Form 10-Q
period 1993-12-31
NEW JERSEY RESOURCES CORP
filed 1994-02-14
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 1993  Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)




           New Jersey                                  22-2376465
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)




1415 Wyckoff Road, Wall, New Jersey - 07719              908-938-1480
 (Address of principal executive offices)       (Registrant's telephone number,
                                                      including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days



                       YES:  X                      No:




The number of shares outstanding of $2.50 par value Common Stock as of February 1, 1994 was 17,032,536.

                        NEW JERSEY RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

- --------------------------------------------------------------------------------
                                              Three Months Ended
                                                 December 31,
                                               1993         1992
- --------------------------------------------------------------------------------
                                                 (Thousands)
OPERATING REVENUES    . . . . . . .         $136,145   $132,647
                                            --------   --------

OPERATING EXPENSES
  Gas purchases . . . . . . . . . .           77,718     73,670
  Operation and maintenance . . . .           15,550     15,706
  Depreciation and amortization . .            6,895      6,454
  Gross receipts tax, etc.  . . . .           15,029     16,146
  Federal income taxes  . . . . . .            5,120      5,030
                                            --------   --------
    Total operating expenses  . . .          120,312    117,006
                                            --------   --------

OPERATING INCOME  . . . . . . . . .           15,833     15,641

OTHER EXPENSE, NET  . . . . . . . .              346         23

INTEREST CHARGES, NET . . . . . . .            4,633      5,068
                                            --------   --------

INCOME BEFORE PREFERRED STOCK
  DIVIDENDS OF SUBSIDIARY . . . . .           10,854     10,550

Preferred stock dividends . . . . .              417        614
                                            --------   --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING  . . . . . . . .       10,437      9,936

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES . . . . . . . . . . .        1,030          -
                                            --------   --------

NET INCOME AVAILABLE FOR COMMON STOCK       $ 11,467   $  9,936
                                            ========   ========

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING     $.62       $.61

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES  . . . . . . . . .            .06          -
                                                 ---        ---

EARNINGS PER COMMON SHARE   . . . . . .         $.68       $.61
                                                ====       ====

DIVIDENDS PER COMMON SHARE  . . . . . .         $.38       $.38
                                                ====       ====

AVERAGE SHARES OUTSTANDING  . . . . . .       16,911     16,410
                                              ======     ======
See Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------

                        NEW JERSEY RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

- --------------------------------------------------------------------------------
                                                    Three Months Ended
                                                        December 31,
                                                      1993        1992
- --------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (Thousands)
  Net income available for common stock .            $11,467    $ 9,936
  Adjustments to reconcile net income to cash flows
   Depreciation and amortization  . . . .              6,895      6,454
   Amortization of deferred charges . . .                543        308
   Deferred income taxes  . . . . . . . .                695        669
   Cumulative effect of change in accounting for
     income taxes . . . . . . . . . . . .             (1,030)         -
   Change in working capital  . . . . . .            (23,334)    (7,138)
   Other, net . . . . . . . . . . . . . .             (2,126)     1,669
                                                     -------    -------
Net cash flows used in operating activities           (6,890)    11,898
                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt . . . . . .             44,050     29,100
 Proceeds from common stock . . . . . . .              3,304      3,355
 Payments of long-term debt   . . . . . .            (13,842)    (9,672)
 Payments of common stock dividends . . .             (6,392)    (5,533)
 Net change in short-term debt  . . . . .             (6,900)         -
                                                     -------    -------
Net cash flows from financing activities              20,220     17,250
                                                     -------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant . . . . . . . . . . . . .            (11,472)    (9,317)
  Contribution from cogeneration developer                 -      4,850
  Real estate properties  . . . . . . . .               (696)      (894)
  Oil and gas properties  . . . . . . . .               (533)    (1,745)
  Cost of removal and other . . . . . . .               (454)      (432)
                                                     -------    -------
 Net cash flows used in investing activities         (13,155)    (7,538)
                                                     -------    -------

Net change in cash and temporary investments             175     21,610
Cash and temporary investments at September 30         1,555      1,811
                                                     -------    -------

Cash and temporary investments at December 31        $ 1,730    $23,421
                                                     =======    =======
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables  . . . . . . . . . . . . . .           $(44,604)  $(45,235)
 Inventories  . . . . . . . . . . . . . .              5,182      4,206
 Deferred gas costs . . . . . . . . . . .             (1,038)     9,615
 Purchased gas  . . . . . . . . . . . . .              3,671      7,204
 Accrued taxes  . . . . . . . . . . . . .             17,836     22,936
 Customers' credit balances and deposits               2,866     (2,696)
 Other, net . . . . . . . . . . . . . . .             (7,247)    (3,168)
                                                    --------   --------
Total . . . . . . . . . . . . . . . . . .           $(23,334)  $ (7,138)
                                                    ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid for
  Interest (net of amounts capitalized) .             $4,892     $4,684
  Income taxes  . . . . . . . . . . . . .             $    -     $  306
See Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


- --------------------------------------------------------------------------------
                                December 31,    September 30,   December 31,
                                   1993              1993           1992
                                 (unaudited)                    (unaudited)
- --------------------------------------------------------------------------------
                                                (Thousands)

PROPERTY, PLANT AND EQUIPMENT
  Utility plant . . . . . . . . .  $649,353       $637,580        $590,846
  Real estate properties  . . . .   103,065        102,369         100,396
  Oil and gas properties  . . . .    91,135         90,602          82,504
                                   --------       --------        --------
                                    843,553        830,551         773,746
  Accumulated depreciation and
    amortization  . . . . . . . .  (204,099)      (197,912)       (183,386)
                                   --------       --------        --------
    Property, plant and equipment,
      net . . . . . . . . . . . .   639,454        632,639         590,360
                                   --------       --------        --------

CURRENT ASSETS
  Cash and temporary investments      1,730          1,555          23,421
  Customer accounts receivable  .    38,470         16,719          38,432
  Unbilled revenues . . . . . . .    33,356         10,037          32,456
  Allowance for doubtful accounts    (1,164)         (684)          (1,174)
  Gas in storage, at average cost    30,586        37,282           25,190
  Materials and supplies, at
    average cost  . . . . . . . .     8,605         7,091            6,603
  Deferred gas costs  . . . . . .    15,256        22,891           (6,290)
  Other . . . . . . . . . . . . .     8,744         6,250            7,766
                                   --------       --------        --------
    Total current assets  . . . .   135,583        101,141         126,404
                                   --------       --------        --------

DEFERRED CHARGES AND OTHER  . . .    42,035         31,871          30,880
                                   --------       --------        --------

      Total assets  . . . . . . .  $817,072       $765,651        $747,644
                                   ========       ========        ========












See Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


- --------------------------------------------------------------------------------
                                December 31,    September 30,   December 31,
                                   1993              1993           1992
                                 (unaudited)                    (unaudited)
- --------------------------------------------------------------------------------
                                                (Thousands)

CAPITALIZATION
  Common stock equity . . . . . . $255,938        $247,548         $237,802
   Redeemable preferred stock . .   22,340          22,340           32,610
   Long-term debt . . . . . . . .  311,128         310,996          271,726
                                  --------        --------         --------
    Total capitalization  . . . .  589,406         580,884          542,138
                                  --------        --------         --------

CURRENT LIABILITIES
  Current maturities of long-term
    debt  . . . . . . . . . . . .    4,622           4,650            4,710
  Short-term debt   . . . . . . .   44,000          20,900                -
  Purchased gas   . . . . . . . .   28,486          24,815           27,401
  Accounts payable and other  . .   28,862          33,571           28,917
  Accrued taxes   . . . . . . . .   29,082          11,246           55,061
  Customers' credit balances and
    deposits  . . . . . . . . . .   14,505          11,639           10,525
                                  --------        --------         --------
    Total current liabilities . .  149,557         106,821          126,614
                                  --------        --------         --------

DEFERRED CREDITS
  Deferred income taxes   . . . .   48,763          49,098           50,036
  Deferred investment tax credits   12,322          12,419           12,731
  Other . . . . . . . . . . . . .   17,024          16,429           16,125
                                  --------        --------         --------
    Total deferred credits  . . .   78,109          77,946           78,892
                                  --------        --------         --------

      Total capitalization and
        liabilities . . . . . . . $817,072        $765,651         $747,644
                                  ========        ========         ========







See Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

                        NEW JERSEY RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1993 balance sheet data is derived from audited financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in New Jersey Resources Corporation's (the Company) 1993 Annual Report on Form 10-K.

   In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of the Company's utility operations and other factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the entire year.

2. Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries - New Jersey Natural Gas Company (NJNG) and Paradigm Resources Corporation (Paradigm). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power, Inc. (Paradigm Power) are wholly owned subsidiaries of Paradigm. New Jersey Natural Resources Company (NJNR), NJNR Pipeline Company (Pipeline), Natural Resources Compressor Company (Compressor) and NJRE Operating Company are wholly owned subsidiaries of NJR Energy. Lighthouse One, Inc. is a wholly owned subsidiary of Paradigm Power. Significant intercompany accounts and transactions have been eliminated.

3. Changes in Accounting

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106).

a. Income Taxes
- ---------------

   SFAS 109 requires the implementation of a liability method for the financial reporting of income taxes, as compared with the deferred method. Under the liability method, deferred tax balances must be recorded irrespective of ratemaking treatment and are adjusted to reflect changes in tax rates. Previously, deferred tax balances were not recorded for certain ratemaking items and were not adjusted to reflect changes in tax rates. The cumulative effect of adopting SFAS 109 on the Company's nonregulated operations was a credit to net income of $1 million, or $.06 per share. The effect on NJNG was to decrease its deferred tax liability by $375,000 with an offsetting regulatory liability as the Company believes it is probable that the effects of SFAS 109 on NJNG will be payable to customers in the future.

   The tax effects of significant temporary differences comprising the Company's net deferred income tax liability at October 1, 1993, upon adoption of SFAS 109, were as follows:

     Property related items                   $67,538
     Customer contributions                    (4,589)
     Capitalized overhead and interest         (4,720)
     Unamortized investment tax credits        (4,347)
     Alternative minimum taxes                 (7,882)
     Deferred charges and other                 1,693
                                              -------
     Total net deferred tax liability         $47,693
                                              =======


   The provision for federal income taxes for the three months ended December 31, 1993 is composed of the following:

     Current expense                           $9,616
     Deferred expense                          (4,587)
     Amortization of investment tax credits       (99)
                                              -------
     Total provision                           $4,930
                                              =======

     Charged to:
     Operating expenses                        $5,120
     Other expense, net                          (190)
                                               -------
     Total provision                           $4,930
                                               =======



b. Other Postretirement Benefits
- --------------------------------

   SFAS 106 requires an accrual method of accounting for postretirement benefits, similar to that presently in effect for pension plans. Previously, certain health care and life insurance benefits were charged to expense when paid. Under the accrual method, the cost of providing postretirement benefits will be recognized over the employee's service period. The Company's transition obligation associated with SFAS 106 is $8.6 million, which will be amortized over 20 years, and its annual expense will increase from approximately $400,000 to $1.5 million, of which over 95% relates to NJNG. As part of its January 1994 base rate order, NJNG is permitted to recover approximately 50% of its SFAS 106 expense currently and defer the balance with ultimate recovery of the deferred portion no later than that prescribed by generally accepted accounting principles. At December 31, 1993, $266,000 of SFAS 106 expenses were deferred and are included in Deferred charges and other on the Consolidated Balance Sheet.

   The components of the accumulated postretirement benefit obligation as of October 1, 1993 and the estimated cost in fiscal 1994 are as follows:

     Accumulated Postretirement Benefits Obligation (APBO)

     Retirees                                $1,648
     Fully eligible participants              2,648
     Other active participants                4,304
                                             ------
     Total APBO                              $8,600
                                             ======

   There were no plan assets as of October 1, 1993.

     Annual Net Postretirement Benefit Cost

     Service cost                             $ 369
     Interest cost                              678
     Amortization of transition obligation      430
     Deferral of current expense               (797)
                                              -----
     Total annual net expense                 $ 680
                                              =====

   The assumed health care cost trend rate used in measuring the APBO as of October 1, 1993 was 12% in 1994 declining 1% each year to 7% in 1999 and then remaining constant at 6.5% in 2000 and thereafter for participants under age
65. For participants age 65 and older the trend rate was 9% in 1994 declining 1% each year to 7% in 1996 and then remaining constant at 6.5% in 1997 and thereafter. A 1% increase in the trend rates would increase the APBO as of October 1, 1993 by $1.4 million and would increase the annual service and interest costs by $200,000. The assumed discount rate used in determining the APBO was 8%.


4. Capitalized Interest

   Capitalized interest and total interest charges for the three months ended December 31, 1993 and 1992, respectively, are as follows:

                                   Three Months Ended
                                       December 31,
                                     1993       1992
                                   ------------------
                                       (Thousands)

     Capitalized Interest            $934       $650
                                     ====       ====

     Total Interest Charges        $5,567     $5,718
                                   ======     ======

5. Legal and Regulatory Proceedings

a. Base Rate Case
- -----------------

   In April 1993, NJNG filed a petition with the Board of Regulatory Commissioners (BRC) seeking additional annual revenues of approximately $26.9 million, or 7.1%, in base rates. The filing reflected primarily the incremental capital and operating costs associated with NJNG's continued customer growth, general system expansion and New Jersey tax law changes. The filing included a 12.5% return on equity and a rate base of $541 million, compared with 12.2% return on equity and a $389 million rate base previously reflected in its base rates. On January 5, 1994, the BRC approved a stipulated agreement which authorizes a $7.5 million base rate increase and includes an 11.5% return on common equity and a rate base of $492 million. Also included in the stipulation was a continuation of NJNG's margin sharing formula for sales to JCP&L and other interruptible customers and transportation services and, effective January 5, 1994, the margin sharing formula for off-system and capacity release sales will be 80% credited to firm customers and 20% retained by NJNG.

b. Incentive Ratemaking
- -----------------------

   In May 1993, NJNG filed an incentive ratemaking plan petition with the BRC which was designed to avoid the need for frequent base rate filings while improving overall service to its customers. In connection with the January 1994 base rate case stipulation, NJNG withdrew its incentive ratemaking petition.

c. Levelized Gas Adjustment Clause (LGA)
- ----------------------------------------

   In July 1993, NJNG filed a petition with the BRC to increase its annual LGA revenues by $4.8 million, or 1.3%, reflecting primarily higher-than-expected natural gas prices. On November 24, 1993, the BRC approved the $4.8 million increase effective December 1, 1993, which includes recovery of NJNG's share of transition costs associated with interstate natural gas pipelines complying with FERC Order 636, over two years. Accordingly, $8.7 million of deferred gas costs has been classified as Deferred charges and other on the Consolidated Balance Sheet at December 31, 1993.

d. Manufactured Gas Plant (MGP) Sites
- -------------------------------------

   NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which it acquired from predecessors, and which contain contaminated residues from former gas manufacturing operations. All of the gas manufacturing operations ceased at these sites at least since the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or its predecessors. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection and Energy (the NJDEPE) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into

Administrative Consent Orders or Memoranda of Agreement with the NJDEPE covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. NJNG's expenditures through June 1992 for environmental investigations and preparation of proposals for remedial action at the former gas plant sites totaled approximately $8.2 million, of which $5.4 million had been recovered through rates. Through a remediation rider, which was approved by the BRC in its June 1992 base rate order, NJNG will recover the unamortized balance of $2.8 million over a seven-year period. Costs incurred subsequent to June 30, 1992 will be reviewed annually and, subject to BRC approval, recovered over seven-year periods. A total of $670,000 of such costs are included in a pending gas remediation filing.

   NJNG estimates that it will incur additional expenditures of approximately $10 million over the next five years for further investigation and remedial action at these sites. Accordingly, this amount is reflected in both Deferred charges and other and Other deferred credits in the Consolidated Balance Sheets.

e.  Aberdeen
- ------------

   In December 1993, a complaint was filed against NJNG, its contractor and as yet unidentified parties by persons alleging injuries caused by a natural gas explosion and fire on June 9, 1993 at a residential building in Aberdeen Township, New Jersey. The plaintiffs (a decedent, his administratrix ad prosequendum and his guardian) are seeking to recover compensatory and punitive damages in unspecified amounts from the defendants. The complaint alleges, among other things, that the defendants were negligent or are strictly liable in tort for their alleged failure to control, repair and maintain natural gas facilities at such building. Reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 for information relating to four complaints previously filed against NJNG arising out of the Aberdeen fire.


   NJNG has notified its liability insurance carriers of these matters. NJNG is unable to predict the extent to which other claims will be asserted against, or liability imposed on, NJNG. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

f.  Carnegie
- ------------

   In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenges NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process are also asserted and unspecified damages and punitive damages are also sought. In April 1993, Carnegie filed a motion for summary judgment on the contract termination claim. In May 1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. On January 21, 1994 a federal magistrate issued a recommended decision denying Carnegie's motion for summary judgment. In addition, the magistrate granted NJNG's motion for summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of process claims. The recommended decision is subject to objections being filed by the parties. NJNG is unable to predict the outcome of this matter. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

g. South Brunswick Asphalt, L.P.
- --------------------------------

   NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEPE to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEPE issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. NJNG is presently exploring various disposal methods for the tar emulsion/sand and gravel mixture.

   NJNG's liability insurance carrier has assumed defense of this action but has denied coverage for SBA's claims. Although management is considering legal action against the carrier, NJNG believes that the total cost to remove and dispose of the tar emulsion/sand and gravel mixture from all three sites would be immaterial. Based upon the gas remediation rider approved by the BRC in June 1992, NJNG believes that such costs should be recoverable through the ratemaking process.

   One of the SBA sites is the subject of a NJDEPE Directive and Notice alleging that the tar emulsion/sand and gravel mixture was a contributing factor to the contamination of ground water at a residential community. The NJDEPE is seeking reimbursement under the New Jersey Spill Compensation and Control Act of cleanup, remediation and related costs, estimated by the NJDEPE at approximately $20 million. NJNG is contesting the NJDEPE directive on the grounds, among others, that any such alleged ground water contamination was not caused by tar emulsions removed from NJNG's former gas plant manufacturing sites. NJNG's liability insurance carriers, which have been defending the civil action, have denied coverage for these claims and NJNG intends to contest this position. NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

h.  Bridgeport Rental and Oil Service
- -------------------------------------

   In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and is investigating this matter. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter, but would seek recovery of any such costs through the ratemaking process. However, no assurance can be given as to the timing or extent of the ultimate recovery of such costs. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

i. Iroquois
- -----------

   Pipeline owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the Canadian border in Upstate New York to Long Island.

   Iroquois has been informed by the U.S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that an investigation is underway to determine whether or not Iroquois committed civil violations of the Federal Clean Water Act and/or its Corps of Engineers permit during construction of the pipeline.

   In addition, in conjunction with the Environmental Protection Agency (EPA), a criminal investigation has been initiated by the U.S. Attorney's Office for the Northern District of New York. To date, no criminal charges have been filed.

   On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission Office of the General Counsel (Enforcement) that Enforcement has commenced a preliminary, non-public investigation concerning matters related to Iroquois' construction of certain of its pipeline facilities. Enforcement has requested information regarding certain aspects of the pipeline construction. In addition, on December 27, 1993, Iroquois received a similar communication from the Army Corps of Engineers requesting information regarding permit compliance in connection with certain aspects of the pipeline construction. Iroquois is evaluating and responding to these requests for information and intends to work with these agencies to allay their concerns. To date, no proceedings have been commenced against Iroquois in connection with these agency inquiries.

   Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner and that its environmental program complied with or exceeded applicable standards for the industry. The foregoing proceedings and investigations have not affected the pipeline's operations.

   Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of December 31, 1993 was $5.2 million.

j. Bessie-8
- -----------

   NJNR and others (the Joint Venture, et al.) were named in a complaint filed
                                       -- ---
by the People's Natural Gas Company (People's) before the Pennsylvania Public Utility Commission (PaPUC). People's sought a determination that the Joint Venture, et al. were a public utility subject to the jurisdiction of the PaPUC
         -- ---
and an order prohibiting natural gas service until proper PaPUC authorization was obtained.

   In April 1988, an Administrative Law Judge (ALJ) issued an initial decision denying and dismissing People's complaint, "because the demonstrated activities of the Bessie-8 joint venture are not within the jurisdiction of the PaPUC to regulate". An initial decision is subject to adoption, modification or rejection by the full PaPUC. In April 1989, alternative motions to adopt the ALJ's initial decision or to subject the Joint Venture to the jurisdiction of the PaPUC failed due to 2-2 tie votes. In October 1992, the PaPUC, on its own initiative and without notice to any of the parties, determined in a 3-0 vote that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code and granted People's exceptions to the ALJ's April 1988 initial decision. This determination would require the Joint Venture, et al. to apply to the PaPUC for a certificate of public convenience within 30 days of the entry of the Final Order, or to cease and desist from providing service on the pipeline. In December 1992, the PaPUC issued a Final Order and extended the deadline to file for a certificate of public convenience within 60 days.
In February 1993, the Joint Venture, et al. filed a motion with the
                                     -- ---
Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the effectiveness of the Final Order be stayed pending court appeals. In February 1993, this motion was granted.

   In October 1992, the Joint Venture, et al. filed a Petition for Review in
                                       -- ---
the nature of a declaratory judgment action in the Commonwealth Court seeking among other things, a declaratory order that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Oral argument was held in March 1993. In January 1993, the Joint Venture, et al. filed a second
                                                         -- ---
Petition for Review with the Commonwealth Court challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility"
                                              -- ---
under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for
                                                            -- ---
a certificate of public convenience and necessity, pending the outcome of the March 1993 oral argument. In July 1993, the Commonwealth Court issued an order denying People's motion to lift the stay pending appeal. In December 1993, the Commonwealth Court granted the Joint Venture a declaratory judgment that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. In January 1994, Peoples and the PaPUC appealed this decision to the Pennsylvania Supreme Court.

   In September 1993 Peoples instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture and its members by filing a Praecipe for Writ of Summons. The Praecipe for Writ of Summons cannot and does not contain any description of the claim being asserted by Peoples. It merely tolls the statute of limitations and preserves any claim Peoples may have against the defendants. This action may concern a claim by Peoples for losses allegedly sustained as a result of the Bessie-8 joint venture activities. However, there has been no activity in this action and the nature of the action has not yet been determined. NJNR is unable to predict the outcome of these matters. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

   In January 1992, Bethlehem Steel Corporation announced its intention to sell the Johnstown plant and, effective June 1, 1993, Bethlehem discontinued gas purchases from the Joint Venture, et al. The portion of the pipeline used to
                                  -- ---
provide gas to Bethlehem was shut-in to preserve its structural integrity. Field production is currently being sold into the interstate natural gas market at spot prices.

   NJNR is considering potential alternatives for the pipeline and believes that an impairment reserve for its investment in the pipeline will not be necessary. At December 31, 1993, NJNR's net investment in the Bessie-8 pipeline was $1 million.


k. Various
- ----------

   The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Long-Term Debt

   On October 1, 1993, CR&R used proceeds from bank loans obtained by the Company to redeem the remaining $13.8 million outstanding principal amount of its 11 5/8% mortgage.

   In November 1993, NJNG issued $30 million of its 6.27% Series X First Mortgage Bonds due November 2008 under its Medium-Term Note program and used the proceeds to reduce outstanding short-term debt.


   Under its loan agreement with the New Jersey Economic Development Authority, NJNG expects to issue an additional $4 million of its 7.25% Series U Bonds within the next twelve months. Accordingly, $4 million of its outstanding short-term debt at December 31, 1993 has been reclassified as long-term debt for financial reporting purposes.

7. Other

   At December 31, 1993, there were 16,937,202 common shares outstanding and book value per share was $15.11.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                        NEW JERSEY RESOURCES CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED DECEMBER 31, 1993


RESULTS OF OPERATIONS

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which was a non-cash credit to consolidated net income of $1 million, or $.06 per share. See Note 3 -Changes in Accounting on page 5 for a discussion of this change in accounting principles.

   Consolidated net income before the effect of adopting SFAS 109, for the three months ended December 31, 1993, increased by 5% to $10.4 million compared with $9.9 million during the same period last year. Earnings per share, before the effect of SFAS 109, for the first fiscal quarter of 1994 increased by 2% to $.62 compared with $.61 in fiscal 1993.

   The increase in consolidated earnings before the effect of SFAS 109 was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

UTILITY OPERATIONS

   NJNG's financial results are summarized as follows:

                                           Three Months Ended
                                              December 31,
                                             1993     1992
                                           ------------------
                                               (Thousands)
     Gross margin
       Residential and commercial            $38,137 $38,527
       JCP&L and other interruptible             149     118
       Off system and capacity release         1,206     684
                                             ------- -------
     Total gross margin                       39,492  39,329
     Operating expenses                       20,500  20,351
     Interest charges, net                     3,158   3,383
     Federal income taxes                      5,141   5,116
     Preferred dividends and other, net          344     560
                                             ------- -------
     Net income                              $10,349 $ 9,919
                                             ======= =======

Gross Margin

   Gross margin, defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), provides a more meaningful basis for evaluating utility operations since gas costs and GRFT are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and Levelized Gas Adjustment
(LGA) cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates.

   Through December 1991, NJNG accrued approximately 14% of all revenues (excluding sales to other utilities) for GRFT, which are paid in lieu of personal property and state income taxes. As a result of changes in New Jersey tax law, commencing in January 1992, GRFT is calculated on a per-therm basis (excluding sales to other utilities).

Residential and Commercial Sales

   In NJNG's June 1992 base rate order, the BRC approved a weather-normalization clause on a two-year experimental basis effective October 1, 1992. Such clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather.
The accumulated adjustment from one heating season (October-April) will be billed or credited to customers in the subsequent heating season. This clause will reduce the weather-sensitivity of gross margin from firm (i.e. residential and commercial) customers.

   Gross margin from sales to firm customers decreased by $390,000, or 1%, to $38.1 million during the first fiscal quarter, compared with the same period last year due primarily to a 2% decrease in firm therm sales. This decline was due to the weather, which was 7% warmer than last year, and lower average customer usage, which more than offset the impact of 9,517 customer additions during the twelve months ended December 31, 1993.

   The weather for the first fiscal quarter was 3% warmer than normal which, due to the aforementioned weather-normalization clause, did not significantly impact gross margin. The weather for the quarter ended December 31, 1992 was 6% colder than normal which resulted in the weather normalization clause reducing gross margin by $1 million.

Operating Expenses

   Operating expenses increased by $149,000, or 1%, for the three months ended December 31, 1993 due primarily to higher depreciation associated with NJNG's growing utility plant, which more than offset lower operation and maintenance expenses.

Interest Charges, Net

   Interest charges, net for the three months ended December 31, 1993, decreased by $225,000, or 7%, due primarily to lower average interest rates.

REAL ESTATE OPERATIONS

   CR&R's financial results are summarized as follows:

                                           Three Months Ended
                                              December 31,
                                             1993     1992
                                           ------------------
                                               (Thousands)
     Revenues                                $3,129   $3,064
     Operating expenses
       Depreciation                             482      461
       Other                                  1,065    1,134
                                             ------   ------
     Operating income                         1,582    1,469
     Other expenses                             653      116
     Interest charges, net                    1,000    1,302
     Federal income taxes                       (27)      12
                                             ------   ------
     Net income (loss) before accounting
       change                                   (44)      39
     Effect of SFAS 109                         660        -
                                            -------   ------
     Net income                             $   616   $   39
                                            =======   ======

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 3 - Changes in Accounting on page 5 for a discussion of this change in accounting principles.

   In evaluating the results of real estate operations, it is appropriate to analyze net income adjusted for depreciation which better reflects the cash flow being generated by its income-producing properties. This approach is common in the real estate industry since cash flow is generally used to evaluate asset performance.

   Other expenses represent the costs associated with the October 1993 redemption of CR&R's remaining $13.8 million outstanding principal of its 11 5/8% mortgage and the December 1992 redemption of its remaining $2.1 million outstanding principal of its 12.75% mortgage.

   Excluding redemption costs from both periods, net income before the effect of SFAS 109 adjusted for depreciation increased by $475,000, or 77%, reflecting lower financing costs resulting from the mortgage redemption activity and the maintenance of a high occupancy rate.

   Since December 31, 1992, CR&R's inventory of completed space has remained unchanged at 914,200 square feet. The occupancy rate as of December 31, 1993 and December 31, 1992 was 96%.

   Interest charges, net decreased by $302,000 for the three months ended December 31, 1993 due to lower average interest rates resulting from the abovementioned mortgage redemption activity.

EXPLORATION AND PRODUCTION OPERATIONS

NJR Energy's financial results are summarized as follows:

                                           Three Months Ended
                                              December 31,
                                             1993     1992
                                           ------------------
                                               (Thousands)
     Revenues                               $2,721    $2,361
     Operating expenses                      2,401     2,273
                                            ------    ------
     Operating income                          320        88
     Interest charges, net                     393       308
     Federal income taxes                     (215)     (158)
                                            ------    ------
     Net income (loss) before accounting
       change                                  142       (62)
     Effect of SFAS 109                        388         -
                                            ------    ------
     Net income (loss)                      $  530    $  (62)
                                            ======    =======

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $388,000. See Note 3 - Changes in Accounting on page 5 for a discussion of this change in accounting principles.

   NJR Energy's operating income increased by $232,000 for the three months ended December 31, 1993 due primarily to the impact of higher production and higher natural gas prices, which more than offset lower oil prices. Natural gas production increased to .9 billion cubic feet (bcf) in the first quarter compared with .8 bcf a year ago, and oil production increased to 34,300 barrels compared with 22,000 barrels. These increases were due to the impact of the $5 million acquisition of 56 properties from Marathon Oil Company in August 1993. NJR Energy's proved reserves at December 31, 1993 totaled 40.6 bcf of natural gas and 2.2 million barrels of oil.

   Average natural gas and oil prices during the period were $1.89 per thousand cubic feet (mcf) and $16.11 per barrel compared with $1.70 per mcf and $20.49 per barrel, respectively, during the same period a year ago.

   NJR Energy's interest charges, net for the three months ended December 31, 1993, increased by 28% due to higher average debt levels associated with the Marathon acquisition.

   Federal income taxes were favorably impacted by permanent tax benefits associated with the development of properties eligible for the tight sands tax credit.

   NJR Energy's ability to continue to improve its earnings in the future is dependent on several factors including changes in natural gas and oil prices, the performance of reserve acquisitions and other investments, the amount and type of which will be determined by market and other conditions.

LIQUIDITY AND CAPITAL RESOURCES

   In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At December 31, 1993, $126.5 million was outstanding under these facilities.

UTILITY

   The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments mandated by changes in New Jersey law, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $71 million with a number of commercial banks and has an additional $15 million line of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

   Remaining fiscal 1994 construction expenditures are estimated at $43.5 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG also has additional capital requirements in 1994 of approximately $25 million resulting from the acceleration of GRFT payments to the State of New Jersey. NJNG expects to finance these expenditures through internal generation, the issuance of short and long-term debt and proceeds from the Company's Dividend Reinvestment and Customer Stock Purchase Plan (DRP), the amount and timing of which will be affected by market conditions and other factors.

   NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

INDEPENDENT POWER

   In July 1993, the Company announced that Lighthouse One, Inc. entered into an agreement with a subsidiary of Destec Energy, Inc. to jointly develop a 57 megawatt, natural gas fired cogeneration project in Harriman, New York (the Northway Project). No significant development expenditures for this project are expected in fiscal 1994. The Northway Project has entered into a twenty-year gas supply agreement with NJNG. Pending various regulatory approvals, the project is currently scheduled to begin construction in 1995, and commence operation in 1996.

REAL ESTATE

   As a result of the Company's strategic re-evaluation, CR&R's capital expenditures are expected to be limited to the fit-up of existing tenant space and the development of previously committed projects, subject to additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings, or made on a build-to-suit basis in accordance with acceptable commitments from existing or prospective tenants or buyers. Such remaining capital expenditures for fiscal 1994 are estimated at $4 million and are expected to be funded through internal generation and bank loans obtained by the Company.


EXPLORATION & PRODUCTION

   As a result of the Company's strategic re-evaluation, NJR Energy will focus a larger percentage of its future capital expenditures on reserve acquisitions and development of activities, rather than exploration projects. Such remaining capital expenditures for fiscal 1994 are expected to total up to $16 million, depending on market conditions and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation.

                          PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

      Information required by this Item is incorporated by reference to Note 5
- - Legal and Regulatory Proceedings beginning on Page 8.


Item 6.     Exhibits and Reports on Form 8-K


      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, under Item 5 - Other Events, dated January 5, 1994, with respect to the settlement of New Jersey Natural Gas Company's base rate case.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NEW JERSEY RESOURCES CORPORATION
                                         --------------------------------



  Date:  February 11, 1994                       /s/Laurence M. Downes
         -----------------               --------------------------------
                                                    Laurence M. Downes
                                                Senior Vice President and
                                                 Chief Financial Officer



  Date:  February 11, 1994                      /s/Glenn C. Lockwood
         -----------------               --------------------------------
                                                   Glenn C. Lockwood
                                               Vice President, Controller
                                             and Chief Accounting Officer