Form 10-K/A
period 1993-09-30
NEW JERSEY RESOURCES CORP
filed 1994-04-28
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1993       Commission file number 1-8359

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

          Securities registered pursuant to Section 12 (b) of the Act

Common Stock - $2.50 Par Value                   New York Stock Exchange
   (Title of each class)             (Name of each exchange on which registered)

          Securities registered pursuant to Section 12 (g) of the Act

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES:  X                         No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      YES:  X                         No:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $435,505,928 based on the closing price of $26.00 per share on December 1, 1993.

The number of shares outstanding of $2.50 par value Common Stock as of December 1, 1993 was 16,927,891.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1994, are incorporated by reference into
Part I and Part III of this report.

  This filing on Form 10-K/A amends the Annual Report on Form 10-K for the year ended September 30, 1993 (Form 10-K) of New Jersey Resources Corporation (the Company), including certain portions of the Company's 1993 Annual Report to Stockholders which were previously incorporated in the Form 10-K. This amendment is made in connection with a change in accounting principle to the successful efforts method of accounting for oil and gas operations from the full cost method by NJR Energy Corporation (NJR Energy), a wholly-owned subsidiary of the Company. The successful efforts accounting method generally requires that costs attributable to unsuccessful exploratory wells be expensed in the period incurred. Under the full cost accounting method, all productive and nonproductive costs related to exploration and development activity were capitalized and subject to a "ceiling" test as calculated under the rules of the Securities and Exchange Commission. Accordingly, the financial statements and other financial information included in Form 10-K have been restated to give effect to the change in accounting method. The cumulative impact of the restatement at September 30, 1993 was to reduce retained earnings by $17.2 million and book value per share by $1.03. The impact on earnings per share
(EPS) for 1988 through 1993 is as follows:


                        1993    1992  1991   1990    1989   1988
                        ----    ----  ----   ----    ----   ----

 EPS, as previously    $1.72   $1.64  $.83   $.97    $1.45  $1.67
 reported


 EPS, as restated      $1.64   $1.55  $.61   $.68    $1.19  $1.44

   The following Table of Contents sets forth the Items of the Form 10-K (including certain Items which were previously incorporated by reference into the Form 10-K from the Company's 1993 Annual Report to Stockholders) which are hereby amended:

                                                                     10-K/A
                                                                      Page
                                                                     ------

PART II

   Item 6  - Selected Financial Data                                    3

   Item 7  - Management's Discussion and                                4
             Analysis of Financial Condition
             and Results of Operations

   Item 8  - Financial Statements and                                   12
             Supplementary Data


PART IV

   Item 14 - Exhibits, Financial Statement                              26
             Schedules and Reports on Form 8-K

Item 6. Selected Financial Data is hereby amended and restated in its entirety to read as follows as a result of a change in accounting principle as discussed in Note 1 to the Consolidated Financial Statements:

CONSOLIDATED FINANCIAL STATISTICS (A)                                         New Jersey Resources Corporation
 Income Statements (Thousands)                    1993         1992       1991         1990        1989         1988
- --------------------------------------------------------------------------------------------------------------------
 Operating Revenues                           $454,746     $400,738   $335,593     $324,773    $329,881     $295,372
- --------------------------------------------------------------------------------------------------------------------
 Operating Expenses
   Gas purchases                               252,041      205,920    168,042      165,185     178,172      159,114
   Operation and Maintenance                    61,707       59,719     59,378       56,559      49,285       44,717
   Depreciation and amortization                25,405       23,918     23,460       20,713      16,085       13,722
   Exploratory dry hole costs                    2,017        2,184      2,689        3,513       4,374        3,101
   Gross receipts tax,etc.                      52,719       52,612     45,489       44,273      43,743       39,225
   Federal income taxes                         11,957       10,841      4,295        4,379       6,422        7,266
- --------------------------------------------------------------------------------------------------------------------
 Total operating expenses                      405,846      355,194    303,353      294,622     298,081      267,145
- --------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                               48,900       45,544     32,240       30,151      31,800       28,227
 GAIN ON SALE OF REAL ESTATE
  PROPERTIES,NET                                    -             -          -            -           -          840
 OTHER INCOME, NET                                 713          574       (316)          43         392           54
 INTEREST CHARGES,NET                           20,429       21,407     22,518       20,174      17,728       14,298
- --------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE PREFERRED STOCK
   DIVIDENDS OF SUBSIDIARY                      29,184       24,711      9,406       10,020      14,464       14,823
 Preferred stock dividends                       2,022        2,464      1,012          948         962          976
- --------------------------------------------------------------------------------------------------------------------
 NET INCOME AVAILABLE FOR COMMON STOCK        $ 27,162     $ 22,247     $8,394      $ 9,072    $ 13,502     $ 13,847
====================================================================================================================
 COMMON STOCK DATA
  Earnings per share                             $1.64        $1.55       $.61         $.68       $1.19        $1.44
  Dividends declared per share                   $1.52        $1.52      $1.50        $1.44       $1.36        $1.28
  Payout ratio                                      93%          98%       246%         212%        114%          89%
  Market price at year end                      $29.13       $22.38     $19.75       $18.00      $19.50       $19.63
  Dividend yield at year end                       5.2%         6.8%       7.7%         8.2%        7.2%         6.7%
  Price-earnings ratio                           17.81        14.42      32.35        26.54       16.38        13.63
  Book value per share                          $13.69       $13.18     $11.80       $12.41      $12.95       $11.82
  Market to book ratio at year end                2.13         1.70       1.67         1.45        1.51         1.66
  Shares outstanding at year end (thousands)    16,820       16,286     13,965       13,520      13,181       10,925
  Average shares outstanding (thousands)        16,607       14,334     13,750       13,378      11,343        9,615
  Number of shareholder accounts                19,319       18,521     17,585       16,175      15,759       15,110
====================================================================================================================
 RETURN ON AVERAGE EQUITY                         11.7%        12.3%       4.9%         5.2%        9.4%        12.6%
====================================================================================================================
 CAPITALIZATION
   Common stock equity                        $230,313     $214,703   $164,731     $167,723    $170,649     $129,168
   Redeemable preferred stock                   22,340       32,610     32,880       13,150      13,420       13,690
   Long-term debt                              310,996      251,955    262,737      227,782     208,655      155,278
- --------------------------------------------------------------------------------------------------------------------
 Total                                        $563,649     $499,268   $460,348     $408,655    $392,724     $298,136
====================================================================================================================
 PROPERTY, PLANT AND EQUIPMENT
   Utility plant                              $637,580     $588,908   $552,519     $514,457    $457,812     $401,196
   Accumulated depreciation                   (155,618)    (141,364)  (127,047)    (114,153)   (103,005)     (93,313)
   Real estate properties                      102,369       99,522     96,832       90,979      81,261       59,386
   Accumulated depreciation                    (10,660)      (8,758)    (7,577)      (5,847)     (4,236)      (2,834)
   Oil and gas properties                       64,576       57,398     53,423       48,097      32,898       30,089
   Accumulated amortization                    (32,597)     (28,478)   (24,241)     (18,863)    (14,372)     (12,153)
- --------------------------------------------------------------------------------------------------------------------
 Property, plant and equipment, net           $605,650     $567,228   $543,909     $514,670    $450,358     $382,371
====================================================================================================================
 CAPITAL EXPENDITURES
   Utility plant                              $ 53,420     $ 37,864   $ 43,014     $ 54,776    $ 57,869     $ 54,007
   Real estate properties                        2,869        4,397      6,321        9,727      19,782       21,696
   Oil and gas properties                        9,216        5,333      8,016       18,712       7,162        8,299
- --------------------------------------------------------------------------------------------------------------------
 Total                                        $ 65,505     $ 47,594   $ 57,351     $ 83,215    $ 84,813     $ 84,002
====================================================================================================================
 TOTAL ASSETS                                 $738,662     $668,605   $651,861     $603,857    $528,382     $447,383
====================================================================================================================

(A) Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.




 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations is hereby amended and restated in its entirety to read as follows as a result of a change in accounting principle as discussed in Note 1 to the Consolidated Financial Statements:

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated

  Net income increased to a record $27.2 million during 1993, compared with $22.2 million in 1992 and $8.4 million in 1991. The earnings increase in each year was primarily the result of the impact of customer growth, base rate increases and colder weather on New Jersey Natural Gas Company (NJNG), the principal subsidiary of New Jersey Resources Corporation (the Company).

  Earnings per share increased to $1.64 during 1993, compared with $1.55 in 1992 and $.61 in 1991, reflecting the increased net income, which more than offset a 16% increase in the average number of shares outstanding in 1993. The
Company's return on average equity was 11.7% in 1993, compared with 12.3% in 1992 and 4.9% in 1991.

  Dividends declared per share were $1.52 in 1993 and 1992 and $1.50 in 1991.
The earnings improvement resulted in the payout ratio being lowered to 93% in 1993, compared with 98% in 1992 and 246% in 1991.

Utility Operations

  NJNG's financial results are summarized as follows:

- -----------------------------------------------------------------
 (Thousands)                           1993      1992       1991
- -----------------------------------------------------------------
 Gross margin
   Residential and commercial      $133,773  $126,840   $108,219
   JCP&L and other interruptible        932       441        517
   Off system                         1,753     1,589        151
- -----------------------------------------------------------------
 Total gross margin                 136,458   128,870    108,887
 Operating expenses                  79,685    77,486     74,683
 Federal income taxes                14,001    11,968      6,366
 Interest charges, net               13,590    13,973     14,730
 Preferred dividends and other, net   1,631     2,244      1,274
- -----------------------------------------------------------------
 Net income                         $27,551  $ 23,199   $ 11,834
=================================================================

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

  Through December 1991, NJNG accrued approximately 14% of all revenues, excluding sales to other utilities, for GRFT. As a result of changes in New
Jersey tax law, commencing in January 1992, GRFT is calculated on a per-therm basis.

Residential and Commercial Sales

  Through fiscal 1992, gross margin from firm (i.e., residential and commercial) customers was weather-sensitive. In NJNG's June 1992 base rate order, the BRC approved a weather-normalization clause on a two-year experimental basis effective October 1, 1992. This clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season (i.e., October-April) is billed or credited to customers in the subsequent heating season.




  The $6.9 million, or 5%, increase in gross margin in 1993 and the $18.6 million, or 17%, increase in gross margin in 1992 from sales to firm customers were due primarily to customer growth, base rate increases and colder weather.


  Therm sales to firm customers increased by 5% to 474 million in 1993, compared with 452 million in 1992 and 387 million in 1991. The increase in therm sales was due to continued customer growth and the weather, which was 4% colder in 1993 and 19% colder in 1992, compared with the prior year.

  NJNG added 9,306 and 7,907 new customers in 1993 and 1992, and converted the heating systems of another 1,305 and 564 existing customers in each year, respectively. In addition, NJNG converted 16 schools in 1993 and 29 schools in 1992, which equates to approximately 530 and 900 new residential customers, respectively. The growth in 1993 represents an annual increase of approximately 17.8 million therms, or 4%, in sales to firm customers. NJNG remains one of the fastest-growing natural gas distribution utilities in the country, and expects to maintain a customer growth rate of more than 3% in the future.

  NJNG received base rate increases of $2.2 million in June 1992 and $8.3 million in February 1991, which increased gross margin by $2.2 million in 1993 and by $4 million in 1992.

  In 1994 and 1995, NJNG expects to add 11,500 and 11,000 new customers, respectively, and convert to natural gas heat an additional 750 existing customers each year. This would result in a sales increase of approximately 20 million therms per year, assuming normal weather and average use, and would increase gross margin under present rates by $5.5 million per year. Future therm sales will continue to be affected by weather, the economic conditions in NJNG's service territory, conversion activity and other marketing efforts, as well as the conservation efforts of NJNG's customers.

  The weather in 1993 was 2.6% colder than normal which, due to the aforementioned weather-normalization clause, resulted in a $1.5 million refund that will be credited to customers in fiscal 1994.

  If the weather had been normal in 1992 and 1991, net income would have been higher by approximately $3 million, or $.21 cents per share, and $10.5 million, or $.76 per share, respectively.

Interruptible Sales

  NJNG services 36 customers through interruptible sales and/or transportation tariffs and serves certain of these customers through agency sales agreements.
Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Interruptible therm sales were 38 million in 1993, compared with 47 million in 1992 and 103 million in 1991. In addition, NJNG transported 37 million therms in 1993, 22 million in 1992 and 19 million in 1991 for its interruptible customers.

  Although therms sold and transported to interruptible customers represented
10% of total therm throughput in 1993 and 11% in 1992, they accounted for less than 1% of the total gross margin in each year due primarily to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retained none of the gross margin from transportation sales through June 1992, and 5% thereafter, and 10% of the gross margin under the interruptible sales tariff with the balance credited to residential and commercial customers through the LGA clause.

Off-System Sales

  In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are not connected to its distribution system. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base.

  NJNG's off-system sales totaled 208 million therms and generated $1.8 million of gross margin in 1993, compared with 118 million therms and $1.6 million of gross margin in 1992 and 4 million therms and $151,000 of gross margin in 1991.
Off-system sales improved each year due primarily to increased marketing efforts, while the margin per therm declined in 1993 due to a change in the regulated margin-sharing formula and increased competition. Effective January
1993, NJNG retains 25% of the gross margin from off-system sales.

Operating Expenses

  Operating expenses increased by $2.2 million, or 3%, in 1993 and $2.8 million, or 4%, in 1992. These increases were due primarily to higher payroll costs, which reflected the impact of growth on operations, and higher depreciation associated with the growing plant investment needed to support the customer growth and general system expansion. Excluding depreciation, operating expenses increased by only 1% in 1993 and 2% in 1992, reflecting cost containment programs implemented by NJNG.

Interest Charges, Net

  NJNG's average debt levels increased in 1993 and 1992 due to its ongoing construction program, coupled with a reduction in cash flow due primarily to the acceleration of GRFT payments as required by changes in New Jersey law.
The increased average debt levels, however, were more than offset by lower interest rates and higher capitalized interest associated with its construction program and accelerated GRFT payments. As a result, interest charges, net decreased by $383,000, or 3%, and by $757,000, or 5%, in 1993 and 1992,
respectively.

Summary

  The 19% increase in NJNG's earnings in 1993 reflected continued customer growth, a base rate increase, colder weather and control of capital and operation and maintenance expenses. As long as NJNG continues to incur the additional capital and operating costs associated with customer growth and general system renewal, it will experience short-term financial pressure. NJNG also realizes that continuous base rate increases cannot be relied upon for future earnings growth and is working with the BRC to implement an incentive-based regulation proposal. Also, the weather-normalization clause reduces the variability of both customer bills and NJNG's earnings due to weather fluctuations.

   NJNG will continue its cost control programs and aggressively pursue new markets to diversify and improve its demand profile as it remains committed to providing a proper return to its investors, without relying on base rate increases.

Non-Utility Operations

  In 1992, Paradigm Resources Corporation was formed as a sub-holding company to better segregate the Company's utility and non-utility operations.

Real Estate Operations

  The financial results of Commercial Realty & Resources Corp. (CR&R) are summarized as follows:

 (Thousands)                  1993           1992          1991
- ----------------------------------------------------------------
 Revenues                  $12,554        $12,530       $11,436
 Operating expenses
  Depreciation               1,924          1,834         1,752
  Other                      4,654          4,509         4,042
- ----------------------------------------------------------------
 Operating income            5,976          6,187         5,642
 Other (expense) income       (116)           707           (23)
 Interest charges, net       5,176          5,275         5,049
 Federal income taxes          220            514           180
- ----------------------------------------------------------------
 Net income                $   464        $ 1,105       $   390
================================================================

Net Income Adjusted for Depreciation

  In evaluating the results of real estate operations, it is appropriate to analyze net income adjusted for depreciation, which better reflects the cash flow being generated by income-producing properties. This approach is common in the real estate industry since cash flow is generally used to evaluate asset performance.

  CR&R's 1993 results include the costs associated with the December 1992 redemption of the $2.1 million outstanding principal amount of its 12.75% mortgage and its 1992 results include the gain on the sale of a construction and lease contract. These items are included in "Other (expense) income" above. Excluding the after-tax impact of these items, CR&R's net income adjusted for depreciation decreased by less than 1% to $2.46 million in 1993 and increased by 15% to $2.47 million in 1992. The slight decrease in 1993 was due primarily to higher expenses from winter storms, while the increase in 1992 was due primarily to an improved occupancy rate.




  CR&R's completed space totaled 914,200 square feet in each of the past three years. The occupancy rate of CR&R's total portfolio at year end improved to 97% in 1993 compared with 93% in 1992 and 87% in 1991. In addition, the occupied space at September 30, 1993 was supported by leases having a remaining average term of seven years, which provides a stable base of cash flow.

Interest Charges, Net

  Interest charges, net decreased by 2% in 1993 due to lower interest rates, including the impact of the aforementioned $2.1 million mortgage redemption, which more than offset higher average debt levels. Interest charges, net increased by 4% in 1992 due to higher levels of average debt associated with the additional completed space, which more than offset lower interest rates.

Summary

  CR&R believes that its high occupancy rate and stable base of cash flow will enable it to meet its debt service requirements as it manages its existing properties and considers various alternatives for the disposition of its real estate assets. CR&R's ability to maintain its current earnings and cash flow levels is dependent on several factors, including maintaining occupancy and rental rates as its portfolio of leases is scheduled to roll-over.

Exploration and Production Operations

  The financial results of NJR Energy Corporation (NJR Energy) are summarized as follows:

 (Thousands)                           1993     1992     1991
- --------------------------------------------------------------
 Revenues
   Exploration and production        $7,898   $8,660   $9,463
   Partnership income                 1,120      400      695
- --------------------------------------------------------------
 Total revenues                       9,018    9,060   10,158
 Operating expenses
   Depreciation, depletion and
     amortization (DD&A)              4,202    4,272    5,392
   Exploratory dry hole costs         2,017    2,184    2,689
   Other                              4,670    4,113    3,701
- --------------------------------------------------------------
 Operating loss                      (1,871)  (1,509)  (1,624)
 Other income (loss)                     60      (20)     (31)
 Interest charges, net                1,360    1,708    2,049
 Federal income taxes                (2,163)  (1,351)  (1,502)
- --------------------------------------------------------------
 Net loss                           $(1,008) $(1,886) $(2,202)
==============================================================

Operating Loss

  NJR Energy's operating loss increased from $1.5 million in 1992 to $1.9 million in 1993 due primarily to lower levels of production from its existing oil and gas properties. In August 1993, NJR Energy completed the $5 million acquisition of 56 properties from Marathon Oil Company; however, this acquisition did not have a material impact on operating income since it occurred late in the fiscal year. NJR Energy expects 1994 operating results to benefit from this acquisition.

  Lower DD&A and exploratory dry hole costs more than offset lower oil and gas prices to reduce the operating loss to $1.5 million in 1992 compared with $1.6 million in 1991.

  Production in 1993 decreased to 3.0 billion cubic feet (Bcf) of natural gas and 97,000 barrels of oil compared with 3.7 Bcf and 99,000 barrels in 1992 and
3.3 Bcf and 101,000 barrels in 1991. Average natural gas prices improved to $1.68 per thousand cubic feet (Mcf) in 1993, compared with $1.54 in 1992 and $1.65 in 1991. The average price of oil decreased to $19.16 per barrel from $19.68 in 1992 and $23.50 in 1991.

  Total operating expenses increased by 3% in 1993 primarily as a result of costs associated with NJR Energy's relocation to Tulsa, Oklahoma and its assumption of operations of approximately 100 properties. The relocation and assumption of operations of its key properties are the result of the Company's
1992 strategic decision to more actively manage its asset base.

  Partnership income consists primarily of earnings from NJNR Pipeline
Company's 2.8% equity investment in the Iroquois Gas Transmission System, L.P.
(Iroquois), which became fully operational in November 1992.




Interest Charges, Net

  Interest charges, net decreased by 20% in 1993 reflecting lower average debt levels and lower interest rates. NJR Energy received $8.7 million of the proceeds from the Company's September 1992 common stock offering. Interest charges, net in 1992 decreased by 17% as a result of lower interest rates, which more than offset higher average debt levels.

Federal Income Taxes

  NJR Energy's permanent tax benefits increased from $250,000 in 1992 to $1.1 million in 1993 primarily as a result of the development of certain properties eligible for the tight sands tax credit.

Summary

  Income from its investment in the Iroquois project, lower interest costs and higher permanent tax benefits resulted in NJR Energy reducing its net loss in 1993. As part of the strategic re-evaluation conducted by the Company in 1992, NJR Energy's future capital spending will be more heavily focused on reserve acquisitions and development activities rather than exploration projects. The
Marathon acquisition should help improve operating income in 1994.

  NJR Energy's ability to continue to improve its earnings in the future is dependent on several factors including changes in oil and gas prices, the performance of reserve acquisitions and other investments, the amount and timing of which will be determined by market and other conditions.

Paradigm Power, Inc.

  Paradigm Power was formed in 1992 to pursue investment opportunities in natural gas-fueled cogeneration and independent power production projects. In
July 1993, a subsidiary of Paradigm Power entered into an agreement with a subsidiary of Destec Energy, Inc. to jointly develop a proposed 57-megawatt, natural gas-fired cogeneration project in Harriman, New York (the Northway
Project). The Northway Project has entered into a 20-year gas supply agreement with NJNG. Pending various regulatory approvals, the project is currently scheduled to begin construction in 1995, and commence operation in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

  The Company is responsible for meeting the common equity requirements of each subsidiary through new issuances, including the proceeds from its Dividend
Reinvestment and Customer Stock Purchase Plan (DRP). During 1993, the Company raised a record $13.2 million from its DRP compared with $12 million in 1992 and $8.3 million in 1991. In September 1992, the Company also raised $37 million from a public offering. The Company provides the debt requirements for its non-regulated companies, while NJNG issues short-term and long-term debt based upon its own financial profile.

  It is the Company's objective to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required. Based upon its existing mix of investments, it is the Company's goal to maintain a common equity ratio in a range of 40% to 45%.

  In order to meet the working capital and external debt financing requirements of the non-regulated companies, as well as its own working capital needs, the Company maintains committed credit facilities totaling $145 million with a number of banks and has a $10 million credit facility available on an offering basis.



At September 30, the Company's consolidated capital structure was as follows:

                                    1993                 1992
- --------------------------------------------------------------
 Common stock equity                 41%                  43%
 Preferred stock                      4%                   7%
 Long-term debt                      55%                  50%
- --------------------------------------------------------------
 Total                              100%                 100%
==============================================================



Utility

  The seasonal nature of the Company's utility operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $71 million with a number of commercial banks and has an additional $15 million line of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

Capital Requirements

  NJNG's capital requirements for 1991 through 1993 and projected amounts through 1995 are as follows:


                                           Maturities and       Redemption
                      Construction    redemption of long-     of preferred
 (Thousands)          expenditures              term debt            stock               Total
 1991                      $43,014                 $2,590             $270             $45,874
 1992                       37,864                  5,189              270              43,323
 1993                       53,420                 21,379           10,270              85,069
 1994                       54,950                 14,100              270              69,320
 1995                       51,260                  9,560              270              61,090


  The continued high level of construction expenditures has resulted from the need for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG also has additional capital requirements in 1993 and 1994 of approximately $25 million annually resulting from the acceleration of GRFT payments to the state of New Jersey.
Optional redemption activity in 1993 included $17.4 million of first mortgage bonds and $10 million of preferred stock. Based on current market conditions, NJNG expects to optionally redeem its $10.5 million, 10 1/2% Series L EDA Bonds in 1994 and the remaining $6 million balance of its 10.85% Series M Bonds in 1995.

Financing

 (Thousands)                      1993             1992             1991
- -------------------------------------------------------------------------
 Cash flow                     $48,389          $48,714          $29,993
 Internal generation                48%              75%              25%
 External financing
   Common stock                $13,218          $40,010          $ 8,560
   Preferred stock                   -               -           $20,000
   Long-term debt              $39,300          $ 4,000          $ 7,000
=========================================================================

  Cash flow, defined as net income adjusted for depreciation, exploratory dry hole costs, amortization of deferred charges and the change in deferred income taxes, represents the cash generated from operations available for capital expenditures, dividends, working capital and other requirements. Cash flow decreased slightly in 1993 due to the reversal of certain deferred tax benefits, which more than offset higher earnings. Cash flow increased in 1992 due primarily to the higher earnings resulting from customer growth, colder weather and base rate increases.

  Internally generated funds, which is cash flow less dividends, as a percentage of capital expenditures decreased in 1993 primarily as the result of the increase in construction expenditures.

   Common equity financing each year consisted of proceeds from the Company's
DRP and $28 million of the proceeds from the Company's public offering in September 1992.

  NJNG's external financing requirements in 1994 and 1995 are expected to average about $50 million annually, which will be met through additional issuances of short-term and long-term debt and common equity contributions by the Company. In September 1993, NJNG received approval from the BRC to issue up to $75 million of First Mortgage Bonds under a Medium-Term Note (MTN) program. NJNG expects to utilize the MTN program for its non tax-exempt debt needs, including the November 1993 issuance of




$30 million, 6.27% Series X First Mortgage Bonds due 2008. The timing and mix of these issuances will be geared toward achieving a common equity ratio of 53%, which is consistent with maintaining NJNG's current short-term and long-term credit ratings and providing access to external capital.

Non-Utility

  The Company's non-utility capital requirements and financing activity are discussed below. All external financing was provided by the Company.

Real Estate

Capital Requirements and Financing
  CR&R's capital requirements and financing activity for 1991 through 1993 were as follows:


 (Thousands)                        1993      1992       1991
- --------------------------------------------------------------
 Capital expenditures             $2,869   $ 4,397     $6,321
 Maturities and redemption of
   long-term debt                 $2,241   $   126     $  816
 Cash flow                        $2,883    $3,724     $2,251
 Internal generation                  72%       66%        23%
 External financing
   Long-term debt                 $2,091    $1,538     $5,319
==============================================================


  As a result of the strategic re-evaluation conducted by the Company, CR&R's construction program was limited in 1993 and 1992 to the fit-up of existing tenant space and the development of previously committed projects.

  The improvement in internal generation as a percentage of capital expenditures to 72% in 1993 reflects stable cash flow being generated by CR&R's operating properties while the level of capital expenditures declined. Cash flow in 1992 includes the gain on the sale of a construction and lease contract.

  External financing activity in 1993 included the refinancing of its 12 3/4%, $2.1 million mortgage. On October 1, 1993, CR&R refinanced its 11 5/8%, $13.8 million mortgage. Funds for both refinancings were obtained from the Company's bank credit facilities.

  Capital expenditures are projected to be $4.6 million in 1994 and $115,000 in 1995 in connection with the fit-up of existing tenant space and the development of previously committed projects, subject to additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings, or made on a build-to-suit basis in accordance with acceptable commitments from existing or prospective tenants or buyers.
Such expenditures are expected to be funded through internal generation and bank loans obtained by the Company.


Exploration and Production

Capital Requirements and Financing
  NJR Energy's capital requirements and financing activity for 1991 through 1993 were as follows:

 (Thousands)                      1993            1992            1991
- -----------------------------------------------------------------------
 Capital expenditures          $ 9,216         $ 5,333          $8,016
 Equity investments            $   296         $   875          $2,469
 Cash flow                     $ 3,323         $ 4,746          $3,990
 Internal generation                26%             81%             44%
 External financing
   Common stock                      -         $ 8,730               -
   Long-term debt              $ 6,143         $(6,885)         $7,756
=========================================================================



  NJR Energy's 1993 capital expenditures include the August 1993 acquisition of 56 oil and gas properties for $5 million. This acquisition added proved reserves of 6.9 Bcf of natural gas and 295,000 barrels of oil, and included the assumption of operations on 45 of the properties. NJR Energy's remaining 1993 capital spending was devoted primarily to previously committed exploration projects and its ongoing development activity. During 1993, NJR Energy participated in drilling 10 wells to develop existing properties, of which 8 were completed as commercially productive, and 4 exploratory wells, none of which were commercially successful.

  NJR Energy's base of proved natural gas reserves at September 1993 increased to 41.4 Bcf, compared with 38.3 Bcf at September 1992. Proved oil reserves increased to 2.4 million barrels at September 1993, compared with 2 million barrels a year ago. The increase was due to the aforementioned acquisition which more than offset production and reserve revisions.

  Cash flow declined in 1993 due primarily to higher federal alternative minimum taxes. Excluding the $5 million August 1993 acquisition, internal generation as a percentage of capital expenditures was 79%. Cash flow and internal generation improved in 1992 as a result of lower federal alternative minimum taxes and a decline in capital spending.

  External debt financing consists of borrowings under the Company's bank credit facilities. NJR Energy also received $8.7 million of proceeds from the Company's public offering in September 1992.

  As a result of the strategic re-evaluation conducted by the Company, NJR
Energy will continue to focus a larger percentage of its capital expenditures on reserve acquisitions and development activities rather than exploration projects. (See Recent Developments)
  The external financing requirements of NJR Energy are expected to average $12 million annually in 1994 and 1995, which will be met through the issuance of additional debt and equity by the Company, the timing and mix of which will be decided by market and other conditions.

Paradigm Power, Inc.

  No capital investments were made as of September 30, 1993 by this recently formed subsidiary. External financing for Paradigm Power's future capital investments is expected to be initially provided by the Company, the timing and mix of which will be determined by market and other conditions.

Effects of Inflation

  Under the ratemaking process, the recovery of plant costs through depreciation and the allowed return on plant investment are limited to levels based upon the historical cost of utility plant, which is significantly less than current replacement costs. The Company believes, based on past practices, that NJNG will be allowed to earn on the increased cost of its investment when replacement of the facilities is included in rate base. The Company's other operations have not been significantly affected by inflation.

Summary

  The Company is confident that it will have adequate cash flow and proper access to both the short-term and long-term capital needed to meet the projected capital and dividend requirements of each subsidiary. The Company and NJNG will also explore various alternatives to take advantage of favorable interest rates to reduce its overall cost of capital. In addition, NJNG is hopeful of receiving approval of its incentive-based regulation proposal, which is designed to encourage quality service to customers, reduce the need for base rate filings and provide a fair return to the Company's shareholders.

Non-regulated investments are expected to generate improved earnings and cash flow in the future, thereby enhancing the total return received by the Company's shareholders.

NEW ACCOUNTING STANDARDS

  The Company will adopt Statement of Financial Accounting Standards (SFAS) No.
106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes" in the first quarter of fiscal
1994. See Note 8 and Note 6, respectively, for a discussion of the impact of these accounting standards.

RECENT DEVELOPMENTS

  On April 27, 1994, the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned. Potential investment opportunities may include gas gathering, storage and marketing, as well as other investments designed to capitalize on the post - Order 636 investment environment. In connection with this strategic shift, as discussed in Note 1 to the Consolidated Financial Statements, the Company has changed the method by which it accounts for its oil and gas operations from the full cost method to the successful efforts method.




Item 8. Financial Statements and Supplementary Data is hereby amended and restated in its entirety to read as follows as a result of a change in accounting principle as discussed in Note 1 to the Consolidated
        Financial Statements:

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF NEW JERSEY RESOURCES CORPORATION:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and its subsidiaries as of September 30, 1993 and 1992 and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1993. Our audits also included the consolidated financial statement schedules listed in Item 14
(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at September 30, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1, the accompanying consolidated financial statements of New Jersey Resources Corporation and its subsidiaries have been restated to show the effects of a change in accounting principle from the full cost method of accounting for oil and gas properties to the successful efforts method.







DELOITTE & TOUCHE


Parsippany, New Jersey
November 1, 1993 (April 28, 1994 as to Note 1)



CONSOLIDATED STATEMENTS OF INCOME      New Jersey Resources Corporation
(Thousands, except per share data)
 For the Years Ended September 30,       1993(A)     1992(A)    1991(A)
- ------------------------------------------------------------------------
 OPERATING REVENUES                    $454,746     $400,738   $335,593
- ------------------------------------------------------------------------
 OPERATING EXPENSES
   Gas purchases                        252,041      205,920    168,042
   Operation and maintenance             61,707       59,719     59,378
   Depreciation and amortization         25,405       23,918     23,460
   Exploratory dry hole costs             2,017        2,184      2,689
   Gross receipts tax, etc.              52,719       52,612     45,489
   Federal income taxes                  11,957       10,841      4,295
- ------------------------------------------------------------------------
 Total operating expenses               405,846      355,194    303,353
- ------------------------------------------------------------------------
 OPERATING INCOME                        48,900       45,544     32,240
- ------------------------------------------------------------------------
 OTHER INCOME, NET                          713          574      (316)
 INTEREST CHARGES, NET
   Long-term debt                        19,952       19,742     20,122
   Short-term debt and other                477        1,665      2,396
- ------------------------------------------------------------------------
 Total interest charges, net             20,429       21,407     22,518
- ------------------------------------------------------------------------
 INCOME BEFORE PREFERRED STOCK
 DIVIDENDS OF SUBSIDIARY                 29,184       24,711      9,406
 Preferred stock dividends                2,022        2,464      1,012
- ------------------------------------------------------------------------
 NET INCOME AVAILABLE FOR COMMON STOCK  $27,162      $22,247    $ 8,394
========================================================================
 EARNINGS PER COMMON SHARE                $1.64        $1.55       $.61
========================================================================
 DIVIDENDS PER COMMON SHARE               $1.52        $1.52      $1.50
========================================================================
 AVERAGE SHARES OUTSTANDING              16,607       14,334     13,750
========================================================================


CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY  New Jersey Resources Corporation
(Dollars in Thousands)

                                                                                            Retained
                                                                   Premium on  ESOP         Earnings,
                                      Number of      Common        Common      Term Loan    as          Effect of   Retained
                                      Shares         Stock         Stock       and Other    previously  change in   Earnings, as
                                                                                            reported    accounting  restated(A)
- ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT  SEPTEMBER 30, 1990       13,520,064      $33,800     $120,745     $(2,755)    $27,668     $(11,735)    $15,933
 Net income available for common                                                            11,347       (2,953)      8,394
 stock
 Common stock issued under stock         445,157        1,113        7,636
 plans
 Cash dividends declared                                                                   (20,656)                 (20,656)
 Reduction of ESOP term loan and                                                   521
 other
- ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1991        13,965,221       34,913      128,381      (2,234)     18,359      (14,688)      3,671
 Net income available for common                                                            23,459       (1,212)     22,247
 stock
 Public sale of common stock           1,725,000        4,313       32,417
 Common stock issued under stock         595,672        1,489       10,555
 plans
 Cash dividends declared                                                                   (21,780)                 (21,780)
 Reduction of ESOP term loan and                                                   731
 other
- ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1992        16,285,893       40,715      171,353      (1,503)     20,038      (15,900)      4,138
 Net income available for common                                                            28,497       (1,335)     27,162
 stock
 Common stock issued under stock         533,933        1,335       11,643
 plans
 Cash dividends declared                                                                   (25,283)                 (25,283)
 Reduction of ESOP term loan and                                                   753
 other
- ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1993        16,819,826      $42,050     $182,996     $  (750)   $23,252      $(17,235)      6,017
=================================================================================================================================

The accompanying notes are an integral part of these statements.

(A) Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                New Jersey Resources Corporation
 (Thousands)
 For the Years Ended September 30,                                   1993(A)        1992(A)       1991(A)
- ----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income available for common stock                            $ 27,162        22,247        $ 8,394
   Adjustments to reconcile net income to cash flows
    Depreciation and amortization                                     25,405        23,918         23,460
    Exploratory dry hole costs                                         2,017         2,184          2,689
    Amortization of deferred charges                                   1,381         1,319          1,286
    Deferred income taxes                                               (980)        8,115             63
    Change in working capital                                        (44,399)       (4,482)        14,227
    Other, net                                                        (1,616)       (3,299)        (8,519)
- ----------------------------------------------------------------------------------------------------------
 Net cash flows from operating activities                              8,970        50,002         41,600
- ----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                       49,200         4,000         50,925
   Proceeds from preferred stock                                           -             -         20,000
   Proceeds from common stock                                         13,218        48,740          8,560
   Payments of long-term debt                                        (24,295)      (11,569)       (13,876)
   Payments of preferred stock                                       (10,270)         (270)          (270)
   Payments of common stock dividends                                (24,426)      (21,553)       (20,351)
   Net change in short-term debt                                      54,900       (21,400)       (24,620)
- ----------------------------------------------------------------------------------------------------------
 Net cash flows from financing activities                             58,327        (2,052)        20,368
- ----------------------------------------------------------------------------------------------------------
 CASH FLOWS USED IN INVESTING ACTIVITIES
    Expenditures for
     Utility plant                                                   (58,270)      (37,864)       (43,014)
     Contribution from cogeneration developer                          4,850           -                -
     Real estate properties                                           (2,869)       (4,397)        (6,321)
     Oil and gas properties                                           (9,216)       (5,333)        (8,016)
     Cost of removal and other                                        (2,048)       (1,043)        (3,531)
- ----------------------------------------------------------------------------------------------------------
 Net cash flows used in investing activities                         (67,553)      (48,637)       (60,882)
- ----------------------------------------------------------------------------------------------------------
 Net change in cash and temporary investments                           (256)         (687)         1,086
 Cash and temporary investments at beginning of the year               1,811         2,498          1,412
- ----------------------------------------------------------------------------------------------------------
 Cash and temporary investments at end of the year                   $ 1,555      $  1,811       $  2,498
==========================================================================================================
 CHANGES IN COMPONENTS OF WORKING CAPITAL
   Receivables                                                      $ (1,473)     $ (3,283)      $  7,556
   Inventories                                                        (8,374)           47         (7,159)
   Deferred gas costs                                                (19,566)        5,729         (8,570)
   Purchased gas                                                       4,958         1,879          4,920
   Accrued taxes                                                     (20,879)       (3,349)         8,815
   Customers' credit balances and deposits                            (1,582)       (8,601)        (3,274)
   Other, net                                                          2,517         3,096         11,939
- ----------------------------------------------------------------------------------------------------------
 Total                                                             $ (44,399)     $ (4,482)      $ 14,227
==========================================================================================================
 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid during the year for
  Interest (net of amount capitalized)                               $18,725       $20,905        $23,397
  Income taxes                                                        $9,930        $2,710         $1,147
 Non-cash investing and financing activities
   Note receivable converted to oil and gas properties                     -          $830              -
==========================================================================================================
The accompanying notes are an integral part of these statements.

(A) Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

CONSOLIDATED BALANCE SHEETS
New Jersey Resources Corporation

September 30,                                          1993(A)     1992(A)
- ---------------------------------------------------------------------------
ASSETS                                                     (Thousands)
- ---------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at original cost                    $637,580     $588,908
  Real estate properties, at cost                     102,369       99,522
  Oil and gas properties                               64,576       57,398
- ---------------------------------------------------------------------------
                                                      804,525      745,828
  Accumulated depreciation and amortization          (198,875)    (178,600)
- ---------------------------------------------------------------------------
Property, plant and equipment, net                    605,650      567,228
- ---------------------------------------------------------------------------
CURRENT ASSETS
  Cash and temporary investments                        1,555        1,811
  Customer accounts receivable                         16,719       13,386
  Unbilled revenues                                    10,037       11,676
  Allowance for doubtful accounts                        (684)        (598)
  Gas in storage, at average cost                      37,282       29,425
  Materials and supplies, at average cost               7,091        6,574
  Deferred gas costs                                   22,891        3,325
  Other                                                 6,250        5,615
- ---------------------------------------------------------------------------
Total current assets                                  101,141       71,214
- ---------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER                             31,871       30,163
- ---------------------------------------------------------------------------
TOTAL ASSETS                                         $738,662      $668,605
- ---------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
- ---------------------------------------------------------------------------
CAPITALIZATION
  Common stock equity                                $230,313     $214,703
  Redeemable preferred stock                           22,340       32,610
  Long-term debt                                      310,996      251,955
- ---------------------------------------------------------------------------
  Total capitalization                                563,649      499,268
- ---------------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                  4,650        5,151
  Short-term debt                                      20,900            -
  Purchased gas                                        24,815       21,235
  Accounts payable and other                           33,571       28,182
  Accrued taxes                                        11,246       32,125
  Customers' credit balances and deposits              11,639       13,221
- ---------------------------------------------------------------------------
Total current liabilities                             106,821       99,914
- ---------------------------------------------------------------------------
DEFERRED CREDITS
  Deferred income taxes                                39,344       40,324
  Deferred investment tax credits                      12,419       12,830
  Other                                                16,429       16,269
- ---------------------------------------------------------------------------
Total deferred credits                                 68,192       69,423
- ---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
- ---------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                 $738,662     $668,605
- ---------------------------------------------------------------------------

 The accompanying notes are an integral part of these statements.




(A) Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

CONSOLIDATED STATEMENTS OF CAPITALIZATION                 New Jersey Resources Corporation

(Thousands)

 September 30,                                                                1993(A)          1992(A)
- -------------------------------------------------------------------------------------------------------
                                                                        (Thousands)
COMMON STOCK EQUITY
    Common stock, $2.50 par value; authorized 25,000,000 shares;
     outstanding shares 1993, 16,819,826; 1992, 16,285,893               $ 42,050             $ 40,715
    Premium on common stock                                               182,996              171,353
    Term loan of Employee Stock Ownership Plan and other                     (750)              (1,503)
    Retained earnings                                                       6,017                4,138
- ---------------------------------------------------------------------------------------------------------------
Total common stock equity                                                 230,313              214,703
- ---------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK
New Jersey Natural Gas Company
      $100 par value, cumulative; authorized shares
      1993, 533,400; 1992, 636,100 outstanding shares
      4-3/4% series - 1993, 11,000; 1992, 12,500                                    1,100                1,250
      5.65%  series - 1993, 12,400; 1992, 13,600                                    1,240                1,360
      7.72%  series - 1993 and 1992, 200,000                                       20,000               20,000
      7.75%  series - 1992, 100,000                                                     -               10,000
- ---------------------------------------------------------------------------------------------------------------
  Total redeemable preferred stock                                                 22,340               32,610
- ---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
New Jersey Natural Gas Company
 First mortgage bonds                         Maturity date
  9-1/4%     Series F                         October 1, 1995                           -                7,084
  10-3/8%    Series K                         September 1, 2013                         -               10,300
  10-1/2%    Series L                         August 1, 2014                       10,500               10,500
  10.85%     Series M                         September 1, 2000                     7,200                8,400
  10%        Series N                         May 1, 2001                           7,000                8,000
  8.5%       Series P                         March 1, 2002                        10,908               12,272
  9%         Series Q                         December 1, 2017                     13,500               13,500
  8-1/2%     Series R                         June 1, 2018                         25,000               25,000
  10.10%     Series S                         June 1, 2009                         20,000               20,000
  7.05%      Series T                         March 1, 2016                         9,545                9,545
  7.25%      Series U                         March 1, 2021                        11,000                7,000
  7.50%      Series V                         December 1, 2002                     25,000                    -
  5-3/8%     Series W                         August 1, 2023                       10,300                    -
 Short-term debt expected to be  refinanced                                        34,000                    -
 Capital lease obligations                                                             77                  514
- ---------------------------------------------------------------------------------------------------------------
                                                                                  184,030              132,115
 Obligation to state authority                                                          -                8,000
 Less - Construction fund                                                               -               (8,000)
- ---------------------------------------------------------------------------------------------------------------
 Total                                                                            184,030              132,115
- ---------------------------------------------------------------------------------------------------------------
 New Jersey Resources Corporation
  Revolving Credit Agreements, at floating    October 1, 1994- October            126,292              102,550
   rates                                       1, 1995
  7.9% Term loan of Employee Stock Option     May 1, 1995                             674                1,349
   Plan
- ---------------------------------------------------------------------------------------------------------------
  Total                                                                           126,966              103,899
- ---------------------------------------------------------------------------------------------------------------
 Commercial Realty & Resources Corporation
  11-5/8% Mortgage loan                       December 1, 2000                          -               13,830
  12-3/4% Mortgage loan                       August 1, 1995                            -                2,111
- ---------------------------------------------------------------------------------------------------------------
  Total                                                                                 -               15,941
- ---------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                             310,996              251,955
- ---------------------------------------------------------------------------------------------------------------
 TOTAL CAPITALIZATION                                                            $563,649             $499,268
===============================================================================================================

The accompanying notes are an integral part of these statements.

(A) Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.



Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of New Jersey
Resources Corporation (the Company) and its subsidiaries -- New Jersey Natural
Gas Company (NJNG) and Paradigm Resources Corporation (Paradigm).  Commercial
Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and
Paradigm Power, Inc. (Paradigm Power) are wholly owned subsidiaries of Paradigm. NJR Energy has four wholly owned operating subsidiaries.
Significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made of previously reported amounts to conform to 1993 account classifications.

Regulatory Accounting
The Company's largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the New Jersey Board of Regulatory Commissioners (the BRC). As a result of the ratemaking process, the accounting principles applied by NJNG differ in certain respects from those applied by nonregulated businesses.

Utility Plant and Depreciation
Depreciation is computed on a straight-line method for financial statement purposes, using rates based on the estimated remaining lives of the various classes of depreciable property. The composite rate of depreciation was 3.27% of average depreciable property in 1993, 3.24% in 1992 and 3.19% in 1991. When depreciable properties are retired, the original cost thereof, plus cost of removal less salvage, is charged to accumulated depreciation.

Oil and Natural Gas Properties
As disclosed herein on Form 10-K/A, filed on April 28, 1994, NJR Energy changed its method of accounting for oil and gas operations to the successful efforts method from the full cost method.

Under the successful efforts method of accounting, proved leasehold costs are capitalized and amortized over the proved developed and undeveloped reserves on a units-of-production basis. Successful drilling costs and developmental dry holes are capitalized and amortized over the proved developed reserves on a units-of-production basis. Unproved leasehold costs are capitalized and are not amortized, pending an evaluation of their exploration potential. Unproved leasehold costs are assessed periodically to determine if an impairment of the cost of significant individual properties has occurred. The cost of an impairment is charged to expense in the period in which it occurs. Costs incurred for exploratory dry holes, geological and geophysical work and delay rentals are charged to expense as incurred.

The Consolidated Balance Sheets as of September 30, 1993 and 1992, and the related Consolidated Statements of Income, Common Stock Equity, Cash Flows and financial statement schedules for each of the three years in the period ended
September 30, 1993 and related notes to the consolidated financial statements have been restated to show the effects of NJR Energy's change in accounting principle to the successful efforts method of accounting for oil and gas properties from the full cost method. The change to the successful efforts method of accounting results in a decrease of $17.2 million in retained earnings as of September 30, 1993 by restating previously issued financial statements.

The effect of this change was to decrease previously reported net income and earnings per share of common stock by the following amounts:

 (Thousands, except per share data)     1993      1992       1991
                                        ----      ----       ----
 Net income, as previously reported  $28,497   $23,459    $11,347
 Effect of change in accounting       (1,335)   (1,212)    (2,953)
                                      -------   -------    -------
 Net income, as restated             $27,162   $22,247     $8,394
                                     =======   =======     ======

 Earnings per common share, as
  previously reported                  $1.72     $1.64       $.83
 Effect of change in accounting         (.08)     (.09)      (.22)
                                       ------    ------     ------
 Earnings per common share, as
 restated                              $1.64     $1.55       $.61
                                       =====     =====       ====



Utility Revenues
Customers are billed through monthly cycle billings on the basis of one month's actual or estimated usage. Revenues are based upon service rendered.

Gas Purchases
NJNG's tariff includes a Levelized Gas Adjustment (LGA) clause, which is normally revised on an annual basis, effective October 1. Under this clause, NJNG projects its cost of gas, net of supplier refunds and credits from interruptible, off-system and transportation sales, over the subsequent 12 months and recovers the excess, if any, of such projected costs over those included in its base rates through monthly levelized charges to customers. Any under-or over-recoveries are deferred and reflected in the LGA clause in the subsequent year.

Gross Receipts Tax, Etc.
Gross receipts tax, etc. consists principally of New Jersey gross receipts and franchise taxes (GRFT), which are eventually paid to the municipalities in which NJNG has utility plant facilities, and a surtax paid to the state.
Through December 1991, these taxes were based upon operating revenues subject to such taxes. As a result of changes in New Jersey tax law, commencing in January 1992, they are calculated on a per-therm basis. GRFT is paid in lieu of personal property and state income taxes. Such amounts represent approximately 91% of the Gross receipts tax, etc. figures.

Federal Income Taxes
Deferred federal income taxes are provided for timing differences between book and taxable income, except that NJNG provides such taxes only to the extent permitted for ratemaking purposes.

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related property.

Capitalized Interest
The Company's capitalized interest totaled $3.2 million in 1993, $3.3 million in 1992, and $3.6 million in 1991.

Deferred Charges
Included in Deferred charges and other is $4.5 million related to items that are being amortized through rates over remaining time periods ranging from 1 to 10 years. No return is being earned on the unamortized balance. See Note 9:
Commitments and Contingent Liabilities for a discussion of the manufactured gas plant (MGP) remediation costs.

Statements of Cash Flows
For purposes of reporting cash flows, all temporary investments with maturities of three months or less are considered cash equivalents.

New Accounting Standards
See Note 8: Employee Benefit Plans and Note 6: Federal Income Taxes for a discussion of the impact of Statement of Financial Accounting Standards (SFAS)
No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes", respectively, both of which will be adopted by the Company in the first quarter of fiscal 1994.

2. Common Stock

At September 30, 1993, there were 847,362 shares reserved for issuance under the Company's Dividend Reinvestment and Customer Stock Purchase, Employee Stock
Ownership and Retirement Savings Plans.

At September 30, 1993, there were 134,102 shares reserved for issuance or grant under the Company's Executive Long-Term Compensation Plan (the Plan). During
1993, a total of 1,572 shares were issued and 67,264 non-qualified stock options were granted under the Plan. All options granted under the Plan allow for the purchase of common stock at prices not less than the fair market value on the date of grant, vest over four years and must be exercised within ten years. The following table summarizes the stock option activity:



                                           Shares         Price
- --------------------------------------------------------------------------
 Outstanding at September 30, 1990              -             -

 Granted                                   23,672         $19.01
- --------------------------------------------------------------------------
 Outstanding at September 30, 1991 and     23,672         $19.01
 1992

 Granted                                   67,264         $22.25
- --------------------------------------------------------------------------
 Outstanding at September 30, 1993         90,936         $19.01 - $22.25
- --------------------------------------------------------------------------
 Exercisable at September 30, 1993         11,836         $19.01
- --------------------------------------------------------------------------

3. Redeemable Preferred Stock


Under the terms of its preferred stock agreements, NJNG purchases 1,500 shares of the 4-3/4% series and 1,200 shares of the 5.65% series annually, at par plus accumulated dividends. Both series are redeemable at NJNG's option for $102 per share plus accumulated dividends at any time. The 7.72% series is subject to mandatory redemption in 2001 and optional redemption from 1998 to 2000 at prices declining from $101.72 to $100 per share plus accumulated dividends. In
March 1993, NJNG optionally redeemed its $10 million, 7.75% series at a price of $103.44 per share.

Preferred stockholders are entitled to one vote per share on all NJNG matters and have priority as to dividends. The agreements prohibit the distribution of common stock dividends unless NJNG is in compliance with all their provisions.
In addition, whenever preferred dividends are in arrears in an amount equal to four quarterly dividends, preferred stockholders may elect a number of directors necessary to constitute one less than a majority of NJNG's Board of Directors, until such dividends are paid in full.

The Company has 200,000 shares of authorized and unissued $100 par value preferred stock.

4. Long-Term Debt, Dividends and Retained Earnings Restrictions

Annual redemption requirements for the next five years are as follows: 1994, $4.7 million; 1995, $69.5 million; 1996, $50.8 million; 1997, $3.6 million and
1998, $3.6 million.

NJNG's mortgage secures its first mortgage bonds and represents a lien on substantially all its property, including gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG's common stock. Under the most restrictive provision, approximately $11.9 million of NJNG's retained earnings was available at September 30, 1993.

In March 1991, NJNG entered into a loan agreement with the New Jersey Economic
Development Authority (the Authority) under which the Authority issued $15 million of its 7.25% Series 1991B Bonds due March 2021 and deposited the proceeds into a construction fund with an indenture trustee. NJNG issues first mortgage bonds, with interest rates and maturity dates matching those of the revenue bonds, as it receives funds from the indenture trustee in reimbursement of qualified expenditures up to the principal amount of the bonds issued by the Authority. Any remaining balance in the construction fund, together with the first mortgage bonds issued by NJNG, are held by the indenture trustee as security for the Authority's revenue bonds. NJNG is obligated at all times to secure all payments on the Authority's revenue bonds. Under its loan agreement with the Authority, NJNG received $4 million of the proceeds from the 7.25%
Series 1991B Bonds and issued a like amount of its 7.25% Series U Bonds in September 1993 and expects to issue an additional $4 million of its Series U
Bonds within the next twelve months. Accordingly, at September 30, 1993, $4 million of short-term debt has been reclassified as long-term debt for financial reporting purposes.

In December 1992, NJNG issued $25 million of its 7.5% Series V First Mortgage
Bonds due December 2002 and used a portion of the proceeds to redeem the remaining $7.1 million outstanding principal amount of its 9 1/4% Series F
First Mortgage Bonds.

In August 1993, NJNG entered into a loan agreement with the Authority under which the Authority issued $10.3 million of its 5 3/8% Series 1993A Bonds due
August 2023 and NJNG issued a like amount of its 5 3/8% Series W First Mortgage
Bonds. In September 1993, NJNG used the proceeds from its Series W Bonds to redeem the $10.3 million, 10 3/8% Series K Bonds due 2013.

In September 1993, NJNG received approval from the BRC to issue up to $75 million of First Mortgage Bonds under a Medium-Term Note (MTN) program. In
November 1993, NJNG issued $30 million of its 6.27% Series X First Mortgage
Bonds due November



2008 under the MTN program and used the proceeds to reduce outstanding short-term debt. Accordingly, at September 30, 1993, $30 million of short-term debt has been reclassified as long-term debt for financial reporting purposes.

CR&R used proceeds from floating rate bank loans obtained by the Company to optionally redeem the remaining $2.1 million outstanding principal amount of its 12 3/4% mortgage in December 1992 and the remaining $13.8 million outstanding principal amount of its 11 5/8% mortgage on October 1, 1993.
Accordingly, at September 30, 1993, the $13.8 million outstanding mortgage has been reclassified as a revolving credit agreement borrowing for financial reporting purposes.

In April 1993, the Company entered into five-year interest rate swap agreements for an aggregate notional amount of $50 million. Under the agreements, the Company had agreed to pay a rate equal to the London Interbank Offered Rate
(Libor), which is reset semi-annually, while receiving a fixed rate of approximately 5.48%. On May 11, 1993, the Company accepted $511,000 in exchange for terminating these agreements.

At September 30, 1993, the Company had seven committed revolving credit agreements totaling $145 million which provide for bank loans at negotiable rates at, or below, the prime rate. At September 30, 1993, a total of $112.5 million was outstanding under these agreements of which $65.2 million matures in fiscal 1995 and $47.3 million matures in fiscal 1996.

The Company has entered into two interest rate swap agreements, having an aggregate notional amount of $45 million, to eliminate the impact of changes in interest rates on a portion of its floating rate long-term debt. These agreements effectively fix the Company's interest rate on $30 million of its floating rate revolving credit borrowings at 8 7/8% through December 1993 and 9% through 1996, and on $15 million of its floating rate revolving credit borrowings at 9.4% through September 1992 and 9.5% through 1999. In the event of nonperformance by the counterparties, the Company's interest cost on the $45 million of long-term debt would revert to a floating rate based on a three- or six-month LIBOR. However, the Company does not anticipate nonperformance by the counterparties. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the interest rate swap agreements.

The Company's remaining long-term debt outstanding under revolving credit agreements at September 30, 1993 and 1992 totaled $67.5 million and $57.6 million, with a weighted average interest rate of 3.7% and 4%, respectively.

SFAS 107, "Fair Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the relatively short maturity of those instruments. The estimated fair value of long-term debt is based on quoted market prices for similar issues and the fair value of interest rate swap agreements is based on the estimated amount the Company would receive or pay to terminate the agreements. At September 30, 1993, the carrying amount of long-term debt was $281 million with a fair market value of $295 million and the Company would have to pay approximately $7.4 million to terminate its interest rate swap agreements.

5. Short-term Debt and Credit Facilities


Committed credit facilities of NJNG support the issuance of commercial paper and provide for bank loans at negotiable rates at, or below, the prime rate.
These credit facilities total $71 million, and require commitment fees on the unused amounts. In addition, the Company has $10 million and NJNG has $15 million in lines of credit that are available on an offering basis without payment of a commitment fee. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs. A comparison of pertinent data follows:




 (Thousands)                                              1993                       1992                       1991
- ---------------------------------------------------------------------------------------------------------------------
 Bank credit facilities                                $71,000                    $65,000                    $75,000
 Maximum amount outstanding                            $56,600                    $49,200                    $73,290
 Average daily amount outstanding
    Notes payable to banks                             $ 3,900                    $ 2,700                    $15,600
    Commercial paper                                   $ 7,900                    $17,000                    $28,600
 Weighted average interest rate
    Notes payable to banks                                3.34%                      4.75%                      7.65%
    Commercial paper                                      3.24%                      4.61%                      6.92%
 Amount outstanding at year end
    Notes payable to banks                              $5,000                          -                          -
    Commercial paper                                   $49,900                          -                    $17,400
 Interest rate at year end
    Notes payable to banks                                3.22%                         -                          -
    Commercial paper                                      3.22%                         -                       5.55%
=====================================================================================================================

6. Federal Income Taxes

The Company's federal income tax returns have been examined by the Internal
Revenue Service through 1989 and all significant matters have been settled.

Federal income tax expense applicable to current operations differs from the amount computed by applying the statutory rate to pre-tax income for the following reasons:

 (Thousands)                            1993           1992        1991
- -------------------------------------------------------------------------
 Tax expense at statutory rate
   (34.75% in 1993 and 34% in 1992
   and 1991)                         $14,394        $12,247      $4,605
 Increase (reduction) resulting
   from
   Depreciation and cost of
     removal                            (234)           145         380
   Amortization of investment
     tax credits                        (411)          (427)       (379)
   Section 29 tax credits               (616)          (110)        (43)
   Other                                (829)          (667)       (424)
- -------------------------------------------------------------------------
 Provision for Federal income taxes  $12,304        $11,188      $4,139
=========================================================================

The provision for federal income taxes is composed of the following:

 (Thousands)                             1993         1992        1991
- -------------------------------------------------------------------------
Current                               $ 7,685       $ 2,153     $ 1,480
- -------------------------------------------------------------------------
 Deferred
   Excess tax  depreciation             5,405         6,026       7,053
   Gross receipts and
     franchise taxes                   (3,555)        6,956           -
   Exploration and development costs     (428)          126         201
   Alternative minimum tax               (367)       (1,371)     (4,307)
   Customer contributions              (1,593)           38      (1,146)
   Capitalized overhead and interest      268          (406)     (1,434)
   Deferred gas costs                   6,645        (2,253)      3,217
   Deferred charges and other          (1,345)          346        (546)
- -------------------------------------------------------------------------
 Total deferred                         5,030         9,462       3,038
- -------------------------------------------------------------------------
 Amortization of investment
   tax credits                           (411)         (427)       (379)
- -------------------------------------------------------------------------
 Total provision                      $12,304       $11,188      $4,139
=========================================================================
  Charged to:  Operating expenses     $11,957       $10,841      $4,295
               Other income, net          347           347        (156)
- -------------------------------------------------------------------------
 Total provision                      $12,304       $11,188      $4,139
=========================================================================



Deferred income taxes related to NJNG are provided for differences between book and tax income to the extent permitted for ratemaking purposes. At September
30, 1993, the cumulative net amount of income tax timing differences for which deferred income taxes have not been provided was $11 million. The related deferred income taxes, at the current statutory rate of 35%, would be $3.8 million. NJNG expects to continue to recover through rates the taxes due as such timing differences reverse.

The Revenue Reconciliation Act of 1993 increased the statutory tax rate from 34% to 34.75% in fiscal 1993 and to 35% in future fiscal years. The impact on NJNG in 1993 of $311,000 has been deferred, as NJNG expects to fully recover the incremental tax through rates.

At September 30, 1993, the Company had an alternative minimum tax (AMT) credit of $7.9 million available for an indefinite carryforward period against future federal income taxes payable to the extent that regular federal income taxes payable exceeds AMT payable.

In February 1992, the Financial Accounting Standards Board (FASB) issued its
Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes" (SFAS 109), which amends SFAS 96 and requires the implementation of a liability method for the financial reporting of income taxes, as compared with the present deferred method. Under the liability method, deferred tax balances must be recorded irrespective of ratemaking treatment and are adjusted to reflect changes in tax rates. Presently, deferred tax balances are not recorded for certain ratemaking items and are not adjusted to reflect changes in tax rates. The Company will adopt SFAS 109 in the first quarter of fiscal
1994.

Current estimates indicate that implementation of SFAS 109, at current tax rates, would result in a credit to net income from real estate and oil and gas operations of approximately $721,000. NJNG's deferred tax liability will decrease by approximately $400,000, which will be offset by a regulatory liability as the Company believes it is probable that the effects of SFAS 109 will be payable to customers in the future.


7. Regulatory Issues

In April 1993, NJNG filed a petition with the BRC seeking additional annual revenues of approximately $26.9 million, or 7.1%, in base rates. The filing reflects primarily the incremental capital and operating costs associated with NJNG's continued customer growth, general system expansion and New Jersey tax law changes. The filing includes a 12.5% return on equity and a rate base of $541 million, compared with a 12.2% return on equity and a $389 million rate base currently reflected in its base rates. NJNG expects a decision by the BRC in fiscal 1994.

In May 1993, NJNG filed an incentive-ratemaking plan petition with the BRC which is designed to reduce the need for frequent base rate filings while improving overall service to its customers.  It includes measurable benchmarks in areas such as construction costs, operation and maintenance expenses, gas
costs and customer service.   The plan also includes a return-on- equity
sharing formula and a three-year moratorium on new base rate filings.  NJNG expects a decision in fiscal 1994.

In July 1992, NJNG filed a petition with the BRC to decrease its annual LGA revenues by $15.8 million, or 4% of its overall customer rates, reflecting primarily a refund from its largest supplier, Texas Eastern Transmission
Corporation. In December 1992, the BRC approved a $12 million refund, which was credited to NJNG's firm customers in their January 1993 bills, and an annual reduction in its LGA revenue of $5.4 million. Accordingly, 1992 operating revenues and gas purchases have been adjusted to reflect the $12 million refund which had no impact on either operating income or net income.

In July 1993, NJNG filed a petition with the BRC to increase its annual LGA revenues by $4.8 million, or 1.3%, reflecting primarily higher-than-expected natural gas prices. A decision is expected in the first quarter of fiscal
1994. In April 1992, the Federal Energy Regulatory Commission issued Order 636 which requires interstate natural gas pipelines to unbundle their sales and transportation services. NJNG's share of the costs associated with the pipelines complying with Order 636 are currently estimated to total approximately $35 million, of which $11.6 million is included in Deferred gas costs on the Consolidated Balance Sheet at September 30, 1993. NJNG expects to recover these costs through its LGA clause; however, no assurance can be given as to the timing or extent of the ultimate recovery of these costs through the ratemaking process.

In September 1993, the BRC approved a $1.5 million refund to customers, reflecting the first year results of its weather-normalization clause. The weather-normalization clause, which has been approved on an experimental basis for a minimum of two years, provides for a revenue adjustment if the weather varies by more than one-half of one percent from the 10-year average weather.
The accumulated adjustment from one heating season (i.e., October-April) is billed or credited to customers in the subsequent heating season. The weather in 1993 was 2.6% colder-than-normal. At September 30, 1993, the $1.5 million refund is included in Customers' credit balances and deposits on the Consolidated Balance Sheet.




 8. Employee Benefit Plans

Pension Plans

The Company has two trusteed, noncontributory defined benefit retirement plans covering all regular, full-time employees with more than one year of service.
Plan benefits are based on years of service and average compensation during the last five years of employment. The Company makes annual contributions to the plans consistent with the funding requirements of federal law and regulations.

The components of the net pension cost are as follows:

 (Thousands)                         1993         1992         1991
- -------------------------------------------------------------------------
 Service cost - benefits earned      $1,550       $1,440       $1,320
 during the period
 Interest cost on projected benefit   2,662        2,441        2,288
 obligation
 Return on plan assets               (2,910)      (2,711)      (2,685)
 Net amortization and deferral         (183)        (229)        (242)
- -------------------------------------------------------------------------
 Net cost                            $1,119       $  941       $  681
=========================================================================

Plan assets consist primarily of corporate equities and obligations, U.S.
Government obligations and cash equivalents. A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance
Sheets is presented below:

 (Thousands)                                      1993             1992
- -------------------------------------------------------------------------
 Plan assets at fair value                     $37,747          $34,466
- -------------------------------------------------------------------------
 Actuarial present value of plan benefits
   Vested benefits                              26,202           22,342
   Non vested benefits                           1,724            1,595
 Impact of estimated future compensation        10,618            9,715
 changes
- -------------------------------------------------------------------------
 Projected plan benefits                        38,544           33,652
- -------------------------------------------------------------------------
 Plan assets (less than) in excess of             (797)             814
 projected plan benefits
 Unrecognized net assets at beginning of        (3,282)          (3,588)
 the year
 Unrecognized prior service costs                1,478              961
 Unrecognized net loss                           2,064            1,781
- -------------------------------------------------------------------------
 Net pension liability recognized in the       $  (537)         $   (32)
 Consolidated Balance Sheets
=========================================================================

The assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

                                 1993                 1992
- -----------------------------------------------------------
 Discount rate                   7.5%                 8.0%
 Compensation increase           5.0%                 5.5%
 Long-term rate of return on     9.0%                 9.0%
 plan assets
- -----------------------------------------------------------


Employee Stock Ownership Plan
The Company established an Employee Stock Ownership Plan (ESOP) in September
1985 that purchased 488,376 shares of common stock for allocation to employees over a 10-year period. To finance this purchase, the trustee of the ESOP borrowed $6.7 million through a 10-year term loan that is secured by the unallocated shares and guaranteed by the Company. The Company accrued $648,000 in 1993, $578,000 in 1992, and $585,000 in 1991 for contribution to the ESOP.

Other Post-Retirement Benefits
The Company provides certain health care and life insurance benefits to retired employees that are currently charged to expense when paid.

In December 1990, the FASB issued its Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits Other
Than Pensions" (SFAS 106) which requires an accrual method of accounting for postretirement benefits, similar to that presently in effect for pension plans.
Under the accrual method, the cost of providing postretirement benefits to an employee would be recognized over the employee's service period. The Company will adopt SFAS 106 in the first quarter of fiscal 1994.

The Company's currently estimates that the transition obligation associated with SFAS 106 is approximately $8.6 million, which will be amortized over 20 years, and its annual expense would increase to from $400,000 to $1.5 million, of which over 95% relates to NJNG. NJNG has requested recovery of the incremental SFAS 106 expenses in its current base rate proceeding; however, no assurance can be given as to the timing or extent of the ultimate recovery of these costs through the ratemaking process.

9. Commitments and Contingent Liabilities


Capital expenditures are estimated at $80 million and $91 million in fiscal
1994 and 1995, respectively, and consist primarily of expenditures required by NJNG to maintain its distribution system and support its customer growth. Over the next two years, the Company's non-regulated expenditures are expected to focus on reserve acquisitions and development activities of up to $38 million as well as development costs and equity investments in natural gas-fired cogeneration plants of up to $23 million. Future real estate capital expenditures will be limited to previously committed and build-to-suit projects as approved by the Board of Directors.

NJNG is participating in environmental investigations and preparation of proposals for remedial action at 11 former MGP sites. Through a remediation rider which was approved in its June 1992 base rate order, NJNG is recovering
$2.8 million of previously unrecovered expenditures over a seven-year period.
Costs incurred subsequent to June 30, 1992 will be reviewed annually and, subject to BRC approval, recovered over seven-year periods. A total of $670,000 of such costs are included in a pending gas remediation filing. At
September 30, 1993, NJNG estimates that it will incur additional expenditures of approximately $10 million over the next five years for further investigation and remedial action at these sites. Accordingly, this amount is reflected in both Deferred charges and other and Other deferred credits on the Consolidated
Balance Sheets.

NJNR Pipeline Company (Pipeline), a wholly owned subsidiary of NJR Energy, owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operation a 375-mile, natural gas pipeline from the Canadian border to Long Island. Pipeline has pledged its equity interest as security for Iroquois' bank financing, which is to be released once a specific debt service coverage has been achieved. The Company expects the pledge to be released in fiscal 1994. At September 30, 1993, Pipeline's net investment in Iroquois was $5.3 million. In addition, the Company has guaranteed a pro-rata share of a debt service letter of credit obtained by Iroquois. At September 30, 1993 such guarantee totaled $1.1 million. The
Company does not expect to incur any cash requirements under the guarantee.

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on either its financial condition or results of operations.

10. Business Segment Data

Information related to the Company's various business segments, excluding capital expenditures, which are presented in the Consolidated Statements of Cash Flows, is detailed below:



 For the Years Ended September 30,        1993         1992        1991
- ------------------------------------------------------------------------
                                                 (Thousands)
 Operating revenues
  Natural gas distribution            $436,587       $383,103  $317,792
  Real estate                           12,554         12,530    11,436
  Oil and gas                            9,018          9,060    10,158
- ------------------------------------------------------------------------
 Total before eliminations             458,159        404,693   339,386
  Eliminations (intersegment revenues   (3,413)        (3,955)   (3,793)
- ------------------------------------------------------------------------
 Total                                $454,746       $400,738  $335,593
========================================================================
 Depreciation and amortization
  Natural gas distribution            $ 19,070       $ 17,602  $ 16,110
  Real estate                            1,924          1,834     1,752
  Oil and gas                            4,202          4,272     5,392
  Other                                    209            210       206
- ------------------------------------------------------------------------
 Total                                $ 25,405       $ 23,918  $ 23,460
========================================================================
 Operating income before income taxes
  Natural gas distribution            $ 56,773       $ 51,384  $ 34,204
  Real estate                            5,976          6,187     5,642
  Oil and gas                           (1,871)        (1,509)   (1,624)
  Other                                    (21)           323    (1,687)
- ------------------------------------------------------------------------
 Total                                $ 60,857       $ 56,385  $ 36,535
========================================================================

 Assets at year end
  Natural gas distribution            $597,508       $531,902  $516,607
  Real estate                           94,608         93,817    92,428
  Oil and gas                           41,391         38,706    38,259
  Other                                  5,155          4,180     4,567
- ------------------------------------------------------------------------
 Total                                $738,662       $668,605  $651,861
========================================================================

11. Selected Quarterly Data (Unaudited)


A summary of financial data for each fiscal quarter of 1993 and 1992 follows.
Due to the seasonal nature of the Company's utility business, quarterly amounts vary significantly during the year. Fiscal 1992 quarterly operating revenues have been adjusted to reflect a $12 million billing credit to customers (See
Note 7: Regulatory Issues). This adjustment had no impact on operating income, net income available for common stock or earnings per common share. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.


 (Thousands)                               First Quarter      Second Quarter       Third Quarter      Fourth Quarter
 1993
 Operating revenues                             $132,647            $189,465             $75,734             $56,900
 Operating income                                 15,445              27,759               5,912                (216)
 Net income available for common stock             9,740              21,973                 861              (5,412)
 Earnings per common share                           .59                1.33                 .05                (.32)

 1992
 Operating revenues                             $104,342            $166,383             $76,747             $53,266
 Operating income                                 12,016              25,644               6,674               1,210
 Net income available for common stock             6,077              19,955                 990              (4,775)
 Earnings per common share                           .43                1.40                 .07                (.33)

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K are hereby amended and restated a follows as a result of a change in accounting principle as discussed in Note 1 to the Consolidated Financial Statements:


(a) (1) Financial Statements                                          10-K/A
                                                                       Page
                                                                      ------

        Consolidated Balance Sheets as of September 30, 1993 and 1992   15

        Consolidated Statements of Income for the Years Ended
        September 30, 1993, 1992 and 1991                               13

        Consolidated Statements of Cash Flows for the Years Ended
        September 30, 1993, 1992 and 1991                               14

        Consolidated Statements of Capitalization as of September
        30, 1993 and 1992                                               16

        Consolidated Statements of Common Stock Equity for the          13
        Years Ended September 30, 1993, 1992 and 1991

        Notes to Consolidated Financial Statements                      17

        Independent Auditors' Report                                    12

    (2) Financial Statement Schedules - See Index to Financial
        Statement Schedules                                             27

    (3) Exhibits - See Exhibit Index                                    35

(b) The Company did not file a Form 8-K during the quarter ended September 30, 1993.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                     Page
                                                                     ----

      Schedule V - Property, plant and equipment for each of the
      three years in the period ended September 30, 1993            28-30


      Schedule VI - Accumulated depreciation and amortization
      for each of the three years in the period ended
      September 30, 1993                                            31


      Schedule VIII - Valuation and qualifying accounts and
      reserves for each of the three years in the period
      ended September 30, 1993                                      32


      Schedule X - Supplementary income statement information
      for each of the three years in the period ended
      September 30, 1993                                            33







   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                      Schedule V

                                               NEW JERSEY RESOURCES CORPORATION
                                                 PROPERTY, PLANT AND EQUIPMENT
                                                YEAR ENDED SEPTEMBER 30, 1993*

- --------------------------------------------------------------------------------------------------------
                                BALANCE                                                         BALANCE
                                  AT              ADDITIONS                                     AT END
                               BEGINNING           AT              RETIRE-        OTHER           OF
CLASSIFICATION                  OF YEAR            COST             MENTS       CHANGES          YEAR
- --------------------------------------------------------------------------------------------------------
($000)
Utility Plant In Service
     Intangible                $      22                                                      $      22
     Manufactured Gas              1,041                        $     825                           216
     Local Storage                24,963          $     26                                       24,989
     Transmission                 62,916               406             97                        63,225
     Distribution                452,311            35,621          1,555      $(139) (A)       486,238
     General                      23,062             5,638            976        139  (A)        27,863
                               ---------          --------      ---------      -----          ---------
                                 564,315            41,691          3,453          0            602,553

Work in Progress                  20,586            11,729   (B)              (1,270) (C)        31,045
Property Under Capital
     Leases                        4,007                                          (25) (D)        3,982
                               ---------        ----------       --------       -----         ---------
       Total                     588,908            53,420          3,453     (1,295)           637,580

Real Estate Properties            99,522             2,869                        (22) (A)      102,369
                                                                                  (21) (A)
Oil and Gas Properties            57,398             9,216                     (2,017) (E)       64,576
                               ---------          --------       --------   ---------         ---------
                                $745,828           $65,505         $3,453    $(3,355)          $804,525
                                ========           =======         ======    =========         ========

Notes:  (A) Miscellaneous adjustment.
        (B) Net of transfers to Utility Plant in Service.
        (C) Net change in Other Work in Progress.
        (D) Net change in Property Under Capital Leases.
        (E) Exploratory dry holes.

* Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                                                                     Schedule V

                                               NEW JERSEY RESOURCES CORPORATION
                                                 PROPERTY, PLANT AND EQUIPMENT
                                                YEAR ENDED SEPTEMBER 30, 1992*

- --------------------------------------------------------------------------------------------------------
                                BALANCE                                                         BALANCE
                                  AT              ADDITIONS                                     AT END
                               BEGINNING           AT              RETIRE-        OTHER           OF
CLASSIFICATION                  OF YEAR            COST             MENTS       CHANGES          YEAR
- --------------------------------------------------------------------------------------------------------
($000)
Utility Plant In Service
     Intangible                $      22                                                      $      22
     Manufactured Gas              1,042                           $     1                        1,041
     Local Storage                23,231          $  1,740               8                       24,963
     Transmission                 58,232             4,687               3                       62,916
     Distribution                423,701            29,962           1,035     $ (317) (A)      452,311
     General                      19,851             3,190             296        317  (A)       23,062
                               ---------          --------         -------   --------         ---------
                                 526,079            39,579           1,343          0           564,315

Work in Progress                  21,939            (1,715)  (B)                  362  (C)       20,586
Property Under Capital
     Leases                        4,501                                         (494) (D)        4,007
                               ---------        ----------        --------       ----         ---------
       Total                     552,519            37,864           1,343      (132)           588,908

Real Estate Properties            96,832             4,397           1,707                       99,522

                                                                                    (4)(A)
                                                                                (2,184)(E)
Oil and Gas Properties            53,423             5,333                         830 (F)       57,398
                               ---------          --------        --------       -----        ---------
                                $702,774           $47,594          $3,050    $(1,490)         $745,828
                                ========           =======          ======    ========         ========

Notes:  (A) Miscellaneous adjustment.
        (B) Net of transfers to Utility Plant in Service.
        (C) Net change in Other Work in Progress.
        (D) Net change in Property Under Capital Leases.
        (E) Exploratory dry holes.
        (F) Note receivable converted to Oil and Gas Properties.

* Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                                                               Schedule V

                                               NEW JERSEY RESOURCES CORPORATION

                                                 PROPERTY, PLANT AND EQUIPMENT
                                                YEAR ENDED SEPTEMBER 30, 1991*

- --------------------------------------------------------------------------------------------------------
                                BALANCE                                                         BALANCE
                                  AT              ADDITIONS                                     AT END
                               BEGINNING           AT              RETIRE-        OTHER           OF
CLASSIFICATION                  OF YEAR            COST             MENTS       CHANGES          YEAR
- --------------------------------------------------------------------------------------------------------
($000)
Utility Plant In Service
     Intangible                $      22                                                      $      22
     Manufactured Gas              1,042                                                          1,042
     Local Storage                23,123           $   108                                       23,231
     Transmission                 57,281             1,014          $   63                       58,232
     Distribution                388,897            35,708             841       $(63) (A)      423,701
     General                      16,463             3,512             156         32  (A)       19,851
                                --------          --------         -------    -------         ---------
                                 486,828            40,342           1,060       (31)           526,079
Work in Progress                  22,024             2,672   (B)               (2,757) (C)       21,939
Property Under Capital
     Leases                        5,605                                       (1,104) (D)        4,501
                                --------         ---------        --------     -------        ---------
       Total                     514,457            43,014           1,060    (3,892)           552,519

Real Estate Properties            90,979             6,321             468                       96,832
                                                                                   (1) (A)
Oil and Gas Properties            48,097             8,016                     (2,689) (E)       53,423
                               ---------          --------        --------  ----------        ---------
                                $653,533           $57,351          $1,528    $(6,582)         $702,774
                                ========           =======          ======    ========         ========

   Notes:  (A) Miscellaneous adjustment.
           (B) Net of transfers to Utility Plant in Service.
           (C) Net increase in Other Work in Progress.
           (D) Net increase in Property Under Capital Leases.
           (E) Exploratory dry holes.

* Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                                                                 Schedule VI

                                               NEW JERSEY RESOURCES CORPORATION
                                           ACCUMULATED DEPRECIATION AND AMORTIZATION
                                          YEARS ENDED SEPTEMBER 30, 1993, 1992, 1991*

- --------------------------------------------------------------------------------------------------------
                                BALANCE                                                         BALANCE
                                  AT              ADDITIONS                                     AT END
                               BEGINNING           AT              RETIRE-        OTHER           OF
CLASSIFICATION                  OF YEAR            COST             MENTS       CHANGES          YEAR
- --------------------------------------------------------------------------------------------------------
($000)
1993
  Utility Plant                 $138,288           $19,070         $3,456     $(1,752) (A)    $152,150

  Property Under
       Capital Leases              3,076                                          392  (B)       3,468

  Real Estate Properties           8,758             1,924                        (22) (C)      10,660

  Oil and Gas Properties          28,478             4,202                        (83) (C)      32,597

  Other                                -               209                       (209) (D)           -
                             -----------          --------       --------    --------       ----------
     Total                      $178,600           $25,405         $3,456    $(1,674)         $198,875
                                ========           =======         ======    =======          ========



1992
  Utility Plant                 $123,945            $17,602        $1,343     $(1,916) (A)     $138,288

  Property Under
       Capital Leases              3,102                                          (26) (B)        3,076

  Real Estate Properties           7,577              1,834            653                        8,758

  Oil and Gas Properties          24,241              4,272                       (35) (C)       28,478

  Other                                -                210                      (210) (D)            -
                             -----------           --------      --------    --------       -----------
  Total                         $158,865            $23,918        $1,996     $(2,187)         $178,600
                                ========            =======        ======     =======          ========


1991
  Utility Plant                 $110,376            $16,110        $1,060     $(1,481) (A)     $123,945

  Property Under
       Capital Leases              3,777                                         (675) (B)        3,102

  Real Estate Properties           5,847              1,752            22                         7,577

  Oil and Gas Properties          18,863              5,392                       (14) (C)       24,241

  Other                                -                206                      (206) (D)            -
                             -----------           --------      --------    --------       -----------
  Total                         $138,863            $23,460        $1,082     $(2,376)         $158,865
                                ========            =======        ======     =======          ========

Notes:   (A)    Represents cost of removal, less salvage.
         (B)    Net amortization of leased assets reflected in other operating expenses.
         (C)    Miscellaneous adjustments.
         (D)    Reclassification.

* Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                                                        Schedule VIII

                                               NEW JERSEY RESOURCES CORPORATION
                                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          YEARS ENDED SEPTEMBER 30, 1993, 1992, 1991
                                                                                                                      BALANCE
- --------------------------------------------------------------------------------------------------------
                                BALANCE           ADDITIONS                                     BALANCE
                                  AT               CHARGED                                      AT END
                               BEGINNING             TO                                           OF
CLASSIFICATION                  OF YEAR            EXPENSE            DEDUCTIONS                 YEAR
- --------------------------------------------------------------------------------------------------------
($000)
1993:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $598                $1,397            $1,311 (1)                  $684
                                =====               ======            ==========                  =====
 Materials and Supplies         $ 48                $     -           $     -                     $ 48
                                =====               =======           ===========                 =====

1992:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $385                $2,233            $2,020   (1)                 $598
                                ====                ======            ============                 ====
 Materials and Supplies         $295                $  332            $  579   (2)                 $ 48
                                ====                ======            ============                 ====

1991:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $396                $1,314            $1,325  (1)                  $385
                                =====               ======            ===========                  ====
 Materials and Supplies         $200                $   155           $   60  (2)                  $295
                                =====               =======           ===========                  ====

Notes:  (1)  Uncollectible accounts written off, less recoveries.
        (2)  Obsolete inventory written off, less salvage.

                                                                Schedule X

                                               NEW JERSEY RESOURCES CORPORATION

                                          SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                          YEARS ENDED SEPTEMBER 30, 1993, 1992, 1991



- -------------------------------------------------------------------------------------------------------------------

                                                                           CHARGED TO EXPENSES
           ITEM                                                       1993        1992       1991        ($000)
- -------------------------------------------------------------------------------------------------------------
Maintenance                                                         $6,438     $ 7,253      $ 7,349
                                                                    ======     =======      =======

Taxes, other than income taxes
    Real estate and personal property taxes   . . . . . . . . .     $1,635    $  1,503      $ 1,205
    New Jersey gross receipts and franchise taxes   . . . . . .     47,911      48,083       40,674
    Social Security and other payroll taxes   . . . . . . . . .      2,488       2,316        2,132
    New Jersey sales and use tax  . . . . . . . . . . . . . . .        488         483          503
    Other State taxes   . . . . . . . . . . . . . . . . . . . .        197         227          975
                                                                   -------        ----     --------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . .    $52,719     $52,612      $45,489
                                                                   =======     =======      =======

Note: Royalties and advertising costs have been omitted since they do not exceed 1% of total revenues.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW JERSEY RESOURCES CORPORATION
                                  --------------------------------
                                            (Registrant)

Date:  April 28, 1994              By:/s/Laurence M. Downes
                                      ---------------------------
                                       Laurence M. Downes
                                       Senior Vice President and
                                       Chief Financial Officer

Date:  April 28, 1994              By:/s/Glenn C. Lockwood
                                      ----------------------
                                       Glenn C. Lockwood
                                       Vice President and Controller

                                                         EXHIBIT INDEX

                                                                                            Previous Filing
          Reg. S-K                                                                  -----------------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                  Document  Description                          Number               Exhibit
- ----      ---------  ----------------------------------------------------           ---------            -------
3-1            3        Restated Certificate of Incorporation of the                The Company's        3-1
                        Company, as amended                                         Quarterly Report
                                                                                    on Form 10-Q for
                                                                                    the quarter ended
                                                                                    March 31, 1992

3-2                     By-laws of the Company, as presently in effect              The Company's        3-2
                                                                                    Quarterly Report
                                                                                    on Form 10-Q for
                                                                                    the quarter ended
                                                                                    March 31, 1992

4-1            4        Specimen Common Stock Certificates                          33-21872             4-1

4-2                     Indenture of Mortgage and Deed of Trust                     2-9569               4(g)
                        with Harris Trust and Savings Bank, as
                        Trustee, dated April 1, 1952

4-2A                    First Supplemental Indenture, dated                         2-16374              4(B)(2)
                        February 1, 1958

4-2B                    Second Supplemental Indenture, dated                        2-38344              2(d)
                        December 1, 1960
4-2C                    Third Supplemental Indenture, dated                         2-38344              2(e)
                        July 1, 1962

4-2D                    Fourth Supplemental Indenture, dated                        2-38344              2(f)
                        September 1, 1962

4-2E                    Fifth Supplemental Indenture, dated                         2-38344              2(g)
                        December 1, 1963
4-2F                    Sixth Supplemental Indenture, dated                         2-38344              2(h)
                        June 1, 1966

4-2G                    Seventh Supplemental Indenture, dated                       2-38344              2(i)
                        October 1, 1970

4-2H                    Eighth Supplemental Indenture, dated                        2-66760              2-E-8
                        May 1, 1975



                                                         EXHIBIT INDEX
                                                                                       Previous Filing
          Reg. S-K                                                                  ---------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                    Document  Description                           Number     Exhibit
- ----      ---------    ----------------------------------------------------            ------     -------
4-2I                    Ninth Supplemental Indenture, dated                         2-66760         2-E-9
                        February 1, 1977

4-2J                    Tenth Supplemental Indenture,                               2-73181         4(C)(V)
                        dated as of September 1, 1980

4-2K                    Eleventh Supplemental Indenture,                            Note (2)        4-2K
                        dated as of September 1, 1983

4-2L                    Twelfth Supplemental Indenture,                             Note (3)        4-2L
                        dated as of August 1, 1984

4-2M                    Thirteenth Supplemental Indenture,                          Note (4)        4-2M
                        dated as of September 1, 1985

4-2N                    Fourteenth Supplemental Indenture,                          Note (5)        4-2N
                        dated as of May 1, 1986

4-2O                    Fifteenth Supplemental Indenture,                           Note (6)        4-2O
                        dated as of March 1, 1987

4-2P                    Sixteenth Supplemental Indenture,                           Note (6)        4-2P
                        dated as of December 1, 1987

4-2Q                    Seventeenth Supplemental Indenture,                         Note (7)        4-2Q
                        dated as of June 1, 1988
4-2R                    Eighteenth Supplemental Indenture,                          33-30034        4-2R
                        dated as of June 1, 1989

4-2S                    Nineteenth Supplemental Indenture,                          Note (10)       4-2S
                        dated as of March 1, 1991

4-2T                    Twentieth Supplemental Indenture,                           Note (11)       4-2T
                        dated as of December 1, 1992

4-2U                    Twenty-First Supplemental Indenture,                        Note (12)       4-2U
                        dated as of August 1, 1993

4-2V                    Twenty-Second Supplemental Indenture,                       Note (12)       4-2V
                        dated as of October 1, 1993



                                                         EXHIBIT INDEX
                                                                                       Previous Filing
          Reg. S-K                                                                  ---------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                    Document  Description                           Number     Exhibit
- ----      ---------    ----------------------------------------------------            ------     -------
4-3                     Term Loan Agreement between New Jersey                      Note (8)        4-3
                        Resources Corporation and Union Bank of
                        Switzerland, dated January 31, 1987

4-4                     Revolving Credit Agreement between New Jersey               Note (8)        4-4
                        Resources Corporation and Swiss Bank Corporation,
                        dated September 6, 1989

4-5                     Amended and Restated Note and Credit                        The Company's   4-5
                        Agreement between New Jersey Resources                      Quarterly Report
                        Corporation and First Fidelity Bank,                        on Form 10-Q for
                        dated May 7, 1993                                           the quarter ended
                                                                                    June 30, 1993

4-6                     Revolving Credit Agreement between New Jersey               Note (10)       4-6
                        Resources Corporation and Union Bank of
                        Switzerland, dated September 28, 1990

4-7                     Revolving Credit and Term Loan Agreement                    Note (10)       4-7
                        between New Jersey Resources Corporation and
                        Midlantic National Bank, dated December 20, 1990

4-8                     Revolving Credit Agreement between New Jersey               Note (10)       4-8
                        Resources Corporation and Union Bank of
                        Switzerland, dated December 31, 1990

4-9                     Credit Agreement between New Jersey Resources               Note (10)       4-9
                        Corporation and J.P. Morgan Delaware,
                        dated August 1, 1991

4-10                    Revolving Credit Agreement between New Jersey               Note (10)       4-10
                        Resources Corporation and Swiss Bank Corporation,
                        dated September 30, 1991

10-1    10              Agreements between NJNG and Texas Eastern
                        Transmission Corporation:

10-1A                   Dated September 27, 1967                                    2-38344         4(c)



                                                         EXHIBIT INDEX
                                                                                       Previous Filing
          Reg. S-K                                                                  ---------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                    Document  Description                           Number     Exhibit
- ----      ---------    ----------------------------------------------------            ------     -------
10-1B                   Dated September 27, 1967                                    2-73181       10.(a)(ii)

10-1C                   Dated September 27, 1969                                    2-38344       4(a)

10-1D                   Dated September 27, 1969                                    2-38344       4(b)

10-1E                   Dated August 11, 1989, as amended                           2-73181       10.(a)(v)

10-1F                   Dated October 28, 1982                                      Note (1)      10.(a)(vi)

10-1G                   Dated December 24, 1984                                     Note (4)      10-1G

10-1H                   Dated September 27, 1967                                    33-12437      10-1H

10-1I                   Dated October 12, 1981                                      33-12437      10-1I

10-1J                   Dated August 22, 1986                                       33-12437      10-1J

10-1K                   Dated October 27, 1986                                      33-12437      10-1K

10-1L                   Dated October 13, 1989                                      Note (8)      10-1L

10-1M                   Dated October 13, 1989                                      Note (8)      10-1M

10-1N                   Dated October 13, 1989                                      Note (8)      10-1N

10-1O                   Dated October 13, 1989                                      Note (8)      10-10

10-2                    Agreements between NJNG and Algonquin Gas
                        Transmission Company:

10-2A                   Dated September 8, 1967                                     2-38344        4(d)

10-2B                   Dated September 8, 1967                                     2-38344        4(e)

10-2C                   Dated June 20, 1986                                         33-12437      10-2C

10-2D                   Dated June 20, 1986                                         33-12437      10-2D

10-3                    Agreements between NJNG and Distrigas of                    2-73181       10(d)
                        Massachusetts Corporation, dated
                        November 5, 1979



                                                         EXHIBIT INDEX
                                                                                       Previous Filing
          Reg. S-K                                                                  ---------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                    Document  Description                           Number     Exhibit
- ----      ---------    ----------------------------------------------------            ------     -------
10-4                    Agreements between NJNG and Consolidated
                        Gas Transmission Corporation:

                        Dated November 16, 1983                                     Note (3)      10-6

10-4A                   Dated July 12, 1985                                         Note (4)      10-6A

10-4B                   Dated January 30, 1984                                      33-12437      10-4L

10-5                    Agreements between NJNG and National Fuel Gas               Note (3)      10-7
                        Supply Corporation, dated February 27, 1984

10-6                    Agreement between NJNG and Boundary Gas Inc.,               Note (3)      10-8
                        dated March 6, 1984

10-7                    Retirement Plan for Represented Employees, as               2-73181       10(f)
                        amended October 1, 1984

10-8                    Retirement Plan for Non-Represented Employees,              2-73181       10(g)
                        as amended October 1, 1985

10-9                    Supplemental Retirement Plans covering all                  Note (5)      10-9
                        Executive Officers as described in the
                        Registrant's definitive proxy statement
                        incorporated herein by reference

10-10                   Agreement between NJNG and Carnegie Natural                 33-12437      10-10
                        Gas Company, dated June 18, 1986

10-11                   Agreements between NJNG and Transcontinental
                        Gas Pipe Line Corporation:

                        Dated April 1, 1989                                         Note (9)      10-11

10-11A                  Dated October 30, 1989                                      Note (9)      10-11A

10-12                   Agreement between NJNG and Steuben Gas                      Note (9)      10-12
                        Storage Company, dated June 19, 1989

10-13                   Agreements between NJNG and Alberta Northeast               Note (11)     10-13
                        Gas Limited, dated February 7, 1991

10-14                   Agreement between NJNG and Iroquois Gas                     Note (11)     10-14
                        Transmission System, L.P., dated February 7, 1991



                                                         EXHIBIT INDEX
                                                                                       Previous Filing
          Reg. S-K                                                                  ---------------------
Exhibit  Item 601                                                                   Registration
No.       Reference                    Document  Description                           Number       Exhibit
- ----      ---------    ----------------------------------------------------            ------       -------
10-15                   Agreement between NJNG and CNG Energy                       The Company's     10-15
                        Company, dated November 23, 1988                            Quarterly Report
                                                                                    on Form 10-Q for
                                                                                    the quarter ended
                                                                                    December 31, 1992

13-1        13          1993 Annual Report to Stockholders. Such                    Note (12)         13-1
                        report, except for those portions thereof
                        which are expressly incorporated by reference
                        in this Form 10-K, is furnished for the
                        information of the Securities and Exchange
                        Commission and is not to be deemed "filed"
                        as a part of this Form 10-K

21-1        21          Subsidiaries of the Registrant                              Note (12)         21-1

23-1        23          Independent Auditors' Consent

Note (1)  1982 Form 10-K File No. 1-8359
Note (2)  1983 Form 10-K File No. 1-8359
Note (3)  1984 Form 10-K File No. 1-8359
Note (4)  1985 Form 10-K File No. 1-8359
Note (5)  1986 Form 10-K File No. 1-8359
Note (6)  1987 Form 10-K File No. 1-8359
Note (7)  1988 Form 10-K File No. 1-8359
Note (8)  1989 Form 10-K File No. 1-8359
Note (9)  1990 Form 10-K File No. 1-8359
Note (10) 1991 Form 10-K File No. 1-8359
Note (11) 1992 Form 10-K File No. 1-8359
Note (12) 1993 Form 10-K File No. 1-8359








