Form 10-Q/A
period 1993-12-31
NEW JERSEY RESOURCES CORP
filed 1994-04-28
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 1993   Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)




                 New Jersey                                     22-2376465
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)




  1415 Wyckoff Road, Wall, New Jersey - 07719                  908-938-1480
(Registrant's telephone number, including area code)       (Address of principal
                                                             executive offices)





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

This filing on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993 (Form 10-Q) of New Jersey Resources Corporation (the Company). This amendment is made in connection with a change in accounting principle to the successful efforts method of accounting for oil and gas operations from the full cost method by NJR Energy Corporation (NJR Energy), a wholly-owned subsidiary of the Company. The successful efforts accounting method generally requires that costs attributable to unsuccessful exploratory wells be expensed in the period incurred. Under the full cost accounting method, all productive and nonproductive costs related to exploration and development activity were capitalized and subject to a "ceiling" test as calculated under the rules of the Securities and Exchange Commission. Accordingly, the financial statements and other financial information included in Form 10-Q have been restated to give effect to the change in accounting method. The cumulative impact of the restatement at September 30, 1993 was to reduce retained earnings by $17.2 million and book value per share by $1.03.
The impact on earnings per share for the three months ended December 31, 1993 and 1992 is as follows:


                                                    Three Months Ended

                                                       December 31,

                                                      1993    1992
                                                      ----    ----
 As previously reported:

 Earnings per common share before cumulative
 effect of change in accounting for income            $.62    $.61
 taxes

 Cumulative effect of change in accounting for         .06       -
 income taxes                                         ----    ----

 Earnings per common share                            $.68    $.61
                                                      ====    ====

 As restated:

 Earnings per common share before cumulative
 effect of change in accounting for income            $.62    $.59
 taxes

 Cumulative effect of change in accounting for         .04       -
 income taxes                                         ----    ----

 Earnings per common share                            $.66    $.59
                                                      ====    ====

This Form 10-Q is hereby amended and restated in its entirety as follows as a result of a change in accounting principle as discussed in Note 3 to the Consolidated Financial Statements:

                        NEW JERSEY RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

- --------------------------------------------------------------------------------
                                            Three Months Ended
                                               December 31,
                                             1993(A)    1992(A)
- --------------------------------------------------------------------------------
                                                (Thousands)
OPERATING REVENUES    . . . . . . .         $136,145   $132,647
                                            --------   --------
OPERATING EXPENSES
  Gas purchases   . . . . . . . . .           77,718     73,670
  Operation and maintenance . . . .           15,550     15,706
  Depreciation and amortization . .            6,736      6,461
  Exploratory dry hole costs  . . .               29        294
  Gross receipts tax, etc.  . . . .           15,029     16,146
  Federal income taxes  . . . . . .            5,166      4,925
                                            --------  ---------
    Total operating expenses  . . .          120,228    117,202
                                            --------  ---------

OPERATING INCOME  . . . . . . . . .           15,917     15,445

OTHER EXPENSE, NET  . . . . . . . .              346         23

INTEREST CHARGES, NET . . . . . . .            4,633      5,068
                                            --------  ---------
INCOME BEFORE PREFERRED STOCK
  DIVIDENDS OF SUBSIDIARY . . . . .           10,938     10,354

Preferred stock dividends . . . . .              417        614
                                            -------- ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING FOR INCOME TAXES        10,521      9,740

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES . . . . . . . . . . .          721          -
                                            --------   --------
NET INCOME AVAILABLE FOR COMMON STOCK       $ 11,242    $ 9,740
                                            ========    =======

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES  . . . . . . . . . .         $.62        $.59

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES  . . . . . . . . .            .04          -
                                                 ---        ---

EARNINGS PER COMMON SHARE   . . . . . .         $.66       $.59
                                                ====       ====

DIVIDENDS PER COMMON SHARE  . . . . . .         $.38       $.38
                                                ====       ====

AVERAGE SHARES OUTSTANDING  . . . . . .       16,911     16,410
                                              ======     ======

See Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
(A)Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                        NEW JERSEY RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

- --------------------------------------------------------------------------------
                                                December 31,
                                             1993(A)    1992(A)
- --------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES        (Thousands)
  Net income available for common stock .   $ 11,242    $ 9,740
  Adjustments to reconcile net income to
    cash flows  . . . . . . . . . . . . .
   Depreciation and amortization  . . . .      6,736      6,461
   Amortization of deferred charges . . .        543        308
   Exploratory dry hole costs . . . . . .         29        294
   Deferred income taxes  . . . . . . . .        741        564
   Cumulative effect of change in
     accounting for income taxes. . . . .       (721)         -
   Change in working capital  . . . . . .    (23,334)    (7,138)
   Other, net . . . . . . . . . . . . . .     (2,126)     1,669
                                              -------    ------
Net cash flows used in operating activities   (6,890)    11,898
                                              -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt . . . . . .     44,050     29,100
 Proceeds from common stock . . . . . . .      3,304      3,355
 Payments of long-term debt   . . . . . .    (13,842)    (9,672)
 Payments of common stock dividends . . .     (6,392)    (5,533)
 Net change in short-term debt  . . . . .     (6,900)         -
                                              ------    -------
Net cash flows from financing activities      20,220     17,250
                                             -------     ------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant . . . . . . . . . . . . .    (11,472)    (9,317)
  Contribution from cogeneration developer         -      4,850
  Real estate properties  . . . . . . . .       (696)      (894)
  Oil and gas properties  . . . . . . . .       (533)    (1,745)
  Cost of removal and other . . . . . . .       (454)      (432)
                                              ------    -------
 Net cash flows used in investing activities (13,155)   (7,538)
                                              ------    -------
Net change in cash and temporary investments     175     21,610

Cash and temporary investments at September 30 1,555      1,811
                                              ------    -------
Cash and temporary investments at December 31 $1,730    $23,421
                                              ======    =======

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables  . . . . . . . . . . . . . .   $(44,604)  $(45,235)
 Inventories  . . . . . . . . . . . . . .      5,182      4,206
 Deferred gas costs . . . . . . . . . . .     (1,038)     9,615
 Purchased gas  . . . . . . . . . . . . .      3,671      7,204
 Accrued taxes  . . . . . . . . . . . . .     17,836     22,936
 Customers' credit balances and deposits       2,866     (2,696)
 Other, net . . . . . . . . . . . . . . .     (7,247)    (3,168)
                                            --------    -------
Total . . . . . . . . . . . . . . . . . .   $(23,334)  $ (7,138)
                                            ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid for
  Interest (net of amounts capitalized) .     $4,892     $4,684
  Income taxes  . . . . . . . . . . . . .     $    -     $  306

See Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
(A)Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                        NEW JERSEY RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


- --------------------------------------------------------------------------------
                                     December 31, September 30, December 31,
                                        1993(A)      1993(A)       1992(A)
                                     (unaudited)                (unaudited)
- --------------------------------------------------------------------------------
                                                  (Thousands)

PROPERTY, PLANT AND EQUIPMENT
  Utility plant . . . . . . . . .       $649,353    $637,580    $590,846
   Real estate properties . . . .        103,065     102,369     100,396
  Oil and gas properties  . . . .         65,080      64,576      58,201
                                        --------    --------    --------
                                         817,498     804,525     749,443
  Accumulated depreciation and
    amortization                        (204,903)   (198,875)   (184,327)
                                        --------    --------    --------
    Property, plant and equipment, net   612,595     605,650     565,116
                                        --------    --------    --------

CURRENT ASSETS
  Cash and temporary investments           1,730       1,555      23,421
  Customer accounts receivable  .         38,470      16,719      38,432
  Unbilled revenues . . . . . . .         33,356      10,037      32,456
  Allowance for doubtful accounts         (1,164)       (684)     (1,174)
  Gas in storage, at average cost         30,586      37,282      25,190
  Materials and supplies, at average
    cost  . . . . . . . . . . . .          8,605       7,091       6,603
  Deferred gas costs  . . . . . .         15,256      22,891      (6,290)
  Other . . . . . . . . . . . . .          8,744       6,250       7,766
                                        --------    --------    --------
    Total current assets  . . . .        135,583     101,141     126,404
                                        --------    --------    --------

DEFERRED CHARGES AND OTHER  . . .         42,035      31,871      30,880
                                        --------    --------    --------

      Total assets  . . . . . . .       $790,213    $738,662    $722,400
                                        ========    ========    ========



See Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
(A)Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                        NEW JERSEY RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


- --------------------------------------------------------------------------------
                                     December 31, September 30, December 31,
                                        1993(A)      1993(A)       1992(A)
                                     (unaudited)                (unaudited)
- --------------------------------------------------------------------------------
                                                  (Thousands)

CAPITALIZATION
  Common stock equity . . . . . .       $238,478    $230,313    $221,706
   Redeemable preferred stock . .         22,340      22,340      32,610
   Long-term debt . . . . . . . .        311,128     310,996     271,726
                                        --------    --------    --------
    Total capitalization  . . . .        571,946     563,649     526,042
                                        --------    --------    --------

CURRENT LIABILITIES
  Current maturities of long-term debt     4,622       4,650       4,710
  Short-term debt   . . . . . . .         44,000      20,900           -
  Purchased gas   . . . . . . . .         28,486      24,815      27,401
  Accounts payable and other  . .         28,862      33,571      28,917
  Accrued taxes   . . . . . . . .         29,082      11,246      55,061
  Customers' credit balances and deposits 14,505      11,639      10,525
                                        --------    --------    --------
    Total current liabilities . .        149,557     106,821     126,614
                                        --------    --------    --------

DEFERRED CREDITS
  Deferred income taxes   . . . .         39,364      39,344      40,888
  Deferred investment tax credits         12,322      12,419      12,731
  Other . . . . . . . . . . . . .         17,024      16,429      16,125
                                        --------    --------    --------
    Total deferred credits  . . .         68,710      68,192      69,744
                                        --------    --------    --------

      Total capitalization and
        liabilities . . . . . . .       $790,213    $738,662    $722,400
                                        ========    ========    ========




See Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
(A)Restated to reflect the change in accounting principle by NJR Energy to the successful efforts method for its oil and gas operations from the full cost method.

                        NEW JERSEY RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
SEC). The September 30, 1993 balance sheet data is derived from audited financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in New Jersey Resources Corporation's (the Company) 1993 Annual Report on Form 10-K/A.

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

3. Changes in Accounting

a. Oil and Natural Gas Properties
- ---------------------------------

   As disclosed in Form 10-K/A, filed on April 28, 1994, NJR Energy changed its method of accounting for oil and gas operations to the successful efforts method from the full cost method.

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

   The Consolidated Balance Sheets as of December 31, 1993, September 30, 1993 and December 31, 1992 and related notes to the consolidated financial statements have been restated to show the effects of NJR Energy's change in accounting principle to the successful efforts method of accounting for oil and gas properties from the full cost method. The change to the successful efforts method of accounting results in a decrease of $17.2 million in retained earnings as of September 30, 1993 by restating previously issued financial statements.

   The effect of this change for the three months ended December 31, 1993 and 1992 on previously reported earnings per share of common stock was as follows:

                                                   Three Months Ended

                                                      December 31,

                                                      1993    1992
                                                      ----    ----
 As previously reported:

 Earnings per common share before cumulative
 effect of change in accounting for income
 taxes                                                $.62    $.61

 Cumulative effect of change in accounting for
 income taxes                                          .06       -
                                                      ----    ----
 Earnings per common share                            $.68    $.61
                                                      ====    ====

 As restated:

 Earnings per common share before cumulative
 effect of change in accounting for income            $.62    $.59
 taxes

 Cumulative effect of change in accounting for         .04       -
 income taxes                                         ----    ----

 Earnings per common share                            $.66    $.59
                                                      ====    ====

b. Income Taxes
- ---------------

   Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the implementation of a liability method for the financial reporting of income taxes, as compared with the deferred method. Under the liability method, deferred tax balances must be recorded irrespective of ratemaking treatment and are adjusted to reflect changes in tax rates. Previously, deferred tax balances were not recorded for certain ratemaking items and were not adjusted to reflect changes in tax rates. The cumulative effect of adopting SFAS 109 on the Company's nonregulated operations was a credit to net income of $721,000, or $.04 per share. The effect on NJNG was to decrease its deferred tax liability by $375,000 with an offsetting regulatory liability as the Company believes it is probable that the effects of SFAS 109 on NJNG will be payable to customers in the future.

   The tax effects of significant temporary differences comprising the Company's net deferred income tax liability at October 1, 1993, upon adoption of SFAS 109, were as follows:

     Property related items                     $58,093
     Customer contributions                      (4,589)
     Capitalized overhead and interest           (4,720)
     Unamortized investment tax credits          (4,347)
     Alternative minimum taxes                   (7,882)
     Deferred charges and other                   1,693
                                               --------
     Total net deferred tax liability           $38,248
                                               ========

   The provision for federal income taxes for the three months ended December 31, 1993 is composed of the following:

     Current expense                             $9,616
     Deferred expense                            (4,541)
     Amortization of investment tax credits         (99)
                                                -------
     Total provision                             $4,976
                                                =======

     Charged to:
     Operating expenses                          $5,166
     Other expense, net                            (190)
                                                -------
     Total provision                             $4,976
                                                =======



c. Other Postretirement Benefits
- --------------------------------

   Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires an accrual method of accounting for postretirement benefits, similar to that presently in effect for pension plans. Previously, certain health care and life insurance benefits were charged to expense when paid.
Under the accrual method, the cost of providing postretirement benefits will be recognized over the employee's service period. The Company's transition obligation associated with SFAS 106 is $8.6 million, which will be amortized over 20 years, and its annual expense will increase from approximately $400,000 to $1.5 million, of which over 95% relates to NJNG. As part of its January 1994 base rate order, NJNG is permitted to recover approximately 50% of its SFAS 106 expense currently and defer the balance with ultimate recovery of the deferred portion no later than that prescribed by generally accepted accounting principles. At December 31, 1993, $266,000 of SFAS 106 expenses were deferred and are included in Deferred charges and other on the Consolidated Balance Sheet.

   The components of the accumulated postretirement benefit obligation as of October 1, 1993 and the estimated cost in fiscal 1994 are as follows:

     Accumulated Postretirement Benefits Obligation (APBO)

     Retirees                                   $1,648
     Fully eligible participants                 2,648
     Other active participants                   4,304
                                               -------
     Total APBO                                 $8,600
                                               =======

   There were no plan assets as of October 1, 1993.

     Annual Net Postretirement Benefit Cost

     Service cost                                $ 369
     Interest cost                                 678
     Amortization of transition obligation         430
     Deferral of current expense                  (797)
                                                 -----
     Total annual net expense                    $ 680
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


4. Capitalized Interest

   Capitalized interest and total interest charges for the three months ended December 31, 1993 and 1992, respectively, are as follows:

                                   Three Months Ended
                                        December 31,
                                     1993       1992
                                   -----------------
                                      (Thousands)

     Capitalized Interest            $934       $650
                                     ====       ====

     Total Interest Charges        $5,567     $5,718
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

   In April 1988, an Administrative Law Judge (ALJ) issued an initial decision denying and dismissing People's complaint, "because the demonstrated activities of the Bessie-8 joint venture are not within the jurisdiction of the PaPUC to regulate". An initial decision is subject to adoption, modification or rejection by the full PaPUC. In April 1989, alternative motions to adopt the ALJ's initial decision or to subject the Joint Venture to the jurisdiction of the PaPUC failed due to 2-2 tie votes. In October 1992, the PaPUC, on its own initiative and without notice to any of the parties, determined in a 3-0 vote that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code and granted People's exceptions to the ALJ's April 1988 initial decision. This determination would require the Joint Venture, et al. to apply to the PaPUC for a certificate of public convenience within 30 days of the entry of the Final Order, or to cease and desist from providing service on the pipeline. In December 1992, the PaPUC issued a Final Order and extended the deadline to file for a certificate of public convenience within 60 days. In February 1993, the Joint Venture, et al. filed a motion with the Commonwealth
                                  -- ---
Court of Pennsylvania (Commonwealth Court) requesting that the effectiveness of the Final Order be stayed pending court appeals. In February 1993, this motion was granted.
   In October 1992, the Joint Venture, et al. filed a Petition for Review in the
                                       -- ---
nature of a declaratory judgment action in the Commonwealth Court seeking among other things, a declaratory order that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Oral argument was held in March 1993. In January 1993, the Joint Venture, et al. filed a second Petition for
                                           -- ---
Review with the Commonwealth Court challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the
                                      -- ---
Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a
                                                      -- ---
certificate of public convenience and necessity, pending the outcome of the March 1993 oral argument. In July 1993, the Commonwealth Court issued an order denying People's motion to lift the stay pending appeal. In December 1993, the Commonwealth Court granted the Joint Venture a declaratory judgment that the April 1989 tie vote constituted a final action dismissing Peoples' complaint.
In January 1994, Peoples and the PaPUC appealed this decision to the Pennsylvania Supreme Court.

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

   NJNR is considering potential alternatives for the pipeline and believes that an impairment reserve for its investment in the pipeline will not be necessary. At December 31, 1993, NJNR's net investment in the Bessie-8 pipeline was $1 million. (See Note 7 - Recent Developments)


k. Various
- ----------

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

7. Recent Developments

   In January 1994, the owners of the plant previously served by the Bessie-8 pipeline entered into a three-year natural gas contract with another supplier. In March 1994, NJNR concluded that, based on meetings with its partners to discuss various alternatives for the pipeline, the recovery of NJNR's net investment of $1 million is doubtful. Accordingly, the results for the three and six months ended March 31, 1994 include an after-tax charge to earnings of $650,000, or $.04 per share.

8. Other

   At December 31, 1993, there were 16,937,202 common shares outstanding and book value per share was $14.08.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                        NEW JERSEY RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1993


RESULTS OF OPERATIONS

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which was a non-cash credit to consolidated net income of $721,000, or $.04 per share. See Note 3 -Changes in Accounting on page 6 for a discussion of this change in accounting principles.

   Consolidated net income before the effect of adopting SFAS 109, for the three months ended December 31, 1993, increased by 8% to $10.5 million compared with $9.7 million during the same period last year. Earnings per share, before the effect of SFAS 109, for the first fiscal quarter of 1994 increased by 5% to $.62 compared with $.59 in fiscal 1993.

   The increase in consolidated earnings before the effect of SFAS 109 was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

UTILITY OPERATIONS

   NJNG's financial results are summarized as follows:

                                              Three Months Ended
                                                  December 31,
                                               1993       1992
                                              -----------------
                                                 (Thousands)
     Gross margin
       Residential and commercial             $38,137 $38,527
       JCP&L and other interruptible              149     118
       Off system and capacity release          1,206     684
                                              ------- -------
     Total gross margin                        39,492  39,329
     Operating expenses                        20,500  20,351
     Interest charges, net                      3,158   3,383
     Federal income taxes                       5,141   5,116
     Preferred dividends and other, net           344     560
                                              ------- -------
     Net income                               $10,349 $ 9,919
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

REAL ESTATE OPERATIONS

   CR&R's financial results are summarized as follows:

                                              Three Months Ended
                                                  December 31,
                                               1993       1992
                                              -----------------
                                                 (Thousands)
     Revenues                                  $3,129   $3,064
     Operating expenses
       Depreciation                               482      461
       Other                                    1,065    1,134
                                               ------   ------
     Operating income                           1,582    1,469
     Other expenses                               653      116
     Interest charges, net                      1,000    1,302
     Federal income taxes                         (27)      12
                                               ------   ------
     Net income (loss) before accounting change   (44)      39
     Effect of SFAS 109                           660        -
                                              -------   ------
     Net income                               $   616   $   39
                                              =======   ======

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 3 - Changes in Accounting on page 6 for a discussion of this change in accounting principles.

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

EXPLORATION AND PRODUCTION OPERATIONS

NJR Energy's financial results are summarized as follows:

                                              Three Months Ended
                                                  December 31,
                                               1993       1992
                                              -----------------
                                                 (Thousands)
     Revenues                                  $2,721    $2,361
     Operating expenses                         2,271     2,574
                                               ------    ------
     Operating income (loss)                      450      (213)
     Interest charges, net                        393       308
     Federal income taxes                        (170)     (263)
                                               ------    ------
     Net income (loss) before accounting
       change                                     227      (258)
     Effect of SFAS 109                            79         -
                                               ------    ------
     Net income (loss)                         $  306    $ (258)
                                               ======    ======

   Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $79,000. See Note 3 - Changes in Accounting on page 6 for a discussion of this change in accounting principles.

   NJR Energy's operating income increased by $663,000 for the three months ended December 31, 1993 due primarily to the impact of higher production and higher natural gas prices, which more than offset lower oil prices. Additionally, operating expenses decreased by $303,000 due primarily to lower exploratory dry hole costs. Natural gas production increased to .9 billion cubic feet (bcf) in the first quarter compared with .8 bcf a year ago, and oil production increased to 34,300 barrels compared with 22,000 barrels. These increases were due to the impact of the $5 million acquisition of 56 properties
from Marathon Oil Company in August 1993.    NJR Energy's proved reserves at
December 31, 1993 totaled 40.6 bcf of natural gas and 2.2 million barrels of oil.

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


EXPLORATION & PRODUCTION

   As a result of the Company's strategic re-evaluation, NJR Energy will focus a larger percentage of its future capital expenditures on reserve acquisitions and development of activities, rather than exploration projects. Such remaining capital expenditures for fiscal 1994 are expected to total up to $16 million, depending on market conditions and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation. (See Recent Developments below)

RECENT DEVELOPMENTS

  On April 27, 1994, the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned. Potential investment opportunities may include gas gathering, storage and marketing, as well as other investments designed to capitalize on the post - Order 636 investment environment. In connection with this strategic shift, as discussed in Note 3 to the Consolidated Financial Statements, NJR Energy has changed the method by which it accounts for its oil and gas operations from the full cost method to successful efforts method.

                           PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

      Information required by this Item is incorporated by reference to Note 5
- - Legal and Regulatory Proceedings beginning on Page 10.


Item 6.     Exhibits and Reports on Form 8-K


      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, under Item 5 - Other Events, dated January 5, 1994, with respect to the settlement of New Jersey Natural Gas Company's base rate case.

      The Company filed a Current Report on Form 8-K, under Item 5 - Other Events, dated April 27, 1994, with respect to (a) the change in accounting principle for its oil and gas operations from the full cost method to the successful efforts method and (b) the write-down of its investment in the Bessie-8 pipeline.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NEW JERSEY RESOURCES CORPORATION
                                 --------------------------------



  Date:  April 28, 1994          /s/Laurence M. Downes
         --------------          ---------------------------
                                   Laurence M. Downes
                                   Senior Vice President and
                                   Chief Financial Officer




  Date:  April 28, 1994          /s/Glenn C. Lockwood
         --------------          ---------------------------
                                   Glenn C. Lockwood
                                   Vice President and Controller