Form 10-Q
period 1994-03-26
NEW JERSEY RESOURCES CORP
filed 1994-05-13
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934




 For the quarterly period ended March 31, 1994   Commission file number 1-8359



                           NEW JERSEY RESOURCES CORPORATION
                (Exact name of registrant as specified in its charter)




    New Jersey                                         22-2376465
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
   of incorporation or organization)




  1415 Wyckoff Road, Wall, New Jersey - 07719        908-938-1480
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




 The number of shares outstanding of $2.50 par value Common Stock as of
                        May 2, 1994 was 17,156,677.

                                                                  -1-


                                                   NEW JERSEY RESOURCES CORPORATION
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (unaudited)
                                                                    Three Months Ended                Six Months Ended
                                                                           March 31,                        March 31,
                                                                         1994       1993(A)            1994        1993(A)
                                                                              (Thousands, except per share data)
         OPERATING REVENUES  . . . . . . . . . . . . . . . . .       $222,784     $189,465         $358,929      $322,112
                                                                     --------     --------         --------      --------
         OPERATING EXPENSES
          Gas purchases  . . . . . . . . . . . . . . . . . . .        129,755      105,485          207,473       179,155
          Operation and maintenance  . . . . . . . . . . . . .         18,824       15,883           34,374        31,589
          Depreciation and amortization  . . . . . . . . . . .          7,714        6,573           14,450        13,034
          Exploratory dry hole costs . . . . . . . . . . . . .              -          935               29         1,229
          Gross receipts tax, etc. . . . . . . . . . . . . . .         25,209       23,362           40,238        39,508
          Federal income taxes . . . . . . . . . . . . . . . .         12,146        9,468           17,312        14,393
                                                                      -------     --------          -------       -------
           Total operating expenses  . . . . . . . . . . . . .        193,648      161,706          313,876       278,908
                                                                      -------      -------          -------       -------
         OPERATING INCOME  . . . . . . . . . . . . . . . . . .         29,136       27,759           45,053        43,204

         OTHER INCOME (EXPENSE), NET . . . . . . . . . . . . .             97          142             (249)          119

         INTEREST CHARGES, NET . . . . . . . . . . . . . . . .          5,543        5,355           10,176        10,423
                                                                       ------      -------          -------       -------
         INCOME BEFORE PREFERRED STOCK DIVIDENDS OF SUBSIDIARY         23,690       22,546           34,628        32,900

         Preferred stock dividends . . . . . . . . . . . . . .            416          573              833         1,187
                                                                       ------      -------          -------       -------
         NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING FOR INCOME TAXES . . . . . . . . . . . . .         23,274       21,973           33,795        31,713

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
         TAXES . . . . . . . . . . . . . . . . . . . . . . . .              -            -              721             -
                                                                    ---------    ---------         --------     ---------

         NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . .        $23,274      $21,973          $34,516       $31,713
                                                                      =======      =======          =======       =======

         EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF
         CHANGE IN ACCOUNTING FOR INCOME TAXES . . . . . . . .          $1.37        $1.33            $1.99         $1.92

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
         TAXES   . . . . . . . . . . . . . . . . . . . . . . .              -            -              .04             -
                                                                      -------      -------          -------       -------

         EARNINGS PER COMMON SHARE . . . . . . . . . . . . . .          $1.37        $1.33            $2.03         $1.92
                                                                        =====        =====            =====         =====

         DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . .           $.38         $.38             $.76          $.76
                                                                         ====         ====             ====          ====

         AVERAGE SHARES OUTSTANDING  . . . . . . . . . . . . .         17,034       16,547           16,973        16,478
                                                                       ======       ======           ======        ======

        See Notes to Consolidated Financial Statements

        ----------------------------------------------------------------------------------------------------------------------

        (A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

                                                                  -2-

                                                   NEW JERSEY RESOURCES CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                                         Six Months Ended
                                                                                                            March 31,
                                                                                                         1994         1993(A)
                                                                                                           (Thousands)
         CASH FLOWS FROM OPERATING ACTIVITIES
          Net income available for common  stock . . . . . . . . . . . . . . . . . . . . . . . .      $34,516        $31,713
          Adjustments to reconcile net income to cash flows
           Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,450         13,034
           Exploratory dry hole costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29          1,229
           Amortization of deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,267            708
           Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,746          1,073
           Cumulative effect of change in accounting for income taxes  . . . . . . . . . . . . .         (721)             -
           Change in working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,277         11,914
           Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,745)           913
                                                                                                       -------       -------
         Net cash flows from operating activities  . . . . . . . . . . . . . . . . . . . . . . .       68,819         60,584
                                                                                                       ------         ------

         CASH FLOWS USED IN FINANCING ACTIVITIES
          Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       45,250         29,150
          Proceeds from common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,374          6,743
          Payments of long-term debt and preferred stock . . . . . . . . . . . . . . . . . . . .      (15,206)       (21,065)
          Payments of common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,828)       (11,780)
          Net change in short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (54,900)             -
                                                                                                      --------     ---------
         Net cash flows used in financing activities . . . . . . . . . . . . . . . . . . . . . .      (31,310)         3,048
                                                                                                      --------       -------

         CASH FLOWS USED IN INVESTING ACTIVITIES
          Expenditures for
           Utility plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (21,321)       (18,937)
           Contribution from cogeneration developer  . . . . . . . . . . . . . . . . . . . . . .            -          4,850
           Real estate properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,230)        (1,702)
           Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,163)        (2,336)
           Cost of removal and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,339)          (678)
                                                                                                      --------      ---------
         Net cash flows used in investing activities . . . . . . . . . . . . . . . . . . . . . .      (25,053)       (18,803)
                                                                                                      --------       --------
         Net change in cash and temporary investments  . . . . . . . . . . . . . . . . . . . . .       12,456         44,829
         Cash and temporary investments at September 30  . . . . . . . . . . . . . . . . . . . .        1,555          1,811
                                                                                                      -------        -------
         Cash and temporary investments at March 31  . . . . . . . . . . . . . . . . . . . . . .      $14,011        $46,640
                                                                                                      =======        =======

         CHANGES IN COMPONENTS OF WORKING CAPITAL
          Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(74,701)      $(67,495)
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,249         23,587
          Deferred gas costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,933         14,024
          Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,607          3,977
          Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,788         48,039
          Customers' credit balances and deposits  . . . . . . . . . . . . . . . . . . . . . . .          196         (7,876)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,795)        (2,342)
                                                                                                     ---------      ---------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,277        $11,914
                                                                                                      =======        =======

         SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
         Cash paid for
          Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . . . . . .       $8,950         $9,105
          Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,101         $6,485

        See Notes to Consolidated Financial Statements

                   -----------------------------------------------------------------------------------------------------------

        (A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.



                                                   NEW JERSEY RESOURCES CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                 March 31,            September 30,            March 31,
                                                                    1994                 1993(A)                1993(A)
                                                                (unaudited)                                   (unaudited)
                                                                                        (Thousands)
         PROPERTY, PLANT AND EQUIPMENT
          Utility plant  . . . . . . . . . . . . . . . .             $659,359              $637,580                 $600,426
          Real estate properties . . . . . . . . . . . .              103,599               102,369                  101,204
          Oil and gas properties . . . . . . . . . . . .               65,718                64,576                   57,775
                                                                     --------              --------                 --------
                                                                      828,676               804,525                  759,405
          Accumulated depreciation and amortization  . .             (211,428)             (198,875)                (190,386)
                                                                     ---------             ---------                ---------
           Property, plant and equipment, net  . . . . .              617,248               605,650                  569,019
                                                                     --------              --------                 --------

         CURRENT ASSETS
          Cash and temporary investments . . . . . . . .               14,011                 1,555                   46,640
          Customer accounts receivable . . . . . . . . .               79,754                16,719                   65,855
          Unbilled revenues  . . . . . . . . . . . . . .               22,805                10,037                   27,994
          Allowance for doubtful accounts  . . . . . . .               (1,808)                 (684)                  (1,875)
          Gas in storage, at average cost  . . . . . . .                7,314                37,282                    4,882
          Materials and supplies, at average cost  . . .                7,810                 7,091                    7,530
          Deferred gas costs . . . . . . . . . . . . . .                    -                22,891                        -
          Other  . . . . . . . . . . . . . . . . . . . .                6,951                 6,250                    5,787
                                                                     --------              --------                 --------
           Total current assets  . . . . . . . . . . . .              136,837               101,141                  156,813
                                                                      -------               -------                  -------
         DEFERRED CHARGES AND OTHER                                    42,479                31,871                   31,228
                                                                     --------              --------                 --------
            Total assets . . . . . . . . . . . . . . . .             $796,564              $738,662                 $757,060
                                                                     ========              ========                 ========





        See Notes to Consolidated Financial Statements
        ----------------------------------------------------------------------------------------------------------------------

        (A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.


                                                   NEW JERSEY RESOURCES CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                    CAPITALIZATION AND LIABILITIES

                                                              March 31,             September 30,             March 31,
                                                                1994                   1993(A)                  1993(A)
                                                             (unaudited)                                      (unaudited)
                                                                                      (Thousands)

         CAPITALIZATION
          Common stock equity  . . . . . . . . . . .              $258,360                $230,313                  $240,787
          Redeemable preferred stock . . . . . . . .                22,340                  22,340                    22,610
          Long-term debt . . . . . . . . . . . . . .               306,964                 310,996                   270,275
                                                                   -------                 -------                   -------
           Total capitalization  . . . . . . . . . .               587,664                 563,649                   533,672
                                                                   -------                 -------                   -------

         CURRENT LIABILITIES
          Current maturities of long-term debt . . .                 4,514                   4,650                     4,730
          Short-term debt  . . . . . . . . . . . . .                     -                  20,900                         -
          Purchased gas  . . . . . . . . . . . . . .                27,422                  24,815                    23,834
          Accounts payable and other . . . . . . . .                28,558                  33,571                    28,155
          Accrued taxes  . . . . . . . . . . . . . .                55,034                  11,246                    80,164
          Overrecovered gas costs  . . . . . . . . .                 6,795                       -                    10,699
          Customers' credit balances and deposits  .                11,835                  11,639                     5,345
                                                                   -------                --------                  --------
           Total current liabilities . . . . . . . .               134,158                 106,821                   152,927
                                                                   -------                --------                   -------
         DEFERRED CREDITS
          Deferred income taxes    . . . . . . . . .                45,369                  39,344                    41,397
          Deferred investment tax credits  . . . . .                12,225                  12,419                    12,633
          Other  . . . . . . . . . . . . . . . . . .                17,148                  16,429                    16,431
                                                                  --------                --------                  --------
           Total deferred credits  . . . . . . . . .                74,742                  68,192                    70,461
                                                                  --------                --------                  --------

            Total capitalization and liabilities . .              $796,564                $738,662                  $757,060
                                                                  ========                ========                  ========

        See Notes to Consolidated Financial Statements

        ----------------------------------------------------------------------------------------------------------------------

        (A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

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

      2. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries - New Jersey Natural Gas Company (NJNG) and Paradigm Resources Corporation (Paradigm). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power,
      Inc. (Paradigm  Power) are  wholly owned subsidiaries  of Paradigm.   New
      Jersey  Natural   Resources   Company  (NJNR),   NJNR  Pipeline   Company
      (Pipeline), Natural Resources Compressor Company (Compressor) and NJRE Operating Company are wholly owned subsidiaries of NJR Energy. Lighthouse One, Inc. and Lighthouse II, Inc. are wholly owned subsidiaries of Paradigm Power. Significant intercompany accounts and transactions have been eliminated.

      3. Changes in Accounting

      a. Oil and Natural Gas Properties
      ---------------------------------

         As disclosed on Form 8-K, filed on April 27, 1994, NJR Energy changed its method of accounting for its oil and gas operations to the successful efforts method from the full cost method. On April 28, 1994, the Company filed Form 10-K/A for the fiscal year ended September 30, 1993 and Form 10-Q/A for the quarterly period ended December 31, 1993, which filings restated the Company's financial statements to reflect the change in accounting principle by NJR Energy.

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

         The Consolidated Balance Sheets as of September 30, 1993 and March 31, 1993 and related notes to the consolidated financial statements have been restated to show the effects of NJR Energy's change in accounting principle to the successful efforts method of accounting for oil and gas
      properties  from the  full  cost method.   The  change to  the successful
      efforts method of accounting resulted in a decrease of $17.2 million in retained earnings as of September 30, 1993 by restating previously issued financial statements.

      b. Income Taxes
      ---------------

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

         The tax effects of significant temporary differences comprising the Company's net deferred income tax liability at October 1, 1993, upon adoption of SFAS 109, were as follows:

           Property related items                          $58,093
           Customer contributions                           (4,589)
           Capitalized overhead and interest                (4,720)
           Unamortized investment tax credits               (4,347)
           Alternative minimum taxes                        (7,882)
           Deferred charges and other                        1,693
                                                          --------
           Total net deferred tax liability                $38,248
                                                          ========


      The provision for federal income taxes for the six months ended March 31, 1994 is composed of the following:

           Current expense                                 $18,453
           Deferred expense                                 (1,085)
           Amortization of investment tax credits             (194)
                                                           --------
           Total provision                                 $17,174
                                                           ========

           Charged to:
           Operating expenses                              $17,312
           Other income (expense), net                        (138)
                                                            -------
           Total provision                                 $17,174
                                                           ========

      c. Other Postretirement Benefits
      --------------------------------

         Effective  October  1,  1993,  the  Company   adopted  SFAS  No.   106,
      "Employers' Accounting  for Postretirement Benefits  Other Than Pensions"
      (SFAS  106).   SFAS  106 requires  an  accrual method  of accounting  for postretirement benefits, similar to that presently in effect  for pension
      plans.   Previously, certain health care and life insurance benefits were
      charged to expense  when paid.   Under  the accrual method,  the cost  of
      providing postretirement benefits will be recognized over the employee's service period. The Company's transition obligation associated with SFAS 106 is $8.6 million, which will be amortized over 20 years, and its annual expense will increase from approximately $400,000 to $1.5 million, of which over 95% relates to NJNG. As part of its January 1994 base rate order, NJNG is permitted to recover approximately 50% of its SFAS 106 expense currently and defer the balance with ultimate recovery of the deferred portion no later than that prescribed by generally accepted accounting principles. At March 31, 1994, $443,000 of SFAS 106 expenses were deferred and are included in Deferred charges and other on the Consolidated Balance Sheet.

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


      4. Capitalized Interest

         Capitalized interest and total interest charges for the six months ended March 31, 1994 and 1993, respectively, are as follows:

                              Three Months Ended     Six Months Ended
                                   March 31,            March 31,
                                 1994       1993    1994           1993
                              -----------------------------------------
                                           (Thousands)


       Capitalized Interest       $741      $620    $1,675        $1,270
                                  ====      ====    ======        ======

       Total Interest Charges   $6,284    $5,975    $11,851      $11,693
                                ======    ======    =======      =======

     5. Legal and Regulatory Proceedings

     a. Base Rate Case
     -----------------

   In April 1993, NJNG filed a petition with the Board of Regulatory Commissioners (BRC) seeking additional annual revenues of approximately $26.9 million, or 7.1%, in base rates. The filing reflected primarily the incremental capital and operating costs associated with NJNG's continued customer growth, general system expansion and New Jersey tax law changes. The filing included a 12.5% return on equity and a rate base of $541 million, compared with 12.2% return on equity and a $389 million rate base previously reflected in its base rates. On January 5, 1994, the BRC approved a stipulated agreement which authorized a $7.5 million base rate increase and included an 11.5% return on common equity and a rate base of $492 million. Also included in the stipulation was a continuation of NJNG's margin sharing formula for sales to JCP&L and other interruptible customers and transportation services and, effective January 5, 1994, the margin sharing formula for off-system and capacity release sales was established to credit 80% to firm customers and 20% to be retained by NJNG.

b. Levelized Gas Adjustment Clause (LGA)
- ----------------------------------------

   In July 1993, NJNG filed a petition with the BRC to increase its annual LGA revenues by $4.8 million, or 1.3%, reflecting primarily higher-than-expected natural gas prices. On November 24, 1993, the BRC approved the $4.8 million increase effective December 1, 1993, which included recovery of NJNG's share of transition costs paid through September 1993 associated with interstate natural gas pipelines complying with Federal Energy Regulatory Commission Order 636, over two years. Accordingly, $9.8 million of deferred gas costs has been classified as Deferred charges and other on the Consolidated Balance Sheet at March 31, 1994.

c. Manufactured Gas Plant (MGP) Sites
- -------------------------------------

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP
sites.     NJNG's  expenditures   through  June   1993  for   environmental
investigations and preparation of proposals for remedial action at the former gas plant sites are being recovered through a remediation rider,
which was  approved by the  BRC in its  June 1992  base rate order.   Costs
incurred subsequent to June 30, 1993 will be reviewed annually and, subject to BRC approval, recovered over seven-year periods.

   NJNG  estimates   that  it   will   incur   additional  expenditures   of
approximately  $10   million  over   the  next  five   years  for   further
investigation and remedial action at these sites. Accordingly, this amount is reflected in both Deferred charges and other and Other deferred credits in the Consolidated Balance Sheets.

d.  Aberdeen
- ------------

   In December 1993, a complaint was filed against NJNG, its contractor and as yet unidentified parties by persons alleging injuries caused by a natural gas explosion and fire on June 9, 1993 at a residential building in
Aberdeen  Township,  New   Jersey.    The   plaintiffs  (a  decedent,   his
administratrix ad  prosequendum and  his guardian)  are seeking  to recover
compensatory  and  punitive   damages  in  unspecified  amounts   from  the
defendants. The complaint alleges, among other things, that the defendants were negligent or are strictly liable in tort for their alleged failure to control, repair and maintain natural gas facilities at such building. In February 1994, an additional complaint was filed in New Jersey Superior Court against NJNG and its contractor by a person (individually and as general administratrix and administratrix ad prosequendum of a decedent) alleging injuries arising out of the natural gas explosion and fire at the
Aberdeen Township  building.   The plaintiff  alleges, among  other things,
that the defendants were negligent or are strictly liable in tort in connection with their controlling, maintaining or inspecting natural gas
lines to such building.   The plaintiff seeks unspecified compensatory  and
punitive damages from NJNG, its contractor and as yet unidentified parties. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 for information relating to four complaints previously filed against NJNG arising out of the Aberdeen fire.

   NJNG has notified its liability insurance carriers of these matters. NJNG is unable to predict the extent to which other claims will be asserted
against, or liability imposed on, NJNG.   The Company does not believe that
the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

e.  Carnegie
- ------------

   In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the
Western District of Pennsylvania.   This action challenges NJNG's  decision
to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG
effective March  31, 1994, pursuant  to a  "market-out" clause.   The  LVWS
Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract
termination was  void.   Claims of tortious  interference with  contractual
relations and  abuse of process are  also asserted and  unspecified damages
and  punitive damages  are also sought.   In  April 1993, Carnegie  filed a
motion  for summary  judgment on the  contract termination  claim.   In May
1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. On January 21, 1994 a federal magistrate issued a recommended decision denying Carnegie's motion for
summary judgment.   In addition, the  magistrate granted NJNG's  motion for
summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of
process claims.   Both parties filed objections  to various aspects of  the
magistrate's recommended  decision, which were denied by order of a federal
district court  judge on  March 18, 1994.   NJNG is  unable to  predict the
outcome  of this matter.   The Company  does not believe  that the ultimate
resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

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

   Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of March 31, 1994 was $5.4 million.

    i. Bessie-8
    -----------

   Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the Company's Form 10-Q/A for the quarterly period ended December 31, 1993 for information relating to legal proceedings against NJNR and others (the Joint Venture, et al.) in
                                                               --  ---
connection with the Bessie-8 joint venture activities.

   In January 1992, Bethlehem Steel Corporation announced its intention to sell the Johnstown plant and, effective June 1, 1993, Bethlehem discontinued gas purchases from the Joint Venture, et al. The portion of the pipeline
                                      -- ---
used to provide gas to Bethlehem was shut-in to preserve its structural integrity. Field production is currently being sold into the interstate natural gas market at spot prices.

   In January 1994, the owners of the plant previously served by the Bessie-8 pipeline entered into a three-year natural gas contract with another supplier. In March 1994, NJNR concluded that, based on meetings with its partners to discuss various alternatives for the pipeline, the recovery of NJNR's net investment of $1 million is doubtful. Accordingly, as disclosed on Form 8-K filed by the Company on April 27, 1994, the results for the three and six months ended March 31, 1994 include an after-tax charge to earnings of $650,000, or $.04 per share.

    j. Real Estate Properties
    -------------------------

   CR&R is the owner of certain parcels of land located in Monmouth County, New Jersey which it is in the process of developing. The development of the land is subject to the Freshwater Wetlands Protection Act (the Act), which restricts building in or near certain protected geographic areas designated as "freshwater wetlands' and their transition areas. CR&R's land parcels were exempt from the provisions of the Act until assumption of the Federal 404 freshwater wetlands program by the State of New Jersey on March 2, 1994. As of that date, the New Jersey Department of Environmental Protection and Energy (DEPE) has jurisdiction over any freshwater wetlands and may classify all or part of the remaining developable area as freshwater wetlands. It is probable that CR&R will be precluded from developing any land classified by the DEPE as freshwater wetlands. CR&R is currently determining what portion of the land parcels may be classified as freshwater wetlands by the DEPE and the effect, if any, that such classification will have on its further development.

    k. Various
    ----------

   The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

    6. Long-Term Debt

   In March 1994, under its loan agreement with the New Jersey Economic Development Authority, NJNG issued an additional $4 million of its 7.25% Series U Bonds.

    7. Other

   At March 31, 1994, there were   17,056,184 common shares outstanding  and
book value per share was $15.15.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                     NEW JERSEY RESOURCES CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE AND SIX MONTHS ENDED MARCH 31, 1994


    RESULTS OF OPERATIONS

   Earnings for the six months ended March 31, 1994 include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which was a non-cash credit to consolidated net income of $721,000, or $.04 per share. See Note 3. Changes in Accounting -b.) Income Taxes on page 6 for a discussion of this change in
           ------------------
accounting principle.

   Consolidated net income for the three and six months ended March 31, 1994, before the effect of adopting SFAS 109, increased by $1.3 million, or 6%, to $23.3 million and by $2.1 million, or 7%, to $33.8 million, respectively.

   Earnings per share for the three and six months ended March 31, 1994, before the effect of SFAS 109, were $1.37 compared with $1.33, and were $1.99 compared with $1.92, respectively.

   The increase in consolidated earnings before the effect of SFAS 109 was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

    UTILITY OPERATIONS

       NJNG's financial results are summarized as follows:

                                      Three Months Ended  Six Months Ended
                                           March 31,           March 31,
                                      1994          1993  1994        1993
                                      ------------------  ----------------
                                                    (Thousands)

Gross margin
  Residential and commercial          $62,916  $56,286    $101,053  $94,813
  JCP&L and other interruptible           249      277         398      395
  Off system and capacity release       1,390      650       2,596    1,334
                                       ------   ------     -------   ------
Total gross margin                     64,555   57,213     104,047   96,542
Operating expenses                     23,287   20,567      43,787   40,918
Interest charges, net                   4,033    3,661       7,191    7,044
Federal income taxes                   12,790   10,557      17,931   15,673
Preferred dividends and other, net        319      426         663      986
                                       ------   ------     -------   ------

Net income                            $24,126  $22,002     $34,475  $31,921
                                      =======  =======     =======  =======

Gross Margin

   Gross margin, defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), provides a more meaningful basis for evaluating utility operations since gas costs and GRFT are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and Levelized Gas Adjustment (LGA) cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. GRFT are also calculated on a per-therm basis (excluding sales to other utilities).

    Residential and Commercial Sales

      In NJNG's June 1992 base rate order, the BRC approved a weather-normalization clause on a two-year experimental basis effective October 1, 1992. Such clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season (October-April) is billed or credited to customers in the subsequent heating season. This clause reduces the weather-sensitivity of gross margin from firm (i.e. residential and commercial) customers.

      Gross margin from sales to firm customers increased by $6.6 million, or 12%, to $62.9 million during the second fiscal quarter and by $6.2 million, or 7%, to $101 million during the six months, compared with the same periods last year.

      These increases were due primarily to a 13% and 7% increase in firm therm sales in the quarter and six months ended March 31, 1994, respectively, as well as a $7.5 million base rate increase which became effective January 5, 1994. Firm therm sales increased due to the weather, which was 5% colder than last year, and the addition of approximately 9,700 customers during the twelve months ended March 31, 1994.

      The weather for the six months ended March 31, 1994, was 9% colder than normal which, due to the aforementioned weather-normalization clause, did not significantly impact gross margin. Instead, $5.8 million of gross margin was deferred and included in Customers' credit balances and deposits. For the six months ended March 31, 1993, colder than normal weather resulted in $1.8 million of gross margin being deferred due to the weather normalization clause.

    Off-System and Capacity Release Sales

      In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of the state and not connected to its system. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market where it sells capacity on the interstate pipeline network which is not needed for its own system requirements.

      NJNG's off-system sales totaled 91 million and 169 million therms and generated $944,000 and $1.9 million of gross margin in the three and six months ended March 31, 1994, respectively, compared with 66 million and 111 million therms and $650,000 and $1.3 million of gross margin in the same periods last year. Off-system sales improved due primarily to increased marketing efforts, while the margin per therm declined due to a change in the regulated margin-sharing formula and increased competition. Effective January 1994, NJNG retains 20% of the gross margin from off-system sales. Capacity release sales generated $446,000 and $727,000 of gross margin in the three and six months ended March 31, 1994, respectively.

    Operating Expenses

      Operating  expenses  increased  by $2.7  million,  or  13%,  and  by  $2.9 million, or 7%, for the three and six months ended March 31, 1994, respectively. These increases were due primarily to higher depreciation associated with NJNG's growing plant investment needed to support the customer growth and general system expansion, higher payroll associated with the colder weather, rate case related expenses and an inventory adjustment.

    Interest Charges, Net

      Interest charges, net increased by $372,000, or 10%, and $147,000, or 2%, for the three and six months ended March 31, 1994, due primarily to higher debt levels associated with its ongoing construction program.

     REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:


                               Three Months Ended           Six Months Ended
                                     March 31,                   March 31,
                                 1994          1993           1994        1993
                               --------------------         -----------------
                                                  (Thousands)

Revenues                         $3,213      $3,126          $6,342     $6,190
Operating expenses
  Depreciation                      483         498             965        959
  Other                           1,311       1,091           2,376      2,225
                                  -----       -----           -----      -----
Operating income                  1,419       1,537           3,001      3,006
Other expenses                        -           -             653        116

Interest charges,net              1,042       1,305           2,042      2,607
Federal income taxes                130          75             103         87
                                   ----       -----            ----      -----
Net income before SFAS 109          247         157             203        196
Effect of SFAS 109                    -           -             660          -
                                   ----       -----            ----      -----
Net income                         $247       $ 157            $863      $ 196
                                   ====       =====            ====      =====



       Earnings for the six months ended March 31, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 3. Changes in Accounting -b.) Income Taxes on page 6
                                                   ------------------
     for a discussion of this change in accounting principle.

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

       Excluding redemption costs from both periods, net income before the effect of SFAS 109, adjusted for depreciation, increased by 11%, to $730,000, and by 27%, to $1.6 million, for the three and six months ended March 31, 1994, respectively, reflecting lower financing costs resulting from the mortgage redemption activity and the maintenance of a high occupancy rate.

       Since March 1993, CR&R's inventory of completed space has remained unchanged at 914,200 square feet and the occupancy rate has remained at 96%.

       Interest charges, net decreased by $263,000, or 20%, and $565,000, or 22%, for the three and six months ended March 31, 1994, respectively, due to lower average interest rates resulting from the abovementioned mortgage redemption activity.

     EXPLORATION AND PRODUCTION OPERATIONS

     NJR Energy's financial results are summarized as follows:

                               Three Months Ended           Six Months Ended
                                     March 31,                   March 31,
                                 1994       1993(A)           1994     1993(A)
                               --------------------         -----------------
                                                  (Thousands)

Revenues                         $2,515      $2,381          $5,236      $4,742
Operating expenses                3,660       3,441           5,931       6,015
                                  -----       -----           -----       -----
Operating loss                   (1,145)     (1,060)           (695)     (1,273)
Interest charges, net               383         311             776         619
Federal income taxes               (654)     (1,158)           (823)     (1,421)
                                   -----     -------           -----     -------
Net loss before SFAS 109           (874)       (213)           (648)       (471)
Effect of SFAS 109                    -           -              79           -
                                  ------      ------          ------      ------
Net loss                          $(874)     $ (213)          $(569)     $ (471)
                                  ======     =======          ======     =======

       (A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

       Earnings for the six months ended March 31, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $79,000. See Note 3. Changes in Accounting -b.) Income Taxes on page 6 for
                                                 -----------------
     a discussion of this change in accounting principle.

       NJR Energy's operating loss increased by $85,000, or 8%, for the three months ended March 31, 1994, due primarily to the $1 million write-down of its investment in the Bessie-8 pipeline. See Note 5. Legal and Regulatory Proceedings -i.) Bessie-8 on page 11 for a discussion of this write-down.
                 -------------
     The operating loss for the six months ended March 31, 1994 decreased by $578,000, or 45%, as higher revenues from increased production and lower exploratory dry hole costs more than offset the Bessie-8 write-down.

       Natural gas production increased to 1.9 billion cubic feet (bcf) for the six months compared with 1.6 bcf a year ago, and oil production increased to 62,700 barrels compared with 47,000 barrels. These increases were due primarily to the impact of the $5 million acquisition of 56 properties from Marathon Oil Company in August 1993. In conjunction with the strategic shift in capital allocation as discussed in Liquidity and Capital Resources
     - Exploration and Production on page 16, NJNR has removed 7.6 bcf and 290,000 barrels of oil of proved undeveloped reserves from its reserve base. NJR Energy's proved reserves at March 31, 1994 totaled 32 bcf of natural gas and 1.9 million barrels of oil.

       Average natural gas and oil prices for the six months were $1.84 per thousand cubic feet (mcf) and $15.07 per barrel compared with $1.81 per mcf and $19.71 per barrel, respectively, during the same period a year ago.

       NJR Energy's interest charges, net for the three and six months ended March 31, 1994, increased by $72,000, or 23%, and by $157,000, or 25%, respectively, due to higher average debt levels associated with the Marathon acquisition.

       Federal income taxes were favorably impacted by permanent tax benefits associated with the development of properties eligible for the tight sands tax credit.

       NJR Energy's ability to improve its earnings in the future is dependent on several factors including changes in natural gas and oil prices, the performance of reserve acquisitions and other investments, the amount and type of which will be determined by market and other conditions.

     LIQUIDITY AND CAPITAL RESOURCES

       In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At March 31, 1994, $123.7 million was outstanding under these facilities.

     UTILITY

       The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments mandated by changes in New Jersey law, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $71 million with a number of commercial banks and has an additional $15 million in lines of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

       Remaining fiscal 1994 construction expenditures are estimated at $30 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG also has additional capital requirements in 1994 of approximately $25 million resulting from the acceleration of GRFT payments to the State of New Jersey. NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and proceeds from the Company's Dividend Reinvestment and Customer Stock Purchase Plan (DRP), the amount and timing of which will be affected by market conditions and other factors.

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

     REAL ESTATE

       As a result of the Company's strategic re-evaluation, CR&R's capital expenditures are expected to be limited to the fit-up of existing tenant space and the development of previously committed projects, subject to additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings, or made on a build-to-suit basis in accordance with acceptable commitments from existing or prospective tenants or buyers. Such remaining capital expenditures for fiscal 1994 are estimated at $2 million and are expected to be funded through internal generation and bank loans obtained by the Company.

     EXPLORATION & PRODUCTION

       On April 27, 1994, the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned. Potential investment opportunities may include gas gathering, storage and marketing, as well as other investments designed to capitalize on the post - Order 636 investment environment. In connection with this strategic shift, as discussed in Note 3 to the Consolidated Financial Statements, Changes in Accounting -a.) Oil and Natural Gas Properties on page 5, NJR Energy has
                ------------------------------------
     changed the method by which it accounts for its oil and gas operations from the full cost method to the successful efforts method.

       Such remaining capital expenditures for fiscal 1994 are expected to total up to $2 million, depending on market conditions and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation.



                             PART II - OTHER INFORMATION


     Item 1.                    Legal Proceedings

           Information required  by this  Item is  incorporated by  reference to
     Note 5 - Legal and Regulatory Proceedings beginning on Page 8.


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



                                      NEW JERSEY RESOURCES CORPORATION
                                      --------------------------------



       Date:  May 13, 1994                      /s/Laurence M. Downes
              ------------               ------------------------------
                                                   Laurence M. Downes
                                                   Senior Vice President and
                                                   Chief Financial Officer



       Date:  May 13, 1994                      /s/Glenn C. Lockwood
              ------------               -------------------------------
                                                   Glenn C. Lockwood
                                                   Vice President, Controller
                                                   and Chief Accounting Officer