Form 10-Q
period 1994-06-30
NEW JERSEY RESOURCES CORP
filed 1994-08-15
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1994      Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



           New Jersey                                                                22-2376465
(State or other jurisdiction of incorporation or organization)       I.R.S. Employer Identification Number)




1415 Wyckoff Road, Wall, New Jersey - 07719                             908-938-1480
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




The number of shares outstanding of $2.50 par value Common Stock as of August 1, 1994 was 17,284,952.

                                                -1-

                                    NEW JERSEY RESOURCES CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)
- - ----------------------------------------------------------------------------------------------
                                           Three Months Ended            Nine Months Ended
                                               June 30,                      June 30,
                                          1994         1993(A)        1994           1993(A)
- - ----------------------------------------------------------------------------------------------
                                             (Thousands, except per share data)
OPERATING REVENUES .................... $75,605        $75,734       $434,534       $397,846
                                        -------        -------       --------       --------
OPERATING EXPENSES
 Gas purchases ........................  37,233         40,806        244,706        219,961
 Operation and maintenance ............  16,443         14,658         50,817         46,247
 Depreciation and amortization ........   6,461          6,352         20,911         19,386
 Gross receipts tax, etc. .............   7,505          8,050         47,743         47,558
 Exploratory dry hole costs ...........    --              164             29          1,393
 Federal income taxes .................     744           (208)        18,056         14,185
                                        -------        -------       --------       --------
  Total operating expenses ............  68,386         69,822        382,262        348,730
                                        -------        -------       --------       --------
OPERATING INCOME ......................   7,219          5,912         52,272         49,116

OTHER INCOME, NET .....................   2,282            476          2,033            595

INTEREST CHARGES, NET .................   5,783          5,108         15,959         15,531
                                        -------        -------       --------       --------
INCOME BEFORE PREFERRED STOCK
 DIVIDENDS OF SUBSIDIARY ..............   3,718          1,280         38,346         34,180

Preferred stock dividends .............     416            419          1,249          1,606
                                        -------        -------       --------       --------
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING FOR
 INCOME TAXES .........................   3,302            861         37,097         32,574

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES ..........    --             --              721           --
                                        -------        -------       --------       --------
NET INCOME AVAILABLE FOR COMMON
 STOCK ................................ $ 3,302       $    861        $37,818        $32,574
                                        -------        -------       --------       --------
EARNINGS PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES ..........    $.19           $.05          $2.18          $1.97

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES ..........    --             --              .04           --
                                        -------        -------       --------       --------
EARNINGS PER COMMON SHARE .............    $.19           $.05          $2.22          $1.97
                                           ====           ====          =====          =====

DIVIDENDS PER COMMON SHARE ............    $.38           $.38          $1.14          $1.14
                                           ====           ====          =====          =====

AVERAGE SHARES OUTSTANDING ............  17,158         16,675         17,035         16,544
                                        =======        =======       ========       ========

     See Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------------------------

(A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

                                                      -2-

                                         NEW JERSEY RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
- - ------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                                   1994          1993(A)
- - ------------------------------------------------------------------------------------------------------------
                                                                                        (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income available for common  stock ...................................       $ 37,818       $ 32,574
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ...........................................         20,911         19,386
  Exploratory dry hole costs ..............................................             29          1,393
  Amortization of deferred charges ........................................          1,770          1,017
  Deferred income taxes ...................................................          9,488            (23)
  Cumulative effect of change in accounting for income taxes ..............           (721)          --
  Change in working capital ...............................................        (22,780)       (25,456)
  Other, net ..............................................................         (3,585)         1,320
                                                                                   --------      --------
Net cash flows from operating activities ..................................         42,930         30,211
                                                                                   --------      --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt .............................................         41,651         29,650
 Proceeds from common stock ...............................................          9,231          9,912
 Payments of long-term debt and preferred stock ...........................        (17,151)       (23,043)
 Payments of common stock dividends .......................................        (19,309)       (18,078)
 Net change in short-term debt ............................................        (18,100)         9,300
                                                                                   --------      --------
Net cash flows used in financing activities ...............................         (3,678)         7,741
                                                                                   --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ...........................................................        (34,398)       (35,176)
  Contribution from cogeneration developer ................................           --            4,850
  Real estate properties ..................................................         (2,205)        (2,275)
  Oil and gas properties ..................................................         (1,517)        (3,596)
  Cost of removal and other ...............................................         (2,030)        (1,121)
 Proceeds from sale of assets .............................................          2,000           --
                                                                                  --------       --------
Net cash flows used in investing activities ...............................        (38,150)       (37,318)
                                                                                  --------       --------

Net change in cash and temporary investments ..............................          1,102            634
Cash and temporary investments at September 30 ............................          1,555          1,811
                                                                                  --------       --------
Cash and temporary investments at June 30 .................................       $  2,657       $  2,445
                                                                                  ========       ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables ..............................................................       $(19,192)      $(17,629)
 Inventories ..............................................................         13,363         13,277
 Deferred gas costs .......................................................          7,978           (221)
 Purchased gas ............................................................         (5,701)         9,093
 Accrued and prepaid taxes, net ...........................................        (15,505)       (23,364)
 Customers' credit balances and deposits ..................................         (1,431)        (5,537)
 Other, net ...............................................................         (2,292)        (1,075)
                                                                                  --------       --------
Total .....................................................................       $(22,780)      $(25,456)
                                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ....................................      $  15,247      $  14,199
 Income taxes .............................................................      $   5,948      $   9,350

See Notes to Consolidated Financial Statements


- - ------------------------------------------------------------------------------------------------------------

(A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

                                            -3-

                                NEW JERSEY RESOURCES CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                             ASSETS
- - -------------------------------------------------------------------------------------------
                                                 June 30,    September 30,     June 30,
                                                   1994        1993(A)         1993(A)
                                               (unaudited)                   (unaudited)
- - -------------------------------------------------------------------------------------------
                                                              (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ...........................       $671,696       $637,580       $615,842
 Real estate properties ..................        104,575        102,369        101,776
 Oil and gas properties ..................         63,507         64,576         59,514
                                                 --------       --------       --------
                                                  839,778        804,525        777,132
 Accumulated depreciation and amortization       (215,304)      (198,875)      (195,371)
                                                 --------       --------       --------
  Property, plant and equipment, net .....        624,474        605,650        581,761
                                                 --------       --------       --------

CURRENT ASSETS
 Cash and temporary investments ..........          2,657          1,555          2,445
 Customer accounts receivable ............         41,590         16,719         33,983
 Unbilled revenues .......................          2,528         10,037          9,894
 Allowance for doubtful accounts .........         (1,368)          (684)        (1,769)
 Gas in storage, at average cost .........         23,081         37,282         15,628
 Materials and supplies, at average cost .          7,929          7,091          7,094
 Prepaid state taxes .....................         15,766           --             --
 Deferred gas costs ......................          6,308         22,891          3,546
 Other ...................................          6,462          6,250          6,464
                                                 --------       --------       --------
  Total current assets ...................        104,953        101,141         77,285
                                                 --------       --------       --------

DEFERRED CHARGES AND OTHER ...............         44,518         31,871         30,012
                                                 --------       --------       --------

   Total assets ..........................       $773,945       $738,662       $689,058
                                                 ========       ========       ========








See Notes to Consolidated Financial Statements

- - -------------------------------------------------------------------------------------------

(A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

                                        -4-

                       NEW JERSEY RESOURCES CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

- - -------------------------------------------------------------------------------------
                                               June 30,   September 30,   June 30,
                                                 1994        1993(A)      1993(A)
                                             (unaudited)                (unaudited)
- - -------------------------------------------------------------------------------------
                                                          (Thousands)
CAPITALIZATION
 Common stock equity ...................      $258,687      $230,313      $238,891
  Redeemable preferred stock ............       22,070        22,340        22,340
 Long-term debt ........................       301,690       310,996       272,957
                                              --------      --------      --------
  Total capitalization .................       582,447       563,649       534,188
                                              --------      --------      --------

CURRENT LIABILITIES
 Current maturities of long-term debt ..         4,403         4,650         4,764
 Short-term debt .......................        36,800        20,900         5,300
 Purchased gas .........................        19,114        24,815        28,950
 Accounts payable and other ............        31,626        33,571        30,148
 Accrued taxes .........................        11,507        11,246         8,761
 Customers' credit balances and deposits        10,208        11,639         7,684
                                              --------      --------      --------
  Total current liabilities ............       113,658       106,821        85,607
                                              --------      --------      --------

DEFERRED CREDITS
 Deferred income taxes .................        48,111        39,344        40,300
 Deferred investment tax credits .......        12,129        12,419        12,535
 Other .................................        17,600        16,429        16,428
                                              --------      --------      --------
  Total deferred credits ...............        77,840        68,192        69,263
                                              --------      --------      --------

   Total capitalization and liabilities       $773,945      $738,662      $689,058
                                              ========      ========      ========













See Notes to Consolidated Financial Statements

- - ------------------------------------------------------------------------------------

(A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

                       NEW JERSEY RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1993 balance sheet is derived from audited financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in New Jersey Resources Corporation's (the Company) 1993 Annual Report on Form 10-K/A.

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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries - New Jersey Natural Gas Company (NJNG) and Paradigm Resources Corporation (Paradigm). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power, Inc. (Paradigm Power) are wholly owned subsidiaries of Paradigm. New Jersey Natural Resources Company (NJNR), NJNR Pipeline Company (Pipeline), and NJRE Operating Company are wholly owned subsidiaries of NJR Energy. Lighthouse One, Inc. and Lighthouse II, Inc. are wholly owned subsidiaries of Paradigm Power. Significant intercompany accounts and transactions have been eliminated.

3. Changes in Accounting

a. Oil and Natural Gas Properties
- - ---------------------------------

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

     The Consolidated Balance Sheets as of September 30, 1993 and June 30, 1993 and related notes to the consolidated financial statements have been restated to show the effects of NJR Energy's change in accounting principle to the successful efforts method of accounting for oil and gas properties from the full cost method. The change to the successful efforts method of accounting resulted in a decrease of $17.2 million in retained earnings as of September 30, 1993 by restating previously issued financial statements.

b. Income Taxes
- - ---------------

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

     The tax effects of significant temporary differences comprising the Company's net deferred income tax liability at October 1, 1993, upon adoption of SFAS 109, were as follows:

          Property related items                  $  58,093
          Customer contributions                     (4,589)
          Capitalized overhead and interest          (4,720)
          Unamortized investment tax credits         (4,347)
          Alternative minimum taxes                  (7,882)
          Deferred charges and other                  1,693
                                                  ---------
          Total net deferred tax liability        $  38,248
                                                  =========


     The provision for federal income taxes for the nine months ended June 30, 1994 is composed of the following:

          Current expense                             $  17,601
          Deferred expense                                1,835
          Amortization of investment tax credits           (289)
                                                      ---------
          Total provision                             $  19,147
                                                      =========

          Charged to:
          Operating expenses                          $  18,056
          Other income, net                               1,091
                                                      ---------
          Total provision                             $  19,147
                                                      =========


c. Other Postretirement Benefits
- - --------------------------------

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires an accrual method of accounting for postretirement benefits, similar to that presently in effect for pension plans. Previously, certain health care and life insurance benefits were charged to expense when paid. Under the accrual method, the cost of providing postretirement benefits will be recognized over the employee's service period. The Company's transition obligation associated with SFAS 106 is $8.6 million, which will be amortized over 20 years, and its annual expense will increase from approximately $400,000 to $1.5 million, of which over 95% relates to NJNG. As part of its January 1994 base rate order, NJNG is permitted to recover approximately 50% of its SFAS 106 expense currently and defer the balance with ultimate recovery of the deferred portion no later than that prescribed by generally accepted accounting principles. At June 30, 1994, $620,000 of SFAS 106 expenses were deferred and are included in Deferred charges and other on the Consolidated Balance Sheet.

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


4. Capitalized Interest

     Capitalized interest and total interest charges for the three and nine months ended June 30, 1994 and 1993, respectively, are as follows:

                             Three Months Ended         Nine Months Ended
                                   June 30,                  June 30,
                             1994        1993           1994        1993
                            -------------------        ------------------
                                              (Thousands)

Capitalized Interest         $453        $889          $2,128      $2,159
                             ====        ====          ======      ======

Total Interest Charges     $6,236      $5,997         $18,087     $17,690
                           ======      ======         =======     =======

5. Legal and Regulatory Proceedings

a. Weather Normalization Clause (WNC)
- - -------------------------------------

     In NJNG's June 1992 base rate order, the New Jersey Board of Public Utilities (BPU) approved a WNC on a two-year experimental basis effective October 1, 1992. This clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season (i.e., October-April) is billed or credited to customers in the subsequent heating season. In July 1994, NJNG filed a petition with the BPU requesting $2.7 million be refunded to customers in fiscal 1995 as a result of colder than normal winter weather in fiscal 1994. This amount is included in Customers' credit balances and deposits on the Consolidated Balance Sheet at June 30, 1994. The petition also included a request that the WNC continue permanently. A decision is expected in the first quarter of fiscal 1995.

b. Levelized Gas Adjustment Clause (LGA)
- - ----------------------------------------

     In July 1994, NJNG filed a petition with the BPU to increase its annual LGA revenues by $8.8 million, or 2%, reflecting primarily NJNG's share of transition costs associated with interstate natural gas pipelines complying with FERC Order 636 and costs associated with demand side management programs. A decision is expected in the first quarter of fiscal 1995. NJNG has incurred a total of $18.8 million of such transition costs through June 30, 1994. Pursuant to NJNG's November 1993 LGA order, transition costs paid through September 1993 of $11.6 million are being recovered over a two-year period. Accordingly, $8.6 million of deferred gas costs has been classified as Deferred charges and other on the Consolidated Balance Sheet at June 30, 1994.

c. Manufactured Gas Plant (MGP) Sites
- - -------------------------------------

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

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. NJNG's expenditures through June 1993 for environmental investigations and preparation of proposals for remedial action at the former gas plant sites are being recovered through a remediation rider, which was approved by the BPU in its June 1992 base rate order. Costs incurred subsequent to June 30, 1993 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

     NJNG estimates that it will incur additional expenditures of approximately $10 million over the next five years for further investigation and remedial action at these sites. Accordingly, this amount is reflected in both Deferred charges and other and Other deferred credits in the Consolidated Balance Sheets.

d.  Aberdeen
- - ------------

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


e.  Carnegie
- - ------------

     In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenges NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process are also asserted and unspecified damages and punitive damages are also sought. In April 1993, Carnegie filed a motion for summary judgment on the contract termination claim. In May 1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. On January 21, 1994 a federal magistrate issued a recommended decision denying Carnegie's motion for summary judgment. In addition, the magistrate granted NJNG's motion for summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of process claims. Both parties filed objections to various aspects of the magistrate's recommended decision, which were denied by order of a federal district court judge on March 18, 1994. Thereafter, pretrial discovery began. The parties have produced documents and responded to interrogatories, but no depositions have yet been taken. On July 14, 1994, Carnegie served a motion for a preliminary injunction requiring NJNG to continue making payments pursuant to the contract during the pendency of the litigation, and NJNG is opposing this motion. NJNG is unable to predict the outcome of this matter. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

f. South Brunswick Asphalt, L.P.
- - --------------------------------

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

Although management is considering legal action against the carrier, NJNG believes that the total cost to remove and dispose of the tar emulsion/sand and gravel mixture from all three sites would be immaterial. Based upon the gas remediation rider approved by the BPU in June 1992, NJNG believes that such costs should be recoverable through the ratemaking process.

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

g.  Bridgeport Rental and Oil Service
- - -------------------------------------

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

h. Iroquois
- - -----------

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

     In December 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission Office of the General Counsel (Enforcement) that Enforcement has commenced a preliminary, non-public investigation concerning matters related to Iroquois' construction of certain of its pipeline facilities. Enforcement has requested information regarding certain aspects of the pipeline construction. In addition, in December 1993, Iroquois received a similar communication from the Army Corps of Engineers requesting information regarding permit compliance in connection with certain aspects of the pipeline construction. Iroquois is evaluating and responding to these requests for information and intends to work with these agencies to allay their concerns. To date, no proceedings have been commenced against Iroquois in connection with these agency inquiries.

     Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner and that its environmental program complied with or exceeded applicable standards for the industry. The foregoing proceedings and investigations have not affected the pipeline's operations.

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of June 30, 1994 was $5.6 million.


i. Real Estate Properties
- - -------------------------

     CR&R is the owner of certain parcels of land located in Monmouth County, New Jersey which it is in the process of developing. The development of the land is subject to the Freshwater Wetlands Protection Act (the Act), which restricts building in or near certain protected geographic areas designated as "freshwater wetlands" and their transition areas. CR&R's land parcels were exempt from the provisions of the Act until assumption of the Federal 404 freshwater wetlands program by the State of New Jersey on March 2, 1994. As of that date, the New Jersey Department of Environmental Protection and Energy
(DEPE) has jurisdiction over any freshwater wetlands and may classify all or part of the remaining developable area as freshwater wetlands. It is probable that CR&R will be precluded from developing any land classified by the DEPE as freshwater wetlands. CR&R is currently determining what portion of the land parcels may be classified as freshwater wetlands by the DEPE and the effect, if any, that such classification will have on its further development.

j. Bessie-8
- - -----------

     Reference is made to the Company's Form 10-Q for the quarterly period ended March 31, 1994 for information relating to legal proceedings against NJNR and others (the Joint Venture, et al.) in connection with the Bessie-8 joint venture activities.

     In January 1994, the owners of the plant previously served by the Bessie-8 pipeline entered into a three-year natural gas contract with another supplier. In March 1994, NJNR concluded that, based on meetings with its partners to discuss various alternatives for the pipeline, the recovery of NJNR's net investment of $1 million is doubtful. Accordingly, as disclosed on Form 8-K filed by the Company on April 27, 1994, the results for the nine months ended June 30, 1994 include a pre-tax charge to earnings of $1 million, or $.04 per share.

k. Various
- - ----------

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Other
- - --------

     At June 30, 1994, there were 17,177,297 common shares outstanding and book value per share was $15.06.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                       NEW JERSEY RESOURCES CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS

     Consolidated net income for the three months ended June 30, 1994 increased by 284% to $3.3 million, or $.19 per share, compared with $861,000, or $.05 per share, last year. This increase was due primarily to a gain recognized on the termination of a development project involving a subsidiary of Paradigm Power, Inc. (Paradigm). See Independent Power Operations on page 14 for a discussion of this transaction.

     Earnings for the nine months ended June 30, 1994 include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which was a non-cash credit to consolidated net income of $721,000, or $.04 per share. See Note 3. Changes in Accounting -b.) Income Taxes on page 6 for a discussion of this change in accounting principle.

     Consolidated net income for the nine months ended June 30, 1994, before the effect of SFAS 109, increased by 14% to $37.1 million, or $2.18 per share, compared with $32.6 million, or $1.97 per share, last year. The increase was attributable primarily to the Paradigm transaction and higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company
(NJNG).

UTILITY OPERATIONS

     NJNG's financial results are summarized as follows:

                                         Three Months Ended           Nine Months Ended
                                              June 30,                     June 30,

                                         1994          1993         1994           1993
                                        --------------------        ----------------------
                                                          (Thousands)
Gross margin
  Residential and commercial             $26,858       $23,019      $127,911      $117,832
  JCP&L and other interruptible              378           314           776           709
  Off-system and capacity release            368           208         2,964         1,542
                                         -------       -------      --------      --------
Total gross margin                        27,604        23,541       131,651       120,083
Operating expenses                        20,897        19,355        64,684        60,273
Interest charges, net                      4,186         3,428        11,377        10,472
Federal income taxes                         981           (31)       18,912        15,642
Preferred dividends and other, net           281           350           944         1,336
                                         -------       -------      --------      --------
Net income                               $ 1,259       $   439      $ 35,734      $ 32,360
                                         =======       =======      ========      ========

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

Residential and Commercial Sales

     In NJNG's June 1992 base rate order, the BPU approved a weather-normalization clause on a two-year experimental basis effective October 1, 1992. Such a clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season (October-April) is billed or credited to customers in the subsequent heating season. This clause reduces the weather-sensitivity of gross margin from firm (i.e. residential and commercial) customers. In July 1994, NJNG requested approval from the BPU to continue the clause permanently.

     Gross margin from sales to firm customers increased by $3.8 million, or 17%, to $26.9 million during the third fiscal quarter and by $10 million, or 9%, to $127.9 million during the nine months, compared with the same periods last year.

     The increase for the third fiscal quarter was due primarily to a $7.5 million base rate increase which became effective January 5, 1994. The increase for the nine months was due to the base rate increase and a 6% increase in firm therm sales which was attributable to 1% colder weather than last year and the addition of approximately 10,000 customers during the twelve months ended June 30, 1994.

     The weather for the nine months ended June 30, 1994, was 2% colder than normal which, due to the aforementioned weather-normalization clause, did not significantly impact gross margin. Instead, $2.7 million of gross margin was deferred and included in Customers' credit balances and deposits for refunding to customers in fiscal 1995. For the nine months ended June 30, 1993, colder than normal weather resulted in $1.5 million of gross margin being deferred due to the weather-normalization clause.

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

     NJNG's off-system sales totaled 37 million and 206 million therms and generated $102,000 and $2 million of gross margin in the three and nine months ended June 30, 1994, respectively, compared with 48 million and 159 million therms and $208,000 and $1.5 million of gross margin in the same periods last year. Off-system sales improved for the nine months due primarily to increased marketing efforts, while the margin per therm declined due to a change in the regulated margin-sharing formula and increased competition. Effective January 1994, NJNG retains 20% of the gross margin from off-system sales. Capacity release sales generated $266,000 and $1 million of gross margin in the three and nine months ended June 30, 1994, respectively.

Operating Expenses

     Operating expenses increased by $1.5 million, or 8%, and by $4.4 million, or 7%, for the three and nine months ended June 30, 1994, respectively. These increases were due primarily to higher depreciation associated with NJNG's growing plant investment needed to support the customer growth and general system expansion, higher payroll associated with the colder weather, rate case related expenses and an inventory adjustment.

Interest Charges, Net

     Interest charges, net increased by $758,000, or 22%, and by $905,000, or 9%, for the three and nine months ended June 30, 1994, due primarily to higher debt levels associated with its ongoing construction program.

INDEPENDENT POWER OPERATIONS

     In July 1993, the Company announced that a subsidiary of Paradigm entered into an agreement with Harriman Energy Partners, Ltd., an affiliate of Destec Energy, Inc., to jointly develop a 57 megawatt, natural gas fired cogeneration project in Harriman, New York (the Northway Project). Harriman Energy had agreed to sell electricity to Orange & Rockland Utilities, Inc. (Orange & Rockland) pursuant to a 25-year power purchase agreement entered into in May 1991, as supplemented. In June 1994, Harriman Energy and Orange & Rockland, agreed to terminate the power purchase agreement. Paradigm's share of the net proceeds from this transaction is approximately $4.2 million, to be received over three years, plus interest. As a result of this transaction, after related expenses and taxes, consolidated net income for both the quarter and nine months ended June 30, 1994 was positively impacted by $2.1 million, or $.13 per share.

REAL ESTATE OPERATIONS

CR&R's financial results are summarized as follows:

                             Three Months Ended      Nine Months Ended
                                  June 30,               June 30,
                             1994        1993        1994        1993
                            -------------------      ------------------
                                             (Thousands)
Revenues                    $2,928      $3,112      $9,270      $9,302
Operating expenses
  Depreciation                 482         478       1,447       1,437
  Other                      1,289       1,202       3,665       3,427
                            ------      ------      ------      ------
Operating income             1,157       1,432       4,158       4,438
Other expenses                --          --           653         116
Interest charges,net         1,074       1,287       3,116       3,894
Federal income taxes            28          52         131         139
                            ------      ------      ------      ------
Income before SFAS 109          55          93         258         289
Effect of SFAS 109            --          --           660        --
                            ------      ------      ------      ------
Net income                  $   55      $   93      $  918      $  289
                            ======      ======      ======      ======

     Earnings for the nine months ended June 30, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 3. Changes in Accounting -b.) Income Taxes on page 6 for a discussion of this change in accounting principle.

     In evaluating the results of real estate operations, it is appropriate to analyze net income adjusted for depreciation which better reflects the cash flow being generated by its income-producing properties. This approach is common in the real estate industry since cash flow is generally used to evaluate asset performance.

     For the three months ended June 30, 1994, net income adjusted for depreciation, decreased by $34,000, to $537,000, due to tenant roll-over activity and expenses associated with evaluating CR&R's strategic alternatives, which more than offset lower financing costs.

     Other expenses represent the costs associated with the October 1993 redemption of CR&R's remaining $13.8 million outstanding principal of its 11 5/8% mortgage and the December 1992 redemption of its remaining $2.1 million outstanding principal of its 12.75% mortgage.

     For the nine months ended June 30, 1994, net income before the effect of SFAS 109, adjusted for depreciation and excluding redemption costs from both periods, increased by 22%, to $2.4 million, as lower financing costs more than offset a slight decline in revenues and higher operating expenses.

     Interest charges, net decreased by $213,000, or 17%, and by $778,000, or 20%, for the three and nine months ended June 30, 1994, respectively, due to lower average interest rates resulting from the abovementioned mortgage redemption activity.

     At June 30, 1994, CR&R's inventory of completed space and occupancy rate was unchanged at 914,200 square feet and 96%, respectively, compared with June 30, 1993.

EXPLORATION AND PRODUCTION OPERATIONS

NJR Energy's financial results are summarized as follows:

                                                  Three Months Ended        Nine Months Ended
                                                       June 30,                  June 30,
                                                  1994        1993(A)      1994        1993(A)
                                                  -------------------      -------------------
                                                                  (Thousands)
Revenues                                         $2,298       $2,268       $7,534       $7,010
Operating expenses
  Depreciation, depletion and amortization        1,136        1,056        4,515        3,433
  Exploratory dry hole costs                       --            164           29        1,393
  Other                                           1,388          943        3,911        3,352
                                                  ------       ------       ------       ------
Operating loss                                     (226)         105         (921)      (1,168)
Interest charges, net                               426          320        1,202          939
Federal income taxes                               (344)        (229)      (1,167)      (1,650)
                                                 ------       ------       ------       ------
Loss before SFAS 109                               (308)          14         (956)        (457)
Effect of SFAS 109                                 --           --             79         --
                                                 ------       ------       ------       ------
Net loss                                         $ (308)      $   14       $ (877)      $ (457)
                                                 ======       ======       ======       ======

(A) Restated to reflect the change in accounting principle by NJR Energy for its oil and gas operations to the successful efforts method from the full cost method.

     Earnings for the nine months ended June 30, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $79,000. See Note 3. Changes in Accounting -b.) Income Taxes on page 6 for a discussion of this change in accounting principle.

     NJR Energy's operating results for the quarter ended June 30, 1994 declined by $331,000 as lower oil and gas prices and higher operating expenses more than offset higher gas production and lower exploratory dry hole costs.

     NJR Energy's operating loss decreased by $247,000 for the nine months ended June 30, 1994, as higher revenues from increased production and lower exploratory dry hole costs more than offset the $1 million write-down of its investment in the Bessie-8 pipeline and lower prices. See Note 5. Legal and Regulatory Proceedings - j.) Bessie-8 page 11 for a discussion of the write-down.

     Production and price information are as follows:

                          Three Months Ended       Nine Months Ended
                               June 30,                 June 30,
                            1994      1993          1994       1993
                          -------------------       -------------------
Gas Production (mmcf)         909         768       2,792       2,328
Avg. Gas Price (mcf)       $ 1.77      $ 1.90      $ 1.82      $ 1.84

Oil Production (mbbl)          23          23          85          70
Avg. Oil Price (bbl)       $14.42      $19.31      $14.90      $19.58

     The increases in production and operating expenses were due primarily to the impact of the $5 million acquisition of 56 properties from Marathon Oil Company in August 1993.

     In conjunction with the strategic shift in capital allocation as discussed in Liquidity and Capital Resources - Exploration and Production on page 17, and downward reserve revisions, NJNR has removed 15.6 bcf and 540,000 barrels of oil of proved reserves from its reserve base in fiscal 1994. NJR Energy's proved reserves at June 30, 1994 totaled 23 bcf of natural gas and
1.8 million barrels of oil.

     NJR Energy's interest charges, net for the three and nine months ended June 30, 1994, increased by $106,000, or 33%, and by $263,000, or 28%, respectively, due to higher average debt levels associated with the Marathon acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At June 30, 1994, $120.1 million was outstanding under these facilities.

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

     Remaining fiscal 1994 construction expenditures are estimated at $17 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and proceeds from the Company's Dividend Reinvestment and Customer Stock Purchase Plan (DRP), the amount and timing of which will be affected by market conditions and other factors.

     NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

REAL ESTATE

     As a result of the Company's strategic re-evaluation, CR&R's capital expenditures are expected to be limited to the fit-up of existing tenant space and the development of previously committed projects, subject to additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings, or made on a build-to-suit basis in accordance with acceptable commitments from existing or prospective tenants or buyers. Such remaining capital expenditures for fiscal 1994 are estimated at $700,000 and are expected to be funded through internal generation and bank loans obtained by the Company.

EXPLORATION & PRODUCTION

     In April 1994, the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration activity is planned. Potential investment opportunities may include gas gathering, storage and marketing, as well as other investments designed to capitalize on the post - Order 636 investment environment. In connection with this strategic shift, as discussed in Note 3 to the Consolidated Financial Statements, Changes in Accounting -a.) Oil and Natural Gas Properties on page 5, NJR Energy has changed the method by which it accounts for its oil and gas operations from the full cost method to the successful efforts method.

     In April 1994, Natural Resources Compressor Company (Compressor) sold its fleet of 41 natural gas compressors for $2 million. As part of the transaction, Compressor agreed to lease certain compressors over a fixed period of time. The proceeds from this earnings-neutral sale were used to pay down a portion of the Company's bank loans.

     Remaining capital expenditures for fiscal 1994 are expected to total up to $5 million, depending on market conditions and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation.



                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     Information required by this Item is incorporated by reference to Note 5
- - - Legal and Regulatory Proceedings beginning on Page 8.


Item 6.   Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, under Item 5 - Other Events, dated April 27, 1994, with respect to (a) the change in accounting principle for its oil and gas operations from the full cost method to the successful efforts method and (b) the write-down of its investment in the Bessie-8 pipeline.

 The Company filed a Current Report on Form 8-K, under Item 5 - Other Events, dated June 24, 1994, with respect to the termination of a power purchase agreement which resulted in a subsidiary of Paradigm Power, Inc. receiving proceeds of approximately $4.2 million, to be received over 3 years, plus interest.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NEW JERSEY RESOURCES CORPORATION
                                         --------------------------------


    Date:  August 12, 1994                    /s/Laurence M. Downes
           -------------                 ----------------------------------
                                                 Laurence M. Downes
                                                 Senior Vice President and
                                                 Chief Financial Officer



    Date:  August 12, 1994                    /s/Glenn C. Lockwood
           ---------------                ----------------------------------
                                                 Glenn C. Lockwood
                                                 Vice President, Controller
                                                 and Chief Accounting Officer

                                 SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NEW JERSEY RESOURCES CORPORATION
                                         --------------------------------


    Date:  August 12, 1994
           ---------------               -----------------------------------
                                         Laurence M. Downes
                                         Senior Vice President and
                                         Chief Financial Officer



    Date:  August 12, 1994
           ---------------                ----------------------------------
                                          Glenn C. Lockwood
                                          Vice President, Controller
                                          and Chief Accounting Officer