Form 10-K
period 1994-09-30
NEW JERSEY RESOURCES CORP
filed 1994-12-29
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1994       Commission file number 1-8359

                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEW JERSEY                                22-2376465
(State or other jurisdiction of incorporation or organization)
                                         (I.R.S. Employer Identification Number)
1415 Wyckoff Road, Wall, New Jersey - 07719                  908-938-1480
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

                           YES:               No:  X

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $395,577,803 based on the closing price of $22.875 per share on December 1, 1994.

The number of shares outstanding of $2.50 par value Common Stock as of December 1, 1994 was 17,438,210.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1994 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 8, 1995, are incorporated by reference into
Part I and Part III of this report.

                               TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 -   Business                                                            1

                   Business Segments
                    New Jersey Natural Gas Company
                           General                                             1
                           Throughput                                          2
                           Seasonality of Gas Revenues                         3
                           Gas Supply                                          3
                           Regulation and Rates                                5
                           Environment                                         8
                           Franchises                                          8
                           Competition                                         9
                    Paradigm Power, Inc.                                       9
                    NJR Energy Corporation                                     9
                    Commercial Realty & Resources Corp.                       10
           Employee Relations                                                 12
           Executive Officers of the Registrant                               12

Item 2 -   Properties                                                         14

Item 3 -   Legal Proceedings                                                  16

Item 4 -   Submission of Matters to a Vote of Security Holders                21

PART II

Item 5 -    Market for the Registrant's Common Stock and Related
                Stockholder Matters                                           22

Item 6 -    Selected Financial Data                                           22

Item 7 -    Management's Discussion and Analysis of Financial
                 Condidon and Results of Operations                           22

Item 8 -    Financial Statements and Supplementary Data                       22

Item 9 -    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          22

PART III

   Items 10, 11, 12, and 13                                                   22

PART IV

Item 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K   23

Index to Financial Statement Schedules                                        24

Signatures                                                                    31
Report of Independent Public Accountants                                      32
Consent of Independent Public Accountants                                     32
Exhibit Index                                                                 33

                                     PART I

ITEM 1. BUSINESS

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy holding company and its subsidiaries are engaged in natural gas distribution, natural gas-fueled cogeneration and independent power production, oil and natural gas development, production and transportation and commercial real estate development as follows:

   New Jersey Natural Gas Company (NJNG), a public utility that distributes natural gas to more than 340,000 residential, commercial and industrial customers throughout virtually all of Monmouth and Ocean counties, and parts of Morris and Middlesex counties in New Jersey;

   Paradigm Resources Corporation, a sub-holding company formed in 1992 to better segregate its non-regulated subsidiaries, which include:

   Paradigm Power, Inc. (PPI), which will develop and invest in natural gas-fueled cogeneration and independent power production projects and its subsidiaries, Lighthouse One, Inc. and Lighthouse II, Inc.;

   NJR Energy Corporation (NJR Energy), a participant in oil and natural gas development, production, transportation, storage and other energy related ventures in various locations in the United States through its subsidiaries, New Jersey Natural Resources Company (NJNR), NJNR Pipeline Company (Pipeline), NJR Storage Corporation (Storage), which was formed in December 1994, Natural Resources Compressor Company (Compressor) and NJRE Operating Company (NJRE Operating); and

   Commercial Realty & Resources Corp. (CR&R), which develops and owns commercial office and mixed-use commercial/industrial real estate projects located in New Jersey.

   The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA).

                               BUSINESS SEGMENTS

   See Note 10 to the Consolidated Financial Statements - Business Segment Data in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas to more than 340,000 customers. Its service territory encompasses

1,436 square miles, covering 104 municipalities with an estimated population of
1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. NJNG's service territory is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 11,222, 9,306 and 7,907 new customers in 1994, 1993 and 1992, respectively. This growth rate of more than 3% is expected to continue with projected additions of 60,700 new customers over the next five years. See Liquidity and Capital Resources-NJNG in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of NJNG's projected capital expenditure program associated with this growth in 1995 and 1996.

   In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards which describes housing development in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. Finally, NJNG uses information concerning its service territory and projected population growth rates from a study prepared by outside consultants. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil. It is estimated that approximately 40% of NJNG's projected customer growth will consist of conversions.

   In order to lower its overall cost of gas and balance its demand profile, NJNG also plans to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

   For the fiscal year ended September 30, 1994, operating revenues and throughput by customer class were as follows:

                                                                                                                  Throughput
(Thousands)                                                        Operating Revenues                        (Thousands of Therms)
- - -----------                                                       -------------------                       ---------------------

Residential .............................................   $308,196                   64%               385,144                 37%
Commercial, industrial and other ........................     87,958                   18                119,343                 11
Firm transportation .....................................        255                    1                    868                  1
                                                             -------                   --                -------                 --
Total firm ..............................................    396,409                   83                505,355                 49
Interruptible and agency ................................      9,431                    2                 58,698                  5
JCP&L and PSE&G .........................................      6,214                    1                 22,985                  2
                                                             -------                                     -------                 --
Total system ............................................    412,054                   86                587,038                 56
Off system ..............................................     68,267                   14                467,275                 44
                                                             -------                   --                -------                 --
 Total ..................................................   $480,321                  100%             1,054,313                100%
                                                            ========                  ===              =========                ===


   See Results of Consolidated Operations - Utility Operations in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of gas and transportation sales. Also see

NJNG Operating Statistics in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues
- - ---------------------------

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are largely affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See Liquidity and Capital Resources - NJNG in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the effect of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows is affected by a weather-normalization clause in its tariff which became effective for two years on an experimental basis in October 1992. NJNG received approval from the New Jersey Board of Public Utilities (the BPU) in October 1994 to continue the clause on an interim basis pending a final BPU order. The weather-normalization clause provides for a revenue adjustment if the weather varies by more than one-half of 1% from the ten-year average. The accumulated adjustment from one heating season (i.e., October-April) will be billed or credited to customers in the subsequent heating season. See Note 7 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for additional information with regard to the weather-normalization clause.

Gas Supply

   The following table sets forth the volumes of natural gas purchased by NJNG for the fiscal years indicated and the average cost per therm for each fiscal year:

                                             Years Ended September 30,
                                             -------------------------
                                 1994       1993       1992       1991       1990
                               --------   --------   --------   --------   --------
                                               (Thousands of Therms)
Alberta Northeast               146,927    152,498     76,612       --         --
Boundary                         39,155     39,177     31,834     19,434     30,520
CNG                               7,368        633     37,432        147     27,600
Columbia                            159      6,346      9,938       --         --
Texas Eastern                      --       15,622    131,046    144,592    183,750
Carnegie                           --       91,160     60,256     30,270     26,640
National Fuel                      --        1,352      3,191      8,376      8,370
Algonquin                          --        2,528      2,999      7,525      7,270
                               --------   --------   --------   --------   --------
Federally-regulated supplies    193,609    309,316    353,308    210,344    284,150
Unbundled supplies              652,795    456,142    293,540    310,226    244,380
                               --------   --------   --------   --------   --------
Total                           846,404    765,458    646,848    520,570    528,530
                               ========   ========   ========   ========   ========
Average cost/therm             $    .33   $    .36   $    .33   $    .35   $    .34
                               ========   ========   ========   ========   ========

A)  Firm Natural Gas Supplies & Capacity

   Due to the results of Federal Energy Regulatory Commission (FERC) Orders 636, 636A and 636B (collectively, Order 636), NJNG's portfolio of supplies and capacity has changed significantly. NJNG's pipeline suppliers have "unbundled" their sales service from their transportation service. All of NJNG's past "bundled" suppliers have made the decision to no longer provide a sales service, but will transport only. This has required NJNG to evaluate separately gas purchasing and transportation.

   A number of NJNG's purchase contracts which were federally regulated and executed before Order 636 became effective were separate from transportation contracts and therefore unaffected by Order 636. These significant suppliers and their respective contract expiration dates are as follows: Alberta Northeast Gas Limited (2007) and Boundary Gas, Inc. (2003). See Item 3 - Legal Proceedings Carnegie for a discussion of the early termination of a contract with Carnegie Natural Gas Company.

   In order to deliver the above supplies, NJNG maintains capacity with its traditional pipeline connections and has also added a number of new capacity agreements with additional pipelines through the Order 636 unbundling process. Significant capacity agreements and their respective contract termination dates that provide transportation from the supply area to our market area are as follows: Texas Eastern Transmission Corporation (1999), Texas Gas Transmission Corporation (2000), Tennessee Gas Pipeline (2003) and Iroquois Pipeline (2007). These four pipelines have a daily deliverability of 247,000 Dths, or an annual capacity of 90 Bcf.

   In addition to the above contracts, NJNG has storage and transportation contracts that provide additional daily deliverability of 219,000 Dths from storage fields in Pennsylvania to our market area. The significant storage agreements and their respective contract expiration dates are as follows: Texas Eastern Transmission Corporation (2000) and CNG Transmission Corporation (2000).

     The "Unbundled" category in the preceding table consists of gas purchased under monthly, short-term (up to six months) and long-term (over six months) contracts that are priced at market levels and have been delivered under separate agreements from pipeline bundled services. These supplies have been used to replace the more expensive "bundled" pipeline supplies and have reduced NJNG's average cost of gas. NJNG negotiates with a number of suppliers for these non-federally regulated gas supplies under a number of different contract terms and durations. In 1994, NJNG purchased gas from 27 suppliers under contracts ranging from one month to seventeen years. NJNG believes that its supply available under long-term contracts is adequate to meet its expected firm load over the next several years.

B) Transportation

   NJNG's ability to further diversify its firm suppliers and purchase additional supplies will be dependent upon the availability of transportation on the interstate pipeline system and the FERC regulations that govern interstate transportation. Presently, NJNG connects with all five interstate pipelines serving New Jersey. See Regulation and Rates - Federal below for a discussion of FERC Order 636.

C)  Peaking Supply

   To meet its increased winter peak day demand, NJNG purchases storage services from various suppliers and maintains two liquefied natural gas (LNG) facilities. See Item 2-Properties-NJNG for additional information regarding the storage facilities. NJNG presently has LNG storage deliverability of 165,000 Dths per day which represents approximately 26% of its peak day sendout.

D)  Summary

   NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as its ability to acquire supplies directly from new sources. Factors beyond the control of NJNG and its suppliers may affect its ability to obtain such supplies. These factors include other parties having control over the drilling of new wells, competition for the acquisition of gas, regulatory policies (e.g., FERC Orders 436, 451, 500, 636, 636A and 636B), priority allocations, price limitations imposed by federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States.

Regulation and Rates
- - --------------------

A)  State

   NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, sufficiency of gas supply and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted four increases in its base tariff rates, and three increases and one decrease in its Levelized Gas Adjustment clause (LGA). Through its LGA, which is reviewed annually, NJNG recovers purchased gas costs that are in excess of the level included in its base rates. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

The following table sets forth information with respect to these rate changes:


                                                          Annualized               Annualized
                                                              Amount                   Amount
                                                          Per Filing                  Granted
 Date of Filing                          Type               (000's)                    (000's)                     Effective Date
 --------------                          ----               -------                    -------                     --------------
 April 1993                              Base Rates       $26,900                    $  7,500                      January 1994
 August 1991                             Base Rates        15,772                       2,200                      June 1992
 August 1990                             Base Rates        14,787                       8,300                      February 1991
 March 1989                              Base Rates        26,233                      17,271                      March 1990

 July 1994                               LGA                8,800                           0                      December 1994
 July 1993                               LGA                4,800                       4,800                      December 1993
 July 1992                               LGA              (15,814)                    (17,400)(A)                  January 1993
 July 1991                               LGA               33,407                      17,100                      November 1991
 August 1990                             LGA                    0                           0                      October 1990
 July 1989                               LGA                5,471                       4,306                      January 1990


(A) Comprised of a $12 million billing credit and a $5.4 million reduction in annual LGA revenues.

   See Note 7 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for additional information regarding NJNG's rate proceedings.

   On September 25, 1991, the BPU adopted a conservation incentive rule which provides utilities with the opportunity to recover conservation program costs and lost revenues, and to earn a return on investments in energy efficiency programs based upon a sharing of savings between utilities and customers. NJNG filed its "Demand Side Management Resource Plan" addressing these issues with the BPU in February 1992. NJNG expects a decision in this proceeding during fiscal year 1995.

     In November 1992, NJNG filed a petition with the BPU for approval of a Gas Service Agreement (GSA) executed between NJNG and Freehold Cogeneration Associates L.P. (Freehold) in September 1992. The gas service agreement would provide for NJNG to supply Freehold with between 21,800 and 26,000 Dths of natural gas per day over a twenty-year period. In February 1994, the BPU approved the gas service agreement conditioned by a side letter agreement in which Freehold and NJNG agree to negotiate in good faith to amend the pricing terms of the GSA to conform it to changes, if any, in the power purchase agreement between Freehold and Jersey Central Power and Light Company (JCP&L) if it is renegotiated. In November 1993, the BPU ruled that Freehold and JCP&L should attempt to reach a settlement on the power purchase agreement within 30 days of receipt of a written order. As negotiations were unsuccessful, the power purchase agreement is presently subject to evidentiary hearings before the BPU.

   On December 14, 1994, the BPU approved a Stipulation Agreement relating to the 1994 Remediation Rider (RA) and LGA. The approval of the RA Stipulation allows recovery over seven years of $2.7 million of gas remediation costs incurred through June 1994.

   The LGA Stipulation includes recovery over a two-year period of all transition costs incurred through September 1995 associated with interstate natural gas pipelines complying with Order 636 and continuation of NJNG's current margin sharing formulae associated with its non-firm sales until the effective date of the BPU Order in NJNG's 1995-96 LGA. The LGA Stipulation also includes approval of a Financial Risk Management (FRM) Pilot Program to provide price stability to NJNG's system supply portfolio. All of the costs and results of the FRM program are to be recovered through the LGA.

   As a result of the approval of the RA and LGA Stipulation, NJNG's rates will not change. The reduction in the rate approved compared with the increase requested was due primarily to a decline in the projected cost of gas.

B)  Federal

   Since the mid-1980's, the FERC has issued a series of orders, regulations and policy statements (e.g., FERC Orders 380, 436, 451, 500, and 528) intended to transform the natural gas industry from a highly regulated industry to a more lightly regulated, market-oriented industry. The culmination of the FERC's deregulatory effort was the issuance of Order 636 which established new rules mandating the unbundling of interstate pipeline sales for resale and transportation services. The FERC instituted proceedings through which NJNG's interstate pipeline suppliers have restructured their services in response to Order 636.

   The transition to a more market-oriented interstate pipeline market may offer long-term benefits. Order 636 should provide NJNG with increased opportunities to purchase and manage its own, specifically tailored gas supply portfolio and to resell its interstate pipeline capacity to other potential customers during off-peak periods. However, these benefits may be offset by increases in interstate pipeline demand charges required by Order 636, in addition to the flow-through of transition costs that pipeline companies will incur as a result of the restructuring of their existing gas purchase and sales arrangements. In the individual pipeline restructuring proceedings, NJNG has challenged those aspects of Order 636 which would impose additional costs upon NJNG's customers without providing reciprocal benefits. NJNG cannot at this time predict the ultimate outcome of these pending proceedings. However, since NJNG generally supports the market-oriented direction in which the FERC has taken the natural gas industry, NJNG intends to withdraw its court challenges to Order 636 in the near future.

   NJNG continuously reviews its gas supply portfolio requirements in the post-Order 636 environment. Because of its interconnections with multiple interstate pipelines, NJNG believes that the Order 636 proceedings will not have a material impact on its ability to obtain adequate gas supplies at market rates. However, no assurance can be given in this regard.

Environment
- - -----------

   The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters.

   NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which it acquired from predecessors, and which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG from a predecessor in 1952, and the eleventh site was acquired by a predecessor of NJNG in 1922. All of the gas manufacturing operations ceased at these sites at least since the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or its predecessors. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection and Energy (NJDEPE) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEPE covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. See Note 9 to the Consolidated Financial Statements - Commitments and Contingencies in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the regulatory treatment of gas remediation costs incurred and anticipated expenditures over the next five years.

   NJNG is named as a defendant in a civil action alleging environmental contamination at three sites owned or occupied by a contractor and the contractor's affiliated companies which removed tar emulsion from NJNG's former MGP sites to its three sites. See Item 3 - Legal Proceedings for additional information regarding these actions.

   Other than as discussed above, the Company does not presently anticipate any additional significant future expenditures for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

Franchises
- - ----------

   NJNG holds non-exclusive franchises granted by the 104 municipalities which it serves which gives it the right to lay, maintain and operate public utility property in order to provide natural gas service within these municipalities. Of these franchises, 47 are perpetual and the balance expire between 1999 and 2038.

Competition
- - -----------

   Although its franchises are non-exclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, natural gas enjoys an advantage over alternate fuels as the preferred choice of fuels in over 95% of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and while NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

     In October 1994, the BPU approved a stipulation agreement that provides NJNG's commercial and industrial customers an expanded menu of transportation and supplier choices. As a result of the BPU approval, NJNG's sales to its commercial and industrial customers will be subject to competition from other suppliers of natural gas; however, NJNG would continue to provide transportation service to these customers. Based on its rate design, NJNG's profits would not be affected by a customer's decision to utilize a sales and transportation or transportation only service.

PARADIGM POWER, INC.

   Paradigm Power, Inc. (PPI) was formed in April 1992 to pursue investment opportunities in natural gas-fueled cogeneration and independent power production projects. As of September 30, 1994, PPI had no project investments. See Results of Consolidated Operations - PPI in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of PPI's financial results.

NJR ENERGY CORPORATION

     NJR Energy and its subsidiaries: NJNR, Pipeline, Storage, Compressor and NJRE Operating, are involved in oil and natural gas development, production, transportation, storage and other energy-related ventures.

   In April 1994, the Company announced plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned. Potential investment opportunities may include gas gathering, storage and marketing as well as other investments designed to capitalize on the post-Order 636 environment. In connection with this strategic shift, the Company changed the method by which it accounts for its oil and gas operations to the successful efforts method from the full cost method. See Note 1 to the Consolidated Financial Statements - Oil and Natural Gas Properties in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of this change in accounting method.

   NJR Energy and NJNR are working-interest participants in oil and natural gas production ventures located in Texas, Oklahoma, Kansas, Utah, Arkansas, Louisiana and the Appalachian Basin.

   See Results of Consolidated Operations - NJR Energy in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of NJR Energy's financial results.

   NJR Energy's proved reserves since 1990 are as follows:

                     1994     1993       1992         1991         1990
                     ----     ----       ----         ----         ----
 Natural gas (Bcf)   21.6     41.4       38.3         44.3         41.6
 Oil (Mbbls)        1,767    2,393      1,989        1,965        2,019

     NJNR owns a natural gas gathering system and is a participant in a pipeline joint venture in Utah.

   Pipeline is a 2.8% equity participant in the Iroquois Gas Transmission System, L.P. (Iroquois) pipeline project, a 375-mile natural gas pipeline from the Canadian border to Long Island. Initial deliveries commenced in December 1991. See Item 3-Legal Proceedings for additional information regarding the Iroquois pipeline.

     Storage, which was formed in December 1994, is a 5.66% equity participant in the Market Hub Partners, L.P. which it is intended will develop, own and operate a system of five natural gas market centers with high deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. The facility in Texas began operations in 1990. The other facilities are expected to be completed over the next four years.

   Compressor was formed in 1990 to provide compressor and dehydration services to producing gas properties in the Arkoma Basin. In April 1994, Compressor sold its fleet of 41 compressors and used the $2 million in proceeds from the earnings-neutral sale to pay down a portion of the Company's bank loans. As part of the transaction, Compressor agreed to lease certain compressors over a fixed period of time.

   NJRE Operating was formed in 1993 to facilitate the assumption of operations of certain oil and gas properties.

COMMERCIAL REALTY & RESOURCES CORP.

   CR&R develops and owns commercial office and mixed-use commercial/industrial real estate projects primarily in Monmouth and Atlantic Counties, New Jersey. As of September 30, 1994, CR&R had completed 17 buildings totaling 914,200 square feet.

   This inventory of space, which at September 30, 1994 was 97% occupied, is expected to provide a stable source of current cash flow, since the space is supported by leases having a remaining average life of over six years. CR&R also has 225 acres of land that is fully improved and master planned for future development. See Item 2-Properties-CR&R for additional information regarding CR&R's projects.

   Leases accounting for approximately 10% of CR&R's total portfolio of occupied space will expire in fiscal 1995. Management expects that a majority of these leases will be relet to the existing tenants at their existing rental rates.

   CR&R's development program has concentrated on a high percentage of build-to-suit projects which has put it in a relatively strong position with regard to both occupancy rate and remaining lease terms. This concentration on meeting the expressed preferences of tenants has lessened the impact on CR&R of the downturn in the Northeast commercial real estate market, which has been characterized by speculative development and relatively high vacancy rates. See Results of Consolidated Operations - CR&R in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of CR&R's 1994 financial results.

     Consistent with a strategic re-evaluation performed by the Company in 1992, CR&R's capital spending will continue to be limited to the fit-up of existing tenant space and the development of existing acreage. CR&R believes that its high occupancy rate and stable base of current cash flow will enable it to meet its debt service requirements as it manages its existing properties and considers various alternatives for its real estate assets.

                               EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 864 and 836 employees at September 30, 1994 and 1993, respectively. NJNG had 500 and 485 union employees at September 30, 1994 and 1993, respectively. NJNG has a collective bargaining agreement with the union that is effective through December 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
Office(1)                        Name                  Age         an Officer
- - --------                         ----                  ---         -------------

Chairman, President and
 Chief Executive Officer        Oliver G. Richard III   42           5/91

Executive Vice President,
 Law and Corporate Development  Peter M. Schwolsky      48           9/91

Senior Vice President and
 Chief Financial Officer        Laurence M. Downes      37           1/86

Senior Vice President and
 Corporate Secretary            Oleta J. Harden         45           6/84

Vice President, Controller
 and Chief Accounting Officer   Glenn C. Lockwood       33           1/90


(1)  All terms of office are one year.

   There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                             Oliver G. Richard III
                Chairman, President and Chief Executive Officer

   Mr. Richard was elected President and Chief Executive Officer and Director of the Company in May 1991 and in January 1992 was elected Chairman of the Board of Directors. Previously, he was President and Chief Executive Officer of Northern Natural Gas Company, a subsidiary of Enron Corp., since 1988. Prior thereto, beginning in 1987, Mr. Richard served a variety of executive positions at both Northern Natural and Enron. He served as Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Inc., from 1985 through 1987. From 1982 to 1985, Mr. Richard was a Commissioner of the Federal Energy Regulatory Commission.

                               Peter M. Schwolsky
            Executive Vice President, Law and Corporate Development

   Mr. Schwolsky was elected Executive Vice President, Law and Corporate Development in September 1991. Prior thereto, he served as a partner in the law firm of Steptoe & Johnson, Washington, D.C. since 1990 and was Of Counsel to the firm since 1986.


                               Laurence M. Downes
               Senior Vice President and Chief Financial Officer

   Mr. Downes has held his present position since January 1990. He joined the Company in March 1985 and served as Treasurer and Assistant Secretary from January 1986 through January 1988. From January 1988 through January 1990, he served as Vice President, Treasurer and Assistant Secretary.


                                Oleta J. Harden
                 Senior Vice President and Corporate Secretary

   Mrs. Harden has held her present position since January 1987. From January 1986 to January 1987, she served as Vice President, Secretary and Assistant Treasurer and prior to that time, she served as Assistant Secretary from June 1984.


                               Glenn C. Lockwood
            Vice President, Controller and Chief Accounting Officer

   Mr. Lockwood has held his present position since January 1994. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer. He joined the Company in May 1988 as Controller. From January 1983 through May 1988, he held several positions with the international public accounting firm, Deloitte & Touche LLP.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

   NJNG owns 10,110 miles of distribution main and services, 325 miles of transmission main and approximately 356,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

   In addition to mains and services, NJNG owns and operates two LNG storage plants located in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an estimated effective capacity of 19,200 and 150,000 Dths per day, respectively. These facilities are used for peaking supply and emergencies.

   NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and appliance service operations and administrative offices. NJNG leases its headquarters facilities in Wall Township, customer service offices located in Asbury Park and Wall Township, Monmouth County and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing and other functions.

   NJNG also owns a storage facility in Long Branch, Monmouth County.

   Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-three supplemental indentures, as security for NJNG's bonded debt, which totaled approximately $184 million at September 30, 1994. In addition, under the terms of its Indenture, NJNG could have issued approximately $154 million of additional first mortgage bonds as of September 30, 1994. In October 1994, NJNG issued $25 million of its Medium-Term Notes, consisting of its 8.25% Series Z First Mortgage Bonds due 2004 under its Indenture, as amended by the twenty-fourth supplemental indenture.

   NJNG completed construction of the Monmouth-Ocean Transmission (MOT) line in 1993. The MOT line is providing service to a cogeneration plant in Lakewood Township, Ocean County and is helping NJNG meet the future energy needs associated with the expected customer growth in Monmouth and Ocean counties. NJNG has entered into an agreement to provide the cogeneration project with at least 50,000 Dths per day of pipeline capacity on the MOT line, subject to NJNG's right to utilize this capacity for up to 30 days per year to help meet its peak-day requirements.

NJR Energy

   NJR Energy, as a working-interest participant, has interests in oil and gas leases in Louisiana, New York, West Virginia and Texas. Additionally, NJNR has working interests in oil and gas leases in Texas, Oklahoma, Kansas, Arkansas, Utah and Pennsylvania, and is a participant in a 21-mile natural gas transportation pipeline joint venture, located in Cambria County and Indiana County, Pennsylvania. NJNR also owns a natural gas gathering system and is a participant in a 16-mile natural gas pipeline joint venture located in Utah.

   Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project.

     Storage, which was formed in December 1994, has a 5.66% equity interest in Market Hub Partners, L.P. which it is intended will develop, own and operate a system of five natural gas market centers with high deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania.

CR&R (All properties are in New Jersey)

     CR&R currently owns and operates 17 buildings consisting of 914,200 square feet of commercial office and mixed-use commercial/industrial space, of which 886,000 square feet, or 97%, are occupied. CR&R and affiliated companies, including NJNG, occupy approximately 149,800 square feet in four of these buildings. These properties are located in Monmouth and Atlantic Counties in various business parks. These business parks include the Monmouth Shores Corporate Office Park (MSCOP), Monmouth Shores Corporate Park (MSCP), Jumping Brook Corporate Office Park (JBCOP), Central Monmouth Business Park (CMBP) and Expressway Corporate Center (ECC). See Item 3f.--Legal Proceedings--Real Estate Properties for a discussion of regulatory matters concerning MSCP. A summary of these business parks with pertinent data is as follows:

                                     MSCOP        MSCP          JBCOP         CMBP        ECC             Other
                                     -----        ----          -----         ----        ---             -----


 Completed buildings ...........        1            9             1            3           2               1
 Buildings under construction ..        -            -             -            -           -               -

 Acres developed to date .......       22           91            20            9          10               4
 Acres undeveloped .............       33           74            26            -          52              40

 Sq. ft. developed to date .....  160,400      417,500       181,100       69,000      82,200           4,000
 Sq. ft. undeveloped ...........  235,000      645,600       300,000            -     495,000         366,400


Major tenants include:

MSCOP           NJNG, NatWest Home Mortgage and Prudential Insurance

MSCP Waterford/Wedgwood, American Press, CoreStates Bank, Gertler & Hanna and AT&T Information Systems

JBCOP           USLIFE

CMBP            State Farm Insurance, Motorola and NJNG.

ECC             Social Security Administration and Computer Science Corporation

Capital Expenditure Program

   See Liquidity and Capital Resources in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the Company's anticipated 1995 and 1996 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a.  Aberdeen
- - ------------

   Since June 1993, a total of six complaints have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek unspecified compensatory and punitive damages from NJNG and its contractor.

   In May 1994, the New Jersey Superior Court ordered that all causes of action relating to the Aberdeen Township explosion be consolidated for purposes of discovery.

     NJNG's liability insurance carriers are participating in the defense of these matters. NJNG is unable to predict the extent to which other claims will be asserted against, or liability imposed on, NJNG. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

b.  Carnegie
- - ------------

   In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenges NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process are also asserted and unspecified damages and punitive damages are also sought. In April 1993, Carnegie filed a motion for summary judgment on the contract termination claim. In May 1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. On January 21, 1994 a federal magistrate issued a recommended decision denying Carnegie's motion for summary judgment. In addition, the magistrate granted NJNG's motion for summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of process claims. Both parties filed objections to various aspects of the magistrate's recommended decision, which were denied by order of a federal district court judge on March 18, 1994. On July 14, 1994, Carnegie served a motion for a preliminary injunction requiring NJNG to continue making payments pursuant to the contract during the pendency of the litigation. On September 29, 1994, the magistrate issued a recommended decision denying Carnegie's motion for a preliminary injunction, stating that Carnegie had not met its burden of establishing a likelihood of success on the merits of the lawsuit and of establishing that it would suffer irreparable harm by NJNG's failure to make payments. Carnegie filed an objection to the magistrate's recommended decision, which was denied by order of a federal district court judge on November 3, 1994. Pretrial discovery has been completed. The parties are now awaiting the scheduling of a trial date by the court. NJNG is unable to predict the outcome of this matter. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

c. South Brunswick Asphalt, L.P.

     NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEPE to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEPE issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. NJNG continues to explore various disposal methods for the tar emulsion/sand and gravel mixture.

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

d.  Bridgeport Rental and Oil Service
- - -------------------------------------

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

   Iroquois has been informed by the U.S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that an investigation is underway to determine whether or not Iroquois committed civil violations of the Federal Clean Water Act and/or its Corps of Engineers permit during construction of the pipeline. No proceedings in connection with this civil investigation have been commenced by the federal government against Iroquois.

   In addition, in conjunction with the Environmental Protection Agency, a criminal investigation has been initiated by the U.S. Attorney's Office for the Northern District of New York. To date, no criminal charges have been filed.

   In December 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission Office of the General Counsel (Enforcement) that Enforcement has commenced a preliminary, non-public investigation concerning matters related to Iroquois' construction of certain of its pipeline facilities. Enforcement has requested information regarding certain aspects of the pipeline construction. In addition, in December 1993, Iroquois received a similar communication from the Army Corps of Engineers requesting information regarding permit compliance in connection with certain aspects of the pipeline construction. Iroquois is providing information to these agencies in response to their requests.

   Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner and that its environmental program complied with or exceeded applicable standards for the industry. However, Iroquois deems it probable that the U.S. Attorney will seek indictments and in them substantial fines and other sanctions. The foregoing proceedings and investigations have not affected the pipeline's operations.

   Iroquois and its counsel expect to meet with those conducting the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore a range of possible resolutions acceptable to all parties. No understandings or agreements have been reached that have led Iroquois to make provision in its financial statements for any dollar liability associated with these proceedings.

   Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of September 30, 1994 was $5.6 million.

f. Real Estate Properties
- - -------------------------

     CR&R is the owner of Monmouth Shores Corporate Park (MSCP), located in Monmouth County, New Jersey. The land comprising MSCP was exempt from the provisions of the Freshwater Wetlands Protection Act (the Act) until assumption of the Federal 404 freshwater wetlands program by the New Jersey Department of Environmental Protection and Energy (NJDEPE) on March 2, 1994. MSCP is now regulated by the provisions of the Act. The Act restricts building in areas defined as "freshwater wetlands" and their transition areas. CR&R has hired an environmental engineer to delineate the wetlands and transition areas of MSCP in accordance with the provision of the Act.

   Based upon the environmental engineer's delineation of the wetland and transition areas, CR&R has filed for and received a Letter of Interpretation
(LOI) from NJDEPE on one parcel of land. CR&R has also filed for a LOI with NJDEPE regarding a second parcel and will file additional LOI's with NJDEPE as the remaining parcels of land are selected for development.

     Based upon the environmental engineer's delineation, it is anticipated that the developable yield of MSCP will be reduced by approximately 7% compared with the original master plan. The actual yield achieved will be dictated by market and other conditions. Based upon the revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 1994.

g. Bessie-8
- - ------------

   NJNR and others (the Joint Venture, et al.) were named in a complaint filed by the People's Natural Gas Company (People's) before the Pennsylvania Public Utility Commission (PaPUC). People's sought a determination that the Joint Venture, et al. were a public utility subject to the jurisdiction of the PaPUC and an order prohibiting natural gas service until proper PaPUC authorization was obtained.

   In April 1988, an Administrative Law Judge (ALJ) issued an initial decision denying and dismissing People's complaint, "because the demonstrated activities of the Bessie-8 joint venture are not within the jurisdiction of the PaPUC to regulate". An initial decision is subject to adoption, modification or rejection by the full PaPUC. In April 1989, alternative motions to adopt the ALJ's initial decision or to subject the Joint Venture, et al. to the jurisdiction of the PaPUC failed due to 2-2 tie votes. In October 1992, the PaPUC, on its own initiative and without notice to any of the parties, determined in a 3-0 vote that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code and granted People's exceptions to the ALJ's April 1988 initial decision. This determination would require the Joint Venture, et al. to apply to the PaPUC for a certificate of public convenience within 30 days of the entry of the Final Order, or to cease and desist from providing service on the pipeline. In December 1992, the PaPUC issued a Final Order and extended the deadline to file for a certificate of public convenience within 60 days. In February 1993, the Joint Venture, et al. filed a motion with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the effectiveness of the Final Order be stayed pending court appeals. In February 1993, this motion was granted.

   In October 1992, the Joint Venture, et al. filed a Petition for Review in the nature of a declaratory judgment action in the Commonwealth Court seeking among other things, a declaratory order that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Oral argument was held in March 1993. In January 1993, the Joint Venture, et al. filed a second Petition for Review with the Commonwealth Court challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a certificate of public convenience and necessity, pending the outcome of the March 1993 oral argument. On July 2, 1993, the Commonwealth Court issued an order denying People's motion to lift the stay pending appeal. On December 16, 1993, the Commonwealth Court granted the Joint Venture, et al. a declaratory judgment that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Peoples and the PaPuc have appealed this decision to the Pennsylvania Supreme Court. The parties have submitted briefs to the Pennsylvania Supreme Court, and the matter now awaits oral argument and final disposition by the court.

   In September 1993, Peoples instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture, et al. by filing a Praecipe for Writ of Summons. The Praecipe for Writ of Summons cannot and does not contain any description of the claim being asserted by Peoples. It merely tolls the statute of limitations and preserves any claim Peoples may have against the defendants until resolution of the actions discussed above. This action may concern a claim by Peoples for losses allegedly sustained as a result of the Bessie-8 joint venture activities. However, there has been no activity in this action and the nature of the action has not yet been determined. NJNR is unable to predict the outcome of these matters. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

   In January 1994, the owners of the plant previously served by the Bessie-8 pipeline entered into a three-year natural gas contract with another supplier. In March 1994, NJNR concluded that, based on meetings with its partners to discuss various alternatives for the pipeline, the recovery of NJNR's net investment of $1 million was doubtful. Accordingly, as disclosed on Form 8-K filed by the Company on April 27, 1994, the results for the year ended September 30, 1994 include a pre-tax charge to earnings of $1 million, or $.04 per share.



h. Various
- - ----------

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

     Information for Items 5 through 8 of this report appears in the Company's 1994 Annual Report, filed as Exhibit 13-1 hereto, as indicated on the following table and is incorporated herein by reference, as follows:

                                                                  Annual Report
                                                                      Page
Item 5.       Market for the Registrant's Common                      ----
              Stock and Related Stockholder Matters

              Market - Exchange                                        42
                     - Closing Prices & Dividends                      23
              Dividend Restrictions                                    35
              Holders of Common Stock                                  22

Item 6.       Selected Financial Data                                  22

Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations         24-28

Item 8        Financial Statements and Supplementary Data              29-40

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Item 13.      Certain Relationships and Related Transactions

   Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held March 8, 1995, which is expected to be filed with the SEC pursuant to Regulation 14A not later than January 27, 1995.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K


      (a)(1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1994 Annual Report, are incorporated by reference in Item 8 above:

                Consolidated Balance Sheets as of September 30, 1994 and 1993

                Consolidated Statements of Income for the Years Ended
                    September 30, 1994, 1993 and 1992

                Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 1994, 1993 and 1992

                Consolidated Statements of Capitalization as of September 30,
                    1994 and 1993

                Consolidated Statements of Common Stock Equity for the Years
                    Ended September 30, 1994, 1993 and 1992

                Notes to Consolidated Financial Statements

                Independent Auditors' Report


           (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 24.

           (3)  Exhibits - See Exhibit Index on page 33.


      (b) The Company did not file a Form 8-K during the quarter ended September 30, 1994.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                           Page
                                                                           ----
           Schedule V - Property, plant and equipment for each of the
           three years in the period ended September 30, 1994              25-27


           Schedule VI - Accumulated depreciation and amortization
           for each of the three years in the period ended
           September 30, 1994                                              28


           Schedule VIII - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 1994                                        29


           Schedule X - Supplementary income statement information for each of the three years in the period ended September 30, 1994  30







   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule V


                        NEW JERSEY RESOURCES CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED SEPTEMBER 30, 1994

- - -------------------------------------------------------------------------------------------------------------------
                                      BALANCE                                                            BALANCE
                                        AT              ADDITIONS                                         AT END
                                    BEGINNING              AT              RETIRE-       OTHER             OF
CLASSIFICATION                       OF YEAR              COST             MENTS       CHANGES            YEAR
- - --------------                      ---------          ---------         -------       -------           -------
($000)

Utility Plant In Service
      Intangible ................   $      22                                                           $     22
      Manufactured Gas ..........         216          $     57                                              273
      Local Storage .............      24,989                (4)          $    5                          24,980
      Transmission ..............      63,225            24,216                                           87,441
      Distribution ..............     486,238            41,693            1,356                         526,575
      General ...................      27,863             2,727              563                          30,027
                                     --------           -------           ------       ------           --------
                                      602,553            68,689            1,924                         669,318

Work in Progress ................      31,045           (14,183)   (B)                 $1,822  (C)        18,684
Property Under Capital
      Leases ....................       3,982                                            (227) (D)         3,755
                                     --------           -------           ------        -----           --------
        Total ...................     637,580            54,506            1,924        1,595            691,757

Real Estate Properties ..........     102,369             2,619            1,188          509  (F)       104,309


Oil and Gas Properties ..........      64,576             1,517            2,851          (29) (E)        63,224
                                     --------           -------           ------       ------           --------
                                     $804,525           $58,642           $5,963       $2,086           $859,290
                                     ========           =======           ======       ======           ========



Notes:    (A) Miscellaneous adjustment.
          (B) Net of transfers to Utility Plant in Service.
          (C) Net change in Other Work in Progress.
          (D) Net change in Property Under Capital Leases.
          (E) Exploratory dry holes.
          (F) Intercompany transfer of leasehold improvements.

                                                                     Schedule V



                        NEW JERSEY RESOURCES CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED SEPTEMBER 30, 1993

- - -------------------------------------------------------------------------------------------------------------------
                                      BALANCE                                                           BALANCE
                                        AT              ADDITIONS                                        AT END
                                    BEGINNING              AT             RETIRE-       OTHER              OF
CLASSIFICATION                       OF YEAR              COST             MENTS       CHANGES            YEAR
- - --------------                      ---------          ---------         -------       -------           -------
($000)

Utility Plant In Service
      Intangible ................   $      22                                                           $      22
      Manufactured Gas ..........       1,041                             $  825                              216
      Local Storage .............      24,963            $    26                                           24,989

      Transmission ..............      62,916                406              97                           63,225
      Distribution ..............     452,311             35,621           1,555       $ (139) (A)        486,238
      General ...................      23,062              5,638             976          139  (A)         27,863
                                     --------            -------          ------       ------            --------
                                      564,315             41,691           3,453            0             602,553


Work in Progress ................      20,586             11,729   (B)                 (1,270) (C)         31,045
Property Under Capital
      Leases ....................       4,007                                             (25) (D)          3,982
                                     --------            -------          ------       ------            --------
        Total ...................     588,908             53,420           3,453       (1,295)            637,580

Real Estate Properties ..........      99,522              2,869                          (22) (A)        102,369


Oil and Gas Properties ..........      57,398              9,216                       (2,017) (E)         64,576
                                     --------            -------          ------      -------            --------
                                     $745,828            $65,505          $3,453      ($3,355)           $804,525
                                     ========            =======          ======      =======            ========


Notes:  (A) Miscellaneous adjustment.
        (B) Net of transfers to Utility Plant in Service.
        (C) Net change in Other Work in Progress.
        (D) Net change in Property Under Capital Leases.
        (E) Exploratory dry holes.

                                                                     Schedule V




                        NEW JERSEY RESOURCES CORPORATION

                         PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED SEPTEMBER 30, 1992

- - -------------------------------------------------------------------------------------------------------------------
                                      BALANCE                                                          BALANCE
                                        AT              ADDITIONS                                       AT END
                                    BEGINNING              AT              RETIRE-       OTHER             OF
CLASSIFICATION                       OF YEAR              COST             MENTS       CHANGES            YEAR
- - --------------                      ---------          ---------         -------       -------           -------
($000)
Utility Plant In Service
      Intangible ................   $      22                                                           $      22
      Manufactured Gas ..........       1,042                              $     1                          1,041

      Local Storage .............      23,231           $  1,740                 8                         24,963
      Transmission ..............      58,232              4,687                 3                         62,916
      Distribution ..............     423,701             29,962             1,035      $  (317)(A)       452,311
      General ...................      19,851              3,190               296          317 (A)        23,062
                                     --------            -------            ------      -------          --------
                                      526,079             39,579             1,343            0           564,315


Work in Progress ................      21,939             (1,715)  (B)                      362 (C)        20,586
Property Under Capital
      Leases ....................       4,501                                              (494)(D)         4,007
                                     --------            -------            ------      -------          --------
        Total ...................     552,519             37,864             1,343         (132)          588,908

Real Estate Properties ..........      96,832              4,397             1,707                         99,522

                                                                                             (4)(A)
                                                                                         (2,184)(E)
Oil and Gas Properties ..........      53,423              5,333                            830 (F)        57,398
                                     --------            -------            ------      -------          --------
                                     $702,774            $47,594            $3,050      $(1,490)         $745,828
                                     ========            =======            ======      =======          ========



Notes:  (A) Miscellaneous adjustment.
        (B) Net of transfers to Utility Plant in Service.
        (C) Net change in Other Work in Progress.
        (D) Net change in Property Under Capital Leases.
        (E) Exploratory dry holes.
        (F) Note receivable converted to Oil and Gas Properties.

                                                                   Schedule VI



                        NEW JERSEY RESOURCES CORPORATION
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                  YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992

- - -------------------------------------------------------------------------------------------------------------------
                                      BALANCE          ADDITIONS                                        BALANCE
                                        AT              CHARGED                                          AT END
                                    BEGINNING              TO             RETIRE-       OTHER              OF
CLASSIFICATION                       OF YEAR            EXPENSE            MENTS       CHANGES            YEAR
- - --------------                      ---------          ---------         -------       -------           -------
($000)

1994
  Utility Plant .................    $152,150            $19,270          $1,924      $(4,875) (A)     $164,621
  Property Under
       Capital Leases ...........       3,468                                             210  (B)        3,678
  Real Estate Properties ........      10,660              1,941                            1  (C)       12,602
  Oil and Gas Properties ........      32,597              6,234             819                         38,012
  Other .........................           -                150                         (150) (D)            -
                                     --------            -------          ------      -------          --------
     Total ......................    $198,875            $27,595          $2,743      $(4,814)         $218,913
                                     ========            =======          ======      =======          ========

1993
  Utility Plant .................    $138,288             $19,070         $3,456      $(1,752) (A)     $152,150
  Property Under
       Capital Leases ...........       3,076                                             392  (B)        3,468
  Real Estate Properties ........       8,758               1,924                         (22) (C)       10,660
  Oil and Gas Properties ........      28,478               4,202                         (83) (C)       32,597
  Other .........................           -                 209                        (209) (D)            -
                                     --------             -------         ------      -------          --------
      Total .....................    $178,600             $25,405         $3,456      $(1,674)         $198,875
                                     ========             =======         ======      =======          ========

1992
  Utility Plant .................    $123,945             $17,602         $1,343      $(1,916) (A)      $138,288
  Property Under
       Capital Leases ...........       3,102                                             (26) (B)         3,076
  Real Estate Properties ........       7,577               1,834            653                           8,758
  Oil and Gas Properties ........      24,241               4,272                         (35) (C)        28,478

  Other .........................           -                 210                        (210) (D)             -
                                     --------             -------         ------      -------           --------
       Total ....................    $158,865             $23,918         $1,996      $(2,187)          $178,600
                                     ========             =======         ======      =======           ========

Notes:    (A)     Represents cost of removal, less salvage.
          (B)     Net amortization of leased assets reflected in other operating expenses.
          (C)     Miscellaneous adjustments.
          (D)     Reclassification.

                                                             Schedule VIII


                        NEW JERSEY RESOURCES CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992

                                  BALANCE          ADDITIONS                          BALANCE
                                    AT              CHARGED                            AT END
                                 BEGINNING            TO                                 OF
CLASSIFICATION                    OF YEAR           EXPENSE            DEDUCTIONS       YEAR
- - --------------                   ---------        -----------         ------------   ----------
($000)

1994:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts ..............  $684              $1,762              $1,789 (1)     $657
                                   ====              ======              =========      ====
 Materials and Supplies .........  $ 48              $1,181              $1,078 (2)     $151
                                   ====              ======              =========      ====

1993:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts ..............  $598              $1,397              $1,311 (1)     $684
                                   ====              ======              =========      ====
 Materials and Supplies .........  $ 48              $   -               $   -          $ 48
                                   ====              ======              =========      ====

1992:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts ..............  $385              $2,233              $2,020 (1)     $385
                                   ====              ======              =========      ====
 Materials and Supplies .........  $295              $  332              $  579 (2)     $ 48
                                   ====              ======              =========      ====




Notes:  (1)  Uncollectible accounts written off, less recoveries.
        (2)  Obsolete inventory written off, less salvage.

                                                                      Schedule X

                        NEW JERSEY RESOURCES CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992



                                                                                CHARGED TO EXPENSES
           ITEM                                                              1994         1993          1992
- - ---------------------------------                                          --------    ---------     ----------
($000)
Maintenance ...........................................................    $ 8,293      $ 6,438        $ 7,253
                                                                           =======      =======        =======
Taxes, other than income taxes
     New Jersey gross receipts and franchise taxes ....................    $48,308      $47,911        $48,083
     Social Security and other payroll taxes ..........................      2,685        2,488          2,316
     Real estate and personal property taxes ..........................      1,763        1,635          1,503
     New Jersey sales and use tax......................................        646          488            483
     Other State taxes.................................................        355          197            227
                                                                           -------      -------        -------
       Total...........................................................    $53,757      $52,719        $52,612
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

                                               NEW JERSEY RESOURCES CORPORATION
                                               --------------------------------
                                                          (Registrant)

Date:  December 28, 1994                        By:/s/Laurence M. Downes
                                                   ---------------------
                                                      Laurence M. Downes
                                                      Senior Vice President and
                                                      Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates included:


Dec. 28, 1994 /s/Oliver G. Richard, III     Dec. 28, 1994 /s/Shirley A. Jackson
              ---------------------------                 ---------------------
               Oliver G. Richard, III                     Dr. Shirley A. Jackson
               Chairman, President and                    Director
               Chief Executive Officer
               and Director
                                            Dec. 28, 1994 /s/Dorothy K. Light
                                                          -------------------
                                                          Dorothy K. Light
Dec. 28, 1994 /s/Glenn C. Lockwood                        Director
              --------------------
               Glenn C. Lockwood
               Vice President, Controller
               and Chief Accounting Officer Dec. 28, 1994 /s/Donald E. O'Neill
                                                          --------------------
                                                          Donald E. O'Neill
                                                          Director
Dec. 28, 1994 /s/Roger E. Birk
              ----------------
               Roger E. Birk
               Director                     Dec. 28, 1994 /s/Richard S. Sambol
                                                          --------------------
                                                          Richard S. Sambol
                                                          Director
Dec. 28, 1994 /s/Bruce G. Coe
              ---------------
               Bruce G. Coe
               Director                     Dec. 28, 1994 /s/Charles G. Stalon
                                                          --------------------
                                                          Charles G. Stalon
                                                          Director
Dec. 28, 1994 /s/Joe B. Foster
              ----------------
               Joe B. Foster                Dec. 28, 1994 /s/Thomas B. Toohey
               Director                                   ------------------
                                                          Thomas B. Toohey
                                                          Director
Dec. 28, 1994 /s/Warren R. Haas
              -----------------
               Warren R. Haas               Dec. 28, 1994 /s/John J. Unkles, Jr.
               Director                                   ----------------------
                                                          John J. Unkles, Jr.
                                                          Director

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 1994 and 1993 and for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated October 31, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of New Jersey Resources Corporation, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 31, 1994

                                 -------------------------------------------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 33-48192 of New Jersey Resources Corporation on Forms S-8 and S-3, respectively, of our reports dated October 31, 1994, appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1994.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 28, 1994


                                                        EXHIBIT INDEX

                                                                                 Previous Filing
        Reg. S-K                                                                 ---------------
Exhibit Item 601                                                      Registration
No.     Reference                  Document  Description                Number                    Exhibit
- - ---     ---------    ---------------------------------------------    ------------                -------
3-1       3          Restated Certificate of Incorporation of the     The Company's                 3-1
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

4-2Q                 Seventeenth Supplemental Indenture,              Note (7)                      4-2Q
                     dated as of June 1, 1988

4-2R                 Eighteenth Supplemental Indenture,               33-30034                      4-2R
                     dated as of June 1, 1989

4-2S                 Nineteenth Supplemental Indenture,               Note (10)                     4-2S
                     dated as of March 1, 1991

4-2T                 Twentieth Supplemental Indenture,                Note (11)                     4-2T
                     dated as of December 1, 1992




                                                        EXHIBIT INDEX

                                                                                 Previous Filing
        Reg. S-K                                                      -----------------------------------
Exhibit Item 601                                                      Registration
No.     Reference                  Document  Description                Number                    Exhibit
- - ---     ---------    ---------------------------------------------    ------------                -------
4-2U                 Twenty-First Supplemental Indenture,             Note (12)                     4-2U
                     dated as of August 1, 1993

4-2V                 Twenty-Second Supplemental Indenture,            Note (12)                     4-2V
                     dated as of October 1, 1993

4-2W                 Twenty-Third Supplemental Indenture,
                     dated as of August 15, 1994

4-2X                 Twenty-Fourth Supplemental Indenture,
                     dated as of October 1, 1994

4-3                  Term Loan Agreement between New Jersey           Note (8)                      4-3
                     Resources Corporation and Union Bank of
                     Switzerland, dated January 31, 1987

4-4                  Revolving Credit Agreement between New           Note (8)                      4-4
                     Jersey Resources Corporation and Swiss
                     Bank Corporation, dated September 6, 1989

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

4-8                  Revolving Credit Agreement between New           Note (10)                     4-8
                     Jersey Resources Corporation and Union
                     Bank of Switzerland, dated December 31, 1990

4-9                  Credit Agreement between New Jersey              Note (10)                     4-9
                     Resources Corporation and J.P. Morgan
                     Delaware, dated August 1, 1991

4-10                 Revolving Credit Agreement between New           Note (10)                     4-10
                     Jersey Resources Corporation and Swiss
                     Bank Corporation, dated September 30, 1991




                                 EXHIBIT INDEX

                                                                                 Previous Filing
        Reg. S-K                                                      -----------------------------------
Exhibit Item 601                                                      Registration
No.     Reference                  Document  Description                Number                    Exhibit
- - ---     ---------    ---------------------------------------------    ------------                -------
10-1     10          Agreements between NJNG and Texas Eastern
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

10-1O                Dated October 13, 1989                             Note (8)                  10-10

10-2                 Agreements between NJNG and Algonquin Gas
                     Transmission Company:

10-2A                Dated September 8, 1967                            2-38344                   4(d)

10-2B                Dated September 8, 1967                            2-38344                   4(e)

10-2C                Dated June 20, 1986                                33-12437                  10-2C




                                 EXHIBIT INDEX
                                                                                 Previous Filing
        Reg. S-K                                                     ------------------------------------
Exhibit Item 601                                                      Registration
No.     Reference                  Document  Description                Number                    Exhibit
- - ---     ---------    ---------------------------------------------    ------------                -------
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

10-4A                Dated July 12, 1985                              Note (4)                  10-6A

10-4B                Dated January 30, 1984                           33-12437                  10-4L

10-5                 Agreements between NJNG and National Fuel        Note (3)                  10-7
                     Gas Supply Corporation, dated February 27,
                     1984

10-6                 Agreement between NJNG and Boundary Gas          Note (3)                  10-8
                     Inc., dated March 6, 1984

10-7                 Retirement Plan for Represented Employees,       2-73181                   10(f)
                     as amended October 1, 1984

10-8                 Retirement Plan for Non-Represented              2-73181                   10(g)
                     Employees, as amended October 1, 1985

10-9                 Supplemental Retirement Plans covering all       Note (5)                  10-9
                     Executive Officers as described in the
                     Registrant's definitive proxy statement
                     incorporated herein by reference

10-10                Agreement between NJNG and Carnegie              33-12437                  10-10
                     Natural Gas Company, dated June 18, 1986

10-11                Agreements between NJNG and Transcontinental
                     Gas Pipe Line Corporation:

                     Dated April 1, 1989                              Note (9)                  10-11

10-11A               Dated October 30, 1989                           Note (9)                  10-11A

10-12                Agreement between NJNG and Steuben Gas           Note (9)                  10-12
                     Storage Company, dated June 19, 1989

10-13                Agreements between NJNG and Alberta              Note (11)                 10-13
                     Northeast


                                 EXHIBIT INDEX
                                                                                 Previous Filing
        Reg. S-K                                                     ------------------------------------
Exhibit Item 601                                                      Registration
No.     Reference                  Document  Description                Number                    Exhibit
- - ---     ---------    ---------------------------------------------    ------------                -------
                     Gas Limited, dated February 7, 1991

10-14                Agreement between NJNG and Iroquois              Note (11)                 10-14
                     Gas Transmission System, L.P., dated
                     February 7, 1991

10-15                Agreement between NJNG and CNG Energy            The Company's             10-15
                     Company, dated November 23, 1988                 Quarterly Report
                                                                      on Form 10-Q for
                                                                      the quarter ended
                                                                      December 31, 1992

13-1         13      1994 Annual Report to Stockholders.
                     Such Exhibit includes only those portions
                     thereof which are expressly incorporated
                     by reference in this Form 10-K.

21-1         21      Subsidiaries of the Registrant

23-1         23      Consent of Independent Accountants               See page 32

27-1         27      Financial Data Schedule

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

