Form 10-Q
period 1994-12-31
NEW JERSEY RESOURCES CORP
filed 1995-02-14
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 1994   Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)




            New Jersey                                     22-2376465
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


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




The number of shares outstanding of $2.50 par value Common Stock as of February 1, 1995, was 17,547,821.

                        NEW JERSEY RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                      ------------------------
                                                                                      1994                1993
                                                                                      ----                ----
                                                                                 (Thousands, except per share data)
OPERATING REVENUES  ...................................................             $129,945            $136,528
                                                                                    --------            --------

OPERATING EXPENSES
   Gas purchases ......................................................               70,094              77,986
   Operation and maintenance...........................................               16,197              15,694
   Depreciation and amortization.......................................                6,682               6,736
   Gross receipts tax, etc.............................................               13,494              15,029
   Federal income taxes................................................                5,237               5,166
                                                                                     -------             -------
      Total operating expenses.........................................              111,704             120,611
                                                                                     -------            --------

OPERATING INCOME.......................................................               18,241              15,917

Other income (expense), net............................................                   41                (346)

Interest charges, net..................................................                6,629               4,633
                                                                                     -------            --------

INCOME BEFORE PREFERRED STOCK
  DIVIDENDS OF SUBSIDIARY..............................................               11,653              10,938

Preferred stock dividends..............................................                  413                 417
                                                                                      ------             -------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING FOR INCOME TAXES.................................               11,240              10,521
Cumulative effect of change in accounting
 for income taxes......................................................                   --                 721
                                                                                     -------              ------

NET INCOME ............................................................             $ 11,240            $ 11,242
                                                                                    ========            ========

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES..........................................                 $.65                $.62

Cumulative effect of change in accounting
  for income taxes.....................................................                   --                 .04
                                                                                        ----                 ---

EARNINGS PER COMMON SHARE .............................................                 $.65                $.66
                                                                                        ====                ====

DIVIDENDS PER COMMON SHARE.............................................                 $.38                $.38
                                                                                        ====                ====

AVERAGE SHARES OUTSTANDING.............................................               17,419              16,911
                                                                                      ======              ======

See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                       ------------------------
                                                                                        1994               1993
                                                                                        ----               ----
                                                                                              (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income available for common stock......................................        $ 11,240            $ 11,242
  Adjustments to reconcile net income to cash flows
   Depreciation and amortization.............................................           6,682               6,736
   Amortization of deferred charges..........................................             497                 543
   Deferred income taxes.....................................................           2,730                 741
   Cumulative effect of change in accounting for income taxes................              --                (721)
   Change in working capital.................................................          (3,394)            (23,334)
   Other, net................................................................          (3,315)             (2,097)
                                                                                     --------            --------
Net cash flows from operating activities.....................................          14,440              (6,890)
                                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt................................................          27,000              44,050
 Proceeds from common stock..................................................           2,999               3,304
 Payments of long-term debt .................................................              --             (13,842)
 Payments of common stock dividends..........................................          (6,575)             (6,392)
 Net change in short-term debt...............................................         (17,200)             (6,900)
                                                                                     --------            --------
Net cash flows from financing activities.....................................           6,224              20,220
                                                                                     --------            --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant..............................................................         (15,097)            (11,472)
  Real estate properties.....................................................            (646)               (696)
  Oil and gas properties.....................................................            (643)               (533)
  Equity investments.........................................................          (2,397)                 --
  Cost of removal and other..................................................          (1,124)               (454)
                                                                                     --------            --------
Net cash flows used in investing activities..................................         (19,907)            (13,155)
                                                                                     --------            --------
Net change in cash and temporary investments.................................             757                 175
Cash and temporary investments at September 30 ..............................           1,951               1,555
                                                                                     --------            --------
Cash and temporary investments at December 31 ...............................        $  2,708            $  1,730
                                                                                     ========            ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables.................................................................        $(39,544)           $(44,604)
 Inventories.................................................................           4,394               5,182
 Deferred gas costs..........................................................           9,404              (1,038)
 Purchased gas...............................................................          10,100               3,671
 Accrued taxes...............................................................          17,077              17,836
 Customers' credit balances and deposits.....................................           3,339               2,866
 Other, net..................................................................          (8,164)             (7,247)
                                                                                     --------            --------
Total........................................................................        $ (3,394)           $(23,334)
                                                                                     ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid (received) for
  Interest (net of amounts capitalized)......................................        $  7,844            $  4,892
  Income taxes...............................................................        $ (1,148)           $     --

See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   December 31,      September 30,     December 31,
                                                                       1994              1994             1993
                                                                       ----              ----             ----
                                                                   (unaudited)                         (unaudited)
                                                                                      (Thousands)
PROPERTY, PLANT AND EQUIPMENT
   Utility plant.............................................       $706,687           $691,757         $649,353
   Real estate properties....................................        104,955            104,309          103,065
   Oil and gas properties ...................................         63,750             63,224           65,080
                                                                    --------           --------         --------
                                                                     875,392            859,290          817,498
   Accumulated depreciation and amortization ................       (224,648)          (218,913)        (204,903)
                                                                    --------           --------         --------
     Property, plant and equipment, net .....................        650,744            640,377          612,595
                                                                    --------           --------         --------

CURRENT ASSETS
   Cash and temporary investments............................          2,708              1,951            1,730
   Customer accounts receivable .............................         40,592             18,805           38,470
   Unbilled revenues.........................................         27,172              9,136           33,356
   Allowance for doubtful accounts...........................           (891)              (657)          (1,164)
   Gas in storage, at average cost...........................         29,494             33,483           30,586
   Materials and supplies, at average cost ..................          6,738              7,143            8,605
   Deferred gas costs........................................         10,042             16,008           15,256
   Prepaid state taxes.......................................             --             11,077               --
   Other.....................................................          8,884              6,285            8,744
                                                                    --------           --------         --------
     Total current assets....................................        124,739            103,231          135,583
                                                                    --------           --------         --------

DEFERRED CHARGES AND OTHER...................................         54,742             53,739           42,035
                                                                    --------           --------         --------

     Total assets............................................       $830,225           $797,347         $790,213
                                                                    ========           ========         ========





See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES



                                                                 December 31,       September 30,       December 31,
                                                                     1994               1994                1993
                                                                     ----               ----                ----
                                                                 (unaudited)                            (unaudited)
                                                                                     (Thousands)
CAPITALIZATION
   Common stock equity.......................................     $257,805            $250,163           $238,478
   Redeemable preferred stock................................       22,070              22,070             22,340
   Long-term debt............................................      325,590             323,590            311,128
                                                                  --------            --------           --------
     Total capitalization....................................      605,465             595,823            571,946
                                                                  --------            --------           --------

CURRENT LIABILITIES
   Current maturities of long-term debt .....................        4,238               4,315              4,622
   Short-term debt ..........................................       49,800              42,000             44,000
   Purchased gas ............................................       25,050              14,950             28,486
   Accounts payable and other................................       30,653              36,163             28,862
   Accrued taxes ............................................        9,130               3,130             29,082
   Customers' credit balances and deposits ..................       17,819              14,480             14,505
                                                                  --------            --------           --------
     Total current liabilities...............................      136,690             115,038            149,557
                                                                  --------            --------           --------

DEFERRED CREDITS
   Deferred income taxes ....................................       55,428              52,698             39,364
   Deferred investment tax credits...........................       11,931              12,025             12,322
   Other.....................................................       20,711              21,763             17,024
                                                                  --------            --------           --------
     Total deferred credits .................................       88,070              86,486             68,710
                                                                  --------            --------           --------

       Total capitalization and liabilities .................     $830,225            $797,347           $790,213
                                                                  ========            ========           ========




See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1994 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries - New Jersey Natural Gas Company (NJNG) and Paradigm Resources Corporation (PRC). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power, Inc. (PPI) are wholly owned subsidiaries of PRC. Significant intercompany accounts and transactions have been eliminated.

3. Income Taxes

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the implementation of a liability method for the financial reporting of income taxes, as compared with the deferred method. Under the liability method, deferred tax balances must be recorded for all temporary differences and are adjusted to reflect changes in tax rates. Previously, deferred tax balances were not recorded for certain ratemaking items and were not adjusted to reflect changes in tax rates. The cumulative effect of adopting SFAS 109 on the Company's nonregulated operations was a credit to net income of $721,000, or $.04 per share. The effect on NJNG was to decrease its deferred tax liability by $375,000 with an offsetting regulatory liability, as the Company believes it is probable that the effects of SFAS 109 on NJNG will be payable to customers in the future.

4. Capitalized Interest

     Capitalized interest and total interest charges for the three months ended December 31, 1994 and 1993, respectively, are as follows:

                                                 Three Months Ended
                                                     December 31,
                                                -----------------------

                                               1994                1993
                                               ----                ----
                                                     (Thousands)
         Capitalized Interest ..............    $516               $934
                                                ====               ====

         Total Interest Charges ............  $7,145             $5,567
                                              ======             ======


5. Legal and Regulatory Proceedings

a. Levelized Gas Adjustment Clause (LGA)

     In December 1994, the New Jersey Board of Public Utilities (BPU) approved a stipulated agreement which included recovery over a two-year period of all transition costs incurred through September 1994 associated with interstate pipelines complying with FERC order 636. As a result of these and other gas costs expected to be recovered in excess of one year, $10 million of deferred gas costs has been classified as Deferred Charges and Other on the Consolidated Balance Sheet at December 31, 1994.

     The stipulation also included the continuation of NJNG's margin-sharing formulae associated with its non-firm sales and the approval of a Financial Risk Management Pilot Program (FRM) to provide price stability to NJNG's supply portfolio. All of the costs and results of the FRM are to be recovered through the LGA.

b. Weather-Normalization Clause

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Utility Operations-Residential and Commercial for a discussion of the continuation of NJNG's weather-normalization clause.

c. Manufactured Gas Plant (MGP) Sites

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

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a remediation rider, which was originally approved by the BPU in its June 1992 base rate order and updated in December 1994, NJNG is recovering $5.7 million of expenditures incurred through June 1994 over a seven-year period. Costs incurred subsequent to June 30, 1994 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

     NJNG estimates that it will incur additional expenditures of approximately $14 million over the next five years for further investigation and remedial action at these sites. Accordingly, this amount is reflected in both Deferred charges and other and Other deferred credits in the Consolidated Balance Sheets.

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

     In May 1994, the New Jersey Superior Court ordered that all causes of action relating to the Aberdeen Township incident be consolidated for purposes of discovery.

     NJNG's liability insurance carriers are participating in the defense of these matters. NJNG is unable to predict the extent to which other claims will be asserted against, or liability imposed on, NJNG. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

e.  Carnegie

     In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenges NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS

Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process are also asserted and unspecified damages and punitive damages are also sought. In April 1993, Carnegie filed a motion for summary judgment on the contract termination claim. In May 1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. In January 1994, a federal magistrate issued a recommended decision denying Carnegie's motion for summary judgment. In addition, the magistrate granted NJNG's motion for summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of process claims. Both parties filed objections to various aspects of the magistrate's recommended decision, which were denied by order of a federal district court judge in March 1994. In July 1994, Carnegie served a motion for a preliminary injunction requiring NJNG to continue making payments pursuant to the contract during the pendency of the litigation. In September 1994, the magistrate issued a recommended decision denying Carnegie's motion for a preliminary injunction, stating that Carnegie had not met its burden of establishing a likelihood of success on the merits of the lawsuit and of establishing that it would suffer irreparable harm by NJNG's failure to make payments. Carnegie filed an objection to the magistrate's recommended decision, which was denied by order of a federal district court judge in November 1994. Pretrial discovery has been completed. The parties are now awaiting the scheduling of a trial date by the court. NJNG is unable to predict the outcome of this matter. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

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

     NJNG's liability insurance carrier has assumed defense of this action but has denied coverage for SBA's claims. Although management is considering legal action against the carrier, NJNG believes that the total cost to remove and dispose of the tar emulsion/sand and gravel mixture from all three sites would be immaterial. Based upon the gas remediation rider approved by the BPU in June 1992, NJNG believes that such costs should be recoverable through the ratemaking process, but recognizes that such recovery is not assured.

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

g.  Bridgeport Rental and Oil Service

     In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and is investigating this matter. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter. NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

     In December 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission Office of the General Counsel (Enforcement) that Enforcement has commenced a preliminary, non-public investigation concerning matters related to Iroquois' construction of certain of its pipeline facilities. Enforcement has requested information regarding certain aspects of the pipeline construction. In addition, Iroquois has received similar communications from the Army Corps of Engineers, the Department of Transportation and the staff of the New York Public Service Commission requesting information in connection with certain aspects of the pipeline construction. Iroquois is providing information to these agencies in response to their requests. Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner.

     Iroquois and its counsel expect to meet with those conducting the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore a range of possible resolutions acceptable to all parties. No understandings or agreements have been reached that have led Iroquois to make provision in its financial statements for any dollar liability associated with these proceedings. Iroquois believes, however, that a global resolution of the federal civil and criminal investigations could have a material adverse effect on its financial condition.

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois and Pipeline's 2.8% equity interest, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of December 31, 1994 was $5.7 million.

i. Various

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Long-Term Debt

     In October 1994, NJNG issued $25 million of its 8.25% Series Z First Mortgage Bonds due 2004 under its Medium-Term Note (MTN) Program and used the proceeds to reduce outstanding short-term debt. At September 30, 1994, this short-term debt was reclassified as long-term debt for financial reporting purposes. As of December 31, 1994, NJNG can issue an additional $20 million of First Mortgage Bonds under its MTN Program, as approved by the BPU in October 1993.

7. Other

     At December 31, 1994, there were 17,448,369 shares of common stock outstanding and book value per share was $14.78.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                        NEW JERSEY RESOURCES CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1994


RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended December 31, 1994 totaled $11.2 million, or $.65 per share, compared with $11.2 million, or $.66 per share, for the same period last year.

     Consolidated net income for the three months ended December 31, 1993, included a non-cash credit of $721,000, or $.04 per share, from the effect of adopting SFAS 109, "Accounting for Income Taxes". Excluding the effect of adopting SFAS 109, earnings per share increased by 5%, to $.65, in the first fiscal quarter of 1995, compared with $.62 a year ago.

     The increase in consolidated earnings before the effect of SFAS 109 was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

UTILITY OPERATIONS

     NJNG's financial results are summarized as follows:

                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------

                                                    1994              1993
                                                    ----              ----
                                                          (Thousands)
         Gross margin
           Residential and commercial .........   $41,407           $38,137
           Interruptible and agency ...........       536               149
           Off system and capacity release ....     1,153             1,206
                                                  -------           -------
         Total gross margin ...................   $43,096           $39,492
                                                  =======           =======

         Operating income before income taxes..   $22,171           $18,992
                                                  =======           =======

         Net income ...........................   $11,639           $10,349
                                                  =======           =======

     Gross Margin

     Gross margin, defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), provides a more meaningful basis for evaluating utility operations since gas costs and GRFT are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and Levelized Gas Adjustment
(LGA) cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. GRFT are also calculated on a per-therm basis and exclude sales to other utilities.

     Residential and Commercial

     Through fiscal 1992, gross margin from firm (i.e., residential and commercial) customers was weather-sensitive. In NJNG's June 1992 base rate order, the BPU approved a weather-normalization clause (WNC) on a two-year experimental basis effective October 1, 1992. The clause provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season (i.e., October-April) is billed or credited to customers in the subsequent heating season. In October 1994, NJNG received approval from the BPU to continue the clause on an interim basis pending a final BPU order.

     Gross margin from sales to firm customers increased by $3.3 million, or 9%, during the first fiscal quarter, compared with the same period last year due primarily to the impact of higher base rates and customer growth which more than offset an 8% decrease in firm therm sales. NJNG received a base rate increase of $7.5 million, or 2%, effective in January 1994 which increased gross margin by approximately $1.3 million. The decline in firm therm sales was due to the weather, which was 11% warmer than last year, and lower average customer usage, which more than offset the impact of 10,855 customer additions during the twelve months ended December 31, 1994.

     The weather for the three months was 10% warmer than normal, or the 10-year average. The impact of warmer weather on gross margin was partially mitigated by the above-mentioned WNC. Under this rate mechanism, a total of $2.6 million of gross margin was accrued for future recovery from customers in fiscal 1995. This contrasts with the activity under the WNC during the two years ended September 30, 1994 when, due to colder-than-normal weather, NJNG deferred a total of $4.2 million of gross margin of which $1.9 million has been credited to customers as of December 31, 1994.

     Average customer usage was approximately 6% lower than expected due to the consistently warmer-than-normal weather experienced during much of the first quarter of fiscal 1995. The usage level embedded in rates is not protected by the WNC.

     Off System and Capacity Release

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of its franchise territory. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. Effective January 1994, NJNG retains 20% of the gross margin from off-system sales and capacity release.

     NJNG's off-system sales totaled 70 million therms and generated $600,000 of gross margin in the first quarter of 1995, compared with 78 million therms and $915,000 of gross margin a year ago. The decrease in sales and margin per therm was due primarily to increased competition and a change in the margin-sharing formula. The capacity release program generated gross margin of $550,000 and $270,000 in the three months ended December 31, 1994 and 1993, respectively. This increase was due primarily to increased marketing efforts.

     Operating Income Before Income Taxes and Net Income

     Operating income before income taxes increased by $3.2 million, or 17%, in the first fiscal quarter of 1995 as increased gross margin more than offset a 2.5% increase in operation and maintenance expenses associated primarily with the impact of growth on operations. Net income increased by $1.3 million, or 12%, as the higher operating income more than offset a $1.6 million increase in net interest expense which was due primarily to higher short-term interest rates and lower capitalized interest.

NON-UTILITY OPERATIONS

     Paradigm Resources Corporation (PRC) was formed in 1992 as a sub-holding company to better segregate the Company's utility and non-utility operations. PRC includes the accounts of CR&R, NJR Energy and PPI.

     The financial results of PRC are summarized as follows:

                                                         Three Months Ended
                                                             December 31,
                                                         ------------------
                                                         1994          1993
                                                         ----          ----
                                                             (Thousands)
         Revenues...................................    $6,920        $6,233
                                                        ======        ======

         Operating income before income taxes ......    $1,072        $1,906
                                                        ======        ======

         Income (loss) before SFAS 109 .............    $ (498)       $   97
                                                        ======        ======

         Net income (loss) .........................    $ (498)       $  836
                                                        ======        ======

REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:

                                                         Three Months Ended
                                                             December 31,
                                                         ------------------
                                                         1994          1993
                                                         ----          ----
                                                             (Thousands)
         Revenues ..................................    $3,006        $3,129
                                                        ======        ======

         Operating income before income taxes ......    $1,467        $1,582
                                                        ======        ======

         Income (loss) before SFAS 109 .............    $ (119)       $  (44)
                                                        ======        ======

         Net income (loss) .........................    $ (119)       $  616
                                                        ======        ======


     Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 3 - Income Taxes for a discussion of this change in accounting principle.

     Operating income before income taxes for the three months ended December 31, 1994 decreased by $115,000 reflecting primarily tenant rollover activity.

     The loss before the effect of SFAS 109 for the three months ended December 31, 1994, increased by $75,000 reflecting primarily the lower operating income and a $155,000 increase in net interest expense due to higher floating interest rates.

     CR&R has determined that the book value of its undeveloped land inventory has reached its estimated net realizable value based upon its development strategy. CR&R is required to continue capitalizing carrying charges on its undeveloped land inventory until it is developed. Therefore, CR&R's results for the three months ended December 31, 1994 include a pre-tax allowance of $499,000 associated with the carrying costs of CR&R's undeveloped land inventory. Additional allowances for these capitalized carrying charges will continue until the land is developed. Fiscal 1994 results include pre-tax costs of $653,000 associated with the October 1993 redemption of CR&R's remaining $13.8 million outstanding principal of its 11 5/8% mortgage. These costs are reflected net of tax in Other income (expense), net on the Consolidated Statements of Income.

     Since December 31, 1993, CR&R's inventory of completed space has remained unchanged at 914,200 square feet. The occupancy rate as of December 31, 1994 and 1993 was 96%.

OIL AND GAS OPERATIONS

     NJR Energy's financial results are summarized as follows:

                                                            Three Months Ended
                                                                December 31,
                                                            ------------------
                                                            1994          1993
                                                            ----          ----
                                                                (Thousands)
         Revenues ......................................   $3,914        $3,104
                                                           ======        ======

         Operating income (loss) before income taxes ...   $ (277)       $  450
                                                           ======        ======

         Income (loss) before SFAS 109 .................   $ (465)       $  227
                                                           ======        ======

         Net income (loss) .............................   $ (465)       $  306
                                                           ======        ======

     Earnings for the quarter ended December 31, 1993 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $79,000. See Note 3 - Income Taxes for a discussion of this change in accounting principle.

     NJR Energy's operating income before income taxes decreased by $727,000 and its loss before SFAS 109 increased by $692,000 for the three months ended December 31, 1994 compared with a year ago, due primarily to the impact of lower oil and gas production and lower average gas prices, which more than offset higher average oil prices.

Production and price information are as follows:
                                                   Three Months Ended
                                                       December 31,
                                                    -----------------
                                                    1994         1993
                                                    ----         ----
     Gas production (mmcf) ...................       725          936
     Avg. gas price (mcf) ....................     $1.70        $1.87


     Oil production (mbbl) ...................        26           34
     Avg. oil price (bbl) ....................    $16.65       $16.11

     NJR Energy's proved reserves at December 31, 1994 totaled 21 bcf of natural gas and 1.8 million barrels of oil.

     NJR Energy's ability to improve its financial results in the future is dependent on several factors including changes in oil and gas prices, the performance of reserve acquisitions, the results of development activity, the resolution of the Iroquois investigation, as discussed in Note 5. Legal and Regulatory Proceedings-h. Iroquois and other investments in areas such as gas gathering, storage and marketing, the amount and type of which will be determined by market and other conditions. Although NJR Energy pursues its investments in accordance with its new strategic direction, NJR Energy's results of operations may continue to be adversely impacted by one or a combination of these factors.

LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At December 31, 1994, $120.2 million was outstanding under these agreements.

     The Company is responsible for meeting the common equity requirements of each subsidiary through new issuances, including the proceeds from its Dividend Reinvestment and Customer Stock Purchase Plan (DRP). The Company's Board of Directors has authorized up to an additional 1.6 million shares of common stock for issuance and sale under the DRP. The Company expects to file with the Securities and Exchange Commission a registration statement for these shares in the second quarter of fiscal 1995.

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

     Remaining fiscal 1995 construction expenditures are estimated at $28.8 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG also has additional capital requirements in 1995 of approximately $20 million resulting from the acceleration of GRFT payments to the State of New Jersey. NJNG expects to finance these expenditures through internal generation, the issuance of short and long-term debt and proceeds from the Company's DRP, the amount and timing of which will be affected by market conditions and other factors.

     NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

NON UTILITY

REAL ESTATE

     CR&R's capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. Under these parameters, the Board of Directors has approved the construction of an approximately 75,000 square foot flex building on about 10 acres of land in its Monmouth Shores Corporate Park
(MSCP) at an expected cost of $5.5 million in fiscal 1995. MSCP currently has 74 acres of undeveloped land. Such capital expenditures are expected to be funded through bank loans obtained by the Company and internal generation.

OIL AND GAS

     In April 1994 the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned. Potential investment opportunities may include gas gathering, storage and marketing, as well as other investments designed to capitalize on the post - Order 636 investment environment.

     Consistent with this strategy, NJR Energy formed NJR Storage Corporation (Storage) and announced its participation in a partnership with affiliates of Tejas Power Corporation, NIPSCO Industries, Inc., Dayton Power and Light, Inc. and Public Service Enterprise Group to form Market Hub Partners, L.P. (MHP). MHP is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of December 31, 1994, Storage's 5.67% equity investment in MHP totaled $2.2 million. Storage expects to invest an additional $5.3 million in MHP over the next two years.

     Remaining capital expenditures for the development of oil and gas reserves in fiscal 1995 are expected to total up to $3.2 million, depending on market conditions and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Information  required by this Item is  incorporated  by  reference to
Note 5 - Legal and Regulatory Proceedings.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          27-1  Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NEW JERSEY RESOURCES CORPORATION



    Date:  February 13, 1995                 LAURENCE M. DOWNES
                                           ---------------------
                                              Laurence M. Downes
                                              Senior Vice President and
                                              Chief Financial Officer




    Date:  February 13, 1995                 GLENN C. LOCKWOOD
                                           --------------------
                                              Glenn C. Lockwood
                                              Vice President, Controller
                                              and Chief Accounting Officer

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NEW JERSEY RESOURCES CORPORATION


    Date:  February 13, 1995               ---------------------
                                              Laurence M. Downes
                                              Senior Vice President and
                                              Chief Financial Officer





    Date:  February 13, 1995              ----------------------
                                              Glenn C. Lockwood
                                              Vice President, Controller
                                              and Chief Accounting Officer