Form 10-Q
period 1995-03-31
NEW JERSEY RESOURCES CORP
filed 1995-05-09
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 1995      Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)




            New Jersey                                 22-2376465
(State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification Number)




1415 Wyckoff Road, Wall, New Jersey--07719                 908-938-1480
          (Address of principal                   Registrant's telephone number,
            executive offices)                         including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days



                                   YES: X No:




The number of shares outstanding of $2.50 par value Common Stock as of May 1, 1995, was 17,667,316.


                        NEW JERSEY RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                                March 31,                        March 31,
                                                                           1995          1994               1995           1994
                                                                         --------      --------           --------       --------
                                                                                   (Thousands, except per share data)
OPERATING REVENUES....................................................   $194,331      $223,342           $324,276       $359,870
                                                                         --------      --------           --------       --------

OPERATING EXPENSES
  Gas purchases.......................................................    105,375       130,447            175,469        208,433
  Operation and maintenance...........................................     15,947        18,690             32,144         34,384
  Depreciation and amortization.......................................      6,801         7,714             13,483         14,450
  Gross receipts tax, etc.............................................     20,806        25,209             34,300         40,238
  Federal income taxes................................................     13,245        12,146             18,482         17,312
                                                                         --------      --------           --------       --------
    Total operating expenses..........................................    162,174       194,206            273,878        314,817
                                                                         --------      --------           --------       --------

OPERATING INCOME......................................................     32,157        29,136             50,398         45,053

Other income (expense), net...........................................         16            97                 57           (249)

Interest charges, net.................................................      6,266         5,543             12,895         10,176
                                                                         --------      --------           --------       --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS OF SUBSIDIARY ................     25,907        23,690             37,560         34,628

Preferred stock dividends.............................................        413           416                826            833
                                                                         --------      --------           --------       --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES........................................................     25,494        23,274             36,734         33,795


Cumulative effect of change in accounting for income taxes............         --            --                 --            721
                                                                         --------      --------           --------       --------

NET INCOME ...........................................................   $ 25,494      $ 23,274           $ 36,734       $ 34,516
                                                                         ========      ========           ========       ========

EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES...............................      $1.45         $1.37              $2.10          $1.99

Cumulative effect of change in accounting for
 income taxes ........................................................         --            --                 --            .04
                                                                         --------      --------           --------       --------

EARNINGS PER COMMON SHARE.............................................      $1.45         $1.37              $2.10          $2.03
                                                                         ========      ========           ========       ========
DIVIDENDS PER COMMON SHARE............................................       $.38          $.38               $.76           $.76
                                                                         ========      ========           ========       ========
AVERAGE SHARES OUTSTANDING............................................     17,550        17,034             17,485         16,973
                                                                         ========      ========           ========       ========

See Notes to Consolidated Financial Statements



                        NEW JERSEY RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        Six Months Ended
                                                                                                             March 31,
                                                                                                      1995            1994
                                                                                                    --------        --------
                                                                                                           (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................................    $ 36,734        $ 34,516

  Adjustments to reconcile net income to cash flows
    Depreciation and amortization...............................................................      13,483          14,450
    Amortization of deferred charges............................................................       1,012           1,267
    Deferred income taxes.......................................................................         936           6,746
    Cumulative effect of change in accounting for income taxes..................................          --            (721)
    Change in working capital...................................................................      42,276          15,277
    Other, net..................................................................................      (2,043)         (2,716)
                                                                                                    --------        --------
Net cash flows from operating activities........................................................      92,398          68,819
                                                                                                    --------        --------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from long-term debt..................................................................      26,650          45,250
  Proceeds from common stock....................................................................       5,807           6,374
  Payments of long-term debt and preferred stock................................................      (2,070)        (15,206)
  Payments of common stock dividends............................................................     (13,205)        (12,828)
  Net change in short-term debt.................................................................     (67,000)        (54,900)
                                                                                                    --------        --------
Net cash flows used in financing activities.....................................................     (49,818)        (31,310)
                                                                                                    --------        --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for
    Utility plant...............................................................................     (28,869)        (21,321)
    Real estate properties......................................................................      (1,250)         (1,230)
    Oil and gas properties......................................................................        (939)         (1,163)
    Equity investments..........................................................................      (2,397)             --
    Cost of removal and other...................................................................      (2,339)         (1,339)
                                                                                                    --------        --------
Net cash flows used in investing activities.....................................................     (35,794)        (25,053)
                                                                                                    --------        --------

Net change in cash and temporary investments....................................................       6,786          12,456
Cash and temporary investments at September 30..................................................       1,951           1,555
                                                                                                    --------        --------
Cash and temporary investments at March 31......................................................    $  8,737        $ 14,011
                                                                                                    ========        ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
  Receivables...................................................................................    $(60,259)       $(74,701)
  Inventories...................................................................................      23,504          29,249
  Deferred gas costs............................................................................      36,523          19,933
  Purchased gas.................................................................................      11,168           2,607
  Accrued taxes.................................................................................      45,884          43,788
  Customers' credit balances and deposits.......................................................      (8,998)            196
  Other, net....................................................................................      (5,546)         (5,795)
                                                                                                    --------        --------
Total...........................................................................................    $ 42,276        $ 15,277
                                                                                                    ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
  Interest (net of amounts capitalized).........................................................    $ 12,982        $  8,950
  Income taxes..................................................................................    $  4,523        $  4,101

See Notes to Consolidated Financial Statements



                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           March 31,            September 30,               March 31,
                                                             1995                   1994                      1994
                                                         (unaudited)                                       (unaudited)
                                                         -----------            -------------              -----------
                                                                                (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant.......................................     $719,402                 $691,757                  $659,359
 Real estate properties..............................      105,561                  104,309                   103,599
 Oil and gas properties..............................       64,045                   63,224                    65,718
                                                          --------                 --------                  --------
                                                           889,008                  859,290                   828,676
 Accumulated depreciation and amortization...........     (229,521)                (218,913)                 (211,428)
                                                          --------                 --------                  --------
  Property, plant and equipment, net.................      659,487                  640,377                   617,248
                                                          --------                 --------                  --------

CURRENT ASSETS
 Cash and temporary investments......................        8,737                    1,951                    14,011
 Customer accounts receivable........................       66,728                   18,805                    79,754
 Unbilled revenues...................................       22,166                    9,136                    22,805
 Allowance for doubtful accounts.....................       (1,306)                    (657)                   (1,808)
 Gas in storage, at average cost.....................       10,652                   33,483                     7,314
 Materials and supplies, at average cost.............        6,470                    7,143                     7,810
 Deferred gas costs..................................           --                   16,008                        --
 Prepaid state taxes.................................           --                   11,077                        --
 Other...............................................        5,795                    6,285                     6,951
                                                          --------                 --------                  --------
  Total current assets...............................      119,242                  103,231                   136,837
                                                          --------                 --------                  --------

DEFERRED CHARGES AND OTHER ..........................       43,798                   53,739                    42,479
                                                          --------                 --------                  --------

   Total assets......................................     $822,527                 $797,347                  $796,564
                                                          ========                 ========                  ========

See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                         CAPITALIZATION AND LIABILITIES


                                                          March 31,          September 30,          March 31,
                                                            1995                 1994                 1994
                                                         (unaudited)                              (unaudited)
                                                         -----------         -------------        -----------
                                                                              (Thousands)
CAPITALIZATION
  Common stock equity............................         $279,387             $250,163             $258,360
  Redeemable preferred stock.....................           21,285               22,070               22,340
  Long-term debt.................................          323,877              323,590              306,964
                                                          --------             --------             --------
    Total capitalization..........................         624,549              595,823              587,664
                                                          --------             --------             --------

CURRENT LIABILITIES
  Current maturities of long-term debt...........            4,238                4,315                4,514
  Short-term debt................................               --               42,000                   --
  Purchased gas..................................           26,118               14,950               27,422
  Accounts payable and other.....................           30,230               36,163               28,558
  Accrued taxes..................................           37,937                3,130               55,034
  Overrecovered gas costs........................            8,081                   --                6,795
  Customers' credit balances and deposits........            5,482               14,480               11,835
                                                          --------             --------             --------
    Total current liabilities....................          112,086              115,038              134,158
                                                          --------             --------             --------

DEFERRED CREDITS
  Deferred income taxes  ........................           53,634               52,698               45,369
  Deferred investment tax credits................           11,831               12,025               12,225
  Other..........................................           20,427               21,763               17,148
                                                          --------             --------             --------
    Total deferred credits........................          85,892               86,486               74,742
                                                          --------             --------             --------
      Total capitalization and liabilities.......         $822,527             $797,347             $796,564
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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries--New Jersey Natural Gas Company (NJNG) and Paradigm Resources Corporation (PRC). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power, Inc. (PPI) are wholly owned subsidiaries of PRC. Significant intercompany accounts and transactions have been eliminated.

3. New Accounting Standard

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review an undiscounted operating cash flow before interest test is to be used and any resultant impairment required would be measured based on the fair value of the asset. The Company is currently evaluating the potential impact of SFAS 121, which must be adopted by fiscal 1997.

4. Income Taxes

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109) which requires the implementation of a liability method for the financial reporting of income taxes, as compared with the deferred method. Under the liability method, deferred tax balances must be recorded for all temporary differences and are adjusted to reflect changes in tax rates. Previously, deferred tax balances were not recorded for certain ratemaking items and were not adjusted to reflect changes in tax rates. The cumulative effect of adopting SFAS 109 on the Company's nonregulated operations was a credit to net income of $721,000, or $.04 per share, in the first fiscal quarter of fiscal 1994. The effect on NJNG was to decrease its deferred tax liability by $375,000 with an offsetting regulatory liability, as the Company believes it is probable that the effects of SFAS 109 on NJNG will be payable to customers in the future.

5. Capitalized Interest

     Capitalized interest and total interest charges for the six months ended March 31, 1995 and 1994, respectively, are as follows:

                                     Three Months Ended,      Six Months Ended,
                                           March 31,              March 31,
                                     -------------------     -------------------
                                       1995        1994        1995        1994
                                     -------     -------     -------     -------
                                                     (Thousands)

Capitalized Interest ...........      $  565      $  741     $ 1,081     $ 1,675
                                      ======      ======     =======     =======

Total Interest Charges .........      $6,831      $6,284     $13,976     $11,851
                                      ======      ======     =======     =======


6. Legal and Regulatory Proceedings

a. Levelized Gas Adjustment Clause (LGA)
- ----------------------------------------
     In December 1994, the New Jersey Board of Public Utilities (BPU) approved a stipulated agreement which included recovery over a two-year period of all transition costs incurred through September 1994 associated with interstate pipelines complying with FERC Order 636. As a result of these and other gas costs expected to be recovered in excess of one year, $1 million of deferred gas costs has been classified as Deferred Charges and Other on the Consolidated Balance Sheet at March 31, 1995.

     The stipulation also included the continuation of NJNG's margin-sharing formulae associated with its non-firm sales and the approval of a Financial Risk Management Pilot Program (FRM) to provide price stability to NJNG's supply portfolio. All of the costs and results of the FRM are to be recovered through the LGA.

b. Weather-Normalization Clause
- -------------------------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations--Utility Operations-Residential and Commercial for a discussion of the continuation of NJNG's weather-normalization clause.

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

     In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees, arising out of defendants' obligations under such insurance policies. There can be no assurance as to the outcome of these proceedings.

d.  Aberdeen
- ------------

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

e. Carnegie
- -----------
     In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenges NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS Service Agreement would otherwise have expired on March 31, 2001. Carnegie seeks, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process are also asserted and unspecified damages and punitive damages are also sought. In April 1993, Carnegie filed a motion for summary judgment on the contract termination claim. In May 1993, NJNG filed a response opposing Carnegie's motion, as well as a cross motion for summary judgment on all claims. In January 1994, a federal magistrate issued a recommended decision denying Carnegie's motion for summary judgment. In addition, the magistrate granted NJNG's motion for summary judgment on Carnegie's tortious interference claim and denied NJNG's motion for summary judgment on the contract termination and abuse of process claims. Both parties filed objections to various aspects of the magistrate's recommended decision, which were denied by order of a federal district court judge in March 1994. In July 1994, Carnegie served a motion for a preliminary injunction requiring NJNG to continue making payments pursuant to the contract during the pendency of the litigation. In September 1994, the magistrate issued a recommended decision denying Carnegie's motion for a preliminary injunction, stating that Carnegie had not met its burden of establishing a likelihood of success on the merits of the lawsuit and of establishing that it would suffer irreparable harm by NJNG's failure to make payments. Carnegie filed an objection to the magistrate's recommended decision, which was denied by order of a federal district court judge in November 1994. Pretrial discovery has been completed. The parties are now awaiting the scheduling of a trial date by the court. NJNG is unable to predict the outcome of this matter. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

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

     NJNG's liability insurance carrier has assumed defense of this action but has denied coverage for SBA's claims. See above, c. Manufactured Gas Plant (MGP) Sites, for a description of an action brought by NJNG against various insurance carriers relating to certain insurance coverage of liability arising out of these sites. Based upon the gas remediation rider approved by the BPU in June 1992, NJNG believes that such costs should be recoverable through the ratemaking process, but recognizes that such recovery is not assured.

     One of the SBA sites is the subject of a NJDEPE Directive and Notice alleging that the tar emulsion/sand and gravel mixture was a contributing factor to the contamination of ground water at a residential community. The NJDEPE is seeking reimbursement under the New Jersey Spill Compensation and Control Act of cleanup, remediation and related costs, estimated by the NJDEPE at approximately $20 million. NJNG is contesting the NJDEPE directive on the grounds, among others, that any such alleged ground water contamination was not caused by tar emulsions removed from NJNG's former gas plant manufacturing sites. NJNG's liability insurance carriers, which have been defending the civil action, have denied coverage for these claims. See above, c. Manufactured Gas Plant (MGP) Sites, for a description of an action brought by NJNG against various insurance carriers relating to certain insurance coverage of liability arising out of these sites. NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

g. Bridgeport Rental and Oil Service
- ------------------------------------
     In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and NJNG has agreed to participate in settlement discussions as a non-party litigant. See above, c. Manufactured Gas Plant (MGP) Sites, for a description of an action brought by NJNG against various insurance carriers relating to certain insurance coverage of liability arising out of these sites. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter. NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

h. Iroquois
- -----------
     NJNR Pipeline Company (Pipeline), a wholly owned subsidiary of NJR Energy, owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the Canadian border in Upstate New York to Long Island.

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

     In addition, in conjunction with the Environmental Protection Agency, a criminal investigation has been initiated by the U.S. Attorney's Office for the Northern District of New York concerning actions taken by Iroquois in the construction of the pipeline. To date, no criminal charges have been filed.

     Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner. Nevertheless, in the absence of a negotiated resolution, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

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

     Iroquois and its counsel have met and expect to continue to meet with those conducting the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore a range of possible resolutions acceptable to all parties. Since no understandings or agreements have been reached, Iroquois has not made a provision in its financial statements for any dollar liability associated with these proceedings. Iroquois believes, however, that a global resolution of the federal civil and criminal investigations could involve fines and other monetary sanctions that would be material to the financial condition of Iroquois.

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois and Pipeline's 2.8% equity interest, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of March 31, 1995 was $5.9 million.

i. Various
- ----------
     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

7. Other

     At March 31, 1995, there were 17,573,073 shares of common stock outstanding and the book value per share was $15.90.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                        NEW JERSEY RESOURCES CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE AND SIX MONTHS ENDED MARCH 31, 1995


RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended March 31, 1995 increased by 10% to $25.5 million, or $1.45 per share, compared with $23.3 million, or $1.37 per share, for the same period last year. Consolidated net income for the six months ended March 31, 1995 increased by 6%, to $36.7 million, or $2.10 per share, compared with $34.5 million, or $2.03 per share, last year. Consolidated net income for the six months ended March 31, 1994, included a non-cash credit of $721,000, or $.04 per share, from the effect of adopting SFAS 109, "Accounting for Income Taxes". Excluding the effect of adopting SFAS 109, earnings for the six months ended March 31, 1995 increased by 9% compared with a year ago.

     The increase in consolidated earnings for both the three and six months ended March 31, 1995 was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

UTILITY OPERATIONS

NJNG's financial results are summarized as follows:

                                         Three Months Ended    Six Months Ended
                                             March 31,            March 31,
                                          1995       1994      1995       1994
                                         -------   -------   --------   --------
                                                      (Thousands)
Gross margin
  Residential and commercial .......     $62,252   $62,916   $103,659   $101,053
  Interruptible and agency .........       1,074       249      1,610        398
  Off system and capacity release ..       1,676     1,390      2,829      2,596
                                         -------   -------   --------   --------
Total gross margin .................     $65,002   $64,555   $108,098   $104,047
                                         =======   =======   ========   ========

Operating income before income taxes     $43,881   $41,268   $ 66,052   $ 60,260
                                         =======   =======   ========   ========

Net income .........................     $25,863   $24,126   $ 37,502   $ 34,475
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

     Gross margin from sales to firm customers decreased by $664,000, or 1%, for the three months ended March 31, 1995, compared with a year ago due primarily to a 15% decrease in firm therm sales which more than offset customer growth.

     Gross margin from sales to firm customers increased by $2.6 million, or 2.6%, for the six months ended March 31, 1995, compared with last year due primarily to the impact of higher base rates which more than offset an 11% decrease in firm therm sales. NJNG received a base rate increase of $7.5 million, or 2%, effective in January 1994 which increased gross margin by approximately $2 million for the six-month period.

     The decline in firm therm sales in both periods was due to the weather, which was 12% warmer than last year, and lower average customer usage, which more than offset the impact of 12,859 customer additions during the twelve months ended March 31, 1995. Average customer usage was approximately 6% lower than expected due to the consistently warmer-than-normal weather experienced throughout the six months ended March 31, 1995, which was the third warmest winter in NJNG's history. The usage level embedded in rates is not protected by the WNC.

     The weather for the six months ended March 31, 1995 was 5% warmer than normal, or the 10-year average. The impact of warmer weather on gross margin was partially mitigated by the above-mentioned WNC. Under this rate mechanism, a total of $2.7 million of gross margin was accrued for future recovery from customers in fiscal 1995. This contrasts with the activity under the WNC during the two years ended September 30, 1994 when, due to colder-than-normal weather, NJNG deferred a total of $4.2 million of gross margin, of which $3.7 million has been credited to customers as of March 31, 1995.

  Interruptible and Agency

     NJNG services 35 customers through interruptible sales and/or transportation tariffs and serves certain of these customers through agency sales agreements. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% and 4% of total therm throughput in the six months ended March 31, 1995 and 1994, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales with the balance credited to residential and commercial customers through the LGA clause.

     Margin from agency sales agreements totalled $453,000 and $1.4 million for the three and six months ended March 31, 1995, respectively, compared with $176,000 and $275,000 in the same periods last year.

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

     NJNG's off-system sales totaled 68 million therms and generated $888,000 of gross margin and 138 million therms and $1.5 million of gross margin in the three and six months ended March 31, 1995, respectively, compared with 91 million therms and $1 million of gross margin and 169 million therms and $1.9 of gross margin in the comparable periods last year. The decreases in sales and margin per therm were due primarily to increased competition and a change in the margin-sharing formula. The capacity release program generated gross margin of $787,000 and $1.3 million in the three and six months ended March 31, 1995, respectively, compared with $454,000 and $727,000 in the comparable periods last year. These increases were due primarily to increased marketing efforts.

  Operating Income Before Income Taxes and Net Income

     Operating income before income taxes increased by $2.6 million, or 6%, and by $5.8 million, or 10%, in the three and six months ended March 31, 1995, respectively, compared with the same periods last year, primarily due to the increased gross margin and lower operation and maintenance expenses.

     Net income increased by $1.7 million, or 7%, and by $3 million, or 9%, for the three and six months ended March 31, 1995, respectively, compared with the same periods last year as the higher operating income more than offset increased net interest expense in both periods, which was due primarily to higher short-term interest rates and lower capitalized interest.

NON-UTILITY OPERATIONS

     Paradigm Resources Corporation (PRC) was formed in 1992 as a sub-holding company to better segregate the Company's utility and non-utility operations. PRC includes the accounts of CR&R, NJR Energy and PPI.

     The financial results of PRC are summarized as follows:



                                                  Three Months Ended              Six Months Ended
                                                       March 31,                      March 31,
                                                --------------------          ----------------------
                                                 1995           1994           1995              1994
                                                 ----           ----           ----              ----
                                                                    (Thousands)

Revenues .................................      $6,577         $6,286         $13,497          $12,519
                                                ======         ======         =======          =======

Operating income before income taxes .....      $1,342           $148          $2,414           $2,054
                                                ======           ====          ======           ======

Income (loss) before SFAS 109 ............       $(416)         $(714)          $(914)           $(617)
                                                ======         ======          ======           ======

Net income (loss) ........................       $(416)         $(714)          $(914)            $122
                                                ======         ======          ======             ====


REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:



                                                 Three Months Ended              Six Months Ended
                                                       March 31,                      March 31,
                                                --------------------          ----------------------
                                                 1995           1994           1995              1994
                                                 ----           ----           ----              ----
                                                                    (Thousands)

Revenues .................................     $3,196         $3,213          $6,202           $6,342
                                               ======         ======          ======           ======

Operating income before income taxes .....     $1,623         $1,419          $3,090           $3,001
                                               ======         ======          ======           ======

Income (loss) before SFAS 109 ............        $38           $247            $(81)            $203
                                                  ===           ====           =====             ====

Net income (loss) ........................        $38           $247            $(81)            $863
                                                  ===           ====           =====             ====


     Earnings for the six months ended March 31, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 4 - Income Taxes for a discussion of this change in accounting principle.

     Operating income before income taxes for the three and six months ended March 31, 1995 increased by $203,000 and $88,000, respectively, compared with the same periods last year, reflecting primarily lower maintenance expenses resulting from the mild winter which more than offset slightly lower revenues due to tenant rollover activity.

     CR&R has determined that the book value of its undeveloped land inventory has reached its estimated net realizable value based upon its development strategy. CR&R is required to continue capitalizing carrying charges on its undeveloped land inventory until it is developed. Therefore, CR&R's results for the three and six months ended March 31, 1995 include a pre-tax allowance of $455,000 and $953,000, respectively, associated with the carrying costs of CR&R's undeveloped land inventory. Additional allowances for these capitalized carrying charges will continue until the land is developed. Results for the six months ended March 31, 1994 include pre-tax costs of $653,000 associated with the October 1993 redemption of CR&R's remaining $13.8 million outstanding principal of its 11 5/8% mortgage. These costs are reflected net of tax in Other income (expense), net on the Consolidated Statements of Income.

     Net income before the effect of SFAS 109 for the three and six months ended March 31, 1995, decreased by $208,000 and $283,000, respectively, reflecting primarily the aforementioned land allowances and an increase in net interest expense of $77,000 and $231,000, respectively, due to higher floating interest rates, which more than offset the slightly higher operating income.

     Since March 31, 1994, CR&R's inventory of completed space has remained unchanged at 914,200 square feet. The occupancy rate as of March 31, 1995 and 1994 was 96%.

OIL AND GAS OPERATIONS

     NJR Energy's financial results are summarized as follows:




                                                 Three Months Ended              Six Months Ended
                                                       March 31,                      March 31,
                                                --------------------          ----------------------
                                                 1995           1994           1995              1994
                                                 ----           ----           ----              ----
                                                                    (Thousands)

Revenues ...............................        $3,381         $3,073         $7,295           $6,177
                                                ======         ======         ======           ======

Operating loss before income taxes .....         $(169)       $(1,145)         $(446)           $(695)
                                                ======       ========         ======           ======

Net loss before SFAS 109 ...............         $(409)         $(874)         $(874)           $(648)
                                                ======         ======         ======           ======

Net loss ...............................         $(409)         $(874)         $(874)           $(569)
                                                ======         ======         ======           ======

     Earnings for the six months ended March 31, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $79,000. See Note 4 - Income Taxes for a discussion of this change in accounting principle.

     NJR Energy's earnings for the three and six months ended March 31, 1994 included a pre-tax write-down of $1 million related to the Bessie-8 pipeline investment.

     Excluding the 1994 write-down, NJR Energy's operating loss increased by $24,000 and $751,000 for the three and six months ended March 31, 1995 reflecting declining production and lower average gas prices which more than offset higher average oil prices.

     Production and price information are as follows:

                                      Three Months Ended     Six Months Ended
                                           March 31,            March 31,
                                      ------------------     -----------------
                                        1995       1994       1995        1994
                                       ------     ------     ------     ------
Gas production (mmcf) .........           723        947      1,448      1,883
Avg. gas price (mcf) ..........        $ 1.79     $ 1.79     $ 1.77     $ 1.84

Oil production (mmbl) .........          27.9       28.4       53.9       62.7
Avg. oil price (bbl) ..........        $16.61     $13.81     $16.56     $15.07

     NJR Energy's proved reserves at March 31, 1995 totaled 20.3 bcf of natural gas and 1.8 million barrels of oil.

     NJR Energy's ability to improve its financial results in the future is dependent on several factors including changes in oil and gas prices, the performance of reserve acquisitions, the results of development activity, the resolution of the Iroquois investigation, as discussed in Note 6 - Legal and Regulatory Proceedings - h. Iroquois, and other investments in areas such as gas gathering, storage and marketing, the amount and type of which will be determined by market and other conditions. NJR Energy's results of operations are expected to continue to be adversely impacted by one or a combination of these factors. The Company is continuing to evaluate its strategic alternatives with regard to this business segment.

LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At March 31, 1995, $120.5 million was outstanding under these agreements.

     The Company is responsible for meeting the common equity requirements of each subsidiary through new issuances, including the proceeds from its Dividend Reinvestment and Customer Stock Purchase Plan (DRP). In March 1995, the
Company registered an additional 1.53 million shares of common stock for issuance and sale under the DRP with the Securities and Exchange Commission.

UTILITY

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments mandated by changes in New Jersey law, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $60 million with a number of commercial banks and has an additional $25 million in lines of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

     Remaining fiscal 1995 construction expenditures are estimated at $16 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG also has additional capital requirements of approximately $48 million resulting from the acceleration of GRFT payments to the State of New Jersey. NJNG expects to finance these expenditures through internal generation, the issuance of short and long-term debt and proceeds from the Company's DRP, the amount and timing of which will be affected by market conditions and other factors.

     NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

NON UTILITY

REAL ESTATE

     CR&R's capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. Under these parameters, the Board of Directors has approved the construction of a 77,400 square foot flex building on 10 acres of land in its Monmouth Shores Corporate Park (MSCP) at an expected cost of $5.5 million in fiscal 1995. MSCP currently has 74 acres of undeveloped land. Such capital expenditures are expected to be funded through bank loans obtained by the Company and internal generation.

OIL AND GAS

     In April 1994 the Company announced that it plans to reallocate much of the capital previously dedicated to the development of natural gas and oil reserves to investments with closer strategic ties to the rest of its energy businesses. No further exploration is planned.

     Consistent with this strategy, NJR Energy formed NJR Storage Corporation (Storage) in December 1994 and announced its participation in a partnership with affiliates of Tejas Power Corporation, NIPSCO Industries, Inc., Dayton Power and Light, Inc. and Public Service Enterprise Group to form Market Hub Partners, L.P. (MHP). MHP is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of March 31, 1995, Storage's 5.67% equity investment in MHP totaled $2.2 million. Storage expects to invest an additional $5.3 million in MHP over the next two years.

     Remaining capital expenditures for the development of oil and gas reserves in fiscal 1995 are expected to total up to $2.9 million, depending on market conditions, the evaluation of strategic alternatives and other factors. These expenditures are expected to be funded through bank loans obtained by the Company, proceeds from the Company's DRP and internal generation.

                          PART II--OTHER INFORMATION


Item 1. Legal Proceedings

     Information required by this Item is incorporated by reference to Note 5 - Legal and Regulatory Proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

     On March 8, 1995, the stockholders voted for the following matters at the annual stockholder meeting.

     (a) The election of four (4) directors to serve for three-year terms expiring in 1998 and until their respective successors have been duly elected. The results of the voting were as follows:

Director                                      For                 Against
- --------                                      ---                 -------
Joe B. Foster .......................         14,326,543          273,773
Charles G. Stalon ...................         14,304,102          296,215
Oliver G. Richard III ...............         14,323,889          276,427
John J. Unkles ......................         14,320,116          280,200

     (b) The stockholders approved a proposal to adopt an Outside Director Restricted Stock And Stock Option Program. The results were as follows:

           For                      Against              Abstain
           ----------               ---------            -------
           12,463,381               1,652,762            484,173

     (c) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1995. The results were as follows:

           For                      Against              Abstain
           ----------               -------              -------
           14,301,774               116,495              182,048

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     27-1 Financial Data Schedule

     (b) Reports of Form 8-K

     The Company filed two reports on Form 8-K, under Item 5 - Other Events, dated March 15, 1995 and March 21, 1995 with respect to the resignation of Mr. Oliver G. Richard III, its Chairman, President and Chief Executive Officer and the appointment of Bruce Coe as Chairman, President and Chief Executive Officer, respectively.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEW JERSEY RESOURCES CORPORATION



Date:  May 9, 1995                             /s/  LAURENCE M. DOWNES
       -----------                                  ---------------------
                                                    Laurence M. Downes
                                                    Senior Vice President and
                                                    Chief Financial Officer




Date:  May 9, 1995                             /s/  GLENN C. LOCKWOOD
       -----------                                  --------------------
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


                                            NEW JERSEY RESOURCES CORPORATION


Date:  May 9, 1995
       ------------                                  --------------------------
                                                     Laurence M. Downes
                                                     Senior Vice President and
                                                     Chief Financial Officer





Date:  May 9, 1995
       ------------                                 -------------------------
                                                    Glenn C. Lockwood
                                                    Vice President, Controller
                                                    and Chief Accounting Officer