Form 10-Q
period 1995-06-30
NEW JERSEY RESOURCES CORP
filed 1995-08-11
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995       Commission file number 1-8359


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                             YES: [X]        No: [ ]

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 1995, was 17,777,346.



                                         NEW JERSEY RESOURCES CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                                                                Three Months Ended     Nine Months Ended
                                                                     June 30,              June 30,
                                                               -------------------     ------------------
                                                                1995        1994       1995         1994
                                                               ------      -------     -----        -----
                                                                   (Thousands, except per share data)

OPERATING REVENUES........................................    $76,262     $75,137    $404,618     $433,410
                                                              -------     -------    --------     --------
OPERATING EXPENSES
 Gas purchases............................................     42,264      38,852     225,652      250,253
 Operation and maintenance................................     14,610      15,317      44,356       47,765
 Depreciation and amortization............................      5,710       5,320      17,135       16,409
 Gross receipts tax, etc..................................      7,018       7,505      41,318       47,743
 Federal income taxes.....................................         18         993      19,006       18,970
                                                              -------     -------    --------     --------
   Total operating expenses...............................     69,620      67,987     347,467      381,140
                                                              -------     -------    --------     --------
OPERATING INCOME..........................................      6,642       7,150      57,151       52,270

Other income, net.........................................        693       2,282         750        2,033

Interest charges, net.....................................      5,747       5,640      18,358       15,593
                                                              -------     -------    --------     --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.....      1,588       3,792      39,543       38,710

Preferred stock dividends.................................        403         416       1,229        1,249
                                                              -------     -------    --------     --------
INCOME FROM CONTINUING OPERATIONS ........................      1,185       3,376      38,314       37,461

DISCONTINUED OPERATIONS

Loss from operations, net................................         --          (74)       (395)        (364)

Loss from disposal, including provision for estimated
  operating losses during phase-out period, less
  applicable income tax benefits of $4,665. .............      (8,665)         --      (8,665)          --

Cumulative effect of change in
  accounting for income taxes............................         --           --         --           721
                                                              -------     -------    --------     --------
NET INCOME (LOSS) .......................................     $(7,480)    $ 3,302    $ 29,254     $ 37,818
                                                              =======     =======    ========     ========
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS.....        $.07        $.20       $2.18        $2.20

Loss per common share from discontinued operations.......        (.49)       (.01)       (.51)        (.02)

Cumulative effect of change in accounting for
  income taxes ..........................................          --          --         --           .04
                                                                -----        ----       -----        -----
EARNINGS (LOSS) PER COMMON SHARE.........................       $(.42)       $.19       $1.67        $2.22
                                                                =====        ====       =====        =====
DIVIDENDS PER COMMON SHARE...............................        $.38        $.38       $1.14        $1.14
                                                                =====        ====       =====        =====
AVERAGE SHARES OUTSTANDING...............................      17,672      17,158      17,547       17,035
                                                               ======      ======      ======       ======



See Notes to Consolidated Financial Statements


                        NEW JERSEY RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Nine Months Ended
                                                                  June 30,
                                                              ------------------
                                                               1995       1994
                                                              ------     -------
                                                                 (Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................    $ 29,254  $ 37,818
Adjustments to reconcile net income to cash flows
  Depreciation and amortization...........................     20,279    20,940
  Loss from disposal of discontinued operations...........      8,665      --
  Amortization of deferred charges........................      1,520     1,770
  Deferred income taxes...................................      2,230     9,488
  Cumulative effect of change in accounting for income
    taxes.................................................        --       (721)
  Change in working capital...............................     30,168   (22,780)
  Other, net..............................................      1,603    (3,585)
                                                             --------  ---------
Net cash flows from operating activities..................     93,719    42,930
                                                             --------  ---------
CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from long-term debt.............................    25,000    41,651
  Proceeds from common stock...............................     8,360     9,231
  Payments of long-term debt and preferred stock...........    (6,493)  (17,151)
  Payments of common stock dividends.......................   (19,883)  (19,309)
  Net change in short-term debt............................   (50,600)  (18,100)
                                                             --------  ---------
Net cash flows used in financing activities ...............   (43,616)   (3,678)
                                                             --------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for
  Utility plant ...........................................   (38,957)  (34,398)
  Real estate properties...................................    (2,404)   (2,205)
  Oil and gas properties...................................    (1,195)   (1,517)
  Equity investments.......................................    (4,507)       --
  Proceeds from sale of assets.............................       --      2,000
  Cost of removal and other................................    (3,378)   (2,030)
                                                             --------  ---------
Net cash flows used in investing activities................   (50,441)  (38,150)
                                                             --------  ---------
Net change in cash and temporary investments...............      (338)    1,102
Cash and temporary investments at September 30.............     1,951     1,555
                                                             --------  ---------
Cash and temporary investments at June 30..................  $  1,613  $  2,657
                                                             ========  =========
CHANGES IN COMPONENTS OF WORKING CAPITAL

  Receivables..............................................  $(10,407) $(19,192)
  Inventories..............................................    18,904    13,363
  Deferred gas costs.......................................    25,039     7,978
  Purchased gas............................................     5,269    (5,701)
  Accrued taxes............................................     3,439   (15,505)
  Customers' credit balances and deposits..................    (4,888)   (1,431)
  Other, net...............................................    (7,188)   (2,292)
                                                             --------  ---------
     Total.................................................  $ 30,168  $(22,780)
                                                             ========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
  Interest (net of amounts capitalized)....................  $ 18,948  $ 15,247
  Income taxes.............................................  $  4,805  $  5,948

See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            June 30,   September 30,   June 30,
                                              1995         1994          1994
                                            --------   -------------  ----------
                                           (unaudited)               (unaudited)
                                                        (Thousands)

PROPERTY, PLANT AND EQUIPMENT
  Utility plant........................     $728,805     $691,757    $671,696
  Real estate properties...............      106,715      104,309     104,575
  Oil and gas properties ..............        --          63,224      63,507
                                            --------     --------    --------
                                             835,520      859,290     839,778
  Accumulated depreciation and
    amortization.......................     (193,941)    (218,913)   (215,304)
                                            --------     --------    --------
  Property, plant and equipment, net...      641,579      640,377     624,474
                                            --------     --------    --------
CURRENT ASSETS
  Cash and temporary investments.......        1,613        1,951       2,657
  Customer accounts receivable.........       31,868       18,805      41,590
  Unbilled revenues....................        8,543        9,136       2,528
  Allowance for doubtful accounts......       (1,175)        (657)     (1,368)
  Gas in storage, at average cost......       14,289       33,483      23,081
  Materials and supplies, at
    average cost.......................        7,433        7,143       7,929
  Prepaid state taxes..................       21,038       11,077      15,766
  Deferred gas costs...................        3,983       16,008       6,308
  Net assets of discontinued
    operations.........................       14,936          --          --
  Other................................        5,857        6,285       6,462
                                            --------     --------    --------
      Total current assets.............      108,385      103,231     104,953
                                            --------     --------    --------
DEFERRED CHARGES AND OTHER ............       43,140       53,739      44,518
                                            --------     --------    --------
      Total assets.....................     $793,104     $797,347    $773,945
                                            ========     ========    ========

See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                            June 30,   September 30,  June 30,
                                              1995         1994         1994
                                           ----------  ------------- ----------
                                           (unaudited)               (unaudited)
                                                        (Thousands)
CAPITALIZATION
  Common stock equity..................     $267,682     $250,163    $258,687
  Redeemable preferred stock...........       21,015       22,070      22,070
  Long-term debt.......................      322,327      323,590     301,690
                                            --------     --------    --------
      Total capitalization.............      611,024      595,823     582,447
                                            --------     --------    --------
CURRENT LIABILITIES
  Current maturities of
    long-term debt......................       3,564        4,315       4,403
  Short-term debt.......................      12,900       42,000      36,800
  Purchased gas.........................      20,219       14,950      19,114
  Accounts payable and other............      32,870       36,163      31,626
  Accrued taxes.........................      16,530        3,130      11,507
  Customers' credit balances
    and deposits........................       9,592       14,480      10,208
                                            --------     --------    --------
      Total current liabilities.........      95,675      115,038     113,658
                                            --------     --------    --------
DEFERRED CREDITS
  Deferred income taxes  ...............      50,263       52,698      48,111
  Deferred investment tax credits.......      11,730       12,025      12,129
  Other.................................      24,412       21,763      17,600
                                            --------     --------    --------
      Total deferred credits............      86,405       86,486      77,840
                                            --------     --------    --------
      Total capitalization and
        liabilities.....................    $793,104     $797,347    $773,945
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

2. Principles of Consolidation

     In June 1995, the Company formed NJR Energy Services Corporation (Energy Services), a non-utility sub-holding company, to better segregate its energy-related, non-utility operations and a subsidiary of Energy Services, New Jersey Natural Energy Company (Natural Energy), to facilitate the unregulated marketing of natural gas and related services. The agency sales function of New Jersey Natural Gas Company (NJNG) was transferred to Natural Energy in the third quarter. The consolidated financial statements include the accounts of the Company and its subsidiaries -- NJNG, Energy Services and Paradigm Resources Corporation (PRC). Commercial Realty & Resources Corp. (CR&R), NJR Energy Corporation (NJR Energy) and Paradigm Power, Inc. (PPI) are wholly owned subsidiaries of PRC. In the fourth quarter of fiscal 1995, NJR Energy and PPI will be transferred to Energy Services. Significant intercompany accounts and transactions have been eliminated.

3. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of its affiliates, NJR Energy and New Jersey Natural Resources Company (NJNR). The Company has accounted for this segment as a discontinued operation and has recorded an after-tax charge of $8.7 million, or $.49 per share, in the third fiscal quarter. This charge is based on estimates of the anticipated loss from operations until the assets are sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa. The Company expects to complete the sale of its reserves within one year and use the proceeds to reduce outstanding debt. Operating revenues for the discontinued operation were $3 million and $9.8 million for the three and nine months ended June 30, 1995 and $3.4 million and $10 million for the three and nine months ended June 30, 1994. At June 30, 1995, the net assets of the discontinued operation, consisting of oil and gas properties and related investments at estimated net realizable value, are classified as current assets.

4. New Accounting Standard

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

5. Income Taxes

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

6. Capitalized Interest

     Capitalized interest and total interest charges for the three and nine months ended June 30, 1995 and 1994, respectively, are as follows:

                                 Three Months Ended,     Nine Months Ended,
                                      June 30,                June 30,
                                 -------------------     ------------------
                                 1995          1994      1995          1994
                                 ----          ----      ----          ----
                                                (Thousands)

Capitalized Interest             $  842    $  453      $ 1,923     $ 2,128
                                 ======    ======      =======     =======

Total Interest Charges           $6,305    $6,236      $20,281     $18,087
                                 ======    ======      =======     =======


7. Legal and Regulatory Proceedings

a. Levelized Gas Adjustment Clause (LGA)
- ----------------------------------------

     On July 26, 1995, NJNG filed its annual LGA with the New Jersey Board of Public Utilities (BPU). The filing supports a $4.8 million annual decrease in gas costs beginning October 1, 1995 and the continuation of both NJNG's margin sharing formulae associated with its off-system gas and capacity sales and the Financial Risk Management Program (FRM) designed to provide price stability to the systems' gas supply portfolio. In addition, NJNG proposed an incentive plan for a limited portion of its gas purchased to be injected into storage wherein purchase price differences from an established benchmark would be shared between customers and shareholders.

b. Weather-Normalization Clause
- -------------------------------

     See Management's Discussion and Analysis of Financial Condition and Results of Operations--Utility Operations--Residential and Commercial for a discussion of the continuation of NJNG's weather-normalization clause.

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

     One of the SBA sites was the subject of a NJDEPE Directive and Notice alleging that the tar emulsion/sand and gravel mixture was a contributing factor to the contamination of ground water at a residential community. In June 1995, the NJDEPE notified NJNG that it was removing NJNG without prejudice as a respondent to such NJDEPE Directive and Notice.

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

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois and Pipeline's 2.8% equity interest, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of June 30, 1995 was $6.2 million.

i. Bessie-8
- -----------

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

     In October 1992, the Joint Venture, et al. filed a Petition for Review in the nature of a declaratory judgment action in the Commonwealth Court seeking among other things, a declaratory order that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Oral argument was held in March 1993. In January 1993, the Joint Venture, et al. filed a second Petition for Review with the Commonwealth Court challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a certificate of public convenience and necessity, pending the outcome of the March 1993 oral argument. On July 2, 1993, the Commonwealth Court issued an order denying People's motion to lift the stay pending appeal. On December 16, 1993, the Commonwealth Court granted the Joint Venture, et al. a declaratory judgment that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. Peoples and the PaPUC have appealed this decision to the Pennsylvania Supreme Court. In July 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court, holding that the tie vote by the PaPUC cannot constitute final action on Peoples' complaint and that the PaPUC was not prohibited from taking its vote in October 1992. The Joint Venture, et al. are currently examining their options in light of the Pennsylvania Supreme Court's ruling.

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

j. Various
- ----------

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

8.  Commitments and Contingent Liabilities

     In March 1992, NJR Energy and the Company entered into long-term, fixed-price contracts to sell natural gas to a gas marketing company. In October 1994, in conjunction with a shift in capital allocation policy, NJR Energy entered into a swap agreement which hedges its risk for sales volumes under the contract which are in excess of the estimated production from existing reserves. As discussed in Note 3. Discontinued Operations, NJR Energy plans to sell its reserves pursuant to a plan to exit the oil and natural gas production business. In June 1995, NJR Energy entered into a second swap agreement in order to hedge its risk for sales volumes under such contract that would have otherwise been fulfilled by its reserves. NJR Energy received a cash payment of $3.3 million in conjunction with this swap agreement which, at June 30, 1995, is included in Other deferred credits and will be amortized to income over the fifteen year life of the agreement. Under the swap agreements, commencing November 1995 until the expiration of the gas supply contract, NJR Energy will pay to the counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by the counterparties of an index price plus a spread per mmbtu for the total volumes under the gas supply contract. The respective obligations of NJR Energy and the counterparties under the swap agreements are guaranteed, subject to a maximum amount, by the Company and the respective counterparties' parent corporations. In the event of nonperformance by the counterparties and their parent corporations, NJR Energy's financial results would be impacted by the difference, if any, between the fixed price it is receiving under the gas contract compared with the price of natural gas in the spot market. However, the Company does not anticipate nonperformance by the counterparties.

9. Other

     At June 30, 1995, there were 17,690,396 shares of common stock outstanding and the book value per share was $15.13.

     Certain reclassification have been made of previously reported amounts to conform with current year classifications.

10. Subsequent Event

     In August 1995, NJNG entered into a loan agreement with the New Jersey Economic Development Authority (the Authority) under which the Authority loaned to NJNG the proceeds from the Authority's $25 million Natural Gas Facilities Refunding Revenue Bonds, Series 1995A (the Refunding Bonds) and its $16 million Natural Gas Facilities Revenue Bonds, Series 1995B (the Revenue Bonds, collectively, the EDA Bonds). The rates of interest on the EDA Bonds are variable, currently set at a daily mode, and may be changed from time to time by NJNG to daily, weekly, flexible or long-term interest rate modes, not to exceed 12% per annum. The EDA Bonds mature on August 1, 2030. To provide initial liquidity support for the mandatory and optional tender provisions of the EDA Bonds, NJNG also entered into a standby bond purchase agreement with a bank. To secure its loan from the Authority, NJNG issued $25 million of its First Mortgage Bonds, Adjustable Rate Series AA and $3.5 million of its First Mortgage Bonds, Adjustable Rate Series BB (Series BB Bonds), with interest rates and maturity dates similar to those of the Refunding Bonds and Revenue Bonds, respectively. The proceeds from the Refunding Bonds are being held in escrow to be used for the expected redemption in September 1995 of NJNG's $25 million, 8 1/2% Series R First Mortgage Bonds due 2018. The proceeds from the Revenue Bonds were deposited into a project construction fund with the indenture trustee for the EDA Bonds. NJNG may obtain such funds in reimbursement of its qualified expenditures relating to the project upon delivering an equivalent amount of its Series BB Bonds to the indenture trustee. The $3.5 million of Series BB Bonds, together with the remaining $12.5 million of proceeds from the Revenue Bonds in the project construction fund, are held as security for the Revenue Bonds.

                        NEW JERSEY RESOURCES CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE AND NINE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

     The Company's consolidated results for the three and nine months ended June 30, 1995 were a loss of $.42 per share and income of $1.67 per share, respectively, compared with income of $.19 per share and $2.22 for the same periods last year. As discussed in Note 3. Discontinued Operations, the results of the three and nine months ended June 30, 1995 include a charge of $8.7 million, or $.49 per share, associated with the Company's decision to exit the oil and gas production business. The results for the nine months ended June 30, 1994 included a non-cash credit of $.04 per share from the adoption of SFAS 109, "Accounting for Income Taxes".

     Earnings from continuing operations were $1.2 million, or $.07 per share, and $38.3 million, or $2.18 per share, for the three and nine months ended June 30, 1995, respectively, compared with $3.4 million, or $.20 per share, and $37.5 million, or $2.20 per share, for the same periods last year. Last year's results from continuing operations for both periods included a one-time gain from the termination of a power purchase agreement of $.13 per share. Excluding the effect of this one-time gain, earnings per share from continuing operations were unchanged for the three months ended June 30, 1995 and increased by 5% for the nine months ended June 30, 1995 compared with the same periods last year.

UTILITY OPERATIONS

NJNG's financial results are summarized as follows:

                                    Three Months Ended,       Nine Months Ended,
                                         June 30,                 June 30,
                                    -------------------      -------------------
                                       1995       1994         1995        1994
                                       ----       ----         ----        ----
                                                    (Thousands)
Gross margin
  Residential and commercial          $24,592    $26,858    $128,251    $127,865

  Interruptible and agency             (1,362)       378         248         822
  Off system and capacity release         561        368       3,390       2,964
                                      -------    -------    --------    --------
     Total gross margin               $23,791    $27,604    $131,889    $131,651
                                      =======    =======    ========    ========
Operating income before income taxes  $ 3,715    $ 6,707    $ 69,767    $ 66,967
                                      ========   =======    ========    ========
Net income                            $   (75)   $ 1,259    $ 37,427    $ 35,734
                                      ========   =======    ========    ========

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

     Gross margin from sales to firm customers decreased by $2.3 million, or 8%, for the three months ended June 30, 1995, compared with a year ago, due primarily to a less than 1% decrease in firm therm sales which more than offset customer growth.

     Gross margin from sales to firm customers increased slightly for the nine months ended June 30, 1995, compared with last year, due primarily to the impact of customer growth and higher base rates which more than offset an 11% decrease in firm therm sales. NJNG received a base rate increase of $7.5 million, or 2%, effective in January 1994 which increased gross margin by approximately $2 million for the nine-month period.

     The decline in firm therm sales in both periods was due to the weather, which was 4% warmer than last year, and lower average customer usage, which more than offset the impact of 13,125 customer additions during the twelve months ended June 30, 1995. Average customer usage was approximately 8% lower than expected due to the consistently warmer-than-normal weather experienced throughout the nine months ended June 30, 1995, which was the third warmest winter in NJNG's history. The usage level embedded in rates is not protected by the WNC.

     The weather for the nine months ended June 30, 1995 was 2% warmer than normal, or the 10-year average. The impact of warmer weather on gross margin was partially mitigated by the above-mentioned WNC. Under this rate mechanism, a total of $1.9 million of gross margin was accrued for future recovery from customers in fiscal 1995. This contrasts with the activity under the WNC during the two years ended September 30, 1994 when, due to colder-than-normal weather, NJNG deferred a total of $4.2 million of gross margin, of which $4 million has been credited to customers as of June 30, 1995.

     Interruptible and Agency

     NJNG services 35 customers through interruptible sales and/or transportation tariffs and through May 31, 1995 served certain of these customers through agency sales agreements. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% and 6% of total therm throughput in the nine months ended June 30, 1995 and 1994, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales with the balance credited to residential and commercial customers through the LGA clause.

     In June 1995, the agency sales function was transferred to the Company's newly formed unregulated subsidiary, New Jersey Natural Energy Company. Margin from agency sales agreements totalled $258,000 and $533,000 for the three and nine months ended June 30, 1994, respectively.

     Off System and Capacity Release

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of its franchise territory. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline system when the capacity is not needed for its own system requirements. Effective January 1994, NJNG retains 20% of the gross margin from off-system sales and capacity release.

     NJNG's off-system sales totaled 53 million therms and generated $63,000 of gross margin and 191 million therms and $1.5 million of gross margin for the three and nine months ended June 30, 1995, respectively, compared with 37 million therms and $102,000 of gross margin and 206 million therms and $2 million of gross margin in the comparable periods last year. The decreases in margin per therm were due primarily to increased competition and a change in the margin-sharing formula. The capacity release program generated gross margin of $500,000 and $1.8 million in the three and nine months ended June 30, 1995, respectively, compared with $266,000 and $1 million in the comparable periods last year. These increases were due primarily to increased marketing efforts.

Operating Income Before Income Taxes and Net Income

     Operating income before income taxes decreased by $3 million and net income decreased by $1.3 million in the three months ended June 30, 1995, compared with last year, due primarily to the lower firm margin and the transfer of the agency sales function.

     Operating income before income taxes increased by $2.8 million and net income increased by $1.7 million for the nine months ended June 30, 1995, compared with last year, due to lower operation and maintenance expenses resulting primarily from lower health care and inventory costs which more than offset increased net interest expense, which was due primarily to higher short-term interest rates and lower capitalized interest.

NON-UTILITY OPERATIONS

REAL ESTATE OPERATIONS

CR&R's financial results are summarized as follows:

                                     Three Months Ended,      Nine Months Ended,
                                           June 30,                June 30,
                                     -------------------      ------------------
                                        1995       1994        1995        1994
                                        ----       ----        ----        ----
                                                     (Thousands)

Revenues                               $3,177      $2,928     $9,379      $9,270
                                       ======      ======     ======      ======
Operating income before income taxes   $1,563      $1,157     $4,653      $4,158
                                       ======      ======     ======      ======
Income (loss) before SFAS 109          $  (16)     $   55     $  (97)     $  258
                                       ======      ======     ======      ======
Net income (loss)                      $  (16)     $   55     $  (97)     $  918
                                       ======      ======     ======      ======

     Earnings for the nine months ended June 30, 1994 include the cumulative effect of adopting SFAS 109 which was a non-cash credit to net income of $660,000. See Note 5 -- Income Taxes for a discussion of this change in accounting principle.

     Operating income before income taxes for the three and nine months ended June 30, 1995 increased by $406,000 and $495,000, respectively, compared with the same periods last year, reflecting primarily lower maintenance expenses resulting from the mild winter.

     In the first quarter of fiscal 1995, CR&R determined that the book value of its undeveloped land inventory had reached its estimated net realizable value based upon its development strategy. CR&R is required to continue capitalizing carrying charges on its undeveloped land inventory until it is developed. Therefore, CR&R's results for the three and nine months ended June 30, 1995 include a pre-tax allowance of $444,000 and $1.4 million, respectively, associated with the carrying costs of CR&R's undeveloped land inventory. Additional allowances for these capitalized carrying charges will continue until the land is developed. Results for the nine months ended June 30, 1994 include pre-tax costs of $653,000 associated with the October 1993 redemption of CR&R's remaining $13.8 million outstanding principal of its 11 5/8% mortgage.

     Net income before the effect of SFAS 109 for the three and nine months ended June 30, 1995, decreased by $71,000 and $355,000, respectively, reflecting primarily the aforementioned land allowances and an increase in net interest expense due to higher floating interest rates, which more than offset the higher operating income.

     Since June 30, 1994, CR&R's inventory of completed space has remained unchanged at 914,200 square feet. The occupancy rate as of June 30, 1995 and 1994 was 96%.

OIL AND GAS OPERATIONS

     See Note 3. Discontinued Operations for a discussion of the Company's decision to exit the oil and gas production business and account for this segment as a discontinued operation. NJR Energy's continuing operations consist of its equity investments in the Iroquois Gas Transmission System, L.P. and the Market Hub Partners, L.P.

     NJR Energy's financial results from continuing operations are summarized as follows:

                                     Three Months Ended,      Nine Months Ended,
                                           June 30,                June 30,
                                     -------------------     -------------------
                                      1995        1994        1995        1994
                                      ----        ----        ----        ----
                                                    (Thousands)

Revenues                              $ 281       $ 166      $ 802       $ 621
                                      =====       =====      =====       =====
Operating income before income taxes  $ 110       $ (45)     $ 279       $  (7)
                                      =====       =====      =====       =====
Net loss                              $(156)      $(233)     $(636)      $(591)
                                      =====       =====      =====       =====

     The net loss in all periods is due to the interest expense related to the debt that is estimated to remain after the sale of the reserves. The Company plans to use cash flow generated by NJR Energy's equity investments and to make additional contributions from proceeds of the Company's Dividend Reinvestment and Customer Stock Purchase Plan (DRP) to reduce such debt.

LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed bank credit facilities totaling $145 million and has a $10 million credit facility available on an offering basis. At June 30, 1995, $115.8 million was outstanding under these agreements.

     The Company is responsible for meeting the common equity requirements of each subsidiary through new issuances, including the proceeds from its DRP. In March 1995, the Company registered an additional 1.53 million shares of common stock for issuance and sale under the DRP with the Securities and Exchange Commission.

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

     Remaining fiscal 1995 construction expenditures are estimated at $7 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through the issuance of short and long-term debt and proceeds from the Company's DRP, the amount and timing of which will be affected by market conditions and other factors.

     NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors. See Note 10. Subsequent Events for a discussion of recent financing and refinancing activity.

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

OIL AND GAS

     NJR Energy formed NJR Storage Corporation (Storage) in December 1994 and announced its participation in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of June 30, 1995, Storage's 5.67% equity investment in MHP totaled $4 million. Storage expects to invest an additional $3.5 million in MHP over the next two years.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Information required by this Item is incorporated by reference to
Note 7 -- Legal and Regulatory Proceedings.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     27-1 Financial Data Schedule

     (b) Reports of Form 8-K

     The Company filed a report on Form 8-K Item 5. -- Other Items, dated May 19, 1995 with respect to the announcement that it will exit the oil and natural gas production business and pursue the sale of the reserves and related assets of its affiliates, NJR Energy Corporation and New Jersey Natural Resources Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NEW JERSEY RESOURCES CORPORATION



Date:  August 11, 1995                  /s/Laurence M. Downes
                                        ----------------------------------------
                                           Laurence M. Downes
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

Date:  August 11, 1995                  /s/Glenn C. Lockwood
                                       -----------------------------------------
                                           Glenn C. Lockwood
                                           Vice President, Controller
                                           and Chief Accounting Officer