Form 10-K
period 1995-09-30
NEW JERSEY RESOURCES CORP
filed 1995-12-29
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995       Commission file number 1-8359

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

          Securities registered pursuant to Section 12 (b) of the Act:

Common Stock - $2.50 Par Value                New York Stock Exchange
   (Title of each class)            (Name of each exchange on which registered)


          Securities registered pursuant to Section 12 (g) of the Act:

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

                                   YES:  No: X

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $511,244,659 based on the closing price of $28.75 per share on December 15, 1995.

The number of shares outstanding of $2.50 par value Common Stock as of December 15, 1995 was 17,928,239.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 1996, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
     ITEM  1 - Business                                                        1
               Business Segments
                 New Jersey Natural Gas Company
                   General                                                     2
                   Throughput                                                  2
                   Seasonality of Gas Revenues                                 3
                   Gas Supply                                                  3
                   Regulation and Rates                                        5
                   Environment                                                 8
                   Franchises                                                  8
                   Competition                                                 9
                 New Jersey Natural Energy Company                             9
                 NJR Energy Corporation                                        9
                 Commercial Realty & Resources Corp.                          10
                 Paradigm Power, Inc.                                         11
               Employee Relations                                             12
               Executive Officers of the Registrant                           12

     ITEM  2 - Properties                                                     13

     ITEM  3 - Legal Proceedings                                              15

     ITEM  4 - Submission of Matters to a Vote of Security Holders            21

PART II

     ITEM  5 - Market for the Registrant's Common Stock and Related
                 Stockholder Matters                                          22

     ITEM  6 - Selected Financial Data                                        22

     ITEM  7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          22

     ITEM  8 - Financial Statements and Supplementary Data                    22

     ITEM  9 - Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          22

PART III

     ITEMS 10, 11, 12, and 13                                                 22

PART IV

     ITEM 14 - Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                      23

     Index to Financial Statement Schedules                                   24

Signatures                                                                    26
Report of Independent Public Accountants                                      27
Consent of Independent Public Accountants                                     27
Exhibit Index                                                                 28

                                     PART I

ITEM 1. BUSINESS

     New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy holding company and its subsidiaries are engaged primarily in natural gas distribution, unregulated marketing of natural gas and fuel and capacity management services, oil and natural gas transportation and storage and commercial real estate development as follows:

1) New Jersey Natural Gas Company (NJNG), a public utility that distributes natural gas to more than 352,000 residential, commercial and industrial customers throughout virtually all of Monmouth and Ocean counties, and parts of Morris and Middlesex counties in New Jersey;

2) NJR Energy Services Corporation (Energy Services), a sub-holding company of NJR formed in 1995 to better segregate the Companies energy-related operations which includes the following wholly-owned subsidiaries:

     New Jersey Natural Energy Company (Natural Energy), formed in 1995 to participate in the unregulated marketing of natural gas and fuel and capacity management services; and

     NJR Energy Corporation (NJR Energy), a participant in oil and natural gas development, production, transportation, storage and other energy related ventures in various locations in the United States through its subsidiaries, New Jersey Natural Resources Company (NJNR), NJNR Pipeline Company (Pipeline), NJR Storage Corporation (Storage), Natural Resources Compressor Company (Compressor) and NJRE Operating Company (NJRE Operating);

3) NJR Development Corporation, formerly Paradigm Resources Corporation, a sub-holding company of NJR which includes the Company's remaining non-regulated subsidiaries, as follows:

     Paradigm Power, Inc. (PPI), which was formed to develop and invest in natural gas-fueled cogeneration and independent power production projects and its subsidiaries, Lighthouse One, Inc. and Lighthouse II, Inc.;

     Commercial Realty & Resources Corp. (CR&R), which develops and owns commercial office and mixed-use commercial/industrial real estate projects located in New Jersey; and

     NJR Computer Technologies, Inc., which has invested in certain information technologies.

     See Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the Company's decision to exit the oil and gas production business and no longer pursue investments in cogeneration and independent power production facilities. See Item 1. Business - Commercial Realty & Resources Corp. below and Note 12 to the Consolidated Financial Statements - Subsequent Event in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the sale of certain real estate assets.

     The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA).

                                BUSINESS SEGMENTS

     See Note 11 to the Consolidated Financial Statements - Business Segment Data in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

     NJNG provides natural gas service to more than 352,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

     NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. NJNG's service territory is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 12,465, 11,222 and 9,306 new customers in 1995, 1994 and 1993, respectively. This growth rate of more than 3% is expected to continue with projected additions of 60,700 new customers over the next five years. See Liquidity and Capital Resources-NJNG in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of NJNG's projected capital expenditure program associated with this growth in 1996 and 1997.

     In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards which describes housing development in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. Finally, NJNG uses information concerning its service territory and projected population growth rates from a study prepared by outside consultants. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil. It is estimated that approximately 35% of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

     For the fiscal year ended September 30, 1995, operating revenues and throughput by customer class were as follows:
                                                                Throughput
(Thousands)                         Operating Revenues     (Thousands of Therms)
-----------                         ------------------     ---------------------
Residential ......................  $282,015      66%       339,254          28%
Commercial, industrial and other .    76,483      18        102,910           9
Firm transportation ..............     4,864       1         16,007           1
                                    --------     ---      ---------         ---
Total firm .......................   363,362      85        458,171          38
Interruptible and agency .........     6,512       2        103,714           9
JCP&L ............................     4,357       1         20,542           1
                                    --------     ---      ---------         ---
Total system .....................   374,231      88        582,427          48
Off system and capacity release ..    52,431      12        625,984          52
                                    --------     ---      ---------         ---
 Total ...........................  $426,662     100%     1,208,411         100%
                                    ========     ===      =========         ===

     See Utility Operations in the Company's 1995 Annual Report, filed as
Exhibit 13-1 hereto, for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues

     As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are largely affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See Liquidity and Capital Resources - NJNG in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the effect of seasonality on cash flow.

     The impact of weather on the level and timing of NJNG's revenues and cash flows is affected by a weather-normalization clause (WNC) in its tariff which became effective for two years on an experimental basis in October 1992. NJNG received approval from the New Jersey Board of Public Utilities (the BPU) in November 1995 to continue the clause. The WNC provides for a revenue adjustment if the weather varies by more than one-half of 1% from the ten-year average. The accumulated adjustment from one heating season (i.e., October-May) will be billed or credited to customers in the subsequent heating season. See Note 8 to the Consolidated Financial Statements -- Regulatory Issues in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for additional information with regard to the weather-normalization clause.

Gas Supply

A) Firm Natural Gas Supplies

     Due to Order Nos. 636, 636A and 636B, issued by the Federal Energy Regulatory Commission (FERC) in 1992, (collectively, Order No. 636), NJNG has had to change the manner in which it purchases natural gas supplies. Before Order No. 636, NJNG purchased a significant percentage of its gas supplies from its interstate pipeline suppliers. As a result of Order 636, NJNG's pipeline suppliers no longer provide a bundled transportation and sales services, but instead only transport natural gas supplies on behalf of others. Accordingly, NJNG has been required to replace the natural gas supplies formerly purchased from interstate pipelines.

     NJNG currently purchases gas from a diverse gas supply portfolio consisting of both long-term (over six months), winter-term (for the five winter months) and short-term contracts. In 1995, NJNG purchased gas from 34 suppliers under contracts ranging from less than one month to seventeen years. NJNG has seven long-term firm gas purchase contracts. NJNG purchased approximately 17.7% of its total gas purchases in 1995 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited (Alberta Northeast). The Alberta Northeast contract expires in 2007. NJNG does not purchase more than 10% of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

     In order to deliver the above supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate, the daily deliverability of that capacity and the contract expiration dates are as follows:


                                                      Daily
Pipeline                                       Deliverability (Dths)         Expiration Date
--------                                       ---------------------         ---------------
Texas Eastern Transmission Corp. ............         288,497                Various dates after 2000
Iroquois Gas Transmission  System, L.P. .....          40,000                2011
Transcontinental Gas Pipe  Line Corp. .......          21,769                1998
Tennessee Gas Pipeline Co. ..................          10,835                2003
Columbia Gas Transmission  Corp. ............          10,000                2009
                                                      -------
                                                      371,101


     In addition, NJNG has storage and transportation contracts that provide additional daily deliverability of 59,666 Dths from storage fields in Pennsylvania to its market area. The significant storage suppliers, the peak day deliverability of this storage capacity and the contract expiration dates are as follows:


                                                      Peak Day
Pipeline                                           Deliverability            Expiration Date
--------                                           --------------            ---------------
Texas Eastern Transmission Corp. ............          51,566                Various dates after 1995
Transcontinental Pipeline  Corp. ............           8,100                2005
                                                       ------
                                                       59,666


     NJNG also has significant storage contracts with CNG Transmission Corporation (peak day deliverability of 90,661) and Equitrans, Inc. (peak day deliverability of 9,995), but utilizes its existing transportation contracts to transport that gas from the storage fields to its city gate.

C) Peaking Supply

     To meet its increased winter peak day demand, NJNG maintains two liquefied natural gas (LNG) facilities and purchases firm storage services. See Item 2 - Properties - NJNG for additional information regarding the storage facilities from various interstate pipeline companies. NJNG presently has LNG storage deliverability of 165,000 Dths per day which represents approximately 26% of its peak day sendout.

D) Summary

     NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG and its suppliers may affect its ability to obtain such supplies. These factors include other parties having control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, regulatory policies (e.g., FERC Orders 436, 451, 500, 636, 636A and 636B), priority allocations, the pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States.

Regulation and Rates

A) State

     NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply and the sale or encumbrance of its properties.

     Over the last five years, NJNG has been granted three increases in its base tariff rates, and two increases and two decreases in its Levelized Gas Adjustment clause (LGA). Through its LGA, which is reviewed annually, NJNG recovers purchased gas costs that are in excess of the level included in its base rates. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

The following table sets forth information with respect to these rate changes:

                                Annualized    Annualized
                                  Amount        Amount
                                Per Filing     Granted
Date of Filing    Type           (000's)       (000's)      Effective Date
--------------    ----           -------       -------      --------------
April 1993     Base Rates        $26,900       $7,500       January 1994
August 1991    Base Rates         15,772        2,200       June 1992
August 1990    Base Rates         14,787        8,300       February 1991

July 1995      LGA                (4,800)      (5,200)      December 1995
July 1994      LGA                 8,800            0       December 1994
July 1993      LGA                 4,800        4,800       December 1993
July 1992      LGA               (15,814)     (17,400)(A)   January 1993
July 1991      LGA                33,407       17,100       November 1991
August 1990    LGA                     0            0       October 1990

(A) Comprised of a $12 million billing credit and a $5.4 million reduction in annual LGA revenues.

     See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for additional information regarding NJNG's rate proceedings.

     On September 25, 1991, the BPU adopted a conservation incentive rule which provides utilities with the opportunity to recover conservation program costs and lost revenues, and to earn a return on investments in energy efficiency programs based upon a sharing of savings between utilities and customers. NJNG filed its "Demand Side Management Resource Plan" (DSM) addressing these issues with the BPU in February 1992. In June 1995, the BPU approved a Stipulation Agreement approving NJNG's DSM plan. The Stipulation calls for recovery of approximately $2.6 million in annual plan expenses plus the underrecovered balance in NJNG's prior conservative plan, which was $1.9 million at September 30, 1995, through a Demand Side Management Adjustment Clause (DSMAC). The initial DSMAC was approved by the BPU in November 1995.

     In November 1992, NJNG filed a petition with the BPU for approval of a Gas Service Agreement (GSA) executed between NJNG and Freehold Cogeneration Associates L.P. (Freehold) in September 1992. The GSA would provide for NJNG to supply Freehold with between 21,800 and 26,000 Dths of natural gas per day over a twenty-year period. In February 1994, the BPU approved the GSA conditioned by a side letter agreement in which Freehold and NJNG agree to negotiate in good faith to amend the pricing terms of the GSA to conform it to changes, if any, in the power purchase agreement between Freehold and Jersey Central Power and Light Company (JCP&L) if it is renegotiated. In November 1993, the BPU ruled that Freehold and JCP&L should attempt to reach a settlement on the power purchase agreement within 30 days of receipt of a written order. The power purchase contract has been the subject of litigation, not involving

NJNG as a party, in various jurisdictions. To date Freehold has been successful in these various proceedings.

     On November 22, 1995, the BPU approved a Stipulation Agreement relating to the 1995 Remediation Rider (RA), WNC, DSMAC and LGA. The approval of the Stipulation allows recovery over seven years of $1 million of gas remediation costs incurred through June 1995, the collection of the net $1.5 million of gross margin relating to the impact of the fiscal 1995 winter on the WNC and implementation of the initial DSMAC discussed above.

     The Stipulation also settles our LGA filing and includes a reduction of $5.2 million in gas costs, the continuation of NJNG's current margin sharing formulae associated with its non-firm sales until the effective date of the BPU Order in NJNG's 1997-98 LGA and approval for an extension of the Financial Risk Management (FRM) Pilot Program designed to provide price stability to NJNG's system supply portfolio. All of the costs and results of the FRM program are to be recovered through the LGA.

     As a result of the approval of the RA, WNC, DSMAC and LGA Stipulation, NJNG's rates will not change.

B)  Federal

     Since the mid-1980's, the FERC has issued a series of orders, regulations and policy statements (e.g., FERC Orders 380, 436, 451, 500, and 528) intended to transform the natural gas industry from a highly regulated industry to a less regulated, market-oriented industry. The culmination of the FERC's deregulatory effort was the issuance of Order 636 which established new rules mandating the unbundling of interstate pipeline sales for resale and transportation services. The FERC instituted proceedings through which NJNG's interstate pipeline suppliers have restructured their services in response to Order 636.

     The transition to a more market-oriented interstate pipeline market may offer long-term benefits. Order 636 has provided NJNG with increased opportunities to purchase and manage its own, specifically-tailored gas supply portfolio and to resell its interstate pipeline capacity to other potential customers during off-peak periods. However, these long-term benefits have been offset by increases in interstate pipeline demand charges required by Order 636, in addition to the flow-through of transition costs that pipeline companies have incurred as a result of the restructuring of their existing gas purchase and sales arrangements. In the individual pipeline restructuring proceedings resulting from Order 636, all but one of NJNG's pipeline suppliers have settled transition cost recovery issues with their customers. These settlements provide for partial cost absorption by some of NJNG's pipeline suppliers and the orderly recovery of remaining costs from pipeline customers, including NJNG. The transition costs of one of NJNG's pipeline suppliers is currently being litigated before the FERC; however, at this time, NJNG does not expect to be adversely affected by the outcome of that proceeding.

     NJNG continually reviews its gas supply portfolio requirements in the post-Order 636 environment. Because of its interconnections with multiple interstate pipelines, NJNG believes that the Order 636 proceedings will not have a material impact on its ability to obtain adequate gas supplies at market rates. However, no assurance can be given in this regard.

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

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. See
Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the regulatory treatment of gas remediation costs incurred and anticipated expenditures over the next five years.

     NJNG is named as a defendant in a civil action alleging environmental contamination at three sites owned or occupied by a contractor and the contractor's affiliated companies which removed tar emulsion from NJNG's former MGP sites to its three sites. See Item 3d. - Legal Proceedings for additional information regarding these actions.

     Other than as discussed above, the Company does not presently anticipate any additional significant future expenditures for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

Franchises

     NJNG holds non-exclusive franchises granted by the 104 municipalities it serves which gives it the right to lay, maintain and operate public utility property in order to provide natural gas service within these municipalities. Of these franchises, 47 are perpetual and the balance expire between 1999 and 2038.

Competition

     Although its franchises are non-exclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, natural gas enjoys an advantage over alternate fuels as the preferred choice of fuels in over 95% of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and while NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

     In October 1994, the BPU approved a Stipulation Agreement that provides NJNG's commercial and industrial customers an expanded menu of transportation and supplier choices. As a result of the BPU approval, NJNG's sales to its commercial and industrial customers are subject to competition from other suppliers of natural gas; however, NJNG continues to provide transportation service to these customers. Based on its rate design, NJNG's profits would not be affected by a customer's decision to utilize a sales and transportation or transportation only service.

NEW JERSEY NATURAL ENERGY COMPANY

     Natural Energy was formed in 1995 to facilitate the unregulated marketing of natural gas and fuel and capacity management services. At September 30, 1995, Natural Energy markets gas to 776 customers. In August 1995, Natural Energy signed a three-year agreement with GPU Service Corporation (GPU) to assist GPU in the management of natural gas procurement and transportation costs.

NJR ENERGY CORPORATION

     NJR Energy and its subsidiaries: NJNR, Pipeline, Storage, Compressor and NJRE Operating, are involved in oil and natural gas development, production, transportation, storage and other energy-related ventures.

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of its affiliates, NJR Energy and NJNR. As discussed in Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, the Company is accounting for this segment as a discontinued operation.

     On December 21, 1995, NJNR completed the sale of its interests in all of its oil and gas properties located in Western Oklahoma, Kansas and Texas. The sale price was $7.75 million which will be adjusted for certain post-closing adjustments. The proceeds were used to reduce outstanding debt. The Company has executed sales contracts for its remaining properties located in Eastern Oklahoma, Arkansas and Utah. It is anticipated that the sale of these properties will be completed by January 31, 1996.

     NJR Energy's continuing operations consist of its equity investments in the Iroquois Gas Transmission System, L.P. (Iroquois) and the Market Hub Partners L.P. (MHP).

     Pipeline is a 2.8% equity participant in Iroquois, a 375-mile natural gas pipeline from the Canadian border to Long Island. Initial deliveries commenced in December 1991. See Item 3f.-Legal Proceedings for additional information regarding the Iroquois pipeline.

     Storage, which was formed in December 1994, is a 5.66% equity participant in MHP, which it is intended will develop, own and operate a system of five natural gas market centers with high deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania.

     See Non-Utility Operations - NJR Energy in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of NJR Energy's financial results from continuing operations.

COMMERCIAL REALTY & RESOURCES CORP.

     CR&R develops and owns commercial office and mixed-use commercial/industrial real estate projects primarily in Monmouth and Atlantic Counties, New Jersey. At September 30, 1995, CR&R had completed 17 buildings totaling approximately 914,200 square feet, of which 97% was occupied. In addition, CR&R had one project under construction, an approximately 76,300 square feet flex building on 10 acres of land in its Monmouth Shores Corporate Park. Completion of this project is expected in early fiscal 1996. CR&R also has approximately 215 acres of undeveloped land that was master planned for development.

     Consistent with the Company's previously disclosed strategy to realign its asset base more closely with its core energy business, the Company announced on October 12, 1995 that CR&R had executed a contract to sell a substantial portion of its developed real estate assets to Cali Realty Acquisition Corp. (together with its affiliates, successors and assigns, "Cali"), and that the Company was pursuing alternatives for its remaining real estate assets.

     The closing of the Cali transaction was completed on November 8, 1995 and included the sale of 14 buildings containing approximately 582,000 square feet of space, representing over 60 percent of CR&R's office and flex space in business parks in Monmouth and Atlantic Counties, New Jersey. The all-cash sale price received at the closing was $52.65 million. The contract of sale for the transaction contained certain conditions that will survive the closing, and CR&R will remain subject to certain indemnity and other obligations with respect to the properties that were sold.

     The Company used the sale proceeds from the transaction to pay down outstanding debt incurred to develop the real estate assets. The Company's future earnings from continuing operations will not be materially affected by the sale based upon the historical earnings generated by the real estate subsidiary.

     In addition to the sale of the 14 buildings, the transaction included the grant of options to Cali to purchase approximately 181 of CR&R's approximately 215 acres of undeveloped land generally adjacent to these buildings. CR&R has retained limited rights to sell and develop the lands that are subject to the options.

     Separately, CR&R entered into a sale-leaseback transaction with Cali pursuant to which it conveyed fee title to all of Jumping Brook Corporate Office Park, including the undeveloped land portion thereof, to Cali in exchange for a $5.8 million promissory note and mortgage on the undeveloped land and a ground lease of such undeveloped land to CR&R for approximately 99 years, with options to renew. In the event that CR&R obtains a subdivision of the undeveloped land portion from the improved portion of such office park, Cali would be obliged to convey fee title to the undeveloped land back to CR&R, and the ground lease, promissory note and mortgage would be terminated. CR&R is currently seeking such subdivision.

     On December 22, 1995, CR&R sold its Monmonth Shores Corporate Office Park (MSCOP) facility in a sale-leaseback transaction for $31.85 million. MSCOP is the corporate headquarters building for NJNG and NJR. NJNG has entered into a long-term master lease for the entire building. Prior to this transaction NJNG leased approximately 79% of the building under a long-term lease. The proceeds were used to pay down debt. CR&R's pre-tax gain of approximately $18 million will be deferred and amortized to income over 25 years in accordance with generally accepted accounting principles.

     The Company will continue to pursue alternatives for its remaining real estate assets. See Item 2 - Properties - CR&R for additional information regarding CR&R's remaining real estate assets.

     It is anticipated that any future or further development by CR&R of its remaining real estate assets will be consistent with CR&R's development strategy of concentrating on a high percentage of build-to-suit projects. This concentration has served to put CR&R in a relatively strong position with regard to both occupancy rate and remaining lease terms, and to lessen the impact on CR&R caused by the downturn in the Northeast commercial real estate market which had been characterized by speculative development and relatively high vacancy rates. See Non-Utility Operations - Real Estate Operations in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of CR&R's financial results.

PARADIGM POWER, INC.

     PPI was formed in April 1992 to pursue investment opportunities in natural gas-fueled cogeneration and independent power production projects. As of September 30, 1995, PPI had no project investments. As discussed in Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, the Company has decided to no longer pursue investments in cogeneration and independent power production facilities and has treated this segment as a discontinued operation.

                               EMPLOYEE RELATIONS

     The Company and its subsidiaries employed 880 and 864 employees at September 30, 1995 and 1994, respectively. NJNG had 522 and 500 union employees at September 30, 1995 and 1994, respectively. NJNG has reached agreement with the union on a new two-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.5% and 3.75%, effective December 7, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
Office(1)                                   Name          Age       an Officer
--------                                    ----          ---      -------------
President and
  Chief Executive Officer .......   Laurence M. Downes     38          1/86

Senior Vice President and
  Corporate Secretary ...........   Oleta J. Harden        46          6/84

Vice President and
  Chief Financial Officer .......   Glenn C. Lockwood      34          1/90

(1) All terms of office
    are one year.

     There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
                      President and Chief Executive Officer

     Mr. Downes has held his present position since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer.

                                 Oleta J. Harden
                  Senior Vice President and Corporate Secretary

     Mrs. Harden has held her present position since January 1987.

                                Glenn C. Lockwood
                   Vice President and Chief Financial Officer

     Mr. Lockwood has held his present position since September 1995. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

     NJNG owns 10,385 miles of distribution main and services, 325 miles of transmission main and approximately 369,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

     Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-five supplemental indentures, as security for NJNG's bonded debt, which totaled approximately $202.9 million at September 30, 1995. In addition, under the terms of its Indenture, NJNG could have issued approximately $154 million of additional first mortgage bonds as of September 30, 1995. In October 1995, NJNG issued $20 million of bonds, which was the remaining portion of its Medium-Term Notes, Series A, consisting of its 6 7/8% Series CC First Mortgage Bonds due 2010 under its Indenture, as amended by the twenty-sixth supplemental indenture.

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

NJR Energy

     At September 30, 1995, NJR Energy, as a working-interest participant, had interests in oil and gas leases in Louisiana, New York, West Virginia and Texas. Additionally, NJNR had working interests in oil and gas leases in Texas, Oklahoma, Kansas, Arkansas, Utah and Pennsylvania, and is a participant in a 21-mile natural gas transportation pipeline joint venture, located in Cambria County and Indiana County, Pennsylvania. NJNR also owned a natural gas gathering system and is a participant in a 16-mile natural gas pipeline joint venture located in Utah.

     Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline from the Canadian border in upstate New York to Long Island.

     Storage, which was formed in December 1994, has a 5.66% equity interest in Market Hub Partners, L.P. which it is intended will develop, own and operate a system of five natural gas market centers with high deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania.

CR&R (All properties are in New Jersey)

     At September 30, 1995, CR&R owned and operated 17 buildings consisting of 914,200 square feet of commercial office and mixed-use commercial/industrial space, of which 886,000 square feet, or 97%, were occupied. CR&R and affiliated companies, including NJNG, occupied approximately 149,800 square feet in four of these buildings. These properties were located in Monmouth and Atlantic Counties in various business parks. These business parks included the Monmouth Shores Corporate Office Park (MSCOP), Monmouth Shores Corporate Park (MSCP), Jumping Brook Corporate Office Park (JBCOP), Central Monmouth Business Park (CMBP) and Expressway Corporate Center (ECC). See Item 3g. - Legal Proceedings - Real Estate Properties for a discussion of regulatory matters concerning MSCP. A summary of these business parks with pertinent data is as follows:

                                MSCOP    MSCP    JBCOP    CMBP     ECC    Other
                                -----    ----    -----    ----     ---    -----
Completed buildings .........       1        9        1       3        2       1
Buildings under
  construction ..............      --        1       --      --       --      --

Acres developed to date .....      22       91       20       9       10       4
Acres under construction ....      --       10       --      --       --      --
Acres undeveloped ...........      33       64       26      --       52      40
Sq. ft. developed to date ... 160,400  417,500  181,100  69,000   82,200   4,000
Sq. ft. under construction ..      --   76,300       --      --       --      --
Sq. ft. undeveloped ......... 235,000  569,300  300,000      --  495,000 366,400

Major tenants included:

MSCOP   NJNG, NatWest Home Mortgage and Prudential Insurance

MSCP Waterford/Wedgwood, American Press, CoreStates Bank, The Law Office of Stephen E. Gertler and AT&T Information Systems

JBCOP   USLIFE

CMBP    State Farm Insurance, Beacon Tool and NJNG.

ECC     Social Security Administration and Computer Science Corporation

     The November 8, 1995 transaction with Cali (see Item 1 - Business - Commercial Realty & Resources Corp.) resulted in the sale to Cali of 8 of the 9 completed buildings in MSCP, the 1 completed building in JBCOP, the 3 completed buildings in CMBP, and the 2 completed buildings in ECC, and the grant of options to Cali to purchase approximately 181 of the approximately 215 undeveloped acres owned by CR&R and described in the above chart. Also see Note 12 to the Consolidated Financial Statements - Subsequent Event in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a further discussion of such sale. The December 22, 1995 transaction (See Item 1 -- Business -- Commercial Realty and Resources Corp.) resulted in the sale of MSCOP.

Capital Expenditure Program

     See Liquidity and Capital Resources in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the Company's anticipated 1996 and 1997 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a.  Aberdeen

     Since June 1993, a total of six complaints have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek compensatory damages from NJNG and its contractor. To date, NJNG and its contractors have received demands for damages totaling $25.2 million from various plantiffs.

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

b.  Carnegie

     In March 1993, NJNG was named a defendant in a civil action commenced by Carnegie Natural Gas Company (Carnegie) in the U.S. District Court for the Western District of Pennsylvania. This action challenged NJNG's decision to terminate the June 18, 1986 "Service Agreement for Sales Service under Rate Schedule LVWS" (LVWS Service Agreement) between Carnegie and NJNG effective March 31, 1994, pursuant to a "market-out" clause. The LVWS Service Agreement otherwise would have expired on March 31, 2001. Carnegie sought, among other things, a declaratory judgment that the contract termination was void. Claims of tortious interference with contractual relations and abuse of process were also asserted and unspecified damages and punitive damages were also sought. On November 3, 1995, an agreement between NJNG and Carnegie to settle and resolve the lawsuit became effective. In conjunction with this agreement, Carnegie and NJNG filed a Joint Stipulation with the court in which Carnegie's lawsuit would be dismissed with prejudice. On December 4, 1995, the court issued an order dismissing Carnegie's civil action with prejudice. The ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

     Based upon the gas remediation rider approved by the BPU in June 1992, NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

d. Bridgeport Rental and Oil Service

     In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and NJNG has agreed to participate in settlement discussions as a non-party litigant. See above, 3c. South Brunswick Asphalt, L.P., for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter, but would seek recovery of any such costs through the ratemaking process. However, no assurance can be given as to the timing or extent of the ultimate recovery of such costs. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

     Iroquois has publicly stated that it believes the pipeline construction and right-of-way activities were conducted in a responsible manner. Nevertheless, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

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

     Iroquois and its counsel have met with those conducting the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore a range of possible resolutions acceptable to all parties.

     Although no agreements have been reached regarding the disposition of these matters, in October 1995, Iroquois informed its partners that it intended to record a provision in its 1995 financial statements for an estimated liability associated with these proceedings to reflect its current understanding of the probable outcome. Accordingly, in September 1995, the Company recorded a provision of $560,000, or $.03 per share, reflecting its proportionate share of this probable liability.

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of September 30, 1995 was $5.7 million.

f. Real Estate Properties

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

     Based upon the environmental engineer's delineation, it is anticipated that the developable yield of MSCP would be reduced by approximately 7% compared with the original master plan. The actual yield achieved will be dictated by market and other conditions. Based upon the revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 1995.

g. Bessie-8

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

     In April 1988, an Administrative Law Judge (ALJ) issued an initial decision denying and dismissing People's complaint, "because the demonstrated activities of the Bessie-8 joint venture are not within the jurisdiction of the PaPUC to regulate". An initial decision is subject to adoption, modification or rejection by the full PaPUC. In April 1989, alternative motions to adopt the ALJ's initial decision or to subject the Joint Venture, et al. to the jurisdiction of the PaPUC failed due to 2-2 tie votes. In October 1992, the PaPUC, on its own initiative and without notice to any of the parties, determined in a 3-0 vote that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code and granted People's exceptions to the ALJ's April 1988 initial decision. In December 1992, the PaPUC issued a Final Order requiring the Joint Venture, et al. to apply for a certificate of public convenience or to cease and desist from providing service through the pipeline.

     In October 1992, the Joint Venture, et al. filed a Petition for Review in the nature of a declaratory judgment action in the Commonwealth Court of Pennsylvania (Commonwealth Court) seeking among other things, a declaratory order that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. In January 1993, the Joint Venture, et al. filed a second Petition for Review with the Commonwealth Court challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a certificate of public convenience and necessity, pending the outcome of the declaratory judgment action. On December 16, 1993, the Commonwealth Court granted the Joint Venture, et al. a declaratory judgment that the April 1989 tie vote constituted a final action dismissing Peoples' complaint. In July 1995, upon appeal, the Pennsylvania Supreme Court reversed the Commonwealth Court, holding that the tie vote by the PaPUC cannot constitute final action on Peoples' complaint and that the PaPUC was not prohibited from taking its vote in October 1992.

     In September 1995, Peoples filed an application to lift the court's February 1993 stay of the effectiveness of the PaPUC's December 1992 order. Also in September 1995, the Joint Venture, et al. filed a Petition for Rescission or Amendment of an Order (Petition for Rescission) with the PaPUC, requesting that the PaPUC reconsider and rescind its December 1992 order. In addition, the Joint Venture, et al. filed an Application for Continuance with the Commonwealth Court, asking for a continuance of the February 1993 stay pending the outcome of the PaPUC's consideration of the Petition for Rescission, and an Application for Remand requesting that the Commonwealth Court remand the Joint Venture, et al.'s appeal to the PaPUC for further consideration.

     On November 29, 1995, the Commonwealth Court issued orders denying all of the Joint Venture, et al.'s various requests.On November 30, 1995, the Commonwealth Court granted Peoples' application to lift the court's February 1993 stay. Also, on December 12, 1995, the PaPUC issued an opinion and order denying the Joint Venture et al.'s Petition for Rescission. The Joint Venture, et al. are currently examining their options in light of the recent Commonwealth Court and PaPUC orders.

     In September 1993, Peoples instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture, et al. by filing a Praecipe for Writ of Summons. The Praecipe for Writ of Summons cannot and does not contain any description of the claim being asserted by Peoples. It merely tolls the statute of limitations and preserves any claim Peoples may have against the defendants until resolution of the actions discussed above. This action may concern a claim by Peoples for losses allegedly sustained as a result of the activities of the Joint Venture, et al. However, there has been no activity in this action and the nature of the action has not yet been determined. NJNR is unable to predict the outcome of these matters. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

     In 1994, the Company wrote-off its $1 million investment in the Bessie-8 pipeline.

h. Securities and Exchange Commission (SEC)

     On October 18, 1995, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony in connection with certain transactions engaged in by subsidiaries of the Company in early 1992. An SEC investigation is a fact-finding inquiry and not an adversarial proceeding. No adversarial proceedings have been commenced by the SEC. The Company is cooperating with the Staff of the SEC in its investigation.

i. Long Branch Pier

     In August 1988 and 1989, NJNG and an electric utility were named defendants in civil actions in New Jersey Superior Court commenced by the owners of several businesses and stores destroyed in a fire at the Long Branch Amusement Pier in New Jersey, which actions were subsequently consolidated. The plaintiffs allege, among other things, that NJNG had lines beneath a boardwalk which, the plaintiffs assert, reacted with faulty electric cables to cause the fire that damaged the Pier. The several plaintiffs assert compensatory damages against the defendants in an aggregate amount of approximately $35 million. Pre-trial settlement conferences were unsuccessful and a trial on the issues of liability commenced in October 1995.

     NJNG is vigoroutly defending these matters and its liability insurance carriers are participating in its defense. NJNG is unable to predict the outcome of such matters but does not believe that their ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

j. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

     Information for Items 5 through 8 of this report appears in the Company's 1995 Annual Report, filed as Exhibit 13-1 hereto, as indicated on the following table and is incorporated herein by reference, as follows:

                                                                   Annual Report
                                                                       Page
                                                                   -------------
ITEM  5.  Market for the Registrant's Common
            Equity and Related Stockholder Matters

          Market Information - Exchange                                 46
                             - Stock Prices & Dividends                 25
          Dividend Restrictions                                         38
          Holders of Common Stock                                       24

ITEM  6.  Selected Financial Data                                       24

ITEM  7.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations         26-30

ITEM  8.  Financial Statements and Supplementary Data                31-43

ITEM  9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure  -  None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

     Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held February 14, 1996, which is expected to be filed with the SEC pursuant to Regulation 14A not later than January 6, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1995 Annual Report, are incorporated by reference in Item 8 above:

             Consolidated Balance Sheets as of September 30, 1995 and 1994

             Consolidated Statements of Income for the Years Ended
               September 30, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1995, 1994 and 1993

             Consolidated Statements of Capitalization as of September 30, 1995
               and 1994

             Consolidated Statements of Common Stock Equity for the Years
               Ended September 30, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

         (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 24.

         (3) Exhibits - See Exhibit Index on page 28.

     (b) The Company did not file a Form 8-K during the quarter ended September 30, 1995.

             On October 12, 1995, the Company filed a Form 8-K regarding CR&R's execution of a contract to sell certain of its real estate assets.

             On December 1, 1995, the Company filed a Form 8-K regarding certain amendments to its By-laws.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                      Page
                                                                      ----
     Schedule II - Valuation and qualifying accounts and
       reserves for each of the three years in the period
       ended September 30, 1995                                        24



     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993

                              BALANCE     ADDITIONS                     BALANCE
                                AT         CHARGED                      AT END
                             BEGINNING       TO                           OF
CLASSIFICATION                OF YEAR      EXPENSE       OTHER           YEAR
--------------               ---------    --------       -----          -------
($000)

1995:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts             $657        $1,487     $(1,722)(1)       $422
                               ====        ======     ===========       ====
 Materials and Supplies        $151        $   12     $     9 (2)       $172
                               ====        ======     ===========       ====
1994:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts             $684        $1,762     $(1,789)(1)       $657
                               ====        ======     ===========       ====
 Materials and Supplies        $ 48        $1,181     $(1,078)(2)       $151
                               ====        ======     ===========       ====
1993:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts             $598        $1,397     $(1,311)(1)       $684
                               ====        ======     ===========       ====
 Materials and Supplies        $ 48        $   --     $    --           $ 48
                               ====        ======     ===========       ====

Notes: (1)  Uncollectible accounts written off, less recoveries.
       (2)  Obsolete inventory written off, less salvage.

                                   SIGNATURES

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


                                                NEW JERSEY RESOURCES CORPORATION
                                                --------------------------------
                                                          (Registrant)

Date:  December 28, 1995                              By:/s/Glenn C. Lockwood
                                                         --------------------
                                                         Glenn C. Lockwood
                                                         Vice President and
                                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates included:

Dec. 28, 1995 /s/Bruce G. Coe               Dec. 28, 1995 /s/Warren R. Haas
              ----------------                            -----------------
              Bruce G. Coe                                Warren R. Haas
              Chairman and Director                       Director

Dec. 28, 1995 /s/Laurence M. Downes         Dec. 28, 1995 /s/Dorothy K. Light
              --------------------------                  -------------------
              Laurence M. Downes                          Dorothy K. Light
              President, Chief Executive                  Director
              Officer and Director

Dec. 28, 1995 /s/Glenn C. Lockwood          Dec. 28, 1995 /s/Donald E. O'Neill
              --------------------------                  --------------------
              Glenn C. Lockwood                           Donald E. O'Neill
              Vice President and                          Director
              Chief Financial Officer
              (Principal Accounting
              Officer)

Dec. 28, 1995 /s/Roger E. Birk              Dec. 28, 1995 /s/Richard S. Sambol
              --------------------------                  --------------------
              Roger E. Birk                               Richard S. Sambol
              Director                                    Director

Dec. 28, 1995 /s/Leonard S. Coleman         Dec. 28, 1995 /s/Charles G. Stalon
              --------------------------                  --------------------
              Leonard S. Coleman                          Charles G. Stalon
              Director                                    Director

Dec. 28, 1995 /s/Joe B. Foster              Dec. 28, 1995 /s/Thomas B. Toohey
              --------------------------                  -------------------
              Joe B. Foster                               Thomas B. Toohey
              Director                                    Director

Dec. 28, 1995 /s/Hazel F. Gluck             Dec. 28, 1995 /s/John J. Unkles, Jr.
              --------------------------                  ----------------------
              Hazel F. Gluck                              John J. Unkles, Jr.
              Director                                    Director

INDEPENDENT AUDITORS' REPORT

 To the Shareholders and Board of Directors of New Jersey Resources Corporation:

     We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated October 31, 1995 (Except for Note 12 as to which the date is November 8, 1995); such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 31, 1995

                   -------------------------------------------


INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 33-57711 of New Jersey Resources Corporation on Forms S-8 and S-3, respectively, of our reports dated October 31, 1995 (Except for Note 12 as to which the date is November 8, 1995), appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1995.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 28, 1995

                                       28


                                  EXHIBIT INDEX
                                                                                                Previous Filing
               Reg. S-K                                                               --------------------------------
Exhibit        Item 601                                                               Registration
  No.          Reference              Document Description                               Number               Exhibit
------         ---------              --------------------                            ------------             -------

3-1              3         Restated Certificate of Incorporation of the              The Company's               3-1
                             Company, as amended                                       Quarterly Report
                                                                                       on Form 10-Q for
                                                                                       the quarter ended
                                                                                       March 31, 1992

3-2                        By-laws of the Company, as presently in effect            The Company's               5-1
                                                                                       Form 8-K filed on
                                                                                       December 1, 1995

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

4-2R                       Eighteenth Supplemental Indenture,                        33-30034                    4-2R
                             dated as of June 1, 1989

4-2S                       Nineteenth Supplemental Indenture,                        Note (10)                   4-2S
                             dated as of March 1, 1991

4-2T                       Twentieth Supplemental Indenture,                         Note (11)                   4-2T
                             dated as of December 1, 1992

4-2U                       Twenty-First Supplemental Indenture,                      Note (12)                   4-2U
                             dated as of August 1, 1993



                                  EXHIBIT INDEX
                                                                                                Previous Filing
               Reg. S-K                                                               --------------------------------
Exhibit        Item 601                                                               Registration
  No.          Reference              Document Description                                Number               Exhibit
------         ---------              --------------------                            ------------             -------
4-2V                       Twenty-Second Supplemental Indenture,                      Note (12)                  4-2V
                             dated as of October 1, 1993

4-2W                       Twenty-Third Supplemental Indenture,                       Note (13)                  4-2W
                             dated as of August 15, 1994

4-2X                       Twenty-Fourth Supplemental Indenture,                      Note (13)                  4-2X
                             dated as of October 1, 1994

4-2Y                       Twenty-Fifth Supplemental Indenture
                             dated as of July 15, 1995

4-2Z                       Twenty-Sixth Supplemental Indenture
                             dated as of October 1, 1995

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

4-8                        Revolving Credit Agreement between New Jersey              Note (10)                  4-8
                             Resources Corporation and Union Bank of
                             Switzerland, dated December 31, 1990



                                  EXHIBIT INDEX
                                                                                                Previous Filing
               Reg. S-K                                                               --------------------------------
Exhibit        Item 601                                                               Registration
  No.          Reference              Document Description                                Number               Exhibit
------         ---------              --------------------                            ------------             -------
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

10-2             10        Agreements between NJNG and Algonquin Gas
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

10-4B                      Dated January 30, 1984                                     33-12437                   10-4L

10-6                       Agreement between NJNG and Boundary Gas Inc.,              Note (3)                   10-8
                             dated March 6, 1984

10-7                       Retirement Plan for Represented Employees, as              2-73181                    10(f)
                             amended October 1, 1984

10-8                       Retirement Plan for Non-Represented Employees,             2-73181                    10(g)
                             as amended October 1, 1985



                                  EXHIBIT INDEX
                                                                                                Previous Filing
               Reg. S-K                                                               --------------------------------
Exhibit        Item 601                                                               Registration
  No.          Reference              Document Description                                Number               Exhibit
------         ---------              --------------------                            ------------             -------
10-9                       Supplemental Retirement Plans covering all                 Note (5)                   10-9
                             Executive Officers as described in the
                             Registrant's definitive proxy statement
                             incorporated herein by reference

10-11                      Agreements between NJNG and Transcontinental
                             Gas Pipe Line Corporation:

                           Dated April 1, 1989                                        Note (9)                   10-11

10-11A                     Dated October 30, 1989                                     Note (9)                   10-11A

0-13                       Agreements between NJNG and Alberta Northeast              Note (11)                  10-13
                             Gas Limited, dated February 7, 1991

10-14                      Agreement between NJNG and Iroquois Gas                    Note (11)                  10-14
                             Transmission System, L.P., dated February 7, 1991

10-15                      Agreement between NJNG and CNG Energy                      The Company's              10-15
                             Company, dated November 23, 1988                           Quarterly Report
                                                                                        on Form 10-Q for
                                                                                        the quarter ended
                                                                                        December 31, 1992

13-1         13            1995 Annual Report to Stockholders. Such
                             Exhibit includes only those portions thereof
                             which are expressly incorporated by reference
                             in this Form 10-K.

21-1         21            Subsidiaries of the Registrant

23-1         23            Consent of Independent Accountants                         See page 26

27-1         27            Financial Data Schedule
                           Note (1)  1982 Form 10-K File No. 1-8359
                           Note (2)  1983 Form 10-K File No. 1-8359
                           Note (3)  1984 Form 10-K File No. 1-8359
                           Note (4)  1985 Form 10-K File No. 1-8359
                           Note (5)  1986 Form 10-K File No. 1-8359
                           Note (6)  1987 Form 10-K File No. 1-8359
                           Note (7)  1988 Form 10-K File No. 1-8359
                           Note (8)  1989 Form 10-K File No. 1-8359
                           Note (9)  1990 Form 10-K File No. 1-8359
                           Note (10) 1991 Form 10-K File No. 1-8359
                           Note (11) 1992 Form 10-K File No. 1-8359
                           Note (12) 1993 Form 10-K File No. 1-8359
                           Note (13) 1994 Form 10-K File No. 1-8359
