Form 10-Q
period 1995-12-31
NEW JERSEY RESOURCES CORP
filed 1996-02-13
CIK 356309

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1995   Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                    22-2376465
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1415 WYCKOFF ROAD, WALL, NEW JERSEY - 07719            908-938-1480
-------------------------------------------   ---------------------------------
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

                                   YES: X    No:
                                       ---      ---

The number of shares outstanding of $2.50 par value Common Stock as of February 1, 1996, was 17,997,537.


================================================================================

                                  NEW JERSEY RESOURCES CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                                         1994            1995
                                                                                        ------          ------
                                                                                   (Thousands, except per share data)
OPERATING REVENUES .............................................................       $159,739         $126,047
                                                                                       --------         --------
OPERATING EXPENSES
   Gas purchases ...............................................................         95,906           68,050
   Operation and maintenance ...................................................         17,904           14,804
   Depreciation and amortization ...............................................          5,867            5,715
   Gross receipts tax, etc .....................................................         15,611           13,474
   Federal income taxes ........................................................          6,163            5,553
                                                                                       --------         --------
Total operating expenses .......................................................        141,451          107,596
                                                                                       --------         --------

OPERATING INCOME ...............................................................         18,288           18,451
Other expense, net .............................................................             83              123
Interest charges, net ..........................................................          5,383            6,506
                                                                                       --------         --------

INCOME BEFORE PREFERRED STOCK
  DIVIDENDS ....................................................................         12,822           11,822
Preferred stock dividends ......................................................            400              413
                                                                                       --------         --------
INCOME FROM CONTINUING OPERATIONS ..............................................         12,422           11,409
Loss from discontinued operations, net .........................................           --                169
                                                                                       --------         --------
NET INCOME .....................................................................       $ 12,422         $ 11,240
                                                                                       ========         ========

EARNINGS PER COMMON SHARE FROM
  CONTINUING OPERATIONS ........................................................       $    .69         $    .65
Loss per common share from discontinued operations .............................           --               --
                                                                                       --------         --------
EARNINGS PER COMMON SHARE ......................................................       $    .69         $    .65
                                                                                       ========         ========
DIVIDENDS PER COMMON SHARE .....................................................       $    .38         $    .38
                                                                                       ========         ========
AVERAGE SHARES OUTSTANDING .....................................................         17,910           17,419
                                                                                       ========         ========

              See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   1995          1994
                                                                                 --------      --------
                                                                                       (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................    $ 12,422      $ 11,24
  Adjustments to reconcile net income to cash flows
    Depreciation and amortization............................................       5,867         6,682
    Amortization of deferred charges.........................................       2,014           497
    Deferred income taxes....................................................      (8,348)        2,730
    Change in working capital................................................     (10,761)       (3,394)
    Other, net...............................................................       5,917        (3,315)
                                                                                  -------      --------
Net cash flows from operating activities.....................................       7,111        14,440
                                                                                  -------      --------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Proceeds from long-term debt...............................................      20,000        27,000
  Proceeds from common stock.................................................       3,276         2,999
  Payments of long-term debt ................................................     (68,450)         --
  Payments of common stock dividends.........................................      (6,761)       (6,575)
  Net change in short-term debt..............................................      (8,900)      (17,200)
                                                                                 ---------     --------
Net cash flows (used in) from financing activities...........................     (60,835)        6,224
                                                                                 ---------     --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Expenditures for
    Utility plant............................................................     (12,856)      (15,097)
    Real estate properties...................................................      (2,271)         (646)
    Oil and gas properties...................................................        --            (643)
    Equity investments.......................................................        (789)       (2,397)
    Cost of removal..........................................................      (1,225)       (1,124)
  Proceeds from sale of assets...............................................      92,163          --
                                                                                 --------      --------
  Net cash flows from (used in) investing activities.........................      75,022       (19,907)
                                                                                 --------      --------
  Net change in cash and temporary investments...............................      21,298           757
  Cash and temporary investments at September 30.............................       1,065         1,951
                                                                                 --------      --------
  Cash and temporary investments at December 31..............................    $ 22,363      $  2,708
                                                                                 ========      ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
  Receivables................................................................    $(71,535)     $(39,544)
  Inventories................................................................       8,305         4,394
  Deferred gas costs.........................................................      14,504         9,404
  Purchased gas..............................................................       6,325        10,100
  Accrued taxes..............................................................      29,006        17,077
  Customers' credit balances and deposits....................................      (1,369)        3,339
  Other, net.................................................................       4,003        (8,164)
                                                                                 --------      --------
      Total..................................................................    $(10,761)     $ (3,394)
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid (received) for
    Interest (net of amounts capitalized)....................................    $  6,575      $  7,844
    Income taxes.............................................................        --        $ (1,148)
  Non cash investing and financing activities
   Capital lease.............................................................    $ 31,850          --

                            See Notes to Consolidated Financial Statements

                         NEW JERSEY RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                                   1995           1995            1994
                                                                --------        --------        --------
                                                               (unaudited)                    (unaudited)
                                                                              (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant.............................................    $778,327        $736,434        $706,687
  Real estate properties....................................      38,707          49,509         104,955
  Oil and gas properties ...................................        --            --              63,750
                                                                --------        --------        --------
                                                                 817,034         785,943         875,392
  Accumulated depreciation and amortization ................    (189,101)       (189,808)       (224,648)
                                                                --------        --------        --------
    Property, plant and equipment, net......................     627,933         596,135         650,744
                                                                --------        --------        --------
CURRENT ASSETS
  Cash and temporary investments............................      22,363           1,065           2,708
  Construction fund.........................................      12,500          12,500            --
  Customer accounts receivable .............................      61,725          20,196          40,592
  Unbilled revenues.........................................      40,092           9,768          27,172
  Allowance for doubtful accounts...........................      (1,181)           (422)           (891)
  Gas in storage, at average cost...........................      18,126          26,703          29,494
  Materials and supplies, at average cost...................       8,715           8,443           6,738
  Deferred gas costs........................................       2,594          17,098          10,042
  Prepaid state taxes.......................................       3,699          18,041            --
  Assets held for sale, net.................................       1,495          66,997            --
  Other.....................................................       7,526           5,512           8,884
                                                                --------        --------         -------
     Total current assets...................................     177,654         185,901         124,739
                                                                --------        --------        --------
DEFERRED CHARGES AND OTHER
  Equity investments........................................      11,323          10,709           8,501
  Regulatory assets.........................................      24,526          22,934          23,575
  Other.....................................................      10,424          10,685          22,666
                                                                --------        --------        --------
     Total deferred charges and other.......................      46,273          44,328          54,742
                                                                --------        --------        --------
     Total assets...........................................    $851,860        $826,364        $830,225
                                                                ========        ========        ========

                          See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                               DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                                   1995           1995            1994
                                                                --------        --------        --------
                                                               (unaudited)                    (unaudited)
                                                                              (Thousands)
CAPITALIZATION
   Common stock equity.......................................   $267,758        $258,919        $257,805
   Redeemable preferred stock................................     21,004          21,004          22,070
   Long-term debt............................................    315,627         352,227         325,590
                                                                --------        --------        --------
     Total capitalization....................................    604,389         632,150         605,465
                                                                --------        --------        --------
CURRENT LIABILITIES
   Current maturities of long-term debt......................      2,364           2,364           4,238
   Short-term debt ..........................................     27,500          16,400          49,800
   Purchased gas ............................................     35,429          29,104          25,050
   Accounts payable and other................................     39,886          33,817          30,653
   Accrued taxes ............................................     23,174           8,510           9,130
   Customers' credit balances and deposits...................     14,671          16,040          17,819
                                                                --------        --------        --------
     Total current liabilities...............................    143,024         106,235         136,690
                                                                --------        --------        --------

DEFERRED CREDITS
   Deferred income taxes ....................................     43,503          51,851          55,428
   Deferred investment tax credits...........................     11,541          11,628          11,931
   Deferred revenue..........................................     22,842           3,300            --
   Other.....................................................     26,561          21,200          20,711
                                                                --------        --------        --------
     Total deferred credits .................................    104,447          87,979          88,070
                                                                --------        --------        --------
Total capitalization and liabilities.........................   $851,860        $826,364        $830,225
                                                                ========        ========        ========

                          See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1995 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of New Jersey Resources Corporation (the Company) and its subsidiaries -- New Jersey Natural Gas Company (NJNG), NJR Energy Services Corporation (Energy Services) and NJR Development Company (NJR Development). New Jersey Natural Energy Company (Natural Energy) and NJR Energy Corporation (NJR Energy) are wholly owned subsidiaries of Energy Services and Commercial Realty & Resources Corp. (CR&R), Paradigm Power, Inc. (PPI) and NJR Computer Technologies, Inc. are wholly owned subsidiaries of NJR Development. Significant intercompany accounts and transactions have been eliminated.

3. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company (NJNR). The Company has accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets are sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa.

     In December 1995, NJR Energy sold its interests in all of its oil and gas properties located in western Oklahoma, Kansas, Texas and Utah in two transactions. The total sale price was $12.6 million and the proceeds were used to reduce outstanding debt. In January 1996, NJR Energy sold its remaining properties located in Eastern Oklahoma and Arkansas for $6.5 million. Operating revenues for the discontinued operation were $2.5 million and $3.6 million for the three months ended December 31, 1995 and 1994, respectively. At December 31, 1995, the net assets of the discontinued operation, consisting of remaining oil and gas properties and related investments at estimated net realizable value of $1.5 million, are classified as Assets held for sale, net in the Consolidated Balance Sheets.

                                       -6-
4. New Accounting Standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review an undiscounted operating cash flow before interest test is used and any resultant impairment required would be measured based on the fair value of the asset. The Company is evaluating the requirements of SFAS 121 which must be adopted by fiscal 1997 and currently believes that they will not have a material impact on its results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method established in Accounting Principles Board Opinion 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123, which must be adopted by fiscal 1997. Therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flow.

5. Capitalized Interest

     Capitalized interest and total interest charges for the three months ended December 31, 1995 and 1994, respectively, are as follows:

                                                       Three Months Ended
                                                           December 31,
                                                       1995           1994
                                                     ------         ------
                                                          (Thousands)

     Capitalized Interest .......................    $  584         $  516
                                                     ======         ======
     Total Interest Charges .....................    $6,304         $7,145
                                                     ======         ======


6.  Legal and Regulatory Proceedings

  a. Various State Regulatory Proceedings

     On November 22, 1995, the BPU approved a Stipulation Agreement relating to the 1995 Remediation Rider (RA), Weather-Normalization Clause (WNC), Demand Side Management Adjustment Clause (DSMAC) and Levelized Gas Adjustment Clause (LGA). The approval of the Stipulation allowed recovery over seven years of gas remediation costs incurred through June 1995 of $5.1 million, the collection of the $1.9 million of gross margin that was accrued in fiscal 1995 due to the impact of warmer than normal weather on the WNC and implementation of the initial DSMAC which is designed to recover $3.5 million of deferred and projected demand side management program costs. The Stipulation also provides for the extension of the WNC on a permanent basis.

     The Stipulation also settled the July 1995 LGA petition and included a reduction of $5.2 million in gas costs, the continuation of NJNG's current margin sharing formulae associated with its non-firm sales until the effective date of the BPU Order in NJNG's 1997-98 LGA and approval for an extension of the Financial Risk Management (FRM) Pilot Program designed to provide price stability to NJNG's system supply portfolio. All of the costs and results of the FRM program are to be recovered through the LGA.

     As a result of the approval of the RA, WNC, DSMAC and LGA Stipulation, NJNG's rates will not change.

  b. Manufactured Gas Plant (MGP) Sites

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

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through the remediation rider discussed in 6a. above, NJNG is recovering its expenditures incurred through June 1995 over a seven-year period. Costs incurred subsequent to June 30, 1995 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

     NJNG estimates that it will incur additional expenditures of approximately $14 million over the next five years for further investigation and remedial action at these sites. Accordingly, at December 31, 1995, this amount is reflected in both Regulatory Assets and Other Deferred Credits in the Consolidated Balance Sheets. Estimates beyond this point cannot be made with reasonable accuracy in view of changing technologies and governmental regulations. However, the total cost to be incurred after the five-year period could be significant. NJNG will continue to seek recovery of such costs through the remediation rider.

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

  c.  Aberdeen

     Since June 1993, a total of six complaints have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek compensatory damages totaling $25.2 million from various plaintiffs.

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

     NJNG's liability insurance carriers, which have been defending the civil action, have denied coverage for these claims. See above, 6b. Manufactured Gas Plant Sites for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites.

     Based upon the gas remediation rider discussed in 6a. and 6b. above, NJNG would attempt to seek recovery through the ratemaking process of any such cleanup or remediation payments it might ultimately be required to make, but recognizes that such recovery is not assured.
There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

  e.  Bridgeport Rental and Oil Service

     In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and NJNG has agreed to participate in settlement discussions as a non-party litigant. See above, 6b. Manufactured Gas Plant Sites, for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter, but would seek recovery of any such costs through the ratemaking process. However, no assurance can be given as to the timing or extent of the ultimate recovery of such costs. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

  f. Iroquois

     NJNR Pipeline Company (Pipeline), a subsidiary of NJR Energy, owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the Canadian border in upstate New York to Long Island.

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

     Although no agreements have been reached regarding the disposition of these matters, in October 1995, Iroquois informed its partners that it intended to record a provision in its 1995 financial statements for an estimated liability associated with these proceedings to reflect its current understanding of the probable outcome. Accordingly, the Company recorded a provision of $560,000, or $.03 per share, in its 1995 financial statements to reflect its proportionate share of this probable liability.

     Pipeline is unable to predict the outcome of these proceedings and investigations. Based upon information currently available to the Company concerning the above matters involving Iroquois, the Company does not believe that their ultimate resolution will have a material adverse effect on the Company's consolidated financial condition or results of operations. Pipeline's investment in Iroquois as of December 31, 1995 was $5.6 million.

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

     In January 1993, the Joint Venture, et al. filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a certificate of public convenience and necessity, pending the outcome of a second Petition for Review filed by the Joint Venture, et al. challenging the lawfulness of the October 1992 action in light of the April 1989 tie vote. In July 1995, the Pennsylvania Supreme Court held that the April 1989 tie vote did not prohibit the PaPUC from taking its vote in October 1992.

     On November 30, 1995, the Commonwealth Court granted an application by People's to lift the court's February 1993 stay. The Joint Venture, et al. are currently examining their options in light of the above events.

     In September 1993, People's instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture, et al. by filing a Praecipe for Writ of Summons. The Praecipe for Writ of Summons cannot and does not contain any description of the claim being asserted by People's. It merely tolls the statute of limitations and preserves any claim People's may have against the defendants until resolution of the actions discussed above. This action may concern a claim by People's for losses allegedly sustained as a result of the activities of the Joint Venture, et al. However, there has been no activity in this action and the nature of the action has not yet been determined. NJNR is unable to predict the outcome of these matters. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

  i. Long Branch Pier

     In August 1988 and in 1989, NJNG and an electric utility were named defendants in civil actions in New Jersey Superior Court commenced by the owners of several businesses and stores destroyed in a fire at the Long Branch Amusement Pier in New Jersey, which actions were subsequently consolidated. The plaintiffs allege, among other things, that NJNG had lines beneath a boardwalk which, the plaintiffs assert, reacted with faulty electric cables to cause the fire that damaged the Pier. The several plaintiffs assert compensatory damages against the defendants in an aggregate amount of approximately $35 million. Pre-trial settlement conferences were unsuccessful and a trial on the issues of liability commenced in October 1995. In January 1996, after two weeks of jury deliberations, the court declared a mistrial. A new trial date has not been scheduled. NJNG is examining its options in light of the mistrial.

     NJNG is vigorously defending these matters and its liability insurance carriers are participating in its defense. NJNG is unable to predict the outcome of such matters but does not believe that their ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

  j. Various

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

7.  Commitments and Contingent Liabilities

     In March 1992, NJR Energy entered into long-term, fixed-price contracts to sell natural gas to a gas marketing company. In October 1994, in conjunction with a shift in capital allocation policy, NJR Energy entered into a swap agreement which hedges its risk for sales volumes under the contract which are in excess of the estimated production from existing reserves. As discussed in
Note 3. Discontinued Operations, NJR Energy has sold its natural gas reserves pursuant to a plan to exit the oil and gas production business. In June 1995, NJR Energy entered into a second swap agreement in order to hedge its risk for sales volumes under such contract that would have otherwise been fulfilled by its producing reserve base. In connection with the second swap, NJR Energy received $3.3 million, which is included in Deferred revenue and will be amortized to income over the fifteen year life of the agreement. Under the terms of the swap agreements, NJR Energy will pay to the counterparties the identical fixed price it receives from the gas marketing company (the fixed price) in exchange for the payment by the counterparties of an index price plus a spread per mmbtu (the floating price) for the total volumes under the gas sales contract. The swap agreements were effective as of November 1995, and will expire on the same date as the underlying gas sales contract.

     In order to secure the physical gas supply to meet the delivery requirements under its gas sales contracts, NJR Energy entered into a long-term purchase contract effective in November 1995, with a second gas marketing company for the identical volumes it is obligated to sell under the above-mentioned gas sales contract. NJR Energy has agreed to pay the supplier the identical floating price it is receiving under the swap agreements. In conjunction with this contract, NJR Energy received $1.9 million, which is included in Deferred revenue and will be amortized to income over the life of the agreement.

     The net result of the above swap agreements and purchase contract is that the Company has hedged both its price and volume risk associated with its long-term, fixed-price sales contract. The respective obligations of NJR Energy and the counterparties under the swap agreements are guaranteed, subject to a maximum amount, by the Company and the respective counterparties' parent corporations. In the event of nonperformance by the counterparties and their parent corporations, NJR Energy's financial results would be impacted by the difference, if any, between the fixed price it is receiving under the gas sales contract compared with the floating price the Company is paying under the purchase contract. However, the Company does not anticipate nonperformance by the counterparties.

8. Other

     At December 31, 1995 there were 17,928,239 shares of common stock outstanding and the book value per share was $14.94.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                        NEW JERSEY RESOURCES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended December 31, 1995 increased by 11% to $12.4 million, compared with $11.2 million, for the same period last year. Earnings per share for the quarter increased by 6% to $.69, compared with $.65, for the same period last year. The increase in consolidated earnings was attributable primarily to the higher financial results of the Company's principal subsidiary, New Jersey Natural Gas Company (NJNG).

UTILITY OPERATIONS

     NJNG's financial results are summarized as follows:

                                                      Three Months Ended
                                                          December 31,
                                                      1995          1994
                                                    -------       --------
                                                          (Thousands)
   Gross margin
     Residential and commercial .................   $42,355        $41,004
     Firm transportation ........................     2,673            403
     Interruptible and agency ...................       137            536
     Off system and capacity release ............     1,270          1,153
                                                    -------       --------
   Total gross margin ...........................   $46,435        $43,096
                                                    =======        =======
   Operating income before income taxes .........   $23,606        $22,171
                                                    =======        =======
   Net income ...................................   $12,677        $11,639
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

  Residential and Commercial

     Through fiscal 1992, gross margin from firm (i.e., residential and commercial) customers was weather-sensitive. Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season.

     Gross margin from sales to firm customers increased by $1.4 million, or 3%, during the first fiscal quarter, compared with the same period last year due primarily to a 21% increase in firm therm sales. The increase in firm therm sales was due to the weather, which was 31% colder than last year, and the impact of 12,224 customer additions during the twelve months ended December 31, 1995.

     The weather for the three months was 17% colder than normal, or the 10-year average. The impact of colder weather on gross margin was partially reduced by the above-mentioned WNC. Under this rate mechanism, a total of $4.5 million of gross margin was deferred for future refund to customers.

  Firm Transportation

     At December 31, 1995, NJNG provided firm transportation service to 1,275 commercial and industrial customers who chose this service. NJNG's gross margin will not be negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers.

  Interruptible and Agency

     NJNG services 55 customers through interruptible sales and/or transportation tariffs and through May 31, 1995 served certain of these customers through agency sales agreements. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 7% and 6% of total therm throughput in the three months ended December 31, 1995 and 1994, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulae that govern these sales. Under these formulae, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales with the balance credited to residential and commercial customers through the LGA clause.

     In June 1995, the agency sales function was transferred to the Company's unregulated subsidiary, New Jersey Natural Energy Company. Margin from agency sales agreements totalled $454,000 for the three months ended December 31, 1994.

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

     NJNG's off-system sales totaled 82 million therms and generated $626,000 of gross margin in the first quarter of fiscal 1996, compared with 70 million therms and $599,000 of gross margin in the same period a year ago. The capacity release program generated gross margin of $644,000 and $554,000 in the three months ended December 31, 1995 and 1994, respectively. These increases were due primarily to greater sales volume resulting from increased marketing efforts.

  Operating Income Before Income Taxes and Net Income

     Operating income before income taxes increased by $1.4 million, or 6%, in the first quarter of fiscal 1996 compared with the same period last year, as increased gross margin more than offset a 9% increase in operation and maintenance expenses associated primarily with conservation program expenses and the impact of growth on operations. Net income increased by $1 million, or 9%, due to the higher operating income and lower net interest expense which was due primarily to lower average interest rates.

NON-UTILITY OPERATIONS

MARKETING OPERATIONS

     New Jersey Natural Energy Company (Natural Energy) was formed in 1995 to facilitate the unregulated marketing of natural gas and fuel and capacity management services. In June 1995, the agency sales function of NJNG was transferred to Natural Energy. In August 1995, Natural Energy entered into a three-year fuel management agreement with GPU Service Corporation to manage their gas purchases and interstate pipeline capacity. Natural Energy's gross margin totaled $1.4 million and net income totaled $562,000 for the three months ended December 31, 1995.

REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:

                                                         Three Months Ended
                                                           December 31,
                                                         1995          1994
                                                        -------------------
                                                            (Thousands)

Revenues ......................................       $  1,868        $3,006
                                                        ======        ======
Operating income (loss) before income taxes ...       $  (651)        $1,467
                                                        ======        ======
Net loss ......................................       $(1,029)        $(119)
                                                      ========        ======

     On November 8, 1995, CR&R sold certain of its real estate assets for $52.65 million in cash. The transaction also includes the issuance of options to the buyer to purchase adjacent undeveloped land parcels at various prices. One unsubdivided parcel of land was sold for an 11% interest only note of $5.8 million. Upon receipt of the subdivision, for which the process has begun and is expected to be completed within one year, the $5.8 million note will be cancelled and the land will be transferred back to CR&R. While the subdivision is being sought, CR&R has leased the land back and is performing various site improvements. This portion of the transaction will be accounted for under the cost recovery method. This sale resulted in a pre-tax gain of $160,000, which is included in Other expense, net. However, it also required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income before income taxes.

     On December 22, 1995, CR&R sold a 157,000 square foot, Class A, office building, in a sale-leaseback transaction for $31.85 million. CR&R's pre-tax gain on this transaction is approximately $17.7 million which is included in Deferred revenue and will be amortized over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, will lease the building under a long-term master lease agreement and will continue to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

     NJR used the proceeds from these sales to reduce outstanding debt.

     CR&R's financial results for the quarter ended December 31, 1995 decreased compared with last year due primarily to the impact of the abovementioned one-time write-off of costs associated with the asset sales.

OIL AND GAS OPERATIONS

     See Note 3. Discontinued Operations for a discussion of the Company's decision to exit the oil and gas production business and account for this segment as a discontinued operation. NJR Energy's continuing operations consist of its equity investments in the Iroquois Gas Transmission System, L.P. and the Market Hub Partners, L.P.

     The financial results from continuing operations of NJR Energy are summarized as follows:

                                                           Three Months Ended
                                                              December 31,
                                                            1995         1994
                                                           -------------------
                                                              (Thousands)

Revenues ..........................................        $475        $ 304
                                                           ====         =====
Operating income (loss) before income taxes .......        $432        $ (42)
                                                           ====         =====
Net income (loss) .................................        $192        $(208)
                                                           ====        ======


     The improvement in NJR Energy's financial results is due primarily to lower interest expense related to the debt that is estimated to remain after the sale of the reserves. The Company plans to further reduce such debt from the cash flow generated by NJR Energy's equity investments and to make additional contributions from proceeds of the Company's Dividend Reinvestment and Customer Stock Purchase Plan (DRP).

LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $145 million and has a $10 million credit facility available on an offering basis. At December 31, 1995, $50.8 million was outstanding under these agreements. The Company meets the common equity requirements of each subsidiary through new issuances, including the proceeds from its DRP.

UTILITY

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments mandated by changes in New Jersey law, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $65 million with a number of commercial banks and has an additional $20 million line of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

     Remaining fiscal 1996 construction expenditures are estimated at $36 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short and long-term debt and proceeds from the Company's DRP, the amount and timing of which will be affected by market conditions and other factors. NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

NON UTILITY

REAL ESTATE

     CR&R's capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. Under these parameters, the Board of Directors has approved the construction of an approximately 76,300 square foot flex building on about 10 acres of land in its Monmouth Shores Corporate Park
(MSCP) which is expected to be completed in the second quarter of fiscal 1996. The total project cost is expected to total $6.4 million, of which $5.5 million has been expended through December 31, 1995. Such capital expenditures are expected to be funded through temporary cash investments maintained by the Company and internal generation.

OIL AND GAS

     NJR Storage Corporation (Storage), a subsidiary of NJR Energy, is a 5.67% partner in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of December 31, 1995, Storage's investment in MHP totaled $5.8 million and remaining investments in fiscal 1996 are expected to total $1.5 million. These expenditures are expected to be funded through temporary cash investments maintained by the Company, proceeds from the Company's DRP and internal generation.

                           PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

           Information required by this Item is incorporated by reference to
Note 5 --  Legal and Regulatory Proceedings.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1 Financial Data Schedule

           (b)  Reports on Form 8-K

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

                                         NEW JERSEY RESOURCES CORPORATION

    Date:  February 13, 1996             /s/ LAURENCE M. DOWNES
           -----------------             ---------------------
                                          Laurence M. Downes
                                          President and
                                          Chief Executive Officer

    Date:  February 13, 1996             /s/ GLENN C. LOCKWOOD
           -----------------             --------------------
                                          Glenn C. Lockwood
                                          Senior Vice President
                                          and Chief Financial Officer