Form 10-Q/A
period 1995-12-31
NEW JERSEY RESOURCES CORP
filed 1996-02-16
CIK 356309

===============================================================================

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

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                                         1995            1994
                                                                                        ------          ------
                                                                                   (Thousands, except per share data)
OPERATING REVENUES .............................................................       $159,739         $126,047
                                                                                       --------         --------
OPERATING EXPENSES
   Gas purchases ...............................................................         95,906           68,050
   Operation and maintenance ...................................................         17,904           14,804
   Depreciation and amortization ...............................................          5,867            5,715
   Gross receipts tax, etc .....................................................         15,611           13,474
   Federal income taxes ........................................................          6,163            5,553
                                                                                       --------         --------
Total operating expenses .......................................................        141,451          107,596
                                                                                       --------         --------

OPERATING INCOME ...............................................................         18,288           18,451
Other expense, net .............................................................             83              123
Interest charges, net ..........................................................          5,383            6,506
                                                                                       --------         --------

INCOME BEFORE PREFERRED STOCK
  DIVIDENDS ....................................................................         12,822           11,822
Preferred stock dividends ......................................................            400              413
                                                                                       --------         --------
INCOME FROM CONTINUING OPERATIONS ..............................................         12,422           11,409
Loss from discontinued operations, net .........................................           --                169
                                                                                       --------         --------
NET INCOME .....................................................................       $ 12,422         $ 11,240
                                                                                       ========         ========

EARNINGS PER COMMON SHARE FROM
  CONTINUING OPERATIONS ........................................................       $    .69         $    .65
Loss per common share from discontinued operations .............................           --               --
                                                                                       --------         --------
EARNINGS PER COMMON SHARE ......................................................       $    .69         $    .65
                                                                                       ========         ========
DIVIDENDS PER COMMON SHARE .....................................................       $    .38         $    .38
                                                                                       ========         ========
AVERAGE SHARES OUTSTANDING .....................................................         17,910           17,419
                                                                                       ========         ========

              See Notes to Consolidated Financial Statements

                        NEW JERSEY RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   1995          1994
                                                                                 --------      --------
                                                                                       (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................    $ 12,422      $ 11,240
  Adjustments to reconcile net income to cash flows
    Depreciation and amortization............................................       5,867         6,682
    Amortization of deferred charges.........................................       2,014           497
    Deferred income taxes....................................................      (8,348)        2,730
    Change in working capital................................................     (10,761)       (3,394)
    Other, net...............................................................       5,917        (3,315)
                                                                                  -------      --------
Net cash flows from operating activities.....................................       7,111        14,440
                                                                                  -------      --------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Proceeds from long-term debt...............................................      20,000        27,000
  Proceeds from common stock.................................................       3,276         2,999
  Payments of long-term debt ................................................     (68,450)         --
  Payments of common stock dividends.........................................      (6,761)       (6,575)
  Net change in short-term debt..............................................      (8,900)      (17,200)
                                                                                 ---------     --------
Net cash flows (used in) from financing activities...........................     (60,835)        6,224
                                                                                 ---------     --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Expenditures for
    Utility plant............................................................     (12,856)      (15,097)
    Real estate properties...................................................      (2,271)         (646)
    Oil and gas properties...................................................        --            (643)
    Equity investments.......................................................        (789)       (2,397)
    Cost of removal..........................................................      (1,225)       (1,124)
  Proceeds from sale of assets...............................................      92,163          --
                                                                                 --------      --------
  Net cash flows from (used in) investing activities.........................      75,022       (19,907)
                                                                                 --------      --------
  Net change in cash and temporary investments...............................      21,298           757
  Cash and temporary investments at September 30.............................       1,065         1,951
                                                                                 --------      --------
  Cash and temporary investments at December 31..............................    $ 22,363      $  2,708
                                                                                 ========      ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
  Receivables................................................................    $(71,535)     $(39,544)
  Inventories................................................................       8,305         4,394
  Deferred gas costs.........................................................      14,504         9,404
  Purchased gas..............................................................       6,325        10,100
  Accrued taxes..............................................................      29,006        17,077
  Customers' credit balances and deposits....................................      (1,369)        3,339
  Other, net.................................................................       4,003        (8,164)
                                                                                 --------      --------
      Total..................................................................    $(10,761)     $ (3,394)
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid (received) for
    Interest (net of amounts capitalized)....................................    $  6,575      $  7,844
    Income taxes.............................................................        --        $ (1,148)
  Non cash investing and financing activities
   Capital lease.............................................................    $ 31,850          --

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