Form 10-Q
period 1996-03-31
NEW JERSEY RESOURCES CORP
filed 1996-05-15
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 1996      Commission file number 1-8359



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




The number of shares outstanding of $2.50 par value Common Stock as of May 1, 1996, was 18,090,353.




                                                     PART I - FINANCIAL INFORMATION

                                                      ITEM 1. FINANCIAL STATEMENTS
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                               (unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                    Six Months Ended
                                                                         March 31,                              March 31,
                                                                      1996            1995                1996             1995
- -------------------------------------------------------------------------------------------------------------------------------
                                                                           (Thousands, except per share data)

OPERATING REVENUES.....................................           $233,917        $197,329            $393,656         $326,294
                                                                  --------        --------            --------         --------

OPERATING EXPENSES

 Gas purchases.........................................            141,923         110,358             237,829          181,326
 Operation and maintenance.............................             18,836          14,738              36,740           29,542
 Depreciation and amortization.........................              5,786           5,708              11,653           11,423
 Gross receipts tax, etc...............................             21,664          20,802              37,275           34,276
 Federal income taxes..................................             13,483          13,519              19,646           19,072
                                                                  --------        --------            --------         --------
  Total operating expenses.............................            201,692         165,125             343,143          275,639
                                                                  --------        --------            --------         --------

OPERATING INCOME.......................................             32,225          32,204              50,513           50,655
Other income (expense), net............................                220             (18)                137             (141)
Interest charges, net..................................              5,104           6,094              10,487           12,600
                                                                  --------        --------            --------         --------

INCOME BEFORE PREFERRED STOCK
DIVIDENDS .............................................             27,341          26,092              40,163           37,914
Preferred stock dividends..............................                400             413                 800              826
                                                                  --------        --------            --------         --------

INCOME FROM CONTINUING OPERATIONS                                   26,941          25,679              39,363           37,088
Loss from discontinued operations, net.................                 --            (185)                 --             (354)
                                                                  --------        --------            --------         --------

NET INCOME ............................................           $ 26,941        $ 25,494            $ 39,363         $ 36,734
                                                                  ========        ========            ========         ========

EARNINGS PER COMMON SHARE  FROM
CONTINUING OPERATIONS..................................              $1.50           $1.46               $2.19            $2.12

Loss per common share from discontinued
operations.............................................                 --            (.01)                 --             (.02)
                                                                     -----           -----               -----            -----

EARNINGS PER COMMON SHARE..............................              $1.50           $1.45               $2.19            $2.10
                                                                     =====           =====               =====            =====

DIVIDENDS PER COMMON SHARE.............................              $ .39           $ .38               $ .77            $ .76
                                                                     =====           =====               =====            =====

AVERAGE SHARES OUTSTANDING.............................             18,001          17,550              17,955           17,485
                                                                    ======          ======              ======           ======

See Notes to Consolidated Financial Statements



                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended
                                                                                                             March 31,
                                                                                                       1996              1995
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income .............................................................................          $ 39,363          $ 36,734
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization..........................................................            11,653            13,483
  Amortization of deferred charges.......................................................             2,459             1,012
  Deferred income taxes..................................................................            (8,207)              936
  Change in working capital..............................................................            24,057            42,276
  Other, net.............................................................................              (754)           (2,043)
                                                                                                   --------          --------
Net cash flows from operating activities.................................................            68,571            92,398
                                                                                                   --------          --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt............................................................            20,000            26,650
 Proceeds from common stock..............................................................             5,873             5,807
 Payments of long-term debt .............................................................           (75,064)           (2,070)
 Payments of common stock dividends......................................................           (13,574)          (13,205)
 Net change in short-term debt...........................................................           (36,400)          (67,000)
                                                                                                   --------          --------
Net cash flows used in financing activities..............................................           (99,165)          (49,818)
                                                                                                   --------          --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
 Expenditures for
  Utility plant..........................................................................           (20,727)          (28,869)
  Real estate properties.................................................................            (3,285)           (1,250)
  Oil and gas properties.................................................................               --               (939)
  Equity investments.....................................................................            (1,419)           (2,397)
  Cost of removal .......................................................................            (2,285)           (2,339)
 Proceeds from asset sales...............................................................            98,619               --
                                                                                                   --------          --------

Net cash flows from (used in) investing activities.......................................            70,903           (35,794)
                                                                                                   --------          --------
Net change in cash and temporary investments.............................................            40,309             6,786

Cash and temporary investments at September 30...........................................             1,065             1,951
                                                                                                   --------          --------

Cash and temporary investments at March 31...............................................          $ 41,374          $  8,737
                                                                                                   ========          ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables.............................................................................          $(94,049)         $(60,259)
 Inventories.............................................................................            21,723            23,504
 Deferred gas costs......................................................................            20,829            36,523
 Purchased gas...........................................................................            11,600            11,168
 Prepaid and accrued taxes, net..........................................................            47,973            45,884
 Customers' credit balances and deposits.................................................            (1,029)           (8,998)
 Other, net..............................................................................            17,010            (5,546)
                                                                                                   --------          --------
Total....................................................................................          $ 24,057          $ 42,276
                                                                                                   ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized)...................................................          $  8,918          $ 12,982
 Income taxes............................................................................          $ 14,487          $  4,523
Non cash investing and financing activities
 Capital lease...........................................................................          $ 31,850               --

See Notes to Consolidated Financial Statements




                                                     CONSOLIDATED BALANCE SHEETS

                                                               ASSETS
- ------------------------------------------------------------------------------------------------------------------------------
                                                              March 31,                September 30,                March 31,
                                                                 1996                      1995                       1995
                                                             (unaudited)                                           (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant..........................................      $ 786,983                  $ 736,434                   $ 719,402
 Real estate properties.................................         39,717                     49,509                     105,561
 Oil and gas properties.................................            --                         --                       64,045
                                                              ---------                  ---------                   ---------
                                                                826,700                    785,943                     889,008
 Accumulated depreciation and amortization..............       (193,770)                  (189,808)                   (229,521)
                                                              ---------                  ---------                   ---------
  Property, plant and equipment, net....................        632,930                    596,135                     659,487
                                                              ---------                  ---------                   ---------
CURRENT ASSETS
 Cash and temporary investments.........................         41,374                      1,065                       8,737
 Construction fund......................................         12,500                     12,500                           -
 Customer accounts receivable...........................         94,071                     20,196                      66,728
 Unbilled revenues......................................         30,919                      9,768                      22,166
 Allowance for doubtful accounts........................         (1,840)                      (422)                     (1,306)
 Gas in storage, at average cost........................          4,641                     26,703                      10,652
 Materials and supplies, at average cost................          8,782                      8,443                       6,470
 Deferred gas costs.....................................            --                      17,098                         --
 Prepaid state taxes....................................            --                      18,041                         --
 Assets held for sale, net..............................            --                      66,997                         --
 Other..................................................          5,222                      5,512                       5,795
                                                              ---------                  ---------                   ---------
  Total current assets..................................        195,669                    185,901                     119,242
                                                              ---------                  ---------                   ---------

DEFERRED CHARGES AND OTHER
  Equity investments....................................         12,411                     10,709                       8,708
  Regulatory assets.....................................         36,322                     22,934                      22,566
  Other.................................................         10,255                     10,685                      12,524
                                                              ---------                  ---------                   ---------
    Total deferred charges and other....................         58,988                     44,328                      43,798
                                                              ---------                  ---------                   ---------
       Total assets.....................................      $ 887,587                  $ 826,364                   $ 822,527
                                                              =========                  =========                   =========


See Notes to Consolidated Financial Statements



                                                     CONSOLIDATED BALANCE SHEETS

                                                   CAPITALIZATION AND LIABILITIES
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              March 31,                  September 30,                  March 31,
                                                                1996                         1995                         1995
                                                             (unaudited)                                               (unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands)
CAPITALIZATION
 Common stock equity................................           $290,321                    $258,919                      $279,387
 Redeemable preferred stock.........................             21,004                      21,004                        21,285
 Long-term debt.....................................            309,013                     352,227                       323,877
                                                               --------                    --------                      --------
  Total capitalization..............................            620,338                     632,150                       624,549
                                                               --------                    --------                      --------

CURRENT LIABILITIES
 Current maturities of long-term debt...............              2,364                       2,364                         4,238
 Short-term debt....................................                --                       16,400                           --
 Purchased gas......................................             40,704                      29,104                        26,118
 Accounts payable and other.........................             50,804                      33,817                        30,230
 Accrued taxes......................................             38,442                       8,510                        37,937
 Overrecovered gas costs............................              3,731                         --                          8,081
 Customers' credit balances and deposits............             15,011                      16,040                         5,482
                                                               --------                    --------                      --------
  Total current liabilities.........................            151,056                     106,235                       112,086
                                                               --------                    --------                      --------

DEFERRED CREDITS
 Deferred income taxes  ............................             43,644                      51,851                        53,634
 Deferred investment tax credits....................             11,454                      11,628                        11,831
 Deferred revenue...................................             22,524                       3,300                           --
 Other..............................................             38,571                      21,200                        20,427
                                                               --------                    --------                      --------
  Total deferred credits............................            116,193                      87,979                        85,892
                                                               --------                    --------                      --------

   Total capitalization and liabilities.............           $887,587                    $826,364                      $822,527
                                                               ========                    ========                      ========


See Notes to Consolidated Financial Statements

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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of New Jersey Resources Corporation and its subsidiaries -- New Jersey Natural Gas Company
(NJNG), NJR Energy Services Corporation (Energy Services) and NJR Development Company (NJR Development). New Jersey Natural Energy Company (Natural Energy) and NJR Energy Corporation (NJR Energy) are wholly owned subsidiaries of Energy Services. Commercial Realty & Resources Corp. (CR&R), Paradigm Power, Inc. (PPI) and NJR Computer Technologies, Inc. are wholly owned subsidiaries of NJR Development. Significant intercompany accounts and transactions have been eliminated.

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

     In December 1995, NJR Energy sold its interests in all of its oil and gas properties located in western Oklahoma, Kansas, Texas and Utah in two transactions for $12.6 million. The proceeds from these sales were used to reduce outstanding debt. In January 1996, NJR Energy sold its remaining oil and gas properties, located in Eastern Oklahoma and Arkansas, for $6.5 million. These sales are subject to purchase price adjustments which are expected to be finalized in the third fiscal quarter. Based upon the results of the asset sales and costs incurred to date, the Company currently estimates that the reserve established in fiscal 1995 for the discontinued operations is adequate. Operating revenues for the discontinued operations were $3.4 million and $6.8 million for the six months ended March 31, 1996 and March 31, 1995, respectively.

4. New Accounting Standard

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review an undiscounted operating cash flow before interest test is used and any resulting impairment required would be measured based on the fair value of the asset. The Company is evaluating the requirements of SFAS 121 which must be adopted by fiscal 1997 and currently believes that they will not have a material impact on its consolidated financial condition or results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method established in Accounting Principles Board Opinion 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123, which must be adopted by fiscal 1997. Therefore, such adoption will have no effect on the Company's consolidated financial condition or results of operations.

5. Capitalized Interest

     Capitalized interest and total interest charges for the three and six months ended March 31, 1996 and 1995, respectively, are as follows:


                                           Three Months Ended,                      Six Months Ended,
                                                March 31,                               March 31,

                                        1996                1995                   1996                  1995
                                      ---------------------------               -----------------------------
                                                             (Thousands)
Capitalized Interest                  $  284               $  565               $   868               $ 1,081
                                      ======               ======               =======               =======
Total Interest Charges                $5,388               $6,831               $11,692               $13,976
                                      ======               ======               =======               =======

6.  Legal and Regulatory Proceedings

a. Manufactured Gas Plant (MGP) Sites

     NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which it acquired from predecessors, and which contain contaminated residues from former gas manufacturing operations. All of the gas manufacturing operations ceased at these sites by the mid-1950's, and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or its predecessors. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (the NJDEP) and local government authorities with respect to the MGP sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the Board of

Public Utilities (BPU), NJNG is recovering its expenditures incurred through June 1995 over a seven-year period. Costs incurred subsequent to June 30, 1995 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

     As of December 31, 1995, NJNG had estimated that it would incur additional expenditures of $14 million over the next five years for further investigation and remedial action at these sites and, accordingly reflected this amount in both Regulatory assets and Other deferred credits. NJNG, with the assistance of an outside consulting firm, has recently completed an environmental review of the sites, including a review of its potential liability for investigation and remedial action for periods significantly beyond the five year period. On the basis of such review, NJNG has estimated that, exclusive of insurance recoveries, if any, total future expenditures to remediate and monitor known MGP sites will range from $27.5 million to $60 million. NJNG's estimates of these liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, at March 31, 1996, NJNG has increased its accrued liability and corresponding regulatory asset to $27.5 million. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability to pay of other responsible parties and any insurance recoveries. NJNG will continue to seek recovery of such costs through the remediation rider.

     In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. There can be no assurance as to the outcome of these proceedings.

b.  Aberdeen

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

c. South Brunswick Asphalt, L.P.

     NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. and its affiliated companies
(SBA) seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. On April 4, 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. Non-hazardous waste may be disposed of by a number of conventional methods, which are being explored by the parties.

     NJNG's liability insurance carrier has assumed defense of this action but has denied coverage for SBA's claims. See above, 6a. Manufactured Gas Plant
(MGP) Sites, for a description of an action brought by NJNG against various insurance carriers relating to certain insurance coverage of liability arising out of these sites. Based upon the gas remediation rider approved by the BPU in June 1992, NJNG believes that such costs should be recoverable through the ratemaking process, but recognizes that such recovery is not assured. There can be no assurance as to the outcome of these proceedings. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

     One of the SBA sites was the subject of a NJDEP Directive and Notice alleging that the tar emulsion/sand and gravel mixture was a contributing factor to the contamination of ground water at a residential community. In June 1995, the NJDEP notified NJNG that it was removing NJNG without prejudice as a respondent to such NJDEP Directive and Notice.

d.  Bridgeport Rental and Oil Service

     In January 1992, NJNG was advised of allegations that certain waste oil from its former MGP site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service site in Logan Township, New Jersey. That site has been designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG has notified its insurance carriers and NJNG has agreed to participate in settlement discussions as a non-party litigant. See above, 6a. Manufactured Gas Plant (MGP) Sites, for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to this matter, but would seek recovery of any such costs through the ratemaking process. However, no assurance can be given as to the timing or extent of the ultimate recovery of such costs. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

e. Iroquois

     NJNR Pipeline Company (Pipeline), a subsidiary of NJR Energy, owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the U.S. - Canadian border in upstate New York to Long Island.

     Iroquois was informed by the U.S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that an investigation was underway to determine whether or not Iroquois committed civil violations of the Federal Clean Water Act and/or its Corps of Engineers permit during construction of the pipeline.

     In addition, in conjunction with the Environmental Protection Agency, a criminal investigation was initiated by the U.S. Attorney's Office for the Northern District of New York.

     In December 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission Office of the General Counsel (Enforcement) that Enforcement commenced a preliminary, non-public investigation concerning matters related to Iroquois' construction of certain of its pipeline facilities. In addition, in December 1993, Iroquois received a similar communication from the Army Corps of Engineers requesting information regarding permit compliance in connection with certain aspects of the pipeline construction.

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

     Iroquois has informed the Company that it is in the process of negotiating a final settlement with the Government regarding certain environmental and safety allegations asserted by the Government. Iroquois anticipates that a potential settlement will be reached in the near future. If the proposed settlement is finalized, the Company anticipates that future costs associated with the Government's allegations will not have a material adverse effect on the Company's consolidated financial condition on results of operations. Pipeline's investment in Iroquois as of March 31, 1996 was $6.1 million.

f. Bessie-8

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

     In January 1993, the Joint Venture, et al. filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) challenging the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In February 1993, the Commonwealth Court stayed the PaPUC's order requiring the Joint Venture, et al. to file for a certificate of public convenience and necessity, pending the outcome of a second Petition for Review filed by the Joint Venture, et al. challenging the lawfulness of the October 1992 action in light of the April 1989 tie vote. In July 1995, the Pennsylvania Supreme Court held that the April 1989 tie vote did not prohibit the PaPUC from taking its October 1992 vote.

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

g. Securities and Exchange Commission (SEC)

     In October 1995, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony in connection with certain transactions engaged in by subsidiaries of the Company in early 1992. An SEC investigation is a fact-finding inquiry and not an adversarial proceeding. No adversarial proceedings have been commenced by the SEC. The Company is cooperating with the Staff of the SEC in its investigation.

h. Long Branch Pier

     In August 1988 and in 1989, NJNG and an electric utility were named defendants in civil actions in New Jersey Superior Court commenced by the owners of several businesses and stores destroyed in a fire at the Long Branch Amusement Pier (the Pier) in New Jersey, which actions were subsequently consolidated. The plaintiffs allege, among other things, that NJNG had lines beneath a boardwalk which, the plaintiffs assert, reacted with faulty electric cables to cause the fire that damaged the Pier. The several plaintiffs assert compensatory damages against the defendants in an aggregate amount of approximately $35 million. Pre-trial settlement conferences were unsuccessful and a trial on the issues of liability commenced in October 1995. In January 1996, after two weeks of jury deliberations, the court declared a mistrial. Subsequently thereto, the Company and the electric utility have settled two of the complaints. A new trial date for the remaining complaints has been scheduled for September 3, 1996.

     NJNG is vigorously defending these matters and its liability insurance carriers are participating in its defense. NJNG is unable to predict the outcome of such matters but does not believe that their ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

i. Various

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

7. Other

     At March 31, 1996, there were 18,021,189 shares of common stock outstanding and the book value per share was $16.11.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1996

A. RESULTS OF OPERATIONS

     Consolidated net income from continuing operations for the quarter ended March 31, 1996 increased by 5% to $26.9 million, or $1.50 per share, compared with $25.7 million, or $1.46 per share, for the same period last year. Consolidated net income from continuing operations for the six months ended March 31, 1996 increased by 6%, to $39.4 million, or $2.19 per share, compared with $37.1 million, or $2.12 per share, last year.

UTILITY OPERATIONS

NJNG's financial results are summarized as follows:


                                                    Three Months Ended        Six Months Ended
                                                        March 31,                March 31,
                                                   -------------------     ---------------------
                                                     1996        1995        1996         1995
                                                   -------     -------     --------     --------
                                                                  (Thousands)
Gross margin
  Residential and commercial                       $61,888     $60,801     $104,243     $101,805
  Firm transportation                                4,498       1,436        7,171        1,839
  Interruptible and agency                              52       1,089          189        1,625
  Off system and capacity release                    1,522       1,676        2,792        2,829
                                                   -------     -------     --------     --------
Total gross margin                                 $67,960     $65,002     $114,395     $108,098
                                                   =======     =======     ========     ========
Operating income before income taxes               $42,632     $43,881     $ 66,238     $ 66,052
                                                   =======     =======     ========     ========
Net income                                         $25,328     $25,863     $ 38,005     $ 37,502
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

     Gross margin from sales to firm customers increased by $1.1 million, or approximately 2%, and $2.4 million, or approximately 2%, for the three and six months ended March 31, 1996, respectively, compared with a year ago due primarily to an increase in firm therm sales.

     Therm sales to firm customers increased from 213 million and 342 million for the three and six months ended March 31, 1995, respectively, to 236 million and 393 million for the comparable periods this year. The increase in firm therm sales in both periods was due to the weather, which was 20% colder than last year, the impact of 11,113 customer additions during the twelve months ended March 31, 1996, and higher average customer usage.

     The weather for the six months ended March 31, 1996 was 14% colder than normal, or the 10-year average. The impact of colder weather on gross margin was partially mitigated by the above-mentioned WNC. Under this rate mechanism, a total of $10.3 million of gross margin was deferred for refund to customers in fiscal 1997.

Firm Transportation

     At March 31, 1996, NJNG provided firm transportation service to 1,663 commercial and industrial customers who chose this service. NJNG's gross margin will not be negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers.

Interruptible and Agency

     NJNG services 55 customers through interruptible sales and/or transportation tariffs and through May 31, 1995 served certain of these customers through agency sales agreements. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% of total therm throughput in the six months ended March 31, 1996 and 1995, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulae that govern these sales. Under these formulae, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales with the balance credited to residential and commercial customers through the LGA clause.

     In June 1995, the agency sales function was transferred to Natural Energy. Margin from agency sales agreements totalled $1.0 and $1.4 million for the three and six months ended March 31, 1995, respectively.

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

     NJNG's off-system sales totaled 76 million therms and generated $800,000 of gross margin and 158 million therms and $1.4 million of gross margin in the three and six months ended March 31, 1996, respectively, compared with 68 million therms and $888,000 of gross margin and 138 million therms and $1.5 million of gross margin in the comparable periods last year. The decrease in margin per therm was due primarily to increased competition. The capacity release program generated gross margin of $722,000 and $1.4 million in the three and six months ended March 31, 1996, respectively, compared with $788,000 and $1.3 million in the comparable periods last year.

Operating Income Before Income Taxes and Net Income

     Operating income before income taxes decreased by $1.2 million, or 3%, and net income decreased by $535,000, or 2%, for the three months ended March 31, 1996, compared with the same period last year, primarily due to increased operation and maintenance expenses associated with the much colder than normal winter weather, and the transfer of agency income in 1995, which more than offset higher gross margin.

     Operating income before taxes increased by $186,000, or less than 1%, and net income increased by $503,000, or 1%, for the six months ended March 31, 1996, compared with the same period last year due primarily to higher gross margin and lower interest costs, which more than offset higher operation and maintenance expenses and the transfer of agency income in 1995.

NON-UTILITY OPERATIONS

MARKETING OPERATIONS

     Natural Energy was formed in 1995 to facilitate the unregulated marketing of natural gas and fuel and capacity management services. In June 1995, the agency sales function of NJNG was transferred to Natural Energy. In August 1995, Natural Energy entered into a three-year fuel management agreement with GPU Service Corporation to manage their gas purchases and interstate pipeline capacity. Natural Energy's retail gas sales totaled 3.5 billion cubic feet (bcf) and 5.9 bcf and gas under management totaled 3.7 bcf and 10.3 bcf for the three and six months ended March 31, 1996, respectively. Natural Energy's gross margin totaled $2.5 million and $3.9 million and net income totaled $1.2 million and $1.7 million for the three and six months ended March 31, 1996, respectively.

REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:



                                                   Three Months Ended    Six Months Ended
                                                        March 31,           March 31,
                                                   ------------------   ------------------
                                                    1996       1995       1996       1995
                                                   -----     ------     -------     ------
                                                                (Thousands)
Revenues                                           $ 576     $3,196     $ 2,444     $6,202
                                                   =====     ======     =======     ======

Operating income (loss) before income taxes        $(128)    $1,623     $  (779)    $3,090
                                                   =====     ======     =======     ======

Net income (loss)                                  $ (74)    $   38     $(1,103)    $  (81)
                                                   =====     ======     =======     ======

     On November 8, 1995, CR&R sold certain of its real estate assets for $52.65 million in cash. The transaction also included the issuance of options to the buyer to purchase adjacent undeveloped land parcels at various prices. One unsubdivided parcel of land was sold for an 11% interest only note of $5.8 million. Upon receipt of the subdivision, for which the process has begun and is expected to be completed within one year, the $5.8 million note will be cancelled and the land will be transferred back to CR&R. While the subdivision is being sought, CR&R has leased the land back and is performing various site improvements. This portion of the transaction will be accounted for under the cost recovery method. This sale resulted in a pre-tax gain of $160,000, which is included in Other income, net. However, it also required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income before income taxes in the six months ended March 31, 1996.

     On December 22, 1995, CR&R sold a 157,000 square foot, Class A, office building, in a sale-leaseback transaction for $31.85 million. CR&R's pre-tax gain on this transaction was approximately $17.7 million which is included in Deferred revenue and is being amortized over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, will lease the building under a long-term master lease agreement and will continue to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

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

     The financial results from continuing operations of NJR Energy are summarized as follows:

                                          Three Months Ended    Six Months Ended
                                                March 31,          March 31,
                                          ------------------   -----------------
                                            1996      1995      1996       1995
                                            ----     -----     ------     ------
                                                      (Thousands)

Revenues                                    $628     $ 217     $1,103     $ 521
                                            ====     =====     ======     =====
Operating income before income taxes        $587     $  37     $1,019     $ 169
                                            ====     =====     ======     =====

Net income (loss)                           $175     $(272)    $  367     $(480)
                                            ====     =====     ======     =====


     The improvement in NJR Energy's financial results is due primarily to lower interest expense as the proceeds from the sales of the reserves were used to reduce outstanding debt. The Company plans to further reduce such debt from the cash flow generated by NJR Energy's equity investments and from proceeds of sales of the Company's common stock through its Automatic Dividend Reinvestment Plan (DRP).

B. LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $145 million and has a $10 million credit facility available on an offering basis. At March 31, 1996, $45.5 million was outstanding under these agreements. NJNG issues short and long term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary through new issuances of the Company's common stock, including the proceeds from its DRP.

UTILITY

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and accelerated GRFT payments mandated by changes in New Jersey law, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $50 million with a number of commercial banks and has an additional $20 million line of credit available on an offering basis. NJNG's lines of credit are adjusted quarterly based upon its projected cash needs.

     Remaining fiscal 1996 construction expenditures are estimated at $27 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general and information system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short and long-term debt and proceeds from the Company's DRP, the amount and timing of which will be affected by market conditions and other factors. NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

NON UTILITY

REAL ESTATE

     CR&R's capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. Under these parameters, in 1994, the Board of Directors approved the construction of an approximately 76,300 square foot flex building on approximately 10 acres of land in CR&R's Monmouth Shores Corporate Park (MSCP) which was substantially completed as of March 31, 1996. The total project cost is expected to total $6.7 million, of which $5.8 million has been expended through March 31, 1996. CR&R will also construct a 98,000 square foot addition to an existing building at an incremental cost of approximately $5.4 million. This additional space has been pre-leased to the occupant of the existing building and is expected to be completed in January 1997. Such capital expenditures are expected to be funded through temporary cash investments maintained by the Company and internal generation.

OIL AND GAS

     NJR Storage Corporation (Storage), a subsidiary of NJR Energy, is a 5.67% partner in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of March 31, 1996, Storage's investment in MHP totaled $6.3 million and remaining investments in fiscal 1996 are expected to total $1.5 million. These expenditures are expected to be funded through temporary cash investments maintained by the Company, proceeds from the Company's DRP and internal generation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 6 Legal and Regulatory Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     On February 14, 1996, the stockholders voted upon the following matters at the annual stockholder meeting.

     (a) The election of four (4) directors, one (1) to serve for a one year term expiring in 1997, and three (3) to serve for three-year terms expiring in 1999 and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

           Director                  For                 Against
           --------                  ---                 -------
           Richard S. Sambol         14,654,334          269,246
           Leonard S. Coleman        14,619,195          304,385
           Lester D. Johnson         14,621,699          301,881
           Dorothy K. Light          14,675,953          247,627

     (b) The stockholders approved a proposal to amend the Company's Executive Long-Term Incentive Compensation Plan. The votes were as follows:

           For                      Against              Abstain
           ---                      -------              -------
           13,382,352               1,122,828            418,400

     (c) The stockholders approved a proposal to amend the Restated Certificate to increase the authorized number of shares of Common Stock. The votes were as follows:

           For                      Against              Abstain
           ---                      -------              -------
           13,069,267               1,560,072            294,242

     (d) The stockholders approved a proposal to amend the Restated Certificate to increase the authorized number of shares of Preferred Stock. The votes were as follows:

           For                      Against              Abstain
           ---                      -------              -------
           9,701,058                3,348,881            340,001

     (e) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1996. The votes were as follows:

           For                      Against              Abstain
           ---                      -------              -------
           14,627,035               119,850              170,696

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     27-1 Financial Data Schedule

     (b) Reports of Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW JERSEY RESOURCES CORPORATION

Date:  May 14, 1996                       /s/ Laurence M. Downes
       ----------                         ----------------------
                                              Laurence M. Downes
                                              President and
                                              Chief Executive Officer

Date:  May 14, 1996                       /s/ Glenn C. Lockwood
       -----------                        ---------------------
                                              Glenn C. Lockwood
                                              Senior Vice President
                                              and Chief Financial Officer