Form 10-Q
period 1996-06-30
NEW JERSEY RESOURCES CORP
filed 1996-08-12
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996       Commission file number 1-8359


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

                       YES: X                  NO:

The number of shares outstanding of $2.50 par value Common Stock as of August 7, 1996, was 18,117,156.

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                        -------------------           -------------------
                                                          1996       1995               1996       1995
                                                        -------     -------           --------    -------
                                                                   (Thousands, except per share data)
OPERATING REVENUES ................................     $94,456     $74,444           $488,112    $400,738
                                                        -------     -------           --------    --------
OPERATING EXPENSES
 Gas purchases ....................................      54,933      40,446            292,762     221,772
 Operation and maintenance ........................      17,003      14,539             53,743      44,081
 Depreciation and amortization ....................       5,779       5,709             17,432      17,132
 Gross receipts tax, etc...........................       8,067       7,012             45,342      41,288
 Federal income taxes .............................         907          50             20,553      19,122
                                                        -------     -------           --------    --------
      Total operating expenses ....................      86,689      67,756            429,832     343,395
                                                        -------     -------           --------    --------
OPERATING INCOME ..................................       7,767       6,688             58,280      57,343

Other income, net .................................         174         658                311         517

Interest charges, net .............................       5,312       5,734             15,799      18,334
                                                        -------     -------           --------    --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS ...........       2,629       1,612             42,792      39,526

Preferred stock dividends .........................         400         403              1,200       1,229
                                                        -------     -------           --------    --------
INCOME FROM CONTINUING OPERATIONS .................       2,229       1,209             41,592      38,297

Loss from discontinued operations, net ............        --           (24)              --          (378)

Loss on disposal, including provision for estimated
  operating losses during phase-out period, less
  applicable income tax benefits of $4,665 ........        --        (8,665)              --        (8,665)
                                                        -------     -------           --------    --------
NET INCOME (LOSS) .................................     $ 2,229     $(7,480)          $ 41,592    $ 29,254
                                                        =======     =======           ========    ========
EARNINGS PER COMMON SHARE FROM
CONTINUING OPERATIONS .............................        $.12        $.07              $2.31       $2.18

Loss per common share from discontinued operations         --          (.49)              --          (.51)
                                                        -------     -------           --------    --------
EARNINGS (LOSS) PER COMMON SHARE ..................        $.12       $(.42)             $2.31       $1.67
                                                           ====       =====              =====       =====
DIVIDENDS PER COMMON SHARE ........................        $.39        $.38              $1.16       $1.14
                                                           ====       =====              =====       =====
AVERAGE SHARES OUTSTANDING ........................      18,095      17,672             18,002      17,547
                                                        =======     =======            =======     =======


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    -----------------------
                                                                                     1996             1995
                                                                                    ------           ------
                                                                                         (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..........................................................            $ 41,592          $ 29,254
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization.......................................              17,432            20,279
  Loss from disposal of discontinued operations.......................                  --             8,665
  Amortization of deferred charges....................................               2,923             1,520
  Deferred income taxes...............................................              (4,353)            2,230
  Change in working capital...........................................               2,775            30,168
  Other, net..........................................................              (4,376)            1,603
                                                                                  --------          --------
Net cash flows from operating activities..............................              55,993            93,719
                                                                                  --------          --------
CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt.........................................              20,000            25,000
 Proceeds from common stock...........................................               6,733             8,360
 Payments of long-term debt and preferred stock ......................             (81,688)           (6,493)
 Payments of common stock dividends...................................             (20,602)          (19,883)
 Net change in short-term debt........................................             (23,200)          (50,600)
                                                                                  --------          --------
Net cash flows used in financing activities...........................             (98,757)          (43,616)
                                                                                  --------          --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
 Expenditures for
  Utility plant.......................................................             (33,110)           (38,957)
  Real estate properties..............................................              (4,883)            (2,404)
  Oil and gas properties..............................................                  --             (1,195)
  Equity investments..................................................              (1,972)            (4,507)
  Cost of removal ....................................................              (2,979)            (3,378)
 Proceeds from asset sales............................................              98,619                 --
                                                                                  --------           --------
Net cash flows from (used in) investing activities....................              55,675            (50,441)
                                                                                  --------           --------
Net change in cash and temporary investments..........................              12,911               (338)

Cash and temporary investments at September 30........................               1,065              1,951
                                                                                  --------           --------
Cash and temporary investments at June 30.............................             $13,976           $  1,613
                                                                                  ========           ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables..........................................................            $(32,534)          $(10,407)
 Inventories..........................................................               6,335             18,904
 Deferred gas costs...................................................              11,030             25,039
 Purchased gas........................................................              (2,088)             5,269
 Prepaid and accrued taxes, net.......................................               5,640              3,439
 Customers' credit balances and deposits..............................               2,801             (4,888)
 Other, net...........................................................              11,591             (7,188)
                                                                                  --------           --------
Total.................................................................            $  2,775           $ 30,168
                                                                                  ========           ========
Cash paid for
 Interest (net of amounts capitalized)................................             $15,053           $ 18,948
 Income taxes.........................................................             $19,535           $  4,805
Non cash investing and financing activities
 Capital lease........................................................             $31,850                 --



See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              JUNE 30,    SEPTEMBER 30,     JUNE 30,
                                               1996          1995             1995
                                             ----------   ------------     ----------
                                            (unaudited)                    (unaudited)
                                                          (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ............................   $ 798,357      $ 736,434      $ 728,805
 Real estate properties ...................      41,312         49,509        106,715
                                              ---------      ---------      ---------
                                                839,669        785,943        835,520
 Accumulated depreciation and amortization.    (198,176)      (189,808)      (193,941)
                                              ---------      ---------      ---------
  Property, plant and equipment, net ......     641,493        596,135        641,579
                                              ---------      ---------      ---------
CURRENT ASSETS
 Cash and temporary investments ...........      13,976          1,065          1,613
 Construction fund ........................      12,500         12,500           --
 Customer accounts receivable .............      54,409         20,196         31,868
 Unbilled revenues ........................       9,205          9,768          8,543
 Allowance for doubtful accounts ..........      (1,979)          (422)        (1,175)
 Gas in storage, at average cost ..........      20,670         26,703         14,289
 Materials and supplies, at average cost ..       8,141          8,443          7,433
 Deferred gas costs .......................       6,068         17,098          3,983
 Prepaid state taxes ......................      19,495         18,041         21,038
 Assets held for sale, net ................        --           66,997         14,936
 Other ....................................       5,899          5,512          5,857
                                              ---------      ---------      ---------
  Total current assets ....................     148,384        185,901        108,385
                                              ---------      ---------      ---------
DEFERRED CHARGES AND OTHER
  Equity investments ......................      12,570         10,709         10,440
  Regulatory assets .......................      36,101         22,934         22,638
  Other ...................................       9,158         10,685         10,062
                                              ---------      ---------      ---------
    Total deferred charges and other ......      57,829         44,328         43,140
                                              ---------      ---------      ---------
       Total assets .......................   $ 847,706      $ 826,364      $ 793,104
                                              =========      =========      =========


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES



                                             JUNE 30,  SEPTEMBER 30,   JUNE 30,
                                              1996        1995          1995
                                           ----------- ------------  -----------
                                           (unaudited)               (unaudited)
                                                       (Thousands)
CAPITALIZATION
 Common stock equity .....................   $286,362     $258,919     $267,682
 Redeemable preferred stock ..............     20,880       21,004       21,015
 Long-term debt ..........................    303,513      352,227      322,327
                                             --------     --------     --------
  Total capitalization ...................    610,755      632,150      611,024
                                             --------     --------     --------
CURRENT LIABILITIES
 Current maturities of long-term debt ....      1,364        2,364        3,564
 Short-term debt .........................     13,200       16,400       12,900
 Purchased gas ...........................     27,016       29,104       20,219
 Accounts payable and other ..............     46,095       33,817       32,870
 Accrued taxes ...........................     15,604        8,510       16,530
 Customers' credit balances and deposits .     18,841       16,040        9,592
                                             --------     --------     --------
  Total current liabilities ..............    122,120      106,235       95,675
                                             --------     --------     --------
DEFERRED CREDITS
 Deferred income taxes ...................     47,498       51,851       50,263
 Deferred investment tax credits .........     11,367       11,628       11,730
 Deferred revenue ........................     22,205        3,300         --
 Other ...................................     33,761       21,200       24,412
                                             --------     --------     --------
  Total deferred credits .................    114,831       87,979       86,405
                                             --------     --------     --------
   Total capitalization and liabilities ..   $847,706     $826,364     $793,104
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

     In December 1995 and January 1996 NJR Energy sold its interests in all of its oil and gas properties in three transactions for $19.4 million. The proceeds from these sales were used to reduce outstanding debt. Based upon the results of the asset sales and costs incurred to date, the Company currently estimates that the reserve established in fiscal 1995 for the discontinued operations is adequate. Operating revenues for the discontinued operations were $3.9 million and $9.8 million for the nine months ended June 30, 1996 and 1995, respectively.

4. New Accounting Standard

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review an undiscounted operating cash flow before interest test is used and any resulting impairment required would be measured based on the fair value of the asset. The Company is evaluating the requirements of SFAS 121 which must be adopted by fiscal 1997 and currently believes that it will not have a material impact on its consolidated financial condition or results of operations.

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

5. Capitalized Interest

     Capitalized interest and total interest charges for the three and nine months ended June 30, 1996 and 1995, respectively, are as follows:

                                     Three Months Ended,     Nine Months Ended,
                                          June 30,                June 30,
                                      -----------------      ------------------
                                       1996       1995        1996        1995
                                      ------     ------      ------      ------
                                                    (Thousands)

Capitalized Interest .............      $271       $842      $1,139      $1,923
                                        ====       ====      ======      ======

Total Interest Charges ...........    $5,246     $6,305     $16,938     $20,281
                                      ======     ======     =======     =======


6. Legal and Regulatory Proceedings

     a. Levelized Gas Adjustment Clause (LGA)

     On July 31, 1996, NJNG filed for a net $8 million, or 2%, increase in its Levelized Gas Adjustment clause (LGA). This LGA filing included updated factors for its Gas Cost Recovery factor (GCR), Weather Normalization Clause (WNC), Remediation Adjustment Clause (RA) and Demand Side Management Adjustment Clause (DSMAC). The GCR factor increased by $21.2 million due to the increase in gas costs resulting primarily from the cold winter weather. This increase is partially offset by a $12 million credit from the WNC, which also reflects the margin impact of 15% colder than normal winter weather. In addition, the Company requested certain modifications to its WNC to update various factors to more appropriately reflect current customers' usage and weather. A decision is expected in the first quarter of fiscal 1997.

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

     As of December 31, 1995, NJNG had estimated that it would incur additional expenditures of $14 million over the next five years for further investigation and remedial action at these sites and, accordingly reflected this amount in both Regulatory assets and Other deferred credits. NJNG, with the assistance of an outside consulting firm, has recently completed an environmental review of the sites, including a review of its potential liability for investigation and remedial action for periods significantly beyond the five year period. On the basis of such review, NJNG has estimated that, exclusive of insurance recoveries, if any, total future expenditures to remediate and monitor known MGP sites will range from $27.5 million to $60 million. NJNG's estimates of these liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, in the second quarter of fiscal 1996, NJNG increased its accrued liability and corresponding regulatory asset to $27.5 million. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability to pay of other responsible parties and any insurance recoveries. NJNG will continue to seek recovery of such costs through the Remediation Rider.

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

     f. Iroquois

     NJNR Pipeline Company (Pipeline), a subsidiary of NJR Energy, owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the U.S.-Canadian border in upstate New York to Long Island.

     In 1992, Iroquois was informed by the U.S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that an investigation was underway to determine whether Iroquois had committed civil violations of the Federal Clean Water Act and/or its Corps of Engineers permit during construction of the pipeline. In addition, in conjunction with the Environmental Protection Agency, a criminal investigation was initiated by the U.S. Attorney's Office for the Northern District of New York.

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

     Iroquois has informed the Company that after extensive discussions with the involved government agencies, Iroquois has entered into a series of settlement agreements to resolve all pending investigations relating to pipeline construction. On May 23, 1996, Iroquois' agent for pipeline construction, Iroquois Pipeline Operating Company (IPOC) entered a plea of guilty to four felony violations of the Clean Water Act in the Northern District of New York. Four former IPOC employees, including two former officers, also entered guilty pleas to Clean Water Act misdemeanors. On the same date, the United States lodged civil consent decrees resolving related civil claims against IPOC in the Northern, Southern and Eastern Districts of New York, and the District of Connecticut. Although not a named defendant, Iroquois signed the plea agreement and consent decrees and is bound by their terms.

     On May 21, 1996, the Department of Transportation approved a Consent Order and Agreement with IPOC, and on May 23, 1996, the Federal Energy Regulatory Commission approved a Stipulation and Consent Agreement with Iroquois resolving those agencies' investigations relating to pipeline construction. Related to the resolution of the federal investigations, on April 18, 1996, the New York Public Service Commission entered an order terminating its investigation relating to construction and referred the matter to its Office of General Counsel for appropriate action. On May 8, 1996, Iroquois entered a Settlement Agreement with the New York Public Service Commission, the New York State Department of Environmental Conservation, and the New York State Attorney General resolving potential State violations relating to pipeline construction.

     Under the federal and state settlements, Iroquois and IPOC are paying a total of $22 million in criminal fines, civil penalties, and other payments. In addition, Iroquois and IPOC have agreed to implement remedial and monitoring programs under the supervision of the Army Corps of Engineers, the Department of Transportation, and the Federal Energy Regulatory Commission.

     The various settlement agreements are contingent upon the entry of the civil consent decrees by the federal district courts in the four federal jurisdictions, following an opportunity for public comment. The Company's proportionate share of the final settlement agreement was substantially reflected in the abovementioned provision recorded in 1995. Pipeline's investment in Iroquois as of June 30, 1996 was $5.7 million.

     g. Bessie-8

     NJNR and others (the Joint Venture, et al.) were named in a complaint filed by the People's Natural Gas Company (People's) before the Pennsylvania Public Utility Commission (PaPUC). People's sought a determination that the Joint Venture, et al. were a public utility subject to the jurisdiction of the PaPUC and an order prohibiting natural gas service by the Joint Venture, et.al. until proper PaPUC authorization was obtained.

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

     In January 1993, the Joint Venture, et al. filed two separate Petitions for Review with the Commonwealth Court of Pennsylvania. The first Petition for Review challenged the lawfulness of the PaPUC's action in October 1992 in light of the April 1989 tie vote. On appeal of the Commonwealth Court's order reversing the PaPUC, the Pennsylvania Supreme Court held that the April 1989 tie vote did not preclude the PaPUC from taking its October 1992 vote.

     The second Petition for Review challenged the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In July 1996, a three-judge panel of the Commonwealth Court, in a 2-1 decision, affirmed the PaPUC's determination that the Joint Venture, et al. were a "public utility" under Pennsylvania law. The Joint Venture, et al. filed an application for reargument before the full Commonwealth Court on July 26, 1996, which application is now pending before the court.

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

7. Other

     At June 30, 1996, there were 18,112,254 shares of common stock outstanding and the book value per share was $15.81.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED JUNE 30, 1996


A. RESULTS OF OPERATIONS

     Consolidated net income from continuing operations for the quarter ended June 30, 1996 increased to $2.2 million, or $.12 per share, compared with $1.2 million, or $.07 per share, for the same period last year. Consolidated net income from continuing operations for the nine months ended June 30, 1996 increased to $41.6 million, or $2.31 per share, compared with $38.3 million, or $2.18 per share, last year. The increases in both periods were due primarily to improved results in the Company's principal subsidiary, NJNG, as well as its unregulated energy services company, NJNE.

UTILITY OPERATIONS

NJNG's financial results are summarized as follows:

                                         Three Months Ended   Nine Months Ended
                                              June 30,             June 30,
                                          ----------------   -------------------
                                            1996     1995      1996       1995
                                          -------  -------   --------   --------
                                                      (Thousands)
Gross margin
  Residential and commercial ..........   $26,775  $23,142   $131,018   $124,947
  Firm transportation .................     2,522    1,465      9,693      3,304
  Interruptible and agency ............       355   (1,377)       544        248
  Off system and capacity release .....       891      561      3,683      3,390
                                          -------  -------   --------   --------
Total gross margin ....................   $30,543  $23,791   $144,938   $131,889
                                          =======  =======   ========   ========

Operating income before income taxes ..    $7,414   $3,715    $73,652    $69,767
                                           ======   ======    =======    =======

Net income ............................    $1,996    $(75)    $40,001    $37,427
                                           ======    =====    =======    =======

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

Residential and Commercial

     Through fiscal 1992, gross margin from firm (i.e., residential and commercial) customers was weathersensitive. Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season.

     Gross margin from sales to firm customers increased by $3.6 million, or 16%, and $6.1 million, or 5%, for the three and nine months ended June 30, 1996, respectively, compared with a year ago due primarily to an increase in firm therm sales.

     Therm sales to firm customers increased to 75 million and 468 million for the three and nine months ended June 30, 1996, respectively, from 65 million and 407 million for the comparable periods last year. The increase in firm therm sales in both periods was due to the weather, which was 17% colder than last year, the impact of 10,727 customer additions during the twelve months ended June 30, 1996, and higher average customer usage.

     The weather for the nine months ended June 30, 1996 was 15% colder than normal, or the 10-year average. The impact of colder weather on gross margin was partially mitigated by the above-mentioned WNC. Under this rate mechanism, a total of $12 million of gross margin was deferred during the nine months ended, June 30, 1996 for refund to customers in fiscal 1997.

Firm Transportation

     At June 30, 1996, NJNG provided firm transportation service to 1,870 commercial and industrial customers who chose this service. NJNG's gross margin will not be negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers.

Interruptible and Agency

     NJNG services 54 customers through interruptible sales and/or transportation tariffs and through May 31, 1995 served certain of these customers through agency sales agreements. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% of total therm throughput in the nine months ended June 30, 1996 and 1995, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulae that govern these sales. Under these formulae, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales with the balance credited to residential and commercial customers through the LGA clause.

     In June 1995, the agency sales function was transferred to Natural Energy. Margin from agency sales agreements totalled $100,000 and $1.6 million for the three and nine months ended June 30, 1995, respectively.

Off System and Capacity Release

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of its franchise territory. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their capacity year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. Effective January 1994, NJNG retains 20% of the gross margin from off-system sales and capacity release with the balance credited to residential and commercial customers through the LGA Clause.

     NJNG's off-system sales totaled 43 million therms and generated $76,000 of gross margin and 201 million therms and $1.5 million of gross margin in the three and nine months ended June 30, 1996, respectively, compared with 53 million therms and $63,000 of gross margin and 191 million therms and $1.5 million of gross margin in the comparable periods last year. The decrease in margin per therm for the nine months ended June 30, 1996, was due primarily to increased competition. The capacity release program generated gross margin of $815,000 and $2.2 million in the three and nine months ended June 30, 1996, respectively, compared with $498,000 and $1.8 million in the comparable periods last year.

Operating Income Before Income Taxes

     Operating income before income taxes increased by $3.7 million and $3.9 million for the three and nine months ended June 30, 1996, respectively, as the increase to gross margin more than offset higher operating costs associated primarily with the impact of growth on operations.

Net Income

     Net income increased by $2.1 million and $2.6 million for the three and nine months ended June 30, 1996, respectively, due to higher gross margin in 1996 and the transfer of agency income in June 1995.

NON-UTILITY OPERATIONS

MARKETING OPERATIONS

     Natural Energy was formed in 1995 to facilitate the unregulated marketing of natural gas and fuel and capacity management services. In June 1995, the agency sales function of NJNG was transferred to Natural Energy. In August 1995, Natural Energy entered into a three-year fuel management agreement with GPU Service Corporation to manage their gas purchases and interstate pipeline capacity. Natural Energy's retail gas sales totaled 1.6 billion cubic feet (bcf) and 7.5 bcf and gas under management totaled 6.4 bcf and 17.9 bcf for the three and nine months ended June 30, 1996, respectively. Natural Energy's gross margin totaled $2 million and $5.4 million and net income totaled $558,000 and $2.3 million for the three and nine months ended June 30, 1996, respectively.

REAL ESTATE OPERATIONS

     CR&R's financial results are summarized as follows:

                                     Three Months Ended     Nine Months Ended
                                          June 30,               June 30,
                                      ----------------      ------------------
                                      1996       1995        1996        1995
                                      ----      ------      ------      ------
                                                    (Thousands)

Revenues .........................    $624      $3,177      $3,068      $9,379
                                      ====      ======      ======      ======
Operating income (loss)
  before income taxes ............     $54      $1,563       $(725)      $4,158
                                       ===      ======       ======      ======

Net loss .........................    $(14)       $(16)    $(1,117)       $(97)
                                      =====       =====    ========       =====

     In November 1995, CR&R sold certain of its real estate assets for $52.65 million in cash. The transaction also included the issuance of options to the buyer to purchase adjacent undeveloped land parcels at various prices. One unsubdivided parcel of land was sold for an 11% interest only note of $5.8 million. Upon receipt of the subdivision, which is expected to be received in the forth fiscal quarter, the $5.8 million note will be cancelled and the land will be transferred back to CR&R. While the subdivision is being sought, CR&R has leased the land back and is performing various site improvements. This portion of the transaction will be accounted for under the cost recovery method. This sale resulted in a pre-tax gain of $160,000, which is included in Other income, net. However, it also required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income before income taxes in the nine months ended June 30, 1996.

     In December 1995, CR&R sold a 157,000 square foot, Class A, office building, in a sale-leaseback transaction for $31.85 million. CR&R's pre-tax gain on this transaction was approximately $17.7 million which is included in Deferred revenue and is being amortized over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, will lease the building under a long-term master lease agreement and will continue to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

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

     The financial results from continuing operations of NJR Energy are summarized as follows:

                                         Three Months Ended    Nine Months Ended
                                               June 30,             June 30,
                                            -------------      ----------------
                                            1996     1995       1996       1995
                                            ----     ----      -------     ----
                                                      (Thousands)

Revenues ...............................    $564     $281       $1,667     $802
                                            ====     ====       ======     ====

Operating income before income taxes ...    $506     $110       $1,525     $279
                                            ====     ====       ======     ====

Net income (loss) ......................     $88    $(156)        $455    $(636)
                                             ===    ======        ====    ======


     The improvement in NJR Energy's financial results is due primarily to lower interest expense as the proceeds from the sales of the reserves were used to reduce outstanding debt. The Company plans to further reduce such debt from the cash flow generated by NJR Energy's equity investments.

B. LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its non-regulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $145 million and has a $10 million credit facility available on an offering basis. At June 30, 1996, $45 million was outstanding under these agreements. NJNG issues short and long term debt based upon its own financial profile. The Company generally meets the common equity requirements of each subsidiary through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). In April 1996, the DRP was amended to allow for the purchase of shares in the open market to fund the plan. Effective July 1, 1996, shares needed for the DRP were purchased in the open market. The Company can switch back to issuing new shares at any time after September 30, 1996.

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

     Remaining fiscal 1996 construction expenditures are estimated at $15 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general and information system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and a $6 million draw down of its variable rate Series BB EDA Bonds, which was completed in August 1996. NJNG will also pursue the refinancing of existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

NON UTILITY

REAL ESTATE

     CR&R's capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. Under these parameters, in 1994, the Board of Directors approved the construction of an approximately 76,300 square foot flex building on approximately 10 acres of land in CR&R's Monmouth Shores Corporate Park (MSCP) which was substantially completed as of June 30, 1996. The total project cost is expected to total $6.8 million, of which $6.6 million has been expended through June 30, 1996. CR&R will also construct a 98,000 square foot addition to an existing building at an incremental cost of approximately $5.4 million. This additional space has been pre-leased to the occupant of the existing building and is expected to be completed in January 1997. Such capital expenditures are expected to be funded through temporary cash investments maintained by the Company and internal generation.

OIL AND GAS

     NJR Storage Corporation (Storage), a subsidiary of NJR Energy, is a 5.67% partner in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of June 30, 1996, Storage's investment in MHP totaled $6.9 million. No additional capital expenditures are expected in fiscal 1996.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

     Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27-1 Financial Data Schedule

        (b) Reports of Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NEW JERSEY RESOURCES CORPORATION


Date:  August 13, 1996                    /s/ LAURENCE M. DOWNES
                                          -------------------------------------
                                              Laurence M. Downes
                                              President and
                                              Chief Executive Officer


Date:  August 13, 1996                    /s/ GLENN C. LOCKWOOD
                                          -------------------------------------
                                              Glenn C. Lockwood
                                              Senior Vice President
                                              and Chief Financial Officer