Form 10-K405
period 1996-09-30
NEW JERSEY RESOURCES CORP
filed 1996-12-30
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996     Commission file number 1-8359

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

                                   YES: X                 NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $510,740,027 based on the closing price of $28.375 per share on December 13, 1996.

The number of shares outstanding of $2.50 par value Common Stock as of December 13, 1996 was 18,084,162.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 1997, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                                                   Page
        ITEM 1 -       Business                                                                              1
                       Business Segments
                                   New Jersey Natural Gas Company
                                            General                                                          2
                                            Throughput                                                       3
                                            Seasonality of Gas Revenues                                      3
                                            Gas Supply                                                       3
                                            Regulation and Rates                                             5
                                            Franchises                                                       7
                                            Competition                                                      7
                                   New Jersey Natural Energy Company                                         8
                                   Commercial Realty & Resources Corp.                                       8
                                   NJR Energy Corporation                                                    9
                       Environment                                                                          10
                       Employee Relations                                                                   10
                       Executive Officers of the Registrant                                                 10

        ITEM 2 -       Properties                                                                           11
        ITEM 3 -       Legal Proceedings                                                                    12
        ITEM 4 -       Submission of Matters to a Vote of Security Holders                                  17

        Information Concerning Forward Looking Statements                                                   18

PART II

        ITEM 5 -       Market for the Registrant's Common Stock and Related
                       Stockholder Matters                                                                  19
        ITEM 6 -       Selected Financial Data                                                              19
        ITEM 7 -       Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                                                  19
        ITEM 8 -       Financial Statements and Supplementary Data                                          19
        ITEM 9 -       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                  19

PART III

        ITEM 10-       Directors and Executive Officers of the Registrant                                   19
        ITEM 11-       Executive Compensation                                                               19
        ITEM 12-       Security Ownership of Certain Beneficial Owners and Management                       19
        ITEM 13-       Certain Relationships and Related Transactions                                       19

PART IV

        ITEM 14 -      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      20

        Index to Financial Statement Schedules                                                              21

Signatures                                                                                                  23
Report of Independent Public Accountants                                                                    24
Consent of Independent Public Accountants                                                                   24
Exhibit Index                                                                                               25

                                     PART I

ITEM 1. BUSINESS

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an exempt energy services holding company providing retail and wholesale natural gas and related energy services to customers in 17 states from Texas to New York. Its subsidiaries include:

1) New Jersey Natural Gas Company (NJNG), a public utility that provides regulated natural gas energy services to more than 362,000 residential, commercial and industrial customers in central and northern New Jersey and participates in capacity release and off-system sales programs;

2) NJR Energy Services Corporation (Energy Services), a sub-holding company of NJR formed in 1995 to better segregate the Companies energy-related operations which includes the following wholly-owned subsidiaries:

   New Jersey Natural Energy Company (NJNE), formed in 1995 to participate in the unregulated marketing of natural gas and fuel and capacity management services; and

   NJR Energy Corporation (NJR Energy), an investor in energy-related ventures through its subsidiaries, New Jersey Natural Resources Company (NJNR), NJNR Pipeline Company (Pipeline), NJR Storage Corporation (Storage), Natural Resources Compressor Company (Compressor) and NJRE Operating Company (NJRE Operating);

3) NJR Development Corporation, a sub-holding company, which includes the Company's remaining unregulated subsidiaries, as follows:

    Paradigm Power, Inc. (PPI), which was formed to invest in gas-fired generating facilities;

    Commercial Realty & Resources Corp. (CR&R), a commercial office real estate developer; and

    NJR Computer Technologies, Inc., an investor in certain information technologies.

   See Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1996 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the Company's decision to exit the oil and gas production business and no longer pursue investments in cogeneration and independent power production facilities. See Item 1. Business - Commercial Realty & Resources Corp. for a discussion of the sale of certain real estate assets.

   In December 1996, NJR Power Services Corporation, a 100% owned subsidiary of Energy Services, was formed to segregate the Company's unregulated fuel and capacity management and other wholesale marketing services from its unregulated retail marketing services.

   The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA).

                                BUSINESS SEGMENTS

   See Note 12 to the Consolidated Financial Statements - Business Segment Data in the Company's 1996 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas service to more than 362,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 10,978, 12,465 and 11,222 new customers in 1996, 1995 and 1994, respectively. This growth rate of more than 3% is expected to continue with projected additions of 60,000 new customers over the next five years. See Liquidity and Capital Resources-NJNG in the Company's 1996 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 1997 and 1998.

   In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards which describes housing development in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. Finally, NJNG uses information concerning its service territory and projected population growth rates from a periodic study prepared by outside consultants. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil. It is estimated that approximately 40% of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

   For the fiscal year ended September 30, 1996, operating revenues and throughput by customer class were as follows:

                                                   Operating Revenues                                Throughput
                                                   ------------------                                ----------
                  (Thousands)                                                                   (thousands of therms)
                  -----------                                                                   ---------------------


Residential                                   $311,081                 66%                    401,100               32%
Commercial, industrial and other                76,649                 16                     102,518                8
Firm transportation                             13,316                  3                      45,136                3
                                              --------                ---                     -------              ---

Total residential and commercial               401,046                 85                     548,754               43
Interruptible and agency                         7,438                  1                      98,720                8
                                              --------                ---                     -------              ---

Total system                                   408,484                 86                     647,474               51
Off-system                                      65,904                 14                     615,819               49
                                              --------                ---                     -------              ---

Total                                         $474,388                100%                  1,263,293              100%
                                              ========                ===                   =========              ===





  See NJNG Operations in the Company's 1996 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 1996 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are largely affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See Liquidity and Capital Resources - NJNG in the Company's 1996 Annual Report for a discussion of the effect of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1% from normal, or 10-year average, weather. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in the subsequent heating season. See NJNG Operations in the Company's 1996 Annual Report and Item
1. Business - State Regulation for additional information with regard to the weather-normalization clause.

Gas Supply

A) Firm Natural Gas Supplies

   NJNG currently purchases gas from a diverse gas supply portfolio consisting of both long-term (over six months), winter-term (for the five winter months) and short-term contracts. In 1996, NJNG purchased gas from 47 suppliers under contracts ranging from less than one month to seventeen years. NJNG has nine long-term firm gas purchase contracts and purchased approximately 20% of its gas in 1996 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10% of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

   In order to deliver the above supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

                                                     Maximum Daily
Pipeline                                             Deliverability (Dths)              Expiration Date
--------                                             ---------------------              ---------------
Texas Eastern Transmission Corp.                         277,949                       Various dates after 2000
Iroquois Gas Transmission System, L.P.                    40,000                       2011
Transcontinental Gas Pipe Line Corp.                      22,531                       Various dates after 1998
Tennessee Gas Pipeline Co.                                10,835                       2003
Columbia Gas Transmission Corp.                           10,000                       2009
Algonquin Gas Transmission Co.                             5,000                       1997
                                                         -------
                                                         366,315
                                                         =======



    The pipeline companies that provide firm transportation service to NJNG, which feeds the above pipelines are: Texas Gas Transmission Corporation, CNG Transmission Corporation, Columbia Gulf Transmission Corporation, Equitrans, Inc. and Carnegie Interstate Pipeline Company.

   In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 Dths from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                                    Maximum Daily Deliverability (Dths)              Expiration Date
--------                                    -----------------------------------              ---------------
Texas Eastern Transmission Corp.                           94,557                      Various dates after 1996
Transcontinental Gas Pipe Line Corp.                        8,384                                 2005
                                                          -------
                                                          102,941
                                                          =======


   NJNG also has significant storage contracts with CNG Transmission Corporation (maximum daily deliverability of 93,661) and Equitrans, Inc. (maximum daily deliverability of 9,996), but utilizes its existing transportation contracts to transport that gas from the storage fields to its city gate.

C) Peaking Supply

   To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities and purchases firm storage services. See Item 2-Properties-NJNG for additional information regarding the storage facilities from various interstate pipeline companies. NJNG presently has LNG storage deliverability of 165,000 Dths per day which represents approximately 26% of its peak day sendout.

D)  Summary

    NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG and its suppliers may affect its ability to obtain such supplies. These factors include other parties having control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States.

Regulation and Rates

A)  State

   NJNG is subject to the jurisdiction of the New Jersey Board of Public Utilities (BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted three increases in its base tariff rates, and various increases and decreases in its Levelized Gas Adjustment clause (LGA). Through its LGA, which is reviewed annually, NJNG recovers purchased gas costs that are in excess of the level included in its base rates. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

    The following table sets forth information with respect to these rate changes:

(000's)                                               Annualized                 Annualized
                                                          Amount                     Amount
Date of Filing          Type                         Per Filing                     Granted         Effective Date
--------------          ----                         -----------                    -------         --------------
April 1993              Base Rates                       $26,900                     $7,500          January 1994
August 1991             Base Rates                        15,772                      2,200          June 1992
August 1990             Base Rates                        14,787                      8,300          February 1991


July 1996               LGA                                8,000                      7,900          December 1996
July 1995               LGA                               (4,800)                    (5,200)         December 1995

July 1994               LGA                                8,800                          0          December 1994
July 1993               LGA                                4,800                      4,800          December 1993

July 1992               LGA                              (15,814)                   (17,400)(A)      January 1993

July 1991               LGA                               33,407                     17,100          November 1991



(A) Comprised of a $12 million billing credit and a $5.4 million reduction in annual LGA revenues.

   See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1996 Annual Report for additional information regarding NJNG's rate proceedings.

   In September 1991, the BPU adopted a conservation incentive rule which provides utilities with the opportunity to recover conservation program costs and lost revenues, and to earn a return on investments in energy efficiency programs based upon a sharing of savings between utilities and customers. NJNG filed its "Demand Side Management Resource Plan" (DSM) addressing these issues with the BPU in February 1992. In June 1995, the BPU approved a Stipulation Agreement approving NJNG's DSM plan. The Stipulation calls for recovery of $3.5 million of deferred and projected demand side management program costs through a Demand Side Management Adjustment Clause (DSMAC). The initial DSMAC was approved by the BPU in November 1995.

    In November 1992, NJNG filed a petition with the BPU for approval of a Gas Service Agreement (GSA) executed between NJNG and Freehold Cogeneration Associates L.P. (Freehold) in September 1992. The GSA would provide for NJNG to supply Freehold with between 21,800 and 26,000 Dths of natural gas per day over a twenty-year period. Freehold had planned to construct and operate a cogeneration facility in Freehold, New Jersey, and had executed a power purchase agreement with Jersey Central Power & Light Company (JCP&L). In November 1993, the BPU ruled that Freehold and JCP&L should attempt to renegotiate the power purchase agreement within 30 days of receipt of a written order. In February 1994, the BPU approved the GSA conditioned by a side letter agreement in which Freehold and NJNG agreed to negotiate in good faith to amend the pricing terms of the GSA to conform it to changes, if any, in the power purchase agreement if it is renegotiated. The November 1993 BPU order was overturned in litigation not involving NJNG as a party. Freehold was successful in this litigation. In April 1996, JCP&L and Freehold reached an agreement in which JCP&L bought out its rights and obligations under the power purchase agreement for $120 million ("Buy Out Agreement"). Under the Buy Out Agreement, JCP&L indemnified Freehold against certain potential claims, including any potential claims NJNG may have against Freehold for breach of the GSA. JCP&L is seeking BPU authorization to recover an additional $10 million to satisfy all such claims. NJNG believes that by executing the Buy Out Agreement, Freehold has breached its obligations under the GSA. NJNG currently is examining possible avenues for legal redress.

   In November 1995, the BPU approved a Stipulation Agreement relating to the 1995 Remediation Rider (RA), WNC, DSMAC and LGA. The approval of the Stipulation allows recovery over seven years of gas remediation costs incurred through June 1995 of $5.1 million, the collection of $1.9 million of gross margin that was accrued in fiscal 1995 due to the impact of warmer-than-normal weather on the WNC, and implementation of the initial DSMAC discussed above.

   The Stipulation also settled the July 1995 LGA petition and included a reduction of $5.2 million in gas costs, the continuation of NJNG's current margin sharing formulas associated with its non-firm sales until the effective date of the BPU Order in NJNG's 1997-98 LGA, and approval for an extension of the Financial Risk Management (FRM) Pilot Program designed to provide price stability to NJNG's system supply portfolio. All of the costs and results of the FRM program were to be recovered through the LGA. As a result of the approval of the Stipulation, NJNG's rates did not change.

   On July 31, 1996, NJNG filed with the BPU for a net $8 million, or 2%, increase in its LGA. This LGA filing included updated factors for its Gas Cost Recovery factor (GCR), WNC, RA and DSMAC. The GCR factor increased by $21.2 million due to the increase in gas costs resulting primarily from the cold winter weather. This increase is partially offset by a $12 million credit from the WNC, which reflects the margin impact of 15% colder than normal winter weather. In addition, the Company requested certain modifications to its WNC to update various factors to more appropriately reflect current customers' usage and weather. On December 3, 1996, the BPU granted the Company a $7.9 million increase in the Company's LGA clause and permitted the Company to implement certain changes in the WNC that would better reflect customers' usage and weather, including changing the average weather calculation from 10 years to 20 years. The BPU also approved a further extension of the FRM program, which includes an 80/20 sharing of the costs and results between customers and shareholders, respectively.

B)  Federal

    On the federal level, NJNG is subject to regulation by the Federal Energy Regulatory Commission (FERC). Since the mid-1980's, the FERC has issued a series of orders, regulations and policy statements (e.g., FERC Orders 380, 436, 451, 500, and 528) intended to transform the natural gas industry from a highly regulated industry to a less regulated, market-oriented industry. The culmination of the FERC's deregulatory effort was the issuance of Order 636 which established new rules mandating the unbundling of interstate pipeline sales for resale and transportation services. The FERC instituted proceedings through which NJNG's interstate pipeline suppliers have restructured their services in response to Order 636.

   The transition to a more market-oriented interstate pipeline market may offer long-term benefits. Order 636 has provided NJNG with increased opportunities to purchase and manage its own, specifically-tailored gas supply portfolio and to resell its interstate pipeline capacity to other potential customers during off-peak periods. However, these long-term benefits have been offset by increases in interstate pipeline demand charges required by Order 636, in addition to the flow-through of transition costs that pipeline companies have incurred as a result of the restructuring of their existing gas purchase and sales arrangements. In the individual pipeline restructuring proceedings resulting from Order 636, all but one of NJNG's pipeline suppliers have settled transition cost recovery issues with their customers. These settlements provide for partial cost absorption by some of NJNG's pipeline suppliers and the orderly recovery of remaining costs from pipeline customers, including NJNG. The transition costs of one of NJNG's pipeline suppliers is currently being reviewed before the FERC; however, at this time, NJNG does not expect to be adversely affected by the outcome of that proceeding.

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

NEW JERSEY NATURAL ENERGY COMPANY

   NJNE was formed in 1995 to facilitate the unregulated marketing of natural gas to retail customers and provide fuel and capacity management services to wholesale customers. At September 30, 1996, NJNE marketed natural gas to 1,459 retail customers. In addition, NJNE provides gas supply and capacity management services to GPU Service Inc., a major electric utility based in Pennsylvania, and similar services to Gas Energy, Inc., an independent power producer operating in New York.

COMMERCIAL REALTY & RESOURCES CORP.

   At September 30, 1996, CR&R's completed space totaled 260,000 square feet, of which 100% was occupied. CR&R also has 193 acres of undeveloped land.

   Consistent with the Company's previously disclosed strategy to realign its asset base more closely with its core energy business, in November 1995, CR&R sold a substantial portion of its developed real estate assets to Cali Realty Acquisition Corp. (together with its affiliates, successors and assigns, "Cali").

   The transaction included the sale of 14 buildings containing approximately 582,000 square feet of space, representing over 60 percent of CR&R's office and flex space in business parks in Monmouth and Atlantic Counties, New Jersey. The all-cash sale price received at the closing was $52.65 million. The contract of sale for the transaction contained certain conditions that survived the closing, and CR&R remains subject to certain indemnity and other obligations with respect to the properties that were sold.

   In addition to the sale of the 14 buildings, the transaction included the grant of options to Cali to purchase approximately 165 of CR&R's 193 acres of undeveloped land generally adjacent to these buildings. CR&R has retained limited rights to sell and develop the lands that are subject to the options.

   Separately, CR&R entered into a sale-leaseback transaction with Cali pursuant to which it conveyed fee title to all of Jumping Brook Corporate Office Park, including the undeveloped land portion thereof, to Cali in exchange for a $5.8 million promissory note and mortgage on the undeveloped land and a ground lease of such undeveloped land to CR&R for approximately 99 years, with options to renew. Upon the receipt of a subdivision by CR&R of the undeveloped land portion from the improved portion of such office park, which was received in the first quarter of fiscal 1997, Cali is expected to convey fee title to the undeveloped land back to CR&R, and the ground lease, promissory note and mortgage are expected to be terminated.

   In December 1995, CR&R sold its Monmouth Shores Corporate Office Park (MSCOP) facility in a sale-leaseback transaction for $31.85 million. MSCOP is the corporate headquarters building for NJNG and NJR. NJNG has entered into a long-term master lease for the entire building. Prior to this transaction NJNG leased approximately 79% of the building under a long-term lease. CR&R's pre-tax gain of approximately $17.8 million was deferred and is being amortized to income over 25 years in accordance with generally accepted accounting principles.

   The Company used the sale proceeds from the abovementioned transactions to pay down outstanding debt incurred to develop the real estate assets. The Company's future earnings from continuing operations will not be materially affected by the sale based upon the historical earnings generated by the real estate subsidiary.

   See Item 2 - Properties - CR&R for additional information regarding CR&R's remaining real estate assets.

   It is anticipated that any future or further development by CR&R of its remaining real estate assets will be consistent with CR&R's development strategy of concentrating on a high percentage of build-to-suit projects. See CR&R Operations in the Company's 1996 Annual Report for a discussion of CR&R's financial results.

NJR ENERGY CORPORATION

   NJR Energy and its subsidiaries: NJNR, Pipeline, Storage, Compressor and NJRE Operating, were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures.

   In 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of its affiliates, NJR Energy and NJNR. As discussed in Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1996 Annual Report, the Company has accounted for this segment as a discontinued operation.

   Proceeds from the sale of NJR Energy's oil and gas reserves totaled $19.6 million in 1996. Such proceeds, net of related taxes and expenses, were used by the Company to reduce debt.

    NJR Energy's continuing operations consist of its equity investments in the Iroquois Gas Transmission System, L.P. (Iroquois) and the Market Hub Partners, L.P. (MHP).

   Pipeline is a 2.8% equity participant in Iroquois, a 375-mile natural gas pipeline from the Canadian border to Long Island. See Item 3e.-Legal Proceedings for additional information regarding the Iroquois pipeline.

   Storage is a 5.67% equity participant in MHP, which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania.

   See NJR Energy Operations in the Company's 1996 Annual Report for a discussion of NJR Energy's financial results from continuing operations.

                                   ENVIRONMENT


   The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

   Although the Company cannot estimate with certainty future costs of environmental compliance, which among other factors are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, other than the activities described in Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1996 Annual Report, for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

    See Item 3b. - Legal Proceedings - Gas Remediation for additional information regarding gas remediation activities.

                               EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 856 and 880 employees at September 30, 1996 and 1995, respectively. NJNG had 495 and 522 union employees at September 30, 1996 and 1995, respectively. In December 1995, NJNG reached agreement with the union on a two-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.5% and 3.75%, effective December 7, 1995 and December 8, 1996, respectively.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                          First Elected
Office(1)                                   Name                            Age           an Officer
---------                                   ----                            ---           ----------
Chairman, President and
 Chief Executive Officer                    Laurence M. Downes                 39           1/86

Senior Vice President, General
 Counsel and Corporate Secretary            Oleta J. Harden                    47           6/84

Senior Vice President and
 Chief Financial Officer                    Glenn C. Lockwood                  35           1/90


(1)  All terms of office are one year.

   There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
                 Chairman, President and Chief Executive Officer

   Mr. Downes has held the position of Chairman since September 1996. He held the position of President and Chief Executive officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer.

                                 Oleta J. Harden
         Senior Vice President, General Counsel and Corporate Secretary

    Mrs. Harden has held her present position since January 1987, except for the position of General Counsel which she has held since April 1996.

                                Glenn C. Lockwood
                Senior Vice President and Chief Financial Officer

    Mr. Lockwood has held the position of Senior Vice President since January 1996. He has held the position of Chief Financial Officer since September 1995. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

    NJNG owns 10,626 miles of distribution main and services, 325 miles of transmission main and approximately 373,700 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

    Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-six supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $228 million at September 30, 1996. In addition, under the terms of its Indenture, NJNG could have issued approximately $206 million of additional first mortgage bonds as of September 30, 1996. In October 1995, NJNG issued $20 million of bonds, which was the remaining portion of its Medium-Term Notes, Series A, consisting of its 6 7/8% Series CC First Mortgage Bonds due 2010 under its Indenture, as amended by the twenty-sixth supplemental indenture.

CR&R (All properties are in New Jersey)

   At September 30, 1995, CR&R owned and operated 17 buildings consisting of 914,200 square feet of commercial office and mixed-use commercial/industrial space, of which 886,000 square feet, or 97%, were occupied. CR&R and affiliated companies, including NJNG, occupied approximately 149,800 square feet in four of these buildings. These properties were located in Monmouth and Atlantic Counties in various business parks. See Item 3f.- Legal Proceedings - Real Estate Properties for a discussion of regulatory matters concerning one of the business parks.

    See Item 1. Business - Commercial Realty & Resources Corp. for a description of the sale of a majority of CR&R's properties in 1996. As of September 30, 1996, CR&R's completed space totaled 260,000 square feet in three buildings, with a 100% occupancy rate.

NJR Energy

   At September 30, 1995, NJR Energy, as a working-interest participant, had interests in oil and gas leases in Louisiana, New York, West Virginia and Texas. Additionally, NJNR had working interests in oil and gas leases in Texas, Oklahoma, Kansas, Arkansas, Utah and Pennsylvania, and is a participant in a 21-mile natural gas transportation pipeline joint venture, located in Cambria County and Indiana County, Pennsylvania. NJNR also owned a natural gas gathering system and was a participant in a 16-mile natural gas pipeline joint venture located in Utah. See Item 1. Business - NJR Energy Corporation for information related to the sale of all of the abovementioned properties in 1996.

   Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline from the Canadian border in upstate New York to Long Island.

   Storage has a 5.67% equity interest in Market Hub Partners, L.P. which intends to develop, own and operate a system of five natural gas market centers with high deliverability salt cavern storage facilities in Texas, Louisiana, Mississippi, Michigan and Pennsylvania.

Capital Expenditure Program

    See Liquidity and Capital Resources in the Company's 1996 Annual Report for a discussion of the Company's anticipated 1996 and 1997 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a.  Aberdeen

   Since June 1993, a total of six complaints, of which five are still pending, have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New

Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek compensatory damages from NJNG and its contractor. To date, NJNG and its contractors have received demands for damages totaling $25.2 million from various plaintiffs.

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

b. Gas Remediation

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. See Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1996 Annual Report for a discussion of the regulatory treatment of gas remediation costs.

   In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. The Company is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against the Company that allege property damage caused by various substances used, handled or generated by NJNG or the predecessor in title that were removed from several of the MPG sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. There can be no assurance as to the outcome of these proceedings.

 c. South Brunswick Asphalt, L.P.

   NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEPE to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEPE issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. On April 4, 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEPE confirmed the non-hazardous classification, which will allow for conventional disposal. Non-hazardous waste may be disposed of by a number of conventional methods, which are being explored by the parties.

d.  Bridgeport Rental and Oil Service

   In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service (BROS) site in Logan Township, New Jersey. That site was designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG notified its insurance carriers and participated in settlement discussions as a non-party litigant. See Item 3b. Legal Proceedings - Gas Remediation, for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites. The two lawsuits have been settled. The consent decree has been forwarded to the Court for lodging, which, absent public comment or objection, is expected to be formally docketed before December 31, 1996. NJNG's share of the settlement was $2,150,000, of which 60% will be paid by the former owner and operator of the former MGP site in Wildwood. Although it is expected that the funds paid and placed in trust to reimburse the United States for cleanup costs to date and to fund the site remediation to conclusion are more than adequate for that purpose, the consent decree which was received by the Court on September 30, 1996 provides, according to a formula set forth therein, for a reopener for assessment of additional costs in excess of the present estimated amount to complete the cleanup, which is expected to last many years. The consent decree provides contribution protection from any claims by parties later brought into the case. However, only after the cleanup is completed will the final site release be effective to all of the settling parties, including NJNG. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

e. Iroquois

   Pipeline owns a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. (Iroquois) which has constructed and is operating a 375-mile pipeline from the U.S. - Canadian border in upstate New York to Long Island.

   In late 1991 and early 1992 Iroquois was informed by the United States Attorney's office for the Northern, Southern and Eastern Districts of New York that federal criminal and civil investigations of the construction practices in connection with certain of its pipeline facilities had been commenced. The investigations were to determine whether Iroquois violated various environmental and other laws in the construction of such facilities. In addition, beginning in late 1993, Iroquois was informed by the FERC, the Army Corps of Engineers, the Department of Transportation (DOT) and the New York Public Service Commission that each of these agencies had also commenced investigations regarding the construction of the pipeline facilities.

   On May 23, 1996, as part of a "global" resolution of these investigations, Iroquois Pipeline Operating Company (IPOC) pled guilty to four felony violations of the Clean Water Act and entered into consent decrees under the Clean Water Act in four federal judicial districts. Although not a named defendant, Iroquois signed the plea agreement and consent decrees and is bound by their terms. Iroquois also entered into a related settlement with the State of New York. Under these various agreements, Iroquois and IPOC agreed to pay $22 million in fines and penalties, agreed to remediate 27 wetlands along its pipeline, and agreed to implement under FERC and DOT orders two ten-year plans to address certain ground stability and pipeline safety concerns. Iroquois also entered into a separate settlement with the FERC pursuant to which it agreed to remove, prospectively, approximately $2 million of initial construction costs from its rate base for purposes of rate collection and to refund to its customers approximately $400,000, plus interest, associated with such construction costs which it had previously collected.

   In addition, four former employees of IPOC pled guilty to misdemeanor violations of the Clean Water Act. On October 16, 1996, the United States filed indictments against another former employee of IPOC, the environmental consulting firm Iroquois and IPOC engaged during pipeline construction, and two of that firm's employees, in connection with the same matters covered by global settlement.

   The Company's proportionate share of the final settlement agreement was $560,000, or $.03 per share, which was recorded in fiscal 1995. Pipeline's investment in Iroquois as of September 30, 1996 was $5.6 million.

f. Real Estate Properties

   CR&R is the owner of Monmouth Shores Corporate Park (MSCP), located in Monmouth County, New Jersey. The land comprising MSCP (53 acres) is now regulated by the provisions of the Freshwater Wetlands Protection Act (the Act), which restricts building in areas defined as "freshwater wetlands" and their transition areas.

   Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Act, CR&R will file for a Letter of Interpretation from NJDEPE as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 1996.

g. Bessie-8

   NJNR and others (the Joint Venture, et al.) were named in a complaint filed by the People's Natural Gas Company (People's) before the Pennsylvania Public Utility Commission (PaPUC). People's sought a determination that the Joint Venture, et al. were a public utility subject to the jurisdiction of the PaPUC and an order prohibiting natural gas service by the Joint Venture, et al. until proper PaPUC authorization was obtained.

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

   The second Petition for Review challenged the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In July 1996, a three-judge panel of the Commonwealth Court, in a 2-1 decision, affirmed the PaPUC's determination that the Joint Venture, et al. were a "public utility" under Pennsylvania law. The Joint Venture, et al. filed a petition for review with the Pennsylvania Supreme Court, which petition is now pending before the Court.

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

i. Long Branch Pier

   In August 1988 and in 1989, NJNG and an electric utility were named defendants in civil actions in New Jersey Superior Court commenced by the owners of several businesses and stores destroyed in a fire at the Long Branch Amusement Pier (the Pier) in New Jersey, which actions were subsequently consolidated. The plaintiffs allege, among other things, that NJNG had lines beneath a boardwalk which, the plaintiffs assert, reacted with faulty electric cables to cause the fire that damaged the Pier. The several plaintiffs assert compensatory damages against the defendants in an aggregate amount of approximately $35 million. Pre- trial settlement conferences were unsuccessful and a trial on the issues of liability commenced in October 1995. In January 1996, after two weeks of jury deliberations, the court declared a mistrial. Subsequently thereto, the Company and the electric utility have jointly settled four of the complaints. A new trial date for the remaining complaints has been scheduled for January 27, 1997.

   NJNG is vigorously defending these remaining matters and its liability insurance carriers are participating in its defense. NJNG is unable to predict the outcome of such matters but does not believe that their ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

j. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements where those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management expectations and belief presented in Part I under the caption "New Jersey Natural Gas Company-Summary", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 1997 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimate reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

    While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

                                     PART II

   Information for Items 5 through 9 of this report appears in the Company's 1996 Annual Report as indicated on the following table and is incorporated herein by reference, as follows:

                                                                 Annual Report
                                                                      Page
                                                                 -------------

ITEM 5.       Market for the Registrant's Common
              Equity and Related Stockholder Matters

              Market Information - Exchange                              46
                                 - Stock Prices & Dividends              25
              Dividend Restrictions                                      38
              Holders of Common Stock                                    24

ITEM 6.       Selected Financial Data                                    24

ITEM 7.       Management's Discussion and Analysis

              of Financial Condition and Results of Operations        26-30

ITEM 8        Financial Statements and Supplementary Data             31-43

ITEM 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                    PART III

Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 29, 1997, which has been filed with the SEC pursuant to Regulation 14A on December 19, 1996.

                                                                      Proxy Page
                                                                      ----------

ITEM 10. Directors and Executive Officers of the Registrant                3 - 7

ITEM 11. Executive Compensation                                           8 - 13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management        2

ITEM 13. Certain Relationships and Related Transactions                        5

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1996 Annual Report, are incorporated by reference in Item 8 above:

      Consolidated Balance Sheets as of September 30, 1996 and 1995

      Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

      Consolidated Statements of Capitalization as of September 30, 1996 and
      1995

      Consolidated Statements of Common Stock Equity for the Years Ended September 30, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

      Independent Auditors' Report

            (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 21.

            (3)  Exhibits - See Exhibit Index on page 25.

      (b) The Company filed the following report on a Form 8-K during the quarter ended September 30, 1996;

                On August 2, 1996, the Company filed a Form 8-K relating to the rights to purchase a series of the Company's preferred stock.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                        ----

           Schedule II - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 1996                                       22




   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     SCHEDULE II

                        NEW JERSEY RESOURCES CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994

-------------------------------------------------------------------------------------------------------------------

                                      BALANCE          ADDITIONS                                            BALANCE
                                           AT            CHARGED                                             AT END
                                    BEGINNING                 TO                                                 OF
CLASSIFICATION                        OF YEAR            EXPENSE               OTHER                           YEAR
-------------------------------------------------------------------------------------------------------------------
($000)

1996:

Reserves deducted
from assets to which
they apply
 Doubtful Accounts                 $422                  $1,732              $(1,276)(1)                     $878
                                   ====                  ======              ==========                      ====

 Materials and Supplies            $172                       -                  $10                         $182
                                   ====                  ======              ==========                      ====

1995:

Reserves deducted
from assets to which
they apply
 Doubtful Accounts                 $657                  $1,487              $(1,722)(1)                     $422
                                   ====                  ======              ==========                      ====
 Materials and Supplies            $151                     $12                   $9 (2)                     $172
                                   ====                  ======              ==========                      ====


1994:

Reserves deducted
from assets to which
they apply
 Doubtful Accounts                 $684                  $1,762              $(1,789)(1)                    $657
                                   ====                  ======              ==========                     ====
 Materials and Supplies            $ 48                  $1,181              $(1,078)(2)                    $151
                                   ====                  ======              ==========                     ====



Notes:     (1)  Uncollectible accounts written off, less recoveries.
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

                                        NEW JERSEY RESOURCES CORPORATION
                                        --------------------------------
                                                  (Registrant)

Date:  December 27, 1996                  By:/s/Glenn C. Lockwood
                                             --------------------
                                               Glenn C. Lockwood
                                               Senior Vice President and
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates included:

Dec. 27, 1996 /s/Laurence M. Downes                               Dec. 27, 1996 /s/Dorothy K. Light
              -------------------------                                         -------------------------------
              Laurence M. Downes                                                Dorothy K. Light
              Chairman, President, Chief                                        Director
              Executive Officer and Director

Dec. 27, 1996 /s/Glenn C. Lockwood                                Dec. 27, 1996 /s/Donald E. O'Neill
              -------------------------                                         -------------------------------
              Glenn C. Lockwood                                                 Donald E. O'Neill
              Senior Vice President and                                         Director
              Chief Financial Officer
              (Principal Accounting Officer)

Dec. 27, 1996 /s/Bruce G. Coe                                     Dec. 27, 1996 /s/Richard S. Sambol
              -------------------------                                         -------------------------------
              Bruce G. Coe                                                      Richard S. Sambol
              Director                                                          Director

Dec. 27, 1996 /s/Leonard S. Coleman                               Dec. 27, 1996 /s/Charles G. Stalon
              -------------------------                                         -------------------------------
              Leonard S. Coleman                                                Charles G. Stalon
              Director                                                          Director

Dec. 27, 1996 /s/Joe B. Foster                                    Dec. 27, 1996 /s/John J. Unkles, Jr.
              -------------------------                                         -------------------------------
              Joe B. Foster                                                     John J. Unkles, Jr.
              Director                                                          Director

Dec. 27 , 1996 /s/Hazel S. Gluck                                  Dec. 27, 1996 /s/Gary W. Wolf
              -------------------------                                         -------------------------------
              Hazel S. Gluck                                                    Gary W. Wolf
              Director                                                          Director

Dec. 27, 1996 /s/Warren R. Haas                                   Dec. 27 1996 /s/George R. Zoffinger
              -------------------------                                         -------------------------------
              Warren R. Haas                                                    George R. Zoffinger
              Director                                                          Director

Dec. 27, 1996 /s/Lester D. Johnson
              -------------------------
              Lester D. Johnson
              Director

INDEPENDENT AUDITORS' REPORT

 To the Shareowners and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated October 28, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 28, 1996

                   -------------------------------------------


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 33-57711 of New Jersey Resources Corporation on Forms S-8 and S-3, respectively, of our reports dated October 28, 1996 appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1996.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 27, 1996

                                 EXHIBIT INDEX

                                                                                                    Previous Filing
              Reg. S-K                                                                      --------------------------------
Exhibit       Item 601                                                                      Registration
No.           Reference                  Document Description                                   Number               Exhibit
----------------------------------------------------------------------------------------------------------------------------
3-1               3        Restated Certificate of Incorporation of the
                           Company, as amended (filed herewith)

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

4-2                        Indenture of Mortgage and Deed of Trust                           2-9569                      4(g)
                           with Harris Trust and Savings Bank, as

                           Trustee, dated April 1, 1952

4-2L                       Twelfth Supplemental Indenture,                                   Note (1)                    4-2L
                           dated as of August 1, 1984

4-2M                       Thirteenth Supplemental Indenture,                                Note (2)                    4-2M
                           dated as of September 1, 1985

4-2N                       Fourteenth Supplemental Indenture,                                Note (3)                    4-2N
                           dated as of May 1, 1986

4-2O                       Fifteenth Supplemental Indenture,                                 Note (4)                    4-2O
                           dated as of March 1, 1987

4-2P                       Sixteenth Supplemental Indenture,                                 Note (5)                    4-2P
                           dated as of December 1, 1987

4-2Q                       Seventeenth Supplemental Indenture,                               Note (6)                    4-2Q
                           dated as of June 1, 1988

4-2R                       Eighteenth Supplemental Indenture,                                33-30034                    4-2R
                           dated as of June 1, 1989

4-2S                       Nineteenth Supplemental Indenture,                                Note (8)                    4-2S
                           dated as of March 1, 1991

4-2T                       Twentieth Supplemental Indenture,                                 Note (9)                    4-2T
                           dated as of December 1, 1992

4-2U                       Twenty-First Supplemental Indenture,                              Note (10)                   4-2U
                           dated as of August 1, 1993

                                                                                                     Previous Filing
              Reg. S-K                                                                      --------------------------------
Exhibit       Item 601                                                                      Registration
No.           Reference                  Document Description                                   Number               Exhibit
----------------------------------------------------------------------------------------------------------------------------

4-2V                       Twenty-Second Supplemental Indenture,                             Note (10)                    4-2V
                           dated as of October 1, 1993

4-2W                       Twenty-Third Supplemental Indenture,                              Note (11)                    4-2W
                           dated as of August 15, 1994

4-2X                       Twenty-Fourth Supplemental Indenture,                             Note (11)                    4-2X
                           dated as of October 1, 1994

4-2Y                       Twenty-Fifth Supplemental Indenture,                              Note (12)                    4-2Y
                           dated as of July 15, 1995

4-2Z                       Twenty-Sixth Supplemental Indenture,                              Note (12)                    4-2Z
                           dated as of October 1, 1995

4-3                        Term Loan Agreement between New Jersey                            Note (6)                     4-3
                           Resources Corporation and Union Bank of
                           Switzerland, dated January 31, 1987

4-4                        Revolving Credit Agreement between New Jersey                     Note (6)                     4-4
                           Resources Corporation and Swiss Bank Corporation,
                           dated  September 6, 1989

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

4-5A                       Dated as of August 29, 1995 (filed herewith)

4-5B                       Dated as of April 2, 1996 (filed herewith)

4-5C                       Dated as of September 10, 1996 (filed herewith)

4-6                        Revolving Credit Agreement between New Jersey
                           Resources Corporation and Societe Generale, dated August 25, 1996 (filed herewith)

4-7                        Revolving Credit and Term Loan Agreement                          Note (8)                    4-7
                           between New Jersey Resources Corporation and
                           Midlantic National Bank, dated December 20, 1990

                                                                                                      Previous Filing
              Reg. S-K                                                                      --------------------------------
Exhibit       Item 601                                                                      Registration
No.           Reference                  Document Description                                   Number               Exhibit
----------------------------------------------------------------------------------------------------------------------------

4-8                        Revolving Credit Agreement between New Jersey
                           Resources Corporation and Union Bank of
                           Switzerland, dated August 27, 1996 (filed herewith)

4-9                        Credit Agreement between New Jersey Resources                     Note (8)                   4-9
                           Corporation and J.P. Morgan Delaware,
                           dated August 1, 1991

4-10                       Shareholder Rights Plan                                           The Company's
                                                                                             Form 8-K filed on
                                                                                             August 2, 1996

10-2                       Retirement Plan for Represented Employees, as                     2-73181                    10(f)
                           amended October 1, 1984

10-3                       Retirement Plan for Non-Represented Employees,                    2-73181                    10(g)
                           as amended October 1, 1985

10-4                       Supplemental Retirement Plans covering all                        Note (3)                   10-9
                           Executive Officers as described in the
                           Registrant's definitive proxy statement
                           incorporated herein by reference

10-5                       Agreements between NJNG and Texas Eastern
                           Transmission Company (filed herewith)

10-5A                      Dated June 21, 1995

10-5B                      Dated June 21, 1995

10-5C                      Dated November 15, 1995

10-6                       Officer Incentive Plan effective as of October 1, 1986
                           (filed herewith)

10-7                       Lease Agreement between NJNG as Lessee and State
                           Street Bank and Trust Company of Connecticut,
                           National Association as Lessor for NJNG's
                           Headquarters Building dated December 21, 1995 (filed herewith)

                                                                                                     Previous Filing
              Reg. S-K                                                                      --------------------------------
Exhibit       Item 601                                                                      Registration
No.           Reference                  Document Description                                   Number               Exhibit
----------------------------------------------------------------------------------------------------------------------------

10-10                      Long-term Incentive Compensation Plan                             Company's proxy
                           as amended                                                        statement on 14A

10-12                      Employment Continuation Agreement of Laurence M.
                           Downes dated June 5, 1996 (filed herewith)

10-12A                     Schedule of Officer Employee Continuation
                           Agreements  (filed herewith)

10-13                      Agreements between NJNG and Alberta Northeast                     Note (9)                   10-13
                           Gas Limited, dated February 7, 1991

10-14                      Agreement between NJNG and Iroquois Gas                           Note (9)                   10-14
                           Transmission System, L.P., dated February 7, 1991

10-15                      Agreements between NJNG and CNG Transmission
                           Corporation, (filed herewith)

10-15A                     Dated December 1, 1993

10-15B                     Dated December 1, 1993, as amended December 21, 1995

13-1         13            1996 Annual Report to Stockholders. Such
                           Exhibit includes only those portions thereof
                           which are expressly incorporated by reference
                           in this Form 10-K (filed herewith)

21-1         21            Subsidiaries of the Registrant (filed herewith)

23-1         23            Consent of Independent Accountants (filed herewith) See page 24

27-1         27            Financial Data Schedule (filed herewith)

Note (1)  1984 Form 10-K File No. 1-8359
Note (2)  1985 Form 10-K File No. 1-8359
Note (3)  1986 Form 10-K File No. 1-8359
Note (4)  1987 Form 10-K File No. 1-8359
Note (5)  1988 Form 10-K File No. 1-8359
Note (6)  1989 Form 10-K File No. 1-8359
Note (7)  1990 Form 10-K File No. 1-8359
Note (8)  1991 Form 10-K File No. 1-8359
Note (9)  1992 Form 10-K File No. 1-8359
Note (10) 1993 Form 10-K File No. 1-8359
Note (11) 1994 Form 10-K File No. 1-8359
Note (12) 1995 Form 10-K File No. 1-8359