Form 10-Q
period 1996-12-31
NEW JERSEY RESOURCES CORP
filed 1997-02-13
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




 For the quarterly period                         Commission file number 1-8359
  ended December 31, 1996



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



The number of shares outstanding of $2.50 par value Common Stock as of February 1, 1997 was 18,084,162.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

---------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                            1996                   1995
---------------------------------------------------------------------------------------------------------
                                                                        (Thousands, except per share data)
OPERATING REVENUES.............................................          $186,169                $159,739
                                                                         --------                --------
OPERATING EXPENSES
  Gas purchases................................................           124,787                  95,906
  Operation and maintenance....................................            17,219                  17,904
  Depreciation and amortization................................             6,129                   5,867
  Gross receipts tax, etc......................................            13,054                  15,611
  Federal income taxes.........................................             6,432                   6,163
                                                                         --------                --------
Total operating expenses.......................................           167,621                 141,451
                                                                         --------                --------
OPERATING INCOME...............................................            18,548                  18,288

Other income, net..............................................                80                     (83)

Interest charges, net..........................................             5,288                   5,383
                                                                         --------                --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS                                    13,340                  12,822

Preferred stock dividends......................................               398                     400
                                                                         --------                --------
NET INCOME.....................................................           $12,942                 $12,422
                                                                         ========                ========
EARNINGS PER COMMON SHARE......................................           $   .72                 $   .69
                                                                         ========                ========
DIVIDENDS PER COMMON SHARE.....................................           $   .40                 $   .38
                                                                         ========                ========
AVERAGE SHARES OUTSTANDING.....................................            18,084                  17,910
                                                                         ========                ========



See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                             1996              1995
-------------------------------------------------------------------------------------
                                                                  (Thousands)
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
   Net income                                               $ 12,942         $ 12,422
   Adjustments to reconcile net income to cash flows
    Depreciation and amortization                              6,129            5,867
    Amortization of deferred charges                             457            2,014
    Deferred income taxes                                      2,282           (8,348)
    Change in working capital                                (29,181)         (10,761)
    Other, net                                                (1,395)           5,917
                                                            --------         --------
Net cash flows (used in) from operating activities            (8,766)           7,111
                                                            --------         --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Proceeds from long-term debt                                    -           20,000
   Proceeds from common stock                                      -            3,276
   Payments of long-term debt                                 (2,000)         (68,450)
   Repurchase of treasury stock                                 (933)               -
   Payments of common stock dividends                         (7,066)          (6,761)
   Net change in short-term debt                              23,600           (8,900)
                                                            --------         --------
Net cash flows from (used in) financing activities            13,601          (60,835)
                                                            --------         --------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
   Expenditures for
    Utility plant                                            (11,061)         (12,856)
    Real estate properties                                      (231)          (2,271)
    Equity investments                                          (250)            (789)
    Cost of removal                                             (795)          (1,225)
   Proceeds from sale of assets                                    -           92,163
                                                            --------         --------
Net cash flows (used in) from investing activities           (12,337)          75,022
                                                            --------         --------
Net change in cash and temporary investments                  (7,502)          21,298
Cash and temporary investments at September 30                10,808            1,065
                                                            --------         --------
Cash and temporary investments at December 31               $  3,306         $ 22,363
                                                            ========         ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
   Receivables                                              $(72,908)        $(71,535)
   Inventories                                                 4,372            8,305
   Deferred gas costs                                        (10,655)          14,504
   Purchased gas                                              41,592           12,789
   Accrued taxes                                              15,445           29,006
   Customers' credit balances and deposits                      (434)          (1,369)
   Other, net                                                 (6,593)          (2,461)
                                                            --------         --------
Total                                                       $(29,181)        $(10,761)
                                                            ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
    Interest (net of amounts capitalized)                   $  6,526         $  6,575
    Income taxes                                            $    726                -
Non cash investing and financing activities
    Capital lease                                                  -         $ 31,850

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

------------------------------------------------------------------------------------------------------------------
                                                       DECEMBER 31,              SEPTEMBER 30,         DECEMBER 31,
                                                          1996                       1996                  1995
                                                        (unaudited)                                    (unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant.....................................      $821,541                    $811,484             $778,327
Real estate properties............................        37,295                      45,010               38,707
                                                        --------                    --------             --------
                                                         858,836                     856,494              817,034
Accumulated depreciation and amortization               (205,430)                   (201,296)            (189,101)
                                                        --------                    --------             --------
 Property, plant and equipment, net...............       653,406                     655,198              627,933
                                                        --------                    --------             --------
CURRENT ASSETS
Cash and temporary investments....................         3,306                      10,808               22,363
Construction fund.................................         6,500                       6,500               12,500
Customer accounts receivable......................        83,831                      27,900               69,781
Unbilled revenues.................................        24,357                       6,884               32,036
Allowance for doubtful accounts...................        (1,374)                       (878)              (1,181)
Gas in storage, at average cost...................        35,968                      39,484               18,126
Materials and supplies, at average cost...........         6,436                       7,292                8,715
Deferred gas costs................................        31,133                      20,478                2,594
Prepaid state taxes...............................         4,369                      16,297                3,699
Assets held for sale, net.........................         7,098                           -                1,495
Other.............................................         7,305                       5,197                7,526
                                                        --------                    --------             --------
 Total current assets.............................       208,929                     139,962              177,654
                                                        --------                    --------             --------
DEFERRED CHARGES AND OTHER
Equity investments................................        14,666                      13,924               11,323
Regulatory assets.................................        37,983                      37,150               24,526
Other.............................................         8,969                       8,953               10,424
                                                        --------                    --------             --------
 Total deferred charges and other.................        61,618                      60,027               46,273
                                                        --------                    --------             --------
       Total assets...............................      $923,953                    $855,187             $851,860
                                                        ========                    ========             ========



See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31,             SEPTEMBER 30,              DECEMBER 31,
                                                                   1996                      1996                      1995
                                                               (unaudited)                                          (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands)
CAPITALIZATION
Common stock equity................................             $279,781                  $273,921                  $267,758
Redeemable preferred stock.........................               20,880                    20,880                    21,004
Long-term debt.....................................              301,363                   303,363                   315,627
                                                                --------                  --------                  --------
 Total capitalization..............................              602,024                   598,164                   604,389
                                                                --------                  --------                  --------

CURRENT LIABILITIES
  Current maturities of long-term debt...............              1,501                     1,501                     2,364
  Short-term debt....................................             58,600                    35,000                    27,500
  Purchased gas .....................................             75,230                    33,638                    41,893
  Accounts payable and other.........................             26,765                    32,183                    26,609
  Dividends payable..................................              7,233                     7,066                     6,813
  Accrued taxes......................................              9,549                     6,032                    23,174
  Customers' credit balances and deposits............             23,411                    23,845                    14,671
                                                                --------                  --------                  --------
   Total current liabilities.........................            202,289                   139,265                   143,024
                                                                --------                  --------                  --------

DEFERRED CREDITS
  Deferred income taxes..............................             54,292                    52,010                    43,503
  Deferred investment tax credits....................             11,193                    11,280                    11,541
  Deferred revenue...................................             21,505                    21,816                    22,842
  Other..............................................             32,650                    32,652                    26,561
                                                                --------                  --------                  --------
   Total deferred credits............................            119,640                   117,758                   104,447
                                                                --------                  --------                  --------

      Total capitalization and liabilities...........           $923,953                  $855,187                  $851,860
                                                                ========                  ========                  ========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1996 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

3. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company. The Company has accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets were sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa.

     In December 1995 and January 1996 NJR Energy sold its interests in all of its oil and gas properties in three transactions for $19.6 million. The proceeds from these sales were used to reduce outstanding debt. Based upon the results of the asset sales and costs incurred to date, the Company currently estimates that the reserve established in fiscal 1995 for the discontinued operations is adequate.

4. New Accounting Standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On October 1, 1996, the Company adopted SFAS 121 and there was no significant impact on its consolidated financial condition or results of operations. The Company will continue to review the effects of SFAS 121 whenever events or changes in circumstances dictate.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS 123 the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method established in Accounting Principles Board Opinion 25 (APB No. 25) and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has elected to continue following APB No. 25 and provide the required pro forma disclosures at year end. SFAS 123 had no effect on the Company's consolidated financial condition or results of operations.

5. Capitalized Interest

     The Company's capitalized interest totaled $418,000 and $584,000 for the three months ended December 31, 1996 and 1995, respectively.

6.  Legal and Regulatory Proceedings

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the Board of Public Utilities (BPU), NJNG is recovering its expenditures incurred through June 1996 over a seven-year period. Costs incurred subsequent to June 30, 1996 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

   In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. The Company is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against the Company that allege property damage caused by various substances used, handled or generated by NJNG or the predecessor in title that were removed from several of the MGP sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. There can be no assurance as to the outcome of these proceedings.

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

d.  Bridgeport Rental and Oil Service

   In January 1992, NJNG was advised of allegations that certain waste oil from its former manufactured gas plant site in Wildwood, New Jersey may have been sent by a demolition contractor to the Bridgeport Rental and Oil Service (BROS) site in Logan Township, New Jersey. That site was designated a Superfund site and is currently the subject of two lawsuits pending in the U.S. District Court in New Jersey. NJNG notified its insurance carriers and participated in settlement discussions as a non-party litigant. See above 6b. - Gas Remediation, for a description of an action brought by NJNG against various insurance carriers relating to insurance coverage of liability arising out of these sites. The two lawsuits have been settled. The consent decree was approved and entered on January 17, 1997. NJNG's share of the settlement was $2,150,000, of which 60% will be paid by the former owner and operator of the former MGP site in Wildwood. The Company expects to recover the remaining 40% of costs through its Remediation Rider, subject to BPU approval. Although it is expected that the funds paid and placed in trust to reimburse the United States for cleanup costs to date and to fund the site remediation to conclusion are more than adequate for that purpose, the consent decree provides, according to a formula set forth therein, for a reopener for assessment of additional costs in excess of the present estimated amount to complete the cleanup, which is expected to last many years. The consent decree provides contribution protection from any claims by parties later brought into the case. However, only after the cleanup is completed will the final site release be effective to all of the settling parties, including NJNG. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

     In November 1995, the Commonwealth Court granted an application by People's to lift the court's February 1993 stay. The Joint Venture, et al. are currently examining their options in light of the above events.

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

f. Securities and Exchange Commission (SEC)

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

g. Long Branch Pier

    In August 1988 and in 1989, NJNG and an electric utility were named defendants in civil actions in New Jersey Superior Court commenced by the owners of several businesses and stores destroyed in a fire at the Long Branch Amusement Pier (the Pier) in New Jersey, which actions were subsequently consolidated. The plaintiffs allege, among other things, that NJNG had lines beneath a boardwalk which, the plaintiffs assert, reacted with faulty electric cables to cause the fire that damaged the Pier. The several plaintiffs assert compensatory damages against the defendants in an aggregate amount of approximately $35 million. Pre-trial settlement conferences were unsuccessful and a trial on the issues of liability commenced in October 1995. In January 1996, after two weeks of jury deliberations, the court declared a mistrial. Subsequently thereto, the Company and the electric utility have jointly settled all of the complaints.

h. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

7. Other

     At December 31, 1996 there were 18,084,162 shares of common stock outstanding and the book value per share was $15.47.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

8. Subsequent Event

     In January 1997, CR&R sold a 76,000 square foot, fully occupied, flex space building and 11 acres of undeveloped land in two separate transactions totaling $7.3 million, which approximated net book value. Accordingly, as of December 31, 1996, the net book value of these assets have been classified as assets held for sale, net on the consolidated balance sheet. The Company used the proceeds from these sales to reduce outstanding debt.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1996

A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended December 31, 1996 increased by 4% to $12.9 million, or $.72 per share, compared with $12.4 million, or $.69 per share, for the same period last year. The increase in consolidated earnings was attributed to continued profitable customer growth at the Company's principal subsidiary, NJNG, increased off-system and capacity release sales, as well as improved results from its real estate subsidiary, CR&R.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                               Three Months Ended
                                                                  December 31,
                                                       1996                      1995
                                                     --------                  -------
                                                                 (Thousands)
Gross margin
  Residential and commercial                          $41,403                  $42,355
  Firm transportation                                   3,926                    2,673
  Interruptible and agency                                140                      137
  Off-system and capacity release                       1,758                    1,270
                                                      -------                  -------
Total gross margin                                    $47,227                  $46,435
                                                      =======                  =======

Operating income before income taxes                  $23,897                  $23,606
                                                      =======                  =======

Net income                                            $12,738                  $12,677
                                                      =======                  =======

Gross Margin

     Gross margin, defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), provides a more meaningful basis for evaluating utility operations, since gas costs and GRFT are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and Levelized Gas Adjustment
(LGA) cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. GRFT are also calculated on a per-therm basis and exclude sales to other utilities and off-system sales.

Residential and Commercial

     Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which until October 1996 provided for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 10-year average, weather. Effective October 1996, 20-year average weather is used instead of the 10-year average weather. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season.

     Gross margin from sales to firm customers decreased by $952,000, or 2%, during the first fiscal quarter, compared with the same period last year due primarily to a 13% decrease in firm therm sales. The decrease in firm therm sales was due to the weather, which was 10% warmer than last year, and the impact of commercial and industrial customers switching to firm transportation service, partially offset by the impact of 10,926 customer additions during the twelve months ended December 31, 1996.

     The weather for the three months ended December 31, 1996 was 3% colder than normal, or the 20-year average. The impact of colder weather on gross margin was partially reduced by the above-mentioned WNC. Under this rate mechanism, a total of $457,000 of gross margin was deferred for future refund to customers.

Firm Transportation

     Gross margin from firm transportation increased by $1.3 million, or 47%, reflecting an increase in the number of customers utilizing this service. At December 31, 1996 and 1995, NJNG provided firm transportation service to 2,153 and 1,275 commercial and industrial customers, respectively. NJNG's total gross margin is not negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

     NJNG services 41 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 6% and 7% of total therm throughput in the three months ended December 31, 1996 and 1995, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial customers through the LGA clause.

Off-System and Capacity Release

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of its franchise territory. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. NJNG retains 20% of the gross margin from these sales.

     NJNG's off-system sales totaled 99 million therms and generated $1 million of gross margin in the first quarter of fiscal 1997, compared with 82 million therms and $626,000 of gross margin in the same period a year ago. The capacity release program generated gross margin of $742,000 and $644,000 in the three months ended December 31, 1996 and 1995, respectively. These increases were due primarily to greater sales volume resulting from increased utilization.

Operating Income Before Income Taxes and Net Income

     Operating income before income taxes increased by $291,000 and net income increased by $61,000, in the first quarter of fiscal 1997 compared with the same period last year due to the higher off-system margins and appliance service revenues, which more than offset an increase in operation and maintenance costs and depreciation expense associated with customer growth and system expansion.

ENERGY SERVICES OPERATIONS

     Energy Services' consolidated financial results, which include Natural Energy, the Company's unregulated marketing and fuel and capacity management subsidiary, and the continuing operations of NJR Energy, which consist of its equity investments in the Iroquois Gas Transmission System, L.P. and the Market Hub Partners, L.P. are summarized as follows:

                                                                       Three Months Ended
                                                                          December 31,
                                                                   1996                1995
                                                                -----------------------------
                                                                            (Thousands)
Revenues                                                        $  35,876           $  18,702
                                                                =========           =========
Operating income before income taxes                            $     657           $   1,354
                                                                =========           =========
Net income                                                      $     204           $     754
                                                                =========           =========


     Energy Services revenues increased over 90% for the three months ended December 31, 1996 compared to the same period last year reflecting growth in Natural Energy's fuel and capacity management services. Operating income before income taxes and net income decreased, reflecting the impact of warmer weather and higher gas costs on Natural Energy's retail marketing operation, which more than offset higher margin from its fuel and capacity management services.

     Natural Energy's retail gas sales totaled 2.5 billion cubic feet (bcf) and
2.5 bcf, and gas under management totaled 7.6 bcf and 5.9 bcf for the three months ended December 31, 1996 and 1995, respectively.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                                                    Three Months Ended
                                                                        December 31,
                                                                1996                1995
                                                              -----------------------------
                                                                      (Thousands)
Revenues                                                      $  1,097            $   1,868
                                                              ========            =========
Operating income (loss) before income taxes                   $    334            $    (651)
                                                              ========            =========
Net loss                                                      $     (5)           $  (1,029)
                                                              ========            =========

     In November 1995, CR&R sold certain of its real estate assets for $52.65 million in cash and issued options to the buyer to purchase adjacent undeveloped land parcels at various prices. This transaction required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income (loss) before income taxes in the three months ended December 31, 1995.

     In December 1995, CR&R sold a 157,000 square foot, office building for $31.85 million, in a sale-leaseback transaction. CR&R's pre-tax gain on this transaction was approximately $17.8 million which is included in deferred revenue on the consolidated balance sheet and is being amortized over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

     NJR used the proceeds from these sales to reduce outstanding debt.

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At December 31, 1996, $43 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). In April 1996, the DRP was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. Effective July 1, 1996, shares needed for the DRP have been purchased on the open market. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and GRFT payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $75 million with a number of commercial banks and has an additional $20 million in lines of credit available on an offering basis.

     Remaining fiscal 1997 construction expenditures are estimated at $43 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and a $5 million draw down of its variable rate Series BB EDA Bonds, which is expected to be completed in August 1997. Based on current market conditions, NJNG also expects to optionally redeem the remaining $8.2 million of its 8.5% Series P Bonds in 1997. NJNG will pursue the refinancing of other existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

ENERGY SERVICES

     NJR Storage Corporation (Storage), a subsidiary of NJR Energy, is a 5.67% partner in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of December 31, 1996, Storage's investment in MHP totaled $8.2 million. No other significant capital contributions are currently expected in the remainder of fiscal 1997.

NJR DEVELOPMENT

     CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, as approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. In November 1996, CR&R completed the construction of a 98,000 square foot addition to an existing building at a total cost of approximately $5.4 million, of which $231,000 was expended in fiscal 1997. This additional space has been pre-leased to the occupant of the existing building. No other significant capital expenditures are currently expected in the remainder of fiscal 1997.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements where those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management expectations and beliefs are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 1997 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

           On January 29, 1997, the shareowners voted upon the following matters at the annual stockholder meeting.

           (a) The election of five (5) directors, one (1) to serve for a one year term expiring in 1998, and four (4) to serve for three-year terms expiring in 2000, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

           Director                              For                 Withheld
           --------                              ---                 --------
           Warren R. Haas                        15,228,746          150,983
           Bruce G. Coe                          15,235,228          144,501
           Hazel S. Gluck                        15,170,476          209,253
           Gary W. Wolf                          15,216,518          144,501
           George S. Zoffinger                   15,235,159          144,569

           (b) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1997. The votes were as follows:

           For                     Against               Abstain
           ---                     -------               -------
           15,207,416               83,037                89,276


ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1  Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

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



                                            NEW JERSEY RESOURCES CORPORATION
                                            --------------------------------



    Date:  February 13, 1997                /s/Laurence M. Downes
                                            ---------------------
                                               Laurence M. Downes
                                               Chairman, President and
                                               Chief Executive Officer




    Date:  February 13, 1997                /s/Glenn C. Lockwood
                                            --------------------
                                               Glenn C. Lockwood
                                               Senior Vice President
                                               and Chief Financial Officer