Form 10-Q
period 1997-03-31
NEW JERSEY RESOURCES CORP
filed 1997-05-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997      Commission file number 1-8359

                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                         New Jersey                                                22-2376465
(State or other jurisdiction of incorporation or organization)       (I.R.S Employer Identification Number)

1415 WYCKOFF ROAD, WALL, NEW JERSEY - 07719                                        908-938-1480
 (Address of principal executive offices)                       (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES: /X/ NO: / /

 The number of shares outstanding of $2.50 par value Common Stock as of May 1,
                              1997 was 17,982,603.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             MARCH 31,               MARCH 31,
                                                                        1997         1996        1997       1996
------------------------------------------------------------------------------------------------------------------
                                                                            (Thousands, except per share data)

 OPERATING REVENUES ............................................    $285,366      $235,735    $473,968    $397,281
                                                                    --------      --------    --------    --------
 OPERATING EXPENSES
 Gas purchases .................................................     189,758       141,923     314,545     237,829
 Operation and maintenance .....................................      21,076        20,654      40,728      40,365
 Depreciation and amortization .................................       6,183         5,786      12,312      11,653
 Gross receipts tax,etc ........................................      18,853        21,664      31,907      37,275
 Federal income taxes...........................................      15,539        13,483      21,971      19,646
                                                                    --------      --------    --------    --------
 Total operating expenses.......................................     251,409       203,510     421,463     346,768
                                                                    --------      --------    --------    --------
 OPERATING INCOME ..............................................      33,957        32,225      52,505      50,513

 Other income, net .............................................          79           220         159         137

 Interest charges, net..........................................       5,134         5,104      10,422      10,487
                                                                    --------      --------    --------    --------
INCOME BEFORE PREFERRED STOCK
 DIVIDENDS .....................................................      28,902        27,341      42,242      40,163

 Preferred stock dividends .....................................         399           400         797         800
                                                                    --------      --------    --------    --------
 NET INCOME ....................................................    $ 28,503      $ 26,941    $ 41,445    $ 39,363
                                                                    ========      ========    ========    ========

 EARNINGS PER COMMON SHARE .....................................    $   1.58      $   1.50    $   2.29    $   2.19
                                                                    ========      ========    ========    ========
 DIVIDENDS PER COMMON SHARE ....................................    $    .40      $    .39    $    .80    $    .77
                                                                    ========      ========    ========    ========
 AVERAGE SHARES OUTSTANDING ....................................      18,090        18,001      18,087      17,955
                                                                    ========      ========    ========    ========

                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                          1997          1996
--------------------------------------------------------------------------------
                                                             (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .......................................     $ 41,445      $ 39,363
Adjustments to reconcile net income to cash flows
Depreciation and amortization ...................        12,312        11,653
Amortization of deferred charges .................          704         2,459
Deferred income taxes ............................        4,113        (8,207)
Change in working capital ........................      (22,093)       24,057
Other, net .......................................       (5,481)         (754)
                                                       --------      --------
Net cash flows from operating activities..........       31,000        68,571
                                                       --------      --------
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt .....................        3,900        20,000
Proceeds from common stock........................          208         5,873
Payments of long-term debt .......................       (8,182)      (75,064)
Repurchase of treasury stock .....................       (1,539)           --
Payments of common stock dividends ...............      (14,299)      (13,574)
Net change in short-term debt ....................        3,300       (36,400)
                                                       --------      --------
Net cash flows used in financing activities ......      (16,612)      (99,165)
                                                       --------      --------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Expenditures for
Utility plant ....................................      (21,284)      (20,727)
Real estate properties ...........................         (522)       (3,285)
Equity investments ...............................         (750)       (1,419)
Cost of removal ..................................       (2,430)       (2,285)
Proceeds from asset sales ........................        7,031        98,619
                                                       --------      --------
Net cash flows (used in) from investing activities      (17,955)       70,903
                                                       --------      --------
Net change in cash and temporary investments .....       (3,567)       40,309
Cash and temporary investments at September 30 ...       10,808         1,065
                                                       --------      --------
Cash and temporary investments at March 31 .......     $  7,241      $ 41,374
                                                       ========      ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables ......................................     $(99,893)     $(94,049)
Inventories ......................................       31,899        21,723
Deferred gas costs ...............................        3,990        20,829
Purchased gas ....................................       20,600        11,600
Prepaid and accrued taxes, net ...................       41,772        47,973
Customers' credit balances and deposits ..........      (15,474)       (1,029)
Other, net .......................................       (4,987)       17,010
                                                       --------      --------
Total ............................................     $(22,093)     $ 24,057
                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amount capitalized) .............     $ 12,258      $  8,918
Income taxes .....................................     $  4,556      $ 14,487
Non cash investing and financing activities
Capital lease ....................................           --      $ 31,850

                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

------------------------------------------------------------------------------------------
                                                  MARCH 31,  SEPTEMBER 30,     MARCH 31,
                                                    1997         1996            1996
                                                (unaudited)                   (unaudited)
------------------------------------------------------------------------------------------
                                                               (Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant .............................     $ 830,682      $ 811,484      $ 786,983
Real estate properties ....................        37,593         45,010         39,717
                                                ---------      ---------      ---------
                                                  868,275        856,494        826,700
Accumulated depreciation and amortization .      (209,590)      (201,296)      (193,770)
                                                ---------      ---------      ---------
Property, plant and equipment, net ........       658,685        655,198        632,930
                                                ---------      ---------      ---------
CURRENT ASSETS
Cash and temporary investments ...........          7,241         10,808         41,374
Construction fund .........................         6,500          6,500         12,500
Customer accounts receivable ..............       118,134         27,900        104,238
Unbilled revenues .........................        18,107          6,884         20,752
Allowance for doubtful accounts ...........        (2,442)          (878)        (1,840)
Gas in storage, at average cost ...........         8,559         39,484          4,641
Materials and supplies, at average cost ...         6,318          7,292          8,782
Deferred gas costs ........................        16,488         20,478             --
Prepaid state taxes .......................            --         16,297             --
Other .....................................         6,794          5,197          5,222
                                                ---------      ---------      ---------
Total current assets ......................       185,699        139,962        195,669
                                                ---------      ---------      ---------

DEFERRED CHARGES AND OTHER
Equity investments ........................        15,685         13,924         12,411
Regulatory assets .........................        37,765         37,150         36,322
Other .....................................         9,610          8,953         10,255
                                                ---------      ---------      ---------
Total deferred charges and other ..........        63,060         60,027         58,988
                                                ---------      ---------      ---------
Total assets ..............................     $ 907,444      $ 855,187      $ 887,587
                                                =========      =========      =========

                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                                       3

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

---------------------------------------------------------------------------------
                                             MARCH 31,  SEPTEMBER 30, MARCH 31,
                                              1997         1996         1996
                                           (unaudited)                (unaudited)
---------------------------------------------------------------------------------
                                                         (Thousands)

CAPITALIZATION
Common stock equity .....................   $300,172     $273,921     $290,321
Redeemable preferred stock...............     20,880       20,880       21,004
Long-term debt...........................    300,377      303,363      309,013
                                            --------     --------     --------
Total capitalization ....................    621,429      598.164      620,338
                                            --------     --------     --------
CURRENT LIABILITIES
Current maturities of long-term debt.....        137        1,501        2,364
Short-term debt..........................     38,300       35,000           --
Purchased gas............................     54,238       33,638       55,668
Accounts payable and other...............     27,254       32,183       28,812
Dividends payable........................      7,238        7,066        7,028
Accrued taxes............................     31,507        6,032       38,442
Overrecovered gas costs..................         --           --        3,731
Customers' credit balances and deposits..      8,371       23,845       15,011
                                            --------     --------     --------
Total current liabilities................    167,045      139,265      151,056
                                            --------     --------     --------
DEFERRED CREDITS
Deferred income taxes....................     56,123       52,010       43,644
Deferred investment tax credits..........     11,106       11,280       11,454
Deferred revenue.........................     21,164       21,816       22,524
Other....................................     30,577       32,652       38,571
                                            --------     --------     --------
Total deferred credits...................    118,970      117,758      116,193
                                            --------     --------     --------
Total capitalization and liabilities.....   $907,444     $855,187     $887,587
                                            ========     ========     ========


                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

2. Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries -- New Jersey Natural Gas Company (NJNG), NJR Energy Services Corporation (Energy Services) and NJR Development Company (NJR Development). New Jersey Natural Energy Company (Natural Energy) and NJR Energy Corporation (NJR Energy) are wholly owned subsidiaries of Energy Services and Commercial Realty & Resources Corp. (CR&R), Paradigm Power, Inc. and NJR Computer Technologies, Inc. are wholly owned subsidiaries of NJR Development. Significant intercompany accounts and transactions have been eliminated.

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

        ln December 1995 and January 1996 NJR Energy sold its interests in all of its oil and gas properties in three transactions for $19.6 million. The proceeds from these sales were used to reduce outstanding debt. Based upon the results of the asset sales and costs incurred to date, the Company currently estimates that the reserve established in fiscal 1995 for the discontinued operations is adequate.

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

        The Company is evaluating the requirements of SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure" which were issued by the FASB in February 1997 and must be adopted in fiscal 1998 and currently believes that they will not have a material impact on its consolidated financial condition or results of operations.

5. Capitalized Interest

        The Company's capitalized interest totaled $311,000 and $284,000 for the three months ended March 31, 1997 and 1996, respectively. The capitalized interest totaled $729,000 and $868,000 during the six months ended March 31,1997 and 1996, respectively.

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

c. South Brunswick Asphalt, L.P.

     NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies.
Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEPE to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEPE. issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. On April 4, 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEPE confirmed the non-hazardous classification, which will allow for conventional disposal. Non-hazardous waste may be disposed of by a number of conventional methods, which are being explored by the parties.

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

     The second Petition for Review challenged the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In July 1996, a three-judge panel of the Commonwealth Court, in a 2-1 decision, affirmed the PaPUC's determination that the Joint Venture, et al. were a "public utility" under Pennsylvania law. In April 1997, the Pennsylvania Supreme Court granted a petition for review of the Commonwealth Court's decision, which had been filed by the Joint Venture et al. Oral argument has not yet been scheduled.

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

e.   South Jersey Gas Company

     On March 5, 1997, South Jersey Gas Company (SJG) filed a complaint in New Jersey Superior Court against NJNG seeking damages arising from an alleged breach of warranty associated with certain natural gas utility assets that were part of the sale of all assets owned by NJNG in Cape May County, New Jersey (the Southern division) to SJG in 1983. Specifically, the complaint charges that certain gas service line installations made by NJNG were not performed in accordance with applicable laws or standards as expressly or implicitly represented or warrantied in the contract for the sale and purchase. SJG is seeking compensatory and other damages, including return of the purchase price for the alleged deficient installations. NJNG is vigorously defending this matter. There can be no assurance as to the outcome of these proceedings.

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

7. Other

     At March 31, 1997 there were 18,081,603 shares of common stock outstanding and the book value per share was $16.60.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications including revenue from appliance service contracts which is now included in operating revenue. Previously, this revenue was treated as a reduction to operation and maintenance expense. This has no impact on operating income or net income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1997

A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended March 31,1997 increased by 6% to $28.5 million, or $ 1.58 per share, compared with $26.9 million, or $1.50 per share, for the same period last year. Consolidated net income for the six months ended March 31, 1997 increased by 5%, or $41.4 million or $2.29 per share, compared with $39.4 million, or $2.19 per share, last year. The increase in consolidated earnings was primarily attributed to continued profitable customer growth at the Company's principal subsidiary, NJNG, and increased off-system and capacity release sales.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                Three Months Ended            Six Months Ended
                                                    March 31,                      March 31,
                                              1997           1996           1997            1996
                                            ------------------------------------------------------
                                                                 (Thousands)
Gross margin
 Residential and commercial                 $64,433        $61,888        $105,835        $104,243
 Firm transportation                          4,892          4,498           8,818           7,171
 Interruptible                                  364             52             504             189
 Off-system and capacity release              2,164          1,522           3,922           2,792
                                            -------        -------        --------        --------
Total gross margin                          $71,853        $67,960        $119,079        $114,395
                                            =======        =======        ========        ========
Appliance service revenues*                 $ 2,595        $ 1,818        $  5,028        $  3,625
                                            =======        =======        ========        ========
Operating income before income taxes        $47,849        $42,632        $ 71,746        $ 66,238
                                            =======        =======        ========        ========
Net income                                  $27,722        $25,328        $ 40,460        $ 38,005
                                            =======        =======        ========        ========

----------
*Appliance service revenues have been reclassified to operating revenues from operation and maintenance expense. This has no impact on operating income or net income.


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

Residential and Commercial

     Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which until October 1996 provided for a revenue adjustment if the weather varied by more than one-half of one percent from normal, or 10-year average, weather. Since October 1996, 20-year average weather has been used instead of the 10-year average weather as the basis for the revenue adjustment. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season

     Gross margin from sales to firm customers interested by $2.5 million, or approximately 4%, and $1.6 million or approximately 2%, for the three and six months ended March 31, 1997, respectively, compared with the same period last year. These increases were due to the impact of 11,302 customer additions for the twelve months ended Match 31, 1997 and the WNC described above. The six month increase more than offset a 12% decrease in firm therm sales compared with last year due to 14% warmer weather, and the impact of commercial and industrial customers switching to firm transportation service, as discussed below.

     The weather for the six months ended March 31, 1997 was 4% warmer than normal, or the 20-year average. Under the WNC a total of $2.8 million of gross margin was accrued for future collection from customers.

Firm Transportation

     Gross margin from firm transportation increased by $394,000, or 9%, and $1.6 million, or 23%, for the three and six months ended March 31, 1997, respectively, compared with the same periods last year, reflecting an increase in the number of customers utilizing this service. At March 31, 1997 and 1996, NJNG provided firm transportation service to 2,238 and 1,633 commercial and industrial customers, respectively; NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service but purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

     NJNG services 42 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% of total therm throughput in the six months ended March 31, 1997 and 1996, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial customers through the LGA clause.

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

     NJNG's off-system sales totaled 171 million therms and generated $1.5 million of gross margin and 270 million therms and $2.5 million of gross margin in the three and six months ended March 31, 1997, respectively, compared with 76 million therms and $800,000 of gross margin and 158 million therms and $1.4 million gross margin in the same respective periods last year. The capacity release program generated gross margin of $639,000 and $1.4 million in the three and six months ended March 31, 1997 and 1996, respectively, compared with $722,000 and $1.4 million in the comparable periods last year. The increase was due primarily to greater therm sales.

Appliance Service Revenues

     Revenues from appliance service contracts and service calls increased by 39% for the six months ended March 31, 1997 due to an overall 30% increase in rates charged for such services effective April 1 1996 and the addition of approximately 7,000, or 8%, service contracts during the twelve months ending March 31, 1997. Costs related to this service work are primarily included in operation and maintenance expense.

Operating Income Before Income Taxes and Net Income

     Operating income before income taxes increased by $5.2 million, or 12%, and net income increased by $2.4 million, or 9%, for the three months ended March 31, 1997, compared with the same period last year due to higher gross margin as described above as well as a 1% reduction in operation and maintenance expense due to lower conservation costs.

     Operating income before taxes increased by $5.5 million, or 8%, and net income increased by $2.5 million, or 6%, for the six months ended March 31, 1997, compared with the same period last year due to higher margins from customer growth and appliance service revenues, which more than offset higher depreciation and tax expenses.

ENERGY SERVICES OPERATIONS

     Energy Services' consolidated financial results, which include Natural Energy, the Company's unregulated marketing and fuel and capacity management subsidiary, and the continuing operations of NJR Energy, which consist of equity investments in the Iroquois Gas Transmission System, L.P. and Market Hub Partners, L.P., are summarized as follows:

                                               Three Months Ended        Six Months Ended
                                                    March 31,                March 31,
                                                 1997       1996         1997        1996
                                               -------------------------------------------
                                                            (Thousands)
Revenues                                       $43,972     $29,964      $79,848     $48,666
                                               =======     =======      =======     =======
Operating income before income taxes           $ 2,032     $ 2,452      $ 2,689     $ 3,806
                                               =======     =======      =======     =======
Net income                                     $ 1,152     $ 1,368      $ 1,356     $ 2,122
                                               =======     =======      =======     =======


     Energy Services' revenues increased by 47% and 64% for the three and six months ended March 31, 1997, respectively, compared to the same period last year reflecting growth in Natural Energy's fuel and capacity management services. Operating income before income taxes and net income decreased, reflecting the impact of warmer weather and higher gas costs on Natural Energy's retail marketing operation, which more than offset higher margin from its fuel and capacity management services.

     Natural Energy's retail gas sales totaled 3.3 billion cubic feet (bcf) and
5.8 bcf, and gas under management and wholesale gas sales totaled 16.3 bcf and
30.6 bcf, for the three and six months ended March 31, 1997, respectively, compared with retail gas sales of 3.5 bcf and 5.9 bcf, and gas under management of 3.7 bcf and 10.3 bcf in the comparable periods last year.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                                 Three Months Ended         Six Months Ended
                                                     March 31,                  March 31,
                                                   1997      1996            1997       1996
                                                 -------------------------------------------
                                                                 (Thousands)

Revenues                                           $ 615     $ 576         $ 1,712    $ 2,444
                                                   =====     =====         =======    =======
Operating income (loss) before income taxes        $(174)    $(128)        $   160    $  (779)
                                                   =====     =====         =======    =======
Net loss                                           $(145)    $ (74)        $  (150)   $(1,103)
                                                   =====     =====         =======    =======

     In November 1995, CR&R sold certain of its real estate assets for $52.65 million in cash and issued options to the buyer to purchase adjacent undeveloped land parcels at various prices. This transaction required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income (loss) before income taxes in the six months ended March 31, 1997.

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

     In January 1997, CR&R sold a 76,000 square foot, fully occupied, flex space building and 11 acres of undeveloped land in two separate transactions totaling $7.0 million, which approximated net book value.

     NJR used the proceeds from these sales to reduce outstanding debt.

B.  LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At March 31, 1997, $48.9 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. In April 1996, the Dividend Reinvestment Plan (DRP) was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. Since July 1, 1996, shares needed for the DRP have been purchased on the open market. The Company can switch funding options every 90 days.

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

     Remaining fiscal 1997 construction expenditures are estimated at $27 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and a $5 million draw down of its variable rate Series BB EDA Bonds, which is expected to be completed in August 1997. On March 28, 1997, NJNG redeemed the remaining $8.2 million of its 8.5% Series P Bonds. NJNG will pursue the refinancing of other existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

ENERGY SERVICES

     NJR Storage Corporation (Storage), a subsidiary of NJR Energy, is a 5.67% partner in Market Hub Partners, L.P. (MHP) which is expected to develop, own and operate a system of five natural gas market centers with high-deliverability salt cavern storage facilities. The market centers are expected to be strategically located in Texas, Louisiana, Mississippi, Michigan and Pennsylvania. As of March 31, 1997, Storage's investment in MHP totaled $8.3 million. No significant capital contributions are currently expected in the remainder of fiscal 1997.

NJR DEVELOPMENT

     CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, as approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. In November 1996, CR&R completed the construction of a 98,000 square foot addition to an existing building at a total cost of approximately $5.4 million, of which $691,000 was expended in fiscal 1997 net of tenant reimbursement. This additional space has been pre-leased to the occupant of the existing building. In March 1997, the Board of Directors approved the construction of a 20,000 square foot, build-to-suit office building, supported by a ten-year lease, with an incremental capital cost of $2.1 million of which $500.000 is expected to be expended in fiscal 1997.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements where those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to the adequacy of established reserves for the discontinued operations, expected disposition of legal and regulatory proceedings and expected investments in MHP are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                           PART II- OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10-1 Form of Indemnification Agreement

         27-1 Financial Data Schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW JERSEY RESOURCES CORPORATION




Date: May 13, 1997                     /s/ Laurence M. Downes
                                       ---------------------
                                           Laurence M. Downes
                                           Chairman, President and
                                           Chief Executive Officer


Date: May 13, 1997                     /s/ Glenn C. Lockwood
                                       --------------------
                                          Glenn C. Lockwood
                                          Senior Vice President
                                          and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                    10-1 Form of Indemnification Agreement

                    27-1 Financial Data Schedule