Form 10-Q
period 1997-06-30
NEW JERSEY RESOURCES CORP
filed 1997-08-13
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1997       Commission file number 1-8359



                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



         NEW JERSEY                                            22-2376465
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



1415 WYCKOFF ROAD, WALL, NEW JERSEY - 07719                732-938-1480
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



                           YES: X             NO:



The number of shares outstanding of $2.50 par value Common Stock as of August 1, 1997 was 17,908,480.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                          1997          1996            1997          1996
---------------------------------------------------------------------------------------------
                                                 (Thousands, except per share data)
OPERATING REVENUES ..............       $121,150       $ 95,708       $595,118       $492,989
                                        --------       --------       --------       --------
OPERATING EXPENSES
 Gas purchases ..................         80,459         54,933        395,004        292,762
 Operation and maintenance ......         18,405         18,255         59,133         58,620
 Depreciation and amortization...          6,168          5,779         18,480         17,432
 Gross receipts tax, etc ........          7,458          8,067         39,365         45,342
 Federal income taxes ...........          1,088            907         23,059         20,553
                                        --------       --------       --------       --------
  Total operating expenses ......        113,578         87,941        535,041        434,709
                                        --------       --------       --------       --------
 OPERATING INCOME ...............          7,572          7,767         60,077         58,280
Other income, net ...............            348            174            507            311
Interest charges, net ...........          4,996          5,312         15,418         15,799
                                        --------       --------       --------       --------
INCOME BEFORE PREFERRED STOCK
DIVIDENDS .......................          2,924          2,629         45,166         42,792
Preferred stock dividends .......            398            400          1,195          1,200
                                        --------       --------       --------       --------
NET INCOME ......................       $  2,526       $  2,229       $ 43,971       $ 41,592
                                        ========       ========       ========       ========
EARNINGS PER COMMON SHARE .......       $    .14       $    .12       $   2.44       $   2.31
                                        ========       ========       ========       ========
DIVIDENDS PER COMMON SHARE ......       $    .40       $    .39       $   1.20       $   1.16
                                        ========       ========       ========       ========
AVERAGE SHARES OUTSTANDING ......         17,979         18,095         18,051         18,002
                                        ========       ========       ========       ========


See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------
                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                               1997           1996
-------------------------------------------------------------------------------------
                                                                (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................       $ 43,971        $ 41,592
Adjustments to reconcile net income to cash flows
 Depreciation and amortization ......................         18,480          17,432
 Amortization of deferred charges ...................            930           2,923
 Deferred income taxes ..............................          5,678          (4,353)
 Change in working capital ..........................         (3,994)          2,775
 Other, net .........................................         (6,756)         (4,376)
                                                            --------        --------
Net cash flows from operating activities ............         58,309          55,993
                                                            --------        --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt .......................             --          20,000
 Proceeds from common stock .........................            291           6,733
 Payments of long-term debt .........................        (12,802)        (81,688)
 Purchase of treasury stock .........................         (6,168)             --
 Payments of common stock dividends .................        (21,537)        (20,602)
 Net change in short-term debt ......................         (1,600)        (23,200)
                                                            --------        --------
Net cash flows used in financing activities .........        (41,816)        (98,757)
                                                            --------        --------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Expenditures for
  Utility plant .....................................        (32,426)        (33,110)
  Real estate properties ............................           (696)         (4,883)
  Equity investments ................................         (1,430)         (1,972)
  Cost of removal ...................................         (2,924)         (2,979)
 Proceeds from asset sales ..........................         16,118          98,619
                                                            --------        --------
Net cash flows (used in) from investing activities...        (21,358)         55,675
                                                            --------        --------
Net change in cash and temporary investments ........         (4,865)         12,911
Cash and temporary investments at September 30 ......         10,808           1,065
                                                            --------        --------
Cash and temporary investments at June 30 ...........       $  5,943        $ 13,976
                                                            ========        ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables .........................................       $(26,452)       $(32,534)
Inventories .........................................         27,205           6,335
Deferred gas costs ..................................            955          11,030
Purchased gas .......................................          9,728          (2,088)
Prepaid and accrued taxes, net ......................         10,482           5,640
Customers' credit balances and deposits .............        (17,102)          2,801
Other, net ..........................................         (8,810)         11,591
                                                             --------        --------
Total ...............................................       $ (3,994)       $  2,775
                                                             ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized) ...............       $ 16,603        $ 15,053
Income taxes ........................................       $  7,558        $ 19,535
Non cash investing and financing activities
 Capital lease ......................................             --        $ 31,850

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-----------------------------------------------------------------------------------------------
                                                     JUNE 30,      SEPTEMBER 30,     JUNE 30,
                                                      1997             1996            1996
                                                   (unaudited)                      (unaudited)
-----------------------------------------------------------------------------------------------
                                                                   (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ..............................       $ 841,543        $ 811,484        $ 798,357
 Real estate properties .....................          22,772           45,010           41,312
                                                    ---------        ---------        ---------
                                                      864,315          856,494          839,669
 Accumulated depreciation and amortization ..        (213,207)        (201,296)        (198,176)
                                                    ---------        ---------        ---------
  Property, plant and equipment, net ........         651,108          655,198          641,493
                                                    ---------        ---------        ---------

CURRENT ASSETS
 Cash and temporary investments .............           5,943           10,808           13,976
 Construction fund ..........................           6,500            6,500           12,500
 Customer accounts receivable ...............          60,550           27,900           58,555
 Unbilled revenues ..........................           1,961            6,884            5,059
 Allowance for doubtful accounts ............          (2,153)            (878)          (1,979)
 Gas in storage, at average cost ............          13,731           39,484           20,670
 Materials and supplies, at average cost ....           5,840            7,292            8,141
 Deferred gas costs .........................          19,523           20,478            6,068
 Prepaid state taxes ........................          15,041           16,297           19,495
 Asset held for sale, net ...................          13,475               --               --
 Other ......................................           6,369            5,197            5,899
                                                    ---------        ---------        ---------
  Total current assets ......................         146,780          139,962          148,384
                                                    ---------        ---------        ---------

 DEFERRED CHARGES AND OTHER
   Equity investments .......................           6,921           13,924           12,570
   Regulatory assets ........................          38,357           37,150           36,101
   Other ....................................          11,454            8,953            9,158
                                                    ---------        ---------        ---------
     Total deferred charges and other .......          56,732           60,027           57,829
                                                    ---------        ---------        ---------

       Total assets .........................       $ 854,620        $ 855,187        $ 847,706
                                                    =========        =========        =========







See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

----------------------------------------------------------------------------------------
                                                 JUNE 30,      SEPTEMBER 30,   JUNE 30,
                                                   1997            1996         1996
                                                (unaudited)                  (unaudited)
----------------------------------------------------------------------------------------
                                                               (Thousands)
CAPITALIZATION
 Common stock equity ......................       $291,419       $273,921       $286,362
 Redeemable preferred stock ...............         20,760         20,880         20,880
 Long-term debt ...........................        291,977        303,363        303,513
                                                  --------       --------       --------
  Total capitalization ....................        604,156        598,164        610,755
                                                  --------       --------       --------

CURRENT LIABILITIES
 Current maturities of long-term debt .....            137          1,501          1,364
 Short-term debt ..........................         33,400         35,000         13,200
 Purchased gas ............................         43,366         33,638         39,940
 Accounts payable and other ...............         23,612         32,183         26,110
 Dividends payable ........................          7,174          7,066          7,061
 Accrued taxes ............................         15,258          6,032         15,604
 Customers' credit balances and deposits...          6,743         23,845         18,841
                                                  --------       --------       --------
  Total current liabilities ...............        129,690        139,265        122,120
                                                  --------       --------       --------

DEFERRED CREDITS
 Deferred income taxes ....................         57,688         52,010         47,498
 Deferred investment tax credits ..........         11,019         11,280         11,367
 Deferred revenue .........................         20,859         21,816         22,205
 Other ....................................         31,208         32,652         33,761
                                                  --------       --------       --------
  Total deferred credits ..................        120,774        117,758        114,831
                                                  --------       --------       --------

    Total capitalization and liabilities...       $854,620       $855,187       $847,706
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

3. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company (NJNR). The Company accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets were sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa.

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

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS 123 the Company could either adopt the new fair value-based accounting method or continue the intrinsic value-based method established in Accounting Principles Board Opinion 25 (APB No. 25) and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company elected to continue following APB No. 25 and provide the required pro forma disclosures at year end. SFAS 123 had no effect on the Company's consolidated financial condition or results of operations.

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which must be adopted by fiscal 1998. The Company currently believes that they will not have a material impact on its consolidated financial condition or results of operations. In June 1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." The Company is evaluating the requirements of SFAS 130 and SFAS 131 which must be adopted in fiscal 1999 and 1998 respectively, and since these statements are primarily disclosure related, the Company currently believes that they will not have a significant effect on its consolidated financial statements.

5. Capitalized Interest

     The Company's capitalized interest totaled $242,000 and $271,000 for the three months ended June 30, 1997 and 1996, respectively. Capitalized interest totaled $971,000 and $1.1 million during the nine months ended June 30, 1997 and 1996, respectively.

6.  Legal and Regulatory Proceedings

a. Levelized Gas Adjustment (LGA)

    On July 31, 1997, NJNG filed a Petition with the Board of Public
Utilities (BPU) for a stable Levelized Gas Adjustment Billing factor (LGA). The LGA filing included updates to its Gas Cost Recovery (GCR), Weather Normalization Clause (WNC), Remediation Adjustment (RA), and Demand Side Management Adjustment Clause (DSMAC) factors. The proposed two-year plan is based upon NJNG purchasing a large portion of its gas commodity requirements on a fixed-price basis and includes a two-year recovery of an estimated under-recovered balance of $32.7 million as of September 30, 1997. In addition, the Company proposed several modifications to the methodology for calculating the WNC. The filing also includes a flexible pricing mechanism that would allow the LGA billing factor to be adjusted, either up or down, if the projected September 30, 1999 under or over-recovered balance varies by more than $5 million.

b. Postretirement Benefits Other Than Pensions (OPEB)

    On January 8, 1997, the BPU concluded a generic proceeding related to the implementation of the provisions of Financial Accounting Standard No. 106 (SFAS
106), "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB). SFAS 106 requires publicly held companies to change from the practice of accounting for OPEB on a pay as you go basis to an accrual basis of accounting. The BPU's generic proceeding provided for a Phase II proceeding in which each utility would address the particular impact of SFAS 106 on its revenue requirement. On July 23, 1997, NJNG filed a petition to recover an additional $900,000 in annual OPEB costs with a proposed effective date no later than September 30, 1998.

c.  Aberdeen

   Since June 1993, a total of six complaints, of which three are still pending, have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993 at a residential building in Aberdeen Township, New Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek compensatory damages from NJNG and its contractor. To date, NJNG and its contractors have received demands for damages totaling $25.2 million from various plaintiffs.

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 1996 over a seven-year period. Costs incurred subsequent to June 30, 1996 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

    As of September 30, 1995, NJNG had estimated that it would incur additional expenditures of $14 million over the next five years for further investigation and remedial action at these sites and, accordingly reflected this amount in both Regulatory assets and Other deferred credits. NJNG, with the assistance of an outside consulting firm, has completed an environmental review of the sites, including a review of its potential liability for investigation and remedial action for periods significantly beyond the five year period. On the basis of such review, NJNG has estimated that, exclusive of insurance recoveries, if any, total future expenditures to remediate and monitor known MGP sites will range from $27.5 million to $60 million. NJNG's estimates of these liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, in the second quarter of fiscal 1996, NJNG increased its accrued liability and corresponding regulatory asset to $27.5 million. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability to pay of other responsible parties and any insurance recoveries. NJNG will continue to seek recovery of such costs through the Remediation Rider.

   In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. NJNG is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against NJNG that allege property damage caused by various substances used, handled or generated by NJNG or the predecessor in title that were removed from several of the MGP sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. There can be no assurance as to the outcome of these proceedings.

e. South Brunswick Asphalt, L.P.

   NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEPE to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEPE issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. On April 4, 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEPE confirmed the non-hazardous classification, which may be disposed of by a number of conventional methods, which are being explored by the parties.

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

    The second Petition for Review challenged the merits of the PaPUC's determination that the Joint Venture, et al. are a "public utility" under the Pennsylvania Public Utility Code. In July 1996, a three-judge panel of the Commonwealth Court, in a 2-1 decision, affirmed the PaPUC's determination that the Joint Venture, et al. were a "public utility" under Pennsylvania law. In April 1997, the Pennsylvania Supreme Court granted a petition for review of the Commonwealth Court's decision, which had been filed by the Joint Venture et al. The matter is now pending before the Pennsylvania Supreme Court.

   In September 1993, People's instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture, et al. by filing a Praecipe for Writ of Summons which merely tolled the statute of limitations and preserved any claim People's may have against the defendants until resolution of the actions discussed above. On June 16, 1997, People's filed a complaint in equity against the Joint Venture, et al. in the Allegheny County Common Pleas Court. The complaint alleges, among other things, that the Joint Venture, et al. unlawfully provided natural gas services without prior authorization of the PaPUC and tortiously interfered with the contractual and business relations of various existing and potential Peoples' customers. The complaint seeks unspecified money damages and injunctive relief against the Joint Venture et al. NJNR is unable to predict the outcome of these matters. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

    In 1994, the Company wrote-off its $1 million investment in the Bessie-8 pipeline.

g.  South Jersey Gas Company

     On March 5, 1997, South Jersey Gas Company (SJG) filed a complaint in New Jersey Superior Court against NJNG seeking damages arising from an alleged breach of warranty associated with certain natural gas utility assets that were part of the sale of all assets owned by NJNG in Cape May County, New Jersey to SJG in 1983. Specifically, the complaint charges that certain gas service line installations made by NJNG were not performed in accordance with applicable laws or standards as expressly or implicitly represented or warrantied in the contract for the sale and purchase. SJG is seeking compensatory and other damages, including return of the purchase price for the alleged deficient installations. NJNG is vigorously defending this matter. There can be no assurance as to the outcome of these proceedings.

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

7. State of New Jersey Tax Reform

     On July 14, legislation was signed that will reform New Jersey's taxes affecting energy companies, effective January 1998. The legislation repeals the long-standing utility tax formula and replaces it with a sales tax, corporate business tax and a transitional energy facilities assessment. It requires that a rate filing be made in September 1997 to implement the new tax structure. The transitional energy facilities assessment will be gradually phased out starting in 1999 and ending in 2002. The new law requires that all providers of energy sold in the state, will also be subject to the sales and corporate business taxes. Previously, non-utility providers of energy were not subject to a sales tax. The revised tax structure is designed to have no impact on earnings.

8. Other

     At June 30, 1997 there were 17,937,780 shares of common stock outstanding and the book value per share was $16.25.

     In June 1997, CR&R entered into a contract to sell a 280,000-square-foot, fully-occupied building. The transaction is expected to close in the fourth fiscal quarter. Accordingly, as of June 30, 1997, the net book value of the building has been classified as an asset held for sale, net on the consolidated balance sheet.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications including revenue from appliance service contracts which is now included in operating revenue. Previously, this revenue was treated as a reduction to operation and maintenance expense. This has no impact on operating income or net income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1997

A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended June 30, 1997 increased by 14% to $2.5 million, or $.14 per share, compared with $2.2 million, or $.12 per share, for the same period last year. Consolidated net income for the nine months ended June 30, 1997 increased by 6%, to $44 million, or $2.44 per share, compared with $41.6 million, or $2.31 per share, last year. The increase in earnings was primarily attributed to continued profitable customer growth at the Company's principal subsidiary, NJNG, and increased margin from off-system and capacity release sales and higher appliance service revenue.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                 Three Months Ended           Nine Months Ended
                                                      June 30,                      June 30,
                                                1997           1996           1997           1996
                                              -----------------------------------------------------
                                                                  (Thousands)
Gross margin
  Residential and commercial ..........       $ 25,324       $ 26,775       $131,160       $131,018
  Firm transportation .................          3,525          2,522         12,343          9,693
  Interruptible .......................            316            355            820            544
  Off-system and capacity release .....            718            891          4,640          3,683
                                              --------       --------       --------       --------
Total gross margin ....................       $ 29,883       $ 30,543       $148,963       $144,938
                                              ========       ========       ========       ========
Appliance service revenues* ...........       $  1,798       $  1,252       $  6,825       $  4,877
                                              ========       ========       ========       ========
Operating income before income taxes...       $  7,322       $  7,414       $ 79,068       $ 73,652
                                              ========       ========       ========       ========
Net income ............................       $  1,880       $  1,996       $ 42,340       $ 40,001
                                              ========       ========       ========       ========

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

Residential and Commercial

     Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which until October 1996 provided for a revenue adjustment if the weather varied by more than one-half of one percent from normal, or 10-year average weather. Since October 1996, 20-year average weather has been used as the basis for the revenue adjustment. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season.

     Gross margin from sales to firm customers decreased by $1.5 million, or 5.4%, for the three months ended June 30, 1997, compared with the same period last year Gross margin increased by $142,000 or less than 1%, for the nine months ended June 30, 1997, compared with the same period last year. The three-month decrease was due to 5% warmer weather and lower average customer usage which more than offset customer growth. The nine-month increase was due to the impact of 11,574 customer additions for the twelve months ended June 30, 1997 and the WNC described above which more than offset a 10% decrease in firm therm sales compared with last year due to 8% warmer weather. Both periods were also impacted by commercial and industrial customers switching to firm transportation service, as discussed below.

     The weather for the nine months ended June 30, 1997 was 2% warmer than normal, which under the WNC, resulted in a total of $1.4 million of gross margin being accrued for future collection from customers.

Firm Transportation

     Gross margin from firm transportation increased by $1 million, or 40%, and by $2.7 million, or 27%, for the three and nine months ended June 30, 1997, respectively, compared with the same periods last year, reflecting an increase in the number of customers utilizing this service. At June 30, 1997 and 1996, NJNG provided firm transportation service to 2,442 and 1,870 commercial and industrial customers, respectively. NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

     NJNG services 43 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% and 7% of total therm throughput in the nine months ended June 30, 1997 and 1996, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial customers through the LGA clause.

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

     NJNG's off-system sales totaled 94 million therms and generated $178,000 of gross margin and 364 million therms and $2.7 million of gross margin in the three and nine months ended June 30, 1997, respectively, compared with 43 million therms and $76,000 of gross margin and 201 million therms and $1.5 million gross margin in the respective periods last year. The capacity release program generated gross margin of $540,000 and $1.9 million in the three and nine months ended June 30, 1997 and 1996, respectively, compared with $815,000 and $2.2 million in the comparable periods last year. The overall nine month increase was due primarily to an increase in therm sales.

Appliance Service Revenues

     Revenues from appliance service contracts and service calls increased by 40% for the nine months ended June 30, 1997 due to an overall 30% increase in rates charged for such services effective April 1, 1996 and the addition of approximately 4,000, or 4%, service contracts during the twelve months ending June 30, 1997. Costs related to this service work are primarily included in operation and maintenance expense.

Operating Income Before Income Taxes and Net Income

     Operating income before income taxes decreased by $92,000, or 1%, and net income decreased by $116,000, or 6%, for the three months ended June 30, 1997, compared with the same period last year due to lower gross margin.

     Operating income before taxes increased by $5.4 million, or 7%, and net income increased by $2.3 million, or 6%, for the nine months ended June 30, 1997, compared with the same period last year primarily due to higher margins from customer growth, increased appliance service revenues and a $445,000 reduction in operation and maintenance expense, which more than offset higher depreciation and tax expenses.

ENERGY SERVICES OPERATIONS

     Energy Services' consolidated financial results, which include Natural Energy, the Company's unregulated marketing and fuel and capacity management subsidiary, and the continuing operations of NJR Energy, which includes an equity investment in the Iroquois Gas Transmission System, L.P. are as follows:

                                                 Three Months Ended            Nine Months Ended
                                                      June 30,                      June 30,
                                                1997           1996           1997           1996
                                              -----------------------------------------------------
                                                                   (Thousands)
Revenues ..............................       $ 30,108       $ 18,200       $109,956       $ 66,866
                                              ========       ========       ========       ========
Operating income before income taxes...       $  1,256       $  1,352       $  3,945       $  5,158
                                              ========       ========       ========       ========
Net income ............................       $    775       $    646       $  2,131       $  2,768
                                              ========       ========       ========       ========

     Energy Services' revenues increased by 65% and 64% for the three and nine months ended June 30, 1997, respectively, compared to the same period last year reflecting growth in Natural Energy's fuel and capacity management services. Operating income before income taxes and net income decreased in the nine months ended June 30, 1997, reflecting the impact of warmer weather and higher gas costs on Natural Energy's retail marketing operation, which more than offset higher margin from its fuel and capacity management services.

     Natural Energy's retail gas sales totaled 1.9 billion cubic feet (bcf) and
7.7 bcf, and gas under management and wholesale gas sales totaled 19.8 bcf and
50.4 bcf, for the three and nine months ended June 30, 1997, respectively, compared with retail gas sales of 1.6 bcf and 7.5 bcf, and gas under management of 6.4 bcf and 17.9 bcf in the comparable periods last year.


NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                                       Three Months Ended            Nine Months Ended
                                                            June 30,                      June 30,
                                                      1997           1996           1997           1996
                                                     ----------------------------------------------------
                                                                         (Thousands)
Revenues .....................................       $   708        $   624        $ 2,420        $ 3,068
                                                     =======        =======        =======        =======
Operating income (loss) before income taxes...       $    41        $    54        $   201        $  (725)
                                                     =======        =======        =======        =======
Net loss .....................................       $   (57)       $   (14)       $  (207)       $(1,117)
                                                     =======        =======        =======        =======

     In November 1995, CR&R sold certain of its real estate assets for $52.65 million in cash and issued options to the buyer to purchase adjacent undeveloped land parcels at various prices. This transaction required the one-time write-off of unamortized commissions and other costs totaling $1.8 million, which is reflected in operating income (loss) before income taxes and net loss in the nine months ended June 30, 1996.

     In December 1995, CR&R sold a 157,000 square foot office building for $31.85 million, in a sale-leaseback transaction. CR&R's pre-tax gain on this transaction was approximately $17.8 million which is included in deferred revenue on the consolidated balance sheet and is being amortized over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

     In January 1997, CR&R sold a 76,000 square foot fully occupied, flex space building and 11 acres of undeveloped land in two separate transactions totaling $7.0 million, which approximated net book value.

     The Company used the proceeds from these sales to reduce outstanding debt.

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At June 30, 1997, $40.5 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. In April 1996, the Dividend Reinvestment Plan (DRP) was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. Since July 1, 1996, shares needed for the DRP have been purchased on the open market. The Company can switch funding options every 90 days.

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

     Remaining fiscal 1997 construction expenditures are estimated at $15 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through the issuance of short-term debt and a $6.5 million draw down of its variable rate Series BB EDA Bonds, which is expected to be completed in September 1997. In March 1997, NJNG utilized short-term debt to redeem the remaining $8.2 million of its 8.5% Series P Bonds. In July 1997, NJNG filed an application with the New Jersey Economic Development Authority (NJEDA) and BPU to refinance its $13.5 million 9% Series Q Bonds, which is expected to occur in September 1997. NJNG will pursue the refinancing of other existing long-term debt, the amount and timing of which will be affected by market conditions and other factors.

ENERGY SERVICES

     In May 1997, NJR Storage Corporation (Storage), a subsidiary of NJR Energy sold its limited partnership interest in Market Hub Partners, L.P., a natural gas storage project that was designed to develop, own and operate a system of natural gas market centers with high-deliverability salt cavern storage facilities for $9.1 million, which approximated its net book value. The proceeds were used to reduce outstanding debt.

NJR DEVELOPMENT

     CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, the development of existing acreage and additional investments, as approved by the Board of Directors, made for the purpose of preserving the value of particular real estate holdings. In November 1996, CR&R completed the construction of a 98,000 square foot addition to an existing building at a total cost of approximately $5.4 million, of which $691,000 was expended in fiscal 1997, net of tenant reimbursements. This additional space has been pre-leased to the occupant of the existing building. In June 1997, CR&R entered into a contract to sell this property (see Footnote 8). In March 1997, the Board of Directors approved the construction of a 20,000 square foot, build-to-suit office building, supported by a ten-year lease, with an incremental capital cost of $2.1 million of which $500,000 is expected to be expended in fiscal 1997. Completion and occupancy is expected in April 1998.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements where those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to the adequacy of established reserves for the discontinued operations, expected disposition of legal and regulatory proceedings and expected refinancing of NJNG's long-term debt are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.


ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1  Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                NEW JERSEY RESOURCES CORPORATION



    Date:  August 13, 1997                      /s/Laurence M. Downes
                                                ---------------------
                                                Laurence M. Downes
                                                Chairman, President and
                                                Chief Executive Officer




    Date:  August 13, 1997                      /s/Glenn C. Lockwood
                                                --------------------
                                                Glenn C. Lockwood
                                                Senior Vice President
                                                and Chief Financial Officer