Form 10-K405
period 1997-09-30
NEW JERSEY RESOURCES CORP
filed 1997-12-29
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997       Commission file number 1-8359

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

                            YES: X             NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $644,934,951 based on the closing price of $36.25 per share on December 8, 1997.

The number of shares outstanding of $2.50 par value Common Stock as of December 8, 1997 was 17,862,730.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 1998, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                                                    Page
                                                                                                          ----
        ITEM 1 -       Business                                                                              1
                       Business Segments
                                   New Jersey Natural Gas Company
                                            General                                                          2
                                            Throughput                                                       2
                                            Seasonality of Gas Revenues                                      3
                                            Gas Supply                                                       3
                                            Regulation and Rates                                             5
                                            Franchises                                                       7
                                            Competition                                                      7
                                   NJR Energy Holdings Corporation                                           8
                                   NJR Development Corporation                                               8
                       Environment                                                                           9
                       Employee Relations                                                                   10
                       Executive Officers of the Registrant                                                 10

        ITEM 2 -       Properties                                                                           11
        ITEM 3 -       Legal Proceedings                                                                    12
        ITEM 4 -       Submission of Matters to a Vote of Security Holders                                  15

        Information Concerning Forward Looking Statements                                                   15

PART II

        ITEM 5 -       Market for the Registrant's Common Stock and Related
                       Stockholder Matters                                                                  16
        ITEM 6 -       Selected Financial Data                                                              16
        ITEM 7 -       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  16
        ITEM 8 -       Financial Statements and Supplementary Data                                          16
        ITEM 9 -       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                  16

PART III

        ITEM 10-       Directors and Executive Officers of the Registrant                                   17
        ITEM 11-       Executive Compensation                                                               17
        ITEM 12-       Security Ownership of Certain Beneficial Owners and Management                       17
        ITEM 13-       Certain Relationships and Related Transactions                                       17

PART IV

        ITEM 14 -      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      17

        Index to Financial Statement Schedules                                                              18

Signatures                                                                                                  20
Independent Auditors' Consent and Report on Schedule                                                        21
Exhibit Index                                                                                               22

                                     PART I

ITEM 1. BUSINESS

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an exempt energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England. Its subsidiaries include:

1) New Jersey Natural Gas Company (NJNG), a natural gas distribution company that provides regulated energy and appliance services to 374,000 residential, commercial and industrial customers in central and northern New Jersey, and participates in capacity release and off-system sales programs;

2) NJR Energy Holdings Corporation (Energy Holdings), formerly known as NJR Energy Services Corporation, a sub-holding company of NJR formed in 1995 to better segregate the Company's energy-related operations. Energy Holdings includes the following wholly-owned subsidiaries:

   New Jersey Natural Energy Company (NJNE), formed in 1995 to participate in the unregulated retail and wholesale marketing of natural gas and fuel and capacity management services; and

   NJR Energy Services Company (Energy Services), formerly known as NJR Power Services Corporation, formed in 1996 to segregate the Company's unregulated fuel and capacity management and other wholesale marketing services from its unregulated retail marketing services; and

   NJR Energy Corporation (NJR Energy), an investor in energy-related ventures through its operating subsidiaries, New Jersey Natural Resources Company (NJNR) and NJNR Pipeline Company (Pipeline);

3) NJR Development Corporation, a sub-holding company of NJR, which includes the Company's remaining unregulated operating subsidiaries, as follows:

   Commercial Realty & Resources Corp. (CR&R), a commercial office real estate developer.

   See Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1997 Annual Report, filed as Exhibit 13-1 hereto, for a discussion of the Company's decision to exit the oil and gas production business and no longer pursue investments in cogeneration and independent power production facilities.

   The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA).

                                BUSINESS SEGMENTS

   See Note 12 to the Consolidated Financial Statements - Business Segment Data in the Company's 1997 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas service to 374,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 11,708, 10,978 and 12,465 new customers in 1997, 1996 and 1995, respectively. This annual growth rate of more than 3% is expected to continue with projected additions of 35,000 new customers over the next three years. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) Liquidity and Capital Resources-NJNG in the Company's 1997 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 1998 and 1999.

   In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards which describes housing development in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. Finally, NJNG uses information concerning its service territory and projected population growth rates from a periodic study prepared by outside consultants. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 40% of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

   For the fiscal year ended September 30, 1997, operating revenues and throughput by customer class were as follows:

                                        Operating Revenues         Throughput
                                           (Thousands)                (Bcf)
                                           -----------                -----

Residential                            $317,500        57%        37.0        25%
Commercial and other                     70,315        12          8.7         6
Firm transportation                      15,586         3          5.5         4
                                       --------       ---        -----       ---
Total residential and commercial        403,401        72         51.2        35
Interruptible                             7,996         1          9.7         7
                                       --------       ---        -----       ---
Total system                            411,397        73         60.9        42
Off-system                              141,481        25         83.2        58
Appliance service revenues                8,712         2           --        --
                                       --------       ---        -----       ---
Total                                  $561,590       100%       144.1       100%
                                       ========       ===        =====       ===

   See MD&A - NJNG Operations in the Company's 1997 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 1997 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are largely affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - NJNG in the Company's 1997 Annual Report for a discussion of the effect of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1% from normal, or 20-year average, weather. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in the subsequent year. See MD&A - NJNG Operations in the Company's 1997 Annual Report and Item 1. Business - State Regulation and Rates for additional information with regard to the WNC.

Gas Supply

A) Firm Natural Gas Supplies

   NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over six months), winter-term (for the five winter months) and short-term contracts. In 1997, NJNG purchased gas from 55 suppliers under contracts ranging from less than one month to thirteen years. NJNG has eight long-term firm gas purchase contracts and purchased approximately 16% of its gas in 1997 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10% of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

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

   In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 Dths from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                                    Maximum Daily Deliverability (Dths)       Expiration Date
--------                                    -----------------------------------       ---------------
Texas Eastern Transmission Corp.                          94,557                      Various dates after 1997
Transcontinental Gas Pipe Line Corp.                       8,384                       2005
                                                         -------
                                                         102,941
                                                         =======

   NJNG also has significant storage contracts with CNG Transmission Corporation (maximum daily deliverability of 93,661 Dths) and Equitrans, Inc. (maximum daily deliverability of 9,996 Dths), but utilizes NJNG's existing transportation contracts to transport that gas from the storage fields to its city gate.

C) Peaking Supply

   To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities and purchases firm storage services. See Item 2 - Properties - NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 130,000 Dths per day, which represents approximately 22% of its peak day sendout.

D)  Future Supplies

    NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties having control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States.

Regulation and Rates

A)  State

   NJNG is subject to the jurisdiction of the New Jersey Board of Public Utilities (BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted one increase in its base tariff rates, and various increases and decreases in its Levelized Gas Adjustment clause (LGA). Through its LGA billing factor, which is reviewed annually, NJNG recovers the cost of four adjustment clauses. They are the Gas Cost Recovery (GCR) factor which reflects purchased gas costs that are in excess of the level included in its base rates, Demand Side Management (DSM) factor for recovery of conservation-related costs, Remediation Adjustment (RA) factor which recovers the costs of remediating former manufactured gas plant sites and the WNC factor which credits or surcharges margins accrued from the past heating season weather. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

   The following table sets forth information with respect to these rate changes:

($ in 000's)                         Annualized         Annualized
                                         Amount             Amount
Date of Filing      Type             Per Filing            Granted      Effective Date
--------------      ----             ----------            -------      --------------
April 1993          Base Rates          $26,900            $7,500       January 1994

July 1997           LGA                       0                         Pending
July 1996           LGA                   8,000             7,900       December 1996
July 1995           LGA                  (4,800)           (5,200)      December 1995

July 1994           LGA                   8,800                 0       December 1994
July 1993           LGA                   4,800             4,800       December 1993

July 1992           LGA                (15,814)           (17,400)(A)   January 1993


(A) Comprised of a $12 million billing credit and a $5.4 million reduction in annual LGA revenues.

   See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1997 Annual Report for additional information regarding NJNG's rate proceedings.

   In September 1991, the BPU adopted a conservation incentive rule which requires energy utilities to file a DSM plan. In June 1995, the BPU approved a Stipulation Agreement approving NJNG's DSM plan. In November 1997, the BPU extended NJNG's DSM plan to January 1999.

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

   In December 1996, the BPU granted the Company a $7.9 million increase in the Company's GCR clause and permitted the Company to implement certain changes in the WNC that would better reflect customers' usage and weather, including changing the average weather calculation from 10 years to 20 years. The BPU also approved the 1996 RA, WNC and its Demand Side Management Adjustment Clause (DSMAC). The approval allowed recovery over seven years of gas remediation costs incurred through June 1996 of $5.2 million, the refund of $12 million of gross margin that was deferred in fiscal 1996 due to the impact of colder-than-normal weather on the WNC, and recovery of $1.9 in DSMAC costs for deferred and projected DSM program costs. The BPU also approved the continuation of NJNG's current margin sharing formulas associated with its non-firm sales until the effective date of the BPU Order in NJNG's 1998-99 LGA and a further extension of the Financial Risk Management pilot program, which includes an 80/20 sharing of the costs and results between customers and shareholders, respectively.

   In July 1997, NJNG filed with the BPU to extend the current $.1200 per therm LGA billing factor for a 24-month term rather than for 12 months. By using the 24-month LGA billing factor and the current estimate of gas costs for the 24-month period, the Company would provide price stability for customers while recovering an estimated $32.7 million underrecovery of gas costs. Further, the Company proposed a flexible LGA pricing mechanism to transition toward market-based pricing while providing price stability during the 24-month term. The use of the traditional 12-month period would have required a $.1607 per therm billing factor. The 24-month proposal is currently being discussed by the parties to the proceeding. NJNG also requested the collection of $2.9 million of WNC margins accrued but not collected due to the impact of warmer-than-normal weather during fiscal year 1997 and minimal adjustments to its RA and DSMAC factors.

   The BPU is currently performing an audit of NJNG's gas costs and related accounts for the fiscal years 1991 through 1995. The Company expects this audit to be finalized in fiscal 1998 and does not believe that the ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

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

   The transition to a more market-oriented interstate pipeline market may offer long-term benefits. Order 636 has provided NJNG with increased opportunities to purchase and manage its own, specifically-tailored gas supply portfolio and to resell its interstate pipeline capacity to other potential customers during off-peak periods. However, these long-term benefits have been offset by increases in interstate pipeline demand charges required by Order 636, in addition to the flow-through of transition costs that pipeline companies have incurred as a result of the restructuring of their existing gas purchase and sales arrangements. In the individual pipeline restructuring proceedings resulting from Order 636, all of NJNG's pipeline suppliers have settled transition cost recovery issues with their customers. These settlements provide for partial cost absorption by some of NJNG's pipeline suppliers and the orderly recovery of remaining costs from pipeline customers, including NJNG.

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

   In October 1994, the BPU approved a Stipulation Agreement that provides NJNG's commercial and industrial customers an expanded menu of transportation and supplier choices. As a result of the BPU approval, NJNG's sales to its commercial and industrial customers are subject to competition from other suppliers of natural gas; however, NJNG continues to provide transportation service to these customers. Based on its rate design, NJNG's profits would not be negatively affected by a customer's decision to utilize a sales and transportation or a transportation only service.

   In January 1997, the BPU approved a Stipulation Agreement that provides residential customers the opportunity for two new service choices. First, NJNG is permitted to offer 20,000 residential customers a fixed price offer (FPO) over the next two years. The FPO would allow customers to

"lock-in" their per therm natural gas price for an annual period. The second choice for residential customers is to choose their gas supplier. Over a three-year period, 30,000 customers on a first come-first served basis (5,000 customers per semi-annual period) would be able to choose a competitive supplier. In April 1997, the first 5,000 residential customers switched to a transportation service. In September 1997, the BPU accelerated the schedule to allow the remaining 25,000 residential customers to chose its supplier starting January 2, 1998.

   See MD&A - NJNG Operations in the Company's 1997 Annual Report for a discussion of NJNG's financial results.

NJR ENERGY HOLDINGS CORPORATION

   Energy Holdings includes the operations of NJNE and NJR Energy.

   NJNE was formed in 1995 to facilitate the unregulated marketing of natural gas to retail customers and provide fuel and capacity management services to wholesale customers. At September 30, 1997, NJNE marketed natural gas to 6,949 retail customers. In addition, through 1997 NJNE provided gas supply and capacity management services to GPU Service Inc., an electric utility based in Pennsylvania, and similar services to Gas Energy, Inc., an independent power producer operating in New York. In fiscal 1998, the Company's unregulated fuel and capacity management and other wholesale marketing services were transferred to Energy Services.

   NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of its affiliates, NJR Energy and NJNR, which was completed in 1996. As discussed in Note 2 to the Consolidated Financial Statements - Discontinued Operations in the Company's 1997 Annual Report, the Company has accounted for this segment as a discontinued operation.

   NJR Energy's continuing operations consist of Pipelines' 2.8% equity investment in the Iroquois Gas Transmission System, L.P., a 375-mile natural gas pipeline from the Canadian border to Long Island.

   In 1997, NJR Energy sold its interest in Market Hub Partners, L.P. for $9.1 million. Proceeds from the sale were used to reduce debt.

   See MD&A - Energy Services Operations in the Company's 1997 Annual Report for a discussion of NJNE and NJR Energy's consolidated financial results.

NJR DEVELOPMENT CORPORATION

   NJR Development consists solely of CR&R's operations.

   As of September 30, 1997, CR&R's completed space totaled 284,000 square feet in two fully-occupied buildings. In October 1997, CR&R sold a 280,000 square-foot office building for $15.6 million, which resulted in a pre-tax gain of approximately $1.5 million. Accordingly, as of September 30, 1997, the net book value of the building has been classified as Assets Held for Sale, net on the Consolidated Balance Sheets. NJR used the proceeds to reduce outstanding debt.

   Consistent with the Company's previously disclosed strategy to realign its asset base more closely with its core energy business, CR&R has sold a majority of its real estate buildings over the past two years.

   In conjunction with one of the real estate sales, CR&R granted options to the buyer to purchase approximately 165 of CR&R's 183 acres of undeveloped land. CR&R has retained limited rights to sell and develop the acreage that are subject to the options.

   The Company used the sale proceeds from the abovementioned transactions to pay down outstanding debt incurred to develop the real estate assets. The Company's future earnings from continuing operations will not be materially affected by the sales based upon the historical earnings generated by the real estate subsidiary.

   See Item 2 - Properties - NJR Development Corporation for additional information regarding CR&R's remaining real estate assets.

   See MD&A - NJR Development Operations in the Company's 1997 Annual Report for a discussion of CR&R's financial results.

                                   ENVIRONMENT

   The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

   CR&R is the owner of certain undeveloped acreage in the Monmouth Shores Corporate Park (MSCP), located in Monmouth County, New Jersey. This acreage is regulated by the provisions of the Freshwater Wetlands Protection Act (the Act), which restricts building in areas defined as "freshwater wetlands" and their transition areas.

   Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 1997.

   Although the Company cannot estimate with certainty future costs of environmental compliance, which among other factors are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, other than the activities described in Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1997 Annual Report, for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

   See Item 3 - Legal Proceedings - b. Gas Remediation for additional information regarding environmental activities.

                               EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 824 and 856 employees at September 30, 1997 and 1996, respectively. NJNG had 495 union employees at September 30, 1997 and 1996. In December 1997, NJNG reached agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.25%, 3% and 3%, effective December 3, 1997 and December 8, 1998 and 1999, respectively.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                          First Elected
Office(1)                                   Name                            Age           an Officer
---------                                   ----                            ---           ----------
Chairman, President and
 Chief Executive Officer                    Laurence M. Downes              40                 1/86

Senior Vice President, General
 Counsel and Corporate Secretary            Oleta J. Harden                 48                 6/84

Senior Vice President and
 Chief Financial Officer                    Glenn C. Lockwood               36                 1/90

Vice President,
 Market Development                         Eva I. Szakal                   49                 6/97

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

                                  Eva I. Szakal
                       Vice President, Market Development

   Ms. Szakal has held her present position since June 1997. From May 1994 to October 1996 she held various director level positions with Digital Equipment Corporation in marketing and strategic planning. Ms. Szakal was Vice President, Strategic Planning for National Liberty Insurance from March 1993 to February 1994, and prior thereto she held various positions with AT&T Corporation from 1975 to February 1992.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

   NJNG owns 11,170 miles of distribution main and services, 325 miles of transmission main and approximately 385,400 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

   In addition to mains and services, NJNG owns and operates two LNG storage plants located in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an estimated maximum capacity of 19,200 and 150,000 Dths per day, respectively. These facilities are used for peaking supply and emergencies.

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

   Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-seven supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $220 million at September 30, 1997. In addition, under the terms of its Indenture, NJNG could have issued approximately $222 million of additional first mortgage bonds as of September 30, 1997. In October 1997, NJNG issued $13.5 million of adjustable rate Series DD First Mortgage Bonds, due 2027 under its Indenture. The proceeds were used to redeem the $13.5 million 9% Series Q Bonds in December 1997.

Energy Holdings

   Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline located from the Canadian border in upstate New York to Long Island.

   NJR Energy sold its interest in Market Hub Partners, L.P. in 1997.

NJR Development Corporation  (All properties are in New Jersey)

   At September 30, 1997, CR&R owned 183 acres of vacant land and two fully-occupied buildings. The buildings consisted of 284,000 square feet of commercial office and mixed-use commercial/industrial space, of which one 280,000 square-foot building was sold in October 1997.

   CR&R is currently constructing a 20,000 square-foot, build-to-suit office building which is supported by a ten-year lease and is expected to be completed in the second quarter of fiscal 1998.

   See Item 1. Business - NJR Development Corporation for a description of the sale of CR&R's properties. See Item 1. Environment for a discussion of regulatory matters concerning one of the business parks.

Capital Expenditure Program

    See MD&A - Liquidity and Capital Resources in the Company's 1997 Annual Report for a discussion of the Company's anticipated 1998 and 1999 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a.  Aberdeen

   Since June 1993, a total of six complaints, of which one is still pending, have been filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New Jersey. The plaintiffs allege in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately seek compensatory damages from NJNG and its contractor. To date, NJNG and its contractors have received demands for damages totaling $25.2 million from various plaintiffs.

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

b. Gas Remediation

   NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, and which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least since the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owner. NJNG is currently involved in administrative proceedings with the NJDEP and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. See Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1997 Annual Report for a discussion of the regulatory treatment of gas remediation costs.

    In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. The Company is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against the Company that allege property damage caused by various substances used, handled or generated by NJNG or the predecessor in title that were removed from several of the MPG sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. Discovery is proceeding in this matter. There can be no assurance as to the outcome of these proceedings.

c. South Brunswick Asphalt, L.P.

   NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. These applications are currently under review by NJDEP. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

e. Securities and Exchange Commission

   On December 19,1997, the Company submitted an Offer of Settlement (the December 19 Offer) to the Securities and Exchange Commission (SEC) in connection with the previously reported investigation by the SEC into certain transactions engaged in by subsidiaries of the Company in 1992. In the Offer, the Company agreed, without admitting or denying the SEC's findings, to consent to the entry of an administrative order finding that the Company had not fully complied with Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 (the Order). The Order agreed to by the Company does not impose any monetary penalty or require any restatement of the Company's financial statements. The Company previously had submitted a similar Offer of Settlement on October 10, 1997 (the October 10 Offer) that was accepted by the SEC. Following negotiations between the SEC and other parties, the Company and the SEC agreed to modify the proposed order that was the basis for the October 10 Offer. As of this date, the December 19 Offer has not been formally accepted by the SEC and the Order has not been filed. In addition, NJR's former Chairman and CEO, Oliver G. Richard III, and three current officers, Laurence M. Downes, Glenn C. Lockwood and Jay B. Corn, submitted Offers of Settlement to the SEC, without admitting or denying the SEC's findings, in which they consent to the entry of orders finding that they had caused the Company to not fully comply with Section 13(a) of the Securities Exchange Act of 1934. These orders do not impose any fines or penalties on these individuals. These offers also have not been formally accepted by the SEC.

f. Various

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements where those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General" and "Future Supplies", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward- looking statements with respect to or that may impact financial results and capital requirements for fiscal 1998 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions, and demographic changes in NJNG's service territory, fluctuations in energy commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the ability to extend certain fuel management contracts, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                                     PART II

   Information for Items 5 through 9 of this report appears in the Company's 1997 Annual Report as indicated on the following table and is incorporated herein by reference, as follows:

                                                                           Annual Report
                                                                              Page
                                                                              ----
ITEM 5.       Market for the Registrant's Common
              Equity and Related Stockholder Matters

              Market Information - Exchange                           Inside back cover
                                 - Stock Prices & Dividends                    23
              Dividend Restrictions                                            36
              Holders of Common Stock                                          22

ITEM 6.       Selected Financial Data                                          22

ITEM 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations              24-28

ITEM 8        Financial Statements and Supplementary Data                   29-42

ITEM 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                    PART III

Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 28, 1998, which is expected to be filed with the SEC pursuant to Regulation 14A on December 30, 1997.

                                                                                Proxy Page
                                                                                ----------
ITEM 10.   Directors and Executive Officers of the Registrant                    3 - 6

ITEM 11.   Executive Compensation                                                7 - 13

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management            2

ITEM 13.   Certain Relationships and Related Transactions                            6

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


      (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1997 Annual Report, are incorporated by reference in Item 8 above:

     Consolidated Balance Sheets as of September 30, 1997 and 1996

     Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

     Consolidated Statements of Capitalization as of September 30, 1997 and 1996

     Consolidated Statements of Common Stock Equity for the Years Ended September 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

           (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 18.

           (3)  Exhibits - See Exhibit Index on page 22.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                        Page
                                                                        ----

           Schedule II - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 1997                                      19




   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 and 1995

                               BALANCE      ADDITIONS                            BALANCE
                               AT            CHARGED                             AT END
                              BEGINNING      TO                                    OF
CLASSIFICATION                 OF YEAR       EXPENSE           OTHER              YEAR
--------------                 -------       -------           -----              ----
($000)
1997:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $878         $  3,023         $ (2,374)(1)        $1,527
                                ====         ========         ========            ======
 Materials and Supplies         $182         $    320               --            $  502
                                ====         ========         ========            ======

1996:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $422         $  1,732         $ (1,276)(1)        $  878
                                ====         ========         ========            ======
 Materials and Supplies         $172               --         $     10(2)         $  182
                                ====         ========         ========            ======

1995:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts              $657         $  1,487         $ (1,722)(1)        $  422
                                ====         ========         ========            ======
 Materials and Supplies         $151         $     12         $      9(2)         $  172
                                ====         ========         ========            ======


Notes:     (1)  Uncollectible accounts written off, less recoveries.
           (2)  Obsolete inventory written off, less salvage.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW JERSEY RESOURCES CORPORATION
                                                  (Registrant)

Date:  December 29, 1997                   By:/s/Glenn C. Lockwood
                                              --------------------
                                                Glenn C. Lockwood
                                                Senior Vice President and
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 29, 1997 /s/Laurence M. Downes               Dec. 29, 1997 /s/Lester D. Johnson
              -----------------------                            --------------------
              Laurence M. Downes                                 Lester D. Johnson
              Chairman, President and                            Director
              Chief Executive Officer

Dec. 29, 1997 /s/Glenn C. Lockwood                Dec. 29, 1997 /s/ Dorothy K. Light
              -------------------------                         -----------------------
              Glenn C. Lockwood                                 Dorothy K. Light
              Senior Vice President and                         Director
              Chief Financial Officer
              (Principal Accounting Officer)

Dec. 29, 1997 /s/Bruce G. Coe                     Dec. 29, 1997 /s/ Charles G. Stalon
              ----------------                                  ---------------------
              Bruce G. Coe                                      Charles G. Stalon
              Director                                          Director

Dec. 29, 1997 /s/Leonard S. Coleman               Dec. 29, 1997 /s/John J. Unkles, Jr.
              -------------------------                         -----------------------
              Leonard S. Coleman                                John J. Unkles, Jr.
              Director                                          Director

Dec. 29, 1997 /s/Joe B. Foster                    Dec. 29, 1997 /s/ Gary W. Wolf
              -------------------------                         ----------------
              Joe B. Foster                                     Gary W. Wolf
              Director                                          Director

Dec. 29, 1997 /s/Hazel S. Gluck                   Dec. 29, 1997 /s/ George R. Zoffinger
              -------------------------                         -----------------------
              Hazel S. Gluck                                    George R. Zoffinger
              Director                                          Director

Dec. 29, 1997 /s/Warren R. Haas
              -------------------------
              Warren R. Haas
              Director

                                                                    EXHIBIT 23-1

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



To The Shareholders and Board of Directors of New Jersey Resources Corporation:

We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 33-57711 of New Jersey Resources Corporation on Forms S-8 and S-3, respectively, of our reports dated October 28, 1997 appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1997.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 29, 1997

                                  EXHIBIT INDEX
              Reg. S-K                                                                       Previous Filing
Exhibit       Item 601                                                            Registration
No.           Reference                  Document Description                     Number                      Exhibit
---           ---------                  --------------------                     ------                      -------

3-1               3        Restated Certificate of Incorporation of the                 Note (8)                 3-1
                           Company, as amended

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

4-2                        Indenture of Mortgage and Deed of Trust                       2-9569                  4(g)
                           with Harris Trust and Savings Bank, as
                           Trustee, dated April 1, 1952

4-2A                       Eighteenth Supplemental Indenture,                          33-30034                 4-2R
                           dated as of June 1, 1989

4-2B                       Nineteenth Supplemental Indenture,                           Note (3)                4-2S
                           dated as of March 1, 1991

4-2C                       Twentieth Supplemental Indenture,                            Note (4)                4-2T
                           dated as of December 1, 1992

4-2D                       Twenty-First Supplemental Indenture,                         Note (5)                4-2U
                           dated as of August 1, 1993

4-2E                       Twenty-Second Supplemental Indenture,                        Note (5)                4-2V
                           dated as of October 1, 1993

4-2F                       Twenty-Third Supplemental Indenture,                         Note (6)                4-2W
                           dated as of August 15, 1994

4-2G                       Twenty-Fourth Supplemental Indenture,                        Note (6)                4-2X
                           dated as of October 1, 1994

4-2H                       Twenty-Fifth Supplemental Indenture,                         Note (7)                4-2Y
                           dated as of July 15, 1995

4-2I                       Twenty-Sixth Supplemental Indenture,                         Note (7)                4-2Z
                           dated as of October 1, 1995

4-2J                       Twenty-Seventh Supplemental Indenture,
                           dated as of September 1, 1997 (filed herewith)

                                  EXHIBIT INDEX
           Reg. S-K                                                                            Previous Filing
Exhibit    Item 601                                                                  Registration
No.        Reference                 Document Description                           Number                     Exhibit
---        ---------                 ---------------------                          ------                     -------
4-3                        Term Loan Agreement between New Jersey                             Note (2)          4-3
                           Resources Corporation and Union Bank of
                           Switzerland, dated January 31, 1987

4-4                        Revolving Credit Agreement between New Jersey                      Note (2)          4-4
                           Resources Corporation and Swiss Bank Corporation,
                           dated  September 6, 1989

4-5                        Amended and Restated Note and Credit                         The Company's           4-5
                           Agreement between New Jersey Resources                     Quarterly Report
                           Corporation and First Union National Bank,                 on Form 10-Q for
                           successor to First Fidelity Bank, dated May 7, 1993        the quarter ended
                                                                                        June 30, 1993

4-5A                       Dated as of August 29, 1995                                       Note (8)          4-5A

4-5B                       Dated as of April 2, 1996                                         Note (8)          4-5B

4-5C                       Dated as of September 10, 1996                                    Note (8)          4-5C

4-5D                       Dated as of September 26, 1997 (filed herewith)

4-6                        Revolving Credit Agreement between New Jersey                     Note (8)           4-6
                           Resources Corporation and Societe Generale,
                           dated August 25, 1996

4-6A                       Dated as of September 30, 1997 (filed herewith)

4-7                        Revolving Credit and Term Loan Agreement                          Note (3)           4-7
                           between New Jersey Resources Corporation and
                           PNC Bank, successor to Midlantic Bank, N.A.,
                           dated December 20, 1990

4-7A                       Dated as of January 31, 1997 (filed herewith)

4-8                        Revolving Credit Agreement between New Jersey                     Note (8)           4-8
                           Resources Corporation and Union Bank of
                           Switzerland, dated August 27, 1996

4-9                        Credit Agreement between New Jersey Resources                     Note (3)           4-9
                           Corporation and Morgan Guaranty Trust Company of
                           New York, successor to J.P. Morgan Delaware,
                           dated August 1, 1991

                                  EXHIBIT INDEX

              Reg. S-K                                                                             Previous Filing
Exhibit       Item 601                                                                 Registration
No.           Reference              Document Description                              Number                      Exhibit
---           ---------              ---------------------                             ------                      -------
4-9A                       Dated September 1, 1993 (filed herewith)

4-9B                       Dated January 9, 1995 (filed herewith)

4-9C                       Dated July 1, 1996 (filed herewith)

4-9D                       Dated August 30, 1997 (filed herewith)

4-10                       Shareholder Rights Plan                                    The Company's
                                                                                      Form 8-K filed on
                                                                                      August 2, 1996

10-2                       Retirement Plan for Represented Employees, as              2-73181                       10(f)
                           amended October 1, 1984

10-3                       Retirement Plan for Non-Represented Employees,             2-73181                       10(g)
                           as amended October 1, 1985

10-4                       Supplemental Retirement Plans covering all                 Note (1)                      10-9
                           Executive Officers as described in the
                           Registrant's definitive proxy statement
                           incorporated herein by reference

10-5                       Agreements between NJNG and Texas Eastern
                           Transmission Company                                       Note (8)                      10-5

10-5A                      Dated June 21, 1995                                        Note (8)                     10-5A

10-5B                      Dated June 21, 1995                                        Note (8)                     10-5B

10-5C                      Dated November 15, 1995                                    Note (8)                     10-5C

10-6                       Officer Incentive Plan effective as of October 1, 1986     Note (8)                      10-6

10-7                       Lease Agreement between NJNG as Lessee                     Note (8)                      10-7
                           and State Street Bank and Trust Company of
                           Connecticut, National Association as Lessor
                           for NJNG's Headquarters Building dated
                           December 21, 1995

10-10                      Long-term Incentive Compensation Plan                      Company's proxy
                           as amended                                                 statement on 14A
                                                                                      for the 1996 Annual
                                                                                      Meeting

                                  EXHIBIT INDEX
              Reg. S-K                                                                                Previous Filing
Exhibit       Item 601                                                                       Registration
No.           Reference                    Document Description                              Number                 Exhibit
---           ---------    --------------------------------------------------------          ----------------       -------
10-12                      Employment Continuation Agreement of Laurence                         Note (8)           10-12
                           M. Downes dated June 5, 1996

10-12A                     Amendment dated as of December 1, 1997 (filed herewith)

10-12B                     Revised Schedule of Officer Employee Continuation
                           Agreements (filed herewith)

10-13                      Agreements between NJNG and Alberta Northeast                         Note (4)           10-13
                           Gas Limited, dated February 7, 1991

10-14                      Agreement between NJNG and Iroquois Gas                               Note (4)           10-14
                           Transmission System, L.P., dated February 7, 1991

10-15                      Agreements between NJNG and CNG Transmission                          Note (8)           10-15
                           Corporation,

10-15A                     Dated December 1, 1993                                                Note (8)           10-15A

10-15B                     Dated December 1, 1993, as amended                                    Note (8)           10-15B
                           December 21, 1995

13-1         13            1997 Annual Report to Stockholders. Such
                           Exhibit includes only those portions thereof
                           which are expressly incorporated by reference
                           in this Form 10-K (filed herewith)

21-1         21            Subsidiaries of the Registrant (filed herewith)

23-1         23            Independent Auditors' Consent and Report on Schedule
                           (filed herewith)
                           See page 21

27-1         27            Financial Data Schedule (filed herewith)

Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359