Form 10-Q
period 1997-12-31
NEW JERSEY RESOURCES CORP
filed 1998-02-13
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 1997   Commission file number 1-8359



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



                              YES: X              NO:



The number of shares outstanding of $2.50 par value Common Stock as of February 10, 1998 was 17,769,494

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

-----------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                          1997        1996
-----------------------------------------------------------------------------------
                                                 (Thousands, except per share data)
OPERATING REVENUES ........................             $220,395    $188,601
                                                        --------    --------

OPERATING EXPENSES
  Gas purchases ...........................              155,075     124,787
  Operation and maintenance ...............               20,217      19,651
  Depreciation and amortization ...........                7,057       6,129
  Gross receipts tax, etc .................               13,356      13,054
  Federal income taxes ....................                5,928       6,432
                                                        --------    --------
Total operating expenses ..................              201,633     170,053
                                                        --------    --------

OPERATING INCOME ..........................               18,762      18,548

Other income, net .........................                1,318          80

Interest charges, net .....................                5,467       5,288
                                                        --------    --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS ...               14,613      13,340

Preferred stock dividends .................                  397         398
                                                        --------    --------

NET INCOME ................................             $ 14,216    $ 12,942
                                                        ========    ========

EARNINGS PER COMMON SHARE .................
      BASIC ...............................             $    .80    $    .72
                                                        ========    ========
      DILUTED .............................             $    .79    $    .71
                                                        ========    ========

DIVIDENDS PER COMMON SHARE ................             $    .41    $    .40
                                                        ========    ========

AVERAGE SHARES OUTSTANDING
      BASIC ...............................               17,844      18,084
                                                        ========    ========
      DILUTED .............................               17,938      18,109
                                                        ========    ========




See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

----------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                                1997         1996
----------------------------------------------------------------------------------
                                                                    (Thousands)
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net income .............................................    $ 14,216     $ 12,942
  Adjustments to reconcile net income to cash flows
   Depreciation and amortization .........................       7,057        6,129
   Amortization of deferred charges ......................         203          457
   Deferred income taxes .................................       5,615        2,282
   Change in working capital .............................     (39,288)     (29,181)
   Other, net ............................................      (4,080)      (1,395)
                                                              --------     --------
Net cash flows (used in) operating activities ............     (16,277)      (8,766)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt ...........................      13,500           --
  Proceeds from common stock .............................          13           --
  Payments of long-term debt .............................     (20,500)      (2,000)
  Repurchase of treasury stock ...........................      (1,300)        (933)
  Payments of common stock dividends .....................      (7,161)      (7,066)
  Net change in short-term debt ..........................      29,340       23,600
                                                              --------     --------
Net cash flows from financing activities .................      13,892       13,601
                                                              --------     --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Expenditures for
   Utility plant .........................................      (9,079)     (11,061)
   Real estate properties ................................        (634)        (231)
   Equity investments ....................................          --         (250)
   Cost of removal .......................................        (535)        (795)
  Proceeds from sale of assets ...........................      15,200           --
                                                              --------     --------
Net cash flows from (used in) investing activities .......       4,952      (12,337)
                                                              --------     --------
Net change in cash and temporary investments .............       2,567       (7,502)
Cash and temporary investments at September 30 ...........       5,467       10,808
                                                              --------     --------
Cash and temporary investments at December 31 ............    $  8,034     $  3,306
                                                              ========     ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
  Receivables ............................................    $(65,530)    $(72,908)
  Inventories ............................................      (3,685)       4,372
  Deferred gas costs .....................................      (1,286)     (10,655)
  Purchased gas ..........................................      34,217       41,592
  Accrued taxes ..........................................      12,740       15,445
  Customers' credit balances and deposits ................      (4,381)        (434)
  Other, net .............................................     (11,363)      (6,593)
                                                              --------     --------
Total ....................................................    $(39,288)    $(29,181)
                                                              ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
   Interest (net of amounts capitalized) .................    $  6,251     $  6,526
   Income taxes ..........................................          --     $    726

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


-----------------------------------------------------------------------------------------------------
                                                     DECEMBER 31,      SEPTEMBER 30,     DECEMBER 31,
                                                         1997              1997              1996
                                                     (unaudited)                         (unaudited)
-----------------------------------------------------------------------------------------------------
                                                                        (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ...............................        $ 863,339         $ 855,375         $ 821,541
 Real estate properties ......................           23,515            22,897            37,295
                                                      ---------         ---------         ---------
                                                        886,854           878,272           858,836
 Accumulated depreciation and amortization ...         (224,617)         (218,912)         (205,430)
                                                      ---------         ---------         ---------
  Property, plant and equipment, net .........          662,237           659,360           653,406
                                                      ---------         ---------         ---------

CURRENT ASSETS
 Cash and temporary investments ..............            8,034             5,467             3,306
 Construction fund ...........................               --                --             6,500
 Customer accounts receivable ................           88,073            45,900            83,831
 Unbilled revenues ...........................           29,888             3,998            24,357
 Allowance for doubtful accounts .............           (2,508)           (1,527)           (1,374)
 Gas in storage, at average cost .............           37,841            34,152            35,968
 Materials and supplies, at average cost .....            5,441             5,445             6,436
 Deferred gas costs ..........................            5,659            15,070            31,133
 Prepaid state taxes .........................              133            12,089             4,369
 Assets held for sale, net ...................               --            13,386             7,098
 Other .......................................           12,240             6,377             7,305
                                                      ---------         ---------         ---------
  Total current assets .......................          184,801           140,357           208,929
                                                      ---------         ---------         ---------

DEFERRED CHARGES AND OTHER
 Equity investments ..........................            6,720             7,086            14,666
 Regulatory assets ...........................           38,413            38,635            37,983
 Long-term deferred gas costs ................           30,043            19,622               208
 Other .......................................           17,487            14,001             8,761
                                                      ---------         ---------         ---------
  Total deferred charges and other ...........           92,663            79,344            61,618
                                                      ---------         ---------         ---------
        Total assets .........................        $ 939,701         $ 879,061         $ 923,953
                                                      =========         =========         =========




See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


-----------------------------------------------------------------------------------------------
                                                  DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                                      1997            1997            1996
                                                  (unaudited)                      (unaudited)
-----------------------------------------------------------------------------------------------
                                                                   (Thousands)
CAPITALIZATION
 Common stock equity .......................        $286,327        $278,436        $279,781
 Redeemable preferred stock ................          20,760          20,760          20,880
 Long-term debt ............................         284,407         291,407         301,363
                                                    --------        --------        --------
   Total capitalization ....................         591,494         590,603         602,024
                                                    --------        --------        --------

CURRENT LIABILITIES
 Current maturities of long-term debt ......             138             138           1,501
 Short-term debt ...........................          77,340          48,000          58,600
 Purchased gas .............................          92,096          57,879          75,230
 Accounts payable and other ................          22,487          28,632          26,765
 Dividends payable .........................           7,322           7,161           7,233
 Accrued taxes .............................           6,565           5,781           9,549
 Customers' credit balances and deposits ...           9,145          13,526          23,411
                                                    --------        --------        --------
  Total current liabilities ................         215,093         161,117         202,289
                                                    --------        --------        --------

DEFERRED CREDITS
 Deferred income taxes .....................          69,116          63,501          54,292
 Deferred investment tax credits ...........          10,847          10,934          11,193
 Deferred revenue ..........................          20,253          20,551          21,505
 Other .....................................          32,898          32,355          32,650
                                                    --------        --------        --------
  Total deferred credits ...................         133,114         127,341         119,640
                                                    --------        --------        --------
    Total capitalization and liabilities ...        $939,701        $879,061        $923,953
                                                    ========        ========        ========




See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
SEC). The September 30, 1997 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

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

2. Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries -- New Jersey Natural Gas Company (NJNG), NJR Energy Holdings Corporation (Energy Holdings) and NJR Development Company (NJR Development). New Jersey Natural Energy Company (Natural Energy), NJR Energy Services Company (Energy Services) and NJR Energy Corporation (NJR Energy) are wholly-owned subsidiaries of Energy Holdings and Commercial Realty & Resources Corp. (CR&R), is a wholly-owned subsidiary of NJR Development. Significant intercompany accounts and transactions have been eliminated.

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

4. New Accounting Standards

      The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 is effective for periods ending after December 15, 1997 and requires that all prior-period data presented to be restated. The incremental shares, using the treasury stock method, that were required for inclusion in the denominator for diluted EPS were 91,636 and 24,693 related to stock options and restricted stock, for the three months ended December 31, 1997 and 1996, respectively. The numerator for both the basic and diluted calculation was net income. The impact was a one-cent dilutive effect for both the three months ended December 31, 1997 and 1996.

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." The Company is evaluating the requirements of SFAS 130 and SFAS 131 which must be adopted by fiscal 1999. Since these statements primarily relate to disclosure information, it is management's opinion that they will not have a material effect on either its financial condition or results of operations.

5. Capitalized Interest

   The Company's capitalized interest totaled $193,000 and $418,000 for the three months ended December 31, 1997 and 1996, respectively.

6. Legal and Regulatory Proceedings

a. Levelized Gas Adjustment (LGA)

   In January 1998, the New Jersey Board of Public Utilities (BPU) approved an interim settlement, representing an increase of approximately $13 million in LGA revenues. This included the approval to collect $3.4 million of weather normalization clause (WNC) margins accrued due to the impact of warmer-than-normal weather during fiscal year 1997 and minimal adjustments to its Remediation Adjustment and Demand Side Management Adjustment Clause factors. The parties to the settlement are discussing the resolution of additional matters such as expanding customer choice, extending margin-sharing incentives and the allocation of LGA underrecovery among customer classes.

   The BPU is currently performing an audit of NJNG's gas costs and related accounts for the fiscal years 1991 through 1995. The Company expects this audit to be finalized in fiscal 1998 and does not believe that the ultimate resolution will have a material adverse effect on its consolidated financial condition or results of operations.

b. Postretirement Benefits Other Than Pensions


   In January 1997, the BPU concluded a generic proceeding related to the implementation of the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEB). SFAS 106 required that publicly held companies change from the practice of accounting for OPEB costs on a pay as you go basis to an accrual basis of accounting. The BPU's generic proceeding provided for a Phase II proceeding in which each utility would address the particular impact of SFAS 106 on its revenue requirements. In July 1997, NJNG filed a petition to recover an additional $900,000 in annual OPEB costs with a proposed effective date no later than September 30, 1998. In November 1997, NJNG revised the requested annual OPEB costs to $1.2 million to reflect updated actuarial results and the imposition of state sales tax. NJNG expects to receive approval to collect the additional annual cost by the end of fiscal year 1998.

c.  Aberdeen

   A total of six complaints were filed in New Jersey Superior Court against NJNG and its contractor by persons alleging injuries arising out of a natural gas explosion and fire on June 9, 1993, at a residential building in Aberdeen Township, New Jersey. The plaintiffs alleged in their respective actions, among other things, that the defendants were negligent or are strictly liable in tort in connection with their maintaining, replacing or servicing natural gas facilities at such building. The plaintiffs separately sought compensatory damages from NJNG and its contractor.

   In May 1994, the New Jersey Superior Court ordered that all causes of action relating to the Aberdeen Township explosion be consolidated for purposes of discovery. By February 4, 1998, all six complaints were settled. All settlement amounts, less NJNG's self insured retention, were paid by insurers for NJNG and its contractor.

d. Gas Remediation

   NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least since the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owner. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 1997 over a seven-year period. Costs incurred subsequent to June 30, 1997 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

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

e. South Brunswick Asphalt, L.P.

   NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies, and two other non-affiliated companies, seeking damages arising from alleged environmental contamination at three sites owned or occupied by the plaintiffs. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. These applications are currently under review by NJDEP. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

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

   In September 1993, People's instituted an action in the Court of Common Pleas of Allegheny County against the Joint Venture, et al. by filing a Praecipe for Writ of Summons which merely tolled the statute of limitations and preserved any claim People's may have against the defendants until resolution of the actions discussed above. In June 1997, People's filed a complaint in equity against the Joint Venture, et al. in the Allegheny County Common Pleas Court. The complaint alleges, among other things, that the Joint Venture, et al. unlawfully provided natural gas services without prior authorization of the PaPUC and tortiously interfered with the contractual and business relations of various existing and potential Peoples' customers. The complaint seeks unspecified money damages and injunctive relief against the Joint Venture et al. The Company is unable to predict the outcome of these matters but does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

   In 1994, the Company wrote-off its $1 million investment in the Bessie-8 pipeline.

g. Securities and Exchange Commission

   On January 2, 1998, the Company announced that it had reached a settlement with the SEC in connection with the previously reported investigation by the SEC into certain transactions engaged in by subsidiaries of the Company in 1992. In the settlement, approved by the SEC on December 31, 1997, the Company agreed, without admitting or denying the SEC's findings, to consent to the entry of an administrative order finding that the Company had not fully complied with Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 (the Order). The Order agreed to by the Company does not impose any monetary penalty or require any restatement of the Company's financial statements. In a related development, the Company's former Chairman and CEO, Oliver G. Richard III, and three current officers, Laurence M. Downes, Glenn C. Lockwood and Jay B. Corn, also entered into settlements with the SEC as of December 31, 1997, in which they agreed, without admitting or denying the SEC's findings, to consent to the entry of administrative orders finding that they had caused the Company not to fully comply with Section 13(a) of the Securities Exchange Act of 1934. These orders do not impose any fines or penalties on these individuals.

h. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

7. State of New Jersey Tax Reform

   In July 1997, legislation was signed that reformed New Jersey's taxes affecting energy companies. The legislation repealed the long-standing utility tax formula and replaced it with a state sales tax, a corporate business tax and a transitional energy facilities assessment which would become effective in January 1998. It required a rate filing by each utility in September 1997 designed to implement the new tax structure. In December 1997 the BPU approved NJNG's new rates implementing the new tax structure on an interim basis. The new rates have no effect on revenue or margin. The transitional energy facilities assessment will be gradually phased out starting in 1999 and ending in 2002. The new law requires that all providers of energy in the state be subject to the sales and corporate business taxes. Previously, non-utility providers of energy were not subject to a state sales tax.

8. Long-Term Debt

   NJNG has entered into loan agreements with the New Jersey Economic Development Authority (the Authority) in which the Authority issues bonds to the public. To secure its loans from the Authority, NJNG issues First Mortgage Bonds with interest rates and maturity dates similar to the Authority's bonds.

   Under these agreements NJNG issued variable rate Series DD Bonds in October 1997 for $13.5 million and utilizing the proceeds from the series DD Bonds, redeemed its $13.5 million 9% Series Q Bonds in December 1997. Additionally, in January 1998, NJNG issued variable rate Series EE and Series FF Bonds for $9.5 million and $15 million, respectively. The proceeds will be utilized to redeem the $9.5 million 7.05% Series T and the $15 million 7.25% Series U Bonds on March 1, 1998.

9. Other

   At December 31, 1997 there were 17,859,071 shares of common stock outstanding and the book value per share was $16.03.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1997

A. RESULTS OF OPERATIONS

   Consolidated net income for the quarter ended December 31, 1997 increased by 10% to $14.2 million, compared with $12.9 million for the same period last year. Basic earnings per share (EPS) increased 11% to $.80, compared with $.72 last year. Diluted EPS also increased 11% to $.79, compared with $.71 last year. The increase in consolidated earnings was attributed primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, and improved overall unregulated operating results.

NJNG OPERATIONS

   NJNG's financial results are summarized as follows:

                                                           Three Months Ended
                                                              December 31,
                                                          1997             1996
                                                        ------------------------
                                                               (Thousands)
Gross margin
  Residential and commercial                            $41,550          $41,403
  Firm transportation                                     5,598            3,926
  Interruptible                                             130              140
  Off-system and capacity release                         1,356            1,758
                                                        -------          -------
Total gross margin                                      $48,634          $47,227
                                                        =======          =======
Appliance service revenues                              $ 2,875          $ 2,432
                                                        =======          =======
Operating income before income taxes                    $25,119          $23,897
                                                        =======          =======
Net income                                              $13,735          $12,738
                                                        =======          =======


Gross Margin

   Gross margin, defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), provides a more meaningful basis for evaluating utility operations, since gas costs and GRFT are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and LGA cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. GRFT are also calculated on a per-therm basis and exclude sales to other utilities and off-system sales.

Residential and Commercial

   Since fiscal 1993, NJNG's firm gross margin has been subject to a weather-normalization clause (WNC) which provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 20-year average weather. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent heating season.

   Gross margin from sales to firm customers increased by $147,000 during the first fiscal quarter, compared with the same period last year, due primarily to a 4.7% increase in firm therm sales. The increase in firm therm sales was due to the impact of 12,379 customer additions during the twelve months ended December 31, 1997 combined with increased customer usage. These results were impacted by residential, commercial and industrial customers switching to firm transportation service, as described below.

   The weather for the three months ended December 31, 1997 was 3% colder than normal, or the 20-year average. The impact of colder weather on gross margin was partially reduced by the above-mentioned WNC. Under this rate mechanism, a total of $394,000 of gross margin was deferred for future refund to customers.

Firm Transportation

   Gross margin from firm transportation increased by $1.7 million, or 43%, reflecting an increase in the number of customers utilizing this service. At December 31, 1997 and 1996, NJNG provided firm transportation service to 8,200 and 2,153 residential, commercial and industrial customers, respectively. NJNG's total gross margin is not negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

   NJNG services 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 6% of total therm throughput in the three months ended December 31, 1997 and 1996, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial customers through the LGA clause.

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

   NJNG's off-system sales totaled 14.6 billion cubic feet (Bcf) and NJNG retained $766,000 of gross margin in the first quarter of fiscal 1998, compared with 9.9 Bcf and $1 million of gross margin in the same period a year ago. The capacity release program generated gross margin of $590,000 and $742,000 in the three months ended December 31, 1997 and 1996, respectively. The decreases were due primarily to lower margins per therm.

Operating Income Before Income Taxes and Net Income

   Operating income before income taxes increased by $1.2 million and net income increased by $997,000 in the first quarter of fiscal 1998, compared with the same period last year due primarily to higher margins from customer growth, improved usage and increased appliance service revenues, which more than offset an increase in depreciation expense and interest charges from higher short-term debt levels. The increase in depreciation is due primarily to a higher depreciable plant balance, which includes a new customer information and billing system (CIS) which was placed into service in August 1997.

The Year 2000 Issue

   The Company has been evaluating the extent to which its computer systems will be affected by the Year 2000 issue. With the implementation of NJNG's new CIS system, the Company does not currently believe that the additional investment needed for its computer systems to be Year 2000 compliant will have a material adverse affect on either its financial condition or results of operations.

ENERGY HOLDINGS OPERATIONS

   Energy Holdings' consolidated financial results, which include Natural Energy and Energy Services, the Company's unregulated marketing and fuel and capacity management subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                                           Three Months Ended
                                                              December 31,
                                                          1997             1996
                                                        ------------------------
                                                               (Thousands)
Revenues                                                $52,306          $35,876
                                                        =======          =======
Operating income before income taxes                    $   749          $   657
                                                        =======          =======
Net income                                              $   401          $   204
                                                        =======          =======

   Energy Holdings revenues increased for the three months ended December 31, 1997, compared to the same period last year, reflecting primarily higher fuel and capacity management sales. Operating income before income taxes and net income increased due primarily to higher margins from daily gas sales and fuel management agreements, partially offset by lower margin from retail sales.

   Energy Service's gas under management totaled 23.3 Bcf and 7.6 Bcf, and retail gas sales totaled 2.1 Bcf and 2.5 Bcf for the three months ended December 31, 1997 and 1996, respectively.

NJR DEVELOPMENT OPERATIONS

   NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:


                                                         Three Months Ended
                                                            December 31,
                                                     1997                 1996
                                                   -----------------------------
                                                            (Thousands)
Revenues                                           $   155              $ 1,097
                                                   =======              =======
Other income, net                                  $ 1,035              $   112
                                                   =======              =======
Net income (loss)                                  $   272              $    (5)
                                                   =======              =======

   In October 1997, CR&R sold a 280,000 square-foot office building for $15.6 million. Included in Other income, net is an after-tax gain of $900,000 related to this transaction.

   In December 1995, CR&R sold a 157,000 square foot, office building for $31.85 million, in a sale-leaseback transaction. CR&R's pre-tax gain on this transaction was approximately $17.8 million which is included in deferred revenue on the consolidated balance sheet and is being amortized over 25 years in accordance with generally accepted accounting principles and is included in Other income, net. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

   NJR used the proceeds from these sales to reduce outstanding debt.

B. LIQUIDITY AND CAPITAL RESOURCES`

   In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At December 31, 1997, $33 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). In April 1996, the DRP was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

   The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and GRFT payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $90 million with a number of commercial banks and has an additional $10 million in lines of credit available on an offering basis.

   Remaining fiscal 1998 construction expenditures are estimated at $41.5 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation and the issuance of short-term debt. NJNG will pursue the refinancing of other existing long-term debt and potentially issue new long-term debt, the amount and timing of which will be affected by market conditions and other factors.

ENERGY HOLDINGS

   Energy Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 1998.

NJR DEVELOPMENT

   Remaining capital expenditures in fiscal 1998 are projected to be $1.4 million in connection with the construction of a 20,000 square-foot, build-to-suit office building, supported by a ten-year lease. These expenditures are expected to be funded through the Company's committed credit facilities.

   CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, developing existing acreage and additional investments to preserve the value of its existing real estate holdings.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

   Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to the adequacy of established reserves for the discontinued operations, expected disposition of legal and regulatory proceedings, effect of new accounting standards and impact of the Year 2000 computer issue are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 1998 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On January 28, 1998, the shareowners voted upon the following matters at the annual stockholder meeting.

        (a) The election of four (4) directors, one (1) to serve for a one year term expiring in 1999, one (1) to serve a two-year term expiring in 2000 and two
(2) to serve for three-year terms expiring in 2001, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

        Director                       For           Withheld
        --------                       ---           --------
        Charles G. Stalon              15,317,111    167,738
        John J. Unkles, Jr.            15,303,298    181,551
        Laurence M. Downes             15,318,517    166,332
        Joe B. Foster                  15,321,646    163,203

        (b) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1998. The votes were as follows:

        For             Against        Abstain
        ---             -------        -------
        15,337,605      66,733         80,511

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        4.    Twenty-Eighth Supplemental Indenture,
              Dated as of January 1, 1998

        27-1  Financial Data Schedule

        (b)   Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NEW JERSEY RESOURCES CORPORATION



   Date:  February 13, 1998             /s/Glenn C. Lockwood
                                        --------------------------------
                                           Glenn C. Lockwood
                                           Senior Vice President
                                           and Chief Financial Officer

                                EXHIBIT INDEX

           4.    Twenty-Eighth Supplemental Indenture,
                 Dated as of January 1, 1998 (filed herewith)

        27-1  Financial Data Schedule