Form 10-Q
period 1998-03-31
NEW JERSEY RESOURCES CORP
filed 1998-05-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 1998      Commission file number 1-8359


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


                              YES: /X/   NO: / /


The number of shares outstanding of $2.50 par value Common Stock as of May 6, 1998 was 17,815,959

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,
                                            1998                1997                1998                1997
--------------------------------------------------------------------------------------------------------------
                                                           (Thousands, except per share data)
OPERATING REVENUES ...........            $266,586            $285,366            $486,981            $473,968
                                          --------            --------            --------            --------
OPERATING EXPENSES
 Gas purchases ...............             174,922             189,758             329,997             314,545
 Operation and maintenance ...              19,853              21,076              40,070              40,728
 Depreciation and amortization               7,058               6,183              14,115              12,312
 Energy and other taxes ......              14,134              18,725              27,033              31,767
 State income taxes ..........               4,528                 128               4,985                 140
 Federal income taxes ........              13,006              15,539              18,934              21,971
                                          --------            --------            --------            --------
  Total operating expenses ...             233,501             251,409             435,134             421,463
                                          --------            --------            --------            --------
OPERATING INCOME .............              33,085              33,957              51,847              52,505

Other income, net ............                 457                  79               1,775                 159
Interest charges, net ........               4,635               5,134              10,102              10,422
                                          --------            --------            --------            --------
INCOME BEFORE PREFERRED STOCK
      DIVIDENDS ..............              28,907              28,902              43,520              42,242
Preferred stock dividends ....                 396                 399                 793                 797
                                          --------            --------            --------            --------
NET INCOME ...................            $ 28,511            $ 28,503            $ 42,727            $ 41,445
                                          ========            ========            ========            ========
EARNINGS PER COMMON SHARE
      BASIC ..................            $   1.61            $   1.58            $   2.40            $   2.29
                                          ========            ========            ========            ========
      DILUTED ................            $   1.60            $   1.57            $   2.39            $   2.29
                                          ========            ========            ========            ========
DIVIDENDS PER COMMON SHARE ...            $    .41            $    .40            $    .82            $    .80
                                          ========            ========            ========            ========
AVERAGE SHARES OUTSTANDING
      BASIC ..................              17,763              18,076              17,804              18,080
                                          ========            ========            ========            ========
      DILUTED ................              17,871              18,119              17,903              18,112
                                          ========            ========            ========            ========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED
                                                                          MARCH 31,
                                                                1998                 1997
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................            $ 42,727             $ 41,445
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................              14,115               12,312
  Amortization of deferred charges ...............                 421                  704
  Deferred income taxes ..........................               2,988                4,113
  Change in working capital ......................             (30,500)             (22,093)
  Other, net .....................................              (6,100)              (5,481)
                                                              --------             --------
Net cash flows from operating activities .........              23,651               31,000
                                                              --------             --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt ....................              46,345                3,900
 Proceeds from common stock ......................               2,159                  208
 Payments of long-term debt ......................             (38,045)              (8,182)
 Repurchase of treasury stock ....................              (6,409)              (1,539)
 Payments of common stock dividends ..............             (14,484)             (14,299)
 Net change in short-term debt ...................                (580)               3,300
                                                              --------             --------
Net cash flows used in financing activities ......             (11,014)             (16,612)
                                                              --------             --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................             (18,538)             (21,284)
  Real estate properties .........................              (1,541)                (522)
  Equity investments and other ...................              (5,248)                (750)
  Cost of removal ................................              (1,587)              (2,430)
 Proceeds from asset sales .......................              15,600                7,031
                                                              --------             --------
Net cash flows used in investing activities ......             (11,314)             (17,955)
                                                              --------             --------
Net change in cash and temporary investments .....               1,323               (3,567)
Cash and temporary investments at September 30 ...               5,467               10,808
                                                              --------             --------
Cash and temporary investments at March 31 .......            $  6,790             $  7,241
                                                              ========             ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................            $(85,197)            $(99,893)
 Inventories .....................................              16,692               31,899
 Deferred gas costs ..............................              15,926                3,990
 Purchased gas ...................................               1,134               20,600
 Prepaid and accrued taxes, net ..................              35,478               41,772
 Customers' credit balances and deposits .........             (10,354)             (15,474)
 Other, net ......................................              (4,179)              (4,987)
                                                              --------             --------
Total ............................................            $(30,500)            $(22,093)
                                                              ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........            $  8,966             $ 12,258
 Income taxes ....................................            $  3,946             $  4,556


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-----------------------------------------------------------------------------------------------------------
                                                      MARCH 31,            SEPTEMBER 30,          MARCH 31,
                                                        1998                  1997                  1997
                                                     (unaudited)                                 (unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                           (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ...........................            $ 871,755             $ 855,375             $ 830,682
 Real estate properties ..................               24,421                22,897                37,593
                                                      ---------             ---------             ---------
                                                        896,176               878,272               868,275
 Accumulated depreciation and amortization             (229,756)             (218,912)             (209,590)
                                                      ---------             ---------             ---------
  Property, plant and equipment, net .....              666,420               659,360               658,685
                                                      ---------             ---------             ---------

CURRENT ASSETS
 Cash and temporary investments ..........                6,790                 5,467                 7,241
 Construction fund .......................                   --                    --                 6,500
 Customer accounts receivable ............              123,375                45,900               118,134
 Unbilled revenues .......................               14,459                 3,998                18,107
 Allowance for doubtful accounts .........               (2,728)               (1,527)               (2,442)
 Gas in storage, at average cost .........               17,754                34,152                 8,559
 Materials and supplies, at average cost .                5,151                 5,445                 6,318
 Deferred gas costs ......................               18,766                15,070                16,488
 Prepaid state taxes .....................                   --                12,089                    --
 Assets held for sale, net ...............                   --                13,386                    --
 Other ...................................                9,722                 6,377                 6,794
                                                      ---------             ---------             ---------
  Total current assets ...................              193,289               140,357               185,699
                                                      ---------             ---------             ---------

DEFERRED CHARGES AND OTHER
 Equity investments ......................                7,107                 7,086                15,685
 Regulatory assets .......................               38,283                38,635                37,765
 Long-term deferred gas costs ............                   --                19,622                   226
 Other ...................................               23,127                14,001                9,384
                                                      ---------             ---------             ---------
  Total deferred charges and other .......               68,517                79,344                63,060
                                                      ---------             ---------             ---------
        Total assets .....................            $ 928,226             $ 879,061             $ 907,444
                                                      =========             =========             =========


See Notes to Consolidated Financial Statements

                            CONSOLIDATED BALANCE SHEETS

                          CAPITALIZATION AND LIABILITIES

-----------------------------------------------------------------------------------------------------
                                                     MARCH 31,         SEPTEMBER 30,         MARCH 31,
                                                       1998                1997                1997
                                                   (unaudited)                             (unaudited)
-----------------------------------------------------------------------------------------------------
                                                                        (Thousands)
CAPITALIZATION
 Common stock equity ....................            $306,799            $278,436            $300,172
 Redeemable preferred stock .............              20,760              20,760              20,880
 Long-term debt .........................             299,635             291,407             300,377
                                                     --------            --------            --------
   Total capitalization .................             627,194             590,603             621,429
                                                     --------            --------            --------

CURRENT LIABILITIES
 Current maturities of long-term debt ...                 137                 138                 137
 Short-term debt ........................              47,420              48,000              38,300
 Purchased gas ..........................              59,013              57,879              54,238
 Accounts payable and other .............              27,154              28,632              27,254
 Dividends payable ......................               7,287               7,161               7,238
 Accrued taxes ..........................              35,941               5,781              31,507
 Customers' credit balances and deposits.               3,172              13,526               8,371
                                                     --------            --------            --------
  Total current liabilities .............             180,124             161,117             167,045
                                                     --------            --------            --------

DEFERRED CREDITS
 Deferred income taxes ..................              59,718              63,501              56,123
 Deferred investment tax credits ........              10,818              10,934              11,106
 Deferred revenue .......................              19,962              20,551              21,164
 Other ..................................              30,410              32,355              30,577
                                                     --------            --------            --------
  Total deferred credits ................             120,908             127,341             118,970
                                                     --------            --------            --------

     Total capitalization and liabilities            $928,226            $879,061            $907,444
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

   In fiscal 1996 NJR Energy sold its interests in all of its oil and gas properties in three transactions for $19.6 million. The proceeds from these sales were used to reduce outstanding debt. Based upon the results of the asset sales and costs incurred to date, the Company currently estimates that the reserve established in fiscal 1995 for the discontinued operations is adequate.

4. New Accounting Standards

      The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share (EPS). SFAS No. 128 is effective for periods ending after December 15, 1997 and requires that all prior-period data presented to be restated. The incremental shares, which relate to stock options and restricted stock, using the treasury stock method, that were required for inclusion in the denominator for the diluted EPS calculation were 107,783 and 99,672 for the three months ended March 31, 1998 and 1997, respectively, and 43,576 and 32,572 for the six months ended March 31, 1998 and 1997, respectively. The numerator for both the basic and diluted calculation was net income. The impact was a one-cent dilutive effect for the three and six months ended March 31, 1998 and the three months ended March 31, 1997 and no impact for the six months ended March 31, 1997.

      In June 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." In February 1998, the FASB also issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." These satements must be adopted by fiscal 1999. It is management's opinion that these statements will not have a material effect on either its financial condition or results of operations.

5. Capitalized Interest

   The Company's capitalized interest totaled $183,000 and $311,000 for the three months ended March 31, 1998 and 1997, respectively, and $376,000 and $729,000 for the six months ended March 31, 1998 and 1997, respectively.

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

   In March 1995, NJNG filed a complaint in New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In the amended complaint NJNG is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against NJNG that allege property damage caused by various substances used, handled or generated by NJNG, or the predecessor in title, that were removed from several of the MPG sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. Discovery is proceeding in this matter. There can be no assurance as to the outcome of these proceedings.

d. South Brunswick Asphalt, L.P.

  NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies, and two other non-affiliated companies, seeking damages arising from alleged environmental contamination at three sites owned or occupied by the plaintiffs. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to the NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. These applications are currently under review by the NJDEP. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

e. Bessie-8

  New Jersey Natural Resources Company (NJNR), a subsidiary of NJR Energy, and others (the Joint Venture, et al.) were named in a complaint filed by the People's Natural Gas Company (People's) before the Pennsylvania Public Utility Commission (PaPUC). People's sought a determination that the Joint Venture, et al. were a public utility subject to the jurisdiction of the PaPUC and an order prohibiting natural gas service by the Joint Venture, et al. until proper PaPUC authorization was obtained.

  In June 1997, People's filed a complaint in equity against the Joint Venture, et al. in the Allegheny County Common Pleas Court. The complaint alleged, among other things, that the Joint Venture, et al. unlawfully provided natural gas services without prior authorization of the PaPUC and tortiously interfered with the contractual and business relations of various existing and potential Peoples' customers. The complaint sought unspecified money damages and injunctive relief against the Joint Venture et al.

  On February 28, 1998, Peoples, NJNR and others entered into a release and settlement agreement whereby the parties settled all claims arising out of the past operation of the Joint Venture. As a result, Peoples dismissed with prejudice the complaint filed in the Court of Common Pleas of Allegheny County. All costs related to this settlement had previously been reserved for in the financial statements of the Company.

f. Various

  The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

7. State of New Jersey Tax Reform

   In July 1997, legislation was signed that reformed New Jersey's taxes affecting energy companies. The legislation repealed the long-standing utility gross receipts and franchise tax formula and replaced it with a state sales tax, a corporate business tax and a transitional energy facilities assessment which would become effective in January 1998. It required a rate filing by each utility in September 1997 designed to implement the new tax structure. In December 1997, the BPU approved NJNG's new rates implementing the new tax structure on an interim basis. The BPU is expected to issue its final order in July 1998. The transitional energy facilities assessment will be gradually phased out starting in 1999 and ending in 2002. The new law requires that all providers of energy in the state be subject to the sales and corporate business taxes. Previously, non-utility providers of energy were not subject to a state sales tax.

8. Long-Term Debt

   NJNG has entered into loan agreements with the New Jersey Economic Development Authority (the Authority) in which the Authority issues bonds to the public. To secure its loans from the Authority, NJNG issues First Mortgage Bonds with interest rates and maturity dates similar to the Authority's Bonds.

   Under these agreements NJNG issued variable rate Series DD Bonds in October 1997 for $13.5 million and utilizing the proceeds from the series DD Bonds, redeemed its $13.5 million 9% Series Q Bonds in December 1997. In January 1998, NJNG issued variable rate Series EE and Series FF Bonds for $9.5 million and $15 million, respectively. The proceeds were utilized to redeem the $9.5 million 7.05% Series T and the $15 million 7.25% Series U Bonds on March 1, 1998.

   In April 1998, NJNG entered into a loan agreement whereby the Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C (the Revenue Bonds, collectively, the EDA Bonds). The rates of interest on the EDA Bonds are variable, currently set at a weekly mode, and may be changed by NJNG to daily, weekly, flexible or long-term interest rate modes, not to exceed 10% per annum. The EDA Bonds mature on April 1, 2033. The proceeds from the Revenue Bonds were deposited into a project construction fund with the indenture trustee for the EDA Bonds. NJNG may obtain such funds in reimbursement of its qualified expenditures relating to the project upon delivering an equivalent amount of its Adjustable Rate Series GG First Mortgage Bonds (Series GG Bonds) to the indenture trustee. On April 1, 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds.

9. Other

   At March 31, 1998 there were 17,774,344 shares of common stock outstanding and the book value per share was $17.26.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1998

A. RESULTS OF OPERATIONS

   Consolidated net income for the quarters ended March 31, 1998 and 1997 was $28.5 million. Basic earnings per share (EPS) increased 2% to $1.61, compared with $1.58 last year. Diluted EPS also increased 2% to $1.60, compared with $1.57 last year. The increase in EPS was due to lower average shares outstanding due to the Company's share repurchase program.

   Consolidated net income for the six months ended March 31, 1998 increased by 3% to $42.7 million, compared with $41.4 million for the same period last year. Basic EPS increased 5% to $2.40, compared with $2.29 last year. Diluted EPS increased 4% to $2.39, compared with $2.29 last year. The increase in consolidated earnings was attributed primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, cost control measures and the gain on the sale of a real estate property.

NJNG OPERATIONS

   NJNG's financial results are summarized as follows:

                                                  Three Months Ended                     Six Months Ended
                                                      March 31,                              March 31,
                                               1998               1997               1998                1997
                                             -------------------------------------------------------------------
                                                                      (Thousands)
Gross margin
  Residential and commercial                 $66,273            $64,433            $107,823            $105,835
  Firm transportation                          6,286              4,892              11,884               8,818
  Interruptible                                  188                364                 318                 504
  Off-system and capacity release              1,706              2,164               3,062               3,922
                                             -------            -------            --------            --------
Total gross margin                           $74,453            $71,853            $123,087            $119,079
                                             =======            =======            ========            ========
Appliance service revenues                   $ 2,645            $ 2,595            $  5,520            $  5,028
                                             =======            =======            ========            ========
Operating income before
  federal income taxes                       $49,290            $47,849            $ 70,409            $ 71,746
                                             =======            =======            ========            ========
Net income                                   $27,900            $27,722            $ 41,635            $ 40,460
                                             =======            =======            ========            ========

Gross Margin

   As discussed in Note 7, effective January 1, 1998, changes in state tax laws have impacted the amount and type of state taxes that are charged on a per therm basis. Therefore, effective January 1, 1998 gross margin, is defined as gas revenues less gas costs, sales tax and a transitional energy facilities assessment (TEFA), which provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and LGA cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6% of revenue and excludes sales to other utilities off-system sales and federal accounts while TEFA is calculated on a per-therm basis and excludes sales to other utilities and off-system sales. Previous to January 1, 1998, gross margin was defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), which provided a more meaningful basis for evaluating utility operations, since gas costs and GRFT were passed through to customers and, therefore, had no effect on earnings.

   The gross margin when compared to prior periods will be different due to the impact of the state law change described above.

Residential and Commercial

   Since fiscal 1993, NJNG's margin has been substantially protected from the effects of warm winter weather through a weather-normalization clause (WNC) which provides for a revenue adjustment if the weather varies by more than one-half of one percent from normal, or 20-year average weather. The WNC does not protect the Company from declines in customer usage patterns. Customer levels used in the WNC calculation were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season is billed or credited to customers in the subsequent year.

   Gross margin from sales to firm customers increased by $1.8 million, or approximately 3%, and $2 million, or approximately 2%, for the three and six months ended March 31, 1998, respectively, compared with the same periods last year. These increases were due to the impact of 12,388 customer additions during the twelve months ended March 31, 1998 and the aforementioned change in state taxes which more than offset lower therm sales. Firm therm sales for the six months decreased by 6% compared with last year due to 8% warmer weather, and the impact of residential, commercial and industrial customers switching to firm transportation service, as described below.

   The weather for the six months ended March 31, 1998 was 21% warmer than normal, or the 20-year average. The impact of warmer weather on gross margin was partially reduced by the WNC. Under this rate mechanism, a total of $9.8 million of gross margin was accrued for future collection from customers.

Firm Transportation

   Gross margin from firm transportation increased by $1.4 million, or 28%, and $3 million, or 35%, for the three and six months ended March 31, 1998, respectively, compared with the same periods last year. Transportation sales increasedto 48 billion cubic feet (Bcf) from 36.6 Bcf for the six months ended March 31, 1998 and 1997, respectively. This increase is due to the number of residential, commercial and industrial customers utilizing this service totaling 8,587 and 2,238 at March 31, 1998 and 1997, respectively. NJNG's total gross margin is not negatively impacted by customers who utilize the firm transportation service and purchase their gas from another supplier, as its tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

   NJNG services 47 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% of total therm throughput in the six months ended March 31, 1998 and 1997, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial sales customers through the LGA clause.

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

   NJNG's off-system sales totaled 21.6 Bcf and generated $1.1 million of gross margin, and 36.3 Bcf and $1.9 million of gross margin, for the three and six months ended March 31, 1998, respectively, compared with 17.1 Bcf and $1.5 million of gross margin, and 27 Bcf and $2.5 million gross margin, in the respective periods last year. The capacity release program generated gross margin of $594,000 and $1.2 million in the three and six months ended March 31, 1998, respectively, compared with $639,000 and $1.4 million in the same respective periods last year. The decreases were due primarily to the warm winter weather which resulted in lower margins per therm.

Operating Income Before Federal Income Taxes and Net Income

   Operating income before federal income taxes increased by $1.4 million, or 3%, and net income increased by $178,000, or 1%, in the second quarter of fiscal 1998, compared with the same period last year due primarily to customer growth and lower operation and maintenance expenses, which more than offset an increase in depreciation expense and interest charges from higher short-term debt levels. The increase in depreciation is due primarily to a higher depreciable plant balance, which includes a new customer information and billing system (CIS) which was placed into service in August 1997.

   Operating income before federal income taxes increased by $3 million, or 4%, and net income increased by $1.2 million, or 3%, for the six months ended March 31, 1998, compared with the same period last year due to customer growth, increased appliance service revenue and lower operating and maintenance expenses.

The Year 2000 Issue

   The Company has been evaluating the extent to which its computer systems will be affected by the Year 2000 issue. There could be unforeseen costs that may arise due to unexpected disruptions of the Company's operations if its computer system is not Year 2000 compliant. Additionally, there could be adverse effects on the Company due to the potential Year 2000 problems of vendors with whom the Company conducts business. The Company has commenced discussions with its major vendors regarding their plans to address the Year 2000 issue with a view to help minimize any potential problems. With the implementation of NJNG's new CIS system, the Company does not currently believe that the additional investment needed for its computer systems to be fully Year 2000 compliant will have a material adverse affect on either its financial condition or results of operations.

ENERGY HOLDINGS OPERATIONS

   Energy Holdings' consolidated financial results, which include Natural Energy and Energy Services, the Company's unregulated marketing and fuel and capacity management subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                               Three Months Ended                     Six Months Ended
                                                    March 31,                             March 31,
                                            1998               1997               1998                1997
                                          ------------------------------------------------------------------
                                                                     (Thousands)
Revenues                                   $52,989            $43,972            $105,295            $79,848
                                           =======            =======            ========            =======
Operating income before federal
income taxes                               $   586            $ 2,032            $  1,335            $ 2,689
                                           =======            =======            ========            =======

Net income                                 $   256            $ 1,152            $    657            $ 1,356
                                           =======            =======            ========            =======

   Energy Holdings' revenues increased for the three and six months ended March 31, 1998, compared to the same period last year, reflecting primarily higher fuel and capacity management sales. Operating income before federal income taxes and net income decreased due primarily to lower margins from daily gas sales and fuel management agreements combined with lower margin from retail sales.

   Energy Holdings' gas under management totaled 23.7 Bcf and 47 Bcf, and retail gas sales totaled 2.2 Bcf and 4.3 Bcf for the three and six months ended March 31, 1998, respectively, compared with gas under management of 16.3 Bcf and 30.6 Bcf, and retail gas sales of 3.5 Bcf and 5.9 Bcf in the comparable periods last year.

NJR DEVELOPMENT OPERATIONS

   NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                Three Months Ended                  Six Months Ended
                                    March 31,                          March 31,
                             1998            1997               1998              1997
                             -----------------------------------------------------------
                                                   (Thousands)
Revenues                     $212            $ 615             $  367            $ 1,712
                             ====            =====             ======            =======
Other income, net            $372            $ 172             $1,407            $   172
                             ====            =====             ======            =======
Net income (loss)            $252            $(145)            $  524            $  (150)
                             ====            =====             ======            =======

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

B. LIQUIDITY AND CAPITAL RESOURCES`

   In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At March 31, 1998, $48.3 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). In April 1996, the DRP was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

   The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and state tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $90 million with a number of commercial banks and has an additional $10 million in lines of credit available on an offering basis.

   Remaining fiscal 1998 construction expenditures are estimated at $31.1 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation and the issuance of short-term debt. NJNG will pursue the refinancing of other existing long-term debt and potentially issue new long-term debt, the amount and timing of which will be affected by market conditions and other factors.

ENERGY HOLDINGS

   Energy Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 1998.

NJR DEVELOPMENT

   Remaining capital expenditures in fiscal 1998 are projected to be $500,000 in connection with the construction of a 20,000 square-foot, build-to-suit office building, supported by a ten-year lease. These expenditures are expected to be funded through the Company's committed credit facilities.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 6-Legal and Regulatory Proceedings.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        27-1  Financial Data Schedule

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NEW JERSEY RESOURCES CORPORATION



   Date:  May 14, 1998                  /s/Glenn C. Lockwood
                                        --------------------
                                          Glenn C. Lockwood
                                          Senior Vice President
                                          and Chief Financial Officer