Form 10-Q
period 1998-06-30
NEW JERSEY RESOURCES CORP
filed 1998-08-13
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998       Commission file number 1-8359

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES: X NO:

The number of shares outstanding of $2.50 par value Common Stock as of August 6, 1998 was 17,808,038.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------
                                           (Thousands, except per share data)
OPERATING REVENUES .................   $113,432   $121,150   $600,413   $595,118
                                       --------   --------   --------   --------
OPERATING EXPENSES
 Gas purchases .....................     74,089     80,459    404,086    395,004
 Operation and maintenance .........     18,151     18,405     58,221     59,133
 Depreciation and amortization .....      7,069      6,168     21,184     18,480
 Energy and other taxes ............      5,676      7,317     32,709     39,137
 State income taxes ................        289        141      5,274        228
 Federal income taxes ..............        403      1,088     19,337     23,059
                                       --------   --------   --------   --------
   Total operating expenses ........    105,677    113,578    540,811    535,041
                                       --------   --------   --------   --------
OPERATING INCOME ...................      7,755      7,572     59,602     60,077
Other income, net ..................        379        348      2,154        507
Interest charges, net ..............      4,843      4,996     14,945     15,418
                                       --------   --------   --------   --------
INCOME BEFORE PREFERRED STOCK
DIVIDENDS ..........................      3,291      2,924     46,811     45,166
Preferred stock dividends ..........        397        398      1,190      1,195
                                       --------   --------   --------   --------
NET INCOME .........................   $  2,894   $  2,526   $ 45,621   $ 43,971
                                       ========   ========   ========   ========
EARNINGS PER COMMON SHARE
         BASIC .....................   $    .16   $    .14   $   2.56   $   2.44
                                       ========   ========   ========   ========
         DILUTED ...................   $    .16   $    .14   $   2.55   $   2.43
                                       ========   ========   ========   ========
DIVIDENDS PER COMMON SHARE .........   $    .41   $    .40   $   1.23   $   1.20
                                       ========   ========   ========   ========
AVERAGE SHARES OUTSTANDING
         BASIC .....................     17,790     17,957     17,799     18,039
                                       ========   ========   ========   ========
         DILUTED ...................     17,899     18,025     17,902     18,086
                                       ========   ========   ========   ========

See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                            1998             1997
                                                          --------        --------
                                                                  (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .......................................       $ 45,621        $ 43,971
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ...................         21,184          18,480
  Amortization of deferred charges ................            617             930
  Deferred income taxes ...........................         13,895           5,678
  Change in working capital .......................        (58,585)         (3,994)
  Other, net ......................................         (5,465)         (6,756)
                                                          --------        --------
 Net cash flows from operating activities .........         17,267          58,309
                                                          --------        --------
 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
 Proceeds from long-term debt .....................         78,445              --
 Proceeds from common stock .......................          4,240             291
 Payments of long-term debt .......................        (38,165)        (12,802)
 Purchases of treasury stock ......................         (7,789)         (6,168)
 Payments of common stock dividends ...............        (21,770)        (21,537)
 Net change in short-term debt ....................         (5,200)         (1,600)
                                                          --------        --------
   Net cash flows from (used in) financing
      activities ..................................          9,761         (41,816)
                                                          --------        --------
 CASH FLOWS USED IN FROM INVESTING ACTIVITIES
 Expenditures for
   Utility plant ..................................        (28,029)        (32,426)
   Real estate properties .........................         (1,648)           (696)
   Equity investments and other ...................        (11,488)         (1,430)
   Cost of removal ................................         (2,260)         (2,924)
 Proceeds from asset sales ........................         15,600          16,118
                                                          --------        --------
 Net cash flows used in investing activities ......        (27,825)        (21,358)
                                                          --------        --------
 Net change in cash and temporary investments .....           (797)         (4,865)
 Cash and temporary investments at September 30 ...          5,467          10,808
                                                          --------        --------
 Cash and temporary investments at June 30 ........       $  4,670        $  5,943
                                                          ========        ========
 CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables ......................................       $ (8,020)       $(26,452)
 Construction Fund ................................        (16,000)             --
 Inventories ......................................         (5,021)         27,205
 Deferred gas costs ...............................          8,967             955
 Purchased gas ....................................        (15,759)          9,728
 Prepaid and accrued taxes, net ...................         (1,563)         10,482
 Customers' credit balances and deposits ..........         (8,982)        (17,102)
 Accounts payable .................................         (4,256)         (8,463)
 Other, net .......................................         (7,951)           (347)
                                                          --------        --------
 Total ............................................       $(58,585)       $ (3,994)
                                                          ========        ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid for
  Interest (net of amounts capitalized) ...........       $ 15,770        $ 16,603
  Income taxes ....................................       $  6,163        $  7,558

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 JUNE 30,        SEPTEMBER 30,     JUNE 30,
                                                   1998              1997            1997
                                                (unaudited)                       (unaudited)
                                                 ---------        ---------        ---------
                                                                 (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ...........................       $ 880,224        $ 855,375        $ 841,543
 Real estate properties ..................          24,528           22,897           22,772
                                                 ---------        ---------        ---------
                                                   904,752          878,272          864,315
 Accumulated depreciation and
   amortization ..........................        (235,089)        (218,912)        (213,207)
                                                 ---------        ---------        ---------
  Property, plant and equipment, net .....         669,663          659,360          651,108
                                                 ---------        ---------        ---------
CURRENT ASSETS
 Cash and temporary investments ..........           4,670            5,467            5,943
 Construction fund .......................          16,000               --            6,500
 Customer accounts receivable ............          50,719           45,900           60,550
 Unbilled revenues .......................           8,213            3,998            1,961
 Allowance for doubtful accounts .........          (2,541)          (1,527)          (2,153)
 Gas in storage, at average cost .........          40,422           34,152           13,731
 Materials and supplies, at average cost .           4,196            5,445            5,840
 Deferred gas costs ......................          14,038           15,070           19,523
 Prepaid state taxes .....................          11,926           12,089           15,041
 Asset held for sale, net ................              --           13,386           13,475
 Other ...................................           7,872            6,377            6,369
                                                 ---------        ---------        ---------
  Total current assets ...................         155,515          140,357          146,780
                                                 ---------        ---------        ---------
 DEFERRED CHARGES AND OTHER
   Equity investments ....................           9,087            7,086            6,921
   Regulatory assets .....................          39,234           38,635           38,357
   Long-term deferred gas costs ..........          11,687           19,622               --
   Other .................................          34,599           14,001           11,454
                                                 ---------        ---------        ---------
     Total deferred charges and other ....          94,607           79,344           56,732
                                                 ---------        ---------        ---------
       Total assets ......................       $ 919,785        $ 879,061        $ 854,620
                                                 =========        =========        =========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                JUNE 30,     SEPTEMBER 30,   JUNE 30,
                                                 1998           1997           1997
                                              (unaudited)                   (unaudited)
                                               --------       --------       --------
                                                             (Thousands)
CAPITALIZATION
 Common stock equity ...................       $301,540       $278,436       $291,419
 Redeemable preferred stock ............         20,640         20,760         20,760
 Long-term debt ........................        331,735        291,407        291,977
                                               --------       --------       --------
  Total capitalization .................        653,915        590,603        604,156
                                               --------       --------       --------
CURRENT LIABILITIES
 Current maturities of long-term debt ..            137            138            137
 Short-term debt .......................         42,800         48,000         33,400
 Purchased gas .........................         42,120         57,879         43,366
 Accounts payable and other ............         24,376         28,632         23,612
 Dividends payable .....................          7,305          7,161          7,174
  Accrued taxes ........................         10,826          5,781         15,258
 Customers' credit balances
   and deposits ........................          4,544         13,526          6,743
                                               --------       --------       --------
  Total current liabilities ............        132,108        161,117        129,690
                                               --------       --------       --------
DEFERRED CREDITS
 Deferred income taxes .................         70,625         63,501         57,688
 Deferred investment tax credits .......         10,702         10,934         11,019
 Deferred revenue ......................         19,669         20,551         20,859
 Other .................................         32,766         32,355         31,208
                                               --------       --------       --------
  Total deferred credits ...............        133,762        127,341        120,774
                                               --------       --------       --------
  Total capitalization and
    liabilities ........................       $919,785       $879,061       $854,620
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

4. New Accounting Standards

         The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share (EPS). SFAS No. 128 is effective for periods ending after December 15, 1997 and requires that all prior-period data presented to be restated. The incremental shares, which relate to stock options and restricted stock, using the treasury stock method, that were required for inclusion in the denominator for the diluted EPS calculation were 109,191 and 68,025 for the three months ended June 30, 1998 and 1997, respectively, and 102,368 and 40,965 for the nine months ended June 30, 1998 and 1997, respectively. The numerator for both the basic and diluted calculation was net income. The impact was a one-cent dilutive effect for the nine months ended June 30, 1998 and 1997 and no impact for the three months ended June 30, 1998 and 1997.

         In June 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." In February 1998, the FASB also issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." These statements must be adopted by fiscal 1999. It is management's opinion that these statements will not have a material effect on either its financial condition or results of operations. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities." This statement must be adopted for the quarter ended December 31, 1999. The Company is currently evaluating the effects of SFAS No. 133 on its financial condition and results of operations, which will vary based on the Company's use of derivative instruments at the time of adoption.

5. Capitalized Interest

         The Company's capitalized interest totaled $163,000 and $242,000 for the three months ended June 30, 1998 and 1997, respectively. Capitalized interest totaled $539,000 and $971,000 during the nine months ended June 30, 1998 and 1997, respectively.

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

7. State of New Jersey Tax Reform

         In July 1997, legislation was signed that reformed New Jersey's taxes affecting energy companies. The legislation repealed the long-standing utility gross receipts and franchise tax formula and replaced it with a state sales tax, a corporate business tax and a transitional energy facilities assessment which became effective in January 1998. It required a rate filing by each utility in September 1997 designed to implement the new tax structure. In December 1997, the BPU approved NJNG's new rates implementing the new tax structure on an interim basis. The BPU issued its final order in July 1998 directing small changes to the interim rates effective January 1, 1999. The transitional energy facilities assessment will be gradually phased out starting in 1999 and ending in 2002. The new law requires that all providers of energy in the state be subject to the sales and corporate business taxes. Previously, non-utility providers of energy were not subject to a state sales tax.

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

         In April 1998, NJNG entered into a loan agreement whereby the Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C (the EDA Bonds). The rates of interest on the EDA Bonds are variable, currently set at a weekly mode, and may be changed by NJNG to daily, weekly, flexible or long-term interest rate modes, not to exceed 10% per annum. The EDA Bonds mature on April 1, 2033. The proceeds from the EDA Bonds were deposited into a project construction fund. NJNG may obtain such funds in reimbursement of its qualified expenditures relating to the project upon delivering an equivalent amount of its Adjustable Rate Series GG First Mortgage Bonds (Series GG Bonds) to the indenture trustee. On April 1, 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds.

9. Other

         At June 30, 1998 there were 17,771,807 shares of common stock outstanding and the book value per share was $16.97.

         Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1998

A. RESULTS OF OPERATIONS

         Consolidated net income for the quarter ended June 30, 1998 increased by 15% to $2.9 million, compared with $2.5 million for the same period last year. Basic and diluted earnings per share (EPS) increased by 14% to $.16, compared with $.14 last year.

         Consolidated net income for the nine months ended June 30, 1998 increased by 4% to $45.6 million, compared with $44 million for the same period last year. Basic EPS increased 5% to $2.56, compared with $2.44 last year. Diluted EPS also increased 5% to $2.55, compared with $2.43 last year. The increase in consolidated earnings was primarily attributed to continued profitable customer growth at the Company's principal subsidiary, NJNG, cost control efforts and the gain on the sale of a real estate property.

NJNG OPERATIONS

         NJNG's financial results are summarized as follows:

                                                    Three Months Ended           Nine Months Ended
                                                          June 30,                    June 30,
                                                    1998           1997          1998           1997
                                                   -------       -------       --------       --------
                                                                      (Thousands)
Gross margin
  Residential and commercial ...............       $26,887       $25,324       $134,710       $131,160
  Firm transportation ......................         2,229         3,525         14,113         12,343
  Interruptible ............................           145           316            463            820
  Off-system and capacity release ..........           960           718          4,022          4,640
                                                   -------       -------       --------       --------
Total gross margin .........................       $30,221       $29,883       $153,308       $148,963
                                                   =======       =======       ========       ========
Appliance service revenues .................       $ 1,583       $ 1,798       $  7,103       $  6,825
                                                   =======       =======       ========       ========
Operating income before federal income
  taxes ....................................       $ 6,067       $ 7,322       $ 76,476       $ 79,068
                                                   =======       =======       ========       ========
Net income .................................       $ 1,817       $ 1,880       $ 43,452       $ 42,340
                                                   =======       =======       ========       ========

Gross Margin

         As discussed in Note 7 of the consolidated financial statements, effective January 1, 1998, changes in state tax laws have impacted the amount and type of state taxes that are charged on a per therm basis. Therefore, effective January 1, 1998 gross margin, is defined as gas revenues less gas costs, sales tax and a transitional energy facilities assessment (TEFA), which provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the base and LGA cost rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6% of revenue and excludes sales to other utilities, off-system sales and federal accounts while TEFA is calculated on a per-therm basis and excludes sales to other utilities and off-system sales. Prior to January 1, 1998, gross margin was defined as gas revenues less gas costs and gross receipts and franchise taxes (GRFT), which provided a more meaningful basis for evaluating utility operations, since gas costs and GRFT were passed through to customers and, therefore, had no effect on earnings.

         The comparison of gross margin between periods will be impacted by the state tax changes described above.

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

         Gross margin from sales to firm customers increased by $1.6 million, or 6%, and $3.6 million, or 3%, for the three and nine months ended June 30, 1998, respectively, compared with the same periods last year. These increases were due to the impact of 12,652 customer additions during the twelve months ended June 30, 1998 and the aforementioned changes in state taxes which more than offset lower therm sales. Firm therm sales for the nine months decreased by 8% compared with last year due to 11% warmer weather, and the impact of residential, commercial and industrial customers switching to firm transportation service, as described below.

         The weather for the nine months ended June 30, 1998 was 11% warmer than normal, or the 20-year average. The impact of warmer weather on gross margin was partially reduced by the WNC. Under this rate mechanism, a total of $11.6 million of gross margin was accrued for future collection from customers.

Firm Transportation

         Gross margin from firm transportation customers decreased by $1.3 million, or 37% for the three months ended June 30, 1998 compared with the same period last year, primarily due to the recording of imbalance volumes with marketers. Gross margin from firm transportation customers increased by $1.8 million, or 14%, for the nine months ended June 30, 1998, compared with the same periods last year, primarily due to increased sales. Transportation sales increased to 5.6 billion cubic feet (Bcf) from 4.8 Bcf for the nine months ended June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, NJNG provided firm transportation service to 11,823 and 2,442 residential, commercial and industrial customers, respectively. NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Interruptible

         NJNG services 49 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5% of total therm throughput in the nine months ended June 30, 1998 and 1997, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 5% of the gross margin from transportation sales and 10% of the gross margin from the interruptible sales, with the balance credited to residential and commercial customers through the LGA clause.

Off-System and Capacity Release

         In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers who are outside of its franchise territory when the gas is not needed for system requirements. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. NJNG retains 20% of the gross margin from these sales.

         NJNG's off-system sales totaled 11.8 Bcf and generated $414,000 of gross margin and 48.1 Bcf and $2.3 million of gross margin in the three and nine months ended June 30, 1998, respectively, compared with 9.4 Bcf and $178,000 of gross margin and 36.4 Bcf and $2.7 million gross margin in the respective periods last year. The capacity release program generated gross margin of $546,000 and $1.7 million in the three and nine months ended June 30, 1998, compared with $540,000 and $1.9 million in the comparable periods last year. The decreases were due primarily to the warmer weather which resulted in lower margins per therm.

Operating Income Before Federal Income Taxes and Net Income

         Operating income before federal income taxes decreased by $1.3 million, or 17%, and net income decreased by $63,000, or 3%, for the three months ended June 30, 1998, compared with the same period last year due to warmer weather and increased depreciation expense due primarily to the new customer information and billing system (CIS) which was placed in service in August 1997.

         Operating income before federal income taxes decreased by $2.6 million, or 3% for the nine months ended June 30, 1998, compared with the same period last year, primarily due to the impact of warmer weather and higher depreciation expense which more than offset customer growth, increased appliance service revenues and lower operation and maintenance expense. Net income increased by $1.1 million, or 3%, for the nine months ended June 30, 1998, compared with the same period last year, primarily due to lower interest expense and lower federal income taxes which more than offset the lower operating income before federal income taxes.


ENERGY HOLDINGS OPERATIONS

         Energy Holdings' consolidated financial results, which include Natural Energy and Energy Services, the Company's unregulated marketing and fuel and capacity management subsidiaries, and the continuing operations of NJR Energy, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                                    Three Months Ended            Nine Months Ended
                                                          June 30,                     June 30,
                                                   ---------------------       -----------------------
                                                     1998          1997          1998           1997
                                                   -------       -------       --------       --------
                                                                      (Thousands)
Revenues                                           $25,502       $30,108       $130,797       $109,956
                                                   =======       =======       ========       ========
Operating income before federal income taxes       $ 1,588       $ 1,256       $  2,923       $  3,945
                                                   =======       =======       ========       ========
Net income                                         $   820       $   775       $  1,477       $  2,131
                                                   =======       =======       ========       ========

         Energy Holdings' operating income before federal income taxes and net income increased for the three months ended June 30, 1998, compared to the same period last year, reflecting primarily higher margins from daily gas sales and fuel management agreements. Operating income before federal income taxes and net income decreased for the nine months ended June 30, 1998, reflecting higher gas costs on Natural Energy's retail marketing operation, which more than offset higher margin from its fuel and capacity management services.

         Energy Holdings' gas under management totaled 14.6 Bcf and 61.6 Bcf, and retail gas sales totaled 1.4 Bcf and 5.7 Bcf for the three and nine months ended June 30, 1998, respectively, compared with gas under management of 19.8 Bcf and 50.4 Bcf, and retail gas sales of 1.9 Bcf and 7.7 Bcf in the comparable periods last year.

NJR DEVELOPMENT OPERATIONS

         NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                 Three Months Ended          Nine Months Ended
                                       June 30,                  June 30,
                                  1998         1997         1998         1997
                                 -----        -----        ------       -------
                                                  (Thousands)
Revenues                         $ 190        $ 708        $  557       $ 2,420
                                 =====        =====        ======       =======
Other income, net                $ 113        $ 113        $1,520       $   285
                                 =====        =====        ======       =======
Net (loss) income                $ (13)       $ (57)       $  511       $  (207)
                                 =====        =====        ======       =======

         In October 1997, CR&R sold a 280,000 square-foot office building for $15.6 million. Included in Other income, net for the nine months ended June 30, 1998, is an after-tax gain of $900,000 related to this transaction.

         In December 1995, CR&R sold a 157,000 square foot, office building for $31.85 million, in a sale-leaseback transaction. CR&R's pre-tax gain on this transaction was approximately $17.8 million which is included in deferred revenue on the consolidated balance sheet and is being amortized to Other income, net over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building. Prior to the transaction, NJNG leased about 79% of the building under a long-term lease.

         NJR used the proceeds from these sales to reduce outstanding debt.

THE YEAR 2000 ISSUE

         The Company has been evaluating the extent to which its computer systems will be affected by the Year 2000 issue. There could be unforeseen costs that may arise due to unexpected disruptions of the Company's operations if its computer system is not Year 2000 compliant. Additionally, there could be adverse effects on the Company due to the potential Year 2000 problems of vendors with whom the Company conducts business. The Company has commenced discussions with its major vendors regarding their plans to address the Year 2000 issue with a view to help minimize any potential problems. With the implementation of NJNG's new CIS system, the Company currently believes that the additional investment needed for its computer systems to be fully Year 2000 compliant will not have a material adverse affect on either its financial condition or results of operations.

B. LIQUIDITY AND CAPITAL RESOURCES

         In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million and has a $10 million credit facility available on an offering basis. At June 30, 1998, $62.4 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). In April 1996, the DRP was amended to allow for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

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

         Remaining fiscal 1998 construction expenditures are estimated at $16 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth general system renewals and improvements, and technology systems. NJNG expects to finance these expenditures through internal generation and the issuance of short-term debt.


ENERGY HOLDINGS

         Energy Holdings invested $2 million in May 1998 for an equity interest in Capstone Turbine Corporation. Capstone is a developer of energy efficient gas-fired microturbine units which produce electricity. Energy Holdings does not currently expect any significant capital expenditures or external financing requirements during the remainder of fiscal 1998.

NJR DEVELOPMENT

         CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, developing existing acreage and additional investments to preserve the value of its existing real estate. CR&R does not currently expect any significant capital expenditures or external financing requirements during the remainder of fiscal 1998.

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

         While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6 - Legal and Regulatory Proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

         (c) Unregistered Sales

         At the Company's 1996 Annual Meeting of Stockholders, The Company's Long-Term Incentive Compensation Plan (the "Plan") was amended to include all full-time employees of the Company and its subsidiaries as eligible Plan participants. In the past, Company common stock offered pursuant to the terms of the Plan was not registered with the SEC due to the fact that the Plan participants were accredited investors and, accordingly, sales of stock under the Plan were exempt from registration requirements. However, due to the 1996 amendment to the Plan, some of the current Plan participants are not accredited investors. Prior to the Company's recent filing of a Registration Statement on Form S-8 with respect to shares of common stock to be offered under the Plan, the Company inadvertently engaged in two nonexempt unregistered sales of common stock pursuant to the exercise of stock options under the Plan. Specifically, 45 shares of common stock were acquired on December 11, 1997 for $29.50 and 48 shares of common stock were acquired on April 7, 1998 for $29.50. On July 14, 1998, the Company filed a Registration Statement on Form S-8 (Reg. No. 333-59013) with respect to shares of common stock to be offered under the Plan and, accordingly, there will be no further unregistered sales under the Plan.

ITEM 5.  OTHER INFORMATION

         The Securities and Exchange Commission (the Commission) recently amended certain rules under the Securities Exchange Act of 1934, as amended, affecting the use of discretionary proxy voting authority with respect to stockholder proposals submitted to the Company for consideration at the Company's next annual meeting.

         Pursuant to the Company's bylaws and amended Rules 14a-5(e)(2) and 14a-4(c)(1), stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if not received by the Company 75 days prior to the first anniversary of the preceding year's meeting, that is November 13, 1998. If the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder, to be timely, must be delivered not later than the 75th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is made. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any stockholder proposals received by the Company after such date.

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         27-1 Financial Data Schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEW JERSEY RESOURCES CORPORATION

Date:  August 13, 1998                       /s/Glenn C. Lockwood
                                             --------------------
                                                Glenn C. Lockwood
                                                Senior Vice President
                                                and Chief Financial Officer