Form 10-K405
period 1998-09-30
NEW JERSEY RESOURCES CORP
filed 1998-12-24
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998       Commission file number 1-8359

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

                                  YES: [X] NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  YES: [X] NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $681,629,449 based on the closing price of $38.31 per share on December 10, 1998.

The number of shares outstanding of $2.50 par value Common Stock as of December 10, 1998 was 17,870,377.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1999, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                 Page

      ITEM 1 -  Business                                                  1
                Business Segments
                         New Jersey Natural Gas Company
                              General                                     2
                              Throughput                                  2
                              Seasonality of Gas Revenues                 3
                              Gas Supply                                  3
                              Regulation and Rates                        5
                              Franchises                                  7
                              Competition                                 8
                        NJR Energy Holdings Corporation                   8
                        NJR Development Corporation                       9
                Environment                                               9
                Employee Relations                                       11
                Executive Officers of the Registrant                     11

      ITEM 2 -  Properties                                               12
      ITEM 3 -  Legal Proceedings                                        13
      ITEM 4 -  Submission of Matters to a Vote of Security Holders      15

      Information Concerning Forward Looking Statements                  15

PART II

      ITEM 5 -  Market for the Registrant's Common Stock and Related
                Stockholder Matters                                      16
      ITEM 6 -  Selected Financial Data                                  16
      ITEM 7 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      16
      ITEM 8 -  Financial Statements and Supplementary Data              16
      ITEM 9 -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      16

PART III

      ITEM 10- Directors and Executive Officers of the Registrant        17
      ITEM 11- Executive Compensation                                    17
      ITEM 12- Security Ownership of Certain Beneficial Owners
               and Management                                            17
      ITEM 13- Certain Relationships and Related Transactions            17

PART IV

      ITEM 14 - Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                              17

      Index to Financial Statement Schedules                             18

Signatures                                                               20

Independent Auditors' Consent and Report on Schedule                     21

Exhibit Index                                                            22

                                     PART I

ITEM 1. BUSINESS

  New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an exempt energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England. Its subsidiaries include:

1) New Jersey Natural Gas Company (NJNG), a natural gas distribution company that provides regulated energy and appliance services to more than 385,000 residential, commercial and industrial customers in central and northern New Jersey, and participates in capacity release and off-system sales programs;

2) NJR Energy Holdings Corporation (Energy Holdings), a sub-holding company of NJR formed in 1995 to better segregate the Company's energy-related operations. Energy Holdings includes the following wholly-owned subsidiaries:

  New Jersey Natural Energy Company (Natural Energy), formed in 1995, participates in the unregulated retail marketing of natural gas; and

  NJR Energy Services Company (Energy Services), formed in 1996, provides unregulated fuel and capacity management and other wholesale marketing services; and

  NJR Energy Corporation (NJR Energy), an investor in energy-related ventures through its operating subsidiaries, New Jersey Natural Resources Company (NJNR) and NJNR Pipeline Company (Pipeline);

3) NJR Development Corporation, a sub-holding company of NJR, which includes the Company's remaining unregulated operating subsidiary, Commercial Realty & Resources Corp. (CR&R), a commercial office real estate developer.

  The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA).

                                BUSINESS SEGMENTS

  See Note 11 to the Consolidated Financial Statements - Business Segment Data in the Company's 1998 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

  NJNG provides natural gas service to more than 385,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

  NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 11,819, 11,708 and 10,978 new customers in 1998, 1997 and 1996, respectively. This annual growth rate of 3% is expected to continue with projected additions of 36,000 new customers over the next three years. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources-NJNG in the Company's 1998 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 1999 and 2000.

  In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards which describes housing developments in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. Finally, NJNG uses information concerning its service territory and projected population growth rates from a periodic study prepared by outside consultants. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 40% of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

  For the fiscal year ended September 30, 1998, operating revenues and throughput by customer class were as follows:



                                         Operating Revenues                  Throughput
                                             (Thousands)                       (Bcf)

Residential                            $307,994             53%          35.2           21%
Commercial and other                     60,746             11            7.4            5
Firm transportation                      19,500              3            6.6            4
                                       --------            ---          -----          ---
Total residential and commercial        388,240             67           49.2           30
Interruptible                             8,360              2           10.6            6
                                       --------            ---          -----          ---
Total system                            396,600             69           59.8           36
Off-system                              169,903             29          104.9           64
Appliance service revenues                9,468              2         --             --
                                       --------            ---          -----          ---
Total                                  $575,971            100%         164.7          100%
                                       ========            ===          =====          ===

  See MD&A - NJNG Operations in the Company's 1998 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 1998 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues

  As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - NJNG in the Company's 1998 Annual Report for a discussion of the effect of seasonality on cash flow.

  The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1% from normal, or 20-year average, weather. The WNC does not fully protect the Company from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A
- NJNG Operations in the Company's 1998 Annual Report and Item 1. Business - State Regulation and Rates for additional information with regard to the WNC.

Gas Supply

A) Firm Natural Gas Supplies

  NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In 1998, NJNG purchased gas from 76 suppliers under contracts ranging from one month to twelve years. NJNG has 5 long-term firm gas purchase contracts and purchased approximately 12% of its gas in 1998 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10% of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

  In order to deliver the above supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

                                                Maximum Daily
Pipeline                                        Deliverability (Dths)    Expiration Date
--------                                        ---------------------    ---------------
Texas Eastern Transmission Corp.                  277,949                Various dates after 2000
Iroquois Gas Transmission System, L.P.             40,000                2011
Transcontinental Gas Pipe Line Corp.               22,531                Various dates after 1998
Tennessee Gas Pipeline Co.                         10,835                2003
Columbia Gas Transmission Corp.                    10,000                2009
Algonquin Gas Transmission Co.                      5,000                1999
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

  In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 216,000 Dths from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                               Maximum Daily Deliverability (Dths)      Expiration Date
Texas Eastern Transmission Corp.                 94,557                         Various dates after 1998
Transcontinental Gas Pipe Line Corp.              8,384                         2005
                                                -------
                                                102,941
                                                =======

  NJNG also has storage contracts with CNG Transmission Corporation (maximum daily deliverability of 103,661 Dths) and Equitrans, Inc. (maximum daily deliverability of 9,996 Dths), but utilizes NJNG's existing transportation contracts to transport that gas from the storage fields to its city gate.

C) Peaking Supply

  To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities and purchases firm storage services. See Item 2 - Properties - NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 Dths per day, which represents approximately 22% of its peak day sendout.

D)  Future Supplies

   NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Proposed energy deregulation legislation discussed immediately below may increase competition among gas utilities and impact the quantities of natural gas requirements needed for residential services. If NJNG's gas requirements decrease, NJNG expects to resell any unnecessary supplies that it is required to purchase under existing agreements with its suppliers.

Energy Deregulation Legislation

  Committees of the New Jersey Senate and Assembly have completed a series of hearings focusing on the "Electric Discount and Energy Restructuring Act." Bills S-5/A-10 were introduced in October 1998 after nearly a year of stakeholder meetings conducted by the New Jersey Board of Public Utilities (BPU). The pending legislation includes various provisions relating to natural gas utilities. These provisions provide all customer classes with the ability to choose their natural gas supplier other then their incumbent utility by December 31, 1999. The bills also allow continuation of the utilities role as a gas supplier at least until December 31, 2002, when the BPU must decide whether to make the gas supply function competitive. The proposed legislation would allow natural gas utilities to stay in competitive services (i.e., appliance services), and customers would be allowed to choose their provider of account services (i.e., meter reading, billing and collections) by December 31, 2000.

  The legislature is currently expected to vote on this matter in early calendar 1999.

Regulation and Rates

A)  State

  NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

  Over the last five years, NJNG has been granted two increases in its base tariff rates, and various increases and decreases in its Levelized Gas Adjustment clause (LGA). The latter of the base rate increases related to the recognition of costs for postretirement benefits other than pensions (OPEB). Through its LGA billing factor, which is reviewed annually, NJNG recovers the cost of six adjustment clauses. They are: (i) the Gas Cost Recovery (GCR) factor, which reflects purchased gas costs that are in excess of the level included in its base rates, (ii) Prior Gas Cost Adjustment Surcharge (PGCA) factor, which is designed to recover $34.9 million of unrecovered gas costs from September 1997 and earlier, (iii) Demand Side Management (DSM) factor for recovery of conservation-related costs, (iv) Remediation Adjustment (RA) factor, which recovers the costs of remediating former manufactured gas plant sites, (v) Transportation Education and Implementation (TEI) factor for recovery of incremental costs incurred in administering a transportation program and (vi) the WNC factor, which credits or surcharges margins accrued from the past heating season weather. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

  The following table sets forth information with respect to these rate changes:

($ in 000's)                       Annualized     Annualized
                                       Amount         Amount
Date of Filing   Type              Per Filing        Granted       Effective Date
--------------   ----              ----------        -------       --------------
July 1997        Base Rates-OPEB       $1,300           $900       October 1998
April 1993       Base Rates            26,900          7,500       January 1994
September 1998   LGA                        0                      Pending
July 1997        LGA                        0         11,600       October 1998
July 1997        LGA                        0         11,100       January 1998
July 1996        LGA                    8,000          7,900       December 1996
July 1995        LGA                   (4,800)        (5,200)      December 1995
July 1994        LGA                    8,800              0       December 1994
July 1993        LGA                    4,800          4,800       December 1993

   See Note 7 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1998 Annual Report for additional information regarding NJNG's rate proceedings.

  In September 1991, the BPU adopted a conservation incentive rule which requires energy utilities to file a DSM plan. In June 1995, the BPU approved a Stipulation Agreement approving NJNG's DSM plan. In November 1997, the BPU extended NJNG's DSM plan to January 1999. In November 1998, NJNG requested the DSM plan be extended to July 2000.

  In November 1992, NJNG filed a petition with the BPU for approval of a Gas Service Agreement (GSA) executed between NJNG and Freehold Cogeneration Associates L.P. (Freehold) in September 1992. The GSA provided for NJNG to supply Freehold with between 21,800 and 26,000 Dths of natural gas per day over a twenty-year period. Freehold had planned to construct and operate a cogeneration facility in Freehold, New Jersey, and had executed a power purchase agreement with Jersey Central Power & Light Company (JCP&L). In November 1993, the BPU ruled that Freehold and JCP&L should attempt to renegotiate the power purchase agreement within 30 days of receipt of a written order. In February 1994, the BPU approved the GSA conditioned by a side letter agreement in which Freehold and NJNG agreed to negotiate in good faith to amend the pricing terms of the GSA to conform it to changes, if any, in the power purchase agreement if it is renegotiated. The November 1993 BPU order was overturned in litigation not involving NJNG as a party. Freehold was successful in this litigation. In April 1996, JCP&L and Freehold reached an agreement in which JCP&L bought out its rights and obligations under the power purchase agreement for $120 million ("Buy Out Agreement"). Under the Buy Out Agreement, JCP&L indemnified Freehold against certain potential claims, including any potential claims NJNG may have against Freehold for breach of the GSA. NJNG currently is in discussions with JCP&L and the BPU regarding a possible resolution of NJNG's potential claims.

  In January 1998, the BPU approved a 3.5% LGA price increase, which included updates to NJNG's GCR, PGCA, WNC, RA and DSM clause factors.

  In September 1998, the BPU approved a comprehensive agreement which provides all NJNG customers the option to choose a natural gas supplier as early as January 1, 1999, modification and extension of the existing margin-sharing formulas for the off-system and capacity release programs and a new margin-sharing incentive related to permanent cost reductions of NJNG's gas supply portfolio. The BPU also approved an additional 3.5% price increase designed to recover $34.9 million of deferred gas costs from both sales and transportation customers. All of these provisions are effective for the period from October 1, 1998 to December 31, 2001.

  In September 1998, NJNG filed with the BPU to extend the current $.1842 per therm LGA billing factor for a 15-month term rather than for 12 months. By using the 15-month LGA billing factor, the Company would move to a calendar year basis for LGA recovery. Further, NJNG proposed a flexible LGA pricing mechanism to transition toward market-based pricing. The 15-month proposal is currently being discussed by the parties to the proceeding. NJNG also requested the collection of $15.8 million of WNC margins accrued but not collected due to the impact of warmer-than-normal weather during fiscal year 1998 and minimal adjustments to its RA, DSMAC and Transportation Education and Implementation charge (TEI) factors.

  See Item 3.c Legal Proceedings - BPU Inquiry for information on potential regulatory proceedings.

B)  Federal

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

  In October 1994, the BPU approved a Stipulation Agreement that provides NJNG's commercial and industrial customers an expanded menu of transportation and supplier choices. As a result of the BPU approval, NJNG's sales to its commercial and industrial customers are subject to competition from other suppliers of natural gas; however, NJNG continues to provide transportation service to these customers. Based on its rate design, NJNG's profits would not be negatively affected by a customer's decision to utilize a sales or a transportation only service. At September 30, 1998 NJNG had 3,987 commercial and industrial customers utilizing the transportation service.

  In January 1997, the BPU approved a Stipulation Agreement that provides residential customers the option to choose their gas supplier. In April 1997, the first 5,000 residential customers switched to a transportation service. In September 1997, the BPU accelerated the schedule to allow an additional 25,000 residential customers to chose its supplier starting January 2, 1998. A comprehensive agreement approved by the BPU in September 1998 provides all NJNG customers the option to choose a natural gas supplier as early as January 1, 1999. On December 16, 1998 the BPU deferred the implementation of full customer choice until the BPU has resolved certain policy issues related to a fully open market. The BPU also allowed for the expansion of NJNG's residential supplier choice pilot to accept an additional 10,000 customers. Based on its current and projected level of transportation customers, the Company does not expect any problems with its gas supply portfolio.

  See MD&A - NJNG Operations in the Company's 1998 Annual Report for a discussion of NJNG's financial results.

NJR ENERGY HOLDINGS CORPORATION

  Energy Holdings includes the operations of Energy Services, Natural Energy and NJR Energy.

  Natural Energy markets natural gas to retail customers. As of September 30, 1998, Natural Energy marketed natural gas to 7,502 retail customers. An additional 8,600 residential customers have executed contracts and will begin service in 1999. The increase is due to participation in residential pilot programs. Energy Services provides fuel and capacity management services to wholesale customers including GPU Service, Inc., an electric utility based in Pennsylvania, Gas Energy, Inc. and Calpine Corporation, independent power producers operating in New York. Energy Services also purchases natural gas for Natural Energy and trades natural gas, under risk management guidelines, primarily in Northeast markets.

  NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and NJNR.

  NJR Energy's continuing operations consist primarily of Pipelines' 2.8% equity investment in the Iroquois Gas Transmission System, L.P., a 375-mile natural gas pipeline from the Canadian border to Long Island.

  See MD&A - Energy Holdings in the Company's 1998 Annual Report for a discussion of Energy Services, Natural Energy and NJR Energy's consolidated financial results.

NJR DEVELOPMENT CORPORATION

  NJR Development consists solely of CR&R's operations.

  As of September 30, 1998, CR&R's completed space totaled 25,000 square feet in two fully-occupied buildings. In fiscal 1998, CR&R sold a 280,000 square-foot office building generating proceeds of $15.6 million and an after-tax gain of $900,000.

  Consistent with the Company's previously disclosed strategy to realign its asset base more closely with its core energy business, CR&R has sold a majority of its real estate buildings over the past three years.

  In conjunction with one of the real estate sales, CR&R granted options to the buyer to purchase approximately 165 of CR&R's remaining 183 acres of undeveloped land. CR&R has retained limited rights to sell and develop the acreage that are subject to the options.

  The Company used the sale proceeds from the abovementioned transactions to pay down outstanding debt incurred to develop the real estate assets. The Company's future earnings from operations will not be materially affected by these sales based upon the historical earnings generated by the real estate subsidiary.

  See Item 2 - Properties - NJR Development Corporation for additional information regarding CR&R's remaining real estate assets.

  See MD&A - NJR Development Operations in the Company's 1998 Annual Report for a discussion of CR&R's financial results.


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

  Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 1998.

  Although the Company cannot estimate with certainty future costs of environmental compliance, which among other factors are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, other than the activities described in Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1998 Annual Report, for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

  See Item 3 - Legal Proceedings - a. Gas Remediation for additional information regarding environmental activities.

                               EMPLOYEE RELATIONS

  The Company and its subsidiaries employed 791 and 824 employees at September 30, 1998 and 1997, respectively. NJNG had 466 and 495 union employees at September 30, 1998 and 1997, respectively. In December 1997, NJNG reached agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.25%, 3% and 3%, effective December 3, 1997 and December 8, 1998 and 1999, respectively.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
Office(1)                          Name                    Age     an Officer
---------                          ----                    ---     ----------
Chairman, President and
 Chief Executive Officer           Laurence M. Downes      41      1/86

Senior Vice President, General
 Counsel and Corporate Secretary   Oleta J. Harden         49      6/84

Senior Vice President and
 Chief Financial Officer           Glenn C. Lockwood       37      1/90

Vice President,
 Market Development                Eva I. Szakal           50      6/97

(1)  All terms of office are one year.

  There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
               Chairman, President and Chief Executive Officer

  Mr. Downes has held the position of Chairman since September 1996. He held the position of President and Chief Executive officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer. Additional information concerning Mr. Downes' appears at page 6 in, and is incorporated herein by reference from, the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 27, 1999, which was filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on December 22, 1998.

                                 Oleta J. Harden
        Senior Vice President, General Counsel and Corporate Secretary

  Mrs. Harden has held her present position since January 1987, except for the position of General Counsel which she has held since April 1996.

                                Glenn C. Lockwood
              Senior Vice President and Chief Financial Officer

  Mr. Lockwood has held the position of Senior Vice President since January 1996. He has held the position of Chief Financial Officer since September 1995. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer. In December 1997, Mr. Lockwood (along with three other current or former officers of the Company) entered into a settlement with the SEC in which he consented without admitting or denying the SEC's findings, to an administrative order finding that he was a cause of the Company not fully complying with Section 13(a) of the Securities Exchange Act of 1934 in connection with the Company's reporting of certain 1992 Company subsidiary transactions. No fines or monetary penalties were imposed on him nor was his ability to act as an officer or director of a public company otherwise limited.

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

  NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and appliance service operations and administrative offices. NJNG leases its headquarters facilities in Wall Township, customer service offices located in Asbury Park and Wall Township, Monmouth County and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing and other functions. NJNG also owns an equipment storage facility in Long Branch, Monmouth County.

  Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-nine supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $238 million at September 30, 1998. In addition, under the terms of its Indenture, NJNG could have issued approximately $252 million of additional first mortgage bonds as of September 30, 1998. In January 1998, NJNG issued variable rate Series EE and Series FF Bonds for $9.5 million and $15 million, respectively, due 2028 under its Indenture. The proceeds were used to redeem the $9.5 million 7.05% Series T and the $15 million 7.25% Series U Bonds on March 1, 1998. In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C. Also in April 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds.

Energy Holdings

  Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline located from the Canadian border in upstate New York to Long Island.

NJR Development Corporation  (All properties are in New Jersey)

  At September 30, 1998, CR&R owned 183 acres of undeveloped land and two fully-occupied buildings. The buildings consisted of 25,000 square feet of commercial office and mixed-use commercial/industrial space.

  See Item 1. Business - NJR Development Corporation for a description of the sale of CR&R's properties. See Item 1. Environment for a discussion of regulatory matters concerning one of the business parks.

Capital Expenditure Program

   See MD&A - Liquidity and Capital Resources in the Company's 1998 Annual Report for a discussion of the Company's anticipated 1999 and 2000 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a. Gas Remediation

  NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owner. NJNG is currently involved in administrative proceedings with the NJDEP and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or

Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

  Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. See Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1998 Annual Report for a discussion of the regulatory treatment of gas remediation costs.

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

b. South Brunswick Asphalt, L.P.

  NJNG has been named a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 through 1983 by an affiliate of SBA (Seal Tite, Inc.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. These applications are currently under review by NJDEP. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of the applications. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations.

c. BPU Inquiry

  On August 4, 1998, NJNG was informed by the BPU that the Audit Division staff had concluded an informal review of certain gas purchases made by NJNG from 1989 to 1995, including purchases relating to the Freehold cogeneration project, and was recommending that its conclusions be referred to the BPU's counsel for a determination of whether any of the BPU's statutes or regulations may have been violated. The Company has not been informed of the results of that referral. The Company and NJNG are currently in discussions with senior staff of the BPU concerning a possible resolution of the open audits and related BPU docket items, including those related to the subject matter of the Audit Division staff's informal review and the proper disposition of any proceeds NJNG may receive from a settlement with the owners of the Freehold cogeneration project. Although the Company cannot currently predict the outcome of such discussions, management does not believe that a resolution of these matters as a whole would have a material adverse effect on the Company's consolidated financial condition or results of operations.

d. Various

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General; - Gas Supply; - Energy Deregulation Legislation; - Regulation and Rates; - Competition," "Environment" and "Legal Proceedings", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact financial results and capital requirements for fiscal 1999 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions, and demographic changes in NJNG's service territory, fluctuations in energy commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the ability to extend certain fuel management contracts, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                                     PART II

  Information for Items 5 through 9 of this report appears below or in the Company's 1998 Annual Report as indicated on the following table and is incorporated herein by reference, as follows:

                                                                  Annual Report
                                                                      Page
ITEM 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters

          Market Information - Exchange                        Inside back cover
                             - Stock Prices & Dividends                 23
          Dividend Restrictions                                         37
          Holders of Common Stock - 17,735 Shareowner accounts

ITEM 6.   Selected Financial Data                                       22

ITEM 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations              24-29

ITEM 8    Financial Statements and Supplementary Data                   30-42

ITEM 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure  -  None

                                    PART III

Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 27, 1999, which was filed with the SEC pursuant to Regulation 14A on December 22, 1998.
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


    (a)(1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1998 Annual Report, are incorporated by reference in Item 8 above:

   Consolidated Balance Sheets as of September 30, 1998 and 1997

   Consolidated  Statements of Income for the Years Ended  September 30, 1998,
    1997 and 1996

   Consolidated  Statements  of Cash Flows for the Years Ended  September  30,
    1998, 1997 and 1996

   Consolidated Statements of Capitalization as of September 30, 1998 and 1997

   Consolidated Statements of Common Stock Equity for the Years Ended September 30, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements

   Independent Auditors' Report

       (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 18.

       (3) Exhibits - See Exhibit Index on page 22.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                            Page


       Schedule II - Valuation and qualifying accounts and
       reserves for each of the three years in the period
       ended September 30, 1998                                               19


   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                YEARS ENDED SEPTEMBER 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------
    CLASSIFICATION      BALANCE AT    ADDITIONS        OTHER           BALANCE
                        BEGINNING     CHARGED TO                      AT END OF
                         OF YEAR       EXPENSE                           YEAR
--------------------------------------------------------------------------------
 ($000)
1998:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts       $1,527        $1,755        $(1,375)(1)        $1,907
                         ======        ======        =======            ======
 Materials and Supplies  $  502        $  400        $  (551)(2)        $  351
                         ======        ======        =======            ======

1997:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts         $878        $3,023        $(2,374) (1)      $1,527
                           ====        ======        =======           ======
 Materials and Supplies    $182          $320              -           $  502
                           ====        ======        =======           ======

1996:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts         $422        $1,732        $(1,276) (1)      $  878
                           ====        ======        =======           ======
 Materials and Supplies    $172             -            $10  (2)      $  182
                           ====        ======        =======           ======


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

                                                NEW JERSEY RESOURCES CORPORATION
                                                          (Registrant)

Date:  December 23, 1998                        By:/s/Glenn C. Lockwood
                                                   --------------------------
                                                   Glenn C. Lockwood
                                                   Senior Vice President and
                                                   Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 23, 1998 /s/ Laurence M. Downes      Dec. 23, 1998 /s/ Lester D. Johnson
             -----------------------                   -----------------------
             Laurence M. Downes                        Lester D. Johnson
             Chairman, President and                   Director
             Chief Executive Officer

Dec. 23, 1998 /s/ Glenn C. Lockwood       Dec. 23, 1998 /s/ Dorothy K. Light
             ----------------------                    ---------------------
             Glenn C. Lockwood                         Dorothy K. Light
             Senior Vice President and                 Director
             Chief Financial Officer
             (Principal Accounting
             Officer)

Dec. 23, 1998 /s/ Nina Aversano           Dec. 23, 1998 /s/ Charles G. Stalon
             ------------------                        ----------------------
             Nina Aversano                             Charles G. Stalon
             Director                                  Director

Dec. 23, 1998 /s/ Bruce G. Coe            Dec. 23, 1998 /s/ John J. Unkles, Jr.
             -----------------                         ------------------------
             Bruce G. Coe                              John J. Unkles, Jr.
             Director                                  Director

Dec. 23, 1998 /s/ Leonard S. Coleman      Dec. 23, 1998 /s/ Gary W. Wolf
             -----------------------                   -----------------------
             Leonard S. Coleman                        Gary W. Wolf
             Director                                  Director

Dec. 23, 1998 /s/ Joe B. Foster           Dec. 23, 1998 /s/ George R. Zoffinger
             ------------------                        -----------------------
             Joe B. Foster                             George R. Zoffinger
             Director                                  Director

Dec. 23, 1998 /s/ Hazel S. Gluck
             -------------------
             Hazel S. Gluck
             Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



To The Shareholders and Board of Directors of New Jersey Resources
Corporation:

We consent to the incorporation by reference in Registration Statements No. 33-52409 and 333-59013 on Form S-8 and No. 33-57711 on Form S-3 of New Jersey Resources Corporation of our report dated October 29, 1998, incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1998.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 23, 1998

                                  EXHIBIT INDEX

          Reg. S-K                                                           Previous Filing
Exhibit   Item 601                                                     Registration
No.       Reference               Document Description                 Number             Exhibit
3-1          3        Restated Certificate of Incorporation of the     Note (8)             3-1
                      Company, as amended

3-2                   By-laws of the Company, as presently in effect   333-59013            5-1

4-1          4        Specimen Common Stock Certificates               33-21872             4-1

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

4-2F                  Twenty-Third Supplemental Indenture,             Note (6)             4-2W
                      dated as of August 15, 1994

4-2G                  Twenty-Fourth Supplemental Indenture,            Note (6)             4-2X
                      dated as of October 1, 1994

4-2H                  Twenty-Fifth Supplemental Indenture,             Note (7)             4-2Y
                      dated as of July 15, 1995

4-2I                  Twenty-Sixth Supplemental Indenture,             Note (7)             4-2Z
                      dated as of October 1, 1995

4-2J                  Twenty-Seventh Supplemental Indenture,           Note (9)             4-2J
                      dated as of September 1, 1997

                                  EXHIBIT INDEX

          Reg. S-K                                                                 Previous Filing
Exhibit   Item 601                                                           Registration
No.       Reference             Document Description                         Number              Exhibit
---       ---------             --------------------                         ------              -------
4-2K                  Twenty-Eighth Supplemental Indenture,
                      dated as of January 1, 1998 (filed herewith)

4-2L                  Twenty-Ninth Supplemental Indenture,
                      dated as of April 1, 1998 (filed herewith)

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

4-5A                  Dated as of August 29, 1995                            Note (8)            4-5A

4-5B                  Dated as of April 2, 1996                              Note (8)            4-5B

4-5C                  Dated as of September 10, 1996                         Note (8)            4-5C

4-5D                  Dated as of September 26, 1997                         Note (9)            4-5D

4-6                   Revolving Credit Agreement between New Jersey          Note (8)            4-6
                      Resources Corporation and Societe Generale,
                      dated August 25, 1996

4-6A                  Dated as of September 30, 1997                         Note (9)            4-6A

4-6B                  Dated as of September 30, 1998 (filed herewith)

4-7                   Revolving Credit and Term Loan Agreement               Note (3)            4-7
                      between New Jersey Resources Corporation
                      and PNC Bank, successor to Midlantic Bank, N.A.,
                      dated December 20, 1990

4-7A                  Dated as of January 31, 1997                           Note (9)            4-7A

4-7B                  Dated as of January 31, 1998 (filed herewith)

4-8                   Revolving Credit Agreement between New Jersey          Note (8)            4-8
                      Resources Corporation and Union Bank of
                      Switzerland, dated August 27, 1996

                                  EXHIBIT INDEX

          Reg. S-K                                                                 Previous Filing
Exhibit   Item 601                                                           Registration
No.       Reference             Document Description                         Number              Exhibit
---       ---------             --------------------                         ------              -------
4-9                   Credit Agreement between New Jersey Resources          Note (3)            4-9
                      Corporation and Morgan Guaranty Trust Company of
                      New York, successor to J.P. Morgan Delaware,
                      dated August 1, 1991

4-9A                  Dated September 1, 1993                                Note (9)            4-9A

4-9B                  Dated January 9, 1995                                  Note (9)            4-9B

4-9C                  Dated July 1, 1996                                     Note (9)            4-9C

4-9D                  Dated August 30, 1997                                  Note (9)            4-9D

4-9E                  Dated September 14, 1998 (filed herewith)

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

                                 EXHIBIT INDEX



          Reg. S-K                                                                  Previous Filing
Exhibit   Item 601                                                           Registration
No.       Reference             Document Description                         Number               Exhibit
---       ---------             --------------------                         ------               -------
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

10-10                 Long-term Incentive Compensation Plan                  Company's proxy
                      as amended                                             statement on 14A
                                                                             for the 1996 Annual
                                                                             Meeting

10-12                 Employment Continuation Agreement of Laurence          Note (8)             10-12
                      M. Downes dated June 5, 1996

10-12A                Amendment dated as of December 1, 1997                 Note (9)             10-12A

10-12B                Revised Schedule of Officer Employee Continuation      Note (9)             10-12B
                      Agreements

10-13                 Agreements between NJNG and Alberta Northeast          Note (4)             10-13
                      Gas Limited, dated February 7, 1991

10-14                 Agreement between NJNG and Iroquois Gas                Note (4)             10-14
                      Transmission System, L.P., dated February 7, 1991

10-15                 Agreements between NJNG and CNG Transmission           Note (8)             10-15
                      Corporation,

10-15A                Dated December 1, 1993                                 Note (8)             10-15A

10-15B                Dated December 1, 1993, as amended                     Note (8)             10-15B
                      December 21, 1995

13-1      13          1998 Annual Report to Stockholders. Such
                      Exhibit includes only those portions thereof
                      which are expressly incorporated by reference
                      in this Form 10-K (filed herewith)

21-1      21          Subsidiaries of the Registrant (filed herewith)

23-1      23          Independent Auditors' Consent and Report on Schedule (filed herewith)
                      See page 21

27-1      27          Financial Data Schedule (filed herewith)

Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359
Note (9) 1997 Form 10-K File No. 1-8359