Form 10-Q
period 1998-12-31
NEW JERSEY RESOURCES CORP
filed 1999-02-12
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998   Commission file number 1-8359

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

                                   YES: X NO:

The number of shares outstanding of $2.50 par value Common Stock as of February 5, 1999 was 17,895,018.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
(Thousands, except per share data)                         1998           1997
                                                         --------       --------
OPERATING REVENUES ...............................       $244,590       $220,395
                                                         --------       --------
OPERATING EXPENSES
  Gas purchases ..................................        176,337        155,075
  Operation and maintenance ......................         21,137         20,217
  Depreciation and amortization ..................          7,399          7,057
  Energy and other taxes .........................         10,480         12,899
  State income taxes .............................          2,325            457
  Federal income taxes ...........................          6,941          5,928
                                                         --------       --------
Total operating expenses .........................        224,619        201,633
                                                         --------       --------
OPERATING INCOME .................................         19,971         18,762
Other income, net ................................            552          1,318
Interest charges, net ............................          5,280          5,467
                                                         --------       --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS ..........         15,243         14,613
Preferred stock dividends ........................             91            397
                                                         --------       --------
NET INCOME .......................................       $ 15,152       $ 14,216
                                                         ========       ========
EARNINGS PER COMMON SHARE
         BASIC ...................................       $    .85       $    .80
                                                         ========       ========
         DILUTED .................................       $    .84       $    .79
                                                         ========       ========
DIVIDENDS PER COMMON SHARE .......................       $    .42       $    .41
                                                         ========       ========
AVERAGE SHARES OUTSTANDING
         BASIC ...................................         17,844         17,844
                                                         ========       ========
         DILUTED .................................         17,963         17,938
                                                         ========       ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
(Thousands)                                                  1998         1997
                                                           --------    --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net income ..........................................   $ 15,152    $ 14,216
   Adjustments to reconcile net income to cash flows
    Depreciation and amortization ......................      7,399       7,057
    Amortization of deferred charges ...................        770         562
    Deferred income taxes ..............................      6,118       5,615
    Changes in working capital .........................    (25,615)    (39,288)
    Other, net .........................................       (893)     (4,439)
                                                           --------    --------
Net cash flows from (used in) operating activities .....      2,931     (16,277)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt ........................      6,800      13,500
   Proceeds from common stock ..........................      2,317          13
   Payments of long-term debt ..........................         --     (20,500)
   Payments of preferred stock .........................    (20,000)         --
   Purchase of treasury stock ..........................       (129)     (1,300)
   Payments of common stock dividends ..................     (7,304)     (7,161)
   Net change in short-term debt .......................     32,300      29,340
                                                           --------    --------
Net cash flows from financing activities ...............     13,984      13,892
                                                           --------    --------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
   Expenditures for
    Utility plant ......................................    (11,038)     (9,079)
    Real estate properties .............................        (23)       (634)
    Cost of removal ....................................     (1,052)       (535)
   Proceeds from sale of assets ........................         --      15,200
                                                           --------    --------
Net cash flows (used in) from investing activities .....    (12,113)      4,952
                                                           --------    --------
Net change in cash and temporary investments ...........      4,802       2,567
Cash and temporary investments at September 30 .........      2,476       5,467
                                                           --------    --------
Cash and temporary investments at December 31 ..........   $  7,278    $  8,034
                                                           ========    ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
   Receivables .........................................   $(83,528)   $(65,530)
   Inventories .........................................     14,887      (3,685)
   Deferred gas costs ..................................      9,037      (1,286)
   Accounts payable ....................................    (11,546)     (6,144)
   Purchased gas .......................................     40,553      34,217
   Prepaid and accrued taxes, net ......................     11,359      12,740
   Customers' credit balances and deposits .............        556      (4,381)
   Other, net ..........................................     (6,933)     (5,219)
                                                           --------    --------
Total ..................................................   $(25,615)   $(39,288)
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
    Interest (net of amounts capitalized) ..............   $  6,545    $  6,251
    Income taxes .......................................   $  1,737          --

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,
                                                 1998           1998           1997
(Thousands)                                   (unaudited)                   (unaudited)
                                              -----------    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at cost ..................   $   906,070    $   895,321    $   863,339
  Real estate properties, at cost .........        24,513         24,490         23,515
                                              -----------    -----------    -----------
                                                  930,583        919,811        886,854
  Accumulated depreciation and amortization      (245,767)      (239,814)      (224,617)
                                              -----------    -----------    -----------
  Property, plant and equipment, net ......       684,816        679,997        662,237
                                              -----------    -----------    -----------
CURRENT ASSETS
  Cash and temporary investments ..........         7,278          2,476          8,034
  Construction fund .......................        16,000         16,000             --
  Customer accounts receivable ............       111,295         48,805         88,073
  Unbilled revenues .......................        24,548          3,795         29,888
  Allowance for doubtful accounts .........        (1,622)        (1,907)        (2,508)
  Gas in storage, at average cost .........        37,686         52,797         37,841
  Materials and supplies, at average cost .         4,070          3,846          5,441
  Deferred gas costs ......................         5,249         16,589          5,659
  Prepaid state taxes .....................           568         11,752            133
  Other ...................................        11,618          7,324         12,240
                                              -----------    -----------    -----------
  Total current assets ....................       216,690        161,477        184,801
                                              -----------    -----------    -----------
DEFERRED CHARGES AND OTHER
  Equity investments ......................         8,856          9,196          6,720
  Regulatory assets .......................        40,553         40,297         38,413
  Long-term deferred gas costs ............        24,136         21,833         30,043
  Other ...................................        33,753         30,218         17,487
                                              -----------    -----------    -----------
  Total deferred charges and other ........       107,298        101,544         92,663
                                              -----------    -----------    -----------
  Total assets ............................   $ 1,008,804    $   943,018    $   939,701
                                              ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                DECEMBER 31,    SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1998              1997
(Thousands)                                     (unaudited)                       (unaudited)
                                                ----------       ----------       ----------
CAPITALIZATION
  Common stock equity ...................       $  301,229       $  290,804       $  286,327
  Redeemable preferred stock ............              640           20,640           20,760
  Long-term debt ........................          333,541          326,741          284,407
                                                ----------       ----------       ----------
  Total capitalization ..................          635,410          638,185          591,494
                                                ----------       ----------       ----------
CURRENT LIABILITIES
  Current maturities of long-term debt ..            1,957            1,957              138
  Short-term debt .......................           93,000           60,700           77,340
  Purchased gas .........................           88,014           47,461           92,096
  Accounts payable and other ............           18,160           29,706           22,487
  Dividends payable .....................            7,507            7,304            7,322
  Accrued taxes .........................            7,204            7,029            6,565
  Customers' credit balances and deposits           14,208           13,652            9,145
                                                ----------       ----------       ----------
  Total current liabilities .............          230,050          167,809          215,093
                                                ----------       ----------       ----------
DEFERRED CREDITS
  Deferred income taxes .................           79,877           73,759           69,116
  Deferred investment tax credits .......           10,580           10,628           10,847
  Deferred revenue ......................           19,088           19,375           20,253
  Other .................................           33,799           33,262           32,898
                                                ----------       ----------       ----------
  Total deferred credits ................          143,344          137,024          133,114
                                                ----------       ----------       ----------
  Total capitalization and liabilities ..       $1,008,804       $  943,018       $  939,701
                                                ==========       ==========       ==========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1998 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries -- New Jersey Natural Gas Company (NJNG), NJR Energy Holdings Corporation (Energy Holdings) and NJR Development Company (NJR Development). NJR Energy Services Company (Energy Services), New Jersey Natural Energy Company (Natural Energy) and NJR Energy Corporation (NJR Energy) are wholly-owned subsidiaries of Energy Holdings and Commercial Realty & Resources Corp. (CR&R), is a wholly-owned subsidiary of NJR Development. Significant intercompany accounts and transactions have been eliminated.

3. New Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," which states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The impact of adopting SFAS No. 130 does not have a material effect on either the Company's financial condition or results of operations.

      In June 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" and in February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." These statements will be adopted for the fiscal year ending 1999. It is management's opinion that these statements will not have a material effect on either the Company's financial condition or results of operations. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 1999. The Company is currently evaluating the effects of SFAS No. 133 on its financial condition and results of operations, which will vary based on the Company's use of derivative instruments at the time of adoption.

4. Capitalized Interest

     The Company's capitalized interest totaled $182,000 and $193,000 for the three months ended December 31, 1998 and 1997, respectively.

5.  Legal and Regulatory Proceedings

a.  Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

   In September 1998, NJNG filed with New Jersey Board of Public Utilities (BPU) to extend the current $.1842 per therm LGA billing factor for a 15-month term rather than for 12 months. By using the 15-month LGA billing factor, the Company would move to a calendar year basis for LGA recovery. Further, NJNG proposed a flexible LGA pricing mechanism to transition toward market-based pricing. The 15-month proposal is currently being discussed by the parties to the proceeding. NJNG also requested the collection of $15.8 million of Weather Normalization Clause (WNC) margins accrued but not collected due to the impact of warmer-than-normal weather during fiscal year 1998 and minimal adjustments to its Remediation Adjustment (RA), Demand Side Management Adjustment Clause (DSMAC) and Transportation Education and Implementation charge (TEI) factors.

b. Energy Deregulation Legislation

   The "Electric Discount and Energy Restructuring Act" was signed into law by Governor Whitman on February 9, 1999. The Act includes various provisions relating to natural gas utilities. These provisions provide all customer classes with the ability to choose their natural gas supplier other than their incumbent utility by December 31, 1999. The Act also allows continuation of the utilities role as a gas supplier at least until December 31, 2002, when the BPU must decide whether to make the gas supply function competitive. The Act allows natural gas utilities to stay in competitive services (i.e., appliance services), and customers to choose their provider of account services (i.e., meter reading, billing and collections) by December 31, 2000.

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

e. BPU Inquiry

   In August 1998, NJNG was informed by the BPU that the Audit Division staff had concluded an informal review of certain gas purchases made by NJNG from 1989 to 1995, including purchases relating to the Freehold cogeneration project, and was recommending that its conclusions be referred to the BPU's counsel for a determination of whether any of the BPU's statutes or regulations may have been violated. The Company has not been informed of the results of that referral. The Company and NJNG are currently in discussions with senior staff of the BPU concerning a possible resolution of the open audits and related BPU docket items, including those related to the subject matter of the Audit Division staff's informal review and the proper disposition of any proceeds NJNG may receive from a settlement with the owners of the Freehold cogeneration project. Although the Company cannot currently predict the outcome of such discussions, management does not believe that a resolution of these matters as a whole would have a material adverse effect on the Company's financial condition or results of operations.

f. Combe Fill South Landfill

   NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the district of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of cost expended in connection with and for continuation of the cleanup of the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto, and notifying its insurance carriers. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the rate-making process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

g. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share

     The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 119,874 and 91,636 for the three months ended December 31, 1998 and 1997, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for both the basic and diluted calculation was net income. The impact was a one-cent dilutive effect for both the three months ended December 31, 1998 and 1997.

7. Other

     At December 31, 1998 there were 17,874,296 shares of common stock outstanding and the book value per share was $16.85.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 31, 1998

A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended December 31, 1998 increased by 7% to $15.2 million, compared with $14.2 million for the same period last year. Basic EPS increased 6% to $.85, compared with $.80 last year. Diluted EPS also increased 6% to $.84, compared with $.79 last year. The increase in consolidated earnings was attributed primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, and improved overall unregulated operating results.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                    Three Months Ended
                                                        December 31,
                                                    1998          1997
                                                   -------       -------
                                                        (Thousands)
Gross margin
  Residential and commercial                       $43,679       $41,550
  Firm transportation                                7,159         5,598
  Interruptible                                        148           130
  Off-system and capacity management                 1,321         1,356
                                                   -------       -------
Total gross margin                                 $52,307       $48,634
                                                   =======       =======
Appliance service revenues                         $ 3,057       $ 2,875
                                                   =======       =======
Operating income before federal income taxes       $24,776       $25,119
                                                   =======       =======
Net income                                         $14,118       $13,735
                                                   =======       =======

Gross Margin

     Prior to January 1, 1998, gross margin was defined as gas revenues less gas costs and gross receipts and franchise taxes. Effective January 1, 1998, gross margin is defined as gas revenues less gas costs, sales tax and a transitional energy facilities assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6% of revenue and excludes sales to other utilities, off-system sales and federal accounts. TEFA is calculated on a per therm basis and excludes sales to other utilities and off-system sales.

     State income taxes are included in operating expenses. The revised tax structure allows NJNG to be more competitive with other energy providers, and has not adversely impacted NJNG's net income.

     The comparison of gross margin between periods will be impacted by the state tax change described above.

Residential and Commercial

     Residential and commercial (i.e., firm) gross margin is subject to the WNC, which provides for a revenue adjustment if the weather varies by more than one-half of 1% from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG's earnings due to weather fluctuations.

     Gross margin from sales to firm customers increased by $2.1 million during the first fiscal quarter, compared with the same period last year. The increase was due to the impact of 11,659 customer additions during the twelve months ended December 31, 1998, the impact of the WNC and the aforementioned changes in state taxes which more than offset lower therm sales. Firm sales for the three months of this fiscal year decreased by 13% compared with the same period last year due to 15% warmer weather and the impact of customers switching to firm transportation service, which more than offset customer growth.

     The weather for the three months ended December 31, 1998 was 11% warmer than normal, which, in accordance with the WNC, resulted in $3.8 million of gross margin being accrued for future recovery from customers.

Firm Transportation

     Gross margin from firm transportation increased by $1.6 million, or 28%, reflecting an increase in the number of customers choosing this service. NJNG transported 2.6 billion cubic feet (Bcf) and 2.1 Bcf for the three months ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997 NJNG provided firm transportation service to 28,512 and 8,200 customers, respectively. The growth in the number of firm transportation customers is due primarily to NJNG's residential pilot program which allows up to 40,000 residential customers to change natural gas suppliers. Under this program 24,459 and 4,834 residential customers were using this service at December 31, 1998 and 1997, respectively. The number of transportation customers are expected to grow as customers select other suppliers. Under the new legislation NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

Off-System and Capacity Management

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. Through September 30, 1998, NJNG retained 20% of the gross margin from these sales, with the balance credited to firm sales customers through the LGA clause. Effective October 1, 1998 through December 31, 2001, NJNG will retain 15% of the gross margin from these sales.

     Also effective October 1, 1998, is a new incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio. Any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareowners. Under this program, NJNG retains 40% of the savings for the first 12 months following any transaction and retains 15% for the remaining period through December 31, 2001, with the balances credited to firm sales customers through the LGA clause.

     NJNG's off-system and capacity management sales totaled 38.6 Bcf and generated $1.3 million of gross margin in the first quarter of fiscal 1999, compared with 22.7 Bcf and $1.4 million of gross margin in the same period a year ago. The margin decrease was due primarily to warmer weather, which increased the availability of supply and capacity and resulted in lower margins per therm.

Interruptible

     NJNG services 49 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 3% and 6% of total therm throughput in the three months ended December 31, 1998 and 1997, respectively, they accounted for less than 1% of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

Operating Income Before Federal Income Taxes

     Operating income before income taxes decreased by $343,000, or 1%, in the first quarter of fiscal 1999, compared with the same period last year, primarily due to higher operation and maintenance costs, which were partially offset by customer growth and increased appliance service revenues.

Net Income

     Net income increased by $383,000, or 3%, in the first quarter of fiscal 1999, compared with the same period last year, primarily due to lower preferred stock dividends, which resulted from the redemption of NJNG's $20 million 7.72% series preferred stock in October 1998, and lower interest costs, which more than offset lower operating income before federal taxes.

ENERGY HOLDINGS OPERATIONS

     Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and marketing subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                                            Three Months Ended
                                                                December 31,
                                                           1998            1997
                                                          -------        -------
                                                               (Thousands)
Revenues                                                  $75,406        $52,306
                                                          =======        =======
Operating income before federal income taxes              $ 1,667        $   749
                                                          =======        =======
Net income                                                $   913        $   401
                                                          =======        =======

     Energy Holdings revenues increased for the three months ended December 31, 1998, compared to the same period last year, reflecting primarily higher fuel and capacity management sales. Operating income before federal income taxes and net income increased due primarily to higher margins from daily gas sales and fuel management agreements, partially offset by lower margins from retail sales.

     Energy Service's gas under management totaled 30.5 Bcf and 23.3 Bcf, and retail gas sales totaled 1.9 Bcf and 2.1 Bcf for the three months ended December 31, 1998 and 1997, respectively.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                                         Three Months Ended
                                                             December 31,
                                                      1998                 1997
                                                      ----                 ----
                                                            (Thousands)
Revenues                                             $  251               $  155
                                                     ======               ======
Other income, net                                    $  102               $1,035
                                                     ======               ======
Net income                                           $   27               $  272
                                                     ======               ======

     In 1996, CR&R entered into a sale-leaseback transaction which generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income, net over 25 years in accordance with generally accepted accounting principles. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

     In fiscal 1998, CR&R sold a 280,000 square-foot office building for $15.6 million. Other income, net for the three months ended December 31, 1997, includes $900,000 related to this transaction.

THE YEAR 2000 ISSUE

     The Company's overall goal is to be Year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

     The Company began addressing the Year 2000 issue in 1994 by assessing its enterprise computer systems, such as general ledger, payroll, inventory control, accounts receivable and Customer Information and Billing System (CIS). The majority of these systems have been replaced and have been running the Company's day-to-day computing environment since 1995. The vendor of the software systems notified the Company that the new CIS, installed in August 1997, is Year 2000 compliant and the balance of the systems will be compliant with a scheduled system upgrade that will take place the first half of 1999.

     In 1997, a Year 2000 Project was established to provide leadership and direction to the Year 2000 efforts throughout the Company and its subsidiaries. The project scope was also expanded to include "embedded" systems (such as chart recorders, data loggers and calibration equipment), end-user computing hardware and software, plant and corporate facilities, gas control hardware and software, meter reading equipment and remittance processing equipment, and business relationships with key suppliers and customers. Additionally, the Year 2000 Project includes intelligent devices used in field operations.

     The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are inventory, assessment, remediation, testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in May 1998. The next step, also completed in May 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies are being identified and remediation cost estimates are being developed. The Company will utilize both internal and external resources to remediate and test for Year 2000 readiness. The testing and contingency phases are scheduled to end in September 1999. The Company has initiated formal communications with the suppliers with which it has active contracts to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Key vendors have been mailed surveys regarding their Year 2000 compliance, however not all responses have been received. The Company will continue to pursue its key vendors to obtain their Year 2000 readiness.

Costs

     The capitalized costs through December 31, 1998 of updating its enterprise computer systems, including the CIS described above, was $18 million. The Company expects to incur $6.2 million in 1999 for projects which will also address Year 2000 readiness, of which $5.9 million is for new software and hardware which the Company expects to capitalize. The costs of the projects and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risk Assessment

     At this time, the Company believes its most reasonably likely worst case scenario is a temporary disruption of service to its gas customers, including the disruptions caused by key vendors on which the Company relies for its gas deliveries. In particular, the Company believes that most of the gas movement components can be manually controlled. The Company has been informed that its major gas supplier will have staff standing by at the time of transition. The Company is assessing the risk of these scenarios and is formulating contingency plans, currently scheduled to be completed during the second quarter of 1999, to mitigate the potential impact.

Contingency Plans

     Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. The work on the contingency plan is focusing primarily on high priority items that affect customer safety, continuation of service and revenue. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers. The Company's Year 2000 project is designed to provide corrective action with respect to Year 2000 risks. If the plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $105 million. At December 31, 1998, $66.1 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $120 million.

     Remaining fiscal 1999 construction expenditures are estimated at $43 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation and the issuance of short-term and long-term debt. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of approximately 50%, which is consistent with maintaining its current short-term and long-term credit ratings.

ENERGY HOLDINGS

     Energy Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 1999.

NJR DEVELOPMENT

     CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, developing existing acreage and additional investments to preserve the value of its existing real estate holdings. CR&R does not currently expect any significant capital expenditures or external financing requirements in fiscal 1999.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has entered into fixed-price sales contracts with wholesale customers for an aggregate of approximately 3.49 Bcf of natural gas at prices ranging from $1.75 to $2.56 per Mmbtu. Energy Services has also hedged its commitments to purchase natural gas for the retail customers of Natural Energy and hedged purchases and sales of storage gas. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 30.9 Bcf of natural gas to a gas marketing company at prices ranging from $2.43 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

    NJNG entered into futures contracts to buy and sell 5.1 Bcf of natural gas through October 1999 at prices ranging from $1.900 to $2.655 per Mmbtu, and as of December 31, 1998, NJNG had a deferred unrealized loss of approximately $1.8 million from these contracts.

    As of December 31, 1998, Energy Services had entered into futures contracts to buy 11.3 Bcf of natural gas through December 2000, at prices ranging from $1.76 to $2.64 per Mmbtu, and had a deferred unrealized loss of $2.7 million from these futures contracts. Energy Services also entered into natural gas swap agreements in order to hedge its risks on 4.49 Bcf of natural gas. As of December 31, 1998, Energy Services had a deferred unrealized loss of approximately $813,000 from these swap agreements. Energy Services also held put options for .4 Bcf at a strike price of $1.75 on which it had an unrealized loss of $5,800 at December 31, 1998.

    NJR Energy has hedged both its price and physical delivery risks associated with its long-term, fixed-price sales contract with a gas marketing company (the "Gas Sale Contract"). To hedge its price risk, NJR Energy entered into two swap agreements. Under the terms of these two swap agreements, NJR Energy will pay to the counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by the counterparties of an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. The swap agreements were effective as of November 1995. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contract. NJR

Energy has agreed to pay this second gas marketing company the identical floating price it receives under the swap agreements mentioned above.

    To manage these instruments, the Company has well-defined risk management policies and procedures, which include volumetric limits and monetary guidelines.

    All of the futures contracts, options and swap agreements described above are held for hedging, rather than trading purposes. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements. With respect to natural gas futures contracts as of December 31, 1998, in the event of a hypothetical 10 percent change in natural gas prices, the value of the Company's contracts would change by approximately $2.1 million. With respect to natural gas swap agreements as of December 31, 1998, in the event of a hypothetical 10 percent change in natural gas prices, the value of such agreements would change by approximately $509,000 (in addition to the deferred unrealized loss of approximately $813,000 discussed above). However, any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's interest expense, net of tax, would change by $242,000. The Company also has variable rate debt of $59.3 million, of which $15 million is hedged through an interest rate swap agreement which fixes interest at 9.5% through June 1999. According to the Company's sensitivity analysis, if interest rates were to change by 100 basis points on the remaining $44.3 million, interest expense, net of tax, would change by $301,000. Subsequent to the expiration of the interest rate swap agreement in June 1999, a 100 basis point change would result in an additional $89,000 annual change in interest expense, net of tax.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, expected disposition of legal and regulatory proceedings, effect of new accounting standards and impact of the Year 2000 computer issue, are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 Legal and Regulatory Proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

           On January 27, 1999, the stockholders voted upon the following matters at the annual stockholder meeting.

           (a) The election of four (4) directors, each to serve for three-year terms expiring in 2002, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

           Director                                      For                 Withheld
           --------                                      ---                 --------
           Nina Aversano                                 14,417,769          123,720
           Leonard S. Coleman                            14,408,362          133,127
           Lester D. Johnson                             14,422,026          119,463
           Dorothy K. Light                              14,417,668          123,821

           (b) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1999. The votes were as follows:

              For                  Against                  Abstain
            14,392,037              78,743                  70,709

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1  Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW JERSEY RESOURCES CORPORATION

    Date:  February 12, 1999                    /s/Glenn C. Lockwood
                                                ---------------------------
                                                   Glenn C. Lockwood
                                                   Senior Vice President
                                                   and Chief Financial Officer