Form 10-Q
period 1999-03-31
NEW JERSEY RESOURCES CORP
filed 1999-05-13
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999     Commission file number 1-8359

                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                                       22-2376465
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


  1415 WYCKOFF ROAD, WALL, NEW JERSEY - 07719             732-938-1480
   (Address of principal executive offices)      Registrant's telephone number,
                                                       including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             YES: [X]    NO: [ ]



The number of shares outstanding of $2.50 par value Common Stock as of May 6, 1999 was 17,915,549.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,
                                            1999                1998                1999                1998
--------------------------------------------------------------------------------------------------------------
                                                           (Thousands, except per share data)
OPERATING REVENUES ...........            $327,315            $266,586            $571,905            $486,981
                                          --------            --------            --------            --------
OPERATING EXPENSES
 Gas purchases ...............             229,419             174,922             405,756             329,997
 Operation and maintenance ...              21,132              19,853              42,269              40,070
 Depreciation and amortization               7,401               7,058              14,800              14,115
 Energy and other taxes ......              16,032              14,134              26,512              27,033
 State income taxes ..........               4,632               4,528               6,957               4,985
 Federal income taxes ........              13,657              13,006              20,598              18,934
                                          --------            --------            --------            --------
  Total operating expenses ...             292,273             233,501             516,892             435,134
                                          --------            --------            --------            --------
OPERATING INCOME .............              35,042              33,085              55,013              51,847
Other income, net ............                 346                 457                 898               1,775
Interest charges, net ........               5,041               4,635              10,321              10,102
                                          --------            --------            --------            --------
INCOME BEFORE PREFERRED STOCK
DIVIDENDS ....................              30,347              28,907              45,590              43,520
Preferred stock dividends ....                  10                 396                 101                 793
                                          --------            --------            --------            --------
NET INCOME ...................            $ 30,337            $ 28,511            $ 45,489            $ 42,727
                                          ========            ========            ========            ========
EARNINGS PER COMMON SHARE
         BASIC ...............            $   1.70            $   1.61            $   2.55            $   2.40
                                          ========            ========            ========            ========
         DILUTED .............            $   1.69            $   1.60            $   2.53            $   2.39
                                          ========            ========            ========            ========
DIVIDENDS PER COMMON SHARE ...            $    .42            $    .41            $    .84            $    .82
                                          ========            ========            ========            ========
AVERAGE SHARES OUTSTANDING
         BASIC ...............              17,869              17,763              17,856              17,804
                                          ========            ========            ========            ========
         DILUTED .............              17,976              17,871              17,972              17,903
                                          ========            ========            ========            ========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED
                                                                       MARCH 31,
                                                                1999                 1998
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................            $ 45,489             $ 42,727
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................              14,800               14,115
  Amortization of deferred charges ...............               1,653                  421
  Deferred income taxes ..........................               2,049                2,988
  Change in working capital ......................              20,441              (30,500)
  Other, net .....................................              (2,314)              (6,100)
                                                              --------             --------
Net cash flows from operating activities .........              82,118               23,651
                                                              --------             --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt ....................                  --               46,345
 Proceeds from common stock ......................               3,064                2,159
 Payments of long-term debt ......................              (7,377)             (38,045)
 Repurchase of treasury stock ....................              (1,989)              (6,409)
 Payments of common stock dividends ..............             (14,811)             (14,484)
 Payments of preferred stock .....................             (20,000)                  --
 Net change in short-term debt ...................              (6,600)                (580)
                                                              --------             --------
Net cash flows used in financing activities ......             (47,713)             (11,014)
                                                              --------             --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................             (22,951)             (18,538)
  Real estate properties .........................                 (89)              (1,541)
  Equity investments and other ...................                  --               (5,248)
  Cost of removal ................................              (2,008)              (1,587)
 Proceeds from asset sales .......................                  --               15,600
                                                              --------             --------
Net cash flows used in investing activities ......             (25,048)             (11,314)
                                                              --------             --------
Net change in cash and temporary investments .....               9,357                1,323
Cash and temporary investments at September 30 ...               2,476                5,467
                                                              --------             --------
Cash and temporary investments at March 31 .......            $ 11,833             $  6,790
                                                              ========             ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................            $(92,926)            $(85,197)
 Inventories .....................................              43,898               16,692
 Deferred gas costs ..............................              42,493               15,926
 Purchased gas ...................................              18,856                1,134
 Prepaid and accrued taxes, net ..................              26,608               35,478
 Customers' credit balances and deposits .........              (8,042)             (10,354)
 Accounts Payable ................................              (7,692)              (1,478)
 Other, net ......................................              (2,754)              (2,701)
                                                              --------             --------
Total ............................................            $ 20,441             $(30,500)
                                                              ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........            $ 10,102             $  8,966
 Income taxes ....................................            $ 10,292             $  3,946


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-------------------------------------------------------------------------------------------------------------
                                                        MARCH 31,           SEPTEMBER 30,           MARCH 31,
                                                          1999                  1998                  1998
                                                      (unaudited)                                  (unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                             (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant ...........................            $ 917,713             $ 895,321             $ 871,755
  Real estate properties ..................               24,579                24,490                24,421
                                                       ---------             ---------             ---------
                                                         942,292               919,811               896,176
  Accumulated depreciation and amortization             (251,736)             (239,814)             (229,756)
                                                       ---------             ---------             ---------
   Property, plant and equipment, net .....              690,556               679,997               666,420
                                                       ---------             ---------             ---------

CURRENT ASSETS
  Cash and temporary investments ..........               11,833                 2,476                 6,790
  Construction fund .......................               16,000                16,000                    --
  Customer accounts receivable ............              129,815                48,805               123,375
  Unbilled revenues .......................               17,540                 3,795                14,459
  Allowance for doubtful accounts .........               (2,189)               (1,907)               (2,728)
  Gas in storage, at average cost .........                8,825                52,797                17,754
  Materials and supplies, at average cost .                3,920                 3,846                 5,151
  Deferred gas costs ......................                6,129                16,589                18,766
  Prepaid state taxes .....................                   --                11,752                    --
  Other ...................................                7,092                 7,324                 9,722
                                                       ---------             ---------             ---------
   Total current assets ...................              198,965               161,477               193,289
                                                       ---------             ---------             ---------

DEFERRED CHARGES AND OTHER
  Equity investments ......................                9,009                 9,196                 7,107
  Regulatory assets .......................               40,726                40,297                38,283
  Long-term deferred gas costs ............                   --                21,833                    --
  Other ...................................               31,379                30,218                23,127
                                                       ---------             ---------             ---------
   Total deferred charges and other .......               81,114               101,544                68,517
                                                       ---------             ---------             ---------

         Total assets .....................            $ 970,635             $ 943,018             $ 928,226
                                                       =========             =========             =========


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------------------
                                                      MARCH 31,         SEPTEMBER 30,         MARCH 31,
                                                        1999                1998                1998
                                                      (unaudited)                           (unaudited)
------------------------------------------------------------------------------------------------------
                                                                        (Thousands)
CAPITALIZATION
  Common stock equity ....................            $322,067            $290,804            $306,799
  Redeemable preferred stock .............                 640              20,640              20,760
  Long-term debt .........................             319,364             326,741             299,635
                                                      --------            --------            --------
   Total capitalization ..................             642,071             638,185             627,194
                                                      --------            --------            --------

CURRENT LIABILITIES
  Current maturities of long-term debt ...               1,957               1,957                 137
  Short-term debt ........................              54,100              60,700              47,420
  Purchased gas ..........................              66,317              47,461              59,013
  Accounts payable and other .............              22,014              29,706              27,154
  Dividends payable ......................               7,510               7,304               7,287
  Accrued taxes ..........................               6,995               7,029              35,941
  Customers' credit balances and deposits                5,610              13,652               3,172
                                                      --------            --------            --------
   Total current liabilities .............             164,503             167,809             180,124
                                                      --------            --------            --------

DEFERRED CREDITS
  Deferred income taxes ..................              90,698              73,759              59,718
  Deferred investment tax credits ........              10,532              10,628              10,818
  Deferred revenue .......................              18,810              19,375              19,962
  Long-term deferred gas costs ...........              10,200                  --                  --
  Other ..................................              33,821              33,262              30,410
                                                      --------            --------            --------
   Total deferred credits ................             164,061             137,024             120,908
                                                      --------            --------            --------

      Total capitalization and liabilities            $970,635            $943,018            $928,226
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

      In June 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" and in February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." These statements will be adopted by the Company for the fiscal year ending September 30, 1999. It is management's opinion that these statements will not have a material effect on either the Company's financial condition or results of operations. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 1999. The Company is currently evaluating the effects of SFAS No. 133 on its financial condition and results of operations, which will vary based on the Company's use of derivative instruments during any given reporting period following the time of adoption.

4. Capitalized Interest

     The Company's capitalized interest totaled $179,000 and $183,000 for the three months ended March 31, 1999 and 1998, respectively, and $361,000 and $376,000 for the six months ended March 31, 1999 and 1998, respectively.

5.  Legal and Regulatory Proceedings

a.  Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

   In September 1998, NJNG filed with New Jersey Board of Public Utilities (BPU) to extend the current $.1842 per therm LGA billing factor for a 15-month term rather than for 12 months. By using the 15-month LGA billing factor, the Company would move to a calendar year basis for LGA recovery. Further, NJNG proposed a flexible LGA pricing mechanism to transition toward market-based pricing. The 15-month proposal is currently being discussed by the parties to the proceeding. NJNG also requested the collection of $15.8 million of Weather Normalization Clause (WNC) margins accrued but not collected due to the impact of warmer-than-normal weather during fiscal year 1998 and minimal adjustments to its Remediation Adjustment (RA), Demand Side Management Adjustment Clause (DSMAC) and Transportation Education and Implementation charge (TEI) factors. NJNG currently expects a decisionon the above matters in the quarter ended June 30, 1999.

b. Energy Deregulation Legislation

   On February 9, 1999 Governor Whitman signed the "Electric Discount and Energy Restructuring Act" (the Act) which provides the foundation for the restructuring of New Jersey's energy markets. Currently, the BPU is holding hearings and accepting written comments on numerous standards and rules to implement the Act before August 1, 1999, which is the mandated start date for electric retail choice.

   Additionally, NJNG has filed pursuant to a BPU order, a rate unbundling on April 30, 1999. Specifically, the filing re-labels its current charges and provides new balancing service options. The filings will not result in any change in overall rates collected by NJNG and it is expected that the BPU will adopt these rates to implement residential choice by December 31, 1999, as required by the Act.

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 1997 over a seven-year period. Recovery of costs incurred for the year ended June 30, 1998 are included in the LGA filing described above. Costs incurred subsequent to June 30, 1998 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

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

d. South Brunswick Asphalt, L.P.

   NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving materials. To this point NJDEP has not formally advised the court whether it will grant or deny SBA's applications. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. Following service of

SBA's amended complaint, NJDEP advised SBA that it intended to deny SBA's permit applications and filed a motion for dismissal of the amended complaint. In March 1999, the court granted NJDEP's motion in part and denied NJDEP's motion in part, and directed SBA to file a more definite statement of its claims for equitable relief against NJDEP, including its request that a mandatory injunction be imposed compelling NJDEP to issue the subject permits. SBA's more definite statement of its claims has not yet been filed. The company does not believe that the ultimate resolution of these matters will have a material adverse affect on its consolidated financial condition or results of operations.

e. BPU Inquiry

   On May 12, 1999 the BPU approved a Stipulation of Settlement (the Stipulation) between the Company, BPU staff and the Ratepayer Advocate resolving several annual LGA audits by the BPU of NJNG's gas purchases from October 1989 to September 1993. Under NJNG's LGA clause all of its gas costs are subject to an annual review and audit. The settlement specifically resolved an informal review by the BPU's Audit Division staff of gas purchases made by NJNG from 1992 to 1995 related to a long-term contract to provide gas supply to the Freehold cogeneration project. Under the terms of the Stipulation, NJNG will create a gas cost recovery subaccount that will be adjusted each year based upon the performance of the long-term contract compared with the corresponding market price for short-term natural gas supply. Initially, NJNG will credit
$4.7 million of the $5.5 million it will receive from a settlement with Freehold to this subaccount, together with the accumulated savings earned to date under the long-term contract. The 4.7 million will also be credited to the Company's LGA clause. In future LGA clause proceedings, no party to the Stipulation can object to NJNG's recovery of its gas purchase costs under the long-term contract unless the adjusted balance in the subaccount becomes negative.

f. Combe Fill South Landfill

   NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the district of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of cost expended in connection with and for continuation of the cleanup of the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto, and notifying its insurance carriers. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

g. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share

     The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 107,617 and 107,783 for the three months ended March 31, 1999 and 1998, respectively, and 116,348 and 99,672 for the six months ended March 31, 1999 and 1998, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for both the basic and diluted calculation was net income. The impact was a one-cent dilutive effect for the three months ended March 31, 1999 as well as the three and six months ended March 31, 1998 and a two-cent dilutive effect for the six months ended March 31, 1999.

7. Long-Term Debt

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C. Also in April 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds. On April 20, 1999, NJNG drew down $3.9 million from the construction fund and issued $3.9 million of its Series GG Bonds.

8. Other

     At March 31, 1999 there were 17,882,251 shares of common stock outstanding and the book value per share was $18.01.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1999


A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended March 31, 1999 increased 6.4% to $30.3 million, compared with $28.5 million for the same period last year. Basic EPS increased 5.6% to $1.70, compared with $1.61 last year. Diluted EPS also increased 5.6% to $1.69, compared with $1.60 last year.

     Consolidated net income for the six months ended March 31,1999 increased 6.5% to $45.5 million, compared with $42.7 million for the same period last year. Basic EPS increased 6.3% to $2.55, compared with $2.40 last year. Diluted EPS increased 5.9% to $2.53, compared with $2.39 last year.

     The increase in consolidated earnings in both the three and six months ended March 31, 1999 was attributed primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, benefits from refinancing activity and improved overall unregulated operating results.


NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                  Three Months Ended                     Six Months Ended
                                                      March 31,                              March 31,
                                               1999               1998                1999                1998
                                             -------            -------            --------            --------
                                                                       (Thousands)
Gross margin
  Residential and commercial                 $64,665            $66,273            $108,344            $107,823
  Firm transportation                         11,240              6,286              18,399              11,884
                                             -------            -------            --------            --------
Total firm margin                             75,905             72,559             126,743             119,707
  Interruptible                                  150                188                 298                 318
  Off-system and capacity release              1,694              1,706               3,015               3,062
                                             -------            -------            --------            --------
Total gross margin                           $77,749            $74,453            $130,056            $123,087
                                             =======            =======            ========            ========
Appliance service revenues                   $ 2,862            $ 2,645            $  5,919            $  5,520
                                             =======            =======            ========            ========
Operating income before federal
   income taxes                              $47,332            $45,290            $ 72,108            $ 70,409
                                             =======            =======            ========            ========
Net income                                   $29,932            $27,900            $ 44,050            $ 41,635
                                             =======            =======            ========            ========

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

Firm Margin

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

     Total firm margin has increased by 5% and 6% for the three and six months ended March 31, 1999, respectively, compared with the same periods last year, reflecting customer growth and margin accrued from the WNC. The weather for the six months ended March 31, 1999 was 8% warmer than normal, which, in accordance with the WNC, resulted in $7.8 million of gross margin being accrued for future recovery from customers. The components in gross margin to firm customers are being impacted by the customers switching from sales service to firm transportation service.

     Gross margin from sales to firm customers decreased $1.6 million, or approximately 2%, and increased $521,000, or less than 1%, for the three and six months ended March 31, 1999, respectively, compared with the same periods last year. The increase in gross margin for the six months ended was due to the impact of 11,802 customer additions during the twelve months ended March 31, 1999, the impact of the WNC and the aforementioned changes in state taxes. Firm sales for the six months of this fiscal year increased by less than 1% compared with the same period last year due to 2% colder weather

     Gross margin from firm transportation increased $5 million, or 79%, and $6.5 million, or 55%, for the three and six months ended March 31, 1999, respectively, compared with the same periods last year. NJNG transported 4.2 billion cubic feet (Bcf) and 6.7 Bcf for the three and six months ended March 31, 1999, respectively, compared with 2.7 Bcf and 4.8 Bcf, in the respective periods last year. At March 31,

1999 and 1998 NJNG provided firm transportation service to 31,334 and 8,587 customers, respectively. The growth in the number of firm transportation customers is due primarily to NJNG's residential pilot program which allows up to 40,000 residential customers to change natural gas suppliers. Under this program 27,051 and 4,865 residential customers were using this service at March 31, 1999 and 1998, respectively. The number of transportation customers are expected to grow as customers select other suppliers. Under the Act, NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.

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

     Also effective October 1, 1998, is a new incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio. Any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareholders. Under this program, NJNG retains 40% of the savings for the first 12 months following any transaction and retains 15% of the savings for the remaining period through December 31, 2001, with the balances credited to firm sales customers through the LGA clause.

     NJNG's off-system and capacity management sales totaled 41.7 Bcf and generated $1.7 million of gross margin, and 80.3 Bcf and $3 million of gross margin, for the three and six months ended March 31, 1999, respectively, compared with 27.9 Bcf and $1.8 million of gross margin, and 50.6 Bcf and $3.2 million of gross margin, in the respective periods last year. The margin decrease was due primarily to the warmer-than-normal weather, which increased the availability of supply and capacity and resulted in lower margins per therm.

Interruptible

     NJNG services 54 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 3% and 5% of total therm throughput in the six months ended March 31, 1999 and 1998, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

Operating Income Before Federal Income Taxes

     Operating income before federal income taxes increased $2 million, or 4.5%, and $1.7 million or 2.4% for the three and six months ended March 31, 1999, respectively, compared with the same periods last year, primarily due to the increase in gross margin discussed above and increased appliance service revenues, which more than offset a 7% increase in operation and maintenance expense.

Net Income

     Net income increased $2 million, or 7.3%, and $2.4 million or 5.8% for the three and six months ended March 31, 1999, respectively, compared with the same periods last year, primarily due the higher operating income and lower preferred stock dividends, which resulted from the redemption of NJNG's $20 million 7.72% series preferred stock in October 1998.

ENERGY HOLDINGS OPERATIONS

     Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and marketing subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                                       Three Months Ended                     Six Months Ended
                                                          March 31,                              March 31,
                                                    1999               1998                1999                1998
                                                  -------            -------            --------            --------
                                                                            (Thousands)
Revenues                                          $84,217            $52,989            $159,623            $105,295
                                                  =======            =======            ========            ========
Operating income before federal income
   Taxes                                          $   916            $   586            $  1,667            $  1,335
                                                  =======            =======            ========            ========
Net income                                        $   433            $   256            $  1,346            $    657
                                                  =======            =======            ========            ========

     Energy Holdings revenues increased for the three and six months ended March 31, 1999, compared to the same periods last year, reflecting primarily higher fuel and capacity management sales. Operating income before federal income taxes and net income increased due primarily to higher margins from daily gas sales and fuel management agreements, partially offset by lower margins from retail sales.

     Energy Service's gas under management totaled 37.8 Bcf and 68.3 Bcf, and retail gas sales totaled 3.1 Bcf and 5 Bcf for the three and six months ended March 31, 1999, respectively, compared with gas under management of 23.7 Bcf and 47 Bcf, and retail gas sales of 2.2 Bcf and 4.3 Bcf in the comparable periods last year.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                               Three Months Ended                 Six Months Ended
                                    March 31,                         March 31,
                              1999             1998            1999              1998
                             -----             ----            ----            ------
                                                    (Thousands)
Revenues                     $ 233             $212            $484            $  367
                             =====             ====            ====            ======
Other income, net            $ 103             $372            $205            $1,407
                             =====             ====            ====            ======
Net income (loss)            $ (10)            $252            $ 17            $  524
                             =====             ====            ====            ======

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

     The decrease in net income for the three and six months ended March 31, 1999 compared with the same periods last year reflect that in fiscal 1998 CR&R sold a 280,000 square-foot office building for $15.6 million which generated other income, net of $269,000 and $900,000 for the three and six months ended March 31, 1998, respectively.

THE YEAR 2000 ISSUE

     The Company's overall goal is to be Year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

     The Company began addressing the Year 2000 issue in 1994 by assessing its enterprise computer systems, such as general ledger, payroll, inventory control, accounts receivable and Customer Information and Billing System (CIS). The majority of these systems have been replaced and have been running the Company's day-to-day computing environment since 1995. The vendor of the software systems notified the Company that the new CIS, installed in August 1997, is Year 2000 compliant and the balance of the systems will be compliant with a scheduled system upgrade that will take place by June of 1999.

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

     The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are inventory, assessment, remediation, testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in May 1998. The next step, also completed in May 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies have been identified and remediation cost estimates developed. The Company is utilizing both internal and external resources to remediate and test for Year 2000 readiness. The testing and contingency phases are scheduled to end in September 1999. The Company has initiated formal communications with the suppliers with which it has active contracts to determine the extent to which the Company is vulnerable to those suppliers failure to remediate their own Year 2000 issues. Key vendors have been mailed surveys regarding their Year 2000 compliance and most responses have been received. The Company will continue to pursue its key vendors to ascertain their Year 2000 readiness.

Costs

     The capitalized costs through March 31, 1999 of updating the Company's enterprise computer systems, including the CIS described above, was $18.6 million. The Company expects to incur $6.2 million in 1999 for projects which will also address year 2000 readiness, of which $5.9 million is for new software and hardware which the Company expects to capitalize. The costs of the projects and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risk Assessment and Contingency Plans

     At this time, the Company believes its most reasonably likely worst case scenario is a temporary disruption of service to its gas customers, including the disruptions caused by key vendors on which the Company relies for its gas deliveries. The Company is assessing the risk of this scenario and is formulating contingency plans, currently scheduled to be completed during the third quarter of 1999, to mitigate the potential impact. In particular, the Company believes that most of the gas movement components can be manually controlled. The Company has been informed that its major gas supplier has very thorough contingency plans, which include staff standing by at the time of transition.

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

     The Company's Year 2000 project is designed to provide corrective action with respect to Year 2000 risks. If the plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an impact.

B.   LIQUIDITY AND CAPITAL RESOURCES`

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $105 million. At March 31, 1999, $52 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $80 million.

     Remaining fiscal 1999 construction expenditures are estimated at $29 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation and the issuance of short-term and long-term debt. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of approximately 50%, which is consistent with maintaining its current short-term and long-term credit ratings.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has entered into fixed-price sales contracts with wholesale customers for an aggregate of approximately 3.96 Bcf of natural gas at prices ranging from $1.76 to $2.54 per Mmbtu. Energy Services has also hedged its commitments to purchase natural gas for the retail customers of Natural Energy and hedged purchases and sales of storage gas. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 29.8 Bcf of natural gas to a gas marketing company at prices ranging from $2.43 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over- the-counter markets generally reflect the national balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

    NJNG entered into futures contracts to buy and sell 10.2 Bcf of natural gas through March 2000 at prices ranging from $1.67 to $2.53 per Mmbtu, and as of March 31, 1999, NJNG had a deferred unrealized gain of approximately $271,000 from these contracts.

    Additionally, through its Financial Risk Management program, NJNG had options on 4.75 Bcf of natural gas at strike prices ranging from $1.70 to $2.25 per Mmbtu on which it had an unrealized gain of $100,000 at March 31, 1999.

    As of March 31, 1999, Energy Services had entered into futures contracts to buy 8.3 Bcf of natural gas through February 2001, at prices ranging from $1.87 to $2.64 per Mmbtu, and had a deferred unrealized loss of $783,000 from these futures contracts. Energy Services also entered into natural gas swap agreements in order to hedge its risks on 3.78 Bcf of natural gas. As of March 31, 1999, Energy Services had a deferred unrealized loss of approximately $172,000 from these swap agreements. Energy Services also held options for .6 Bcf at strike prices of $1.75 to $1.85 on which it had an unrealized loss of $25,000 at March 31, 1999.

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

    All of the futures contracts, options and swap agreements described above are held for hedging, rather than trading purposes. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements. With respect to natural gas futures contracts as of March 31, 1999, in the event of a hypothetical 10 percent change in natural gas prices, the value of the Company's contracts would change by approximately $5.0 million. With respect to natural gas swap agreements as of March 31, 1999, in the event of a hypothetical 10 percent change in natural gas prices, the value of such agreements would change by approximately $404,000 (in addition to the deferred unrealized loss of approximately $172,000 discussed above). However, any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's interest expense, net of tax, would change by $242,000. The Company also has variable rate debt of $52 million, of which $15 million is hedged through an interest rate swap agreement which fixes interest at 9.5% through June 1999. According to the Company's sensitivity analysis, if interest rates were to change by 100 basis points on the remaining $37 million, interest expense, net of tax, would change by $218,000. Subsequent to the expiration of the interest rate swap agreement in June 1999, a 100 basis point change would result in an additional $89,000 annual change in interest expense, net of tax.

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

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 1999 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1  Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NEW JERSEY RESOURCES CORPORATION



    Date:  May 13, 1999                     /s/Glenn C. Lockwood
                                            ---------------------------
                                               Glenn C. Lockwood
                                               Senior Vice President
                                               and Chief Financial Officer