Form 10-Q
period 1999-06-30
NEW JERSEY RESOURCES CORP
filed 1999-08-12
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1999       Commission file number 1-8359



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



                                 YES:   X         NO:
                                      -----           -----

The number of shares outstanding of $2.50 par value Common Stock as of August 5, 1999 was 17,820,900.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                    1999          1998         1999         1998
--------------------------------------------------------------------------------------------------
                                                          (Thousands, except per share data)

OPERATING REVENUES ...........................     $159,486     $113,432     $731,391     $600,413
                                                   --------     --------     --------     --------
OPERATING EXPENSES
 Gas purchases ...............................      119,756       74,089      525,512      404,086
 Operation and maintenance ...................       18,767       18,151       61,036       58,221
 Depreciation and amortization ...............        7,406        7,069       22,206       21,184
 Energy and other taxes ......................        5,842        5,676       32,354       32,709
 State income taxes ..........................          256          289        7,213        5,274
 Federal income taxes ........................          639          403       21,237       19,337
                                                   --------     --------     --------     --------
  Total operating expenses ...................      152,666      105,677      669,558      540,811
                                                   --------     --------     --------     --------
OPERATING INCOME .............................        6,820        7,755       61,833       59,602
Other income, net ............................          677          379        1,575        2,154
Interest charges, net ........................        4,429        4,843       14,750       14,945
                                                   --------     --------     --------     --------

INCOME BEFORE PREFERRED STOCK
 DIVIDENDS ...................................
                                                      3,068        3,291       48,658       46,811

Preferred stock dividends ....................            8          397          109        1,190
                                                   --------     --------     --------     --------

NET INCOME ...................................     $  3,060     $  2,894     $ 48,549     $ 45,621
                                                   ========     ========     ========     ========

EARNINGS PER COMMON SHARE
         BASIC ...............................     $    .17     $    .16     $   2.72     $   2.56
                                                   ========     ========     ========     ========
         DILUTED .............................     $    .17     $    .16     $   2.70     $   2.55
                                                   ========     ========     ========     ========
DIVIDENDS PER COMMON SHARE ...................     $    .42     $    .41     $   1.26     $   1.23
                                                   ========     ========     ========     ========
AVERAGE SHARES OUTSTANDING
         BASIC ...............................       17,888       17,790       17,867       17,799
                                                   ========     ========     ========     ========
         DILUTED .............................       18,005       17,899       17,980       17,902
                                                   ========     ========     ========     ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                          1999            1998
--------------------------------------------------------------------------------
                                                             (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................     $  48,549      $  45,621
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................        22,206         21,184
  Amortization of deferred charges ...............         2,114            617
  Deferred income taxes ..........................         3,263         13,895
  Change in working capital ......................        52,053        (58,585)
  Other, net .....................................        (6,116)        (5,465)
                                                       ---------      ---------
Net cash flows from operating activities .........       122,069         17,267
                                                       ---------      ---------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
 Proceeds from long-term debt ....................         7,800         78,445
 Proceeds from common stock ......................         6,873          4,240
 Payments of long-term debt ......................       (20,077)       (38,045)
 Payments of preferred stock .....................       (20,120)          (120)
 Purchases of treasury stock .....................        (5,855)        (7,789)
 Payments of common stock dividends ..............       (22,321)       (21,770)
 Net change in short-term debt ...................       (27,300)        (5,200)
                                                       ---------      ---------
Net cash flows from (used in) financing activities       (81,000)         9,761
                                                       ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................       (35,251)       (28,029)
  Real estate properties .........................          (256)        (1,648)
  Equity investments and other ...................            --        (11,488)
  Cost of removal ................................        (3,716)        (2,260)
 Proceeds from asset sales .......................         1,900         15,600
                                                       ---------      ---------
Net cash flows used in investing activities ......       (37,323)       (27,825)
                                                       ---------      ---------
Net change in cash and temporary investments .....         3,746           (797)
Cash and temporary investments at September 30 ...         2,476          5,467
                                                       ---------      ---------
Cash and temporary investments at June 30 ........     $   6,222      $   4,670
                                                       =========      =========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................     $ (31,239)     $  (8,020)
 Construction fund ...............................         3,900        (16,000)
 Inventories .....................................        36,222         (5,021)
 Deferred gas costs ..............................        44,673          8,967
 Purchased gas ...................................         4,551        (15,759)
 Prepaid and accrued taxes, net ..................         6,314         (1,563)
 Customers' credit balances and deposits .........        (4,606)        (8,982)
 Accounts payable ................................        (7,050)        (4,256)
 Other, net ......................................          (712)        (7,951)
                                                       ---------      ---------
Total ............................................     $  52,053      $ (58,585)
                                                       =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........     $  16,223      $  15,770
 Income taxes ....................................     $  23,593      $   8,221

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

---------------------------------------------------------------------------------------
                                               JUNE 30,     SEPTEMBER 30,     JUNE 30,
                                                 1999          1998            1998
                                             (unaudited)                    (unaudited)
---------------------------------------------------------------------------------------
                                                             (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant ...........................     $ 929,616      $ 895,321      $ 880,224
 Real estate properties ..................        24,745         24,490         24,528
                                               ---------      ---------      ---------
                                                 954,361        919,811        904,752
 Accumulated depreciation and amortization      (257,027)      (239,814)      (235,089)
                                               ---------      ---------      ---------
  Property, plant and equipment, net .....       697,334        679,997        669,663
                                               ---------      ---------      ---------

CURRENT ASSETS
 Cash and temporary investments ..........         6,222          2,476          4,670
 Construction fund .......................        12,100         16,000         16,000
 Customer accounts receivable ............        81,177         48,805         50,719
 Unbilled revenues .......................         2,631          3,795          8,213
 Allowance for doubtful accounts .........        (1,890)        (1,907)        (2,541)
 Gas in storage, at average cost .........        16,813         52,797         40,422
 Materials and supplies, at average cost .         3,608          3,846          4,196
 Deferred gas costs ......................            --         16,589         14,038
 Prepaid state taxes .....................         9,497         11,752         11,926
 Other ...................................         5,931          7,324          7,872
                                               ---------      ---------      ---------
Total current assets .....................       136,089        161,477        155,515
                                               ---------      ---------      ---------

DEFERRED CHARGES AND OTHER
  Equity investments .....................         9,229          9,196          9,087
  Regulatory assets ......................        42,456         40,297         39,234
  Long-term deferred gas costs ...........            --         21,833         11,687
  Other ..................................        32,202         30,218         34,599
                                               ---------      ---------      ---------
    Total deferred charges and other .....        83,887        101,544         94,607
                                               ---------      ---------      ---------

      Total assets .......................     $ 917,310      $ 943,018      $ 919,785
                                               =========      =========      =========


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------
                                             JUNE 30,      SEPTEMBER 30,          JUNE 30,
                                               1999            1998                 1998
                                           (unaudited)                           (unaudited)
-------------------------------------------------------------------------------------------
                                                         (Thousands)
CAPITALIZATION
 Common stock equity ...................     $318,255         $290,804         $301,540
 Redeemable preferred stock ............          520           20,640           20,640
 Long-term debt ........................      286,264          326,741          331,735
                                             --------         --------         --------
  Total capitalization .................      605,039          638,185          653,915
                                             --------         --------         --------

CURRENT LIABILITIES
 Current maturities of long-term debt ..       30,157            1,957              137
 Short-term debt .......................       33,400           60,700           42,800
 Purchased gas .........................       52,012           47,461           42,120
 Accounts payable and other ............       23,349           29,706           24,376
 Dividends payable .....................        7,507            7,304            7,305
 Accrued taxes .........................        8,697            7,029           10,826
 Customers' credit balances and deposits        9,046           13,652            4,544
                                             --------         --------         --------
  Total current liabilities ............      164,168          167,809          132,108
                                             --------         --------         --------

DEFERRED CREDITS
 Deferred income taxes .................       79,413           73,759           70,625
 Deferred investment tax credits .......       10,484           10,628           10,702
 Deferred revenue ......................       18,529           19,375           19,669
 Long-term deferred gas costs ..........        5,558               --               --
 Other .................................       34,119           33,262           32,766
                                             --------         --------         --------
  Total deferred credits ...............      148,103          137,024          133,762
                                             --------         --------         --------

   Total capitalization and liabilities      $917,310         $943,018         $919,785
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

     In June 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" and in February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." These statements will be adopted by the Company for the fiscal year ending September 30, 1999. It is management's opinion that these statements will not have a material effect on either the Company's financial condition or results of operations. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 2000. The December 31, 2000 date of adoption for SFAS No. 133 represents a one-year deferral due to entities and their auditors requesting more time to study, understand, and implement the provisions of SFAS No. 133. Entities also requested more time to complete information system modifications. The Company is currently evaluating the effects of SFAS No. 133 on its financial condition and results of operations, which will vary based on the Company's use of derivative instruments during any given reporting period following the time of adoption.

4. Capitalized Interest

     The Company's capitalized interest totaled $186,000 and $163,000 for the three months ended June 30, 1999 and 1998, respectively, and $547,000 and $539,000 for the nine months ended June 30, 1999 and 1998, respectively.

5.  Legal and Regulatory Proceedings

a.  Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

   On July 7, 1999, the New Jersey Board of Public Utilities (BPU) approved a settlement agreement that provided for a decrease in NJNG's Gas Cost Recovery
(GCR) level and an increase in its Weather Normalization Clause (WNC), Remediation Adjustment (RA), Demand Side Management Adjustment Clause (DSMAC) and Transportation Education and Implementation charge (TEI) factors. As a result of this settlement, sales customers received a rate decrease of $.0278 per therm, or approximately 3%, and transportation customers experienced an increase of $.0088 per therm, or approximately 2%. The BPU also approved a Flexible Pricing Mechanism (FPM) which permits NJNG to adjust its Levelized Gas Adjustment (LGA) prices during the November through April period to help prevent significant under/over recoveries. The FPM is subject to certain monthly and annual limitations and requires a five-day notice period to the BPU and the Ratepayer Advocate.

b. Energy Deregulation Legislation

   On February 9, 1999, Governor Whitman signed the "Electric Discount and Energy Restructuring Act" (the Act) which provides the foundation for the restructuring of New Jersey's energy markets. The Act includes various provisions relating to natural gas utilities. These provisions provide all customer classes with the ability to choose their natural gas supplier other than their incumbent utility by December 31, 1999. The Act also allows continuation of the utilities role as a gas supplier at least until December 31, 2002, when the BPU must decide whether to make the gas supply function competitive. The Act allows natural gas utilities to stay in competitive services (i.e., appliance services), and customers to choose their provider of account services (i.e., meter reading, billing and collections) by December 31, 2002. The BPU is continuing to issue standards and rules to implement the Act.

   Additionally, on April 30, 1999, NJNG filed a rate unbundling petition pursuant to a BPU order. Specifically, the filing re-labels the NJNG's current rates. The filing does not result in any change in overall rates collected by NJNG and the Company expects that the BPU will issue its order by December 31, 1999.

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods.

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

e. Combe Fill South Landfill

   NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the district of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of costs expended in connection with and for continuation of the cleanup of the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto, and notifying its insurance carriers. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

f. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share

     The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 116,093 and 109,191 for the three months ended June 30, 1999 and 1998, respectively, and 113,265 and 102,368 for the nine months ended June 30, 1999 and 1998, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for both the basic and diluted calculation was net income. There was no impact for the three months ended June 30, 1999 and 1998, a two-cent dilutive effect for the nine months ended June 30, 1999 and a one-cent dilutive effect for the nine months ended June 30, 1998.

7. Long-Term Debt

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may obtain these funds in reimbursement for certain qualified expenditures. In April 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds. In April 1999, NJNG drew down $3.9 million from the construction fund and issued $3.9 million of its Series GG Bonds.

     In April 1999, NJNG redeemed its 10.10% $20 million Series S First Mortgage Bonds.

8. Other

     At June 30, 1999 there were 17,845,205 shares of common stock outstanding and the book value per share was $17.83.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1999


A.   RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended June 30, 1999 increased 3% to $3.0 million, compared with $2.9 million for the same period last year. Basic and diluted EPS increased 6% to $.17, compared with $.16 last year.

     Consolidated net income for the nine months ended June 30,1999 increased 6% to $48.5 million, compared with $45.6 million for the same period last year. Basic EPS increased 6% to $2.72, compared with $2.56 last year. Diluted EPS increased 6% to $2.70, compared with $2.55 last year.

     The increase in consolidated net income in both the three and nine months ended June 30, 1999 was attributable primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, improved unregulated wholesale results and benefits from refinancing activity.


NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                  Three Months Ended                   Nine Months Ended
                                                        June 30,                            June 30,
                                                 1999             1998              1999               1998
                                              --------------------------------------------------------------
                                                                       (Thousands)
Gross margin
  Residential and commercial .......          $ 24,109          $ 26,887          $132,453          $134,710
  Firm transportation ..............             6,099             2,229            24,498            14,113
                                              --------          --------          --------          --------
Total firm margin ..................            30,208            29,116           156,951           148,823
  Interruptible ....................               162               145               460               463
  Off-system and capacity management               813               960             3,828             4,022
                                              --------          --------          --------          --------
Total gross margin .................          $ 31,183          $ 30,221          $161,239          $153,308
                                              ========          ========          ========          ========
Appliance service revenues .........          $  1,566          $  1,583          $  7,485          $  7,103
                                              ========          ========          ========          ========
Operating income before federal
   income taxes ....................          $  5,764          $  6,067          $ 77,872          $ 76,476
                                              ========          ========          ========          ========
Net income .........................          $  2,470          $  1,817          $ 46,520          $ 43,452
                                              ========          ========          ========          ========

Gross Margin

     Effective January 1, 1998, gross margin is defined as gas revenues less gas costs, sales tax and a transitional energy facilities assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6% of revenue and excludes sales to other utilities, off-system sales and federal accounts. TEFA is calculated on a per therm basis and excludes sales to other utilities and off-system sales. Prior to January 1, 1998, gross margin was defined as gas revenues less gas costs and gross receipts and franchise taxes, which were replaced by the sales tax, TEFA and state income tax.

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

     The components of gross margin from firm customers are being impacted by customers switching from sales service to firm transportation service. NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier, as NJNG's tariffs are designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who do purchase gas from another supplier continue to utilize NJNG for transportation.


     Total firm margin has increased by 3.8% and 5.6% for the three and nine months ended June 30, 1999, respectively, compared with the same periods last year, reflecting customer growth and 2% colder weather than last year.

     The weather for the nine months ended June 30, 1999 was 8% warmer than normal, which, in accordance with the WNC, resulted in $8.9 million of gross margin being accrued for future recovery from customers.

     Gross margin from sales to firm customers decreased $2.8 million, or approximately 10%, and $2.3 million, or approximately 1.7%, for the three and nine months ended June 30, 1999, respectively, compared with the same periods last year. The decrease in gross margin for the nine months ended was due to 22,226 customers switching from sales service to firm transportation service, which more than offset the impact of 11,519 customer additions during the twelve months ended June 30, 1999. Firm sales for the nine months decreased by approximately 1% compared with the same period last year also due to the switching of customers to transportation service.

     Gross margin from firm transportation increased $3.9 million, or 174%, and $10.4 million, or 74%, for the three and nine months ended June 30, 1999, respectively, compared with the same periods last year. NJNG transported 1.6 billion cubic feet (Bcf) and 8.3 Bcf for the three and nine months ended June 30, 1999, respectively, compared with .8 Bcf and 5.6 Bcf in the comparable periods last year. At June 30, 1999 and 1998 NJNG provided firm transportation service to 34,049 and 11,823 customers, respectively. The growth in the number of firm transportation customers is due primarily to NJNG's residential pilot program, which allows up to 40,000 residential customers to change natural gas suppliers. Under this program 29,779 and 7,963 residential customers were using this service at June 30, 1999 and 1998, respectively. The number of customers switching from sales to transportation may continue to grow as customers select other suppliers, under the pilot program. Under the Act, all residential customers will have the ability to switch to transportation beginning January 1, 2000.

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

     Also effective October 1, 1998, NJNG has a new incentive mechanism designed to reduce the fixed cost of its gas supply portfolio. Any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareholders. Under this program, NJNG retains 40% of the savings for the first 12 months following any transaction and retains 15% of the savings for the remaining period through December 31, 2001, with the balances credited to firm sales customers through the LGA clause.

     NJNG's off-system and capacity management sales totaled 33.1 Bcf and generated $813,000 of gross margin, and 113.4 Bcf and $3.8 million of gross margin, for the three and nine months ended June 30, 1999, respectively, compared with 23.2 Bcf and $960,000 of gross margin, and 73.9 Bcf and $4 million of gross margin, in the comparable periods last year. The margin decrease was due primarily to the warmer-than-normal weather, which increased the availability of supply and capacity and resulted in lower margins per therm.

Interruptible

     NJNG services 50 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 4% and 5% of total therm throughput in the nine months ended June 30, 1999 and 1998, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.


Operating Income before Federal Income Taxes

     Operating income before federal income taxes decreased $303,000, or 5%, and increased $1.4 million or 1.8% for the three and nine months ended June 30, 1999, respectively, compared with the same periods last year. The three month decrease is primarily due to an increase in operation and maintenance, and depreciation expenses which more than offset the increase in gross margin. The nine month increase is primarily due to the increase in firm gross margin, which more than offset higher operation and maintenance expenses.

Net Income

     Net income increased $653,000, or 36%, and $3.1 million, or 7%, for the three and nine months ended June 30, 1999, respectively, compared with the same periods last year. Other income, net of tax for both the three and nine months ended June 30, 1999 includes $472,000 related to the May 1999 settlement of a contract to serve a cogeneration project that was subsequently cancelled, and the resolution of an informal review by the BPU's Audit Division staff of gas purchases related to a long-term contract to provide gas supply to the project. Financing costs were lower in both the three and nine months ended June 30, 1999 due primarily to refinancing activity. These factors more than offset the lower operating income before federal income taxes in the three months ended June 30, 1999. The increase in the nine months ended June 30, 1999 was the result of increased operating income in addition to these factors.

ENERGY HOLDINGS OPERATIONS

     Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and marketing subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                              Three Months Ended               Nine Months Ended
                                                    June 30,                        June 30,
                                             1999            1998            1999              1998
                                           ---------------------------------------------------------
                                                                  (Thousands)
Revenues .............................     $ 51,794        $ 25,502        $211,417        $130,797
                                           ========        ========        ========        ========
Operating income before federal income
   Taxes .............................     $    875        $  1,588        $  3,457        $  2,923
                                           ========        ========        ========        ========

Net income ...........................     $    463        $    820        $  1,809        $  1,477
                                           ========        ========        ========        ========

     Energy Holdings' revenues increased for the three and nine months ended June 30, 1999, compared to the same periods last year, reflecting primarily higher fuel and capacity management sales. Operating income before federal income taxes and net income for the nine months ended June 30, 1999 increased primarily due to higher margins from daily gas sales and fuel management agreements, partially offset by lower margins from retail sales, when compared with the same period last year. Operating income before federal income taxes and net income for the three months ended June 30, 1999 decreased primarily due to lower retail sales margins.

     Energy Service's gas under management totaled 25.7 Bcf and 94.0 Bcf for the three and nine months ended June 30, 1999, and 14.6 Bcf and 61.7 Bcf for the comparable periods last year. Retail gas sales totaled 1.6 Bcf and 6.6 Bcf for the three and nine months ended June 30, 1999, respectively, and 1.4 Bcf and 5.7 Bcf in the comparable periods last year.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                       Three Months Ended     Nine Months Ended
                           June 30,              June 30,
                        1999      1998        1999       1998
                      -----------------------------------------
                                   (Thousands)
Revenues ........     $  239     $  190      $  723     $  557
                      ======     ======      ======     ======
Other income, net     $  102     $  113      $  307     $1,520
                      ======     ======      ======     ======
Net income (loss)     $   16     $  (13)     $   33     $  511
                      ======     ======      ======     ======

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

     The decrease in net income for the nine months ended June 30, 1999 compared with the same period last year is due to the sale of a 280,000 square-foot office building for $15.6 million, which generated Other income, net of $900,000 in fiscal 1998.

THE YEAR 2000 ISSUE

     The Company's overall goal is to be Year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

     The Company began addressing the Year 2000 issue in 1994 by assessing its enterprise computer systems, such as general ledger, payroll, inventory control, accounts receivable and Customer Information and Billing System (CIS). The majority of these systems have been replaced and have been running the Company's day-to-day computing environment since 1995. The vendor of the software systems notified the Company that the new CIS, installed in August 1997, is Year 2000 compliant and the balance of the systems will be compliant with a scheduled system upgrade that has been completed.

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

Costs

     The capitalized costs through June 30, 1999 of updating the Company's enterprise computer systems, including the CIS described above, was $19.5 million. The Company expects to incur $6.2 million in 1999 for projects which will also address Year 2000 readiness, of which $5.9 million is for new software and hardware which the Company expects to capitalize. The costs of the projects and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $105 million. At June 30, 1999, $67.1 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $80 million.

     Remaining fiscal 1999 construction expenditures are estimated at $15.5 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through the issuance of short-term and long-term debt. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of between 50% and 55%, which is consistent with maintaining its current short-term and long-term credit ratings.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has entered into fixed-price sales contracts with wholesale customers for an aggregate of approximately 4.7 Bcf of natural gas at prices ranging from $1.91 to $2.65 per Mmbtu. Energy Services has also hedged its commitments to purchase natural gas for the retail customers of Natural Energy and hedged purchases and sales of storage gas. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 28.7 Bcf of natural gas to a gas marketing company at prices ranging from $2.43 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

    NJNG entered into futures contracts to buy and sell 10.1 Bcf of natural gas through March 2000 at prices ranging from $1.89 to $2.53 per Mmbtu, and as of June 30, 1999, NJNG had a deferred unrealized gain of approximately $2.2 million from these contracts.

    Additionally, through its Financial Risk Management program, NJNG had options on 2.8 Bcf of natural gas at strike prices ranging from $1.75 to $2.50 per Mmbtu on which it had an unrealized gain of $559,000 as of June 30, 1999.

    As of June 30, 1999, Energy Services had entered into futures contracts to buy 8.5 Bcf of natural gas through March 2001, at prices ranging from $1.91 to $2.72 per Mmbtu, and had a deferred unrealized gain of $1.3 million from these futures contracts. Energy Services also entered into natural gas swap agreements in order to hedge its risks on 2.4 Bcf of natural gas. As of June 30, 1999, Energy Services had a deferred unrealized gain of approximately $456,000 from these swap agreements. Energy Services also held options for 1.8 Bcf at strike prices of $2.00 to $2.45 on which it had an unrealized loss of $65,000 as of June 30, 1999.

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

    All of the futures contracts, options and swap agreements described above are held for hedging, rather than trading purposes. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements. With respect to natural gas futures contracts as of June 30, 1999, in the event of a hypothetical 10 percent change in natural gas prices, the value of the Company's contracts would change by approximately $4.6 million. With respect to natural gas swap agreements as of June 30, 1999, in the event of a hypothetical 10 percent change in natural gas prices, the value of such agreements would change by approximately $698,000 (in addition to the deferred unrealized gain of approximately $460,000 discussed above). However, any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's annual interest expense, net of tax, would change by $242,000. The Company has variable rate debt of $67.1 million, if interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $396,000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1  Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NEW JERSEY RESOURCES CORPORATION



Date:  August 12, 1999                         /s/Glenn C. Lockwood
                                                  ---------------------------
                                                  Glenn C. Lockwood
                                                  Senior Vice President
                                                  and Chief Financial Officer