Form 10-K405
period 1999-09-30
NEW JERSEY RESOURCES CORP
filed 1999-12-28
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999       Commission file number 1-8359

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

                                   YES: X NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $708,102,400 based on the closing price of $40.00 per share on December 8, 1999.

The number of shares outstanding of $2.50 par value Common Stock as of December 8, 1999 was 17,785,380.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2000, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                                                     Page
                                                                                                           ----
        ITEM 1 -       Business                                                                              1
                       Business Segments
                                   New Jersey Natural Gas Company
                                            General                                                          2
                                            Throughput                                                       2
                                            Seasonality of Gas Revenues                                      3
                                            Gas Supply                                                       3
                                            Regulation and Rates                                             5
                                            Franchises                                                       6
                                            Competition                                                      6
                                   NJR Energy Holdings Corporation                                           7
                                   NJR Development Corporation                                               8
                       Environment                                                                           9
                       Employee Relations                                                                   10
                       Executive Officers of the Registrant                                                 10

        ITEM 2 -       Properties                                                                           11
        ITEM 3 -       Legal Proceedings                                                                    12
        ITEM 4 -       Submission of Matters to a Vote of Security Holders                                  14

        Information Concerning Forward Looking Statements                                                   14

PART II

        ITEM 5 -       Market for the Registrant's Common Stock and Related
                       Stockholder Matters                                                                  16
        ITEM 6 -       Selected Financial Data                                                              16
        ITEM 7 -       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  16
        ITEM 7a-       Quantitative and Qualitative Disclosures about Market Risk                           16
        ITEM 8 -       Financial Statements and Supplementary Data                                          16
        ITEM 9 -       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                  16

PART III

        ITEM 10-       Directors and Executive Officers of the Registrant                                   17
        ITEM 11-       Executive Compensation                                                               17
        ITEM 12-       Security Ownership of Certain Beneficial Owners and Management                       17
        ITEM 13-       Certain Relationships and Related Transactions                                       17

PART IV

        ITEM 14 -      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      17

        Index to Financial Statement Schedules                                                              18

Signatures                                                                                                  20
Independent Auditors' Consent and Report on Schedule                                                        21
Exhibit Index                                                                                               22

                                     PART I

ITEM 1. BUSINESS

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an exempt energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England. Its subsidiaries include:

1) New Jersey Natural Gas Company (NJNG), a natural gas distribution company that provides regulated energy service to more than 397,000 residential and commercial customers in central and northern New Jersey, appliance service to more than 113,000 customers and participates in the off-system sales and capacity management markets;

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

3) NJR Development Corporation, a sub-holding company of NJR, which includes the Company's remaining unregulated operating subsidiary, Commercial Realty & Resources Corp. (CR&R), a commercial real estate developer.

   The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935.

                                BUSINESS SEGMENTS

     See Note 11 to the Consolidated Financial Statements - Business Segment Data in the Company's 1999 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas service to more than 397,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 11,890, 11,819 and 11,708 new customers in 1999, 1998 and 1997, respectively. This annual growth rate of 3% is expected to continue with projected additions of 38,000 new customers over the next three years. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources-NJNG in the Company's 1999 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 2000 and 2001.

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

Throughput

   For the fiscal year ended September 30, 1999, operating revenues and throughput by customer class were as follows:



                                         Operating Revenues                Throughput
                                         ------------------                ----------
                                            (Thousands)                       (Bcf)
                                            -----------                       -----
Residential                            $303,884             47%          34.2           17%
Commercial and other                     60,954             10            7.3            3
Firm transportation                      33,319              5            9.4            5
                                       --------       --------          -----     --------
Total residential and commercial        398,157             62           50.9           25
Interruptible                             7,558              1            9.8            5
                                       --------       --------          -----     --------
Total system                            405,715             63           60.7           30
Off-system                              228,849             35          143.7           70
Appliance service revenues                9,986              2           --             --
                                       --------       --------          -----     --------
Total                                  $644,550            100%         204.4          100%
                                       ========       ========          =====     ========

   See MD&A - NJNG Operations in the Company's 1999 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 1999 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10% of operating revenues.

Seasonality of Gas Revenues

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - NJNG in the Company's 1999 Annual Report for a discussion of the effect of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1% from normal, or 20-year average, weather. The WNC does not fully protect the Company from factors such as unusually warm weather and declines in customer usage patterns, which were set in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A - NJNG Operations in the Company's 1999 Annual Report and Item 1. Business - State Regulation and Rates for additional information with regard to the WNC.

Gas Supply

A) Firm Natural Gas Supplies

   NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In 1999 NJNG purchased gas from 62 suppliers under contracts ranging from one month to twelve years. NJNG has 6 long-term firm gas purchase contracts and purchased approximately 10% of its gas in 1999 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10% of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

   In order to deliver the above supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

                                                        Maximum Daily
Pipeline                                             Deliverability (Dths)             Expiration Date
--------                                             ---------------------             ---------------
Texas Eastern Transmission Corp.                         277,949                       Various dates after 2000
Iroquois Gas Transmission System, L.P.                    40,000                       2011
Transcontinental Gas Pipe Line Corp.                      22,531                       Various dates after 1999
Tennessee Gas Pipeline Co.                                10,894                       2003
Columbia Gas Transmission Corp.                           10,000                       2009
Algonquin Gas Transmission Co.                             5,000                       2000
                                                       ---------
                                                         366,374
                                                       =========


   The pipeline companies that provide firm transportation service to NJNG, which feeds the above pipelines are: Texas Gas Transmission Corporation, CNG Transmission Corporation, Columbia Gulf Transmission Corporation, Equitrans, Inc. and Carnegie Interstate Pipeline Company.

   In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 216,000 dekatherms (Dths) from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                                    Maximum Daily Deliverability (Dths)       Expiration Date
--------                                    -----------------------------------       ---------------
Texas Eastern Transmission Corp.                          94,557                      Various dates after 1999
Transcontinental Gas Pipe Line Corp.                       8,384                      2005
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

C) Peaking Supply

   To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities and purchases firm storage services. See Item 2 Properties
- NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 Dths per day, which represents approximately 22% of its peak day sendout.

D)  Future Supplies

    NJNG expects to be able to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Proposed energy deregulation legislation discussed immediately below may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for residential services. If NJNG's gas requirements decrease, NJNG expects to resell any unnecessary supplies that it is required to purchase under existing agreements with its suppliers.

Regulation and Rates

A)  State

NJNG is subject to the jurisdiction of the Board of Public Utilities (the BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted one increase in its base tariff rates, and various increases and decreases in its Levelized Gas Adjustment clause (LGA). The base rate increase related to the recognition of costs for postretirement benefits other than pensions (OPEB). Through its LGA billing factor, which is reviewed annually, NJNG recovers the cost of six adjustment clauses. They are: (i) the Gas Cost Recovery (GCR) factor, which reflects purchased gas costs that are in excess of the level included in its base rates, (ii) Prior Gas Cost Adjustment Surcharge (PGCA) factor, which is designed to recover $34.9 million of unrecovered gas costs from September 1997 and earlier, (iii) Demand Side Management (DSM) factor for recovery of conservation-related costs, (iv) Remediation Adjustment (RA) factor, which recovers the costs of remediating former manufactured gas plant sites, (v) Transportation Education and Implementation (TEI) factor for recovery of incremental costs incurred in administering a transportation program and (vi) the WNC factor, which credits or surcharges margins accrued from the past heating season weather. LGA recoveries do not include an element of profit and, therefore, have no effect on earnings.

   The following table sets forth information with respect to these rate changes:


($ in 000's)                                        Annualized        Annualized
                                                        Amount            Amount
Date of Filing            Type                     Per Filing            Granted      Effective Date
--------------            ----                     ----------            -------      --------------
July 1997                 Base Rates-OPEB               $1,300              $900      October 1998

September 1999            LGA                          (1,900)                        Pending
September 1998            LGA                                0          (11,300)      July 1999
July 1997                 LGA                                0            11,600      October 1998
July 1997                 LGA                                0            11,100      January 1998
July 1996                 LGA                            8,000             7,900      December 1996
July 1995                 LGA                          (4,800)           (5,200)      December 1995
July 1994                 LGA                            8,800                 0      December 1994


   See Note 7 to the Consolidated Financial Statements - Regulatory Issues in the Company's 1999 Annual Report for additional information regarding NJNG's rate proceedings.

   In September 1999, NJNG filed to reduce its LGA by less than 1%, reflecting a proposal to decrease the PGCA, TEI and DSM factors, partially offset by a minor increase to its Remediation Adjustment (RA) factor. No change was proposed for the GCR and WNC factors.

   In August 1999, NJNG filed a Comprehensive Resource Analysis (CRA) plan pursuant to a BPU order. The CRA, which will replace NJNG's current DSM program, includes a program cost of $2.9 million recoverable through rates. NJNG expects the BPU to rule on the filing in February 2000.

   In April 1999, NJNG filed a rate unbundling petition pursuant to a BPU order which re-labels its current charges and provides new service options. Effective January 2000, the BPU implemented residential choice as required by the Act. The BPU is expected to rule upon NJNG's rate re-labeling proposal during the second quarter of fiscal 2000. The proposal is not expected to result in a change in overall margin.

   In July 1999, the BPU approved a settlement agreement that provided for a decrease in NJNG's GCR level and an increase in its WNC, RA, DSM and TEI factors. As a result of this settlement, sales customers received a rate decrease of approximately 3% and transportation customers experienced an increase of approximately 2%. The BPU also approved a Flexible Pricing Mechanism
(FPM), which permits NJNG to adjust its GCR prices during the November through April period to help prevent significant under- or over- recoveries. The FPM is subject to certain monthly and annual limitations and requires a five day notice period to the BPU and the Ratepayer Advocate.

B)  Federal

   The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG agreements for the purchase of such services with several interstate pipeline companies.

Franchises

   NJNG holds non-exclusive franchises granted by the 104 municipalities it serves which gives it the right to lay, maintain and operate public utility property in order to provide natural gas service within these municipalities. Application has been made for an additional non-exclusive franchise, and the process has begun to renew 3 franchises that expired in 1999. Of the remaining 101 franchises, 47 are perpetual and the balance expire between 2002 and 2038.

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


   In January 1997, the BPU approved a Stipulation Agreement that provides residential customers the option to choose their gas supplier. In April 1997, the first 5,000 residential customers switched to a transportation service. In September 1997, the BPU accelerated the schedule to allow an additional 25,000 residential customers to chose its supplier starting January 2, 1998. On December 16, 1998 the BPU allowed for the expansion of NJNG's residential supplier choice pilot to accept an additional 10,000 customers. On December 22, 1999 the BPU allowed all customers the ability to choose their natural gas supplier beginning January 1, 2000. Based on its current and projected level of transportation customers, the Company does not expect any problems with meeting its obligations under its firm transportation and storage capacity agreements.


   In February 1999, the Electric Discount and Energy Competition Act (the Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. The Act includes various provisions relating to natural gas utilities which provide all customers with the ability to choose their natural gas supplier beginning January 1, 2000, which the BPU approved on December 22, 1999. The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002, when the BPU must determine the ongoing role of each utility in providing gas supply services. The Act allows natural gas utilities to provide competitive services (e.g., appliance services), and customers to choose their provider of account services (i.e., meter reading, billing and collections) beginning January 1, 2000. The BPU is continuing to issue standards and rules to implement the Act.

   At September 30, 1999 NJNG had 31,569 residential and 4,331 commercial and industrial customers utilizing the transportation service.

   See MD&A - NJNG Operations in the Company's 1999 Annual Report for a discussion of NJNG's financial results.

NJR ENERGY HOLDINGS CORPORATION

   Energy Holdings includes the operations of Energy Services, Natural Energy and NJR Energy.

   Natural Energy markets natural gas to retail customers. As of September 30, 1999, Natural Energy marketed natural gas to 15,492 residential, 2,350 commercial and 33 interruptible customers. In November 1999, Natural Energy sold the commercial contracts to a third party. Energy Services provides fuel and capacity management services to wholesale customers including GPU Service, Inc., an electric utility based in Pennsylvania, GEI Development Corp. and Calpine Corporation, independent power producers operating in New York. Energy Services also purchases natural gas for Natural Energy and trades natural gas and pipeline capacity, under risk management guidelines, primarily in Northeast markets.

   NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and NJNR.

   NJR Energy's continuing operations consist primarily of Pipeline's 2.8% equity investment in the Iroquois Gas Transmission System, L.P., a 375-mile natural gas pipeline from the Canadian border to Long Island.

   See MD&A - Energy Holdings in the Company's 1999 Annual Report for a discussion of Energy Services, Natural Energy and NJR Energy's consolidated financial results.

NJR DEVELOPMENT CORPORATION

   NJR Development consists solely of CR&R's operations.

   Consistent with the Company's previously disclosed strategy to realign its asset base more closely with its core energy business, CR&R has sold a majority of its real estate buildings over the past four years. As of September 30, 1999, CR&R's remaining portfolio consisted of two fully-occupied buildings totaling 25,000 square feet and 183 acres of undeveloped land.

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

   See Item 2 - Properties - NJR Development Corporation for additional information regarding CR&R's remaining real estate assets.

   See MD&A - NJR Development Operations in the Company's 1999 Annual Report for a discussion of CR&R's financial results.

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

   Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as the estimated future cash flows from the development of each site exceeds the current investment in each site as of September 30, 1999.

   Although the Company cannot estimate with certainty future costs of environmental compliance, which among other factors are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, other than the activities described in Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1999 Annual Report, for compliance with existing environmental laws and regulations which would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

   See Item 3 - Legal Proceedings - a. Gas Remediation for additional information regarding environmental activities.

                               EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 776 and 791 employees at September 30, 1999 and 1998, respectively. NJNG had 452 and 466 union employees at September 30, 1999 and 1998, respectively. In December 1997, NJNG reached agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.25%, 3% and 3%, effective December 3, 1997 and December 8, 1998 and 1999, respectively. The current three-year collective bargaining agreement expires on December 7, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                          First Elected
Office(1)                                   Name                            Age           an Officer
---------                                   ----                            ---           ----------
Chairman, President and
 Chief Executive Officer                    Laurence M. Downes              42             1/86

Senior Vice President, General
 Counsel and Corporate Secretary            Oleta J. Harden                 50             6/84

Senior Vice President and
 Chief Financial Officer                    Glenn C. Lockwood               38             1/90

Senior Vice President and
 Chief Information Officer                  Barry M. Pelletteri             44             3/99


(1)  All terms of office are one year.


   There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
                 Chairman, President and Chief Executive Officer

   Mr. Downes has held the position of Chairman since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer. Additional information concerning Mr. Downes appears at page 5 in, and is incorporated herein by reference from, the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 26, 2000, which was filed with the Securities and Exchange Commission
(SEC) pursuant to Regulation 14A on December 23, 1999.

                                 Oleta J. Harden
         Senior Vice President, General Counsel and Corporate Secretary

   Mrs. Harden has held her present position since January 1987, except for the position of General Counsel which she has held since April 1996.

                                Glenn C. Lockwood
                Senior Vice President and Chief Financial Officer

   Mr. Lockwood has held the position of Chief Financial Officer since September 1995 and the added position of Senior Vice President since January 1996. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer. In December 1997, Mr. Lockwood (along with three other current or former officers of the Company) entered into a settlement with the SEC in which he consented without admitting or denying the SEC's findings, to an administrative order finding that he was a cause of the Company not fully complying with Section 13(a) of the Securities Exchange Act of 1934 in connection with the Company's reporting of certain 1992 Company subsidiary transactions. No fines or monetary penalties were imposed on him, nor was his ability to act as an officer or director of a public company otherwise limited.

                               Barry M. Pelletteri
               Senior Vice President and Chief Information Officer

    Mr. Pelletteri joined the Company in March 1999 and is responsible for managing and expanding the Company's technology requirements. Before joining the Company he was Chief Information Officer, Human Resources Division from April 1995 to February 1999 with AT&T, a telecommunications company. Prior to that time Mr. Pelletteri served as Business Consultant/Chief Information Officer, from August 1992 through April 1995, with AT&T Personal Communication Services, a new venture wireless communication business.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

   NJNG owns 11,616 miles of distribution main and services, 325 miles of transmission main and approximately 399,471 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

   Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-nine supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $218 million at September 30, 1999. In addition, under the terms of its Indenture, NJNG could have issued approximately $276 million of additional first mortgage bonds as of September 30, 1999.

   See Note 4 to the Consolidated Financial Statements - Long-Term Debt, Dividends and Retained Earnings Restrictions in the Company's 1999 for additional information regarding NJNG's bonded debt.

Energy Holdings

   Pipeline has a 2.8% equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline located from the Canadian border in upstate New York to Long Island.

NJR Development Corporation  (All properties are in New Jersey)

   At September 30, 1999, CR&R owned 183 acres of undeveloped land and two fully-occupied buildings. The buildings consisted of 25,000 square feet of commercial office and mixed-use commercial/industrial space.

   See Item 1. Environment for a discussion of regulatory matters concerning one of the business parks.

Capital Expenditure Program

   See MD&A - Liquidity and Capital Resources in the Company's 1999 Annual Report for a discussion of the Company's anticipated 2000 and 2001 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

a. Gas Remediation

   NJNG has identified eleven former manufactured gas plant (MGP) sites, dating back to the late 1800's and early 1900's, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owners. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998 will be reviewed annually and, subject to BPU approval, recovered over seven-year periods. See Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 1999 Annual Report for additional information regarding estimated costs of remediation.

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

b. South Brunswick Asphalt, L.P.

   NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving materials. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. Following service of SBA's amended complaint, NJDEP filed a motion for dismissal of the amended complaint, but has not formally granted or denied SBA's permit applications. In March 1999, the court granted NJDEP's motion in part and denied NJDEP's motion in part, and directed SBA to file a more definite statement of its claims for equitable relief against NJDEP, including its request that a mandatory injunction be imposed compelling NJDEP to issue the subject permits. SBA's more definite statement of its claims has not yet been filed. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations

c. Combe Fill South Landfill

   NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the District of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of costs expended in connection with and for continuation of the cleanup of the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto and has agreed to participate in an alternate dispute resolution process encouraged by the Court. Its insurance carriers have been notified and one has agreed to assume responsibility for the legal expenses, while reserving its rights with regard to liability. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

d. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General; - Gas Supply; - Energy Deregulation Legislation; Regulation and Rates; - Competition," "Environment" and "Legal Proceedings", are forward looking statements. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may", "intend", "expect", or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact financial results and capital requirements for fiscal 2000 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions, and demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the ability to extend certain fuel management contracts, unexpected Year 2000 issues, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                                     PART II

   Information for Items 5 through 9 of this report appears below or in the Company's 1999 Annual Report as indicated on the following table and is incorporated herein by reference, as follows:


                                                                                                   Annual Report
                                                                                                         Page
                                                                                                         ----
ITEM 5.       Market for the Registrant's Common
              Equity and Related Stockholder Matters

              Market Information - Exchange                                                      Inside back cover
                                 - Stock Prices & Dividends                                               31
              Dividend Restrictions                                                                       45
              Holders of Common Stock - 17,735 Shareowner accounts

ITEM 6.       Selected Financial Data                                                                     30

ITEM 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations                                            32-37

ITEM 7a.      Quantitative and Qualitative Disclosures about Market Risk                                  36-37

ITEM 8        Financial Statements and Supplementary Data                                                 32-50

ITEM 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                    PART III

Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 26, 2000, which was filed with the SEC pursuant to Regulation 14A on December 23, 1999.

                                                                                                 Proxy Page
                                                                                                 ----------
ITEM 10.      Directors and Executive Officers of the Registrant                                    3 - 7

ITEM 11.      Executive Compensation                                                                8 - 15

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                        2

ITEM 13.      Certain Relationships and Related Transactions                                        4



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K



   (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 1999 Annual Report, are incorporated by reference in Item 8 above:

   Consolidated Balance Sheets as of September 30, 1999 and 1998

   Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

   Consolidated Statements of Capitalization as of September 30, 1999 and 1998

   Consolidated Statements of Common Stock Equity for the Years Ended September 30, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements

   Independent Auditors' Report

      (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 18.

      (3) Exhibits - See Exhibit Index on page 22.

   (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                           Page
                                                                           ----


           Schedule II - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 1999                                         19




   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 and 1997

---------------------------------------------------------------------------------
CLASSIFICATION            BALANCE AT     ADDITIONS      OTHER            BALANCE
                           BEGINNING      CHARGED                       AT END OF
                            OF YEAR     TO EXPENSE                        YEAR
---------------------------------------------------------------------------------
($000)

1999:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts         $ 1,907       $ 2,269       $(2,492)(1)       $ 1,684
                           =======       =======       =======           =======

1998:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts         $ 1,527       $ 1,755       $(1,375)(1)       $ 1,907
                           =======       =======       =======           =======

1997:
Reserves deducted
from assets to which
they apply
 Doubtful Accounts         $   878       $ 3,023       $(2,374)(1)       $ 1,527
                           =======       =======       =======           =======



Notes: (1)  Uncollectible accounts written off, less recoveries.

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

                                               NEW JERSEY RESOURCES CORPORATION
                                                          (Registrant)

Date:  December 27, 1999                       By:/s/Glenn C. Lockwood
                                               --------------------------
                                                  Glenn C. Lockwood
                                                  Senior Vice President and
                                                  Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Dec. 27, 1999 /s/ Laurence M. Downes                             Dec. 27, 1999 /s/ James T. Hackett
              ------------------------                                         --------------------
                   Laurence M. Downes                                               James T. Hackett
                   Chairman, President and                                          Director
                   Chief Executive Officer

Dec. 27, 1999 /s/ Glenn C. Lockwood                              Dec. 27, 1999 /s/ Lester D. Johnson
              ------------------------                                         ---------------------
                   Glenn C. Lockwood                                                Lester D. Johnson
                   Senior Vice President and                                        Director
                   Chief Financial Officer
                   (Principal Accounting Officer)

Dec. 27, 1999 /s/ Nina Aversano                                  Dec. 27, 1999 /s/ Dorothy K. Light
              -----------------                                                --------------------
                   Nina Aversano                                                    Dorothy K. Light
                   Director                                                         Director

Dec. 27, 1999 /s/ Bruce G. Coe                                   Dec. 27, 1999 /s/ John J. Unkles, Jr.
              -----------------                                                -----------------------
                   Bruce G. Coe                                                     John J. Unkles, Jr.
                   Director                                                         Director

Dec. 27, 1999 /s/ Leonard S. Coleman                             Dec. 27, 1999 /s/ Gary W. Wolf
              --------------------------                                       ----------------
                   Leonard S. Coleman                                               Gary W. Wolf
                   Director                                                         Director

Dec. 27, 1999 /s/ Joe B. Foster                                  Dec. 27, 1999 /s/ George R. Zoffinger
              -------------------------------                                  -----------------------
                   Joe B. Foster                                                    George R. Zoffinger
                   Director                                                         Director

Dec. 27, 1999 /s/ Hazel S. Gluck
              -------------------------------
                   Hazel S. Gluck
                   Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated October 26, 1999; such consolidated financial statements and report are included in your 1999 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 26, 1999






INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 333-59013 on Form S-8 and No. 33-57711 on Form S-3 of New
Jersey Resources Corporation of our reports dated October 26, 1999 included in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 1999.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 27, 1999

                                  EXHIBIT INDEX

              Reg. S-K                                                                               Previous Filing
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number               Exhibit
-------------------------------------------------------------------------------------------------------------------------
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

4-2                        Indenture of Mortgage and Deed of Trust                           2-9569                4(g)
                           with Harris Trust and Savings Bank, as
                           Trustee, dated April 1, 1952

4-2A                       Twenty-First Supplemental Indenture,                              Note (5)              4-2U
                           dated as of August 1, 1993

4-2B                       Twenty-Second Supplemental Indenture,                             Note (5)              4-2V
                           dated as of October 1, 1993

4-2C                       Twenty-Third Supplemental Indenture,                              Note (6)              4-2W
                           dated as of August 15, 1994

4-2D                       Twenty-Fourth Supplemental Indenture,                             Note (6)              4-2X
                           dated as of October 1, 1994

4-2E                       Twenty-Fifth Supplemental Indenture,                              Note (7)              4-2Y
                           dated as of July 15, 1995

4-2F                       Twenty-Sixth Supplemental Indenture,                              Note (7)              4-2Z
                           dated as of October 1, 1995

4-2G                       Twenty-Seventh Supplemental Indenture,                            Note (9)              4-2J
                           dated as of September 1, 1997

4-2H                       Twenty-Eighth Supplemental Indenture,                             Note (10)             4-2K
                           dated as of January 1, 1998

4-2I                       Twenty-Ninth Supplemental Indenture,                              Note (10)             4-2L
                           dated as of April 1, 1998

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

                                  EXHIBIT INDEX

              Reg. S-K                                                                               Previous Filing
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number               Exhibit
-------------------------------------------------------------------------------------------------------------------------
4-5A                       Dated as of August 29, 1995                                       Note (8)              4-5A

4-5B                       Dated as of April 2, 1996                                         Note (8)              4-5B

4-5C                       Dated as of September 10, 1996                                    Note (8)              4-5C

4-5D                       Dated as of September 26, 1997                                    Note (9)              4-5D

4-5E                       Dated as of August 10, 1999 (filed herewith)

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

4-7A                       Dated as of January 31, 1997                                      Note (9)              4-7A

4-7B                       Dated as of January 31, 1998                                      Note (10)             4-7B

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

4-9A                       Dated September 1, 1993                                           Note (9)              4-9A

4-9B                       Dated January 9, 1995                                             Note (9)              4-9B

4-9C                       Dated July 1, 1996                                                Note (9)              4-9C

4-9D                       Dated August 30, 1997                                             Note (9)              4-9D

4-9E                       Dated September 14, 1998                                          Note (10)             4-9E

4-9F                       Dated September 23, 1999 (filed herewith)

                                  EXHIBIT INDEX

              Reg. S-K                                                                               Previous Filing
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                     Exhibit
-------------------------------------------------------------------------------------------------------------------------------
4-10                       Shareholder Rights Plan                                           The Company's
                                                                                             Form 8-K filed on
                                                                                             August 2, 1996
                                                                                             Note (3)                   4-9

4-11                       Credit Agreement between New Jersey Resources
                           Corporation and Summit Bank of New Jersey, dated December 22, 1999 (filed herewith)

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

10-10                      Long-Term Incentive Compensation Plan                             Company's proxy
                           as amended                                                        statement on 14A
                                                                                             for the 1996 Annual
                                                                                             Meeting

10-12                      Employment Continuation Agreement of Laurence                     Note (8)                   10-12
                           M. Downes dated June 5, 1996

                                  EXHIBIT INDEX

              Reg. S-K                                                                               Previous Filing
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                Exhibit
--------------------------------------------------------------------------------------------------------------------------
10-12A                     Amendment dated as of December 1, 1997                            Note (9)              10-12A

10-12B                     Revised Schedule of Officer Employee Continuation                 Note (9)              10-12B
                           Agreements

10-13                      Agreements between NJNG and Alberta Northeast                     Note (4)              10-13
                           Gas Limited, dated February 7, 1991

10-14                      Agreement between NJNG and Iroquois Gas                           Note (4)              10-14
                           Transmission System, L.P., dated February 7, 1991

10-15                      Agreements between NJNG and CNG Transmission                      Note (8)              10-15
                           Corporation,

10-15A                     Dated December 1, 1993                                            Note (8)              10-15A

10-15B                     Dated December 1, 1993, as amended                                Note (8)              10-15B
                           December 21, 1995

13-1         13            1999 Annual Report to Stockholders. Such
                           Exhibit includes only those portions thereof
                           which are expressly incorporated by reference
                           in this Form 10-K

21-1         21            Subsidiaries of the Registrant (filed herewith)

23-1         23            Independent Auditors' Consent and Report on Schedule (filed herewith)
                           See page 21

27-1         27            Financial Data Schedule (filed herewith)


Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359
Note (9) 1997 Form 10-K File No. 1-8359
Note (10) 1998 Form 10-K File No. 1-8359