Form 10-Q
period 1999-12-31
NEW JERSEY RESOURCES CORP
filed 2000-02-10
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999   Commission file number 1-8359

                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                     22-2376465
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

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

                               YES: X      NO:

The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2000 was 17,779,421.

                         PART I-FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

---------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
(Thousands, except per share data) ....              1999                1998
---------------------------------------------------------------------------------
OPERATING REVENUES ....................            $263,438            $244,590
                                                   --------            --------

OPERATING EXPENSES

  Gas purchases .......................             193,981             176,337
  Operation and maintenance ...........              20,607              21,137
  Depreciation and amortization .......               7,981               7,399
  Energy and other taxes ..............              10,044              10,480
                                                   --------            --------
Total operating expenses ..............             232,613             215,353
                                                   --------            --------

OPERATING INCOME ......................              30,825              29,237

Other income, net .....................                 445                 552

Interest charges, net .................               5,176               5,280
                                                   --------            --------

INCOME BEFORE  INCOME TAXES ...........              26,094              24,509

Income tax provision ..................               9,915               9,266
                                                   --------            --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS              16,179              15,243

Preferred stock dividends .............                   8                  91
                                                   --------            --------

NET INCOME ............................            $ 16,171            $ 15,152
                                                   ========            ========

EARNINGS PER COMMON SHARE

      BASIC ...........................            $    .91            $    .85
                                                   ========            ========
      DILUTED .........................            $    .90            $    .84
                                                   ========            ========

DIVIDENDS PER COMMON SHARE ............            $    .43            $    .42
                                                   ========            ========

AVERAGE SHARES OUTSTANDING

      BASIC ...........................              17,780              17,844
                                                   ========            ========
      DILUTED .........................              17,914              17,963
                                                   ========            ========


See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
(Thousands)                                                       1999                 1998
---------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
  Net income ......................................            $ 16,171             $ 15,152
  Adjustments to reconcile net income to cash flows

   Depreciation and amortization ..................               7,981                7,399
   Amortization of deferred charges ...............               1,512                  770
   Deferred income taxes ..........................              (2,905)               6,118
   Changes in working capital .....................             (41,224)             (32,046)
   Other, net .....................................               2,275                 (893)
                                                               --------             --------
Net cash flows (used in) from operating activities              (16,190)              (3,500)
                                                               --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt ....................               5,300                6,800
  Proceeds from common stock ......................               2,056                2,317
  Payments of preferred stock .....................                --                (20,000)
  Purchases of treasury stock .....................              (2,803)                (129)
  Payments of common stock dividends ..............              (7,465)              (7,304)
  Net change in short-term debt ...................              35,300               32,300
                                                               --------             --------
Net cash flows from financing activities ..........              32,388               13,984
                                                               --------             --------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES

   Expenditures for

   Utility plant ..................................             (14,215)             (11,038)
   Real estate properties .........................                (118)                 (23)
   Cost of removal ................................              (1,735)              (1,052)
   Proceeds from sale of assets ...................                 556                   --
                                                               --------             --------
Net cash flows (used in) from investing activities              (15,512)             (12,113)
                                                               --------             --------
Net change in cash and temporary investments ......                 686               (1,629)
Cash and temporary investments at September 30 ....               2,123                2,476
                                                               --------             --------
Cash and temporary investments at December 31 .....            $  2,809             $    847
                                                               ========             ========
CHANGES IN COMPONENTS OF WORKING CAPITAL

  Receivables .....................................            $(44,830)            $(83,528)
  Inventories .....................................               4,471               14,887
  Deferred gas costs ..............................               1,940                9,037
  Accounts payable ................................              (3,886)             (11,546)
  Purchased gas ...................................              (2,536)              40,553
  Prepaid and accrued taxes, net ..................              11,890               11,359
  Customers' credit balances and deposits .........                 554                  556
  Other, net ......................................              (8,827)             (13,364)
                                                               --------             --------
Total .............................................            $(41,224)            $(32,046)
                                                               ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for

   Interest (net of amounts capitalized) ..........            $  6,742             $  6,545
   Income taxes ...................................            $    547             $  1,737


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31,            SEPTEMBER 30,           DECEMBER 31,
                                                         1999                    1999                    1998
(Thousands)                                           (unaudited)                                     (unaudited)
-------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT

 Utility plant, at cost ..................            $   954,751             $   941,490             $   906,070
 Real estate properties and other, at cost                 26,437                  26,326                  26,019
                                                      -----------             -----------             -----------
                                                          981,188                 967,816                 932,089
 Accumulated depreciation and amortization               (267,695)               (262,372)               (246,703)
                                                      -----------             -----------             -----------
 Property, plant and equipment, net ......                713,493                 705,444                 685,386
                                                      -----------             -----------             -----------

CURRENT ASSETS

 Cash and temporary investments ..........                  2,809                   2,123                     847
 Construction fund .......................                 12,100                  12,100                  16,000
 Customer accounts receivable ............                101,080                  80,974                 111,295
 Unbilled revenues .......................                 28,061                   2,950                  24,548
 Allowance for doubtful accounts .........                 (2,021)                 (1,684)                 (1,622)
 Gas in storage, at average cost .........                 31,451                  35,718                  37,686
 Materials and supplies, at average cost .                  3,513                   3,717                   4,070
  Prepaid taxes ..........................                   --                     4,749                     568
 Deferred gas costs ......................                   --                      --                     5,249
 Other ...................................                 15,921                   8,598                  18,049
                                                      -----------             -----------             -----------
 Total current assets ....................                192,914                 149,245                 216,690
                                                      -----------             -----------             -----------

DEFERRED CHARGES AND OTHER
 Equity investments ......................                  8,619                   8,813                   8,856
 Regulatory assets .......................                 65,610                  64,063                  40,553
 Long-term deferred gas costs ............                  6,113                   9,744                  24,136
 Other ...................................                 23,991                  22,703                  33,183
                                                      -----------             -----------             -----------
 Total deferred charges and other ........                104,333                 105,323                 106,728
                                                      -----------             -----------             -----------

 Total assets ............................            $ 1,010,740             $   960,012             $ 1,008,804
                                                      ===========             ===========             ===========


See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31,         SEPTEMBER 30,        DECEMBER 31,
                                                        1999                  1999                 1998
(Thousands)                                         (unaudited)                                (unaudited)
------------------------------------------------------------------------------------------------------------
CAPITALIZATION

 Common stock equity ....................            $  310,426            $  302,169            $  301,229
 Redeemable preferred stock .............                   520                   520                   640
 Long-term debt .........................               313,023               287,723               333,541
                                                     ----------            ----------            ----------
 Total capitalization ...................               623,969               590,412               635,410
                                                     ----------            ----------            ----------

CURRENT LIABILITIES

 Current maturities of long-term debt ...                   318                20,318                 1,957
 Short-term debt ........................                97,000                61,700                93,000
 Purchased gas ..........................                76,293                78,829                88,014
 Accounts payable and other .............                24,613                28,499                18,160
 Dividends payable ......................                 7,649                 7,465                 7,507
 Accrued taxes ..........................                 8,343                 2,138                 7,204
 Overrecovered gas costs ................                 1,678                 3,369                  --
 Customers' credit balances and deposits                 16,024                15,470                14,208
                                                     ----------            ----------            ----------

 Total current liabilities ..............               231,918               217,788               230,050
                                                     ----------            ----------            ----------

DEFERRED CREDITS

 Deferred income taxes ..................                63,752                65,559                79,877
 Deferred investment tax credits ........                10,106                10,293                10,580
 Deferred revenue .......................                22,514                23,020                19,088
 Other ..................................                58,481                52,940                33,799
                                                     ----------            ----------            ----------
 Total deferred credits .................               154,853               151,812               143,344
                                                     ----------            ----------            ----------

  Total capitalization and liabilities ..            $1,010,740            $  960,012            $1,008,804
                                                     ==========            ==========            ==========



See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General

   The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 1999 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

3. New Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 2000. The Company is currently evaluating the effects of SFAS No. 133 on its financial condition and results of operations, which will vary based on the Company's use of derivative instruments during any given reporting period following the time of adoption.

   The Company has adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" the impact of which was immaterial to its financial condition and results of operations.

4. Capitalized Interest

   The Company's capitalized interest totaled $254,000 and $182,000 for the three months ended December 31, 1999 and 1998, respectively.

5.  Legal and Regulatory Proceedings

a.  Energy Deregulation Legislation

   In February 1999, the Electric Discount and Energy Competition Act (the Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In January 2000, the New Jersey Board of Public Utilities (the BPU) approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to include a rate for Basic Gas Supply Service (BGS) and Delivery service as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service. The stipulation agreement also extends incentives for NJNG's off-system sales and capacity management programs through December 31, 2002. Additionally, NJNG received approval to recover carrying costs on its expenditures associated with remediating its former manufactured gas plants. These expenditures are recovered over a seven-year period and are subject to annual BPU review and approval.

    The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002, when the BPU must determine the ongoing role of each utility in providing gas supply services. The Act allows natural gas utilities to provide competitive services (e.g., appliance services). By December 31, 2000 the BPU is expected to decide whether some or all customer account services (i.e., meter reading, billing and collections) should be competitive. The BPU is continuing to issue standards and rules to implement the Act.

b.  Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

   In September 1999, NJNG filed to reduce its LGA by less than 1%, reflecting a proposal to decrease the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI), partially offset by a minor increase to its Remediation Adjustment (RA) factor. No change was proposed for the Gas Cost Recovery (GCR), Demand Side Management (DSM) and Weather Normalization Clause
(WNC) factors. The rate restructuring mandated by the Act did not impact the rates or revenues of any of the individual clauses.

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

  Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures, as noted above, will be reviewed annually and recovered over seven-year periods, subject to BPU approval.

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

  NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the District of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of costs expended in connection with, and for continuation of the cleanup of, the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA
Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto and has agreed to participate in an alternate dispute resolution process encouraged by the Court. Its insurance carriers have been notified and one has agreed to assume responsibility for the legal expenses, while reserving its rights with regard to liability. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

f. Various

  The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share

   The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 133,620 and 119,874 for the three months ended December 31, 1999 and 1998, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for both the basic and diluted calculation was net income. There was a one-cent dilutive effect for the three months ended December 31, 1999 and 1998.

7. Long-Term Debt

   In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from the Authority's $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may obtain these funds in reimbursement for certain qualified expenditures. In April 1998, NJNG drew down $2 million from the construction fund and issued $2 million of its Series GG Bonds. In April 1999, NJNG drew down $3.9 million from the construction fund and issued $3.9 million of its Series GG Bonds. In fiscal 2000, NJNG anticipates drawing down approximately $5 million from the construction fund.

8. Subsequent Event

   In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company (NJNR). The Company accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets were sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa. Based upon actual proceeds received from the sale of the assets and costs incurred, net of insurance recoveries received in January 2000, the Company will close out its reserve balance and report income from discontinued operations of approximately $820,000, or $.05 per share in the quarter ended March 31, 2000.

9. Other

   At December 31, 1999 there were 17,783,264 shares of common stock outstanding and the book value per share was $17.46.

   Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1999

A. RESULTS OF OPERATIONS

   Consolidated net income for the quarter ended December 31, 1999 increased 7% to $16.2 million, compared with $15.2 million for the same period last year. Basic EPS increased 7% to $.91, compared with $.85 last year. Diluted EPS also increased 7% to $.90, compared with $.84 last year.

   The increase in consolidated net was attributable primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG.

NJNG OPERATIONS

   NJNG's financial results are summarized as follows:

                                                    Three months Ended
                                                       December 31,
                                                  1999              1998
                                                -------            -------
                                                       (Thousands)
Gross margin
  Residential and commercial                    $44,300            $43,679
  Firm transportation                             9,249              7,159
                                                -------            -------
Total firm margin                                53,549             50,838
  Interruptible                                     220                148
  Off-system and capacity management              1,564              1,321
                                                -------            -------
 Total gross margin                             $55,333            $52,307
                                                =======            =======
Appliance service revenues                      $ 3,086            $ 3,057
                                                =======            =======
Operating income                                $29,205            $26,961
                                                =======            =======
Net income                                      $15,500            $14,118
                                                =======            =======


Gross Margin

   Gross margin is defined as gas revenues less gas costs, sales tax and a Transitional Energy Facilities Assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6% of revenue and excludes off-system sales, sales to other utilities and federal accounts. TEFA is calculated on a per therm basis and excludes sales to other utilities, off-system sales and federal accounts.

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

   The components of gross margin from firm customers are being impacted by customers switching from sales service to firm transportation service. NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier. This is due to NJNG's tariff which is designed such that no profit is earned on the commodity portion of sales to firm customers, and all customers who purchase gas from another supplier continue to utilize NJNG for transportation.

   Total firm margin increased by $2.7 million, or 5.3% for the three months ended December 31, 1999, compared with the same period last year, reflecting customer growth and 1% colder weather.

   The weather for the three months ended December 31, 1999 was 9% warmer than normal, which, in accordance with the WNC, resulted in $2.9 million of gross margin being accrued for future recovery from customers.

   Gross margin from sales to firm customers increased $621,000, or approximately 1% for the three months ended December 31, 1999, compared with the same period last year. The increase in gross margin for the three months ended was due to an increase in therm sales, which primarily resulted from 1% colder weather than last year, and 11,872 customer additions during the twelve months ended December 31, 1999.

   Sales to firm customers were 12.6 billion cubic feet (Bcf) for the three months ended December 31, 1999 compared with 12.3 Bcf for the same period last year. The increase in sales was due to the colder weather and customer growth.

   Gross margin from transportation customers increased $2.1 million, or 29%, for the three months ended December 31, 1999, compared with the same period last year as more customers chose this service. NJNG transported 3.2 Bcf and 2.6 Bcf for the three months ended December 31, 1999 and 1998, respectively.

   The growth in the number of transportation customers was primarily due to NJNG's participation in an open, competitive market which allows residential customers to change natural gas suppliers. Under this program 30,527 and 24,459 residential customers and 4,248 and 4,053 commercial customers were using this service at December 31, 1999 and 1998, respectively. The number of customers switching from sales to transportation may continue to grow as all residential customers have the ability to switch to transportation service beginning January 1, 2000.

Interruptible

   NJNG services 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 4% and 3% of total therm throughput in the three months ended December 31, 1999 and 1998, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

Off-System and Capacity Management

   In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. Effective October 1, 1998 through December 31, 2002, NJNG retains 15% of the gross margin from these sales.

   In order to reduce the fixed cost of NJNG's gas supply portfolio, any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareholders. Under this program, NJNG retains 40% of the savings for the first 12 months following any transaction and retains 15% for the remaining period through December 31, 2002, with the balances credited to firm sales customers through the LGA clause.

   NJNG's off-system and capacity management sales totaled 36 Bcf and generated $1.6 million of gross margin for the three months ended December 31, 1999, compared with 38.6 Bcf and $1.3 million of gross margin for the same period last year.

Operating Income

   Operating income increased $2.2 million, or 8%, for the three months ended December 31, 1999, compared with the same period last year due primarily to the increase in firm gross margin, discussed above, which more than offset increased operating expenses.

Net Income

   Net income increased $1.4 million, or 10%, for the three months ended December 31, 1999, compared with the same period last year due primarily to the increased operating income discussed above, and lower financing costs due primarily to lower debt levels.

ENERGY HOLDINGS OPERATIONS

   Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and retail marketing subsidiaries, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                 Three months Ended
                                   December 31,
                             1999                1998
                           ----------------------------
                                   (Thousands)
Revenues                    $63,287            $68,119
                            =======            =======
Operating income            $   826            $ 1,809
                            =======            =======
Net income                  $   698            $   913
                            =======            =======


   Energy Holdings' operating income and net income decreased for the three months ended December 31, 1999 when compared with the same period last year, primarily due to lower storage management margins which were partially offset by a gain on the sale of Natural Energy's commercial customers to Reliant Energy in November 1999.

   Energy Service's gas under management totaled 25.5 Bcf and 30.5 Bcf for the three months ended December 31, 1999 and 1998 respectively. Retail gas sales totaled 1.2 Bcf and 1.9 Bcf for the three months ended December 31, 1999 and 1998, respectively.

NJR DEVELOPMENT OPERATIONS

   NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                            Three months Ended
                                                December 31,
                                           1999              1998
                                        ---------------------------
                                                 (Thousands)
Revenues                                  $ 277             $ 251
                                          =====             =====
Other income, net                         $  58             $ 102
                                          =====             =====
Net income (loss)                         $(150)            $  27
                                          =====             =====

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

   The decrease in net income for the three months ended December 31, 1999 compared with the same period last year is due primarily to marketing costs associated with CR&R's remaining land portfolio.

THE YEAR 2000 ISSUE

   The Company developed and implemented a plan to address Year 2000 issues facing the Company. The Company has not experienced any material incidents during the transition to Year 2000. All computers, infrastructure and business systems have been running smoothly following the transition to Year 2000. The Company will continue to closely monitor the Year 2000 issue and does not believe that any potential future failure to be Year 2000 compliant, including with respect to leap year calculations or other dates, would have a material adverse effect on the Company. The capitalized costs through December 31, 1999 of updating the Company's enterprise computer systems were $22.6 million. The Company incurred $1.3 million in the quarter ended December 31, 1999 for projects that have addressed Year 2000 readiness, of which $1.2 million was for new software and hardware which the Company capitalized.

B. LIQUIDITY AND CAPITAL RESOURCES

   In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $100 million. At December 31, 1999, $64.1 million was outstanding under these agreements and is included in long-term debt. It is the Company's objective to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required. Based upon its existing mix of investments, it is the Company's goal to maintain a common equity ratio of between 50% and 55%, which is consistent with maintaining its current short-term and long-term credit ratings. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The

Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

   The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $100 million of which $97 million is outstanding at December 31, 1999 and is included in Short-term debt.

   Remaining fiscal 2000 construction expenditures are estimated at $38 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG expects to finance these expenditures through internal generation and the issuance of short-term and long-term debt.

ENERGY HOLDINGS

   Energy Holdings does not currently expect any material capital expenditures or external financing requirements in fiscal 2000.

NJR DEVELOPMENT

   CR&R's future capital expenditures will be limited to the fit-up of existing tenant space, developing existing acreage and additional investments to preserve the value of its existing real estate holdings. CR&R does not currently expect any material capital expenditures or external financing requirements in fiscal 2000.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL RISK MANAGEMENT

Commodity Market Risks

   The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has hedged its commitments to purchase natural gas for the retail customers of Natural Energy and hedged purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 27.7 Bcf of natural gas to a gas marketing company at prices ranging from $2.69 to $4.41 per Million British Thermal Units (Mmbtu).

   Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

   NJNG entered into futures contracts to buy and sell 8.6 Bcf of natural gas through October 2000 at prices ranging from $2.23 to $3.00 per Mmbtu, and as of December 31, 1999, NJNG had a deferred unrealized gain of approximately $1.6 million from these contracts.

   Additionally, through its Financial Risk Management program, NJNG had options on 4.2 Bcf of natural gas at strike prices ranging from $2.00 to $3.00 per Mmbtu on which it had an unrealized gain of $200,000 as of December 31, 1999.

   As of December 31, 1999, Energy Services had entered into futures contracts to buy 4.8 Bcf of natural gas through February 2002, at prices ranging from $2.10 to $3.03 per Mmbtu, and had a deferred unrealized gain of $600,000 from these futures contracts. Energy Services also entered into natural gas swap agreements in order to hedge its risks on 58.9 Bcf of natural gas. As of December 31, 1999, Energy Services had a deferred unrealized gain of approximately $3.4 million from these swap agreements. Energy Services also held options for 85,000 Mmbtu at strike prices of $2.00 to $2.25 on which it had an realized gain of $21,000 as of December 31, 1999.

   NJR Energy has hedged both its price and physical delivery risks associated with a long-term, fixed-price sales contract with a gas marketing company (the "Gas Sale Contract"). To hedge its price risk, NJR Energy entered into two swap agreements. Under the terms of these two swap agreements, NJR Energy will pay to the counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by the counterparties of an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. The swap agreements were effective as of November 1995. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contract. NJR Energy has agreed to pay this second gas marketing company the identical floating price it receives under the swap agreements mentioned above.

   To manage these instruments, the Company has well-defined risk management policies and procedures, which include volumetric limits and monetary guidelines.

   All of the futures contracts, options and swap agreements described are held for hedging, rather than trading, purposes except for 85,000 Mmbtu of options held by Energy Services. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements. With respect to natural gas futures contracts as of December 31, 1999 and 1998, in the event of a hypothetical 10% change in natural gas prices, the value of the Company's contracts would change by approximately $800,000 and $2.1 million, respectively. With respect to natural gas swap agreements as of December 31, 1999 and 1998, in the event of a hypothetical 10% change in natural gas prices, the value of such agreements would change by approximately $100,000 and $500,000. Finally, with respect to options as of December 31, 1999, in the event of a hypothetical 10% change in the option premiums related to the natural gas futures prices, the value of the options would change by approximately $100,000. There were no options outstanding as of December 31, 1998. However, any such additional changes in value under the futures contracts and the option and swap agreements would be substantially offset by a corresponding change in the related underlying contracts that are being hedged.

Interest Rate Risk

   NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's annual interest expense, net of tax, would change by $242,000. The Company has variable rate debt of $64.1 million, if interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $378,000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

   Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, impact of deregulation, expected disposition of legal and regulatory proceedings, effect of new accounting standards and impact of the Year 2000 computer issue, are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the first quarter of fiscal 2000 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On January 26, 2000, the stockholders voted upon the following matters at the annual stockholder meeting.

        (a) The election of four (4) directors, each to serve for three-year terms expiring in 2002, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

        Director                       For               Withheld
        --------                       ---               --------
        Hazel Gluck                    13,931,318        174,866
        James Hacket                   13,973,095        133,089
        Gary Wolf                      13,972,389        133,796
        George Zoffinger               13,975,446        130,739

        (b) The amendment to the Long-Term Incentive Compensation Plan. The results of the voting were as follows:

        For             Against        Abstain
        ---             -------        -------
        8,814,490       2,218,238      254,001

        (c) The stockholders approved the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2000. The votes were as follows:

        For             Against        Abstain
        ---             -------        -------
        13,970,192      70,044         65,948

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        3-2 By-Laws of the Company, as adopted by the Board of Directors on November 17, 1999.

        27-1  Financial Data Schedule

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW JERSEY RESOURCES CORPORATION

   Date:  February 10, 2000             /s/Glenn C. Lockwood
                                        ---------------------------
                                           Glenn C. Lockwood
                                           Senior Vice President
                                           and Chief Financial Officer