Form 10-Q
period 2000-03-31
NEW JERSEY RESOURCES CORP
filed 2000-05-12
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2000      Commission file number 1-8359



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



                          YES: X               NO:



The number of shares outstanding of $2.50 par value Common Stock as of May 8, 2000 was 17,654,389.

                              PART I-FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS

                            CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        MARCH 31,                   MARCH 31,
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
                                                         (Thousands, except per share data)
OPERATING REVENUES ........................      $368,988      $327,315      $632,426      $571,905
                                                 --------      --------      --------      --------
OPERATING EXPENSES
  Gas purchases ...........................       268,179       229,419       462,160       405,756
  Operation and maintenance ...............        22,719        20,770        43,326        41,849
  Depreciation and amortization ...........         7,808         7,401        15,789        14,800
  Energy and other taxes ..................        14,797        16,032        24,841        26,512
                                                 --------      --------      --------      --------
 Total operating expenses .................       313,503       273,622       546,116       488,917
                                                 --------      --------      --------      --------
OPERATING INCOME ..........................        55,485        53,693        86,310        82,988
Other income, net .........................           119           346           564           898
Interest charges, net .....................         4,843         5,403        10,019        10,741
                                                 --------      --------      --------      --------
INCOME BEFORE INCOME TAXES ................        50,761        48,636        76,855        73,145
Income tax provision ......................        18,913        18,289        28,828        27,555
                                                 --------      --------      --------      --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS ...        31,848        30,347        48,027        45,590
Preferred stock dividends .................             7            10            15           101
                                                 --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS .........        31,841        30,337        48,012        45,489
Income from discontinued operations .......           828            --           828            --
                                                 --------      --------      --------      --------
NET INCOME ................................      $ 32,669      $ 30,337      $ 48,840      $ 45,489
                                                 ========      ========      ========      ========
EARNINGS PER COMMON SHARE-BASIC
     INCOME FROM CONTINUING OPERATIONS ....      $   1.80      $   1.70      $   2.71      $   2.55
                                                 ========      ========      ========      ========
     NET INCOME ...........................      $   1.85      $   1.70      $   2.75      $   2.55
                                                 ========      ========      ========      ========
EARNINGS PER COMMON SHARE-DILUTED
     INCOME FROM CONTINUING OPERATIONS ....      $   1.79      $   1.69      $   2.69      $   2.53
                                                 ========      ========      ========      ========
     NET INCOME ...........................      $   1.84      $   1.69      $   2.74      $   2.53
                                                 ========      ========      ========      ========
DIVIDENDS PER COMMON SHARE ................      $    .43      $    .42      $    .86      $    .84
                                                 ========      ========      ========      ========
AVERAGE SHARES OUTSTANDING
     BASIC ................................        17,684        17,869        17,732        17,856
                                                 ========      ========      ========      ========
     DILUTED ..............................        17,787        17,976        17,850        17,972
                                                 ========      ========      ========      ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              2000           1999
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..........................................      $ 48,840       $ 45,489
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ......................        15,789         14,800
  Amortization of deferred charges ...................         3,722          1,653
  Deferred income taxes ..............................        (1,510)         2,049
  Change in working capital ..........................        31,812          9,041
  Other, net .........................................        (8,645)        (2,314)
                                                            --------       --------
Net cash flows from operating activities .............        90,008         70,718
                                                            --------       --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from common stock ..........................         4,058          4,576
 Payments of long-term debt ..........................        (2,582)        (7,377)
 Repurchase of treasury stock ........................        (9,634)        (1,989)
 Payments of common stock dividends ..................       (15,114)       (14,811)
 Payments of preferred stock .........................            --        (20,000)
 Net change in short-term debt .......................       (36,400)        (6,600)
                                                            --------       --------
Net cash flows used in financing activities ..........       (59,672)       (46,201)
                                                            --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ......................................       (24,940)       (22,951)
  Real estate properties .............................          (281)           (89)
  Equity investments and other .......................          (250)            --
  Cost of removal ....................................        (2,579)        (2,008)
 Proceeds from asset sales ...........................           556             --
                                                            --------       --------
Net cash flows used in investing activities ..........       (27,494)       (25,048)
                                                            --------       --------
Net change in cash and temporary investments .........         2,842           (531)
Cash and temporary investments at September 30 .......         2,123          2,476
                                                            --------       --------
Cash and temporary investments at March 31 ...........      $  4,965       $  1,945
                                                            ========       ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .........................................      $(54,070)      $(94,438)
 Inventories .........................................        29,109         43,144
 Deferred gas costs ..................................        17,812         42,493
 Purchased gas .......................................        19,055         19,610
 Prepaid and accrued taxes, net ......................        33,193         26,608
 Customers' credit balances and deposits .............        (8,966)        (8,042)
 Accounts payable ....................................           974         (7,692)
 Other, net ..........................................        (5,295)       (12,642)
                                                            --------       --------
Total ................................................      $ 31,812       $  9,041
                                                            ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...............      $  9,536       $ 10,102
 Income taxes ........................................      $  7,676       $ 10,292

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      MARCH 31,        SEPTEMBER 30,      MARCH 31,
                                                         2000              1999              1999
                                                     (unaudited)                         (unaudited)
                                                     -----------       -----------       -----------
                                                                       (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at cost ......................      $   965,789       $   941,490       $   917,713
  Real estate properties and other, at cost ...           26,600            26,326            26,148
                                                     -----------       -----------       -----------
                                                         992,389           967,816           943,861
  Accumulated depreciation and amortization ...         (274,297)         (262,372)         (252,739)
                                                     -----------       -----------       -----------
   Property, plant and equipment, net .........          718,092           705,444           691,122
                                                     -----------       -----------       -----------

CURRENT ASSETS
  Cash and temporary investments ..............            4,965             2,123             1,945
  Construction fund ...........................           12,100            12,100            16,000
  Customer accounts receivable ................          123,598            80,974           129,815
  Unbilled revenues ...........................           15,753             2,950            17,540
  Allowance for doubtful accounts .............           (3,010)           (1,684)           (2,189)
  Gas in storage, at average cost .............            6,717            35,718             9,579
  Materials and supplies, at average cost .....            3,609             3,717             3,920
  Prepaid state taxes .........................               --             4,749                --
  Deferred gas costs ..........................               --                --             6,129
  Other .......................................           12,183             8,598            16,980
                                                     -----------       -----------       -----------
   Total current assets .......................          175,915           149,245           199,719
                                                     -----------       -----------       -----------

DEFERRED CHARGES AND OTHER
  Equity investments ..........................            9,276             8,813             9,009
  Regulatory assets ...........................           72,721            64,063            40,726
  Long-term deferred gas costs ................               --             9,744                --
  Other .......................................           24,462            22,703            30,813
                                                     -----------       -----------       -----------
   Total deferred charges and other ...........          106,459           105,323            80,548
                                                     -----------       -----------       -----------

         Total assets .........................      $ 1,000,466       $   960,012       $   971,389
                                                     ===========       ===========       ===========



See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                     MARCH 31,     SEPTEMBER 30,     MARCH 31,
                                                       2000            1999            1999
                                                    (unaudited)                     (unaudited)
                                                    ----------      ----------      ----------
                                                                    (Thousands)
CAPITALIZATION
  Common stock equity ........................      $  331,126      $  302,169      $  322,067
  Redeemable preferred stock .................             520             520             640
  Long-term debt .............................         284,980         287,723         319,364
                                                    ----------      ----------      ----------
   Total capitalization ......................         616,626         590,412         642,071
                                                    ----------      ----------      ----------

CURRENT LIABILITIES
  Current maturities of long-term debt .......          20,479          20,318           1,957
  Short-term debt ............................          25,300          61,700          54,100
  Purchased gas ..............................          97,884          78,829          67,071
  Accounts payable and other .................          29,473          28,499          22,014
  Dividends payable ..........................           7,611           7,465           7,510
  Accrued taxes ..............................          31,816           2,138           6,995
  Overrecovered gas costs ....................           4,739           3,369              --
  Customers' credit balances and deposits ....           6,504          15,470           5,610
                                                    ----------      ----------      ----------
   Total current liabilities .................         223,806         217,788         165,257
                                                    ----------      ----------      ----------

DEFERRED CREDITS
  Deferred income taxes ......................          62,957          65,559          90,698
  Deferred investment tax credits ............          10,019          10,293          10,532
  Deferred revenue ...........................          22,013          23,020          18,810
  Long-term overrecovered gas costs ..........           6,698              --          10,200
  Other ......................................          58,347          52,940          33,821
                                                    ----------      ----------      ----------
   Total deferred credits ....................         160,034         151,812         164,061
                                                    ----------      ----------      ----------

      Total capitalization and liabilities ...      $1,000,466      $  960,012      $  971,389
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

3. New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 2000. The Company has created a project team to perform a detailed evaluation of the effects of SFAS No. 133 on its financial condition and results of operations. The impact of SFAS No. 133 on the Company's future results will vary based on the use of derivative instruments during any given reporting period following the time of adoption.

     The Company has adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which was immaterial to the Company's financial condition and results of operations.

4. Capitalized Interest

     The Company's capitalized interest totaled $287,000 and $179,000 for the three months ended March 31, 2000 and 1999, respectively, and $541,000 and $361,000 for the six months ended March 31, 2000 and 1999, respectively.

5. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (the
Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In January 2000, the New Jersey Board of Public Utilities (the BPU), verbally approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply (BGS) Service and Delivery service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service. The stipulation agreement also extends incentives for NJNG's off-system sales and capacity management programs through December 31, 2002. Additionally, NJNG received approval to recover carrying costs on its expenditures associated with remediating its former manufactured gas plants. These expenditures are recovered over rolling seven-year periods and are subject to annual BPU review and approval.

      The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing gas supply services by January 1, 2002. The Act allows natural gas utilities to provide competitive services (e.g., appliance services). By December 31, 2000 the BPU is expected to decide whether certain customer account services (i.e., meter reading, billing and collections) should be competitive.

b. Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

     In September 1999, NJNG filed to reduce its LGA by less than 1%, reflecting a proposal to decrease the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI), partially offset by a minor increase to its Remediation Adjustment (RA) factor. No change was proposed for the Gas Cost Recovery (GCR), Demand Side Management (DSM) and Weather Normalization Clause
(WNC) factors. The rate restructuring mandated by the Act discussed in Note 5a Energy Deregulation Legislation above, did not impact the rates of any of the individual clauses.

     In August 1999, NJNG filed a Comprehensive Resource Analysis (CRA) plan pursuant to a BPU order. The CRA, which will replace NJNG's current DSM program, includes funding for class I renewables (e.g., fuel cells), and has a program cost of $2.9 million recoverable through rates. The BPU is currently evaluating two separate stipulations filed in this proceeding.

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

   Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures, as noted above, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval.

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

d. South Brunswick Asphalt, L.P.

   NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving materials. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. Following service of

SBA's amended complaint, NJDEP filed a motion for dismissal of the amended complaint, but has not formally granted or denied SBA's permit applications. In March 1999, the court granted NJDEP's motion in part and denied NJDEP's motion in part, and directed SBA to file a more definite statement of its claims for equitable relief against NJDEP, including its request that a mandatory injunction be imposed compelling NJDEP to issue the subject permits. SBA has filed a more definite statement of its claims, and NJDEP has renewed its motion to dismiss the amended complaint. In its motion, NJDEP alleges, among other things, that it has not acted upon SBA's applications for permits to recycle the tar emulsion/sand and gravel mixture because SBA has not submitted completed applications for these permits. This allegation is denied by SBA. NJDEP's motion to dismiss is pending in the Superior Court and it is not known when the Court will issue a decision. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations

e. Combe Fill South Landfill

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

6. Earnings Per Share

   The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 102,588 and 107,617 for the three months ended March 31, 2000 and 1999, respectively, and 118,098 and 116,348 for the six months ended March 31, 2000 and 1999, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income from continuing operations and net income, respectively.

7. Long-Term Debt

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down on these funds in reimbursement for certain qualified expenditures. In April 1999 and 2000, NJNG drew down $3.9 million and $4.5 million, respectively, from the construction fund and issued a like amount of its Series GG Bonds.

8. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company (NJNR). The Company accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets were sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa. Based upon actual proceeds received from the sale of the assets and costs incurred, net of insurance recoveries received in January 2000, the Company closed out its reserve balance and reported income from discontinued operations of $828,000, or $.05 per share, in the quarter ended March 31, 2000.

9. Segment Reporting

                                    Three Months Ended               Six Months Ended
                                        March 31,                       March 31,
                                   2000            1999            2000            1999
                                ---------       ---------       ---------       ---------
                                                       (Thousands)
Operating Revenues
  Natural gas distribution      $ 269,817       $ 256,371       $ 470,343       $ 434,969
  Energy holdings                  99,179          73,743         162,466         141,862
  Real estate                         278             233             555             484
                                ---------       ---------       ---------       ---------
Subtotal                          369,274         330,347         633,364         577,315
  Intersegment revenues              (286)         (3,032)           (938)         (5,410)
                                ---------       ---------       ---------       ---------
Total                           $ 368,988       $ 327,315       $ 632,426       $ 571,905
                                =========       =========       =========       =========

Operating Income
  Natural gas distribution      $  52,480       $  51,919       $  81,685       $  78,880
  Energy holdings                   2,060           1,278           2,886           2,087
  Real estate                        (222)           (154)           (526)           (227)
  Other                             1,167             288           2,265           1,828
                                ---------       ---------       ---------       ---------
Total                           $  55,485       $  53,331       $  86,310       $  82,568
                                =========       =========       =========       =========

                                      As of              As of              As of
                                 March 31, 2000   September 30, 1999   March 31, 1999
                                 --------------   ------------------   --------------
                                                      (Thousands)
Assets
  Natural gas distribution         $  928,870         $  883,072         $  886,793
  Energy holdings                      37,303             46,371             44,821
  Real estate                          22,407             22,396             22,140
  Other                                11,886              8,173             17,635
                                   ----------         ----------         ----------
Total                              $1,000,466         $  960,012         $  971,389
                                   ==========         ==========         ==========


10. Other

     At March 31, 2000 there were 17,622,669 shares of common stock outstanding and the book value per share was $18.79.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2000

A.   RESULTS OF OPERATIONS

     Consolidated income from continuing operations for the quarter ended March 31, 2000 increased 5% to $31.8 million, compared with $30.3 million for the same period last year. Basic EPS from continuing operations increased 5.9% to $1.80, compared with $1.70 last year. Diluted EPS from continuing operations also increased 5.9% to $1.79, compared with $1.69 last year.

     Consolidated income from continuing operations for the six months ended March 31, 2000 increased 5.5% to $48 million, compared with $45.5 million for the same period last year. Basic EPS from continuing operations increased 6.3% to $2.71, compared with $2.55 last year. Diluted EPS from continuing operations also increased 6.3% to $2.69, compared with $2.53 last year.

     The increase in consolidated earnings from continuing operations in both the three and six months ended March 31, 2000 was attributed primarily to continued profitable customer growth and higher average customer usage at the Company's principal subsidiary, NJNG, and improved overall unregulated operating results.

     Consolidated net income for the three and six months ended March 31, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final true-up of the Company's reserve established in 1995 in conjunction with exiting the gas exploration and production business. This income represents the excess of proceeds received from the sale of the assets and the costs incurred, net of insurance recoveries received in January 2000, compared with the estimates made in 1995.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                            Three Months Ended           Six Months Ended
                                                 March 31,                   March 31,
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
                                                              (Thousands)
Gross margin
  Residential and commercial              $ 66,589      $ 64,665      $110,889      $108,344
  Firm transportation                       12,337        11,240        21,586        18,399
                                          --------      --------      --------      --------
Total firm margin                           78,926        75,905       132,475       126,743
  Interruptible                                198           150           418           298
  Off-system and capacity management         1,278         1,694         2,842         3,015
                                          --------      --------      --------      --------
Total gross margin                        $ 80,402      $ 77,749      $135,735      $130,056
                                          ========      ========      ========      ========
Appliance service revenues                $  3,044      $  2,862      $  6,130      $  5,919
                                          ========      ========      ========      ========
Operating income                          $ 52,480      $ 51,919      $ 81,685      $ 78,880
                                          ========      ========      ========      ========
Net income                                $ 30,476      $ 29,932      $ 45,976      $ 44,050
                                          ========      ========      ========      ========

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

     Total firm margin increased by 4% and 5% for the three and six months ended March 31, 2000, respectively, compared with the same periods last year, reflecting customer growth and higher average customer usage.

     The weather for the six months ended March 31, 2000 was 8% warmer than normal, which, in accordance with the WNC, resulted in $7.5 million of gross margin being accrued for future recovery from customers. At March 31, 2000, NJNG had $18.9 million in accrued WNC margins to be collected from its customers in fiscal 2001 and 2002.

     Gross margin from sales to firm customers increased $1.9 million, or 2.9%, and $2.5 million, or 2.3%, for the three and six months ended March 31, 2000, respectively, compared with the same periods last year. The increase in gross margin for both periods was due primarily to the impact of 11,734 customer additions during the twelve months ended March 31, 2000, and the impact of the WNC.

     Sales to firm customers were 20.5 billion cubic feet (Bcf) and 33.1 Bcf for the three and six months ended March 31, 2000, compared with 20.4 Bcf and 32.7 Bcf for the same period last year. The increase in sales was due to continued customer growth.

     Gross margin from firm transportation increased $1.1 million, or 9.8%, and $3.2 million, or 17.3%, for the three and six months ended March 31, 2000, respectively, compared with the same periods last year as more customers chose this service. NJNG transported 4.7 Bcf and 7.9 Bcf for the three and six months ended March 31, 2000, respectively, compared with 4.2 Bcf and 6.7 Bcf, in the same periods last year.

     The growth in the number of firm transportation customers is due primarily to NJNG's participation in an open, competitive market which allows residential customers to change natural gas suppliers. Under this program 30,120 and 27,051 residential customers and 4,176 and 4,283 commercial customers were using this service at March 31, 2000 and 1999, respectively.

Interruptible

     NJNG services 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 3.5% and 3% of total therm throughput in the six months ended March 31, 2000 and 1999, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

Off-System and Capacity Management

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its own system requirements. Effective October 1, 1998 through December 31, 2002, NJNG will retain 15% of the gross margin from these sales with the balance credited to firm sales customers through the LGA clause.

     In order to reduce the fixed cost of NJNG's gas supply portfolio, savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareholders. Under this program, NJNG retains 40% of the savings for the first 12 months following any transaction and retains 15% of the savings for the remaining period through December 31, 2002, with the balances credited to firm sales customers through the LGA clause.

     NJNG's off-system and capacity management sales totaled 32.4 Bcf and generated $1.3 million of gross margin, and 68.4 Bcf and $2.8 million of gross margin, for the three and six months ended March 31, 2000, respectively, compared with 41.7 Bcf and $1.7 million of gross margin, and 80.3 Bcf and $3 million of gross margin, in the respective periods last year. The decrease was due primarily to the warmer-than-normal weather, which increased the availability of supply and capacity and resulted in lower margins per therm.

Operating Income

     Operating income increased $561,000, or 1%, and $2.8 million or 3.6% for the three and six months ended March 31, 2000, respectively, compared with the same periods last year, primarily due to the increase in gross margin discussed above and increased appliance service revenues, which more than offset an increase in operation and maintenance and depreciation expenses.

Net Income

     Net income increased $544,000, or 1.8%, and $1.9 million, or 4.4%, for the three and six months ended March 31, 2000, respectively, compared with the same periods last year, primarily due to the higher operating income discussed above and lower financing costs primarily due to lower debt levels.

ENERGY HOLDINGS OPERATIONS

     Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and retail marketing subsidiaries, respectively, and the continuing operations of NJR Energy, which consist primarily of its equity investment in the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                Three Months Ended           Six Months Ended
                                     March 31,                   March 31,
                                2000          1999          2000          1999
                              --------      --------      --------      --------
                                                  (Thousands)
Revenues                      $107,054      $ 84,217      $170,341      $159,623
                              ========      ========      ========      ========
Operating income              $  2,060      $  1,278      $  2,886      $  2,087
                              ========      ========      ========      ========
Net income                    $  2,168      $    433      $  2,866      $  1,346
                              ========      ========      ========      ========

     Energy Holdings revenues and income increased for the three and six months ended March 31, 2000, compared to the same periods last year, reflecting primarily increased storage management activity and higher daily gas sales which more than offset the expiration of a fuel management contract at Energy Services.

     Energy Holdings gas sales and managed gas totaled 29.9 Bcf and 55.4 Bcf, and retail gas sales totaled 1.2 Bcf and 2.4 Bcf for the three and six months ended March 31, 2000, respectively, compared with gas sales and managed gas of
37.8 Bcf and 68.3 Bcf, and retail gas sales of 3.1 Bcf and 5 Bcf in the comparable periods last year. The decline in gas under management was primarily due to the expiration of a fuel management contract. In November 1999, Natural Energy sold its commercial customer contracts and currently serves over 14,500 residential customers.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:



                                  Three Months Ended           Six Months Ended
                                      March 31,                   March 31,
                                  2000          1999          2000          1999
                                 -----         -----         -----         -----
                                                   (Thousands)
Revenues                         $ 278         $ 233         $ 555         $ 484
                                 =====         =====         =====         =====
Other income, net                $ 103         $ 103         $ 161         $ 205
                                 =====         =====         =====         =====
Net income (loss)                $ (42)        $ (10)        $(192)        $  17
                                 =====         =====         =====         =====

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

     The decrease in net income for the three and six months ended March 31, 2000 compared with the same periods last year is due primarily to marketing costs associated with CR&R's remaining undeveloped land portfolio.

THE YEAR 2000 ISSUE

     The Company developed and implemented a plan to address Year 2000 issues facing the Company. The Company has not experienced any material incidents during the transition to Year 2000. All computers, infrastructure and business systems have been running smoothly following the transition to Year 2000. The Company will continue to closely monitor the Year 2000 issue and does not believe that there will be any future incidents.

B. LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $90 million. At March 31, 2000, $56.3 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $100 million.

     Remaining fiscal 2000 construction expenditures are estimated at $27.5 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. Through March 31, 2000, NJNG has incurred $11.1 million in remediating its former manufactured gas plants. NJNG estimates additional remediation expenditures of approximately $14 million for the remaining six months of fiscal 2000.

     NJNG expects to finance these expenditures through internal generation, the issuance of short-term and long-term debt and equity contributions from NJR. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of approximately 50%, which is consistent with maintaining its current short-term and long-term credit ratings.

ENERGY HOLDINGS

     Energy Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 2000.

NJR DEVELOPMENT

     CR&R's capital expenditures are projected to be $600,000 in 2000 and $2.9 million in 2001 in connection with the construction of a 35,000 square-foot build-to-suit office building. CR&R is simultaneously negotiating the sale of the building and adjacent undeveloped acreage, the terms of which would at least recover the construction costs and land investment.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has also hedged its commitments to purchase natural gas for sale to retail marketers and hedged purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 23.8 Bcf of natural gas to a gas marketing company at prices ranging from $2.73 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.


Summary of NJNG & NJRES commodity derivatives:

                                                                      Deferred
                                                                     Unrealized
                                Volume           Price per              Gain
                                in Bcf             Mmbtu            in Thousands
                                ------             -----            ------------
NJNG
                  Futures        9.4            $2.27-$3.01            $3,895
                  Swaps          3.7                                   $   61
                  Options        1.4            $2.45-$4.25            $  578

Energy Services
                  Futures        4.2            $2.10-$2.91            $5,438
                  Swaps         36.9                                   $1,673
                  Options        0.3            $2.25-$2.95            $    5


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

    All of the futures contracts, options and swap agreements described above are held for hedging rather than trading purposes except for 150,000 Mmbtu of options held by Energy Services. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements.

Summary of effects of theoretical 10% change in market value:

                                                              March 31,
                                                       2000                1999
                                                      ------              ------
                                                             (Thousands)
          Futures                                     $2,603              $5,000

          Swaps                                       $2,259              $  404

          Options                                     $  405              $   25


However, any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's interest expense, net of tax, would change by $242,000. The Company also has variable rate debt of $56 million, if interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $332,000.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, expected disposition of legal and regulatory proceedings, effect of new accounting standards, impact of the Year 2000 computer issue, and expected sale of the office building are forward-looking statements. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may", "intend", "expect", or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 2000 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           4-1 Revolving Credit and Term Loan agreement between New Jersey Resources Corporation and PNC Bank, amended January 31, 2000

           4-2 Committed Line of Credit Agreement between New Jersey Resources Corporation and PNC Bank, dated January 31, 2000

           10-1  Long-Term Incentive Compensation Plan, as amended

           27-1  Financial Data Schedule

           (b)   Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NEW JERSEY RESOURCES CORPORATION



    Date:  May 12, 2000                 /s/Glenn C. Lockwood
                                        ---------------------------
                                           Glenn C. Lockwood
                                           Senior Vice President
                                           and Chief Financial Officer