Form 10-Q
period 2000-06-30
NEW JERSEY RESOURCES CORP
filed 2000-08-11
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 2000       Commission file number 1-8359



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



                                YES: [X] NO: [ ]



The number of shares outstanding of $2.50 par value Common Stock as of August 7, 2000 was 17,677,785.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      2000          1999          2000          1999
                                                      ----          ----          ----          ----
                                                            (Thousands, except per share data)
OPERATING REVENUES ...........................      $247,949      $159,486      $880,387      $731,391
                                                    --------      --------      --------      --------
OPERATING EXPENSES
 Gas purchases ...............................       205,287       119,756       667,447       525,512
 Operation and maintenance ...................        19,850        18,347        63,188        60,616
 Depreciation and amortization ...............         7,888         7,406        23,677        22,206
 Energy and other taxes ......................         5,982         5,842        30,823        32,354
                                                    --------      --------      --------      --------
Total operating expenses .....................       239,007       151,351       785,135       640,688
                                                    --------      --------      --------      --------
OPERATING INCOME .............................         8,942         8,135        95,252        90,703
Other income, net ............................           227           677           791         1,575
Interest charges, net ........................         4,305         4,849        14,324        15,170
                                                    --------      --------      --------      --------
INCOME BEFORE INCOME TAXES ...................         4,864         3,963        81,719        77,108
Income tax provision .........................         1,741           895        30,569        28,450
                                                    --------      --------      --------      --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS ......         3,123         3,068        51,150        48,658
Preferred stock dividends ....................             7             8            22           109
                                                    --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS ............         3,116         3,060        51,128        48,549
Income from discontinued operations ..........            --            --           828            --
                                                    --------      --------      --------      --------
NET INCOME ...................................      $  3,116      $  3,060      $ 51,956      $ 48,549
                                                    ========      ========      ========      ========
EARNINGS PER COMMON SHARE-BASIC
  INCOME FROM CONTINUING OPERATIONS ..........      $    .18      $    .17      $   2.89      $   2.72
                                                    ========      ========      ========      ========
  NET INCOME .................................      $    .18      $    .17      $   2.93      $   2.72
                                                    ========      ========      ========      ========
EARNINGS PER COMMON SHARE-DILUTED
  INCOME FROM CONTINUING OPERATIONS ..........      $    .18      $    .17      $   2.87      $   2.70
                                                    ========      ========      ========      ========
  NET INCOME .................................      $    .18      $    .17      $   2.91      $   2.70
                                                    ========      ========      ========      ========
DIVIDENDS PER COMMON SHARE ...................      $    .43      $    .42      $   1.29      $   1.26
                                                    ========      ========      ========      ========
AVERAGE SHARES OUTSTANDING
  BASIC ......................................        17,656        17,888        17,707        17,867
                                                    ========      ========      ========      ========
  DILUTED ....................................        17,788        18,005        17,829        17,980
                                                    ========      ========      ========      ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                            2000            1999
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................      $  51,956       $  48,549
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................         23,677          22,206
  Amortization of deferred charges ...............          4,715           2,114
  Deferred income taxes ..........................          6,912           3,263
  Manufactured gas plant remediation costs .......        (18,184)         (2,851)
  Change in working capital ......................         43,030          48,310
  Other, net .....................................          3,066          (3,265)
                                                        ---------       ---------
Net cash flows from operating activities .........        115,172         118,326
                                                        ---------       ---------
CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from long-term debt ....................             --           7,800
 Proceeds from common stock ......................          6,062           6,873
 Payments of long-term debt ......................         (3,582)        (20,077)
 Repurchase of treasury stock ....................        (10,466)         (5,855)
 Payments of common stock dividends ..............        (22,679)        (22,321)
 Payments of preferred stock .....................           (120)        (20,120)
 Net change in short-term debt ...................        (44,100)        (27,300)
                                                        ---------       ---------
Net cash flows used in financing activities ......        (74,885)        (81,000)
                                                        ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................        (35,845)        (35,251)
  Real estate properties and other ...............           (786)           (256)
  Equity investments .............................           (250)             --
  Cost of removal ................................         (3,796)         (3,716)
 Proceeds from asset sales .......................            831           1,900
                                                        ---------       ---------
Net cash flows used in investing activities ......        (39,846)        (37,323)
                                                        ---------       ---------
Net change in cash and temporary investments .....            441               3
Cash and temporary investments at September 30 ...          2,123           2,476
                                                        ---------       ---------
Cash and temporary investments at June 30 ........      $   2,564       $   2,479
                                                        =========       =========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................      $ (44,885)      $ (31,239)
 Construction fund ...............................          4,500           3,900
 Inventories .....................................         13,294          36,222
 Deferred gas costs ..............................         16,774          44,673
 Purchased gas ...................................         49,865           4,551
 Prepaid and accrued taxes, net ..................          4,282           6,314
 Customers' credit balances and deposits .........         (6,322)         (4,606)
 Accounts payable ................................          3,527          (5,175)
 Other, net ......................................          1,995          (6,330)
                                                        ---------       ---------
Total ............................................      $  43,030       $  48,310
                                                        =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........      $  15,308       $  16,223
 Income taxes ....................................      $  15,965       $  23,593

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  JUNE 30,       SEPTEMBER 30,       JUNE 30,
                                                    2000             1999              1999
                                                (unaudited)                         (unaudited)
                                                -----------      -------------      -----------
                                                                  (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant, at cost ..................      $   976,084       $   941,490       $   929,616
 Real estate properties and other, at cost           26,725            26,326            26,425
                                                -----------       -----------       -----------
                                                  1,002,809           967,816           956,041
 Accumulated depreciation and amortization         (280,077)         (262,372)         (258,100)
                                                -----------       -----------       -----------
  Property, plant and equipment, net .....          722,732           705,444           697,941
                                                -----------       -----------       -----------

CURRENT ASSETS
 Cash and temporary investments ..........            2,564             2,123             2,479
 Construction fund .......................            7,600            12,100            12,100
 Customer accounts receivable ............          130,255            83,924            83,808
 Allowance for doubtful accounts .........           (3,101)           (1,684)           (1,890)
 Gas in storage, at average cost .........           22,335            35,718            16,813
 Materials and supplies, at average cost .            3,806             3,717             3,608
 Prepaid state taxes .....................            8,904             4,749             9,497
 Other ...................................            5,773             8,598            11,549
                                                -----------       -----------       -----------
  Total current assets ...................          178,136           149,245           137,964
                                                -----------       -----------       -----------

DEFERRED CHARGES AND OTHER
 Equity investments ......................           21,855             8,813             9,229
 Regulatory assets .......................           79,483            64,063            42,456
 Long-term deferred gas costs ............            3,147             9,744                --
 Other ...................................           22,962            22,703            31,595
                                                -----------       -----------       -----------
  Total deferred charges and other .......          127,447           105,323            83,280
                                                -----------       -----------       -----------

      Total assets .....................        $ 1,028,315       $   960,012       $   919,185
                                                ===========       ===========       ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                JUNE 30,     SEPTEMBER 30,      JUNE 30,
                                                  2000            1999            1999
                                              (unaudited)                     (unaudited)
                                              -----------    -------------    -----------
                                                              (Thousands)
CAPITALIZATION
 Common stock equity ...................      $  335,836      $  302,169      $  318,255
 Redeemable preferred stock ............             400             520             520
 Long-term debt ........................         283,980         287,723         286,264
                                              ----------      ----------      ----------
  Total capitalization .................         620,216         590,412         605,039
                                              ----------      ----------      ----------

CURRENT LIABILITIES
 Current maturities of long-term debt ..          20,479          20,318          30,157
 Short-term debt .......................          17,600          61,700          33,400
 Purchased gas .........................         128,694          78,829          52,012
 Accounts payable and other ............          32,026          28,499          25,224
 Dividends payable .....................           7,590           7,465           7,507
 Accrued taxes .........................          18,403           2,138           8,697
 Overrecovered gas costs ...............          13,546           3,369              --
 Customers' credit balances and deposits           9,148          15,470           9,046
                                              ----------      ----------      ----------
  Total current liabilities ............         247,486         217,788         166,043
                                              ----------      ----------      ----------

DEFERRED CREDITS
 Deferred income taxes .................          70,558          65,559          79,413
 Deferred investment tax credits .......           9,932          10,293          10,484
 Deferred revenue ......................          21,511          23,020          18,529
 Long-term overrecovered gas costs .....              --              --           5,558
 Other .................................          58,612          52,940          34,119
                                              ----------      ----------      ----------
  Total deferred credits ...............         160,613         151,812         148,103
                                              ----------      ----------      ----------

    Total capitalization and liabilities      $1,028,315      $  960,012      $  919,185
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

3. New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Investments and Hedging Activities," which must be adopted by the quarter ending December 31, 2000. The Company has created a project team that is performing a detailed evaluation of the effects of SFAS No. 133 on its financial condition and results of operations. The impact of SFAS No. 133 on the Company's future results will vary based on the use of derivative instruments during any given reporting period following the time of adoption.

     The Company has adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which was immaterial to the Company's financial condition and results of operations.

4. Capitalized Interest

     The Company's capitalized interest totaled $272,000 and $186,000 for the three months ended June 30, 2000 and 1999, respectively, and $813,000 and $547,000 for the nine months ended June 30, 2000 and 1999, respectively.

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

     The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing gas supply services by January 1, 2002. The Act allows natural gas utilities to provide competitive services (e.g., appliance services). By December 31, 2000 the BPU is expected to decide whether certain customer account services (i.e., meter reading, billing and collections) should be competitive. On July 12, 2000 NJNG filed a stipulation agreement among various parties resolving the customer account service proceedings. The stipulation continues NJNG's current third party billing policies and delays until January 2003 any further decision on meter reading and other potentially competitive account services. The stipulation also provides for NJNG's existing appliance service business to be transferred from NJNG to an unregulated subsidiary of the Company. NJNG expects the BPU to make a decision by December 31, 2000.

b. Levelized Gas Adjustment (LGA) and Other Adjustment Clauses

     In July 2000, NJNG amended a September 1999 filing in response to a significant increase in the wholesale cost of gas. The amended filing seeks an approximate 16% increase in rates for firm sales customers through an increase of the Gas Cost Recovery (GCR) and Remediation Adjustment (RA) factors which is slightly offset by a decrease in the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI) factors. The filing proposes the Demand Side Management (DSM) and Weather Normalization Clause (WNC) factors remain the same. The rate restructuring mandated by the Act discussed in Note 5a. Energy Deregulation Legislation, above, did not impact the rates of any of the individual clauses.

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

     Most of the cost of such studies and investigations is being shared under an agreement with the former owner and operator of ten of the MGP sites. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures, as noted above, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999 and a BPU decision is expected by December 31, 2000.

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

6. Earnings Per Share

     The Company has adopted SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share
(EPS). The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 132,078 and 116,093 for the three months ended June 30, 2000 and 1999, respectively, and 121,931 and 113,265 for the nine months ended June 30, 2000 and 1999, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income from continuing operations and net income, respectively.

7. Long-Term Debt

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. In April 1999 and 2000, NJNG drew down $3.9 million and $4.5 million, respectively, from the construction fund and issued a like amount of its Series GG Bonds.

8. Discontinued Operations

     In May 1995, the Company adopted a plan to exit the oil and natural gas production business and pursue the sale of the reserves and related assets of NJR Energy and its subsidiary, New Jersey Natural Resources Company (NJNR). The Company accounted for this segment as a discontinued operation and in fiscal 1995 recorded an after-tax charge of $8.7 million, or $.49 per share. This charge was based on estimates of the anticipated loss from operations until the assets were sold, the estimated loss on the sale of the remaining reserves and other costs related to the closing of its offices in Dallas and Tulsa. Based upon actual proceeds received from the sale of the assets and costs incurred, net of insurance recoveries received in January 2000, the Company closed out its reserve balance and reported income from discontinued operations of $828,000 in the quarter ended March 31, 2000.

9. Segment Reporting

                                    Three Months Ended              Nine Months Ended
                                         June 30,                        June 30,
                                   2000            1999            2000            1999
                                   ----            ----            ----            ----
                                                       (Thousands)
Operating Revenues
 Natural gas distribution      $ 147,763       $ 113,209       $ 618,106       $ 548,178
 Energy holdings                 100,374          48,423         262,840         190,285
 Real estate                         285             239             840             723
                               ---------       ---------       ---------       ---------
Subtotal                         248,422         161,871         881,786         739,186
 Intersegment revenues              (473)         (2,385)         (1,399)         (7,795)
                               ---------       ---------       ---------       ---------
Total                          $ 247,949       $ 159,486       $ 880,387       $ 731,391
                               =========       =========       =========       =========
Operating Income
 Natural gas distribution      $   7,506       $   5,972       $  89,191       $  84,852
 Energy holdings                      24           1,348           2,910           4,147
 Real estate                        (153)           (110)           (679)           (337)
 Other                             1,565             925           3,830           2,041
                               ---------       ---------       ---------       ---------
Total                          $   8,942       $   8,135       $  95,252       $  90,703
                               =========       =========       =========       =========

                                    As of                   As of                   As of
                                June 30, 2000         September 30, 1999        June 30, 1999
                                -------------         ------------------        -------------
                                                         (Thousands)
Assets
 Natural gas distribution         $  925,331              $  883,072              $  844,859
 Energy holdings                      70,769                  46,371                  33,810
 Real estate                          22,441                  22,396                  22,294
 Other                                 9,774                   8,173                  18,222
                                  ----------              ----------              ----------
Total                             $1,028,315              $  960,012              $  919,185
                                  ==========              ==========              ==========

10. Investments

     Equity investments, which were purchased as long-term investments, are classified as available for sale and are carried at the estimated fair value with any unrealized gains or losses included in other comprehensive income, a component of stockholders equity. Included in equity investments is the Company's less than 1% ownership interest in the Capstone Turbine Corporation, a developer of microturbines, which issued its initial public offering in June 2000. Based on its market value on June 30, this investment generated $8.1 million of after-tax other comprehensive income in the three and nine months ended June 30, 2000.

11. Comprehensive Income


                                    Three Months Ended             Nine Months Ended
                                         June 30,                       June 30,
                                    2000           1999           2000           1999
                                    ----           ----           ----           ----
                                                      (Thousands)
Net income                        $ 3,116        $ 3,060        $51,128        $48,549
Unrealized gains on equity
 investments, net of tax            7,959          2,855          8,128            904
                                  -------        -------        -------        -------
Comprehensive income              $11,075        $ 5,915        $59,256        $49,453
                                  =======        =======        =======        =======

12. Other

     At June 30, 2000 there were 17,650,470 shares of common stock outstanding and the book value per share was $19.02.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2000

A. RESULTS OF OPERATIONS

     Consolidated income from continuing operations for the quarter ended June 30, 2000 increased 1.8% to $3.1 million, compared with $3 million for the same period last year. Basic and diluted EPS from continuing operations increased 5.9% to $.18, compared with $.17 last year.

     Consolidated income from continuing operations for the nine months ended June 30, 2000 increased 5.4% to $51.1 million, compared with $48.5 million for the same period last year. Basic EPS from continuing operations increased 6.3% to $2.89, compared with $2.72 last year. Diluted EPS from continuing operations also increased 6.3% to $2.87, compared with $2.70 last year.

     The increase in consolidated earnings from continuing operations in both the three and nine months ended June 30, 2000 was primarily attributable to continued profitable customer growth at the Company's principal subsidiary, NJNG, and improved wholesale natural gas marketing results.

     Consolidated net income for the nine months ended June 30, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final reconciliation of the Company's reserve established in 1995 in conjunction with exiting the gas exploration and production business. This income represents the excess of proceeds received from the sale of the assets and the costs incurred, net of insurance recoveries received in January 2000, compared with the estimates made in 1995.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                               Three Months Ended              Nine Months Ended
                                                    June 30,                        June 30,
                                              2000            1999            2000            1999
                                              ----            ----            ----            ----
                                                                  (Thousands)
Gross margin
 Residential and commercial                $ 26,671        $ 24,109        $137,559        $132,453
 Firm transportation                          6,182           6,099          27,768          24,498
                                           --------        --------        --------        --------
Total firm margin                            32,853          30,208         165,327         156,951
 Interruptible                                  219             162             637             460
 Off-system and capacity management           1,294             813           4,136           3,828
                                           --------        --------        --------        --------
Total gross margin                         $ 34,366        $ 31,183        $170,100        $161,239
                                           ========        ========        ========        ========
Appliance service revenues                 $  1,881        $  1,566        $  8,011        $  7,485
                                           ========        ========        ========        ========
Operating income                           $  7,506        $  5,972        $ 89,191        $ 84,852
                                           ========        ========        ========        ========
Net income                                 $  2,529        $  2,470        $ 48,505        $ 46,520
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

     Total firm margin increased by 8.8% and 5.3% for the three and nine months ended June 30, 2000, respectively, compared with the same periods last year, reflecting customer growth and higher average customer usage.

     The weather for the nine months ended June 30, 2000 was 7% warmer than normal, which, in accordance with the WNC, resulted in $7.9 million of gross margin being accrued for future recovery from customers. At June 30, 2000, NJNG had $18 million in accrued WNC margin to be collected from its customers in fiscal 2001 and 2002.

     Gross margin from sales to firm customers increased $2.6 million, or 10.6%, and $5.1 million, or 3.9%, for the three and nine months ended June 30, 2000, respectively, compared with the same periods last year. Sales to firm customers were 6.8 billion cubic feet (Bcf) and 39.9 Bcf for the three and nine months ended June 30, 2000, compared with 5.8 Bcf and 38.5 Bcf for the same periods last year. The increase in gross margin and sales for both periods was primarily due to the impact of 12,318 customer additions during the twelve months ended June 30, 2000.

     Gross margin from firm transportation increased $83,000, or 1.4%, and $3.3 million, or 13.3%, for the three and nine months ended June 30, 2000, respectively, compared with the same periods last year as more customers chose this service. NJNG transported 1.5 Bcf and 9.5 Bcf for the three and nine months ended June 30, 2000, respectively, compared with 1.6 Bcf and 8.3 Bcf, in the same periods last year.

     The number of firm transportation customers is primarily due to NJNG's participation in an open, competitive market which allows residential customers to change natural gas suppliers. Under this program 31,120 and 29,779 residential customers and 4,108 and 4,270 commercial customers were using this service at June 30, 2000 and 1999, respectively.

Interruptible

     NJNG services 53 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 4.4% and 3.8% of total therm throughput in the nine months ended June 30, 2000 and 1999, respectively, they accounted for less than 1% of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10% of the gross margin from the interruptible sales and 5% of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

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

     NJNG's off-system and capacity management sales totaled 34.9 Bcf and generated $1.3 million of gross margin, and 103.2 Bcf and $4.1 million of gross margin, for the three and nine months ended June 30, 2000, respectively, compared with 33.1 Bcf and $813,000 of gross margin, and 113.4 Bcf and $3.8 million of gross margin, in the respective periods last year. The increase in margins for both periods was primarily due to higher margins per therm which resulted from an increase in the market value of interstate pipeline capacity.

Operating Income

     Operating income increased $1.5 million, or 25.6%, and $4.3 million, or 5.1%, for the three and nine months ended June 30, 2000, respectively, compared with the same periods last year, primarily due to the increase in gross margin discussed above and increased appliance service revenues, which more than offset an increase in operation and maintenance and depreciation expenses.

Net Income

     Net income increased $59,000, or 2.4%, and $2 million, or 4.3%, for the three and nine months ended June 30, 2000, respectively, compared with the same periods last year, primarily due to the higher operating income discussed above, which more than offset lower other income. In the three and nine months ended June 30, 1999, other income, net of tax, included $472,000 associated with settlement of a contract to service a cogeneration project which was subsequently cancelled.

ENERGY HOLDINGS OPERATIONS

     Energy Holdings' consolidated financial results, which include Energy Services and Natural Energy, the Company's unregulated fuel and capacity management and retail marketing subsidiaries, respectively, and the operations of NJR Energy, which consist primarily of its equity investments in the Capstone Turbine Corporation and the Iroquois Gas Transmission System, L.P., are summarized as follows:

                                                            Three Months Ended                      Nine Months Ended
                                                                 June 30,                               June 30,
                                                          2000               1999               2000                1999
                                                          ----               ----               ----                ----
                                                                                  (Thousands)
Revenues                                               $100,374            $48,423             $262,840           $190,285
                                                       ========            =======             ========           ========
Operating income                                       $     24            $ 1,348             $  2,910           $  4,147
                                                       ========            =======             ========           ========
Net income                                             $    371            $   463             $  3,237           $  1,809
                                                       ========            =======             ========           ========

     Energy Holdings' operating income is being impacted by a shift in Energy Services' operations whereby a larger percentage of profits are being generated through storage transactions, which results in positive cash flow and higher interest income. Energy Holdings operating income decreased for the three and nine months ended June 30, 2000, compared with the same period last year, primarily due to this shift in operations. Net income for the three months ended June 30, 2000, compared with last year decreased by $92,000 primarily due to lower margins from the retail marketing operations which more than offset higher results from Energy Services' wholesale operations. Net income for the nine months ended June 30, 2000 increased by $1.4 million compared with last year reflecting higher results from our investment in the Iroquois Gas Transmission System, L.P. and improved wholesale results.

     Energy Holdings' gas sales and managed gas totaled 29.9 Bcf and 85.3 Bcf, and retail gas sales totaled .8 Bcf and 3.2 Bcf for the three and nine months ended June 30, 2000, respectively, compared with gas sales and managed gas of
25.7 Bcf and 94 Bcf, and retail gas sales of 1.6 Bcf and 6.6 Bcf in the comparable periods last year. The increase in gas sales for the three months ended June 30, 2000 was primarily due to increased deliveries to electric generators. The decrease in gas under management for the nine months ended June 30, 2000 was primarily due to the expiration of a fuel management contract. The decrease in retail gas sales is primarily due to the November 1999 sale by Natural Energy of its commercial customer contracts. Natural Energy currently serves approximately 14,500 residential customers.

NJR DEVELOPMENT OPERATIONS

     NJR Development's consolidated financial results, which consist solely of CR&R's operations, are summarized as follows:

                                                               Three Months Ended                   Nine Months Ended
                                                                   June 30,                             June 30,
                                                             2000               1999           2000                  1999
                                                             ----               ----           ----                  ----
                                                                                     (Thousands)
Revenues                                                     $285               $239          $ 840                  $723
                                                             ====               ====          =====                  ====
Other income, net                                            $ 97               $102          $ 258                  $307
                                                             ====               ====          =====                  ====
Net income (loss)                                            $ (3)              $ 16          $(195)                 $ 33
                                                             ====               ====          =====                  ====

     In 1996, CR&R entered into a sale-leaseback transaction which generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income, net over 25 years, the term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

     The decrease in net income for the three and nine months ended June 30, 2000 compared with the same periods last year is primarily due to marketing costs associated with CR&R's remaining undeveloped land portfolio. In June 2000, CR&R completed the sale of 7.7 acres of undeveloped land in Wall Township for $275,000. In connection with this transaction, CR&R accrued a $75,000 pre-tax loss in the quarter ended December 31, 1999.

YEAR 2000 ISSUES

     The Company developed and implemented a plan to address Year 2000 issues facing the Company. The Company has not experienced any material incidents during the transition to Year 2000, and to date all computers, infrastructure and business systems have been running smoothly. The Company will continue to closely monitor Year 2000 issues and does not believe that there will be any future incidents.

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $90 million. At June 30, 2000, $55.3 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

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

     Remaining fiscal 2000 construction expenditures are estimated at $14.6 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG has incurred $18.2 million in remediating its former manufactured gas plants through the nine months ended June 30, 2000. NJNG estimates additional remediation expenditures of approximately $7 million for the remaining three months of fiscal 2000.

     NJNG expects to finance these expenditures through the issuance of short-term debt. NJNG's goal is to maintain a capital structure which is consistent with maintaining its current short-term and long-term credit ratings.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has also hedged its commitments to purchase natural gas for sale to retail marketers and hedged purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into a long-term, fixed-price contract to sell approximately 23.2 Bcf of natural gas to a gas marketing company at prices ranging from $2.73 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over- the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.


    Summary of NJNG & NJRES commodity derivatives:

                                                                                                Deferred
                                                                                               Unrealized
                                                  Volume            Price per                  Gain/(Loss)
                                                  in Bcf              Mmbtu                   in Thousands
                                                  ------              -----                   ------------
NJNG
                        Futures                    11.2           $2.33-$4.485                   $15,205
                        Swaps                      (5.5)                                         $  (267)
                        Options                     1.2           $2.75-$5.00                        428

Energy Services
                        Futures                    15.9           $2.125-$4.69                   $18,377
                        Swaps                       6.3                                          $ 6,317
                        Options                    (1.6)          $2.25-$4.50                    $(6,440)

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

    All of the futures contracts, options and swap agreements described above are held for hedging rather than trading purposes. With respect to futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements.

    Summary of effects of theoretical 10% change in market value:

                                      June 30,
                               2000             1999
                               ----             ----
                                    (Thousands)
Futures                      $8,432           $4,600

Swaps                        $6,396           $  698

Options                      $1,224           $   49

    Any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $97 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $41 million of variable rate debt, NJNG's interest expense, net of tax, would change by $242,000. The Company also has variable rate debt of $55 million. If interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $326,000.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, expected disposition of legal and regulatory proceedings, effect of new accounting standards, impact of the Year 2000 computer issue, and expected sale of the office building are forward-looking statements. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

     Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27-1 Financial Data Schedule

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                NEW JERSEY RESOURCES CORPORATION



Date:  August 11, 2000                          /s/Glenn C. Lockwood
                                                --------------------
                                                   Glenn C. Lockwood
                                                   Senior Vice President
                                                   and Chief Financial Officer