Form 10-K405
period 2000-09-30
NEW JERSEY RESOURCES CORP
filed 2000-12-22
CIK 356309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000       Commission file number 1-8359

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

                                 YES: X     NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $739,694,401 based on the closing price of $42.125 per share on December 8, 2000.

The number of shares outstanding of $2.50 par value Common Stock as of December 8, 2000 was 17,638,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 2001, are incorporated by reference into
Part I and Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                                  Page
                                                                                        ----

        ITEM 1 - Business                                                                 1
                 Business Segments                                                        2
                     New Jersey Natural Gas Company                                       2
                         General                                                          2
                         Throughput                                                       3
                         Seasonality of Gas Revenues                                      3
                         Appliance Service Business                                       3
                         Gas Supply                                                       4
                         Regulation and Rates                                             5
                         Franchises                                                       7
                         Competition                                                      7
                     NJR Energy Holdings Corporation                                      8
                     NJR Development Corporation                                          9
                 Environment                                                              9
                 Employee Relations                                                      10
                 Executive Officers of the Registrant                                    10

        ITEM 2 - Properties                                                              11
        ITEM 3 - Legal Proceedings                                                       12
        ITEM 4 - Submission of Matters to a Vote of Security Holders                     14

        Information Concerning Forward Looking Statements                                14

PART II

        ITEM 5 - Market for the Registrant's Common Stock and Related
                 Stockholder Matters                                                     16
        ITEM 6 - Selected Financial Data                                                 16
        ITEM 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     16
        ITEM 7A- Quantitative and Qualitative Disclosures about Market Risk              16
        ITEM 8 - Financial Statements and Supplementary Data                             16
        ITEM 9 - Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                     16

PART III

        ITEM 10- Directors and Executive Officers of the Registrant                      17
        ITEM 11- Executive Compensation                                                  17
        ITEM 12- Security Ownership of Certain Beneficial Owners and Management          17
        ITEM 13- Certain Relationships and Related Transactions                          17

PART IV

        ITEM 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K         17

        Index to Financial Statement Schedules                                           18

Signatures                                                                               20
Independent Auditors' Consent and Report on Schedule                                     21
Exhibit Index                                                                            22

                                     PART I

ITEM 1. BUSINESS

                            ORGANIZATIONAL STRUCTURE

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Its subsidiaries include:

   1) New Jersey Natural Gas Company (NJNG), a local natural gas distribution company that provides regulated energy service to more than 409,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. In November 2000, NJNG transferred its appliance service business to NJR Home Services Company, a newly formed unregulated subsidiary of the Company;

   2) NJR Energy Services Company (Energy Services), formerly a wholly-owned subsidiary of NJR Energy Holdings Corporation, formed in 1996 to provide unregulated fuel and capacity management and other wholesale marketing services;

   3) NJR Retail Holdings Corporation (Retail Holdings), a sub-holding company of NJR formed in November 2000 as an unregulated affiliate to consolidate the Company's unregulated retail operations. Retail Holdings includes the following wholly-owned subsidiaries:

        NJR Home Services Company (Home Services), a company formed in August 1998 to provide appliance service repair and contract services. In November 2000, NJNG received approval from the New Jersey Board of Public Utilities (BPU) to transfer its appliance service business, which consists of more than 134,000 customers under protection plan contracts, to Home Services; and

        NJR Natural Energy Company (Natural Energy), formerly New Jersey Natural Energy Company and a wholly-owned subsidiary of NJR Energy Holdings Corporation, formed in 1995 to participate in the unregulated retail marketing of natural gas; and

        NJR Power Services Company (Power Services), a company formed in May 2000 that is involved in the distribution of alternative sources of energy (e.g., fuel cells and microturbines);

   4) NJR Capital Corporation (Capital), formerly NJR Development Corporation, a sub-holding company of NJR formed to consolidate the Company's energy-related and real estate investments. Capital includes the following wholly-owned subsidiaries:

        Commercial Realty & Resources Corp. (CR&R), a company formed in May 1966 to develop commercial real estate; and

        NJR Investment Company, a company formed in October 2000 to make certain energy-related equity investments; and

        NJR Energy Holdings Corporation, formerly a sub-holding company of NJR, which includes NJR Energy Corporation (NJR Energy), an investor in energy-related ventures through its operating subsidiaries, New Jersey Natural Resources Company (NJNR) and NJNR Pipeline Company (Pipeline).

   5) NJR Service Corporation (Service Corp.), a company formed in August 2000 to provide shared administrative services, including Corporate Communications, Financial and Administrative, Internal Audit, Legal and Technology for all subsidiaries.


                                BUSINESS SEGMENTS

   See Note 12 to the Consolidated Financial Statements - Business Segment Data in the Company's 2000 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas service to more than 409,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 12,558, 11,890 and 11,819 new customers in 2000, 1999 and 1998, respectively. This annual growth rate of 3 percent is expected to continue with projected additions of 36,000 new customers over the next three years. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources - NJNG in the Company's 2000 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 2001 and 2002.

   In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 40 percent of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

   For the fiscal year ended September 30, 2000, operating revenues and throughput by customer class were as follows:

                                             Operating Revenues               Throughput
                                             ------------------               ----------
                                                 (Thousands)                    (Bcf)
                                                 -----------                    -----
Residential                              $302,736             40%        35.6             18%
Commercial and other                       64,623              9          8.0              4
Firm transportation                        37,101              5         10.6              6
                                         --------       --------        -----       --------
Total residential and commercial          404,460             54         54.2             28
Interruptible                               7,775              1          9.6              5
                                         --------       --------        -----       --------
Total system                              412,235             55         63.8             33
Off-system                                324,676             43        132.2             67
Appliance service revenue                  11,314              2           --             --
                                         --------       --------        -----       --------
Total                                    $748,225            100%       196.0            100%
                                         ========       ========        =====       ========

   See MD&A - NJNG Operations in the Company's 2000 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 2000 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10 percent of operating revenues.

Seasonality of Gas Revenues

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - NJNG in the Company's 2000 Annual Report for a discussion of the impact of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year-average, weather. The WNC does not fully protect the Company from factors such as unusually warm weather and declines in customer usage patterns, which were set in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A - NJNG Operations in the Company's 2000 Annual Report and Item 1. Business - State Regulation and Rates for additional information with regard to the WNC.

Appliance Service Business

   In November 2000, NJNG received approval from the BPU to transfer its existing appliance service business to Home Services, a newly formed unregulated subsidiary of the Company. The transfer includes more than 134,000 customers under protection plan contracts.

Gas Supply

A) Firm Natural Gas Supplies

   NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In 2000, NJNG purchased gas from 69 suppliers under contracts ranging from one month to eleven years. NJNG has five long-term firm gas purchase contracts and purchased approximately 10 percent of its gas in 2000 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10 percent of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

   In order to deliver the above supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

                                                     Maximum Daily
Pipeline                                             Deliverability (Dths)             Expiration Date
--------                                             ---------------------             ---------------
Texas Eastern Transmission Corp.                         307,949                       Various dates after 2001
Iroquois Gas Transmission System, L.P.                    40,000                       2011
Transcontinental Gas Pipe Line Corp.                      22,531                       Various dates after 2000
Tennessee Gas Pipeline Co.                                10,894                       2003
Columbia Gas Transmission Corp.                           10,000                       2009
Algonquin Gas Transmission Co.                             5,000                       2001
                                                         -------
                                                         396,374
                                                         =======

   The pipeline companies that provide firm transportation service to NJNG and feed the above pipelines are: Texas Gas Transmission Corporation, Dominion Transmission Corporation and Columbia Gulf Transmission Corporation.

   In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 206,000 dekatherms (Dths) from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                                    Maximum Daily Deliverability (Dths)       Expiration Date
--------                                    -----------------------------------       ---------------
Texas Eastern Transmission Corp.               94,557                                 Various dates after 2000
Transcontinental Gas Pipe Line Corp.            8,384                                  2005
                                              -------
                                              102,941
                                              =======

   NJNG also has storage contracts with Dominion Transmission Corporation (maximum daily deliverability of 103,661 Dths), but utilizes NJNG's existing transportation contracts to transport that gas from the storage fields to its city gate.

C) Peaking Supply

   To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities. See Item 2 - Properties - NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 Dths per day, which represents approximately 21 percent of its peak day sendout.

D) Commodity Prices

Over the past six months, wholesale natural gas prices have increased by over 175 percent with increased price volatility. While NJNG has been able to mitigate price increases to its customers through the use of hedging instruments, NJNG's prices have increased and this trend is expected to continue. Despite these price increases, natural gas remains competitive compared with alternative fuels.

   See Item 1 - Regulation and Rates A) State, for a discussion of NJNG's Levelized Gas Adjustment Clause (LGA) clause which provides for the recovery of these commodity costs.

E) Future Supplies

    NJNG expects to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Proposed energy deregulation legislation discussed immediately below may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for residential services. If NJNG's gas requirements decrease, NJNG expects to resell any unnecessary supplies that it is required to purchase under existing agreements with its suppliers.

Regulation and Rates

A) State

   NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted one increase in its base tariff rates, and various increases and decreases in its LGA. The base rate increase related to the recognition of costs for postretirement benefits other than pensions (OPEB). Through its LGA billing factor, which is reviewed annually, NJNG recovers the cost of six adjustment clauses. They are: (i) the Gas Cost Recovery (GCR) factor, which reflects purchased gas costs that are in excess of the level included in its base rates, (ii) Prior Gas Cost Adjustment Surcharge (PGCA) factor, which is designed to recover

$34.9 million of unrecovered gas costs from September 1997 and earlier, (iii) Demand Side Management (DSM) factor for recovery of conservation-related costs,
(iv) Remediation Adjustment (RA) factor, which recovers the costs of remediating former manufactured gas plant sites, (v) Transportation Education and Implementation (TEI) factor for recovery of incremental costs incurred in administering a transportation program and (vi) the WNC factor, which credits or surcharges margins accrued from the past heating season weather. LGA recoveries do not include an element of profit and, therefore, have no impact on earnings.

   The following table sets forth information with respect to these rate changes:

($ in 000's)                                            Annualized         Annualized
                                                            Amount            Amount
Date of Filing            Type                         Per Filing            Granted      Effective Date
--------------            ----                         -----------         ----------     --------------
July 1997                 Base Rates-OPEB                   $1,300              $900      October 1998
November 2000             LGA - FPM                          8,900             8,900      December 2000
July 2000                 Amended LGA                       61,900            61,900      November 2000
September 1999            LGA                              (1,900)                 -      Pending *
September 1998            LGA                                    0          (11,300)      July 1999
July 1997                 LGA                                    0            11,600      October 1998
July 1997                 LGA                                    0            11,100      January 1998
July 1996                 LGA                                8,000             7,900      December 1996
July 1995                 LGA                              (4,800)           (5,200)      December 1995

* The RA, PGCA, TEI, DSM and WNC factors included in the initial September 1999 filing are still pending.

   See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 2000 Annual Report for additional information regarding NJNG's rate proceedings.

   In July 2000, the Company amended a September 1999 LGA filing in response to a significant increase in the wholesale cost of gas. The amended filing requested an approximate 16 percent increase in rates for firm sales customers through an increase in the GCR and RA factors, which was slightly offset by a decrease in the PGCA and TEI factors. The filing proposed that the DSM and WNC factors remain the same. The rates for transportation customers would remain relatively stable as a result of the changes requested in the filing. The filing also requested that the monthly and annual limits of a Flexible Pricing Mechanism (FPM) be expanded to allow the Company to increase or decrease rates up to approximately 2 percent monthly based on projections of future market conditions. In November 2000, the BPU approved the 16 percent increase to the GCR and also approved two additional increases of up to 2 percent each on December 1, 2000 and January 1, 2001, under the FPM. On December 1, 2000, the Company filed testimony seeking the ability to implement under the FPM an increase of approximately 2 percent per month from February 1, 2001 to July 1, 2001 and 2 percent increases beginning again on December 1, 2001.

   In August 1999, the Company filed a Comprehensive Resource Analysis (CRA) plan pursuant to a BPU order. The CRA, which will replace the Company's current DSM program, includes funding for certain technologies that utilizes renewable sources of energy to produce electricity (e.g., fuel cells and solar), and has a program cost of $2.9 million recoverable through rates. The BPU is currently evaluating two separate stipulations filed in this proceeding.

   In March 2000, the BPU issued interim Affiliate Relations, Fair Competition and Accounting Standards and Related Reporting Requirements. As required, the Company filed a compliance plan related to these standards. The audit division of the BPU has issued an audit of the Company's compliance with the standards in which NJNG has filed comments. The Company is awaiting the procedural schedule for BPU review and approval of the audit report.

B)  Federal

   The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG agreements for the purchase of such services with several interstate pipeline companies.

Franchises

   NJNG holds non-exclusive franchises granted by the municipalities it serves that give it the right to lay, maintain and operate public utility property in order to provide natural gas service within these municipalities. Of these franchises, 47 are perpetual and the balance expire between 2002 and 2038. The Company will continue to make timely application for renewal of the franchises.

Competition

   Although its franchises are non-exclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, natural gas enjoys an advantage over alternate fuels as the preferred choice of fuels in over 95 percent of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and, while NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

   Through a series of stipulation agreements starting in January 1997 and ending in December 1998, the BPU allowed for up to 40,000 residential customers to choose their natural gas supplier. On December 22, 1999, the BPU allowed all customers the ability to choose their natural gas supplier beginning January 1, 2000. Based on its current and projected level of transportation customers, the Company does not expect any problems meeting its obligations under its firm transportation and storage capacity agreements.

   In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In January 2000, the BPU verbally approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply (BGS) service and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service. The stipulation agreement also extended incentives for NJNG's off-system sales and capacity management programs through December 31, 2002. Additionally, NJNG received approval to recover carrying costs on its expenditures associated with remediating its former manufactured gas plants. These expenditures are recovered over rolling seven-year periods and are subject to annual BPU review and approval. The BPU is expected to issue a written order by December 31, 2000.

   The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing BGS service by January 1, 2002. The Act also allows natural gas utilities to provide competitive services (e.g., appliance services). In July 2000, NJNG filed a stipulation agreement among various parties resolving the customer account service proceedings. The stipulation continues NJNG's current third party billing policies and delays until January 2003, absent a significant breakthrough in metering technology, any further decision on meter reading and other potentially competitive services. The stipulation also provides for NJNG's existing appliance service business to be transferred from NJNG to an unregulated subsidiary of the Company. In November 2000, the BPU verbally approved this stipulation and is expected to issue a written order by December 31, 2000.

   At September 30, 2000, NJNG had 30,649 residential and 3,924 commercial and industrial customers utilizing the transportation service.

   See MD&A - NJNG Operations in the Company's 2000 Annual Report for a discussion of NJNG's financial results.

NJR ENERGY HOLDINGS CORPORATION

   Through September 30, 2000, Energy Holdings included the operations of Energy Services, Natural Energy and NJR Energy. As discussed under Organizational Structure of this ITEM 1, effective in fiscal 2001 Energy Services is a direct wholly-owned subsidiary of NJR, Natural Energy is a wholly-owned subsidiary of Retail Holdings, and NJR Energy and its subsidiaries are wholly-owned subsidiaries of Capital.

   Energy Services provides fuel and capacity management services to wholesale customers, purchases natural gas for Natural Energy and trades natural gas and pipeline capacity, under risk management guidelines, primarily in Northeast markets.

   Natural Energy markets natural gas to retail customers. As of September 30, 2000, Natural Energy marketed natural gas to 13,307 residential and 11 interruptible customers. In November 1999, Natural Energy sold its commercial contracts to a third party.

   NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and NJNR. NJR Energy's continuing operations consist of Pipeline's 2.8 percent equity investment in the Iroquois Gas Transmission System, L.P., a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines, which issued its initial public offering in June 2000.

   See MD&A - Energy Holdings in the Company's 2000 Annual Report for a discussion of Energy Services, Natural Energy and NJR Energy's consolidated financial results.


NJR DEVELOPMENT CORPORATION

   Through September 30, 2000, NJR Development consisted of CR&R, a commercial real estate developer. As discussed under Organizational Structure of this ITEM 1, effective in fiscal 2001, NJR Development's name was changed to NJR Capital Corporation.

   As of September 30, 2000, CR&R's remaining portfolio consisted of two fully-occupied buildings totaling 25,000 square feet and 210 acres of undeveloped land.

   See Item 2 - Properties - NJR Development Corporation for additional information regarding CR&R's remaining real estate assets.

   See MD&A - NJR Development Operations in the Company's 2000 Annual Report for a discussion of CR&R's financial results.

                                   ENVIRONMENT

   The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

   CR&R is the owner of certain undeveloped acreage in the Monmouth Shores Corporate Park (MSCP), located in Monmouth County, New Jersey. This acreage is regulated by the provisions of the Freshwater Wetlands Protection Act, which restricts building in areas defined as "freshwater wetlands" and their transition areas.

   Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Freshwater Wetlands Protection Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as the estimated future cash flows from the development of each site exceeds the current investment in each site as of September 30, 2000.

   Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, other than the activities described in Note 10 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2000 Annual Report, for compliance with existing environmental laws and regulations that would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

   See Item 3 - Legal Proceedings - a. Gas Remediation for additional information regarding environmental activities.


                               EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 756 and 776 employees at September 30, 2000 and 1999, respectively. NJNG had 445 and 452 union employees at September 30, 2000 and 1999, respectively. On October 1, 2000, Home Services reached agreement with the union on a two-and-one- half-year collective bargaining agreement, which provides, among other things, for an annual increase in wages of 5.14 percent with an additional 1 percent if certain performance measures are met. In fiscal 2002, the annual increase in wages is 4.25 percent with an additional 2 percent if certain performance measures are met. Effective October 1, 2002 thru April 2, 2003, the six-month increase in wages is 1.63 percent with an additional 2 percent if certain performance measures are met. On December 6, 2000, NJNG reached an agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.5, 3.5 and 3.25 percent, effective December 4, 2000, 2001 and 2002, respectively. The union is also eligible for an additional 1.5, 1.75 and 2 percent of base in fiscal 2001, 2002 and fiscal 2003, respectively, if certain performance measure are met.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                          First Elected
Office(1)                                   Name                            Age           an Officer
---------                                   ----                            ---           --------------
Chairman, President and
 Chief Executive Officer                    Laurence M. Downes              43             1/86

Senior Vice President, General
 Counsel and Corporate Secretary            Oleta J. Harden                 51             6/84

Senior Vice President and
 Chief Financial Officer                    Glenn C. Lockwood               39             1/90

(1)  All terms of office are one year.

   There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
                 Chairman, President and Chief Executive Officer

   Mr. Downes has held the position of Chairman since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer. Additional information concerning Mr. Downes appears at page 4 in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 24, 2001, which was filed with the Securities and Exchange

Commission (SEC) pursuant to Regulation 14A on December 18, 2000 and such information is incorporated herein by reference.


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

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

   NJNG owns 11,859 miles of distribution main and services, 215 miles of transmission main and approximately 412,984 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

   Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-nine supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $218 million at September 30, 2000. In addition, under the terms of its Indenture, NJNG could have issued approximately $287 million of additional first mortgage bonds as of September 30, 2000.

   See Note 5 to the Consolidated Financial Statements - Long-Term Debt, Dividends and Retained Earnings Restrictions in the Company's 2000 Annual Report for additional information regarding NJNG's bonded debt.

Energy Holdings

   NJR Energy has a $2.3 million equity interest in Capstone Turbine Corporation, a developer of energy efficient, gas-fired microturbines that produce electricity. Pipeline has a 2.8 percent equity interest in the Iroquois Gas Transmission System, L.P. which owns and operates the Iroquois pipeline project, a 375-mile pipeline located from the Canadian border in upstate New York to Long Island.

NJR Development Corporation  (All properties are in New Jersey)

   At September 30, 2000, CR&R owned 210 acres of undeveloped land and two fully-occupied buildings. The buildings consisted of 25,000 square feet of commercial office and mixed-use commercial/industrial space.

   In 2000, CR&R completed the sale of 7.7 acres of undeveloped land for $275,000 and incurred an after-tax loss of $44,000.

   See Item 1. - Environment for a discussion of regulatory matters concerning one of the business parks owned by CR&R.

Capital Expenditure Program

   See MD&A - Liquidity and Capital Resources in the Company's 2000 Annual Report for a discussion of the Company's anticipated 2001 and 2002 capital expenditures for each business segment.

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

   Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of ten of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures as noted above, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999. See Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2000 Annual Report for additional information regarding estimated costs of remediation.

   In March 1995, NJNG filed a complaint in the New Jersey Superior Court against various insurance carriers for declaratory judgment and for damages arising from such defendants' breach of their contractual obligations to defend and/or indemnify NJNG against liability for claims and losses (including defense costs) alleged against NJNG relating to environmental contamination at the former MGP sites and other sites. NJNG is seeking (i) a declaration of the rights, duties and liabilities of the parties under various primary and excess liability insurance policies purchased from the defendants by NJNG from 1951 through 1985, and (ii) compensatory and other damages, including costs and fees arising out of defendants' obligations under such insurance policies. The complaint was amended in July 1996 to name Kaiser-Nelson Steel & Salvage Company (Kaiser-Nelson) and its successors as additional defendants. The Company is seeking (a) a declaration of the rights, duties and liabilities of the parties under agreements with respect to claims against the Company that allege property damage caused by various substances used, handled or generated by NJNG or the predecessor in title that were removed from several of the MGP sites by Kaiser-Nelson, and (b) money damages or compensatory relief for the harm caused by Kaiser-Nelson's aforementioned actions. Discovery is proceeding in this matter. There can be no assurance as to the outcome of these proceedings.

b. South Brunswick Asphalt, L.P.

   NJNG has been named as a defendant in a civil action commenced in the New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving materials. In July

1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. Following service of SBA's amended complaint, NJDEP filed a motion for dismissal of the amended complaint, but has not formally granted or denied SBA's permit applications. In March 1999, the court granted NJDEP's motion in part and denied NJDEP's motion in part, and directed SBA to file a more definite statement of its claims for equitable relief against NJDEP, including its request that a mandatory injunction be imposed compelling NJDEP to issue the subject permits. SBA has filed a more definite statement of its claims, and NJDEP has renewed its motion to dismiss the amended complaint. In its motion, NJDEP alleges, among other things, that it has not acted upon SBA's applications for permits to recycle the tar emulsion/sand and gravel mixture because SBA has not submitted completed applications for these permits. This allegation is denied by SBA. NJDEP's motion to dismiss is pending in the Superior Court and it is not known when the Court will issue a decision. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations

c. Combe Fill South Landfill

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General; - Gas Supply; - Regulation and Rates; - Competition," "Environment" and "Legal Proceedings", are forward looking statements. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may", "intend", "expect", or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding financial results and capital requirements for fiscal 2001 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the ability to extend certain fuel management contracts, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the availability of Canadian reserves for export to the United States and other regulatory changes.

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

                                     PART II

   Information for Items 5 through 9 of this report appears below or in the Company's 2000 Annual Report as indicated on the following table and the 2000 Annual Report information is incorporated herein by reference, as follows:

                                                                                                 Annual Report
                                                                                                      Page
                                                                                                 -------------
ITEM 5.       Market for the Registrant's Common
              Equity and Related Stockholder Matters

              Market Information - Exchange                                                      Inside back cover
                                 - Stock Prices & Dividends                                               29
              Dividend Restrictions                                                                       44
              Holders of Common Stock - 17,350 Shareowner accounts

ITEM 6.       Selected Financial Data                                                                     28

ITEM 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations                                         30-35

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk                               34-35

ITEM 8        Financial Statements and Supplementary Data                                              30-50

ITEM 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                    PART III

Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 24, 2001, which was filed with the SEC pursuant to Regulation 14A on December 18, 2000.

                                                                                                 Proxy Page
                                                                                                 ----------
ITEM 10.      Directors and Executive Officers of the Registrant                                    3 -  7

ITEM 11.      Executive Compensation                                                               10 - 14

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                       2

ITEM 13.      Certain Relationships and Related Transactions                                       4,5 & 7

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K


      (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 2000 Annual Report, are incorporated by reference in Item 8 above:

     Consolidated Balance Sheets as of September 30, 2000 and 1999

     Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

     Consolidated Statements of Capitalization as of September 30, 2000 and 1999

     Consolidated Statements of Common Stock Equity for the Years Ended September 30, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

          (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 18.

          (3)  Exhibits - See Exhibit Index on page 22.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                                                                  Page
                                                                                  ----

           Schedule II - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 2000                                                19




   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                           VALUATION AND QUALIFYING
                YEARS ENDED SEPTEMBER 30, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------------
       CLASSIFICATION           BALANCE AT BEGINNING     ADDITIONS CHARGED TO             OTHER                   BALANCE
                                       OF YEAR                  EXPENSE                                          AT END OF
                                                                                                                   YEAR
-------------------------------------------------------------------------------------------------------------------------
($000)
2000
Allowance for
Doubtful Accounts                      $1,684                   $2,614                   $(1,743) (1)             $2,555
                                       ======                   ======                   ========                 ======
1999:
Allowance for
Doubtful Accounts                      $1,907                   $2,269                   $(2,492) (1)             $1,684
                                       ======                   ======                   =========                ======
1998:
Allowance for
Doubtful Accounts                      $1,527                   $1,755                   $(1,375) (1)             $1,907
                                       ======                   ======                   ========                 ======

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

                                              NEW JERSEY RESOURCES CORPORATION
                                                       (Registrant)

Date:  December 22, 2000                      By:/s/Glenn C. Lockwood
                                                 --------------------------
                                                 Glenn C. Lockwood
                                                 Senior Vice President and
                                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 22, 2000    /s/ Laurence M. Downes                             Dec. 22, 2000    /s/ James T. Hackett
                 ------------------------                                            --------------------
                      Laurence M. Downes                                                  James T. Hackett
                      Chairman, President and                                             Director
                      Chief Executive Officer

Dec. 22, 2000    /s/ Glenn C. Lockwood                              Dec. 22, 2000    /s/ Lester D. Johnson
                 ------------------------                                            ---------------------
                      Glenn C. Lockwood                                                   Lester D. Johnson
                      Senior Vice President and                                           Director
                      Chief Financial  Officer
                      (Principal Accounting Officer)

Dec. 22, 2000    /s/ Nina Aversano                                  Dec. 22, 2000    /s/ Dorothy K. Light
                 -----------------                                                   --------------------
                      Nina Aversano                                                       Dorothy K. Light
                      Director                                                            Director

Dec. 22, 2000    /s/ Lawrence R. Codey                              Dec. 22, 2000    /s/ William H. Turner
                 ----------------------                                              ---------------------
                      Lawrence R. Codey                                                   William H. Turner
                      Director                                                            Director

Dec. 22, 2000    /s/ Leonard S. Coleman                             Dec. 22, 2000    /s/ Gary W. Wolf
                 --------------------------                                          ----------------
                      Leonard S. Coleman                                                  Gary W. Wolf
                      Director                                                            Director

Dec. 22, 2000    /s/ Joe B. Foster                                  Dec. 22, 2000    /s/ George R. Zoffinger
                 -------------------------------                                     -----------------------
                      Joe B. Foster                                                       George R. Zoffinger
                      Director                                                            Director

Dec. 22, 2000    /s/ Hazel S. Gluck
                      Hazel S. Gluck
                      Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated October 26, 2000; such consolidated financial statements and report are included in your 2000 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 26, 2000






INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 333-59013 on Form S-8 and No. 33-57711 on Form S-3 of New
Jersey Resources Corporation of our reports dated October 26, 2000 included in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 2000.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 22, 2000

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
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                      Exhibit
--------------------------------------------------------------------------------------------------------------------------------
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
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                      Exhibit
--------------------------------------------------------------------------------------------------------------------------------
4-5A                       Dated as of August 29, 1995                                       Note (8)                     4-5A

4-5B                       Dated as of April 2, 1996                                         Note (8)                     4-5B

4-5C                       Dated as of September 10, 1996                                    Note (8)                     4-5C

4-5D                       Dated as of September 26, 1997                                    Note (9)                     4-5D

4-5E                       Dated as of August 10, 1999                                       Note (11)                    4-5E

4-5F                       Dated as of September 29, 2000 (filed herewith)

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

4-7C                       Dated as of October 10, 2000 (filed herewith)

4-10                       Shareholder Rights Plan                                           The Company's
                                                                                             Form 8-K filed on
                                                                                             August 2, 1996

4-11                       Credit Agreement between New Jersey Resources                     Note (11)                    4-11
                           Corporation and Summit Bank of New Jersey,
                           dated December 22, 1999

4-11A                      Dated October 11, 2000 (filed herewith)

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
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                      Exhibit
--------------------------------------------------------------------------------------------------------------------------------
10-4                       Supplemental Retirement Plans covering all                         Note (1)                     10-9
                           Executive Officers as described in the
                           Registrant's definitive proxy statement
                           incorporated herein by reference


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

10-10                      Long-Term Incentive Compensation Plan                             Company's proxy
                           as amended                                                        statement on Schedule
                                                                                             14A for the 1996 Meeting
                                                                                             Annual Meeting

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

10-12A                     Amendment dated as of December 1, 1997                            Note (9)                      10-12A

10-12B                     Revised Schedule of Officer Employee Continuation                 Note (9)                      10-12B
                           Agreements

10-13                      Agreements between NJNG and Alberta Northeast                     Note (4)                      10-13
                           Gas Limited, dated February 7, 1991

10-14                      Agreement between NJNG and Iroquois Gas                           Note (4)                      10-14
                           Transmission System, L.P., dated February 7, 1991

10-15                      Agreements between NJNG and CNG Transmission                      Note (8)                      10-15

                                  EXHIBIT INDEX

                                                                                                         Previous Filing
              Reg. S-K                                                                       -----------------------------------
Exhibit       Item 601                                                                       Registration
No.           Reference                  Document Description                                Number                      Exhibit
--------------------------------------------------------------------------------------------------------------------------------
10-15A                     Dated December 1, 1993                                             Note (8)                    10-15A

10-15B                     Dated December 1, 1993, as amended                                 Note (8)                    10-15B
                           December 21, 1995

13-1         13            2000 Annual Report to Stockholders. Such
                           Exhibit includes only those portions thereof
                           which are expressly incorporated by reference
                           in this Form 10-K  (filed herewith)

21-1         21            Subsidiaries of the Registrant (filed herewith)

23-1         23            Independent Auditors' Consent and Report on Schedule (filed herewith)
                           See page 21

27-1         27            Financial Data Schedule (filed herewith)

Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359
Note (9) 1997 Form 10-K File No. 1-8359
Note (10) 1998 Form 10-K File No. 1-8359
Note (11) 1999 Form 10-K File No. 1-8359