Form 10-Q
period 2000-12-31
NEW JERSEY RESOURCES CORP
filed 2001-02-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 2000
                                                   Commission file number 1-8359



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



                          YES: X                NO:



The number of shares outstanding of $2.50 par value Common Stock as of February 9, 2001 was 17,698,302.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
(Thousands, except per share data)                                                          2000                     1999
                                                                                            ----                     ----
OPERATING REVENUES......................................................                  $667,487                 $263,438
                                                                                          --------                 --------

OPERATING EXPENSES
  Gas purchases.........................................................                   585,657                  193,981
  Operation and maintenance.............................................                    23,918                   20,607
  Depreciation and amortization.........................................                     8,223                    7,981
  Energy and other taxes................................................                    13,424                   10,044
                                                                                            ------                   ------
Total operating expenses................................................                   631,222                  232,613
                                                                                           -------                  -------

OPERATING INCOME........................................................                    36,265                   30,825

Other income............................................................                       593                      701

Interest charges, net...................................................                     5,669                    5,176
                                                                                             -----                    -----

INCOME BEFORE  INCOME TAXES.............................................                    31,189                   26,350

Income tax provision....................................................                    12,133                   10,179
                                                                                            ------                   ------

INCOME BEFORE CUMULATIVE EFFECT OF A  CHANGE                                                19,056                   16,171
IN ACCOUNTING...........................................................

Cumulative effect of a change in accounting for derivatives, net of
tax of $930 ............................................................                   (1,347)                        -
                                                                                           -------                   ------

NET INCOME..............................................................                   $17,709                  $16,171
                                                                                           =======                  =======

EARNINGS PER COMMON SHARE-BASIC
         INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
         IN ACCOUNTING..................................................                     $1.08                     $.91
                                                                                             =====                     ====
         NET INCOME.....................................................                     $1.00                     $.91
                                                                                             =====                     ====

EARNINGS PER COMMON SHARE-DILUTED
         INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
         IN ACCOUNTING..................................................                     $1.07                     $.90
                                                                                             =====                     ====
         NET INCOME.....................................................                     $1.00                     $.90
                                                                                             =====                     ====

DIVIDENDS PER COMMON SHARE..............................................                      $.44                     $.43
                                                                                              ====                     ====

AVERAGE SHARES OUTSTANDING
         BASIC..........................................................                    17,628                   17,780
                                                                                            ======                   ======
         DILUTED........................................................                    17,743                   17,914
                                                                                            ======                   ======

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                             2000              1999
                                                             ----              ----
CASH FLOWS USED IN OPERATING ACTIVITIES
 Net income                                               $  17,709         $  16,171
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization                               8,223             7,981
  Amortization of deferred charges                            1,459             1,512
  Deferred income taxes                                       4,534            (2,905)
  Manufactured gas plant remediation costs                   (2,517)           (2,507)
  Change in working capital                                (108,894)          (41,224)
  Other, net                                                   (275)            4,782
                                                          ---------         ---------
Net cash flows used in operating activities                 (79,761)          (16,190)
                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                72,800             5,300
 Proceeds from common stock                                   3,289             2,056
 Repurchase of treasury stock                                (1,643)           (2,803)
 Payments of common stock dividends                          (7,595)           (7,465)
 Net change in short-term debt                               24,700            35,300
                                                          ---------         ---------
Net cash flows from financing activities                     91,551            32,388
                                                          ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant                                             (10,326)          (14,215)
  Real estate properties and other                           (1,205)             (118)
  Cost of removal                                              (423)           (1,735)
 Proceeds from asset sales                                    3,620               556
                                                          ---------         ---------
Net cash flows used in investing activities                  (8,334)          (15,512)
                                                          ---------         ---------
Net change in cash and temporary investments                  3,456               686
Cash and temporary investments at September 30                1,904             2,123
                                                          ---------         ---------
Cash and temporary investments at December 31             $   5,360         $   2,809
                                                          =========         =========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables                                              $(226,296)        $ (44,830)
 Inventories                                                 29,106             4,471
 Underrecovered gas costs                                      (509)            1,940
 Purchased gas                                               92,029            (2,536)
 Prepaid and accrued taxes, net                              18,015            11,890
 Customers' credit balances and deposits                       (939)              554
 Accounts payable                                           (21,640)           (3,886)
 Other, net                                                   1,340            (8,827)
                                                          ---------         ---------
Total                                                     $(108,894)        $ (41,224)
                                                          =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized)                    $   7,110         $   6,742
 Income taxes                                             $      70         $     547

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   DECEMBER 31,       SEPTEMBER 30,        DECEMBER 31,
                                                      2000               2000                 1999
                                                   (unaudited)                             (unaudited)
                                                   ------------       -------------        ------------
                                                                       (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at cost                           $   986,515         $   981,601         $   954,751
  Real estate properties and other, at cost             28,259              28,016              26,437
                                                   -----------         -----------         -----------
                                                     1,014,774           1,009,617             981,188
  Accumulated depreciation and amortization           (282,838)           (279,033)           (267,695)
                                                   -----------         -----------         -----------
   Property, plant and equipment, net                  731,936             730,584             713,493
                                                   -----------         -----------         -----------

CURRENT ASSETS
  Cash and temporary investments                         5,360               1,904               2,809
  Construction fund                                      7,600               7,600              12,100
  Customer accounts receivable                         300,108             103,618             101,080
 .Unbilled revenues                                     33,811               3,189              28,061
  Allowance for doubtful accounts                       (3,398)             (2,555)             (2,021)
  Gas in storage, at average cost                       35,332              63,799              31,451
  Materials and supplies, at average cost                2,910               3,549               3,513
  Prepaid state taxes                                     --                12,836                --
  Underrecovered gas costs                              10,656              12,436                --
  Derivatives                                           61,470                --                  --
  Other                                                 11,180               5,599              15,921
                                                   -----------         -----------         -----------
   Total current assets                                465,029             211,975             192,914
                                                   -----------         -----------         -----------

DEFERRED CHARGES AND OTHER
  Equity investments                                    20,367              35,271              15,085
  Regulatory assets                                     88,557              87,291              65,610
  Underrecovered gas costs                               2,557                 268               6,781
  Derivatives                                           29,363                --                  --
  Other                                                 10,643              16,922              17,525
                                                   -----------         -----------         -----------
   Total deferred charges and other                    151,487             139,752             105,001
                                                   -----------         -----------         -----------

         Total assets                              $ 1,348,452         $ 1,082,311         $ 1,011,408
                                                   ===========         ===========         ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                  DECEMBER 31,     SEPTEMBER 30,      DECEMBER 31,
                                                     2000              2000              1999
                                                  (unaudited)                         (unaudited)
                                                  ------------     -------------      ------------
                                                                   (Thousands)
CAPITALIZATION
  Common stock equity                             $  363,780        $  328,128        $  310,426
  Redeemable preferred stock                             400               400               520
  Long-term debt                                     414,328           291,528           313,023
                                                  ----------        ----------        ----------
   Total capitalization                              778,508           620,056           623,969
                                                  ----------        ----------        ----------

CURRENT LIABILITIES
  Current maturities of long-term debt                   495               495               318
  Short-term debt                                     18,000            43,300            97,000
  Purchased gas                                      245,488           153,459            75,328
  Accounts payable and other                          32,576            54,216            24,613
  Dividends payable                                    7,762             7,595             7,649
  Accrued taxes                                       12,588             5,964             7,928
  Overrecovered gas costs                               --                --               3,311
  Customers' credit balances and deposits             15,347            16,286            16,024
                                                  ----------        ----------        ----------
   Total current liabilities                         332,256           281,315           232,171
                                                  ----------        ----------        ----------

DEFERRED CREDITS
  Deferred income taxes                              111,212            90,980            64,167
  Deferred investment tax credits                      9,758             9,845            10,106
  Deferred revenue                                    20,514            21,009            22,514
  Derivatives                                         24,207              --                --
  Manufactured gas plant remediation                  45,219            45,219            45,219
  Regulatory liability and other                      26,778            13,887            13,262
                                                  ----------        ----------        ----------
   Total deferred credits                            237,688           180,940           155,268
                                                  ----------        ----------        ----------

      Total capitalization and liabilities        $1,348,452        $1,082,311        $1,011,408
                                                  ==========        ==========        ==========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The September 30, 2000 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

     Certain prior year amounts have been reclassified to conform with current year reporting.


2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries - New Jersey Natural Gas Company (NJNG), NJR Energy Services Company (Energy Services), formerly a wholly-owned subsidiary of NJR Energy Holdings Corporation (Energy Holdings), NJR Retail Holdings Corporation (Retail Holdings), NJR Capital Corporation (Capital), formerly NJR Development Corporation, and NJR Service Corporation (Service Corp.).

     NJR Home Services Company (Home Services), NJR Natural Energy Company (Natural Energy), formerly New Jersey Natural Energy Company and a wholly-owned subsidiary of Energy Holdings, and NJR Power Services Company (Power Services), are wholly-owned subsidiaries of Retail Holdings.

     Commercial Realty & Resources Corp. (CR&R), NJR Investment Corporation, and Energy Holdings, formerly a sub-holding company of the Company, which includes NJR Energy Corporation (NJR Energy), New Jersey Natural Resources Company
(NJNR), and NJNR Pipeline Company (Pipeline), are wholly-owned subsidiaries of Capital. Significant intercompany accounts and transactions have been eliminated.

     On December 6, 2000, the BPU approved the transfer of NJNG's appliance service business to Home Services. The Company commenced accounting for these operations in Home Services, effective October 1, 2000, and all prior year reporting has been reclassified to be consistent with current year presentation.

3. Derivative Activities

     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has hedged its commitments to purchase natural gas for sale to retail marketers, purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into swap agreements to hedge a long-term, fixed-price contract.

     The Company also utilizes interest rate caps and swaps to manage the risk of variable interest rate debt.

     Through September 30, 2000, the Company accounted for the results of its derivative activities for hedging purposes utilizing the settlement method. The settlement method provides for recognizing the gains or losses from derivatives when the related physical transaction has been completed. Derivatives that were not for hedging purposes were valued at fair value utilizing quoted market prices. Changes in fair value were recorded in net income.

     Effective October 1, 2000, the Company has adopted Statement of Financial Accounting Standards (SFAS) No.133 "Accounting for Derivative Investments and Hedging Activities, as amended" (SFAS 133). Under SFAS 133, the Company records the fair value of derivatives held as assets and liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The changes in net value of these derivatives are recorded in net income. In addition, the changes in net value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG utilizes derivatives to hedge its gas purchasing activities which are recoverable through its Levelized Gas Adjustment (LGA) clause. Accordingly, the offset to the changes in fair value of these derivatives is recorded as a regulatory asset or liability. The Company has not designated any derivatives as fair value hedges.

     Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.

4. Capitalized Interest

     The Company's capitalized interest totaled $266,000 and $254,000 for the three months ended December 31, 2000 and 1999, respectively.

5.  Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In January 2000, the New Jersey Board of Public Utilities
(BPU), verbally approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply (BGS) service and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service.

     The Act also allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing BGS service by January 1, 2002. The Act also allows natural gas utilities to provide competitive services (e.g., appliance services). In July 2000, NJNG filed a stipulation agreement among various parties resolving the customer account service proceedings. The stipulation continues NJNG's current third-party billing policies and delays until January 2003, absent a significant breakthrough in metering technology, any further decision on meter reading and other potentially competitive services.

     On December 6, 2000, the BPU signed a written Order resolving the customer account service proceeding and also approving the transfer of NJNG's existing appliance service business to Home Services, a newly formed unregulated subsidiary of the Company.

b.  LGA and Other Adjustment Clauses

     In July 2000, NJNG amended a September 1999 LGA filing in response to a significant increase in the wholesale cost of gas. The amended filing requested an approximate 16 percent increase in rates for firm sales customers through an increase in the Gas Cost Recovery (GCR) and Remediation Adjustment (RA) factors, to be slightly offset by a decrease in the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI) factors. The filing proposed that the Demand Side Management (DSM) and Weather Normalization Clause (WNC) factors remain the same. The rates for transportation customers would remain relatively stable as a result of the changes requested in the filing. The filing also requested that the monthly and annual limits of a Flexible Pricing Mechanism (FPM), which allows NJNG to make additional pricing adjustments on a monthly basis to reflect market changes, be expanded. In November 2000, the BPU approved a 16 percent increase to the GCR and also authorized the expansion of the FPM. The BPU has also approved increases of 2 percent each on December 1, 2000, January 1, 2001 and February 1, 2001 under the FPM. NJNG filed an updated LGA filing on December 1, 2000, and held a public hearing in January 2001. Subject to the results of the filing and the public hearing, NJNG would be able to increase rates by up to an additional 2 percent on March 1 and April 1 of 2001. Additionally, NJNG has requested that the FPM be extended through July 2001. The BPU plans to rule on additional LGA increases in the first quarter of 2001. The FPM also allows NJNG to decrease rates if market conditions allow.

     Pursuant to a previous BPU Order, NJNG currently recovers its carrying costs on its underrecovered gas costs balance through December 2001. NJNG has requested that recovery of its carrying costs be extended.

     In August 1999, NJNG filed a Comprehensive Resource Analysis (CRA) plan pursuant to a BPU order. The CRA, which will replace NJNG's current DSM program, includes funding for certain technologies that utilize renewable sources of energy to produce electricity (e.g., fuel cells and solar), and has a program cost of $2.9 million recoverable through rates. The BPU is currently evaluating two separate stipulations filed in this proceeding.

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

   NJNG had been sharing the cost of environmental investigations and remedial actions at ten of the former MGP sites with the former owner. In September 2000, a revised agreement was executed whereby NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not originally shared.

   Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999 and a BPU decision is expected in the spring of 2001. On January 11, 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000.

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

d. South Brunswick Asphalt, L.P.

   NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former MGP sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving materials. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. Following service of SBA's amended complaint, NJDEP filed a motion for dismissal of the amended complaint, but has not formally granted or denied SBA's permit applications. In March 1999, the court granted NJDEP's motion in part and denied NJDEP's motion in part, and directed SBA to file a more definite statement of its claims for equitable relief against NJDEP, including its request that a mandatory injunction be imposed compelling NJDEP to issue the subject permits. SBA has filed a more definite statement of its claims, and NJDEP has renewed its motion to dismiss the amended complaint. In its motion, NJDEP alleges, among other things, that it has not acted upon SBA's applications for permits to recycle the tar emulsion/sand and gravel mixture because SBA has not submitted completed applications for these permits. This allegation is denied by SBA. NJDEP's motion to dismiss is pending in the Superior Court and it is not known when the Court will make a decision. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial condition or results of operations

e. Combe Fill South Landfill

   NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the District of New Jersey by the U.S. Environmental Protection Agency and NJDEP. These two actions seek recovery of costs expended in connection with, and for continuation of the cleanup of the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under CERCLA Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto and has agreed to participate in an alternate dispute resolution process encouraged by the Court. Its insurance carriers have been notified and one has agreed to assume responsibility for the legal expenses, while reserving its rights with regard to liability. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

f. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share

     The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 115,080 and 133,620 for the three months ended December 31, 2000 and 1999, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income before cumulative effect of a change in accounting and net income, respectively.

7. Long-Term Debt

     On January 5, 2001, the Company closed on $260 million of revolving credit agreements with several banks. The parent company facility consists of $135 million with a three-year term and will be used to finance non-regulated operations. The $125 million NJNG facility consists of $50 million with a 364-day term and $75 million with a three-year term. The NJNG facility will be used to support its commercial paper borrowings. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term revolving credit facility, at December 31, 2000, the Company included $50 million of commercial paper borrowings as Long-term debt on the Consolidated Balance Sheet.

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. NJNG drew down $4.5 million and $3.9 million from the construction fund and issued a like amount of its Series GG Bonds in 2000 and 1999, respectively.

8. Segment Reporting

     The segment data has been reclassified to reflect the new business segments that are discussed in Note 2: Principles of Consolidation. The Natural gas distribution segment consists of the regulated energy and the off-system and capacity management operations. The Energy Services segment consists primarily of unregulated fuel capacity management and other wholesale marketing services. The Retail Holdings segment consists primarily of appliance service repair and contract services and unregulated retail marketing. The NJR Capital and Other segment consists of CR&R, which develops commercial real estate, NJR Energy, which invests in energy-related ventures and NJR Investment Company, which makes energy-related equity investments. It also includes Service Corp., which provides shared administrative services and the parent company's operations.

                                      Three Months Ended
                                          December 31,
(Thousands)                          2000             1999
                                     ----             ----
Operating Revenues
  Natural gas distribution        $ 324,799         $ 197,440
  Energy Services                   338,344            62,672
  Retail Holdings                     5,424             7,191
  NJR Capital and Other                 905               619
                                  ---------         ---------
Subtotal                            669,472           267,922
  Intersegment revenues              (1,985)           (4,484)
                                  ---------         ---------
Total                             $ 667,487         $ 263,438
                                  =========         =========

Operating Income
  Natural gas distribution        $  31,193         $  28,936
  Energy Services                     4,071               895
  Retail Holdings                      (287)              (68)
  NJR Capital and Other               1,288             1,062
                                  ---------         ---------
Total                             $  36,265         $  30,825
                                  =========         =========

                                       As of                   As of                   As of
                                  December 31, 2000      September 30, 2000      December 31, 1999
                                  -----------------      ------------------      -----------------
(Thousands)
Assets
  Natural gas distribution        $      1,063,269        $        940,725        $        940,413
  Energy Services                          220,208                  63,775                  23,691
  Retail Holdings                            6,522                   1,982                   4,719
  NJR Capital and Other                     58,453                  75,829                  42,585
                                  ----------------        ----------------        ----------------
Total                             $      1,348,452        $      1,082,311        $      1,011,408
                                  ================        ================        ================


9. Investments

     Equity investments, which were purchased as long-term investments, are classified as available for sale and are carried at the estimated fair value with any unrealized gains or losses included in other comprehensive income, a component of Common stock equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. For investments in which significant influence does not exist the cost method of accounting is applied. Included in Equity investments on the Consolidated Balance Sheet is the Company's less than 1 percent ownership interest in the Capstone Turbine Corporation, a developer of microturbines, which completed its initial public offering in June 2000. Other comprehensive income for the three months ended December 31, 2000, includes an after-tax unrealized loss of $8.7 million associated with the Capstone investment. Through December 31, 2000, accumulated other comprehensive income includes an after-tax unrealized gain of $4.5 million related to Capstone.

10. Comprehensive Income

                                                             Three Months Ended
                                                                December 31,
                                                           2000             1999
                                                         --------         --------
(Thousands)
Net income                                               $ 17,709         $ 16,171
                                                         --------         --------
Other comprehensive income:
  Change in fair value of equity investments, net
     of tax of $(5,971) and $162                         $ (8,649)        $    196
  Change in fair value of derivatives, net
     of tax of $8,040                                      11,840             --
  Cumulative effect of a change in accounting for
     derivatives, net of tax of $14,177                    20,530             --
                                                         --------         --------

Total other comprehensive income                         $ 23,721         $    196
                                                         --------         --------
Comprehensive income                                     $ 41,430         $ 16,367
                                                         ========         ========

11. Change in accounting

Effective October 1, 2000, the Company adopted SFAS 133 (See Note 3: Derivative Activities).

At October 1, 2000, the effect of adopting of SFAS 133 was as follows:


(Thousands)
                                                             Increase/
                                                             (Decrease)
Fair value of derivative assets                              $ 56,963
Fair value of derivative liabilities                         $ 17,657
Regulatory liability                                         $  6,834
Cumulative effect of a change in
accounting on net income, net of tax of $930                 $ (1,347)

Cumulative effect of a change in accounting for
on other comprehensive income, net of tax
of $14,177                                                   $ 20,530

     The cumulative effect on net income from a change in accounting resulted from derivatives that do not qualify for hedge accounting.

     The amounts included in other comprehensive income related to natural gas instruments will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to other comprehensive income on the October 1, 2000 transition date, $9.8 million is expected to be recorded as a reduction in gas costs in 2001. In the quarter ended December 31, 2000, $1 million pre-tax was charged to gas costs. Those amounts related to interest rate instruments will reduce or be charged to interest expense as the future transaction occurs. In the quarter ended December 31, 2000 there is a $113,000 charge to other comprehensive income related to interest rate instruments which will reverse by September 30, 2001.

     The cash flow hedges described above cover various periods of time ranging from February 2001 to October 2010.

12. Other

     At December 31, 2000 there were 17,657,259 shares of common stock outstanding and the book value per share was $20.60.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 2000

A.   RESULTS OF OPERATIONS

     Consolidated income before cumulative effect of a change in accounting for the quarter ended December 31, 2000 increased 17.9 percent to $19.1 million, compared with $16.2 million for the same period last year. Basic EPS before cumulative effect of a change in accounting increased 18.7 percent to $1.08, compared with $.91 last year. Diluted EPS before cumulative effect of a change in accounting also increased 18.9 percent to $1.07, compared with $.90 last year.

     The increase in consolidated earnings before cumulative effect of a change in accounting was primarily attributable to continued profitable customer growth at the Company's principal subsidiary, NJNG, and improved wholesale natural gas marketing results.

     Consolidated net income for the quarter ended December 31, 2000 includes a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

NJNG OPERATIONS

     NJNG is a local natural gas distribution company that provides regulated energy service to more than 411,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG's financial results are summarized as follows:

                                                        Three Months Ended
                                                           December 31,
                                                       2000            1999
                                                      -------        -------
(Thousands)
Gross margin
  Residential and commercial                          $49,357        $44,300
                                                                     =======
  Firm transportation                                   9,550          9,249
                                                      =======        -------
Total firm margin                                      58,907         53,549
  Interruptible                                           192            220
  Off-system and capacity management                    1,325          1,564
                                                      =======        -------
Total gross margin                                    $60,424        $55,333
                                                      =======        =======
Operating income                                      $31,193        $28,936
                                                      =======        =======
Income before cumulative effect of a change in
accounting                                            $16,726        $15,341
                                                      =======        =======

Net income                                            $16,451        $15,341
                                                      =======        =======

Gross Margin

     Gross margin is defined as gas revenues less gas costs, sales tax and a Transitional Energy Facilities Assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The LGA clause allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes off-system sales, sales to other utilities and federal accounts. TEFA is calculated on a per therm basis and excludes sales to other utilities, off-system sales and federal accounts.

Firm Margin

     Residential and commercial (i.e., firm) gross margin is subject to the WNC, which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG's earnings due to weather fluctuations.

     The components of gross margin from firm customers are affected by customers switching between sales service and firm transportation service. NJNG's total gross margin is not negatively impacted by customers who utilize its firm transportation service and purchase their gas from another supplier. This is due to NJNG's tariff, which is designed such that no profit is earned on the commodity portion of sales to firm customers, while all customers who purchase gas from another supplier continue to utilize NJNG for transportation service.

     Total firm margin increased $5.4 million, or 10 percent for the three months ended December 31, 2000, compared with the same periods last year, reflecting customer growth and higher average customer usage.

     The weather for the three months ended December 31, 2000 was 15.6 percent colder than normal, which, in accordance with the WNC, resulted in $3.2 million of gross margin being deferred for future refunds to customers. At December 31, 2000, NJNG had $14.3 million in accrued WNC margin to be collected from its customers in fiscal 2001 and 2002, due primarily to warmer weather in prior fiscal years.

     Gross margin from sales to firm customers increased $5.1 million, or 11.4 percent, for the three months ended December 31, 2000, compared with the same period last year. Sales to firm customers were 16.8 billion cubic feet (Bcf) for the three months ended December 31, 2000, compared with 12.6 Bcf for the same period last year. The increase in gross margin and sales was due primarily to the impact of 13,127 customer additions during the twelve months ended December 31, 2000, and the colder weather.

     Gross margin from firm transportation increased $300,000, or 3.3 percent, for the three months ended December 31, 2000, compared with the same period last year. NJNG transported 3.6 Bcf and 3.2 Bcf for the three months ended December 31, 2000 and 1999, respectively. The increase in margin was due primarily to the colder weather, which more than offset customers switching back to sales service.

     NJNG had 24,967 and 30,527 residential customers and 3,632 and 4,248 commercial customers using transportation service at December 31, 2000 and 1999, respectively. The decrease in the number of transportation customers was due primarily to higher wholesale commodity prices, which resulted in customers returning to sales service from transportation service.

Interruptible

     NJNG services 54 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5 percent and 4 percent of total therm throughput in the three months ended December 31, 2000 and 1999, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from the interruptible sales and 5 percent of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA clause.

Off-System and Capacity Management

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998 through December 31, 2002, NJNG retains 15 percent of the gross margin from these sales, with the balance credited to firm sales customers through the LGA clause.

     A new incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareowners. Under this program, NJNG retains 40 percent of the savings for the first 12 months following any transaction and retains 15 percent for the remaining period through December 31, 2002, with the balance credited to firm sales customers through the LGA clause.

     NJNG's off-system and capacity management sales totaled 29.2 Bcf and generated $1.3 million of gross margin, for the three months ended December 31, 2000, compared with 36 Bcf and $1.6 million of gross margin for the respective period last year. The decrease in margin and volume was attributable to the colder weather, as more supplies were needed for core customers.

Operating Income

     Operating income increased $2.3 million, or 7.8 percent, for the three months ended December 31, 2000, compared with the same periods last year, due primarily to the increase in gross margin which more than offset a $2.6 million, or 12.7 percent, increase in operation and maintenance (O&M) expenses. O&M expenses were higher due to a $600,000 increase in bad debt expense, which is attributable to increased revenues. Revenues increased by $124.2 million, or
38.2 percent, reflecting a significant increase in the wholesale cost of gas.

Net Income

     Net income increased $1.1 million, or 7.2 percent, for the three months ended December 31, 2000, compared with the same periods last year, due primarily to the higher operating income discussed above, which more than offset a $275,000 charge related to the cumulative effect of a change in accounting and lower other income.

ENERGY SERVICES OPERATIONS

     Energy Services, formerly a wholly-owned subsidiary of Energy Holdings, it provides unregulated fuel capacity management and other wholesale marketing services.

     Energy Service's financial results are summarized as follows:

                                                      Three Months Ended
                                                         December 31,
                                                     2000            1999
                                                   --------        --------
(Thousands)
Revenues                                           $338,344        $ 62,672
                                                   ========        ========
Operating income                                   $  4,071        $    895
                                                   ========        ========
Income before cumulative effect of a change
in accounting                                      $  2,625        $    652
                                                   ========        ========

Net income                                         $  1,937        $    652
                                                   ========        ========

     Energy Services' revenues, operating income and net income increased for the three months ended December 31, 2000, compared with the same period last year, due primarily to a three-fold increase in wholesale natural gas prices and a more than two-fold increase in volume which generated higher margins.

     Energy Services' gas under management totaled 55.7 Bcf and 25.5 Bcf for the three months ended December 31, 2000 and 1999, respectively.

RETAIL HOLDINGS OPERATIONS

     Retail Holdings consist of Home Services, which provide appliance service repair and contract services, Natural Energy, which participates in unregulated retail marketing of natural gas, and Power Services, which is involved in the distribution of alternative sources of energy.

     Retail Holdings consolidated financial results are summarized as follows:

                            Three Months Ended
                               December 31,
                           2000            1999
                         -------         -------
(Thousands)
Revenues                 $ 5,424         $ 7,191
                         =======         =======
Operating loss           $  (287)        $   (68)
                         =======         =======
Net (loss) income        $  (133)        $   153
                         =======         =======

     Retail Holdings' revenues have decreased due primarily to the sale of Natural Energy's commercial accounts in November 1999 and a reduction in the number of retail and interruptible customers, which was partially offset by increased revenue at Home Services. Operating loss and net loss have increased due primarily to lower margins experienced by Natural Energy's' retail sales.

     Home Services provides approximately 130,000 customers with home-appliance repair and contract warranty services. Natural Energy currently serves approximately 8,000 residential customers.

     Retail Holdings' retail gas totaled .6 Bcf and 1.2 Bcf for the three months ended December 31, 2000 and 1999, respectively.

NJR CAPITAL AND  OTHER OPERATIONS

     NJR Capital and Other operations include Capital, formerly NJR Development Corporation, which consists of CR&R, which develops commercial real estate, NJR Energy, an investor in energy-related ventures, which consist primarily of its equity investments in the Capstone Turbine Corporation (Capstone) and the Iroquois Gas Transmission System, L.P. (Iroquois), NJR Investment Company, which makes certain energy-related equity investments, Service Corp., which provides shared administrative services for all of the subsidiaries, and the parent company's operations.

     NJR Capital and Others consolidated financial results are summarized as follows:

                                                         Three Months Ended
                                                            December 31,
                                                        2000            1999
                                                      -------         -------
(Thousands)
Revenues                                              $   905         $   619
                                                      =======         =======
Operating income                                      $ 1,288         $ 1,062
                                                      =======         =======
Income before cumulative effect of a change
in  accounting                                        $  (162)        $    25
                                                      =======         =======

Net (loss) income                                     $  (546)        $    25
                                                      =======         =======

     In December 2000, CR&R sold 11 acres of vacant land for $1.2 million, which approximated book value.

     NJR Energy's results include interest expense related to debt remaining after the discontinuance of the oil and natural gas production business in 1995. The Company plans to further reduce such debt from cash flow generated by its equity investments.

     In 1996, CR&R entered into a sale-leaseback transaction which generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over 25 years, the term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B.   LIQUIDITY AND CAPITAL RESOURCES'

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with a number of banks totaling $135 million. At December 31, 2000, $115.9 million was outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

     The use of futures and options in NJNG and Energy Services hedging activities necessitates the use of margin accounts. Fluctuations in the prices of the underlying natural gas commodity may have an impact on cash requirements for margin calls.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains committed credit facilities totaling $125 million.

     Remaining fiscal 2001 construction expenditures are estimated at $38.5 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG has incurred $2.5 million in remediating its former manufactured gas plants during the three months ended December 31, 2000. NJNG estimates additional remediation expenditures of approximately $19.2 million, exclusive of any insurance recoveries, for the remaining nine months of fiscal 2001.

     NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and the draw down of approximately $4 million from its EDA construction fund. The timing and mix of any external financings will be geared toward maintaining a common equity ratio, which is consistent with maintaining its current short- and long-term credit ratings.

ENERGY SERVICES

     Energy Services does not currently expect any material capital expenditures or external financing requirements in fiscal 2001.

RETAIL HOLDINGS

     Retail Holdings does not currently expect any material capital expenditures or external financing requirements in fiscal 2001.

NJR CAPITAL AND OTHER

     CR&R's remaining capital expenditures in connection with the construction of a 35,000 square-foot build-to-suit office building are projected to be $1.5 million in 2001. CR&R has contracted to sell the building, subject to obtaining a certificate of occupancy, and adjacent undeveloped acreage. CR&R expects that the proceeds of the sale will at least recover the construction costs and land investment.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has hedged its commitments to purchase natural gas for sale to retail marketers, purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into swap agreements to hedge a long-term, fixed-price contract to sell approximately 22.6 Bcf of natural gas to a gas marketing company at prices ranging from $2.87 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over- the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.


    Summary of commodity derivatives as of December 31, 2000:

                                                                                         Amounts included in
                                                  Volume           Price per                Derivatives
                                                  in Bcf             Mmbtu                  in Thousands
                                                  ------             -----                  ------------
NJNG
                        Futures                      5.3           $2.84-$8.80                        $24,222
                        Swaps                     (41.2)                                              $(6,164)
                        Options                       .1         $2.258-$25.00                        $(6,402)

Energy Services
                        Futures                     11.9           $2.45-$9.82                        $33,876
                        Swaps                       10.5                                              $18,365

NJR Energy
                        Swaps                       22.6           $2.87-$4.41                         $2,643

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

    With respect to the futures contracts, options and swap agreements described above, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements.

    Summary of effects of theoretical 10 percent change in market value:

                                                              December 31,
                                                      2000                     1999
                                                      ----                     ----
                                                              (Thousands)
          Futures                                   $16,008                    $800

          Swaps                                     $ 2,159                    $100

          Options                                   $ 2,987                    $106


    Any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate, long-term debt of $147 million, of which $56 million has been hedged by the purchase of a 6.5 percent interest rate cap through 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5 percent interest rate cap, is limited to $1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $91 million of variable rate debt, NJNG's interest expense, net of tax, would change by $537,000. The Company also has variable rate debt of $115.9 million, of which $20 million is being hedged through an interest rate swap agreement which fixes interest at 6.97 percent through September 30, 2001. According to the Company's sensitivity analysis, if interest rates were to change by 100 basis points on the remaining $95.9 million, annual interest expense, net of tax, would change by $566,000. Subsequent to the expiration of the interest rate swap agreement in September 2001, a 100 basis point change would result in an additional $118,000 annual change in interest expense, net of tax.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, expected disposition of legal and regulatory proceedings, effect of new accounting standards, expected capital expenditures and expected sale of the office building are forward-looking statements. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for fiscal 2001 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) An annual meeting of stockholders was held on January 24, 2001.

         (c) The stockholders voted upon the following matters at the January 24, 2001 annual stockholders meeting:

         (i) The election of four (4) directors, each to serve for three-year terms expiring in 2004, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

         Director                        For              Withheld
         --------                        ---              --------
         Lawrence R. Codey            14,007,628          488,121
         Laurence M. Downes           13,967,211          528,538
         Joe B. Foster                14,020,230          475,519
         William H. Turner            14,004,650          491,099

         (ii) The amendment to the Restricted Stock and Stock Option Program for Outside Directors. The results of the voting were as follows:

         For                      Against              Abstain
         ----                     -------              -------
         12,544,529              1,347,509             603,711

         (iii) The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2001. The votes were as follows:

         For                     Against             Abstain
         ---                     -------             -------
         14,024,734              73,614              397,401

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         None.

         (b)  Reports on Form 8-K

         On December 12, 2000, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NEW JERSEY RESOURCES CORPORATION



    Date:  February 14, 2001                  /s/Glenn C. Lockwood
                                              ---------------------------
                                                 Glenn C. Lockwood
                                                 Senior Vice President
                                                 and Chief Financial Officer