Form 10-Q
period 2001-03-31
NEW JERSEY RESOURCES CORP
filed 2001-05-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001      Conversion file number 1-8359

                        NEW JERSEY RESOURCES CORPORATION
             (Exact name of registrant as specialities its charter)


           New Jersey                                  22-2376465
(State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                 Number)

1415 Wyekoff Road, Wall, New Jersey - 07719           732-938-1480
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

                         YES: X              NO:


The number of shares outstanding of $2.50 par value Common Stock as of May 8, 2001 was 17,774,875

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  MARCH 31,                       MARCH 31,
                                                                            2001           2000            2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Thousands, except per share data)
OPERATING REVENUES ................................................       $890,035       $368,988       $ 1,557,522        $632,426
                                                                          --------       --------       -----------        --------
OPERATING EXPENSES
  Gas purchases ...................................................        784,119        268,179         1,369,776         462,160
  Operation and maintenance .......................................         23,313         22,719            47,231          43,326
  Depreciation and amortization ...................................          8,154          7,808            16,377          15,789
  Energy and other taxes ..........................................         18,635         14,797            32,059          24,841
                                                                          --------       --------       -----------        --------
 Total operating expenses .........................................        834,221        313,503         1,465,443         546,116
                                                                          --------       --------       -----------        --------
OPERATING INCOME ..................................................         55,814         55,485            92,079          86,310
Other income ......................................................          2,102            172             2,695             873

Interest charges, net .............................................          5,367          4,843            11,036          10,019
                                                                          --------       --------       -----------        --------

INCOME BEFORE INCOME TAXES ........................................         52,549         50,814            83,738          77,164

Income tax provision ..............................................         19,519         18,973            31,652          29,152
                                                                          --------       --------       -----------        --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING .........         33,030         31,841            52,086          48,012
Cumulative effect of a change in accounting for derivatives, net of
tax of $930 .......................................................             --             --            (1,347)             --
                                                                          --------       --------       -----------        --------
INCOME FROM CONTINUING OPERATIONS .................................         33,030         31,841            50,739          48,012
Income from discontinued operations, net of tax of ($572) .........             --            828                --             828
                                                                          --------       --------       -----------        --------
NET INCOME ........................................................       $ 33,030       $ 32,669       $    50,739        $ 48,840
                                                                          ========       ========       ===========        ========
EARNINGS PER COMMON SHARE-BASIC
     INCOME BEFORE ACCOUNTING CHANGE ..............................       $   1.86       $   1.80       $      2.95        $   2.71
                                                                          ========       ========       ===========        ========
     INCOME FROM CONTINUING OPERATIONS ............................       $   1.86       $   1.80       $      2.87        $   2.71
                                                                          ========       ========       ===========        ========
     NET INCOME ...................................................       $   1.86       $   1.85       $      2.87        $   2.75
                                                                          ========       ========       ===========        ========
EARNINGS PER COMMON SHARE-DILUTED
     INCOME BEFORE ACCOUNTING CHANGE ..............................       $   1.85       $   1.79       $      2.93        $   2.69
                                                                          ========       ========       ===========        ========
     INCOME FROM CONTINUING OPERATIONS ............................       $   1.85       $   1.79       $      2.85        $   2.69
                                                                          ========       ========       ===========        ========
     NET INCOME ...................................................       $   1.85       $   1.84       $      2.85        $   2.74
                                                                          ========       ========       ===========        ========

DIVIDENDS PER COMMON SHARE ........................................       $    .44       $    .43       $       .88        $    .86
                                                                          ========       ========       ===========        ========
AVERAGE SHARES OUTSTANDING
     BASIC ........................................................         17,716         17,684            17,672          17,732
                                                                          ========       ========       ===========        ========
     DILUTED ......................................................         17,818         17,787            17,782          17,850
                                                                          ========       ========       ===========        ========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              2001            2000
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................       $  50,739        $ 48,840
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................          16,377          15,789
  Amortization of deferred charges ...............           3,382           3,722
  Deferred income taxes ..........................           8,261          (1,510)
  Manufactured gas plant remediation costs .......          (5,457)        (11,202)
  Change in working capital ......................         (24,801)         31,812
  Other, net .....................................           1,629           2,557
                                                         ---------        --------
Net cash flows from operating activities .........          50,130          90,008
                                                         ---------        --------

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from common stock ......................           6,549           4,058
 Payments of long-term debt ......................         (43,343)         (2,582)
 Repurchase of treasury stock ....................          (1,983)         (9,634)
 Payments of common stock dividends ..............         (15,357)        (15,114)
 Net change in short-term debt ...................          39,700         (36,400)
                                                         ---------        --------
Net cash flows used in financing activities ......         (14,434)        (59,672)
                                                         ---------        --------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................         (19,936)        (24,940)
  Real estate properties .........................          (3,099)           (281)
  Equity investments and other ...................            (278)           (250)
  Cost of removal ................................          (1,364)         (2,579)
 Proceeds from asset sales .......................           4,161             556
                                                         ---------        --------
Net cash flows used in investing activities ......         (20,516)        (27,494)
                                                         ---------        --------
Net change in cash and temporary investments .....          15,180           2,842
Cash and temporary investments at September 30 ...           1,904           2,123
                                                         ---------        --------
Cash and temporary investments at March 31 .......       $  17,084        $  4,965
                                                         =========        ========

CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................       $(191,607)       $(54,070)
 Inventories .....................................          51,019          29,109
 Deferred gas costs ..............................         (16,233)         17,812
 Purchased gas ...................................         119,256          19,055
 Prepaid and accrued taxes, net ..................          38,029          33,193
 Customers' credit balances and deposits .........          (9,806)         (8,966)
 Accounts payable ................................         (15,389)            974
 Other, net ......................................             (70)         (5,295)
                                                         ---------        --------
Total ............................................       $ (24,801)       $ 31,812
                                                         =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........       $   9,818        $  9,536
 Income taxes ....................................       $   3,440        $  7,676


See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-----------------------------------------------------------------------------------------------------
                                                    MARCH 31,                             MARCH 31,
                                                      2001           SEPTEMBER 30,          2000
                                                   (unaudited)           2000            (unaudited)
-----------------------------------------------------------------------------------------------------
                                                                     (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at cost ....................     $   994,935        $   981,601        $   965,789
  Real estate properties and other, at cost..          29,730             28,016             26,600
                                                  -----------        -----------        -----------
                                                    1,024,665          1,009,617            992,389
  Accumulated depreciation and amortization..        (289,015)          (279,033)          (274,297)
                                                  -----------        -----------        -----------
   Property, plant and equipment, net .......         735,650            730,584            718,092
                                                  -----------        -----------        -----------

CURRENT ASSETS
  Cash and temporary investments ............          17,084              1,904              4,965
  Construction fund .........................           7,600              7,600             12,100
  Customer accounts receivable ..............         285,482            103,618            123,598
  Unbilled revenues .........................          14,385              3,189             15,753
  Allowance for doubtful accounts ...........          (4,025)            (2,555)            (3,010)
  Gas in storage, at average cost ...........          13,209             63,799              6,717
  Materials and supplies, at average cost ...           3,120              3,549              3,609
  Prepaid state taxes .......................              --             12,836                 --
  Underrecovered gas costs ..................          28,937             12,436                 --
  Derivatives ...............................          51,471                 --                 --
  Other .....................................          14,237              5,599             12,183
                                                  -----------        -----------        -----------
   Total current assets .....................         431,500            211,975            175,915
                                                  -----------        -----------        -----------

DEFERRED CHARGES AND OTHER
  Equity investments ........................          20,433             35,271             14,766
  Regulatory assets .........................          96,465             87,291             72,721
  Underrecovered gas costs ..................              --                268              2,246
  Derivatives ...............................          13,750                 --                 --
  Other .....................................           9,285             16,922             18,972
                                                  -----------        -----------        -----------
   Total deferred charges and other .........         139,933            139,752            108,705
                                                  -----------        -----------        -----------

         Total assets .......................     $ 1,307,083        $ 1,082,311        $ 1,002,712
                                                  ===========        ===========        ===========


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------------
                                                     MARCH 31,                        MARCH 31,
                                                       2001          SEPTEMBER 30,      2000
                                                    (unaudited)         2000         (unaudited)
------------------------------------------------------------------------------------------------
                                                                     (Thousands)
CAPITALIZATION
  Common stock equity .........................     $  390,001       $  328,128       $  331,126
  Redeemable preferred stock ..................            400              400              520
  Long-term debt ..............................        298,185          291,528          284,980
                                                    ----------       ----------       ----------
   Total capitalization .......................        688,586          620,056          616,626
                                                    ----------       ----------       ----------

CURRENT LIABILITIES
  Current maturities of long-term debt ........            495              495           20,479
  Short-term debt .............................         33,000           43,300           25,300
  Purchased gas ...............................        272,715          153,459           97,329
  Accounts payable and other ..................         38,827           54,216           29,473
  Dividends payable ...........................          7,804            7,595            7,611
  Accrued taxes ...............................         33,103            5,964           33,660
  Overrecovered gas costs .....................             --               --           14,238
  Derivatives .................................         10,569               --               --
  Customers' credit balances and deposits .....          6,480           16,286            6,504
                                                    ----------       ----------       ----------
   Total current liabilities ..................        402,993          281,315          234,594
                                                    ----------       ----------       ----------

DEFERRED CREDITS
  Deferred income taxes .......................        113,234           90,980           61,113
  Deferred investment tax credits .............          9,671            9,845           10,019
  Deferred revenue ............................         20,027           21,009           22,013
  Derivatives .................................          8,212               --               --
  Manufactured gas plant remediation ..........         45,219           45,219           45,219
  Other........................................         19,141           13,887           13,128
                                                    ----------       ----------       ----------
   Total deferred credits .....................        215,504          180,940          151,492
                                                    ----------       ----------       ----------

         Total capitalization and liabilities..     $1,307,083       $1,082,311       $1,002,712
                                                    ==========       ==========       ==========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. General

     The preceding financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). The September 30, 2000 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

     In December 2000, the BPU approved the transfer of NJNG's appliance service business to Home Services. The Company commenced accounting for these operations in Home Services, effective October 1, 2000.

3. Derivative Activities

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

     Effective October 1, 2000, the Company has adopted Statement of Financial Accounting Standards No.133 "Accounting for Derivative Investments and Hedging Activities" (SFAS 133), under which the Company records the fair value of derivatives held as assets and liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in other comprehensive income, a component of common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The changes in net value of these derivatives are recorded in net income. In addition, the changes in net value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG utilizes derivatives to hedge its gas purchasing activities which are recoverable through its Levelized Gas Adjustment Clause (LGA). Accordingly, the offset to the change in fair value of these derivatives are specified as a regulatory asset or liability. The Company has not designated any derivatives as fair value hedges.

     The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.

4. Capitalized Interest

     The Company's capitalized interest totaled $267,000 and $287,000 for the three months ended March 31, 2001 and 2000, respectively, and $533,000 and $541,000 for the six months ended March 31, 2001 and 2000, respectively.

5.  Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In March 2001, the New Jersey Board of Public Utilities
(BPU), issued a written order which approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS) and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service.

     The Act allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing BGSS service by January 1, 2002. The Act also allows natural gas utilities to provide competitive services (e.g., appliance services).

     In December 2000, the BPU issued a written Order resolving a customer account service proceeding and approving the transfer of NJNG's existing appliance service business to Home Services, a newly formed unregulated subsidiary of the Company. The Order also continues NJNG's current third-party billing policies and delays until January 2003, absent a significant breakthrough in metering technology, any further decision on meter reading and other potentially competitive services.

b.  LGA and Other Adjustment Clauses

     In July 2000, NJNG amended a September 1999 LGA filing in response to a significant increase in the wholesale cost of gas. The amended filing requested an approximate 16 percent increase in rates for firm sales customers through an increase in the Gas Cost Recovery (GCR) and Remediation Adjustment (RA) factors, to be slightly offset by a decrease in the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI) factors. The filing proposed that the Demand Side Management (DSM) and Weather Normalization Clause (WNC) factors remain the same. The rates for transportation customers would remain relatively stable as a result of the changes requested in the filing. The filing also requested that the monthly and annual limits of a Flexible Pricing Mechanism (FPM), which allows NJNG to make additional pricing adjustments on a monthly basis to reflect market changes, be expanded. In November 2000, the BPU approved a 16 percent increase to the GCR and also authorized FPM increases of approximately 2 percent for each of December 2000 and January 2001. The BPU subsequently approved price increases of approximately 2 percent per month for February 2001 through July 2001. The FPM also allows NJNG to decrease rates if market conditions allow. The BPU decision also provided for the recovery of underrecovered gas costs, which will be accumulated as of October 31, 2001, over a three-year period including carrying costs on the principle balance.

     In March 2001, the BPU issued a decision approving the Comprehensive Resource Analysis (CRA) plan which provides for a program cost of approximately $4 million per year. The CRA, which will replace NJNG's current DSM program, includes funding for certain technologies that utilize renewable sources of energy to produce electricity (e.g., fuel cells and solar).

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

   Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999 and a BPU decision is expected by September 2001. On January 11, 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000, and currently the parties are reviewing the details of this filing.

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

6. Earnings Per Share

     The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 92,212 and 102,588 for the three months ended March 31, 2001 and 2000, respectively, and 99,963 and 118,098 for the six months ended March 31, 2001 and 2000, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income from continuing operations and net income, respectively.

     Consolidated income from continuing operations and net income for the six months ended March 31, 2001 includes a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

     Consolidated net income for the three and six months ended March 31, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final true-up of the Company's reserve established in 1995 in conjunction with exiting the natural gas and oil exploration and production business. This income represents the excess of proceeds received from the sale of the assets and the costs incurred, net of insurance recoveries which were received in January 2000, compared with the estimates made in 1995.

7. Construction Fund and Long-Term Debt

     On January 5, 2001, the Company closed on a $285 million revolving credit agreement with several banks. The Company facility consists of $135 million with a three-year term and the NJNG facility consists of $50 million with a 364-day term and $100 million with a three-year term. The Company also has a separate $20 million facility which will expire on December 31, 2001. The Company facilities are used to finance unregulated operations. The NJNG facility is used to support its commercial paper borrowings. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term revolving credit facility, at March 31, 2001, the Company included $50 million of commercial paper borrowings as Long-term debt on the Consolidated Balance Sheet.

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. In May 2001, NJNG anticipates drawing down $4 million from the construction fund and issue a like amount of Series GG Bonds. NJNG drew down $4.5 million and $3.9 million from the construction fund and issued a like amount of its Series GG Bonds in 2000 and 1999, respectively.

8. Segment Reporting

     The segment data has been reclassified to reflect the new business segments that are discussed in Note 2: Principles of Consolidation. The Natural gas distribution segment consists of the regulated energy and the off-system and capacity management operations. The Energy Services segment consists primarily of unregulated fuel capacity management and other wholesale marketing services. The Retail Holdings segment consists primarily of appliance service repair and contract services and unregulated retail marketing. The NJR Capital and Other segment consists of operations of the Company, as the parent company, CR&R, which develops commercial real estate, NJR Energy, which invests in energy-related ventures and NJR Investment Company, which makes energy-related equity investments. It also includes Service Corp., which provides shared administrative services for the Company and all of its subsidiaries.

                                      Three Months Ended                  Six Months Ended
                                          March 31,                          March 31,
                                    2001             2000              2001              2000
                                 --------------------------------------------------------------
                                                         (Thousands)
Operating Revenues
  Natural gas distribution       $ 420,805        $ 266,773        $   745,604        $ 464,213
  Energy Services ........         465,155           98,087            803,499          160,759
  Retail Holdings ........           5,258            7,660             10,682           14,851
  NJR Capital and Other ..             550              797              1,455            1,416
                                 ---------        ---------        -----------        ---------
Subtotal .................         891,768          373,317          1,561,240          641,239
  Intersegment revenues ..          (1,733)          (4,329)            (3,718)          (8,813)
                                 ---------        ---------        -----------        ---------
Total ....................       $ 890,035        $ 368,988        $ 1,557,522        $ 632,426
                                 =========        =========        ===========        =========

Operating Income
  Natural gas distribution       $  53,081        $  52,228        $    84,274        $  81,290
  Energy Services ........           1,435            2,135              5,506            3,030
  Retail Holdings ........            (240)            (177)              (527)            (245)
  NJR Capital and Other ..           1,538            1,299              2,826            2,235
                                 ---------        ---------        -----------        ---------
Total ....................       $  55,814        $  55,485        $    92,079        $  86,310
                                 =========        =========        ===========        =========


                                           As of                    As of                     As of
                                       March 31, 2001         September 30, 2000         March 31, 2000
                                       --------------         ------------------         --------------
                                                                  (Thousands)
Assets
  Natural gas distribution               $1,072,934               $  940,725               $  931,116
  Energy Services ........                  148,791                   63,775                    8,005
  Retail Holdings ........                    5,011                    1,982                    2,951
  NJR Capital and Other ..                   80,347                   75,829                   60,640
                                         ----------               ----------               ----------
Total ....................               $1,307,083               $1,082,311               $1,002,712
                                         ==========               ==========               ==========

9. Investments

     Equity investments, which were purchased as long-term investments, are classified as available for sale and are carried at their estimated fair value with any unrealized gains or losses included in Other comprehensive income, a component of Common stock equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. For investments in which significant influence does not exist, the cost method of accounting is applied. Included in Equity investments on the Consolidated Balance Sheet is the Company's less than 1 percent ownership interest in the Capstone Turbine Corporation, a developer of microturbines, which completed its initial public offering in June 2000. Other comprehensive income for the six months ended March 31, 2001, includes an after-tax unrealized loss of $8.6 million associated with the Capstone investment. Through March 31, 2001, accumulated other comprehensive income includes an after-tax unrealized gain of $4.6 million related to Capstone.

10. Comprehensive Income

                                                                Three Months Ended                 Six Months Ended
                                                                    March 31,                          March 31,
                                                             2001              2000              2001             2000
                                                           -------------------------------------------------------------
                                                                                          (Thousands)

Net income .......................................         $ 33,030          $ 32,669          $ 50,739          $48,840
                                                           --------          --------          --------          -------
Other comprehensive income:
Change in fair value of equity investments, net of
tax of $33, $(20), $(5,938) and $142 .............         $     50          $    (27)         $ (8,599)         $   169

Change in fair value of derivatives, net of tax of
$(1,369) and $6,671 ..............................           (2,182)               --             9,658               --

Cumulative effect of a change in accounting for
derivatives, net of tax of $14,177 ...............               --                --            20,530               --
                                                           --------          --------          --------          -------

Total Other comprehensive income .................         ($ 2,132)         ($    27)         $ 21,589          $   169
                                                           --------          --------          --------          -------

Comprehensive income .............................         $ 30,898          $ 32,642          $ 72,328          $49,009
                                                           ========          ========          ========          =======


11. Change in accounting

Effective October 1, 2000, the Company adopted SFAS 133. (See Note 3: Derivative Activities)

At October 1, 2000, the effect of adopting SFAS 133 was as follows:


(Thousands)
                                                             Increase/(Decrease)
Fair value of derivative assets                                        $ 56,963
Fair value of derivative liabilities                                   $ 17,657
Regulatory liability                                                   $  6,834
Cumulative effect on net income from a change in
accounting, net of tax of $930                                         $ (1,347)

Cumulative effect of a change in accounting for
derivatives in other comprehensive income, net of tax
of $14,177                                                             $ 20,530

     The cumulative effect on net income from a change in accounting resulted from derivatives that do not qualify for hedge accounting.

     The amounts included in Other comprehensive income related to natural gas instruments will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to Other comprehensive income on the October 1, 2000 transition date, $9.8 million is expected to be recorded as a reduction in gas costs in 2001. For the three and six months ended March 31, 2001, $100,000 and $1 million pre-tax were charged to gas costs, respectively. Those amounts related to interest rate instruments will reduce or be charged to interest expense as the future transaction occurs. There are no amounts in Other comprehensive income related to interest rate instruments.

     The cash flow hedges described above cover various periods of time ranging from May 2001 to October 2010.

12. Other

     At March 31, 2001, there were 17,737,134 shares of common stock outstanding and the book value per share was $21.99.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2001

A.   RESULTS OF OPERATIONS

     Consolidated income from continuing operations for the quarter ended March 31, 2001 increased 3.8 percent to $33 million, compared with $31.8 million for the same period last year. Basic EPS from continuing operations increased 3.3 percent to $1.86, compared with $1.80 last year. Diluted EPS from continuing operations increased 3.4 percent to $1.85, compared with $1.79 last year.

     Consolidated income from continuing operations for the six months ended March 31, 2001 increased 5.6 percent to $50.7 million, compared with $48 million for the same period last year. Basic EPS from continuing operations increased
5.9 percent to $2.87, compared with $2.71 last year. Diluted EPS from continuing operations increased 5.9 percent to $2.85, compared with $2.69 last year.

     The increase in consolidated earnings from continuing operations in both the three and six months ended March 31, 2001 was attributed primarily to continued profitable customer growth and higher average customer usage at the Company's principal subsidiary, NJNG, and improved wholesale natural gas marketing results.

     Consolidated income from continuing operations and net income for the six months ended March 31, 2001 includes a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

     Consolidated net income for the three and six months ended March 31, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final true-up of the Company's reserve established in 1995 in conjunction with exiting the natural gas and oil exploration and production business. This income represents the excess of proceeds received from the sale of the assets and the costs incurred, net of insurance recoveries which were received in January 2000, compared with the estimates made in 1995.

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                  Three Months Ended               Six Months Ended
                                                     March 31,                       March 31,
                                              2001             2000             2001            2000
                                             -------         -------         --------         --------
                                                                   (Thousands)
Gross margin
  Residential and commercial                 $69,700         $66,589         $119,057         $110,889
  Firm transportation                         10,803          12,337           20,353           21,586
                                             -------         -------         --------         --------
Total firm margin                             80,503          78,926          139,410          132,475
  Off-system and capacity management           2,158           1,278            3,483            2,842
  Interruptible                                  168             198              360              418
                                             -------         -------         --------         --------
Total gross margin                           $82,829         $80,402         $143,253         $135,735
                                             =======         =======         ========         ========
Operating income                             $53,081         $52,228         $ 84,274         $ 81,290
                                             =======         =======         ========         ========
Net income                                   $31,596         $30,272         $ 48,047         $ 45,613
                                             =======         =======         ========         ========

Gross Margin

     Gross margin is defined as gas revenues less gas costs, sales tax and a Transitional Energy Facilities Assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations, since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The LGA allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes off-system sales, sales to other utilities and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to other utilities, off-system sales and federal accounts.

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

     Total firm margin increased by 2 percent and 5 percent for the three and six months ended March 31, 2001, respectively, compared with the same periods last year, reflecting customer growth and higher average customer usage.

     The weather for the six months ended March 31, 2001 was 7 percent colder than normal, which, in accordance with the WNC, resulted in $3.2 million of gross margin being deferred for future refunds to customers. At March 31, 2001, NJNG also had $6.8 million in accrued WNC margins to be collected from its customers in fiscal 2001 and 2002, due primarily to warmer weather in prior fiscal years.

     Gross margin from sales to firm customers increased $3.1 million, or 4.7 percent, and $8.2 million, or 7.4 percent, for the three and six months ended March 31, 2001, respectively, compared with the same periods last year. Sales to firm customers were 23.3 billion cubic feet (Bcf) and 40.1 Bcf for the three and six months ended March 31, 2001, compared with 20.5 Bcf and 33.1 Bcf for the same periods last year. The increases in gross margin and sales were due primarily to the impact of 13,330 customer additions during the twelve months ended March 31, 2001, the colder weather and firm transportation customers switching back to firm sales.

     Gross margin from firm transportation decreased $1.5 million, or 12.4 percent, and $1.2 million, or 5.7 percent, for the three and six months ended March 31, 2001, respectively, compared with the same periods last year. NJNG transported 4.3 Bcf and 7.9 Bcf for the three and six months ended March 31, 2001, respectively, compared with 4.7 Bcf and 7.9 Bcf, in the same periods last year. The decrease in margin was due primarily to customers switching back to sales service, which more than offset the colder weather.

     NJNG had 22,063 and 30,120 residential customers and 3,233 and 4,176 commercial customers using transportation service at March 31, 2001 and 2000, respectively. The decrease in the number of transportation customers was due primarily to higher wholesale commodity prices, which resulted in customers returning to sales service from transportation service.

Off-System and Capacity Management

     In order to reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998 through December 31, 2002, NJNG retains 15 percent of the gross margin from these sales, with the balance credited to firm sales customers through the LGA.

     A new incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services will be shared between customers and shareowners. Under this program, NJNG retains 40 percent of the savings for the first 12 months following any transaction and retains 15 percent for the remaining period through December 31, 2002, with the balance credited to firm sales customers through the LGA.

     NJNG's off-system and capacity management programs totaled 25.4 Bcf and generated $2.2 million of gross margin, and 54.6 Bcf and $3.5 million of gross margin, for the three and six months ended March 31, 2001, respectively, compared with 32.4 Bcf and $1.3 million of gross margin, and 68.4 Bcf and $2.8 million of gross margin for the respective periods last year. The increase was due primarily to the Financial Risk Management (FRM) Program which is designed to provide price stability to NJNG's system supply portfolio. The FRM program also includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively.

Interruptible

     NJNG services 53 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 3.9 percent and 3.5 percent of total therm throughput in the six months ended March 31, 2001 and 2000, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from the interruptible sales and 5 percent of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA.

Operating Income

     Operating income increased $853,000, or 1.6 percent, and $3 million, or 3.7 percent, for the three and six months ended March 31, 2001, respectively, compared with the same periods last year, due primarily to the increase in gross margin described above, which more than offset increased operation and maintenance (O&M) expenses. O&M expenses increased by $1.3 million and $3.9 million for the three and six months ended March 31, 2001, respectively, compared with the same periods last year. The increases were due partially to a $298,000 and $871,000 increase in the provision for bad debts for the three and six months ended March 31, 2001, respectively, which is attributable to increased revenues. The three and six month increase in O&M also includes $700,000 and $1.1 million, respectively, of costs associated with an early retirement program which is expected to generate annual savings of approximately $600,000.

Net Income

     Net income increased $1.3 million, or 4.4 percent, and $2.4 million, or 5.3 percent, for the three and six months ended March 31, 2001, respectively, compared with the same periods last year, due primarily to the higher operating income discussed above and the recovery of carrying costs on deferred regulatory assets which is included in Other income.

ENERGY SERVICES OPERATIONS

     Energy Services' provides unregulated fuel and capacity management and wholesale marketing services.

                             Three Months Ended                Six Months Ended
                                  March 31,                       March 31,
                           2001             2000            2001             2000
                         ----------------------------------------------------------
                                               (Thousands)
Revenues                 $465,155         $98,087         $803,499         $160,759
                         ========         =======         ========         ========
Operating income         $  1,435         $ 2,135         $  5,506         $  3,030
                         ========         =======         ========         ========
Net income               $  1,168         $ 1,429         $  3,105         $  2,081
                         ========         =======         ========         ========

     Energy Services revenues increased significantly for the three and six months ended March 31, 2001, and income increased for the six months ended March 31, 2001, compared to the same periods last year, reflecting primarily increased storage management activity, a two to three-fold increase in wholesale natural gas prices and a two-fold increase in volumes sold and managed, which generated higher margins.

     Energy Services gas sales and managed gas totaled 59.0 Bcf and 114.7 Bcf for the three and six months ended March 31, 2001, respectively, compared with
29.9 Bcf and 55.4 Bcf in the comparable periods last year. The increase was due to additional volumes from pipeline storage arrangements and additional wholesale customer requirements.

RETAIL HOLDINGS OPERATIONS

     Retail Holdings consist of Home Services, which provides appliance service repair and contract services, Natural Energy, which participates in unregulated retail marketing of natural gas, and Power Services, which is involved in the distribution of alternative sources of energy. Retail Holdings consolidated financial results are summarized as follows:

                              Three Months Ended                  Six Months Ended
                                  March 31,                           March 31,
                            2001             2000             2001              2000
                          ------------------------------------------------------------
                                                 (Thousands)
Revenues                  $ 5,258          $ 7,660          $ 10,682          $ 14,851
                          =======          =======          ========          ========
Operating loss            $  (240)         $  (177)         $   (527)         $   (245)
                          =======          =======          ========          ========
Net (loss) income         $   (98)         $   (56)         $   (231)         $     97
                          =======          =======          ========          ========

     Retail Holdings' revenues have decreased due primarily to the sale of Natural Energys' commercial accounts in November 1999 and a reduction in the number of retail and interruptible customers, which was partially offset by increased revenue at Home Services. Operating loss and net loss have increased due primarily to lower margins experienced by Natural Energys' retail sales.

     Home Services provides home-appliance repair and contract warranty services to approximately 130,000 customers. Natural Energy currently serves approximately 7,000 residential customers.

     Retail Holdings' retail gas sales totaled .5 Bcf and 1.1 Bcf for the three and six months ended March 31, 2001, respectively, compared with 1.2 Bcf and 2.4 Bcf, in the same periods last year, reflecting the reduction in customers mentioned above.


NJR CAPITAL AND  OTHER OPERATIONS

     NJR Capital and Other operations include Capital, formerly NJR Development Corporation, which consists of CR&R, which develops commercial real estate, NJR Energy, an investor in energy-related ventures, which consist primarily of its equity investments in the Capstone Turbine Corporation (Capstone) and the Iroquois Gas Transmission System, L.P. (Iroquois), NJR Investment Company, which makes certain energy-related equity investments, and Service Corp., which provides shared administrative services for the Company and all of its subsidiaries.

                                             Three Months Ended             Six Months Ended
                                                 March 31,                      March 31,
                                           2001           2000           2001             2000
                                          -----------------------------------------------------
                                                              (Thousands)
Revenues                                  $  550         $  797         $ 1,455          $1,416
                                          ======         ======         =======          ======
Other income                              $  541         $  255         $   787          $  480
                                          ======         ======         =======          ======
Income before Accounting change           $  364         $  196         $   202          $  221
                                          ======         ======         =======          ======

Income from continuing operations         $  364         $  196         $  (182)         $  221
                                          ======         ======         =======          ======
Net income (loss)                         $  364         $1,024         $  (182)         $1,049
                                          ======         ======         =======          ======

     NJR Capital and Other results for the three and six months ended March 31, 2001 included higher interest and dividend income associated with its investments. NJR Energy's income from continuing operations for the six months ended March 31, 2001 decreased due to a $384,000 charge resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

     NJR Energy's results include interest expense related to debt remaining after the discontinuance of the oil and natural gas exploration and production business in 1995. The Company plans to reduce such debt from cash flow generated by its equity investments. NJR Energy's net income for the three and six months ended March 31, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final true-up of the Company's reserve established in 1995 in conjunction with exiting this business.

     In 1996, CR&R entered into a sale-leaseback transaction which generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over 25 years, the term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B.   LIQUIDITY AND CAPITAL RESOURCES'

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks totaling $155 million. At March 31, 2001, there were no outstanding balances under these agreements as the Company's unregulated wholesale energy services company, NJRES, experienced positive cash flow from operations. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs, MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $150 million.

     Remaining fiscal 2001 construction expenditures are estimated at $27.1 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG has incurred $5.5 million in remediating its former manufactured gas plants during the six months ended March 31, 2001. NJNG estimates additional remediation expenditures of approximately $14 million, exclusive of any insurance recoveries, for the remaining six months of fiscal 2001.

     NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and the draw down of $4 million from its EDA construction fund. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of at least 50 percent, which is consistent with maintaining its current short-term and long-term credit ratings.

ENERGY SERVICES

     Energy Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 2001.
RETAIL HOLDINGS

     Retail Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 2001.

NJR CAPITAL AND OTHER

     CR&R's remaining capital expenditures in connection with the construction of a 35,000 square-foot build-to-suit office building are projected to be $200,000 in 2001. CR&R has contracted to sell the building and adjacent undeveloped acreage upon receipt of a certificate of occupancy which is expected in the third fiscal quarter. CR&R expects that the proceeds of the sale will at least recover the construction costs and land investment. On May 4, 2001, Pipeline invested $1.2 million to increase its ownership interest in Iroquois from 2.8 percent to 3.28 percent.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, utilizes futures and options through its financial risk management program. Second, Energy Services has hedged its commitments to purchase natural gas for sale to retail marketers, purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into swap agreements to hedge a long-term, fixed-price contract to sell approximately 22.0 Bcf of natural gas to a gas marketing company at prices ranging from $2.87 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.


    Summary of commodity derivatives as of March 31, 2001:


                                                                                         Amounts included in
                                                  Volume            Price per                Derivatives
                                                  in Bcf              Mmbtu                  in Thousands
                                                  ------              -----                  ------------
NJNG
                        Futures                     9.4             $3.33-$5.82                    $7,450
                        Swaps                     (40.9)                                         $(7,118)
                        Options                     1.1            $2.258-$10.00                 $(6,027)

Energy Services
                        Futures                    12.2            $2.50-$5.97                   $26,437
                        Swaps                       9.8                                          $13,740

NJR Energy
                       Swaps                       22.0            $2.87-$4.41                    $10,100

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

    With respect to the futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market and, therefore, their notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements.

Summary of effects of theoretical 10% change in market value:

                                                           March 31,
                                                 2001                    2000
                                                ------------------------------
                                                         (Thousands)
    Futures                                     $4,973                  $2,603
    Swaps                                       $4,950                  $2,259
    Options                                     $4,555                    $405

However, any such additional changes in value under the futures contracts and the swap agreements would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $147 million, of which $56 million has been hedged by the purchase of a 6.5% interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5% interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $91 million of variable rate debt, NJNG's interest expense, net of tax, would change by $537,000.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, expected disposition of legal and regulatory proceedings, effect of new accounting standards, expected capital expenditures and expected sale of the office building are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2001 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions, economic conditions in NJNG's service territory, fluctuations in energy-related commodity prices, conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canada's reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 10-1 Syndicated credit agreement dated January 5, 2001, among NJR, PNC Bank and other parties named therein.

                 10-2 Syndicated credit agreement dated January 5, 2001, among NJNG, PNC Bank and other parties named therein.

                 10-3 First amendment to the NJNG syndicated credit agreement, dated March 1, 2001, among NJNG, PNC Bank and other parties named therein.

           (b)   Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NEW JERSEY RESOURCES CORPORATION



Date:  May 11, 2001                     /s/Glenn C. Lockwood
                                        ---------------------------
                                           Glenn C. Lockwood
                                           Senior Vice President
                                           and Chief Financial Officer