Form 10-Q
period 2001-06-30
NEW JERSEY RESOURCES CORP
filed 2001-08-09
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001       Commission file number 1-8359



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

                                   YES: X NO:

The number of shares outstanding of $2.50 par value Common Stock as of August 7, 2001 was 17,792,340.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                  ----------------------------      -----------------------------
                                                                     2001             2000             2001               2000
                                                                  -----------      -----------      -----------       -----------
                                                                                (Thousands, except per share data)
OPERATING REVENUES .........................................      $   260,644      $   247,961      $ 1,818,166       $   880,387
                                                                  -----------      -----------      -----------       -----------
OPERATING EXPENSES

  Gas purchases ............................................          215,741          205,287        1,585,517           667,447
  Operation and maintenance ................................           20,961           19,862           68,192            63,188
  Depreciation and amortization ............................            8,210            7,888           24,587            23,677
  Energy and other taxes ...................................            6,947            5,982           39,006            30,823
                                                                  -----------      -----------      -----------       -----------
 Total operating expenses ..................................          251,859          239,019        1,717,302           785,135
                                                                  -----------      -----------      -----------       -----------
OPERATING INCOME ...........................................            8,785            8,942          100,864            95,252
Other income ...............................................            2,280              305            4,975             1,178

Interest charges, net ......................................            4,120            4,305           15,156            14,324
                                                                  -----------      -----------      -----------       -----------

INCOME BEFORE INCOME TAXES .................................            6,945            4,942           90,683            82,106

Income tax provision .......................................            2,633            1,826           34,285            30,978
                                                                  -----------      -----------      -----------       -----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
                                                                        4,312            3,116           56,398            51,128
Cumulative effect of a change in accounting for derivatives,
       net of tax of $930 ..................................               --               --           (1,347)               --
                                                                  -----------      -----------      -----------       -----------
INCOME FROM CONTINUING OPERATIONS ..........................            4,312            3,116           55,051            51,128
Income from discontinued operations, net of tax of ($572) ..               --               --               --               828
                                                                  -----------      -----------      -----------       -----------
NET INCOME .................................................      $     4,312      $     3,116      $    55,051       $    51,956
                                                                  ===========      ===========      ===========       ===========
EARNINGS PER COMMON SHARE-BASIC

     INCOME BEFORE ACCOUNTING CHANGE .......................      $       .24      $       .18      $      3.18       $      2.89
                                                                  ===========      ===========      ===========       ===========
     INCOME FROM CONTINUING OPERATIONS .....................      $       .24      $       .18      $      3.11       $      2.89
                                                                  ===========      ===========      ===========       ===========
     NET INCOME ............................................      $       .24      $       .18      $      3.11       $      2.93
                                                                  ===========      ===========      ===========       ===========
EARNINGS PER COMMON SHARE-DILUTED

     INCOME BEFORE ACCOUNTING CHANGE .......................      $       .24      $       .18      $      3.16       $      2.87
                                                                  ===========      ===========      ===========       ===========
     INCOME FROM CONTINUING OPERATIONS .....................      $       .24      $       .18      $      3.09       $      2.87
                                                                  ===========      ===========      ===========       ===========
     NET INCOME ............................................      $       .24      $       .18      $      3.09       $      2.91
                                                                  ===========      ===========      ===========       ===========

DIVIDENDS PER COMMON SHARE .................................      $       .44      $       .43      $      1.32       $      1.29
                                                                  ===========      ===========      ===========       ===========
AVERAGE SHARES OUTSTANDING

     BASIC .................................................           17,781           17,656           17,708            17,707
                                                                  ===========      ===========      ===========       ===========
     DILUTED ...............................................           17,963           17,788           17,833            17,829
                                                                  ===========      ===========      ===========       ===========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          NINE MONTHS ENDED
                                                              JUNE 30,
                                                       ------------------------
(Thousands)                                              2001           2000
                                                       ---------      ---------
CASH FLOWS (USED IN)/FROM OPERATING ACTIVITIES

 Net income ......................................     $  55,051      $  51,956
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................        24,587         23,677
  Amortization of deferred charges ...............         3,901          4,715
  Deferred income taxes ..........................        15,211          6,912
  Manufactured gas plant remediation costs .......        (8,739)       (18,184)
  Change in working capital ......................       (96,516)        43,030
  Other, net .....................................        (2,619)         3,066
                                                       ---------      ---------
Net cash flows (used in)/from operating activities        (9,124)       115,172
                                                       ---------      ---------
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES

 Proceeds from common stock ......................         8,642          6,062
 Payments of long-term debt ......................       (16,343)        (3,582)
 Purchases of treasury stock .....................        (2,473)       (10,466)
 Payments of common stock dividends ..............       (23,161)       (22,679)
 Payments of preferred stock .....................          (102)          (120)
 Net change in short-term debt ...................        81,000        (44,100)
                                                       ---------      ---------
Net cash flows from/(used in) financing activities        47,563        (74,885)
                                                       ---------      ---------
CASH FLOWS USED IN INVESTING ACTIVITIES

 Expenditures for

  Utility plant ..................................       (31,114)       (35,845)
  Real estate properties and other ...............        (4,302)          (786)
  Equity investments .............................        (2,634)          (250)
  Cost of removal ................................        (3,981)        (3,796)
 Proceeds from asset sales .......................         4,511            831
                                                       ---------      ---------
Net cash flows used in investing activities ......       (37,520)       (39,846)
                                                       ---------      ---------
Net change in cash and temporary investments .....           919            441
Cash and temporary investments at September 30 ...         1,904          2,123
                                                       ---------      ---------
Cash and temporary investments at June 30 ........     $   2,823      $   2,564
                                                       =========      =========
CHANGES IN COMPONENTS OF WORKING CAPITAL

 Receivables .....................................     $  (1,917)     $ (44,885)
 Construction fund ...............................         4,000          4,500
 Inventories .....................................        18,211         13,294
 Deferred gas costs ..............................       (28,781)        16,774
 Purchased gas ...................................       (52,502)        49,865
 Prepaid and accrued taxes, net ..................         4,177          4,282
 Customers' credit balances and deposits .........        (7,798)        (6,322)
 Accounts payable & other ........................       (22,569)         3,527
 Other, net ......................................        (9,337)         1,995
                                                       ---------      ---------
Total ............................................     $ (96,516)     $  43,030
                                                       =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for

 Interest (net of amounts capitalized) ...........     $  15,306      $  15,308
 Income taxes ....................................     $   4,604      $  15,965

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                      JUNE 30,               SEPTEMBER 30,             JUNE 30,
                                                        2001                    2000                    2000
                                                     (unaudited)                                     (unaudited)
                                                      -----------             -----------             -----------
                                                                             (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant, at cost ..................            $ 1,004,642             $   981,601             $   976,084
 Real estate properties and other, at cost                 31,892                  28,016                  26,725
                                                      -----------             -----------             -----------
                                                        1,036,534               1,009,617               1,002,809
 Accumulated depreciation and amortization               (294,151)               (279,033)               (280,077)
                                                      -----------             -----------             -----------
  Property, plant and equipment, net .....                742,383                 730,584                 722,732
                                                      -----------             -----------             -----------

CURRENT ASSETS

 Cash and temporary investments ..........                  2,823                   1,904                   2,564
 Construction fund .......................                  3,600                   7,600                   7,600
 Customer accounts receivable ............                110,984                 106,807                 130,255
 Allowance for doubtful accounts .........                 (4,813)                 (2,555)                 (3,101)
 Gas in storage, at average cost .........                 46,165                  63,799                  22,335
 Materials and supplies, at average cost .                  2,972                   3,549                   3,806
 Prepaid state taxes .....................                 20,120                  12,836                   8,904
 Underrecovered gas costs ................                 41,485                  12,436                      --
 Derivatives .............................                 30,614                      --                      --
 Other ...................................                 23,504                   5,599                   7,278
                                                      -----------             -----------             -----------
     Total current assets ................                277,454                 211,975                 179,641
                                                      -----------             -----------             -----------

DEFERRED CHARGES AND OTHER

 Equity investments ......................                 20,588                  35,271                  26,972
 Regulatory assets .......................                119,455                  87,291                  79,483
 Derivatives .............................                 10,270                      --                      --
 Other ...................................                  9,545                  17,190                  18,497
                                                      -----------             -----------             -----------
  Total deferred charges and other .......                159,858                 139,752                 124,952
                                                      -----------             -----------             -----------

     Total assets ........................            $ 1,179,695             $ 1,082,311             $ 1,027,325
                                                      ===========             ===========             ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                            JUNE 30,              SEPTEMBER 30,             JUNE 30,
                                                              2001                    2000                    2000
                                                           (unaudited)                                    (unaudited)
                                                           ----------              ----------              ----------
                                                                                   (Thousands)
CAPITALIZATION
  Common stock equity .......................              $  371,622              $  328,128              $  335,836
  Redeemable preferred stock ................                     298                     400                     400
  Long-term debt ............................                 325,185                 291,528                 283,980
                                                           ----------              ----------              ----------
   Total capitalization .....................                 697,105                 620,056                 620,216
                                                           ----------              ----------              ----------

CURRENT LIABILITIES
  Current maturities of long-term debt ......                     495                     495                  20,479
  Short-term debt ...........................                  74,300                  43,300                  17,600
  Purchased gas .............................                 100,957                 153,459                 128,513
  Accounts payable and other ................                  31,647                  54,216                  41,086
  Dividends payable .........................                   7,828                   7,595                   7,590
  Accrued taxes .............................                  20,326                   5,964                  14,514
  Overrecovered gas costs ...................                      --                      --                   3,677
  Derivatives ...............................                  31,619                      --                      --
  Customers' credit balances and deposits ...                   8,488                  16,286                   9,148
                                                           ----------              ----------              ----------
   Total current liabilities ................                 275,660                 281,315                 242,607
                                                           ----------              ----------              ----------

DEFERRED CREDITS
  Deferred income taxes .....................                 108,042                  90,980                  74,447
  Deferred investment tax credits ...........                   9,584                   9,845                   9,932
  Deferred revenue ..........................                  19,538                  21,009                  21,511
  Derivatives ...............................                   7,411                      --                      --
  Manufactured gas plant remediation ........                  45,219                  45,219                  45,219
  Other .....................................                  17,136                  13,887                  13,393
                                                           ----------              ----------              ----------
   Total deferred credits ...................                 206,930                 180,940                 164,502
                                                           ----------              ----------              ----------

         Total capitalization and liabilities              $1,179,695              $1,082,311              $1,027,325
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

4. Capitalized and Deferred Interest

     The Company's capitalized interest totaled $195,000 and $272,000 for the three months ended June 30, 2001 and 2000, respectively, and $728,000 and $813,000 for the nine months ended June 30, 2001 and 2000, respectively.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG recovers carrying costs on uncollected balances related to its manufactured gas plant remediation expenses (see Note 5c. Manufactured Gas Plant Remediation) and underrecovered gas costs (see Note 5b. LGA and Other Adjustment Clauses). Accordingly, Other income included $1.7 million and $3.3 million of deferred interest related to remediation and underrecovered gas costs for the three and nine months ended June 30, 2001, respectively.

5.  Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In March 2001, the (BPU), issued a written order which approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS) and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service.

     The Act allows continuation of each utility's role as a gas supplier at least until December 31, 2002. The BPU must determine the ongoing role of each utility in providing BGSS service by January 1, 2002. In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. The Act also allows natural gas utilities to provide competitive services (e.g., appliance services).

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

b.  LGA and Other Adjustment Clauses

     In July 2000, NJNG amended a September 1999 LGA filing in response to a significant increase in the wholesale cost of gas. The amended filing requested an approximate 16 percent increase in rates for firm sales customers through an increase in the Gas Cost Recovery (GCR) and Remediation Adjustment (RA) factors, to be slightly offset by a decrease in the Prior Gas Cost Adjustment (PGCA) and Transportation Education and Implementation (TEI) factors. The filing proposed that the Demand Side Management (DSM) and Weather Normalization Clause (WNC) factors remain the same. The rates for transportation customers would remain relatively stable as a result of the changes requested in the filing. The filing also requested that the monthly and annual limits of a Flexible Pricing Mechanism (FPM), which allows NJNG to make additional pricing adjustments on a monthly basis to reflect market changes, be expanded. In November 2000, the BPU approved a 16 percent increase to the GCR and also authorized FPM increases of approximately 2 percent for each of December 2000 and January 2001. The BPU subsequently approved price increases of approximately 2 percent per month for February 2001 through July 2001 which NJNG has implemented. The FPM also allows NJNG to decrease rates if market conditions allow. The BPU decision also provided for the recovery of underrecovered gas costs, which will be accumulated as of October 31, 2001, over a three-year period including carrying costs on the principal balance.

c. Manufactured Gas Plant Remediation

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

   Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999 and a BPU decision is anticipated by December 31, 2001. In January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000, and currently the parties are reviewing the details of this filing.

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

6. Earnings Per Share

     The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 172,429 and 132,078 for the three months ended June 30, 2001 and 2000, respectively, and 115,542 and 121,931 for the nine months ended June 30, 2001 and 2000, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income from continuing operations and net income, respectively.

     Consolidated income from continuing operations and net income for the nine months ended June 30, 2001 includes a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

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

7. Construction Fund and Long-Term Debt

     In January 2001, the Company closed on a $285 million revolving credit agreement with several banks. The Company facility consists of $135 million with a three-year term and the NJNG facility consists of $50 million with a 364-day term and $100 million with a three-year term. The Company also has a separate $20 million facility which will expire on December 31, 2001. The Company facilities are used to finance unregulated operations. The NJNG facility is used to support its commercial paper borrowings. Consistent with management's intent to maintain its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, at June 30, 2001, the Company included $50 million of commercial paper borrowings as Long-term debt on the Consolidated Balance Sheet.

     In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. In May 2001, NJNG drew down $4 million from the construction fund and issued a like amount of Series GG Bonds. NJNG drew down $4.5 million and $3.9 million from the construction fund and issued a like amount of its Series GG Bonds in 2000 and 1999, respectively.

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

                                                 Three Months Ended                                  Nine Months Ended
                                                       June 30,                                           June 30,
                                        -------------------------------------               -------------------------------------
                                           2001                      2000                      2001                      2000
                                        -----------               -----------               -----------               -----------
                                                                               (Thousands)
Operating Revenues
  Natural Gas Distribution              $   140,216               $   145,882               $   885,820               $   610,095
  Energy Services                           116,560                    99,067                   920,059                   259,826
  Retail Holdings                             3,415                     4,508                    14,097                    19,359
  NJR Capital and Other                         726                       643                     2,181                     2,059
                                        -----------               -----------               -----------               -----------
Subtotal                                    260,917                   250,100                 1,822,157                   891,339
  Intersegment revenues                        (273)                   (2,139)                   (3,991)                  (10,952)
                                        -----------               -----------               -----------               -----------
Total                                   $   260,644               $   247,961               $ 1,818,166               $   880,387
                                        ===========               ===========               ===========               ===========

Operating Income

  Natural Gas Distribution              $     7,522               $     7,877               $    91,796               $    89,167
  Energy Services                                58                        75                     5,564                     3,105
  Retail Holdings                              (306)                     (410)                     (833)                     (655)
  NJR Capital and Other                       1,511                     1,400                     4,337                     3,635
                                        -----------               -----------               -----------               -----------
Total                                   $     8,785               $     8,942               $   100,864               $    95,252
                                        ===========               ===========               ===========               ===========

                                                As of                         As of                         As of
                                            June 30, 2001               September 30, 2000              June 30, 2000
                                              ----------                    ----------                    ----------
                                                                            (Thousands)
Assets
  Natural Gas Distribution                    $1,060,937                    $  940,725                    $  922,836
  Energy Services                                 56,610                        63,775                        47,183
  Retail Holdings                                  4,828                         1,982                         2,171
  NJR Capital and Other                           57,320                        75,829                        55,135
                                              ----------                    ----------                    ----------
Total                                         $1,179,695                    $1,082,311                    $1,027,325
                                              ==========                    ==========                    ==========

9. Investments

     Equity investments, which were purchased as long-term investments, are classified as available for sale and are carried at their estimated fair value with any unrealized gains or losses included in Other comprehensive income, a component of Common stock equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. For investments in which significant influence does not exist, the cost method of accounting is applied. Included in Equity investments on the Consolidated Balance Sheet is the Company's less than 1 percent ownership interest in the Capstone Turbine Corporation, a developer of microturbines, which completed its initial public offering in June 2000. Other comprehensive income for the nine months ended June 30, 2001, includes an after-tax unrealized loss of $10.1 million associated with the Capstone investment. Through June 30, 2001, accumulated other comprehensive income includes an after-tax unrealized gain of $3.3 million related to Capstone.

     On July 24, 2001, the Company entered into a five-year zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone. The collar consists of purchasing a put option at

$9.97 per share and selling a call option at $24.16 per share, for 100,000 shares. The Company has entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, will account for the transaction as a cash flow hedge with subsequent changes in the market value of the collar recorded as Other comprehensive income.

10.      Comprehensive Income

                                                                 Three Months Ended                    Nine Months Ended
                                                                      June 30,                               June 30,
                                                            ---------------------------           ---------------------------
                                                              2001               2000               2001               2000
                                                            --------           --------           --------           --------
                                                                                       (Thousands)
Net income                                                  $  4,312           $  3,116           $ 55,051           $ 51,956
                                                            --------           --------           --------           --------
Other comprehensive income:
Change in fair value of equity investments, net of
tax of $(811), $5,497, $(6,749) and $5,639                    (1,175)             7,960             (9,774)             8,129

Change in fair value of derivatives, net of tax of           (15,318)                --             (5,660)                --
$(10,578) and $(3,907)

Cumulative effect of a change in accounting for
derivatives, net of tax of $14,177                                --                 --             20,530                 --
                                                            --------           --------           --------           --------
Total Other comprehensive income                            $(16,493)          $  7,960           $  5,096           $  8,129
                                                            --------           --------           --------           --------

Comprehensive income                                        $(12,181)          $ 11,076           $ 60,147           $ 60,085
                                                            ========           ========           ========           ========

11.      Change in accounting

Effective October 1, 2000, the Company adopted SFAS 133. (See Note 3: Derivative Activities)

At October 1, 2000, the effect of adopting SFAS 133 was as follows:

(Thousands)

                                                                       Increase/
                                                                      (Decrease)
                                                                      ----------
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

     The amounts included in Other comprehensive income related to natural gas instruments will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to Other comprehensive income on the October 1, 2000 transition date, $9.8 million is expected to be recorded as a reduction in gas costs in 2001. For the three and nine months ended June 30, 2001, $7.8 million and $7.5 million pre-tax were charged to gas costs, respectively. Those amounts related to interest rate instruments will reduce or be charged to interest expense as the future transaction occurs. There are no amounts in Other comprehensive income related to interest rate instruments.

     The cash flow hedges described above cover various periods of time ranging from July 2001 to October 2010.

12. Other

     At June 30, 2001, there were 17,779,464 shares of common stock outstanding and the book value per share was $20.90.

     Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2001

A.   RESULTS OF OPERATIONS

     Consolidated income from continuing operations for the quarter ended June 30, 2001 increased 39 percent to $4.3 million, compared with $3.1 million for the same period last year. Basic and diluted EPS from continuing operations increased 33 percent to $.24, compared with $.18 last year.

     Consolidated income from continuing operations for the nine months ended June 30, 2001 increased 7.8 percent to $55.1 million, compared with $51.1 million for the same period last year. Basic EPS from continuing operations increased 7.6 percent to $3.11, compared with $2.89 last year. Diluted EPS from continuing operations increased 7.7 percent to $3.09, compared with $2.87 last year.

     The increase in consolidated earnings from continuing operations in both the three and nine months ended June 30, 2001 were attributed primarily to continued profitable customer growth and lower net interest costs at the Company's principal subsidiary, NJNG, and improved wholesale natural gas marketing results.

     Consolidated income from continuing operations and net income for the nine months ended June 30, 2001 includes a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

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

NJNG OPERATIONS

     NJNG's financial results are summarized as follows:

                                                        Three Months Ended                         Nine Months Ended
                                                             June 30,                                    June 30,
                                                  ------------------------------              ------------------------------
                                                    2001                  2000                  2001                  2000
                                                  --------              --------              --------              --------
                                                                                 (Thousands)
Gross margin
  Residential and commercial                      $ 29,401              $ 26,671              $148,458              $137,559
  Firm transportation                                3,992                 6,182                24,345                27,768
                                                  --------              --------              --------              --------
Total firm margin                                   33,393                32,853               172,803               165,327
  Off-system and capacity management                 1,100                 1,294                 4,583                 4,136
  Interruptible                                        226                   219                   586                   637
                                                  --------              --------              --------              --------
Total gross margin                                $ 34,719              $ 34,366              $177,972              $170,100
                                                  ========              ========              ========              ========
Operating income                                  $  7,522              $  7,877              $ 91,796              $ 89,167
                                                  ========              ========              ========              ========
Net income                                        $  3,349              $  2,736              $ 51,396              $ 48,349
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

     Total firm margin increased by 1.6 percent and 4.5 percent for the three and nine months ended June 30, 2001, respectively, compared with the same periods last year, reflecting customer growth and higher average customer usage.

     The weather for the nine months ended June 30, 2001 was 5 percent colder than normal, which, in accordance with the WNC, resulted in $1.7 million of gross margin being deferred for future refunds to customers. At June 30, 2001, NJNG also had $7.1 million in accrued WNC margins to be collected from its customers in fiscal 2001 and 2002, due to warmer weather in prior fiscal years.

     Gross margin from sales to firm customers increased $2.7 million, or 10.1 percent, and $10.9 million, or 7.9 percent, for the three and nine months ended June 30, 2001, respectively, compared with the same periods last year. Sales to firm customers were 7.3 billion cubic feet (Bcf) and 47.4 Bcf for the three and nine months ended June 30, 2001, compared with 6.8 Bcf and 39.9 Bcf for the same periods last year. The increases in gross margin and sales were due primarily to the impact of 12,941 customer additions during the twelve months ended June 30, 2001, colder weather and firm transportation customers switching back to firm sales.

     Gross margin from firm transportation decreased $2.2 million, or 35.4 percent, and $3.4 million, or 12.3 percent, for the three and nine months ended June 30, 2001, respectively, compared with the same periods last year. NJNG transported .7 Bcf and 8.6 Bcf for the three and nine months ended June 30, 2001, respectively, compared with 1.5 Bcf and 9.5 Bcf, in the same periods last year. The decrease in margin was due primarily to customers switching back to sales service, which more than offset the colder weather.

     NJNG had 17,252 and 31,120 residential customers and 3,127 and 4,108 commercial customers using transportation service at June 30, 2001 and 2000, respectively. The decrease in the number of transportation customers was due primarily to higher wholesale commodity prices, which resulted in customers returning to sales service from transportation service.

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

     NJNG's off-system and capacity management programs totaled 12.1 Bcf and generated $1.1 million of gross margin, and 66.7 Bcf and $4.6 million of gross margin, for the three and nine months ended June 30, 2001, respectively, compared with 34.9 Bcf and $1.3 million of gross margin, and 103.2 Bcf and $4.1 million of gross margin for the respective periods last year. The increase for the nine month period was due primarily to the Financial Risk Management (FRM) Program which is designed to provide price stability to NJNG's system supply portfolio. The FRM program also includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively.

Interruptible

     NJNG services 54 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5.9 percent and 4.4 percent of total therm throughput in the nine months ended June 30, 2001 and 2000, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the regulated margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from the interruptible sales and 5 percent of the gross margin from transportation sales, with the balance credited to firm sales customers through the LGA.

Operating Income

     Operating income decreased $355,000, or 4.5 percent, and increased $2.6 million, or 2.9 percent, for the three and nine months ended June 30, 2001, respectively, compared with the same periods last year. The increase for the nine month period was due primarily to the increase in gross margin described above, which more than offset increased operation and maintenance (O&M) expenses. The decrease for the three month period was primarily due to increased O&M expenses. For the three and nine months ended June 30, 2001, O&M expenses increased by $531,000 and $4.4 million, respectively, compared with the same periods last year. A higher provision for bad debts associated with higher revenue increased O&M by $90,000 and $935,000 for the three and nine months ended June 30, 2001, respectively. The nine month increase includes $1.1 million of costs associated with an early retirement program, which is expected to generate annual savings of approximately $600,000.

Net Income

     Net income increased $613,000, or 22 percent, to $3.3 million, and $3 million, or 6.3 percent, to $51.4 million, for the three and nine months ended June 30, 2001, respectively, compared with the same periods last year. The increase for the nine-month period was due primarily to the higher operating income discussed above and the recovery of carrying costs on deferred regulatory assets (see Note 4. Capitalized and Deferred Interest) which is included in Other income. The increase in the three-month period was primarily due to the recovery of the carrying costs which more than offset lower operating income.

ENERGY SERVICES OPERATIONS

     Energy Services' provides unregulated fuel and capacity management and wholesale marketing services.

                          Three Months Ended            Nine Months Ended
                               June 30,                      June 30,
                       -----------------------       -----------------------
                         2001           2000           2001           2000
                       --------       --------       --------       --------
                                            (Thousands)
Revenues               $116,560       $ 99,067       $920,059       $259,826
                       ========       ========       ========       ========
Operating income       $     58       $     75       $  5,564       $  3,105
                       ========       ========       ========       ========
Other income           $    129       $    129       $    605       $    234
                       ========       ========       ========       ========
Net income             $    661       $    403       $  3,766       $  2,484
                       ========       ========       ========       ========

     Energy Services revenues and net income increased significantly for the three and nine months ended June 30, 2001, compared to the same periods last year, reflecting primarily increased storage management activity, greater volatility of natural gas prices and increased volumes sold and managed, which generated higher margins. The increases in net income were also due to higher interest income, which is included in Other income and resulted from the favorable timing of cash flows from storage transactions.

     Energy Services gas sales and managed gas totaled 24.6 Bcf and 139.3 Bcf for the three and nine months ended June 30, 2001, respectively, compared with
29.6 Bcf and 85 Bcf for the respective periods last year. The increase was due to additional volumes from pipeline storage arrangements and additional wholesale customer requirements.

RETAIL HOLDINGS OPERATIONS

     Retail Holdings consist of Home Services, which provides appliance service repair and contract services, Natural Energy, which participates in unregulated retail marketing of natural gas, and Power Services, which is involved in the distribution of alternative sources of energy. Retail Holdings consolidated financial results are summarized as follows:

                        Three Months Ended               Nine Months Ended
                              June 30,                        June 30,
                     ------------------------        ------------------------
                       2001            2000            2001            2000
                     --------        --------        --------        --------
                                           (Thousands)
Revenues             $  3,415        $  4,508        $ 14,097        $ 19,359
                     ========        ========        ========        ========
Operating loss       $   (306)       $   (410)       $   (833)       $   (655)
                     ========        ========        ========        ========
Net loss             $   (202)       $   (178)       $   (433)       $    (81)
                     ========        ========        ========        ========

     Retail Holdings' revenues have decreased due primarily to a reduction in the number of retail and interruptible customers, which was partially offset by increased revenue at Home Services. The net loss increased due primarily to lower margins experienced by Natural Energys' retail sales.

     Home Services provides home-appliance repair and contract warranty services to approximately 131,000 customers. Natural Energy currently serves approximately 6,000 residential customers.

     Retail Holdings' retail gas sales totaled .3 Bcf and 1.3 Bcf for the three and nine months ended June 30, 2001, respectively, compared with .7 Bcf and 3.1 Bcf, for the same periods last year, reflecting the reduction in customers mentioned above.

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

                                       Three Months Ended      Nine Months Ended
                                            June 30,                June 30,
                                       ------------------      ------------------
                                        2001        2000        2001        2000
                                       ------      ------      ------      ------
                                                       (Thousands)
Revenues                               $  726      $  643      $2,181      $2,059
                                       ======      ======      ======      ======
Other income                           $  265      $  241      $1,052      $  721
                                       ======      ======      ======      ======
Income before accounting change        $  504      $  155      $  706      $  376
                                       ======      ======      ======      ======
Income from continuing operations      $  504      $  155      $  322      $  376
                                       ======      ======      ======      ======
Net income                             $  504      $  155      $  322      $1,204
                                       ======      ======      ======      ======

     NJR Capital and Other results for the three and nine months ended June 30, 2001 included higher interest and dividend income associated with its investments. NJR Energy's income from continuing operations for the nine months ended June 30, 2001 decreased due to a $384,000 charge resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

     NJR Energy's results include interest expense related to debt remaining after the discontinuance of the oil and natural gas exploration and production business in 1995. The Company plans to reduce such debt from cash flow generated by its equity investments. NJR Energy's net income for nine months ended June 30, 2000 includes $828,000, or $.05 per share, of income from discontinued operations representing the final true-up of the Company's reserve established in 1995 in conjunction with exiting this business.

     In 1996, CR&R entered into a sale-leaseback transaction which generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over 25 years, the term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B.   LIQUIDITY AND CAPITAL RESOURCES'

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks totaling $155 million. At June 30, 2001, there was $27 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short-term and long-term debt based upon its own financial profile. The Company meets the common equity requirements of each subsidiary, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs, MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $150 million, consisting of $50 million with a 364-day term and $100 million with a three-year term.

     Remaining fiscal 2001 construction expenditures are estimated at $16 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. NJNG incurred $8.7 million remediating its former manufactured gas plants during the nine months ended June 30, 2001 and estimates additional expenditures of approximately $9 million, exclusive of any insurance recoveries, for the remaining three months of fiscal 2001.

     NJNG expects to finance these expenditures through the issuance of short-term debt and a sale leaseback transaction during the fourth quarter. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of at least 50 percent, which is consistent with maintaining its current short-term and long-term credit ratings.

ENERGY SERVICES

     Energy Services does not currently expect any significant capital expenditures or external financing requirements in fiscal 2001.

RETAIL HOLDINGS

     Retail Holdings does not currently expect any significant capital expenditures or external financing requirements in fiscal 2001.

NJR CAPITAL AND OTHER

     In July 2001, CR&R sold a building and adjacent undeveloped acreage for $5.2 million, which generated a pre-tax gain of approximately $100,000. On May 4, 2001, Pipeline invested $1.3 million to increase its ownership interest in Iroquois from 2.8 percent to 3.28 percent. No significant capital expenditures or external financing requirements are expected in the fourth quarter.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

    The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, but to further hedge against price fluctuations, NJNG utilizes futures, options and swaps through its financial risk management program. Second, Energy Services has hedged its commitments to purchase natural gas for sale to retail marketers, purchases and sales of storage gas and fixed price sales to wholesale customers. Finally, NJR Energy has entered into swap agreements to hedge a long-term, fixed-price contract to sell approximately 21.5 Bcf of natural gas to a gas marketing company at prices ranging from $2.87 to $4.41 per Mmbtu.

    Natural gas is a nationally traded commodity, and its prices are effectively determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over- the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

    Summary of commodity derivatives as of June 30, 2001:

                                                                                         Amounts included in
                                                  Volume            Price per                Derivatives
                                                  in Bcf              Mmbtu                  in Thousands
                                                  ------              -----                  ------------
NJNG
                        Futures                    10.2           $3.525-$5.82                  $(12,715)
                        Swaps                      40.7                                            $1,338
                        Options                     2.1           $4.00-$10.00                  $(13,017)

Energy Services
                        Futures                      .6           $2.461-$5.95                  $  12,735
                        Swaps                       9.5                                         $   9,991

NJR Energy
                       Swaps                       25.4                                         $   3,521

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

    With respect to the futures contracts, options and swap agreements, the Company has performed a sensitivity analysis to estimate its exposure to market risk arising from natural gas price fluctuations using the net futures positions and the net swaps positions. Futures contracts, options and swap agreements are substantially all settled at the NYMEX settlement date and the related natural gas quantity is purchased or sold in the physical market, therefore, the notional values, which represent the absolute sum of all outstanding natural gas futures contracts or swap agreements, as the case may be, are not accurate measurements of risk to the Company from those futures contracts or swap agreements.

Summary of effects of theoretical 10 percent change in market value:

                                    June 30,
                        ------------------------------
                         2001                    2000
                        ------                 -------
                                  (Thousands)
     Futures            $7,818                 $ 8,432
     Swaps              $8,373                 $ 6,396
     Options            $3,829                 $ 1,224

However, any such additional changes in value of the futures contracts, swap agreements and options would be substantially offset by a corresponding change on the related underlying contracts that are being hedged.

Interest Rate Risk

    NJNG has total variable rate debt of $147 million, of which $56 million has been hedged by the purchase of a 6.5 percent interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5 percent interest rate cap, is limited to $1.1 million, net of tax. If interest rates were to change by 100 basis points on the remaining $91 million of variable rate debt, NJNG's interest expense, net of tax, would change by $537,000. The Company also has variable rate debt of $27 million and according to the Company's sensitivity analysis, if interest rates were to change by 100 basis points annual interest expense, net of tax, would change by $159,000.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, effect of new accounting standards, expected capital expenditures and external financing requirements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEW JERSEY RESOURCES CORPORATION

    Date:  August 9, 2001                    /s/ Glenn C. Lockwood
                                             ------------------------------
                                                 Glenn C. Lockwood
                                                 Senior Vice President
                                                 and Chief Financial Officer