Form 10-K405
period 2001-09-30
NEW JERSEY RESOURCES CORP
filed 2001-12-26
CIK 356309

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001      Commission file number 1-8359

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

                             YES: X          NO:


The aggregate market value of the Registrant's Common Stock held by non-affiliates was $817,599,725 based on the closing price of $46.12 per share on December 10, 2001.

The number of shares outstanding of $2.50 par value Common Stock as of December 10, 2001 was 17,828,852.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2002, are incorporated by reference into Part I and Part III of this report.

                              TABLE OF CONTENTS

PART I                                                                                                   Page
                                                                                                         ----
        ITEM 1 -       Business                                                                              1
                       Business Segments                                                                     2
                                   New Jersey Natural Gas Company                                            2
                                            General                                                          2
                                            Throughput                                                       3
                                            Seasonality of Gas Revenues                                      3
                                            Gas Supply                                                       4
                                            Regulation and Rates                                             5
                                            Franchises                                                       7
                                            Competition                                                      8
                                   NJR Energy Services Company                                               9
                                   Retail and Other Operations                                               9
                       Environment                                                                          10
                       Employee Relations                                                                   10
                       Other                                                                                11
                       Executive Officers of the Registrant                                                 11

        ITEM 2 -       Properties                                                                           12
        ITEM 3 -       Legal Proceedings                                                                    13
        ITEM 4 -       Submission of Matters to a Vote of Security Holders                                  15

        Information Concerning Forward Looking Statements                                                   15

PART II

        ITEM 5 -       Market for the Registrant's Common Stock and Related
                       Stockholder Matters                                                                  17
        ITEM 6 -       Selected Financial Data                                                              17
        ITEM 7 -       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  17
        ITEM 7A-       Quantitative and Qualitative Disclosures about Market Risk                           17
        ITEM 8 -       Financial Statements and Supplementary Data                                          17
        ITEM 9 -       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                  17

PART III

        ITEM 10-       Directors and Executive Officers of the Registrant                                   18
        ITEM 11-       Executive Compensation                                                               18
        ITEM 12-       Security Ownership of Certain Beneficial Owners and Management                       18
        ITEM 13-       Certain Relationships and Related Transactions                                       18

PART IV

        ITEM 14 -      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      18

        Index to Financial Statement Schedules                                                              19

Signatures                                                                                                  21
Independent Auditors' Consent and Report on Schedule                                                        22
Exhibit Index                                                                                               23

                                    PART I

ITEM 1. BUSINESS

                           ORGANIZATIONAL STRUCTURE

   New Jersey Resources Corporation (the Company or NJR) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Its subsidiaries and business include:

   1) New Jersey Natural Gas Company (NJNG), a local natural gas distribution company that provides regulated energy service to over 420,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. In 2001, NJNG transferred its appliance service business to NJR Home Services Company, a newly formed unregulated subsidiary of the Company;

   2) NJR Energy Services Company (Energy Services), formed in 1996 to provide unregulated fuel and capacity management and wholesale marketing services;

   3)    Retail and Other operations which include the following companies:

         a.) NJR Retail Holdings Corporation (Retail Holdings), a sub-holding company of NJR formed in November 2001 as an unregulated affiliate to consolidate the Company's unregulated retail operations. Retail Holdings includes the following wholly-owned subsidiaries:

                  NJR Home Services Company (Home Services), a company formed in August 1998 to provide appliance service repair and contract services. In 2001, NJNG transferred its appliance service business to Home Services;

                  NJR Natural Energy Company (Natural Energy), formed in 1995 to participate in the unregulated retail marketing of natural gas;

                  NJR Power Services Company (Power Services), a company formed in May 2000 that is involved in the distribution of alternative sources of energy (e.g., fuel cells and microturbines); and

                  NJR Plumbing Services Company, a company formed in 2001 to provide plumbing services.

         b.) NJR Capital Services Corporation (Capital), a sub-holding company of NJR formed to consolidate the Company's energy-related and real estate investments. Capital includes the following wholly-owned subsidiaries:

                  Commercial Realty & Resources Corp. (CR&R), a company formed in May 1966 to develop commercial real estate;

                  NJR Investment Company, a company formed in October 2000 to make certain energy-related equity investments; and

                  NJR Energy Holdings Corporation, includes NJR Energy Corporation (NJR Energy), an investor in energy-related ventures through its operating subsidiaries, New Jersey Natural Resources Company (NJNR) and NJNR Pipeline Company (Pipeline).

         c.) NJR Service Corporation (Service Corp.), a company formed in August 2000 to provide shared administrative services, including Corporate Communications, Financial and Administrative, Internal Audit, Legal and Technology for all subsidiaries of NJR.


                              BUSINESS SEGMENTS

   See Note 13 to the Consolidated Financial Statements - Business Segment Data in the Company's 2001 Annual Report, for business segment financial information.

NEW JERSEY NATURAL GAS COMPANY

General

   NJNG provides natural gas service to over 420,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

   NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. These factors have contributed to NJNG adding 12,522 and 12,558 new customers in 2001 and 2000, respectively. This annual growth rate of approximately 3 percent is expected to continue with projected additions of approximately 23,500 new customers over the next two years. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources - NJNG in the Company's 2001 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 2002 and 2003.

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

Throughput

   For the fiscal year ended September 30, 2001, operating revenues and throughput by customer class were as follows:

                                      Operating Revenues        Throughput
                                      ------------------        ----------
                                          (Thousands)             (Bcf)
                                          -----------             -----
Residential                                 $ 413,174    41%       41.9    26%
Commercial and other                           90,883     9         9.6     6
Firm transportation                            31,292     3         9.3     6
                                               ------   ---       -----   ---
Total residential and commercial              535,349    53        60.8    38
Interruptible                                  11,788     1        11.7     7
                                               ------   ---       -----   ---
Total system                                  547,137    54        72.5    45
Off-system                                    462,340    46        88.4    55
                                           ----------   ---       -----
Total                                      $1,009,477   100%      160.9   100%
                                           ==========   ===       =====   ===

   See MD&A - NJNG Operations in the Company's 2001 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 2001 Annual Report for information on operating revenues and throughput for the past six years. During this period, no single customer represented more than 10 percent of operating revenues.

Seasonality of Gas Revenues

   As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - NJNG in the Company's 2001 Annual Report for a discussion of the impact of seasonality on cash flow.

   The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year-average, weather. The WNC does not fully protect the Company from factors such as unusually warm weather and declines in customer usage patterns, which were set in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A - NJNG Operations in the Company's 2001 Annual Report and Item 1. Business - Regulation and Rates - State for additional information with regard to the WNC.

Appliance Service Business

   In 2001, NJNG transferred its appliance service business to Home Services, a newly formed unregulated subsidiary of the Company.

Gas Supply

A) Firm Natural Gas Supplies

   NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In 2001, NJNG purchased gas from 55 suppliers under contracts ranging from one month to eleven years. NJNG has five long-term firm gas purchase contracts and purchased approximately 10 percent of its gas in 2001 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10 percent of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

B) Firm Transportation and Storage Capacity

   In order to deliver the above gas supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

                                                        Maximum Daily
Pipeline                                             Deliverability (Dths)      Expiration Date
--------                                             ---------------------      ---------------
Texas Eastern Transmission, L.P.                         327,949                Various dates after 2002
Iroquois Gas Transmission System, L.P.                    40,468                2011
Transcontinental Gas Pipe Line Corp.                      22,531                Various dates after 2002
Tennessee Gas Pipeline Co.                                10,894                2003
Columbia Gas Transmission Corp.                           10,000                2009
                                                         -------
                                                         411,842
                                                         =======

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

   In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 206,000 dekatherms (Dths) from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline                                    Maximum Daily Deliverability (Dths)         Expiration Date
--------                                    -----------------------------------         ---------------
Texas Eastern Transmission, L.P.                              94,557                Various dates after 2002
Transcontinental Gas Pipe Line Corp.                           8,384                           2005
                                                            ---------
                                                             102,941
                                                            =========

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

D) Commodity Prices

   Wholesale natural gas prices over the past year have been volatile, reaching all-time high levels during the winter of 2000-2001 and decreasing dramatically over the past six months. NJNG has mitigated the impact of these volatile price changes on customers through the use of hedging instruments, which are part of its financial risk management program, and its Levelized Gas Adjustment Clause (LGA). See Item 1 - Regulation and Rates - State, for a discussion of NJNG's LGA which provides for the recovery of these commodity costs. Natural gas remains competitive compared with alternative fuels.

E) Future Supplies

    NJNG expects to meet the current level of gas requirements of its existing and projected firm customers for the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation discussed below under - Competition may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for residential services. If NJNG's gas requirements decrease, NJNG expects to resell any unnecessary supplies that it is required to purchase under existing agreements with its suppliers.

Regulation and Rates

A) State

   NJNG is subject to the jurisdiction of the New Jersey Board of Public Utilities (BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

   Over the last five years, NJNG has been granted one increase in its base tariff rates, and various increases and decreases in its LGA. The base rate increase related to the recognition of costs for postretirement benefits other than pensions (OPEB). NJNG also recovers certain costs through adjustment clauses which are reviewed annually. The adjustment clauses include: (i) the Gas Cost

Recovery (GCR) factor, which reflects purchased gas costs that are in excess of the level included in its base rates, (ii) Prior Gas Cost Adjustment Surcharge (PGCA) factor, which is designed to recover $34.9 million of unrecovered gas costs from September 1997 and earlier, and will be eliminated by December 31, 2001, (iii) Demand Side Management (DSM) factor for recovery of conservation-related costs which is being transitioned to a Comprehensive Resource Analysis (CRA) factor, (iv) Remediation Adjustment (RA) factor, which recovers the costs of remediating former manufactured gas plant sites, (v) Transportation Education and Implementation (TEI) factor for recovery of incremental costs incurred in administering a transportation program, which is being replaced by two separate components: the Consumer Education Program
(CEP) factor for recovery of costs related to supporting education initiatives for components of the Electric Discount and Energy Competition Act (Act) and the Transportation Initiation Clause (TIC) to recover costs related to the implementation of technology changes required to support energy choice (vi) the WNC factor, which credits or surcharges margins accrued from the past heating season weather, and (vii) the Gas Cost Underrecovery Adjustment Factor
(GCUA) to recover approximately $29.9 million of underrecovered gas costs incurred during 2001. Adjustment clause recoveries do not include an element of profit and, therefore, have no impact on earnings.

   The following table sets forth information with respect to these rate changes:

($ in 000's)                                     Annualized     Annualized
                                                     Amount         Amount
Date of Filing            Type                  Per Filing         Granted     Effective Date
--------------            ----                  -----------     ----------     --------------
July 1997                 Base Rates-OPEB            $1,300           $900     October 1998

November 2001             Eliminate PGCA            (5,000)        (5,000)     January 2002

November 2001             Adjustment clauses       (61,300)       (61,300)     December 2001
June 2001                 LGA - FPM*                  8,900          8,900     July 2001
May 2001                  LGA - FPM*                  8,900          8,900     June 2001
April 2001                LGA - FPM*                  8,900          8,900     May 2001
March 2001                LGA - FPM*                  8,900          8,900     April 2001
February 2001             LGA - FPM*                  8,900          8,900     March 2001
January 2001              LGA - FPM*                  8,900          8,900     February 2001
November 2000             LGA - FPM*                  8,900          8,900     December 2000
July 2000                 Amended LGA                61,900         61,900     November 2000
September 1999            LGA                       (1,900)              -     Pending **
September 1998            LGA                             0       (11,300)     July 1999
July 1997                 LGA                             0         11,600     October 1998
July 1997                 LGA                             0         11,100     January 1998
July 1996                 LGA                         8,000          7,900     December 1996

*     Flexible Pricing Mechanism (FPM).
** The RA, PGCA, TEI, DSM and WNC factors included in the initial September 1999 filing are still pending.

   See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 2001 Annual Report for additional information regarding NJNG's rate proceedings.

   In July 2000, the Company amended a September 1999 LGA filing in response to a significant increase in the wholesale cost of gas. The amended filing requested an approximate 16 percent increase in rates for firm sales customers through an increase in the GCR and RA factors, which was slightly offset by a decrease in the PGCA and TEI factors. The filing proposed that the DSM and WNC factors remain the same. The rates for transportation customers would remain relatively stable as a result of the changes requested in the filing. The filing also requested that the monthly and annual limits of the FPM be expanded to allow the Company to increase or decrease rates up to approximately 2 percent monthly based on projections of future market conditions. In November 2000, the BPU approved the 16 percent increase to the GCR and also approved two additional increases of up to 2 percent each on December 1, 2000 and January 1, 2001, under the FPM. On December 1, 2000, the Company filed testimony seeking the ability to implement under the FPM an increase of approximately 2 percent per month from February 1, 2001 to July 1, 2001 and 2 percent increases beginning again on December 1, 2001. The BPU subsequently approved the FPM increases for both February and March 2001. On March 30, 2001, the BPU approved the extension of the Company's FPM from April through July 2001. The BPU further ordered, based on the extraordinary circumstances prevailing, that the Company could accrue simple interest at the rate of 5.5 percent per year on its underrecovered gas costs commencing April 1, 2001, and on a monthly basis thereafter, continuing through October 31, 2001. The BPU directed that through a November 15, 2001 filing the Company establish a GCUA surcharge to be collected, commencing December 1, 2001, with simple interest until November 30, 2004.

   On November 15, 2001, the Company filed for the establishment of the GCUA to collect $29.9 million in unrecovered gas costs and sought to reduce the current gas cost recovery rate. The combined effect of the two changes resulted in an approximate 10.8 percent price decrease to customers, which was implemented on December 1, 2001. The filing also contained a proposal to extend the existing margin sharing mechanisms related to its off-system sales and capacity release programs for two years beyond their currently scheduled expiration of December 31, 2002.

   In August 1999, the Company filed a Comprehensive Resource Analysis (CRA) plan pursuant to a BPU order. The CRA, which will replace the Company's current DSM program, includes funding for certain technologies that utilizes renewable sources of energy to produce electricity (e.g., fuel cells and solar). In March 2001, the BPU approved the CRA which has an annual program cost of approximately $4 million recoverable through rates.

B)  Federal

   The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG's agreements for the purchase of such services with several interstate pipeline companies.

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

   Through a series of stipulation agreements starting in January 1997 and ending in December 1998, the BPU allowed for up to 40,000 residential customers to choose their natural gas supplier. On December 22, 1999, the BPU allowed all customers the ability to choose their natural gas supplier beginning January 1, 2000. At September 30, 2001, NJNG had 15,637 residential and 3,242 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, the Company expects to fully meet its obligations under its firm transportation and storage capacity agreements.

   In February 1999, the Act, which provides the framework for the restructuring of New Jersey's energy markets, became law. In January 2000, the BPU verbally approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply (BGSS) service and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service. The stipulation agreement also extended incentives for NJNG's off-system sales and capacity management programs through December 31, 2002. Additionally, NJNG received approval to recover carrying costs on its expenditures associated with remediating its former manufactured gas plants. These expenditures are recovered over rolling seven-year periods and are subject to annual BPU review and approval. The BPU issued a written order on March 30, 2001.

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

   In June 2001, the BPU initiated a proceeding to review issues related to the potential of making BGSS competitive. In July 2001, the Company submitted a BGSS proposal. The parties are currently pursuing settlement. The Company expects the BPU to issue an order by year end that will not require significant changes be made to BGSS. No assurance can be given as to the timing and content of the BPU order.

   See MD&A - NJNG Operations in the Company's 2001 Annual Report for a discussion of NJNG's financial results.

NJR ENERGY SERVICES COMPANY

   Energy Services provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England.

   See MD&A - Energy Services Operation in the Company's 2001 Annual Report for a discussion of financial results.


RETAIL AND OTHER OPERATIONS

   Retail and Other operations consists primarily of: Home Services, which provides appliance and installation services; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures, which consist primarily of its equity investments in the Capstone Turbine Corporation (Capstone) and the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment Company, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services for the Company and all of its subsidiaries.

   As of September 30, 2001, CR&R's remaining portfolio consisted of two fully-occupied buildings totaling 25,000 square feet and 183 acres of undeveloped land.

   NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and NJNR. NJR Energy's continuing operations consist of Pipeline's 3.3 percent equity investment in Iroquois, a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines, which had its initial public offering in June 2001. In 2001, NJR Energy invested $1.3 million to increase its ownership interest in Iroquois from 2.8 percent to 3.3 percent.

   See Item 2 - Properties - Retail and Other for additional information regarding CR&R's remaining real estate assets.

   See MD&A - Retail and Other Operations in the Company's 2001 Annual Report for a discussion of financial results.

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

   Based upon an environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Freshwater Wetlands Protection Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for MSCP, the Company does not believe that a reserve against this property was necessary as of September 30, 2001, as the estimated future cash flows from the development of each site exceeds the current investment in each site.

   Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, (other than the activities described in Note 12 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2001 Annual Report), for compliance with existing environmental laws and regulations that would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

   See Item 3 - Legal Proceedings - a. Gas Remediation for additional information regarding environmental activities.


                              EMPLOYEE RELATIONS

   The Company and its subsidiaries employed 775 and 756 employees at September 30, 2001 and 2000, respectively. NJNG had 387 and 445 union employees at September 30, 2001 and 2000, respectively. Home Services had 79 union employees at September 30, 2001. On October 1, 2001, Home Services reached agreement with the union on a two-and-one-half-year collective bargaining agreement, which provides, among other things, for an annual increase in wages of 5.14 percent with an additional 1 percent if certain performance measures are met. In fiscal 2002, the annual increase in wages is
4.25 percent with an additional 2 percent if certain performance measures are met. Effective October 1, 2002 through April 2, 2003, the six-month increase in wages is 1.63 percent with an additional 2 percent if certain performance measures are met. On December 6, 2000, NJNG reached an agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual wage increases of 3.5 percent, 3.5 percent and 3.25 percent, effective December 4, 2000, 2001 and 2002, respectively. The NJNG represented employees are also eligible for an additional 1.5 percent, 1.75 percent and 2 percent of base in fiscal 2001, 2002 and 2003, respectively, if certain performance measure are met.

                                    OTHER

   The Company conducts business with Enron Corp. and its subsidiaries through several NJR affiliates: NJNG, Energy Services and NJR Energy. Based on decreased trading activity over the last month and netting agreements in place, the Company believes that it has no financial exposure due to Enron's bankruptcy filing.


ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                      First Elected
Office(1)                            Name                   Age       an Officer
---------                            ----                   ---       --------------
Chairman, President and
 Chief Executive Officer             Laurence M. Downes     44         1/86

Senior Vice President, General
 Counsel and Corporate Secretary     Oleta J. Harden        52         6/84

Senior Vice President and
 Chief Financial Officer             Glenn C. Lockwood      40         1/90

(1)  All terms of office are one year.

   There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                              Laurence M. Downes
               Chairman, President and Chief Executive Officer

   Mr. Downes has held the position of Chairman since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer. Additional information concerning Mr. Downes appears on page 6 in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 23, 2002, which was filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on December 18, 2001 and such information is incorporated herein by reference.


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

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

   NJNG owns 11,974 miles of distribution main and services, 215 miles of transmission main and approximately 424,687 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

   In addition to mains and services, NJNG owns and operates two LNG storage plants located in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an estimated maximum capacity of 19,200 and 150,000 Dths per day, respectively. These facilities are used for peaking supply and emergencies.

   NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters facilities in Wall Township, customer service offices located in Asbury Park and Wall Township, Monmouth County and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing and other functions.

   Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by twenty-nine supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $218 million at September 30, 2001. In addition, under the terms of its Indenture, NJNG could have issued approximately $298 million of additional first mortgage bonds as of September 30, 2001.

   See Note 5 to the Consolidated Financial Statements - Long-Term Debt, Dividends and Retained Earnings Restrictions in the Company's 2001 Annual Report for additional information regarding NJNG's bonded debt.

Retail and Other  (All properties are in New Jersey)

   At September 30, 2001, CR&R owned 183 acres of undeveloped land and two fully-occupied buildings. The buildings consisted of 25,000 square feet of commercial office and mixed-use commercial/industrial space. In July 2001, CR&R sold a building and adjacent undeveloped acreage for $5.2 million, which generated a pre-tax gain of approximately $100,000.

   See Item 1. - Environment for a discussion of regulatory matters concerning one of the business parks owned by CR&R.

   Home Services leases a service center in Dover Township, Morris County.

   NJR Energy has less than one percent ownership interest in Capstone Turbine Corporation, a developer of energy efficient, gas-fired microturbines that produce electricity. Pipeline has a 3.3 percent equity interest in Iroquois.

Capital Expenditure Program

   See MD&A - Liquidity and Capital Resources in the Company's 2001 Annual Report for a discussion of the Company's anticipated 2002 and 2003 capital expenditures for each business segment.

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

   With respect to ten sites, until September 2001 most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of such ten MGP sites. In September 2001, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2001, NJNG purchased a 20-year cost containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures as noted above, will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999. See Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2001 Annual Report for additional information regarding estimated costs of remediation.

   In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. Prior to the institution of the suit, NJNG requested the insurance carriers to defend and indemnify it with respect to the environmental liability created by the former manufactured gas plants. The insurance carriers all denied coverage claiming that various terms in the policy preclude coverage. During fiscal 2001, settlement has been achieved with several of the excess carriers while other carriers were dismissed without prejudice when it was determined that the State's allocation method would not have assessed any liability to the particular carrier. In September 2001, NJNG reached a favorable settlement with the insurance carrier which provided the majority of NJNG's coverage. This settlement involves a significant cash payment which will be tendered in four yearly installments. One carrier remains and NJNG is optimistic that a settlement can be reached in that matter. No assurance can be made as to the timing or terms of such settlement.

b. South Brunswick Asphalt, L.P.

    NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court ("the court") by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former gas manufacturing plant sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. NJDEP denied SBA's the requested permits, and in October 2001 the court dismissed all claims against NJDEP on the ground that the court lacked jurisdiction to review NJDEP's administrative denial of SBA's permit applications, as well as NJDEP's orders to SBA in 1984 and 1985 prohibiting SBA from using the tar emulsion/sand and gravel mixture as a road construction material. Discovery has now concluded in this litigation and it is anticipated that this case will be assigned a trial date in early to mid-2002. The company does not believe that the ultimate resolution of this litigation will have a material adverse affect on its consolidated financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General; - Gas Supply;
- Regulation and Rates; - Competition," "Environment," "Other" and "Legal Proceedings," are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding financial results and capital requirements for fiscal 2002 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canadian reserves for export to the United States and other regulatory changes.

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

                                   PART II

   Information for Items 5 through 9 of this report appears below or in the Company's 2001 Annual Report as indicated on the following table and the 2001 Annual Report information is incorporated herein by reference, as follows:

                                                                                Annual Report
                                                                                     Page
                                                                              ------------------
ITEM 5.       Market for the Registrant's Common
              Equity and Related Stockholder Matters

              Market Information - Exchange                                   Inside back cover
                                 - Stock Prices & Dividends                          29
              Dividend Restrictions                                                  44
              Holders of Common Stock - 17,065 Shareowner accounts

ITEM 6.       Selected Financial Data                                                28

ITEM 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations                       30-35

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk             34-35

ITEM 8        Financial Statements and Supplementary Data                            30-50

ITEM 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure  -  None

                                   PART III

   Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 23, 2002, which was filed with the SEC pursuant to Regulation 14A on December 18, 2001.

                                                                                   Proxy Page
                                                                                   ----------
ITEM 10.      Directors and Executive Officers of the Registrant                     3 - 7

ITEM 11.      Executive Compensation                                                 9 - 14

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management         2

ITEM 13.      Certain Relationships and Related Transactions                         18

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      (a) (1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 2001 Annual Report, are incorporated by reference in Item 8 above:

     Consolidated Balance Sheets as of September 30, 2001 and 2000

     Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

     Consolidated Statements of Capitalization as of September 30, 2001 and
     2000

     Consolidated Statements of Common Stock Equity for the Years Ended September 30, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

           (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 19.

           (3)  Exhibits - See Exhibit Index on page 23.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001. On May 7, 2001, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                       NEW JERSEY RESOURCES CORPORATION

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                         Page
                                                                         ----
           Schedule II - Valuation and qualifying accounts and
           reserves for each of the three years in the period
           ended September 30, 2001                                       20


   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                    Schedule II

                       NEW JERSEY RESOURCES CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999

                                                                                          BALANCE
                         BALANCE AT BEGINNING   ADDITIONS CHARGED TO                     AT END OF
       CLASSIFICATION           OF YEAR                EXPENSE           OTHER             YEAR
---------------------    --------------------   --------------------    ------------     ---------
($000)
2001:
Allowance for
Doubtful Accounts               $2,555                 $3,088           $(2,617) (1)      $3,026
                                ======                 ======           ========          ======
2000:
Allowance for
Doubtful Accounts               $1,684                 $2,614           $(1,743) (1)      $2,555
                                ======                 ======           ========          ======
1999:
Allowance for
Doubtful Accounts               $1,907                 $2,269           $(2,492) (1)      $1,684
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

                                              NEW JERSEY RESOURCES CORPORATION
                                              --------------------------------
                                                        (Registrant)

Date:  December 21, 2001                       By: /s/ Glenn C. Lockwood
                                                  ---------------------------
                                                    Glenn C. Lockwood
                                                    Senior Vice President and
                                                    Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 21, 2001 /s/ Laurence M. Downes                  Dec. 21, 2001 /s/ James T. Hackett
              ----------------------                                --------------------
                  Laurence M. Downes                                    James T. Hackett
                  Chairman, President and                               Director
                  Chief Executive Officer

Dec. 21, 2001 /s/ Glenn C. Lockwood                   Dec. 21, 2001 /s/ Lester D. Johnson
              ---------------------                                 ---------------------
                  Glenn C. Lockwood                                     Lester D. Johnson
                  Senior Vice President and                             Director
                  Chief Financial Officer
                  (Principal Accounting Officer)

Dec. 21, 2001 /s/ Nina Aversano                       Dec. 21, 2001 /s/ Dorothy K. Light
              -----------------                                     --------------------
                  Nina Aversano                                         Dorothy K. Light
                  Director                                              Director

Dec. 21, 2001 /s/ Lawrence R. Codey                   Dec. 21, 2001 /s/ William H. Turner
              ---------------------                                 ---------------------
                  Lawrence R. Codey                                     William H. Turner
                  Director                                              Director

Dec. 21, 2001 /s/ Leonard S. Coleman                  Dec. 21, 2001 /s/ Gary W. Wolf
              ----------------------                                ----------------
                  Leonard S. Coleman                                    Gary W. Wolf
                  Director                                              Director

Dec. 21, 2001 /s/ Joe B. Foster                       Dec. 21, 2001 /s/ George R. Zoffinger
              -----------------                                     -----------------------
                  Joe B. Foster                                         George R. Zoffinger
                  Director                                              Director

Dec. 21, 2001 /s/ Hazel S. Gluck
             -------------------
                  Hazel S. Gluck
                  Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of New Jersey Resources
Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated October 25, 2001; such consolidated financial statements and report are included in your 2001 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 25, 2001



------------------------------------------------------------------------------



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-52409 and No. 333-59013 on Form S-8 and No. 33-57711 on Form S-3 of New
Jersey Resources Corporation of our reports dated October 25, 2001 included in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 2001.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 21, 2001

                                EXHIBIT INDEX

                                                                                                  Previous Filing
              Reg. S-K                                                                            ---------------
Exhibit       Item 601                                                               Registration
No.           Reference                  Document Description                        Number                      Exhibit
------------------------------------------------------------------------------------------------------------------------
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
Exhibit       Item 601                                                               Registration
No.           Reference                  Document Description                        Number                      Exhibit
------------------------------------------------------------------------------------------------------------------------
4-5A                       Dated as of August 29, 1995                               Note (8)                     4-5A

4-5B                       Dated as of April 2, 1996                                 Note (8)                     4-5B

4-5C                       Dated as of September 10, 1996                            Note (8)                     4-5C

4-5D                       Dated as of September 26, 1997                            Note (9)                     4-5D

4-5E                       Dated as of August 10, 1999                               Note (11)                    4-5E

4-5F                       Dated as of September 29, 2000                            Note (12)                    4-5F

4-7                        Syndicated credit agreement dated January 5, 2001,        The Company's                4-7
                           among NJR, PNC Bank and other parties named               Quarterly Report
                           therein                                                   on Form 10-Q for
                                                                                     the quarter ended
                                                                                     March 31, 2001

4-7A First amendment to the NJR syndicated credit agreement, dated October 3, 2001 among NJR, PNC Bank and other parties named therein (filed herewith)


4-8                        Syndicated credit agreement dated January 5, 2001,        The Company's                4-8
                           among NJNG, PNC Bank and other parties named              Quarterly Report
                           therein                                                   on Form 10-Q for
                                                                                     the quarter ended
                                                                                     March 31, 2001

4-8A                       First amendment to the NJNG syndicated credit             The Company's                4-8A
                           agreement, dated March 1, 2001, among NJNG,               Quarterly Report
                           PNC Bank and other parties named therein                  on Form 10-Q for
                                                                                     the quarter ended
                                                                                     March 31, 2001

4-8B Second amendment to the NJNG syndicated credit agreement, dated October 3, 2001, among NJNG, PNC
                           Bank and other parties named therein (filed herewith)

4-10                       Shareholder Rights Plan                                   The Company's
                                                                                     Form 8-K filed on
                                                                                     August 2, 1996

                                EXHIBIT INDEX

                                                                                                  Previous Filing
              Reg. S-K                                                                            ---------------
Exhibit       Item 601                                                               Registration
No.           Reference                  Document Description                        Number                      Exhibit
------------------------------------------------------------------------------------------------------------------------
10-2             10        Retirement Plan for Represented Employees, as             2-73181                      10(f)
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

10-10                      Long-Term Incentive Compensation Plan                     Company's proxy
                           as amended                                                statement on Schedule
                                                                                     14A for the 1996
                                                                                     Annual Meeting

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
Exhibit       Item 601                                                               Registration
No.           Reference                  Document Description                        Number                      Exhibit
------------------------------------------------------------------------------------------------------------------------
10-14                      Agreement between NJNG and Iroquois Gas                   Note (4)                     10-14
                           Transmission System, L.P., dated February 7, 1991

10-15                      Agreements between NJNG and CNG Transmission              Note (8)                     10-15
                           Corporation

10-15A                     Dated December 1, 1993                                    Note (8)                     10-15A

10-15B                     Dated December 1, 1993, as amended                        Note (8)                     10-15B
                           December 21, 1995

13-1             13        2001 Annual Report to Stockholders. Such
                           Exhibit includes only those portions thereof
                           which are expressly incorporated by reference
                           in this Form 10-K  (filed herewith)

21-1             21        Subsidiaries of the Registrant (filed herewith)

23-1             23        Independent Auditors' Consent and Report on Schedule
                           (filed herewith)
                           See page 22

Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359
Note (9) 1997 Form 10-K File No. 1-8359
Note (10) 1998 Form 10-K File No. 1-8359
Note (11) 1999 Form 10-K File No. 1-8359
Note (12) 2000 Form 10-K File No. 1-8359