Form 10-Q
period 2001-12-31
NEW JERSEY RESOURCES CORP
filed 2002-02-12
CIK 356309

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2376465

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey — 07719	732-938-1480

(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: X	No:

The number of shares outstanding of $2.50 par value Common Stock as of February 4, 2002 was 17,906,598.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED BALANCE SHEETS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2001
A. RESULTS OF OPERATIONS
NJNG OPERATIONS
ENERGY SERVICES OPERATIONS
RETAIL AND OTHER OPERATIONS
B. LIQUIDITY AND CAPITAL RESOURCES
NJNG
ENERGY SERVICES
RETAIL AND OTHER
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL RISK MANAGEMENT
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	December 31,

	2001	2000

	(Thousands, except per share data)

OPERATING REVENUES	$395,831	$667,487

OPERATING EXPENSES

Gas purchases	318,480	585,657

Operation and maintenance	23,072	23,918

Depreciation and amortization	8,431	8,223

Energy and other taxes	11,078	13,424

Total operating expenses	361,061	631,222

OPERATING INCOME	34,770	36,265

Other income	1,252	593

Interest charges, net	4,385	5,669

INCOME BEFORE INCOME TAXES	31,637	31,189

Income tax provision	11,956	12,133

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING	19,681	19,056

Cumulative effect of a change in accounting for derivatives, net of tax of $930	—	(1,347)

NET INCOME	$19,681	$17,709

EARNINGS PER COMMON SHARE-BASIC INCOME BEFORE ACCOUNTING CHANGE	$1.10	$1.08

NET INCOME	$1.10	$1.00

EARNINGS PER COMMON SHARE-DILUTED INCOME BEFORE ACCOUNTING CHANGE	$1.09	$1.07

NET INCOME	$1.09	$1.00

DIVIDENDS PER COMMON SHARE	$0.45	$0.44

AVERAGE SHARES OUTSTANDING BASIC	17,825	17,628

DILUTED	18,054	17,743

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	December 31,

(Thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$19,681	$17,709

Adjustments to reconcile net income to cash flows

Depreciation and amortization	8,431	8,223

Amortization of deferred charges	1,223	1,459

Deferred income taxes	953	4,534

Manufactured gas plant remediation costs	(2,794)	(2,517)

Change in working capital	(53,508)	(108,894)

Other, net	(176)	(275)

Net cash flows from operating activities	(26,190)	(79,761)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	2,615	3,289

Proceeds from long-term debt	63,581	72,800

Payments of long-term debt	(220)	—

Purchases of treasury stock	(590)	(1,643)

Payments of common stock dividends	(7,837)	(7,595)

Net change in short-term debt	(19,600)	24,700

Net cash flows from financing activities	37,949	91,551

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for

Utility plant	(11,298)	(10,326)

Real estate properties and other	(53)	(1,205)

Cost of removal	(957)	(423)

Proceeds from asset sales	1,014	3,620

Net cash flows from investing activities	(11,294)	(8,334)

Net change in cash and temporary investments	465	3,456

Cash and temporary investments at September 30	4,044	1,904

Cash and temporary investments at December 31	$4,509	$5,360

CHANGES IN COMPONENTS OF WORKING CAPITAL

Receivables	$(110,248)	$(226,296)

Inventories	3,801	29,106

Deferred gas costs	10,194	(509)

Purchased gas	38,147	92,029

Prepaid and accrued taxes, net	12,176	18,015

Customers’ credit balances and deposits	8,310	(939)

Accounts payable & other	(7,287)	(7,835)

Broker margin accounts	2,769	(17,516)

Other, net	(11,370)	5,051

Total	$(53,508)	$(108,894)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid

for Interest (net of amounts capitalized)	$5,201	$7,110

Income taxes	$9,691	$70

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,	December 31,
	2001	2001	2000
	(unaudited)		(unaudited)

	(Thousands)
PROPERTY, PLANT AND EQUIPMENT

Utility plant, at cost	$1,025,775	$1,016,911	$986,515

Real estate properties and other, at cost	26,808	26,759	28,259

	1,052,583	1,043,670	1,014,774

Accumulated depreciation and amortization	(305,846)	(299,721)	(282,838)

Property, plant and equipment, net	746,737	743,949	731,936

CURRENT ASSETS

Cash and temporary investments	4,509	4,044	5,360

Construction fund	3,600	3,600	7,600

Customer accounts receivable	165,701	82,150	300,108

Unbilled revenues	30,865	3,941	33,811

Allowance for doubtful accounts	(3,236)	(3,026)	(3,398)

Gas in storage, at average cost	66,384	70,019	35,332

Materials and supplies, at average cost	2,837	3,003	2,910

Prepaid state taxes	—	8,268	—

Underrecovered gas costs	17,421	15,335	10,656

Derivatives	4,734	24,698	61,470

Broker margin accounts	26,129	28,898	3,711

Other	32,625	20,822	7,469

Total current assets	351,569	261,752	465,029

DEFERRED CHARGES AND OTHER

Equity Investments	14,572	15,468	20,367

Regulatory assets	80,228	98,753	88,557

Underrecovered gas costs	20,726	33,006	2,557

Derivatives	14,557	14,428	29,363

Other	24,702	24,836	10,643

Total deferred charges and other	154,785	186,491	151,487

Total assets	$1,253,091	$1,192,192	$1,348,452

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

	December 31,	September 30,	December 31,
	2001	2001	2000
	(unaudited)		(unaudited)

	(Thousands)

CAPITALIZATION

Common stock equity	$361,790	$352,069	$363,780

Redeemable preferred stock	298	298	400

Long-term debt	415,803	353,799	414,328

Total capitalization	777,891	706,166	778,508

CURRENT LIABILITIES
Current maturities of long-term debt	1,886	529	495

Short-term debt	66,200	85,800	18,000

Purchased gas	123,473	85,326	245,488

Accounts payable and other	30,879	38,166	32,576

Dividends payable	8,030	7,837	7,762

Accrued taxes	22,554	15,771	12,588

Derivatives	12,125	35,431	—

Customers’ credit balances and deposits	22,733	14,423	15,347

Total current liabilities	287,880	283,283	332,256

DEFERRED CREDITS

Deferred income taxes	88,555	95,182	111,212

Deferred investment tax credits	9,410	9,497	9,758

Deferred revenue	16,220	19,046	20,514

Derivatives	3,291	9,209	24,207

Manufactured gas plant remediation	53,840	53,840	45,219

Other	16,004	15,969	26,778

Total deferred credits	187,320	202,743	237,688

Total capitalization and liabilities	$1,253,091	$1,192,192	$1,348,452

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

         The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2001 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

         In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of the Company’s utility operations and other factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the entire year.

2.     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, New Jersey Natural Gas Company (NJNG), NJR Energy Services Company (Energy Services), NJR Retail Holdings Corporation (Retail Holdings), NJR Capital Services Corporation (Capital), and NJR Service Corporation.

         The Retail and Other segment includes Retail Holdings and its four wholly-owned subsidiaries, NJR Home Services Company (Home Services), NJR Natural Energy Company (Natural Energy), NJR Power Services Company and NJR Plumbing Services Company. Retail and Other also includes Capital and its wholly-owned subsidiaries, Commercial Realty & Resources Corp. (CR&R), NJR Investment Company and NJR Energy Corporation (NJR Energy).

3.     Derivative Activities

         Derivative activities are recorded in accordance with Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The change in fair value of these derivatives is recorded in net income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG utilizes to hedge its gas purchasing activities are recoverable through its Levelized Gas Adjustment Clause (LGA). Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of December 31, 2001.

         The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.

4.     Capitalized and Deferred Interest

         The Company’s capitalized interest totaled $122,000 and $266,000 for the three months ended December 31, 2001 and 2000, respectively.

         Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG recovers carrying costs on uncollected balances related to its manufactured gas plant (MGP) remediation expenditures (see Note 5c. Manufactured Gas Plant Remediation) and underrecovered gas costs (see Note 5b. LGA and Other Adjustment Clauses). Accordingly, Other income included $874,000 of deferred interest related to remediation and underrecovered gas costs for the three months ended December 31, 2001 and none in the three months ended December 31, 2000.

5.     Legal and Regulatory Proceedings

a.     Energy Deregulation Legislation

         In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS) and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service.

         The Act allows continuation of each utility’s role as a gas supplier at least until December 31, 2002. In June 2001, the BPU initiated a proceeding to review issues related to the potential of making the BGSS competitive. In July 2001, NJNG submitted a BGSS proposal that provides for additional customer choices and includes a request to develop new incentive mechanisms. In January 2002, the BPU issued an order which stated that BGSS could be provided by suppliers other than state gas utilities, but at this time it should be provided by the state’s natural gas utilities. The parties are currently discussing NJNG’s proposal and no assurance can be made as to the timing or terms of any resolution to such proposal.

b.     LGA and Other Adjustment Clauses

         In fiscal 2001, the BPU approved price increases of approximately 2 percent per month for a period from December 2000 through July 2001 under a Flexible Pricing Mechanism (FPM). The BPU ordered, based on the extraordinary circumstances prevailing at the time, that NJNG could accrue interest at the rate of 5.5 percent per year on its underrecovered gas costs commencing on April 1, 2001 and continuing through October 31, 2001. The BPU also directed NJNG to establish a Gas Cost Underrecovery Adjustment (GCUA) surcharge to collect the underrecovered gas costs, with interest, commencing December 1, 2001 until November 30, 2004.

         On November 15, 2001, NJNG filed with the BPU for the establishment of the GCUA to collect $29.9 million in underrecovered gas costs and sought to reduce the current gas cost recovery rate. The combined effect of the two changes resulted in an approximate 10.8 percent price decrease effective December 1, 2001. The filing also contained a proposal to extend the existing margin-sharing mechanisms related to its off-system sales and capacity management programs for two years beyond their currently scheduled expiration of December 31, 2002.

         On January 21, 2002, the NJNG filed with the BPU for an additional 3 percent price decrease as a result of lower projected gas costs. The BPU approved this filing on February 6, 2002 and the decrease became effective immediately.

c.     Manufactured Gas Plant Remediation

         NJNG has identified eleven former MGP sites, dating back to the late 1800’s and early 1900’s, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950’s and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owners. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

         With respect to ten of the MGP sites, until September 2000 most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of such ten MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures (as discussed in Note 4: Capitalized and Deferred Interest), will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999, and a BPU decision is anticipated by March 31, 2002. In January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000, and the parties are currently reviewing the details of the filing.

         In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. Prior to the institution of the suit, NJNG requested the insurance carriers to defend and indemnify it with respect to the environmental liability created by the former manufactured gas plants. The insurance carriers all denied coverage claiming that various terms in the policy preclude coverage. In 2001, settlements were reached with several of the excess carriers, while other carriers were dismissed without prejudice when it was determined that the state’s allocation method would not have assessed any liability to the particular carrier. In September

2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment that will be tendered in four annual installments. One carrier remains and NJNG is optimistic that a settlement can be reached in that matter. No assurance can be made as to the timing or terms of such settlement.

d.     South Brunswick Asphalt, L.P.

         NJNG has been named as a defendant in a civil action commenced in New Jersey Superior Court (Superior Court) by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies, seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG’s former MGP sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. In February 1991, the NJDEP issued letters classifying the tar emulsion/sand and gravel mixture at each site as dry industrial waste, a non-hazardous classification. In April 1996, in a meeting with all parties to the litigation and the judge assigned to the case, the NJDEP confirmed the non-hazardous classification, which will allow for conventional disposal. In May 1997, SBA submitted applications to the NJDEP for permits to allow SBA to recycle the tar emulsion/sand and gravel mixture at each site into asphalt, to be used as a paving material. In July 1998, SBA filed an amended complaint adding NJDEP to the proceedings to facilitate the resolution of these applications. NJDEP denied SBA’s requested permits, and in October 2001, the Superior Court dismissed all claims against NJDEP on the grounds that the Superior Court lacked jurisdiction to review NJDEP’s administrative denial of SBA’s permit applications, as well as NJDEP’s orders to SBA in 1984 and 1985 prohibiting SBA from using the tar emulsion/sand and gravel mixture as a road construction material. Discovery has now concluded in this litigation and it is anticipated that this case will be assigned a trial date in early to mid-2002. The Company does not believe that the ultimate resolution of this litigation will have a material adverse affect on its consolidated financial condition or results of operations.

e.     Combe Fill South Landfill

         NJNG has been joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the District of New Jersey (District Court) by the U.S. Environmental Protection Agency and the NJDEP. These two actions seek recovery of costs expended in connection with, and for continuation of the cleanup of, the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under the Comprehensive Environmental Response, Compensation and Liability Act Section 113 and the New Jersey Spill Act, declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. No specific monetary demands or scope of cleanup work have been set forth to date. NJNG is in the process of investigating the allegations, formulating its position with respect thereto and has agreed to participate in an alternate dispute resolution process encouraged by the District Court. Its insurance carriers have been notified and one has agreed to assume responsibility for the legal expenses, while reserving its rights with regard to liability. NJNG is currently unable to predict the extent, if any, to which it may have cleanup or other liability with respect to these civil actions, but would seek recovery of any such costs through the ratemaking process. No assurance can be given as to the timing or extent of the ultimate recovery of any such costs.

f.     Various

         The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6.     Earnings Per Share (EPS)

         The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 229,226 and 115,080 for the three months ended December 31, 2001 and 2000, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income before cumulative effect of a change in accounting and net income, respectively.

         Net income for the three months ended December 31, 2000 included a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

7.     Construction Fund and Long-Term Debt

         In January 2001, the Company closed on a $285-million revolving credit agreement with several banks. The Company portion of the facility consisted of $135 million with a three-year term and the NJNG portion of the facility consisted of $50 million with a 364-day term and $100 million with a three-year term. In January 2002, the NJNG 364-day portion of the facility was increased to $80 million. The Company also had a separate $20-million facility that expired on December 31, 2001. The Company facilities are used to finance unregulated operations. The NJNG facility is used to support its commercial paper borrowings. Consistent with management’s intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, the Company included $50 million of commercial paper borrowings as Long-term debt on the Consolidated Balance Sheet at December 31, 2001, September 30, 2001 and December 31, 2000.

         In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. NJNG has drawn down $14.4 million of these funds through December 31, 2001 and expects to draw down the remaining $3.6 million in April 2002.

8.     Segment Reporting

         The segment data has been reclassified to reflect the new business segments that are discussed in Note 2: Principles of Consolidation. The Natural Gas Distribution segment consists of regulated energy and off-system and capacity management operations. The Energy Services segment consists of unregulated fuel and capacity management operations. The Retail and Other segment consists of appliance service, commercial real estate development, retail marketing, investment and other corporate activities.

	Three Months Ended
	December 31

	2001	2000

	(Thousands)

Operating Revenues

Natural Gas Distribution	$219,948	$324,799

Energy Services	170,888	338,344

Retail and Other	5,093	6,329

Subtotal	395,929	669,472

Intersegment revenues	(98)	(1,985)

Total	$395,831	$667,487

Operating Income

Natural Gas Distribution	$29,998	$31,193

Energy Services	3,525	4,071

Retail and Other	1,247	1,001

Total	$34,770	$36,265

The Company’s assets for the various business segments are detailed below:

	As of	As of	As of
	December 31, 2001	September 30, 2001	December 31, 2000

	(Thousands)

Assets

Natural Gas Distribution	$1,079,109	$1,065,748	$1,063,269

Energy Services	123,509	78,042	220,208

Retail and Other	50,473	48,402	64,975

Total	$1,253,091	$1,192,192	$1,348,452

9.     Investments

         Equity investments, which were purchased as long-term investments, are classified as available for sale and are carried at their estimated fair value, with any unrealized gains or losses included in Other comprehensive income, a component of Common stock equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. For investments in which significant influence does not exist, the cost method of accounting is applied. Included in Equity investments on the Consolidated Balance Sheet is the Company’s less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines, which completed its initial public offering in June 2000. Other comprehensive income for the three months ended December 31, 2001, includes an after-tax unrealized loss of $93,000 associated with the Capstone investment. Through December 31, 2001, accumulated other comprehensive income includes an after-tax unrealized loss of $128,000 related to Capstone.

         In July 2001, the Company entered into a five-year zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. Included in Other comprehensive income for the three months ended December 31, 2001 is a $21,000 unrealized loss related to this collar. Through December 31, 2001, accumulated other comprehensive income includes a $431,000 unrealized gain related to this collar.

10.     Comprehensive Income

	Three Months Ended
	December 31,

	2001	2000

	(Thousands)
Net income	$19,681	$17,709

Other comprehensive income:

Change in fair value of equity investments, net	601	(8,649)

Change in fair value of derivatives, net	(6,824)	11,840

Cumulative effect of a change in accounting for derivatives, net	—	20,530

Total Other comprehensive income	$(6,223)	$23,721

Comprehensive income	$13,458	$41,430

11.     Change in accounting

Effective October 1, 2000, the Company adopted SFAS 133. (See Note 3: Derivative Activities)

At October 1, 2000, the effect of adopting SFAS 133 was as follows:

(Thousands)
Increase/
(Decrease)

Fair value of derivative assets	$56,963

Fair value of derivative liabilities	$17,657

Regulatory liability	$6,834

Cumulative effect on net income from a change in accounting, net	$(1,347)

Cumulative effect of a change in accounting for derivatives in other comprehensive income, net	$20,530

         The cumulative effect on net income from a change in accounting resulted from derivatives that do not qualify for hedge accounting.

         The amounts included in Other comprehensive income related to natural gas instruments will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to accumulated other comprehensive income at December 31, 2001, $3.2 million is expected to be recorded as an increase to gas costs in 2002. For the three months ended December 31, 2001 and 2000, $15.3 million was credited and $1 million was charged to gas costs, respectively. Those amounts related to interest rate instruments will reduce or be charged to interest expense as the future transaction occurs. There are no amounts in Other comprehensive income related to interest rate instruments.

         The cash flow hedges described above cover various periods of time ranging from January 2002 to October 2010.

12.     Commitments and contingent liabilities

         Energy Services has entered into a ten-year marketing and management agreement for the Stagecoach storage project in New York State. Stagecoach is a 12 billion cubic feet (Bcf) high-injection/high- withdrawal facility with interstate pipeline connections to the Northeast markets.

         Energy Services is the exclusive agent for marketing Stagecoach services for a 10-year period ending March 31, 2012. During this 10-year period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of $18 million for the period from April 1, 2002 to March 31, 2003 and $22 million annually from April 1, 2003 to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services. In addition, Energy Services believes that the price at which it would be required to purchase these services is currently below market. Energy Services has reached a three-year agreement with a third party for the purchase of over 20 percent of the required level of services from Stagecoach. Due to the attractive pricing available to Energy Services, as compared with current market prices, and the current and expected level of third-party contracts, the Company believes that the potential purchase obligation in the Stagecoach agreement will not result in any future losses.

         Additionally, under the Stagecoach agreement, Energy Services is required to provide to, and maintain at, the Stagecoach facility 2 Bcf of firm base gas, and to manage 3 Bcf of interruptible base gas for the 10-year period of the agreement.

13.     Other

         At December 31, 2001, there were 17,850,121 shares of common stock outstanding and the book value per share was $20.27.

         Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001

A. RESULTS OF OPERATIONS

         Net income for the quarter ended December 31, 2001 increased 11 percent to $19.7 million, compared with $17.7 million for the same period last year. Basic EPS increased 10 percent to $1.10, compared with $1.00 last year. Diluted EPS increased 9 percent to $1.09, compared with $1.00 last year.

         The increase in consolidated net income was attributable primarily to continued profitable customer growth at the Company’s principal subsidiary, NJNG, reduced operation and maintenance expenses, lower net interest charges and higher results in NJRES and Home Services, which more than offset the impact of warm weather.

         Consolidated net income for the quarter ended December 31, 2000 included a charge of $1.3 million, or $.08 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

NJNG OPERATIONS

         NJNG’s financial results are summarized as follows:

	Three Months Ended
	December 31,

	2001	2000

	(Thousands)
Gross margin

Residential and commercial	$49,952	$49,357

Transportation	6,083	9,550

Total firm margin	56,035	58,907

Off-system and capacity management	1,635	1,325

Interruptible	212	192

Total gross margin	$57,882	$60,424

Operating income	$29,998	$31,193

Other income	$1,101	$52

Cumulative effect of a change in accounting	—	$(275)

Net income	$17,134	$16,451

Gross Margin

         Gross margin is defined as gas revenues less gas costs, sales tax and a Transitional Energy Facilities Assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG’s tariff. The LGA allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to other utilities, off-system sales and federal accounts.

Firm Margin

         Residential and commercial (i.e., firm) gross margin is subject to the WNC, which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG’s last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG’s gross margin due to weather fluctuations.

         The components of gross margin from firm customers are affected by customers switching between sales service and transportation service. NJNG’s total gross margin is not affected negatively by customers who utilize its transportation service and purchase their gas from another supplier because its tariff is designed such that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase gas from another supplier continue to utilize NJNG for transportation service.

         Total firm margin decreased $2.9 million, or 4.9 percent, for the three months ended December 31, 2001, compared with the same period last year, due primarily to 32 percent warmer weather than last year, resulting in lower average customer usage, which more than offset the impact of customer growth and the WNC.

         The weather for the three months ended December 31, 2001 was 21 percent warmer than normal, which, in accordance with the WNC, resulted in the accrual of $6.6 million of gross margin for recovery from its customers in the future. At December 31, 2001, NJNG also had $4 million in accrued WNC margins to be collected from its customers in fiscal 2002 due to the impact of weather in prior fiscal years.

         Sales to firm customers were 13.1 Bcf for the three months ended December 31, 2001, compared with 16.8 Bcf for the same period last year. Gross margin from sales to firm customers increased $595,000, or 1 percent, for the three months ended December 31, 2001, compared with the same period last year. The increase in gross margin was due primarily to the impact of 11,461 customer additions during the twelve months ended December 31, 2001, the impact of the WNC and firm transportation customers switching back to firm sales service, which more than offset the decrease in sales due to the warm weather.

         Gross margin from transportation service decreased $3.4 million, or 36 percent, for the three months ended December 31, 2001, compared with the same period last year. The decrease in margin was due primarily to customers switching back to sales service. NJNG transported 2.1 Bcf and 3.6 Bcf for the three months ended December 31, 2001 and 2000, respectively.

         NJNG had 10,273 and 24,967 residential customers and 3,566 and 3,632 commercial customers using transportation service at December 31, 2001 and 2000, respectively. The decrease in the number of transportation customers was due primarily to changes in market conditions, which resulted in customers returning to sales service from transportation service.

Off-System and Capacity Management

         To reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998 through December 31, 2002, NJNG retains 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the LGA.

         An incentive mechanism designed to reduce the fixed cost of NJNG’s gas supply portfolio also became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services is shared between customers and shareowners. Under this program, NJNG retains 40 percent of the savings for the first 12 months following any transaction and retains 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the LGA.

         NJNG also has a Financial Risk Management (FRM) program, which is designed to provide price stability to it’s system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through December 31, 2002.

         NJNG has requested an extension of these incentives through December 31, 2004.

         NJNG’s off-system sales, capacity management and FRM programs totaled 26.2 Bcf and generated $1.6 million of gross margin, for the three months ended December 31, 2001, compared with 29.2 Bcf and $1.3 million of gross margin for the respective period last year. The increase in margin was due primarily to the demand reduction incentive related to the renegotiation of two capacity contracts.

Interruptible

         NJNG serves 54 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5 percent of total throughput in the three months ended December 31, 2001 and 2000, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the LGA. Interruptible sales were .1 Bcf and .2 Bcf for the three months ended December 31, 2001 and 2000, respectively. In addition, NJNG transported 2.3 Bcf and 2.2 Bcf for the three months ended December 31, 2001 and 2000, respectively, for its interruptible customers.

Operating Income

         Operating income decreased $1.2 million, or 4 percent, for the three months ended December 31, 2001, compared with the same period last year. The decrease for the three-month period was due primarily to the decrease in firm gross margin described above, which was partially offset by a reduction in operation and maintenance (O&M) expenses. The reduction in O&M was due primarily to the benefits of an early retirement program initiated in the same period last year, a reduction in bad debt expense associated with lower revenue and general cost control efforts.

Net Income

         Net income increased $683,000, or 4 percent, for the three months ended December 31, 2001, compared with the same period last year, as lower interest costs due to lower interest rates and increased recovery of carrying costs on deferred regulatory assets (see Note 4. Capitalized and Deferred Interest), which is included in Other income, more than offset the lower operating income.

         Net income for the three months ended December 31, 2000 included a charge of $275,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

ENERGY SERVICES OPERATIONS

         Energy Services’ provides unregulated fuel and capacity management and wholesale marketing services.

	Three Months Ended
	December 31,

	2001	2000

	(Thousands)
Revenues	$170,888	$338,344

Gross margin	$4,420	$4,801

Operating income	$3,525	$4,071

Other income	$55	$255

Cumulative effect of a change in accounting	—	$(688)

Net income	$2,136	$1,937

         Energy Services’ revenues decreased due primarily to significantly lower wholesale natural gas prices prevailing during the three months ended December 31, 2001, which more than offset higher sales. Energy Services’ gross margin and operating income decreased for the three months ended December 31, 2001, compared to the same period last year, as a result of slightly lower margins from pipeline transactions. Net income for the three months ended December 31, 2000 included a charge of $688,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

         Energy deliveries increased to 60.9 Bcf for the three months ended December 31, 2001, compared with 55.7 Bcf for the same period last year. The increase was due primarily to additional volumes from pipeline, storage and capacity transactions, and additional sales to wholesale customers.

RETAIL AND OTHER OPERATIONS

         Retail and Other consists primarily of Home Services, which provides appliance and installation services to approximately 131,000 customers, Natural Energy, which has participated in the unregulated retail marketing of natural gas, CR&R, which develops commercial real estate, and NJR Energy, which consists primarily of equity investments in Capstone and the Iroquois Gas Transmission System, L.P. (Iroquois). The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,

	2001	2000

	(Thousands)
Revenues	$5,093	$6,329

Other income	$96	$292

Cumulative effect of a change in accounting	—	$(384)

Net income (loss)	$411	$(679)

         Retail and Other revenues decreased due primarily to the expiration of Natural Energy’s residential contracts, which more than offset increased revenue at Home Services.

         Net income for the three months ended December 31, 2001 increased due primarily to improved results at Home Services, and last year’s results included a charge of $384,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

         In 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B. LIQUIDITY AND CAPITAL RESOURCES

         In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks totaling $135 million. At December 31, 2001, there was $98.9 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The Company meets its common equity requirements, if any, through new issuances of the Company’s common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan’s needs. The Company can switch funding options every 90 days.

NJNG

         The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs, MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $180 million, consisting of $80 million with a 364-day term and $100 million with a three-year term.

         Remaining fiscal 2002 construction expenditures are estimated at $38 million. These expenditures will be incurred for services, mains and meters to support NJNG’s continued customer growth, and general system renewals and improvements. In addition, NJNG incurred $2.8 million remediating its former manufactured gas plants during the three months ended December 31, 2001 and estimates additional expenditures of approximately $16.8 million, net of insurance recoveries, for the remaining nine months of fiscal 2002.

         NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and the draw down of $3.6 million remaining in its EDA construction fund. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of at least 50 percent, which is consistent with maintaining its current short- and long-term credit ratings.

ENERGY SERVICES

         Energy Services does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002.

RETAIL AND OTHER

         Retail and Other does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

Commodity Market Risks

         Natural gas is a nationally traded commodity, and its prices are determined effectively by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

         The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, which utilizes futures, options and swaps to hedge against price fluctuations. Second, Energy Services has hedged purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

         NJR Energy has hedged both its price and physical delivery risks associated with the Gas Sale Contract. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay to the counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by the counterparties of an index price, plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second gas marketing company for the identical volumes that it is obligated to sell under the Gas Sale Contract, under which it pays the identical floating price it receives under the swap agreements mentioned above.

         The following is a summary of commodity derivatives as of December 31, 2001:

				Amounts included in
		Volume	Price per	Derivatives
		in Bcf	Mmbtu	Thousands

NJNG	Futures	0.52	$2.94-5.57	$(6,196.2)

	Swaps	40.33		$8,358.7

	Options	1.65	$2.00-10.00	$(3,475.0)

Energy Services	Futures	15.92	$2.225-5.815	$(5,093.6)

	Swaps	94.99		$9,711.6

	Options	3.40	$1.75-3.00	$287.0

NJR Energy Corp.	Swaps	20.90		$(1,544.8)

         The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at December 31, 2001, using the variance-covariance method with a 95 percent confidence level and a one-day holding period, was $293,700. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk – Long-Term Debt

         As of December 31, 2001, the Company (excluding NJNG) had variable rate debt of $98.9 million. If interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $583,000. As of December 31, 2000, the Company had variable-rate debt outstanding of $115.9 million.

         At December 31, 2001, NJNG had total variable-rate debt outstanding of $147 million, of which $56 million has been hedged by the purchase of a 6.5-percent interest rate cap through the year 2003. According to the Company’s sensitivity analysis, NJNG’s annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5 percent interest rate cap, is limited to $1.1 million and $1 million, net of tax, at December 31, 2001 and 2000, respectively. If interest rates were to change by 100 basis points on the remaining $91 million of variable rate debt, NJNG’s annual interest expense, net of tax, would change by $537,000 at both December 31, 2001 and 2000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, expected capital expenditures and external financing requirements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “continue,” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

         The Company wishes to caution readers that the assumptions that form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2002 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions and economic conditions, demographic changes in NJNG’s service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG’s customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canadian reserves for export to the United States and other regulatory changes.

         While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 — Legal and Regulatory Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         (a)  An annual meeting of shareholders was held on January 23, 2002.

         (c)  The shareholders voted upon the following matters at the January 23, 2002 annual shareholders meeting:

         (i)  The election of three (3) directors, each to serve for three-year terms expiring in 2005, and until their respective successors are duly elected and are qualified. The results of the voting were as follows:

Director	For	Withheld
Nina Aversano	11,520,354	2,603,734

Leonard S. Coleman	13,710,377	413,711

Dorothy K. Light	13,707,461	416,627

         (ii)  The merger of the Long-Term Incentive Compensation Plan for employees and the Restricted Stock and Stock Option Program for Outside Directors into one plan and an increase in the number of shares authorized for awards to 2,625,000 from 1,775,000. The results of the voting were as follows:

For	Against	Abstain
9,959,761	3,897,848	266,479

         (iii)  The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2002. The results of the voting were as follows:

For	Against	Abstain
13,965,771	77,575	80,742

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

         On January 10, 2002 and January 23, 2002, reports on Form 8-K were filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION

Date: February 12, 2002	/s/Glenn C. Lockwood

Glenn C. Lockwood

Senior Vice President

and Chief Financial Officer