Form 10-Q
period 2002-03-31
NEW JERSEY RESOURCES CORP
filed 2002-05-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002      Commission file number 1-8359


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

                                   YES: X NO:

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2002 was 26,951,369.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 MARCH 31,                       MARCH 31,
                                                                           2002             2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands, except per share data)
OPERATING REVENUES .................................................    $  525,780       $  890,035      $  921,611      $1,557,522
                                                                        ----------       ----------      ----------      ----------

OPERATING EXPENSES
  Gas purchases ....................................................       419,883          784,119         738,363       1,369,776
  Operation and maintenance ........................................        23,531           23,313          46,603          47,231
  Depreciation and amortization ....................................         7,538            8,154          15,969          16,377
  Energy and other taxes ...........................................        15,528           18,635          26,606          32,059
                                                                        ----------       ----------      ----------      ----------
 Total operating expenses ..........................................       466,480          834,221         827,541       1,465,443
                                                                        ----------       ----------      ----------      ----------
OPERATING INCOME ...................................................        59,300           55,814          94,070          92,079
Other income .......................................................           998            2,102           2,250           2,695

Interest charges, net ..............................................         4,070            5,367           8,455          11,036
                                                                        ----------       ----------      ----------      ----------
INCOME BEFORE INCOME TAXES .........................................        56,228           52,549          87,865          83,738
Income tax provision ...............................................        21,298           19,519          33,254          31,652
                                                                        ----------       ----------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 ...................................................................        34,930           33,030          54,611          52,086
Cumulative effect of a change in accounting for
derivatives, net of tax of $930 ....................................           --               --              --           (1,347)
                                                                        ----------       ----------      ----------      ----------
NET INCOME .........................................................    $   34,930       $   33,030      $   54,611      $   50,739
                                                                        ==========       ==========      ==========      ==========
EARNINGS PER COMMON SHARE-BASIC
     INCOME BEFORE ACCOUNTING CHANGE ...............................    $     1.30       $     1.24      $     2.04      $     1.96
                                                                        ==========       ==========      ==========      ==========
     NET INCOME ....................................................    $     1.30       $     1.24      $     2.04      $     1.91
                                                                        ==========       ==========      ==========      ==========
EARNINGS PER COMMON SHARE-DILUTED
     INCOME BEFORE ACCOUNTING CHANGE ...............................    $     1.29       $     1.24      $     2.01      $     1.95
                                                                        ==========       ==========      ==========      ==========
     NET INCOME ....................................................    $     1.29       $     1.24      $     2.01      $     1.90
                                                                        ==========       ==========      ==========      ==========

DIVIDENDS PER COMMON SHARE .........................................    $      .30       $      .29      $      .60      $      .59
                                                                        ==========       ==========      ==========      ==========
AVERAGE SHARES OUTSTANDING
     BASIC .........................................................        26,863           26,574          26,800          26,508
                                                                        ==========       ==========      ==========      ==========
     DILUTED .......................................................        27,163           26,727          27,108          26,673
                                                                        ==========       ==========      ==========      ==========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          SIX MONTHS ENDED
                                                                                                              MARCH 31,
(Thousands)                                                                                             2002             2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..............................................................................            $  54,611       $  50,739
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..........................................................               15,969          16,377
  Amortization of deferred charges .......................................................                2,816           3,382
  Deferred income taxes ..................................................................                2,315           8,261
  Manufactured gas plant remediation costs ...............................................               (6,197)         (5,457)
  Change in working capital ..............................................................              (42,366)        (24,801)
  Other, net .............................................................................                 (383)          1,629
                                                                                                      ---------       ---------
Net cash flows from operating activities .................................................               26,765          50,130
                                                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock ..............................................................                6,639           6,549
 Proceeds from long-term debt ............................................................               89,231              --
 Payments of long-term debt ..............................................................                 (815)        (43,343)
 Purchases of treasury stock .............................................................               (1,676)         (1,983)
 Payments of common stock dividends ......................................................              (15,867)        (15,357)
 Net change in short-term debt ...........................................................              (80,600)         39,700
                                                                                                      ---------       ---------
Net cash flows from financing activities .................................................               (3,088)        (14,434)
                                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..........................................................................              (20,368)        (19,936)
  Real estate properties and other .......................................................                 (318)         (3,099)
  Equity investments .....................................................................                   --            (278)
  Cost of removal ........................................................................               (1,854)         (1,364)
 Proceeds from asset sales ...............................................................                1,014           4,161
                                                                                                      ---------       ---------
Net cash flows from investing activities .................................................              (21,526)        (20,516)
                                                                                                      ---------       ---------
Net change in cash and temporary investments .............................................                2,151          15,180
Cash and temporary investments at September 30 ...........................................                4,044           1,904
                                                                                                      ---------       ---------
Cash and temporary investments at March 31 ...............................................            $   6,195       $  17,084
                                                                                                      =========       =========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .............................................................................            $(128,669)      $(191,607)
 Inventories .............................................................................               27,752          51,019
 Deferred gas costs ......................................................................               12,672         (16,233)
 Purchased gas ...........................................................................               48,814         119,256
 Prepaid and accrued taxes, net ..........................................................               34,751          38,029
 Customers' credit balances and deposits .................................................               (3,791)         (9,806)
 Accounts payable & other ................................................................               (6,638)         (8,800)
 Broker margin accounts ..................................................................              (15,571)         (6,589)
 Other, net ..............................................................................              (11,686)            (70)
                                                                                                      ---------       ---------
Total ....................................................................................            $ (42,366)      $ (24,801)
                                                                                                      =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...................................................            $   7,288       $   9,818
 Income taxes ............................................................................            $  27,428       $   3,440


                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,        SEPTEMBER 30,          MARCH 31,
                                                                                  2002               2001                 2001
                                                                              (unaudited)                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Thousands)
PROPERTY, PLANT AND EQUIPMENT
  Utility plant, at cost .............................................        $ 1,034,225         $ 1,016,911         $   994,935
  Real estate properties and other, at cost ..........................             27,075              26,759              29,730
                                                                              -----------         -----------         -----------
                                                                                1,061,300           1,043,670           1,024,665
  Accumulated depreciation and amortization ..........................           (312,262)           (299,721)           (289,015)
                                                                              -----------         -----------         -----------
   Property, plant and equipment, net ................................            749,038             743,949             735,650
                                                                              -----------         -----------         -----------

CURRENT ASSETS
  Cash and temporary investments .....................................              6,195               4,044              17,084
  Construction fund ..................................................              3,600               3,600               7,600
  Customer accounts receivable .......................................            200,099              82,150             285,482
  Unbilled revenues ..................................................             15,600               3,941              14,385
  Allowance for doubtful accounts ....................................             (3,775)             (3,026)             (4,025)
  Gas in storage, at average cost ....................................             42,544              70,019              13,209
  Materials and supplies, at average cost ............................              2,726               3,003               3,120
  Prepaid state taxes ................................................                 --               8,268                  --
  Underrecovered gas costs ...........................................             18,888              15,335              28,937
  Derivatives ........................................................             10,645              24,698              51,471
  Broker margin accounts .............................................             44,469              28,898                  --
  Other ..............................................................             28,840              20,822              14,237
                                                                              -----------         -----------         -----------
   Total current assets ..............................................            369,831             261,752             431,500
                                                                              -----------         -----------         -----------

DEFERRED CHARGES AND OTHER
  Equity investments .................................................             14,316              15,468              20,433
  Regulatory assets ..................................................             81,398              98,753              96,465
  Underrecovered gas costs ...........................................             16,781              33,006                  --
  Derivatives ........................................................              9,222              14,428              13,750
  Other ..............................................................             28,658              24,836               9,285
                                                                              -----------         -----------         -----------
   Total deferred charges and other ..................................            150,375             186,491             139,933
                                                                              -----------         -----------         -----------

         Total assets ................................................        $ 1,269,244         $ 1,192,192         $ 1,307,083
                                                                              ===========         ===========         ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

------------------------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,        SEPTEMBER 30,       MARCH 31,
                                                                                  2002               2001              2001
                                                                               (unaudited)                          (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Thousands)
CAPITALIZATION
  Common stock equity ..................................................        $  372,839        $  352,069        $  390,001
  Redeemable preferred stock ...........................................               298               298               400
  Long-term debt .......................................................           415,822           353,799           298,185
                                                                                ----------        ----------        ----------
   Total capitalization ................................................           788,959           706,166           688,586
                                                                                ----------        ----------        ----------

CURRENT LIABILITIES
  Current maturities of long-term debt .................................            26,922               529               495
  Short-term debt ......................................................             5,200            85,800            33,000
  Purchased gas ........................................................           134,140            85,326           272,715
  Accounts payable and other ...........................................            31,528            38,166            31,611
  Dividends payable ....................................................             8,069             7,837             7,804
  Accrued taxes ........................................................            45,717            15,771            33,103
  Derivatives ..........................................................            35,337            35,431            10,569
  Broker margin accounts ...............................................                --                --             7,216
  Customers' credit balances and deposits ..............................            10,632            14,423             6,480
                                                                                ----------        ----------        ----------
   Total current liabilities ...........................................           297,545           283,283           402,993
                                                                                ----------        ----------        ----------

DEFERRED CREDITS
  Deferred income taxes ................................................            77,067            95,182           113,234
  Deferred investment tax credits ......................................             9,323             9,497             9,671
  Deferred revenue .....................................................            15,820            19,046            20,027
  Derivatives ..........................................................             5,307             9,209             8,212
  Manufactured gas plant remediation ...................................            53,840            53,840            45,219
  Other ................................................................            21,383            15,969            19,141
                                                                                ----------        ----------        ----------
   Total deferred credits ..............................................           182,740           202,743           215,504
                                                                                ----------        ----------        ----------
         Total capitalization and liabilities ..........................        $1,269,244        $1,192,192        $1,307,083
                                                                                ==========        ==========        ==========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General

      The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2001 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of the Company's utility operations and other factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the entire year.

2. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, New Jersey Natural Gas Company (NJNG), NJR Energy Services Company (Energy Services), NJR Retail Holdings Corporation (Retail Holdings), NJR Capital Services Corporation (Capital) and NJR Service Corporation.

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

3. Capitalized and Deferred Interest

      The Company's capitalized interest totaled $106,000 and $267,000 for the three months ended March 31, 2002 and 2001, respectively, and $228,000 and $533,000 for the six months ended March 31, 2002 and 2001, respectively.

      Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG recovers carrying costs on uncollected balances related to its manufactured gas plant (MGP) remediation expenditures (see Note 4c. Manufactured Gas Plant Remediation) and underrecovered gas costs (see Note 4b. LGA and Other Adjustment Clauses). Accordingly, Other income included deferred interest of $658,000 and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, and $1.5 million and $1.1 million for the six months ended March 31, 2002 and 2001, respectively, related to remediation and underrecovered gas costs.

4.  Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

      In February 1999, the Electric Discount and Energy Competition Act (Act), which provides the framework for the restructuring of New Jersey's energy markets, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS) and Delivery (i.e., transportation) service prices as required by the Act, and expand an incentive for residential and small commercial customers to switch to transportation service.

      The Act allows continuation of each utility's role as a gas supplier at least until December 31, 2002. In June 2001, the BPU initiated a proceeding to review issues related to the potential of making the BGSS competitive. In July 2001, NJNG submitted a BGSS proposal that provides for additional customer choices and includes a request to develop new incentive mechanisms. In January 2002, the BPU issued an order which stated that BGSS could be provided by suppliers other than state gas utilities, but at this time it should be provided by the state's natural gas utilities. The parties are currently discussing NJNG's July 2001 proposal and no assurance can be made as to the timing or terms of any resolution to such proposal.

b.  LGA and Other Adjustment Clauses

      In fiscal 2001, the BPU approved price increases of approximately 2 percent per month for a period from December 2000 through July 2001 under a Flexible Pricing Mechanism (FPM). The BPU ordered, based on the extraordinary circumstances prevailing at the time, that NJNG could accrue interest at the rate of 5.5 percent per year on its underrecovered gas costs commencing on April 1, 2001 and continuing through October 31, 2001. The BPU also directed NJNG to establish a Gas Cost Underrecovery Adjustment (GCUA) surcharge to collect the underrecovered gas costs and accrue interest at a rate of 5.75 percent per year, commencing December 1, 2001 until November 30, 2004.

      On November 15, 2001, NJNG filed with the BPU for the establishment of the GCUA to collect $29.9 million in underrecovered gas costs and sought to reduce the current gas cost recovery rate. The combined effect of the two changes resulted in an approximate 10.8 percent price decrease effective December 1, 2001. The filing also contained a proposal to extend the existing margin-sharing mechanisms related to NJNG's off-system sales and capacity management programs for two years beyond their currently scheduled expiration of December 31, 2002.

      On January 21, 2002, NJNG filed with the BPU for an additional 3 percent price decrease as a result of lower projected gas costs. The BPU approved this filing on February 6, 2002 and the decrease became effective immediately.

c. Manufactured Gas Plant Remediation

      NJNG has identified eleven former MGP sites, dating back to the late 1800's and early 1900's, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950's and in some cases had been discontinued many years earlier, and all of the old gas manufacturing facilities were subsequently dismantled by NJNG or the former owners. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all eleven sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

      With respect to ten of the MGP sites, until September 2000 most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of such ten MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998 over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures (as discussed in Note 4: Capitalized and Deferred Interest), will be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999. In January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000, and the parties are currently reviewing the details of these filings.

      In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. Prior to the institution of the suit, NJNG requested the insurance carriers to defend and indemnify it with respect to the environmental liability created by the former manufactured gas plants. The insurance carriers all denied coverage claiming that various terms in the policy preclude coverage. In 2001, settlements were reached with several of the excess carriers, while other carriers were dismissed without prejudice when it was determined that the state's allocation method would not have assessed any liability to the particular carrier. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG's coverage. This settlement involves a significant cash payment to NJNG that will be tendered in four annual installments. One carrier remains and NJNG is optimistic that a settlement can be reached in that matter. No assurance can be made as to the timing or terms of such settlement.

d. South Brunswick Asphalt, L.P.

      NJNG was named as a defendant in a civil action commenced in New Jersey Superior Court (Superior Court) by South Brunswick Asphalt, L.P. (SBA) and its affiliated companies, seeking damages arising from alleged environmental contamination at three sites owned or occupied by SBA and its affiliated companies. Specifically, the suit charges that tar emulsion removed from 1979 to 1983 by an affiliate of SBA (Seal Tite Corp.) from NJNG's former MGP sites has been alleged by the NJDEP to constitute a hazardous waste and that the tar emulsion has contaminated the soil and ground water at the three sites in question. The case proceeded to trial in April 2002 and on May 2, 2002, a verdict on liability was entered in favor of SBA. Prior to a decision on the amount of liability, the parties entered into a settlement agreement. NJNG believes that the settlement costs are recoverable through the ratemaking process (See Management's discussion in Item 2 (MD&A) under the heading Critical Accounting Policies, Environmental Items) and therefore does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations. No assurance can be given as to the timing or extent of the ultimate recovery of such costs.

e. Combe Fill South Landfill

      NJNG was joined as a third-party defendant in two civil actions commenced in October 1998 in the U.S. District Court for the District of New Jersey (District Court) by the U.S. Environmental Protection Agency and the NJDEP. These two actions seek recovery of costs expended in connection with, and for continuation of the cleanup of, the Combe Fill South Landfill, a Superfund site in Chester, New Jersey. The plaintiffs claim that hazardous waste NJNG is alleged to have generated was sent to the site. There are approximately 180 defendants and third-party defendants in the actions thus far. Each third-party complaint seeks damages under the Comprehensive Environmental Response, Compensation and Liability Act, the New Jersey Spill Act and declaratory relief holding each third-party defendant strictly liable, and contribution and indemnification under the common law of the United States and New Jersey. The case has recently been settled with respect to NJNG and a number of other de micromis parties (defined as disposing of less than 0.1% of the waste into the site), and a court order confirming the settlement was entered on May 9, 2002. The settlement provides for release of NJNG from all claims, including future claims and natural resource damages. The third-party plaintiffs retained the right to seek to reopen the settlement if future developments result in a change in NJNG's status as a de micromis party. NJNG determined that the amount of the settlement was immaterial and, based on the required change in the amount of the waste at the site before the settlement could be reopened, NJNG currently believes that its status should not change. No assurance can be given as to the possibility that NJNG's status as a de micromis party will not change in the future.

f. Various

      The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

5. Earnings Per Share (EPS)

      On January 22, 2002 the Board of Directors approved a three-for-two split of its outstanding shares of common stock and on March 4, 2002, the Company began trading on a post-split basis. All share and per share amounts have been adjusted to reflect this split.

      The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 300,635 and 138,318 for the three months ended March 31, 2002 and 2001, respectively and 308,252 and 149,945 for the six months ended March 31, 2002 and 2001, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income before cumulative effect of a change in accounting and net income, respectively.

      Net income for the six months ended March 31, 2001 included a charge of $1.3 million, or $.05 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

6. Construction Fund and Long-Term Debt

      The Company has $335-million in revolving credit agreements with several banks. The Company portion of the facility consists of $135 million with a three-year term and the NJNG portion of the facility consists of $100 million with a 364-day term and $100 million with a three-year term. The Company facilities are used to finance unregulated operations. The NJNG facility is used to support its commercial paper borrowings. Consistent with management's intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, the Company included $50 million of commercial paper borrowings as Long-term debt on the Consolidated Balance Sheet at March 31, 2002, September 30, 2001 and March 31, 2001.

      In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. NJNG has drawn down $14.4 million of these funds through March 31, 2002 and the remaining $3.6 million was drawn down on May 8, 2002.

7. Segment Reporting

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

                                 Three Months Ended              Six Months Ended
                                      March 31,                      March 31,
                                 2002           2001           2002             2001
                               ---------------------------------------------------------
                                                    (Thousands)
Operating Revenues
  Natural Gas Distribution     $ 289,609      $ 420,805      $ 509,557      $   745,604
  Energy Services                231,581        465,155        402,469          803,499
  Retail and Other                 4,612          5,808          9,705           12,137
                               ---------      ---------      ---------      -----------
Subtotal                         525,802        891,768        921,731        1,561,240
  Intersegment revenues              (22)        (1,733)          (120)          (3,718)
                               ---------      ---------      ---------      -----------
Total                          $ 525,780      $ 890,035      $ 921,611      $ 1,557,522
                               =========      =========      =========      ===========

Operating Income
  Natural Gas Distribution     $  53,002      $  53,081      $  83,000      $    84,274
  Energy Services                  5,222          1,435          8,747            5,506
  Retail and Other                 1,076          1,298          2,323            2,299
                               ---------      ---------      ---------      -----------
Total                          $  59,300      $  55,814      $  94,070      $    92,079
                               =========      =========      =========      ===========

The Company's assets for the various business segments are detailed below:

                                   As of                As of              As of
                               March 31, 2002    September 30, 2001    March 31, 2001
                               ------------------------------------------------------
                                                    (Thousands)
Assets
  Natural Gas Distribution       $1,054,556          $1,065,748          $1,072,934
  Energy Services                   162,972              78,042             148,791
  Retail and Other                   51,716              48,402              85,358
                                 ----------          ----------          ----------
Total                            $1,269,244          $1,192,192          $1,307,083
                                 ==========          ==========          ==========

8. Investments

      Included in Equity investments on the Consolidated Balance Sheet is the Company's less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines, which completed its initial public offering in June 2000. In July 2001, the Company entered into a five-year zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. The change in Other comprehensive income for the six months ended March 31, 2002 is a $94,000 unrealized gain related to this collar. Through March 31, 2002, accumulated other comprehensive income includes a $546,000 unrealized gain related to this collar.

9. Comprehensive Income

                                                         Three Months Ended              Six Months Ended
                                                             March 31,                       March 31,
                                                        2002            2001            2002            2001
                                                      ---------------------------------------------------------
                                                                            (Thousands)
Net income                                            $ 34,930        $ 33,030        $ 54,611        $ 50,739
                                                      --------        --------        --------        --------
Other comprehensive income:
Change in fair value of equity investments, net       $   (819)       $     50        $   (218)       $ (8,599)
Change in fair value of derivatives, net               (18,186)         (2,182)        (25,010)          9,658
Cumulative effect of a change in accounting for
derivatives, net                                            --              --              --          20,530
                                                      --------        --------        --------        --------

Total Other comprehensive income                      $(19,005)       $ (2,132)       $(25,228)       $ 21,589
                                                      --------        --------        --------        --------

Comprehensive income                                  $ 15,925        $ 30,898        $ 29,383        $ 72,328
                                                      ========        ========        ========        ========

      Accumulated Other Comprehensive Income, included in Stockholders equity on the Consolidated Balance Sheets, was a negative $15.6 million at March 31, 2002, $9.6 million at September 30, 2001 and $35.1 million at March 31, 2001.

10. Change in accounting

Effective October 1, 2000, the Company adopted SFAS 133. (See Note 3: Derivative Activities)

At October 1, 2000, the effect of adopting SFAS 133 was as follows:

(Thousands)
                                                                      Increase/
                                                                      (Decrease)
                                                                      ----------
Fair value of derivative assets                                       $ 56,963
Fair value of derivative liabilities                                  $ 17,657
Regulatory liability                                                  $  6,834
Cumulative effect on net income from a
change in accounting, net                                             $ (1,347)

Cumulative effect of a change in accounting
for derivatives in other comprehensive
income, net                                                           $ 20,530

      The cumulative effect on net income from a change in accounting resulted from derivatives that do not qualify for hedge accounting.

      The amounts included in Other comprehensive income related to natural gas instruments will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to accumulated other comprehensive income at March 31, 2002, $5.3 million is expected to be recorded as an increase to gas costs in 2002. For the three months ended March 31, 2002 and 2001, $16 million was credited and $100,000 was charged to gas costs, and for the six months ended March 31, 2002 and 2001, $31.3 million was credited and $1 million was charged to gas costs, respectively.

      The cash flow hedges described above cover various periods of time ranging from April 2002 to October 2010.

11. Commitments and contingent liabilities

      Energy Services has entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a 12 billion cubic feet (Bcf) high-injection/high-withdrawal facility in New York State with interstate pipeline connections to the Northeast markets which is expected to begin operations in the third quarter of fiscal 2002.

      Energy Services is the exclusive agent for marketing Stagecoach services for a 10-year period, subject to standard termination rights, ending March 31, 2012. During this period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of $18 million for the period from April 1, 2002 to March 31, 2003 and $22 million annually from April 1, 2003 to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services. In addition, Energy Services believes that the price at which it would be required to purchase these services is currently below market. Energy

Services has reached three-year agreements with two third parties for the purchase of over 35 percent of the required level of services from Stagecoach. Due to the attractive pricing available to Energy Services, as compared with current market prices, and the current and expected level of third-party contracts, the Company believes that the potential purchase obligation in the Stagecoach agreement will not result in any future losses.

      Additionally, under the Stagecoach agreement, Energy Services is required to provide to, and maintain at, the Stagecoach facility 2 Bcf of firm base gas, and to manage up to 3 Bcf of interruptible base gas for the term of the agreement.

12. Other

      At March 31, 2002, there were 26,892,062 shares of common stock outstanding and the book value per share was $13.86.

      Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2002

A.    RESULTS OF OPERATIONS

      Consolidated net income for the quarter ended March 31, 2002 increased 5.8 percent to $34.9 million, compared with $33 million for the same period last year. Basic EPS increased 4.8 percent to $1.30, compared with $1.24 last year. Diluted EPS increased 4 percent to $1.29, compared with $1.24 last year.

      Consolidated net income for the six months ended March 31, 2002 increased
7.7 percent to $54.6 million, compared with $50.7 million for the same period last year. Basic EPS increased 6.8 percent to $2.04, compared with $1.91 last year. Diluted EPS increased 5.8 percent to $2.01, compared with $1.90 last year.

      The increase in consolidated net income in both the three and six months ended March 31, 2002 was attributable primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, reduced operation and maintenance expenses, lower net interest charges and higher results in NJRES and Home Services, which more than offset the impact of record warm weather.

      Consolidated net income for the six months ended March 31, 2001 included a charge of $1.3 million, or $.05 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

NATURAL GAS DISTRIBUTION OPERATIONS

      NJNG's financial results are summarized as follows:

                                           Three Months Ended             Six Months Ended
                                               March 31,                      March 31,
                                          2002           2001           2002            2001
                                        -------------------------------------------------------
                                                             (Thousands)
Revenue                                 $289,609       $420,805       $509,557       $ 745,604
                                        ========       ========       ========       =========
Gross margin
  Residential and commercial            $ 71,528       $ 69,700       $121,480       $ 119,057
  Transportation                           7,643         10,803         13,726          20,353
                                        --------       --------       --------       ---------
Total firm margin                         79,171         80,503        135,206         139,410
  Off-system and capacity management       1,241          2,158          2,876           3,483
  Interruptible                              210            168            422             360
                                        --------       --------       --------       ---------
Total gross margin                      $ 80,622       $ 82,829       $138,504       $ 143,253
                                        ========       ========       ========       =========
Operation and maintenance expense       $ 19,142       $ 21,058       $ 38,736       $  41,546
                                        ========       ========       ========       =========
Operating income                        $ 53,002       $ 53,081       $ 83,000       $  84,274
                                        ========       ========       ========       =========
Other income                            $    463       $  1,285       $  1,564       $   1,337
                                        ========       ========       ========       =========
Cumulative effect of a change in
  accounting                                  --             --             --       $    (275)
                                        ========       ========       ========       =========
Net income                              $ 31,219       $ 31,596       $ 48,353       $  48,047
                                        ========       ========       ========       =========

Gross Margin

      Gross margin is defined as gas revenues less gas costs, sales tax and a Transitional Energy Facilities Assessment (TEFA). Gross margin provides a more meaningful basis for evaluating utility operations since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The Levelized Gas Adjustment Clause (LGA) allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to other utilities, off-system sales and federal accounts.

Firm Margin

      Residential and commercial gross margin is subject to a Weather Normalization Clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG's gross margin due to weather fluctuations.

      The components of gross margin from residential and commercial customers are affected by customers switching between sales service and transportation service. NJNG's total gross margin is not affected negatively by customers who utilize its transportation service and purchase their gas from another supplier because its tariff is designed such that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase gas from another supplier continue to utilize NJNG for transportation service.

      Total firm margin decreased $1.3 million, or 1.7 percent, and $4.2 million, or 3 percent, for the three and six months ended March 31, 2002, respectively, compared with the same periods last year, due primarily to 18 percent and 24 percent warmer weather as compared with the three and six month periods last year, respectively. This record warm weather resulted in lower average customer usage, which more than offset the impact of customer growth and the WNC.

      The weather for the six months ended March 31, 2002 was 18 percent warmer than normal, which, in accordance with the WNC, resulted in the accrual of $14.8 million of gross margin for recovery from its customers in the future. The weather for the six months ended March 31, 2002 was the warmest in NJNG's history. At March 31, 2002, NJNG also had $8.3 million in accrued WNC margins to be collected from its customers in fiscal 2002 due to the impact of weather in prior fiscal years. NJNG estimates that for the six months ended March 31, 2002, the record warm weather resulted in $6 million of lost margin beyond the amount captured in the WNC.

      Gross margin from sales to residential and commercial customers increased $1.8 million, or 3 percent, and $2.4 million, or 2 percent, for the three and six months ended March 31, 2002, compared with the same periods last year. The increase in gross margin was due primarily to the impact of 11,485 customer additions during the twelve months ended March 31, 2002, the impact of the WNC and firm transportation customers switching back to firm sales service, which more than offset the decrease in sales due to the warm weather. Sales to residential and commercial customers were 20.6 Bcf and 33.7 Bcf for the three and six months ended March 31, 2002, compared with 23.3 Bcf and 40.1 Bcf for the same periods last year.

      Gross margin from transportation service decreased $3.2 million, or 29 percent, and $6.6 million, or 33 percent, for the three and six months ended March 31, 2002, compared with the same periods last year. The decrease in margin was due primarily to customers switching back to sales service. NJNG transported 3 Bcf and 5.1 Bcf for the three and six months ended March 31, 2002, respectively, compared with 4.3 Bcf and 7.9 Bcf, in the same periods last year.

      NJNG had 10,035 and 22,063 residential customers and 3,476 and 3,233 commercial customers using transportation service at March 31, 2002 and 2001, respectively. The decrease in the number of transportation customers was due primarily to changes in market conditions, which resulted in customers returning to sales service from transportation service.

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

      An incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio also became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services is shared between customers and shareowners. Under this program, NJNG retains 40 percent of the savings for the first 12 months following any transaction and retains 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the LGA.

      NJNG also has a Financial Risk Management (FRM) program, which is designed to provide price stability to it's system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through December 31, 2002.

      NJNG has requested an extension of these incentives through December 31, 2004.

      NJNG's off-system sales, capacity management and FRM programs totaled 30.2 Bcf and generated $1.2 million of gross margin, and 56.4 Bcf and $2.9 million of gross margin, for the three and six months ended March 31, 2002, compared with
25.4 Bcf and $2.2 million of gross margin, and 54.6 Bcf and $3.5 million of gross margin for the respective periods last year. The decrease in margin was due primarily to lower results from the FRM program.

Interruptible

      NJNG serves 49 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 4.7 percent and 3.9 percent of total throughput for the six months ended March 31, 2002 and 2001, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the LGA. Interruptible sales were .1 Bcf and .3 Bcf for the six months ended March 31, 2002 and 2001, respectively. In addition, NJNG transported 4.6 Bcf and 3.9 Bcf for the six months ended March 31, 2002 and 2001, respectively, for its interruptible customers.

Operation & Maintenance (O&M) Expense

      O&M expense decreased $1.9 million, or 9 percent, and $2.8 million, or 6.8 percent, for the three and six months ended March 31, 2002, respectively, compared with the same periods last year. The reduction in O&M expense was due primarily to the benefits of an early retirement program initiated last year, a reduction in bad debt expense associated with lower revenue, lower regulatory rider expenses due to lower sales and general cost control efforts.

Operating Income

      Operating income decreased $79,000, or less than one percent, and $1.3 million, or 1.5 percent, for the three and six months ended March 31, 2002, compared with the same periods last year. The decreases were due primarily to the decrease in total gross margin described above, which was partially offset by a reduction in O&M and depreciation expenses. The decrease in depreciation expense was due primarily to components of NJNG's computer software becoming fully depreciated. NJNG installed the software between 1995 and 1997. NJNG currently does not anticipate any significant capital expenditures to replace or upgrade the software in the near future.

Net Income

      Net income decreased $377,000, or 1.2 percent, and increased $306,000, or less than one percent, for the three and six months ended March 31, 2002, compared with the same periods last year. The six month increase was due primarily to lower interest costs, resulting primarily from lower interest rates, and increased recovery of carrying costs on deferred regulatory assets, which is included in Other income (see Note 3. Capitalized and Deferred Interest), more than offsetting the lower operating income.

      Net income for the six months ended March 31, 2001 included a charge of $275,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

ENERGY SERVICES OPERATIONS

      Energy Services' provides unregulated fuel and capacity management and wholesale marketing services.

                                          Three Months Ended               Six Months Ended
                                               March 31,                       March 31,
                                          2002           2001            2002            2001
                                       ----------------------------------------------------------
                                                             (Thousands)
Revenues                               $ 231,581       $ 465,155       $ 402,469       $ 803,499
                                       =========       =========       =========       =========
Gross margin                           $   6,325       $   2,016       $  10,745       $   6,817
                                       =========       =========       =========       =========
Operating income                       $   5,222       $   1,435       $   8,747       $   5,506
                                       =========       =========       =========       =========
Other income                           $      50       $     221       $     105       $     476
                                       =========       =========       =========       =========
Cumulative effect of a change in
  accounting                                  --              --              --       $    (688)
                                       =========       =========       =========       =========
Net income                             $   3,035       $   1,168       $   5,171       $   3,105
                                       =========       =========       =========       =========

      Energy Services' revenues decreased due primarily to significantly lower wholesale natural gas prices prevailing during the three and six months ended March 31, 2002, which more than offset higher sales. Energy Services' gross margin and operating income increased for the three and six months ended March 31, 2002, compared to the same periods last year, as a result of higher margins from pipeline and storage transactions and daily and term wholesale capacity and commodity marketing. Net income for the six months ended March 31, 2001 included a charge of $688,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

      Energy deliveries totaled 86.9 Bcf and 147.8 Bcf for the three and six months ended March 31, 2002, respectively, compared with 59 Bcf and 114.7 Bcf for the same periods last year. The increase was due primarily to additional volumes from pipeline, storage and capacity transactions, and additional sales to wholesale customers.

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

                                                    Three Months Ended           Six Months Ended
                                                        March 31,                   March 31,
                                                    2002          2001          2002          2001
                                                  ---------------------------------------------------
                                                                     (Thousands)
Revenues                                          $  4,612      $  5,808      $  9,705      $ 12,137
                                                  ========      ========      ========      ========
Other income                                      $    485      $    601      $    581      $    893
                                                  ========      ========      ========      ========
Cumulative effect of a change in accounting             --            --            --      $   (384)
                                                  ========      ========      ========      ========
Net income (loss)                                 $    676      $    266      $  1,087      $   (413)
                                                  ========      ========      ========      ========

      Retail and Other revenues for the three and six months ended March 31, 2002 decreased due primarily to the expiration of Natural Energy's residential contracts, which more than offset increased revenue at Home Services resulting from the formation of the installation service business in July 2001 and price increases on appliance service contracts. Other income for the three and six months ended March 31, 2002 decreased due primarily to lower interest income and dividends.

      Net income for the three and six months ended March 31, 2002 increased due primarily to revenue growth and cost containment efforts at Home Services, and last year's results included a charge of $384,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133.

      In 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B.    LIQUIDITY AND CAPITAL RESOURCES

      In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks totaling $135 million. At March 31, 2002, there was $124.5 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The Company meets its common equity requirements, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

      The following table is a summary of contractual cash obligations and their applicable payment due dates.

                                                                          Payments Due by Period

                                                             Less
                                                           than 1           1-3            4-5         After 5
Contractual Obligations                    Total             Year         Years          Years           Years
---------------------------------------------------------------------------------------------------------------
                                                                       (Thousands)
Long-Term Debt                           $  392,345       $ 25,000       $199,500             --       $167,845
Capital Lease Obligations                    50,399          1,922          6,229       $  2,298         39,950
Operating Leases                              5,753          1,783          3,034            452            484
Commercial Paper                              5,200          5,200             --             --             --
Potential Storage Obligations               187,246          6,777         25,731         42,925        111,813
Gas Supply Purchase Obligations             404,455        110,885        176,154         56,100         61,316
                                         ----------       --------       --------       --------       --------
Total Contractual Cash Obligations       $1,045,398       $151,567       $410,648       $101,775       $381,408
                                         ==========       ========       ========       ========       ========

NJNG

      The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, sinking fund needs, MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $200 million, consisting of $100 million with a 364-day term and $100 million with a three-year term.

      Remaining fiscal 2002 construction expenditures are estimated at $29 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. In addition, NJNG incurred $6.1 million remediating its former manufactured gas plants during the six months ended March 31, 2002 and estimates additional expenditures of approximately $13.4 million, net of insurance recoveries, for the remaining six months of fiscal 2002.

      NJNG expects to finance these expenditures through internal generation, the issuance of short-term debt and the draw down of $3.6 million remaining in its EDA construction fund. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of at least 50 percent, which is consistent with maintaining its current short- and long-term credit ratings.

ENERGY SERVICES

      Energy Services does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002. Energy Services meets its working capital requirements through loans from the Company.

RETAIL AND OTHER

      Retail and Other does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002.


CRITICAL ACCOUNTING POLICIES

      The following is a description of the most important Generally Accepted Accounting Policies (GAAP) that are used by the Company. The use of estimates by management is a critical element in applying GAAP. The consolidated financial statements of the Company include estimates and actual results in the future may differ from such estimates.

      The Company's largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation and, as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses.

Regulatory Assets & Liabilities

      NJNG is required under SFAS No. 71 to record the impact of regulatory decisions on its financial statements. NJNG's LGA requires it to project its gas costs over the subsequent 12 months and recover the excess, if any, of such projected costs over those included in its base rates through levelized charges to customers. Any under- or over-recoveries are treated as a Regulatory asset or liability and reflected in the LGA in subsequent years. NJNG also enters into derivatives that are used to hedge gas purchases and the offset to the resulting derivative assets or liabilities are recorded as a Regulatory asset or liability.

      In addition to the LGA, other Regulatory assets include the remediation costs associated with manufactured gas plant (MGP) sites, which are discussed below under Environmental Items, and the WNC, which is discussed in the Natural Gas Distribution segment of the MD&A. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Energy Trading Activity

      Derivative activities are recorded in accordance with Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The change in fair value of these derivatives is recorded in net income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG utilizes to hedge its gas purchasing activities are recoverable through its LGA. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of December 31, 2001.

      The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data. The effect on earnings of valuations from our mathematical models is immaterial.

Environmental Items

      NJNG periodically updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG will estimate expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG's estimate of these liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Since NJNG expects to recover these expenditures through the regulatory process, in accordance with SFAS 71, it has recorded a Regulatory asset corresponding to the accrued liability, which is included in Other deferred credits on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of March 31, 2002, $78.4 million of previously incurred and accrued remediation costs is included in Regulatory assets on the Consolidated Balance Sheet.

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

      The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the LGA, which utilizes futures, options and swaps to hedge against price fluctuations. Second, using futures and swaps, Energy Services hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

      NJR Energy has hedged both its price and physical delivery risks associated with the Gas Sale Contract. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay to its swap counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second gas marketing company for the identical volumes that it is obligated to sell under the Gas Sale Contract, under which it pays the identical floating price it receives under the swap agreements mentioned above.

      The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2001 to March 31, 2002.

                       Balance          Increase                       Balance
                    September 30,  (decrease) in Fair    Amounts      March 31,
                        2001          Market Value       Settled        2002
--------------------------------------------------------------------------------
                                              (Thousands)
NJNG                  $(20,978)       $ (1,795)         $(27,296)     $  4,523

Energy Services         15,355         (12,523)           31,571       (28,739)

NJR Energy                (343)          2,451              (786)        2,894
                      --------        --------          --------      --------

Total                 $ (5,966)       $(11,867)         $  3,489      $(21,322)
                      ========        ========          ========      ========

      There were no contracts originated and valued at fair market value and no changes in methods of valuations during the six months ended March 31, 2002.

      The following is a summary of fair market value of commodity derivatives at March 31, 2002 by method of valuation and by maturity.

                              Current      Next Fiscal      Next Three    In excess of      Total
                            Fiscal Year       Year         Fiscal Years     5 years       Fair Value
                            ------------------------------------------------------------------------
                                                           (Thousands)
Price based
on NYMEX                      $(4,802)       $(23,178)       $(5,011)       $   220       $(32,771)

Price based on
over-the-counter
published quotations          $   472        $  3,778        $ 5,761        $   730       $ 10,742

Price based upon models       $   100        $    188        $   186        $   232       $    706

      The following is a summary of commodity derivatives by type as of March 31, 2002:

                                                            Amounts included in
                             Volume        Price per            Derivatives
                             (Bcf)          (Mmbtu)             (Thousands)
--------------------------------------------------------------------------------
NJNG
                  Futures      0.5       $2.48 - 3.155               $529
                  Swaps       38.8                               $ (1,472)
                  Options      1.3        $2.00 - 4.70           $  5,466
Energy Services
                  Futures      2.7       $2.225 - 4.63           $(30,235)
                  Swaps        8.6                               $  1,496

NJR Energy
                  Swaps       21.9                               $  2,894

      The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at March 31, 2002, using the variance-covariance method with a 95 percent confidence level and a one-day holding period, was $324,000. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk - Long-Term Debt

      As of March 31, 2002, the Company (excluding NJNG) had variable rate debt of $124.5 million. According to the Company's sensitivity analysis, if interest rates were to change by 100 basis points, annual interest expense, net of tax, would change by $735,000.

      At March 31, 2002, NJNG had total variable-rate debt outstanding of $147 million, of which $56 million has been hedged by the purchase of a 6.5-percent interest rate cap through the year 2003. According to the Company's sensitivity analysis, NJNG's annual interest rate exposure on the $56 million, based on the difference between current average rates and the 6.5 percent interest rate cap, is limited to $1.2 million, net of tax, at March 31, 2002. If interest rates were to change by 100 basis points on the remaining $91 million of variable rate debt, NJNG's annual interest expense, net of tax, would change by $537,000 at March 31, 2002.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, a need to replace or upgrade NJNG's computer software, expected capital expenditures and external financing requirements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," "continue," or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions that form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2002 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canadian reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.


ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      10-1 Amended and Restated Natural Gas Storage Marketing and Management Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated as of January 9, 2002 (the "Marketing and Management Agreement") (Sections marked with "***" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

      10-2 Base Gas Lease Agreement between NJR Energy Services Company and Central New York Oil and Gas Company, LLC, dated as of January 9, 2002

      10-3 Transportation Capacity Release Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 (Sections marked with "***" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

      10-4 Letter Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 with respect to the Marketing and Management Agreement

      (b) Reports on Form 8-K

      On January 10, January 23 and May 6, 2002 reports on Form 8-K were filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NEW JERSEY RESOURCES CORPORATION



Date:  May 14, 2002                          /s/ Glenn C. Lockwood
                                             ---------------------------
                                                 Glenn C. Lockwood
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                EXHIBIT INDEX


      10-1 Amended and Restated Natural Gas Storage Marketing and Management Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated as of January 9, 2002 (the "Marketing and Management Agreement") (Sections marked with "***" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

      10-2 Base Gas Lease Agreement between NJR Energy Services Company and Central New York Oil and Gas Company, LLC, dated as of January 9, 2002

      10-3 Transportation Capacity Release Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 (Sections marked with "***" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

      10-4 Letter Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 with respect to the Marketing and Management Agreement