Form 10-Q
period 2002-06-30
NEW JERSEY RESOURCES CORP
filed 2002-08-12
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended                     Commission file number 1-8359
        June 30, 2002


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



                           YES: X         NO:


The number of shares outstanding of $2.50 par value Common Stock as of August 6, 2002 was 26,884,004.

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                      2002            2001             2002              2001
                                                                    --------        --------        ----------        -----------
                                                                                (Thousands, except per share data)
OPERATING REVENUES .............................................    $442,309        $260,644        $1,363,920        $ 1,818,166
                                                                    --------        --------        ----------        -----------

OPERATING EXPENSES
  Gas purchases ................................................     395,929         215,741         1,134,292          1,585,517
  Operation and maintenance ....................................      22,605          20,961            69,208             68,192
  Depreciation and amortization ................................       7,981           8,210            23,950             24,587
  Energy and other taxes .......................................       6,213           6,947            32,819             39,006
                                                                    --------        --------        ----------        -----------
 Total operating expenses ......................................     432,728         251,859         1,260,269          1,717,302
                                                                    --------        --------        ----------        -----------
OPERATING INCOME ...............................................       9,581           8,785           103,651            100,864
Other income ...................................................       2,293           2,280             4,543              4,975

Interest charges, net ..........................................       4,054           4,120            12,509             15,156
                                                                    --------        --------        ----------        -----------
INCOME BEFORE INCOME TAXES .....................................       7,820           6,945            95,685             90,683
Income tax provision ...........................................       3,056           2,633            36,310             34,285
                                                                    --------        --------        ----------        -----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
                                                                       4,764           4,312            59,375             56,398
Cumulative effect of a change in accounting for derivatives, net
of tax of $930 .................................................          --              --                --             (1,347)

NET INCOME .....................................................    $  4,764        $  4,312        $   59,375        $    55,051
                                                                    ========        ========        ==========        ===========
EARNINGS PER COMMON SHARE-BASIC
     INCOME BEFORE ACCOUNTING CHANGE ...........................    $    .18        $    .16        $     2.21        $      2.12
                                                                    ========        ========        ==========        ===========
     NET INCOME ................................................    $    .18        $    .16        $     2.21        $      2.07
                                                                    ========        ========        ==========        ===========
EARNINGS PER COMMON SHARE-DILUTED
     INCOME BEFORE ACCOUNTING CHANGE ...........................    $    .17        $    .16        $     2.19        $      2.11
                                                                    ========        ========        ==========        ===========
     NET INCOME ................................................    $    .17        $    .16        $     2.19        $      2.06
                                                                    ========        ========        ==========        ===========

DIVIDENDS PER COMMON SHARE .....................................    $    .30        $    .29        $      .90        $       .88
                                                                    ========        ========        ==========        ===========
AVERAGE SHARES OUTSTANDING
     BASIC .....................................................      26,937          26,672            26,846             26,562
                                                                    ========        ========        ==========        ===========
     DILUTED ...................................................      27,255          26,945            27,156             26,750
                                                                    ========        ========        ==========        ===========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
(Thousands)                                                  2002             2001
                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................        $ 59,375         $ 55,051
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization ..................          23,950           24,587
  Amortization of deferred charges ...............           3,502            3,901
  Deferred income taxes ..........................           3,538           15,211
  Manufactured gas plant remediation costs .......         (18,990)          (8,739)
  Change in working capital ......................         (37,898)         (96,516)
  Other, net .....................................          (3,270)          (2,619)
                                                          --------         --------
Net cash flows from operating activities .........          30,207           (9,124)
                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock ......................           9,224            8,642
 Proceeds from long-term debt ....................          91,981               --
 Payments of long-term debt ......................          (1,152)         (16,343)
 Purchases of treasury stock .....................          (4,275)          (2,473)
 Payments of common stock dividends ..............         (23,936)         (23,161)
 Payments of preferred stock .....................              (3)            (102)
 Net change in short-term debt ...................         (71,600)          81,000
                                                          --------         --------
Net cash flows from financing activities .........             239           47,563
                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for
  Utility plant ..................................         (31,320)         (31,114)
  Real estate properties and other ...............            (300)          (4,302)
  Equity investments .............................              --           (2,634)
  Cost of removal ................................          (3,245)          (3,981)
 Proceeds from asset sales .......................           4,314            4,511
                                                          --------         --------
Net cash flows from investing activities .........         (30,551)         (37,520)
                                                          --------         --------
Net change in cash and temporary investments .....            (105)             919
Cash and temporary investments at September 30 ...           4,044            1,904
                                                          --------         --------
Cash and temporary investments at June 30 ........        $  3,939         $  2,823
                                                          ========         ========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables .....................................        $(92,932)        $ (1,917)
 Construction fund ...............................           3,600            4,000
 Inventories .....................................           2,840           18,211
 Deferred gas costs ..............................           9,775          (28,781)
 Purchased gas ...................................          59,734          (52,502)
 Prepaid and accrued taxes, net ..................          10,130            4,177
 Customers' credit balances and deposits .........             237           (7,798)
 Accounts payable & other ........................          (3,302)          (8,764)
 Broker margin accounts ..........................         (16,111)         (30,372)
 Other, net ......................................         (11,869)           7,230
                                                          --------         --------
Total ............................................        $(37,898)        $(96,516)
                                                          ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized) ...........        $ 12,343         $ 15,306
 Income taxes ....................................        $ 28,159         $  4,604


                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   JUNE 30,          SEPTEMBER 30,          JUNE 30,
                                                    2002                 2001                2001
                                                 (unaudited)                              (unaudited)
                                                 -----------         -----------         -----------
                                                                     (Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost ..................        $ 1,043,730         $ 1,016,911         $ 1,004,642
Real estate properties and other, at cost             24,533              26,759              31,892
                                                 -----------         -----------         -----------
                                                   1,068,263           1,043,670           1,036,534
Accumulated depreciation and amortization           (317,257)           (299,721)           (294,151)
                                                 -----------         -----------         -----------
 Property, plant and equipment, net .....            751,006             743,949             742,383
                                                 -----------         -----------         -----------

CURRENT ASSETS
Cash and temporary investments ..........              3,939               4,044               2,823
Construction fund .......................                 --               3,600               3,600
Customer accounts receivable ............            173,190              78,367             107,320
Unbilled revenues .......................              6,770               7,724               3,664
Allowance for doubtful accounts .........             (3,884)             (3,026)             (4,813)
Gas in storage, at average cost .........             67,215              70,019              46,165
Materials and supplies, at average cost .              2,967               3,003               2,972
Prepaid state taxes .....................              6,174               8,268              20,120
Underrecovered gas costs ................             22,996              15,335              41,485
Derivatives .............................              5,214              24,698              30,614
Broker margin accounts ..................             45,009              28,898              16,567
Other ...................................             27,606              20,822               6,937
                                                 -----------         -----------         -----------
 Total current assets ...................            357,196             261,752             277,454
                                                 -----------         -----------         -----------

DEFERRED CHARGES AND OTHER
Equity investments ......................             14,751              15,468              20,588
Regulatory assets .......................            111,539              98,753             119,455
Underrecovered gas costs ................             15,570              33,006                  --
Derivatives .............................             10,796              14,428              10,270
Other ...................................             24,421              24,836               9,545
                                                 -----------         -----------         -----------
 Total deferred charges and other .......            177,077             186,491             159,858
                                                 -----------         -----------         -----------

       Total assets .....................        $ 1,285,279         $ 1,192,192         $ 1,179,695
                                                 ===========         ===========         ===========



See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                       JUNE 30,       SEPTEMBER 30,        JUNE 30,
                                                        2002              2001               2001
                                                     (unaudited)                         (unaudited)
                                                     ----------        ----------        ----------
                                                                       (Thousands)
CAPITALIZATION
  Common stock equity .......................        $  372,023        $  352,069        $  371,622
  Redeemable preferred stock ................               295               298               298
  Long-term debt ............................           418,215           353,799           325,185
                                                     ----------        ----------        ----------
   Total capitalization .....................           790,533           706,166           697,105
                                                     ----------        ----------        ----------

CURRENT LIABILITIES
  Current maturities of long-term debt ......            26,942               529               495
  Short-term debt ...........................            14,200            85,800            74,300
  Purchased gas .............................           145,060            85,326           100,957
  Accounts payable and other ................            34,864            38,166            31,647
  Dividends payable .........................             8,075             7,837             7,828
  Accrued taxes .............................            27,732            15,771            20,326
  Derivatives ...............................            36,551            35,431            31,619
  Customers' credit balances and deposits ...            14,660            14,423             8,488
                                                     ----------        ----------        ----------
   Total current liabilities ................           308,084           283,283           275,660
                                                     ----------        ----------        ----------

DEFERRED CREDITS
  Deferred income taxes .....................            79,605            95,182           108,042
  Deferred investment tax credits ...........             9,236             9,497             9,584
  Deferred revenue ..........................            15,420            19,046            19,538
  Derivatives ...............................            12,510             9,209             7,411
  Manufactured gas plant remediation ........            53,840            53,840            45,219
  Other .....................................            16,051            15,969            17,136
                                                     ----------        ----------        ----------
   Total deferred credits ...................           186,662           202,743           206,930
                                                     ----------        ----------        ----------
         Total capitalization and liabilities        $1,285,279        $1,192,192        $1,179,695
                                                     ==========        ==========        ==========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. General

         The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2001 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K and December 31, 2001, and March 31, 2002, Quarterly Reports on Form 10-Q.

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

3. Capitalized and Deferred Interest

         The Company's capitalized interest totaled $55,000 and $195,000 for the three months ended June 30, 2002 and 2001, respectively, and $283,000 and $728,000 for the nine months ended June 30, 2002 and 2001, respectively.

         Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG recovers carrying costs on uncollected balances related to its manufactured gas plant (MGP) remediation expenditures (see Note 4c.-Manufactured Gas Plant Remediation) and underrecovered gas costs (see Note 4b.-LGA and Other Adjustment Clauses). Accordingly, Other income included deferred interest of $685,000 and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, and $2.2 million and $3.3 million for the nine months ended June 30, 2002 and 2001, respectively, related to remediation and underrecovered gas costs.

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

         The Act allows continuation of each utility's role as the provider of BGSS at least until December 31, 2002. The Act required the BPU to determine by December 31, 2001, the role other parties should have in providing BGSS after December 31, 2002. In June 2001, the BPU initiated a proceeding to review issues related to the potential of making the BGSS competitive. In July 2001, NJNG submitted a BGSS proposal that provides for additional customer choices and includes a request to develop new incentive mechanisms. In January 2002, the BPU issued an order which stated that BGSS could be provided by suppliers other than state natural gas utilities, but at this time it should be provided by the state's natural gas utilities. The parties are currently discussing NJNG's July 2001 proposal, and no assurance can be made as to the timing or terms of any resolution to such proposal.

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

         On November 15, 2001, NJNG filed with the BPU for the establishment of the GCUA to collect $29.9 million in underrecovered gas costs and sought to reduce its gas cost recovery rate. The combined effect of the two changes resulted in an approximate 10.8 percent price decrease effective December 1, 2001. The filing also contained a proposal to extend the existing margin-sharing mechanisms related to NJNG's off-system sales and capacity management programs for two years beyond their currently scheduled expiration of December 31, 2002. NJNG is currently negotiating with the parties to the proceeding and has no reason to believe that the incentives will not be extended on terms acceptable to NJNG.

         On January 21, 2002, NJNG filed with the BPU for an additional 3 percent price decrease as a result of lower projected gas costs. The BPU approved this filing on February 6, 2002, and the decrease became effective immediately.

         NJNG is also involved in various proceedings associated with several other adjustment clauses (e.g., Transportation Education and Implementation
(TEI) and Comprehensive Resource Analysis (CRA) factors) which, in management's opinion, will not have a material adverse effect on its financial condition or results of operations.

c. Manufactured Gas Plant (MGP) Remediation

         NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950s and in some cases had been discontinued many years earlier, and all of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) and local government authorities with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

         With respect to 10 of the MGP sites, until September 2000 most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of such 10 MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for these two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998, over a 7-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures (see Note 3 - Capitalized and Deferred Interest), will be reviewed annually and recovered over rolling 7-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999, and in January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000. The BPU is currently reviewing these filings.

         In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. Prior to the institution of the suit, NJNG requested the insurance carriers to defend and indemnify it with respect to the environmental liability created by the former manufactured gas plants. All insurance carriers denied coverage claiming that various terms in the policies preclude coverage. In 2001, settlements were reached with several of the excess carriers, while other carriers were dismissed without prejudice when it was determined that the state's allocation method would not have assessed any liability to the particular carrier. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG's coverage. This settlement involves a significant cash payment to NJNG that will be tendered in four annual installments. NJNG has reached a settlement with the last carrier. NJNG is also pursuing a claim against Kaiser-Nelson Steel and Salvage Company and its successors. Kaiser-Nelson Steel and Salvage was responsible for demolishing the structures at several of the MGP sites and removing the contents of the vessels. Discovery is expected to be completed within the next 60 days. There can be no assurance as to the outcome of this proceeding.

d. Various

         The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

5. Earnings Per Share (EPS)

         On January 22, 2002, the Board of Directors approved a three-for-two split of its outstanding shares of common stock and on March 4, 2002, the Company began trading on a post-split basis. All share and per share amounts have been adjusted to reflect this split.

         The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 317,872 and 273,044 for the three months ended June 30, 2002 and 2001, respectively, and 310,050 and 187,713 for the nine months ended June 30, 2002 and 2001, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted calculation was income before cumulative effect of a change in accounting and net income, respectively.

         Net income for the nine months ended June 30, 2001 included a charge of $1.3 million, or $.05 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133. There was no comparable charge in the current period.

6. Construction Fund and Long-Term Debt

         The Company has $335 million in revolving credit agreements with several banks. The New Jersey Resources Corporation portion of the facility consists of $135 million with a 3-year term expiring January 2004, and the NJNG portion of the facility consists of $100 million with a 364-day term and $100 million with a 3-year term expiring January 2004. The New Jersey Resources Corporation facilities are used to finance its unregulated operations. New Jersey Resources Corporation has also entered into a $10 million demand loan agreement and a $15 million loan agreement with banks, both of which expire December 31, 2002. The NJNG facility is used to support its commercial paper borrowings. Consistent with management's intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $50 million of commercial paper borrowings is included in Long-term debt on the Consolidated Balance Sheet at June 30, 2002, September 30, 2001 and June 30, 2001.

         In April 1998, NJNG entered into a loan agreement whereby the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $18 million Natural Gas Facilities Revenue Bonds, Series 1998C, which were deposited into a construction fund. NJNG may draw down these funds in reimbursement for certain qualified expenditures. NJNG drew down the final $3.6 million of these funds in May 2002.

         On June 24, 2002, NJNG filed an application with the EDA for approval of $12 million of new funds to finance NJNG's northern division construction over the next three years. On July 9, 2002, the application was approved.

         On July 10, 2002, NJNG entered into $97.1 million of interest-rate caps with several banks at a rate of 3.25 percent, expiring in July 2004. These caps are designed to limit NJNG's variable rate debt exposure for all of its outstanding EDA Bonds.

7. Segment Reporting

         The Natural gas distribution segment consists of regulated energy and off-system and capacity management operations. The Energy services segment consists of unregulated fuel and capacity management and wholesale marketing operations. The Retail and other segment consists of appliance service, commercial real estate development, retail marketing, investment and other corporate activities.


                                       Three Months Ended                   Nine Months Ended
                                            June 30,                             June 30,
                                     2002             2001                2002               2001
                                  ---------         ---------         -----------         -----------
                                                           (Thousands)
Operating Revenues
  Natural gas distribution        $ 144,199         $ 140,216         $   653,756         $   885,820
  Energy services                   293,810           116,560             696,279             920,059
  Retail and other                    4,330             4,141              14,035              16,278
                                  ---------         ---------         -----------         -----------
Subtotal                            442,339           260,917           1,364,070           1,822,157
  Intersegment revenues                 (30)             (273)               (150)             (3,991)
                                  ---------         ---------         -----------         -----------
Total                             $ 442,309         $ 260,644         $ 1,363,920         $ 1,818,166
                                  =========         =========         ===========         ===========


Operating Income
  Natural gas distribution        $   7,267         $   7,522         $    90,267         $    91,796
  Energy services                     1,785                58              10,532               5,564
  Retail and other                      529             1,205               2,852               3,504
                                  ---------         ---------         -----------         -----------
Total                             $   9,581         $   8,785         $   103,651         $   100,864
                                  =========         =========         ===========         ===========

The Company's assets for the various business segments are detailed below:


                                    As of             As of               As of
                                June 30, 2002    September 30, 2001   June 30, 2001
                                  ----------        ----------        ----------
                                                   (Thousands)
Assets
  Natural gas distribution        $1,032,101        $1,065,748        $1,060,937
  Energy services                    209,111            78,042            56,610
  Retail and other                    44,067            48,402            62,148
                                  ----------        ----------        ----------
Total                             $1,285,279        $1,192,192        $1,179,695
                                  ==========        ==========        ==========

8. Investments

         Included in Equity investments on the Consolidated Balance Sheet is the Company's less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines, which completed its initial public offering in June 2000. In July 2001, the Company entered into a 5-year zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. The change in Other comprehensive income for the nine months ended June 30, 2002, is a $252,000 unrealized gain related to this collar. Through June 30, 2002, Accumulated other comprehensive income includes a $704,000 unrealized gain related to this collar. In July 2002, the Company sold all of its unhedged Capstone shares and realized an after-tax loss of $449,000.

9. Comprehensive Income


                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                        2002            2001            2002              2001
                                                       ------        --------         --------         --------
                                                                             (Thousands)
Net income                                             $4,764        $  4,312         $ 59,375         $ 55,051
                                                       ------        --------         --------         --------

Other comprehensive income:
Change in fair value of equity investments, net        $   30        $ (1,175)        $   (188)        $ (9,774)
Change in fair value of derivatives, net                2,612         (15,318)         (22,398)          (5,660)
Cumulative effect of a change in accounting for
derivatives, net                                           --              --               --           20,530
                                                       ------        --------         --------         --------

Total other comprehensive income                       $2,642        $(16,493)        $(22,586)        $  5,096
                                                       ------        --------         --------         --------

Comprehensive income                                   $7,406        $(12,181)        $ 36,789         $ 60,147
                                                       ======        ========         ========         ========


         Accumulated other comprehensive income, included in Stockholders equity on the Consolidated Balance Sheets, was a negative $13 million at June 30, 2002, $9.6 million at September 30, 2001 and $18.6 million at June 30, 2001.

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

         The amounts included in Other comprehensive income, which relate to natural gas instruments, will reduce or be charged to gas costs as the related transaction occurs. Based on the amount recorded to Accumulated other comprehensive income at June 30, 2002, $3.8 million is expected to be recorded as an increase to gas costs in the fourth quarter of fiscal 2002. For the three months ended June 30, 2002 and 2001, $1.5 million was credited and $7.8 million was charged to gas costs, and for the nine months ended June 30, 2002 and 2001, $32.8 million was credited and $7.5 million was charged to gas costs, respectively.

         The cash flow hedges described above cover various periods of time ranging from July 2002 to October 2010.

11. Commitments and Contingent Liabilities

         Energy Services has entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a 12 billion cubic feet (Bcf) high-injection/high-withdrawal facility in New York State with interstate pipeline connections to the Northeast markets, which received Federal Energy Regulatory Commission (FERC) certification for full operations on June 27, 2002.

         Energy Services is the exclusive agent for marketing Stagecoach services for a 10-year period, subject to standard termination rights, ending March 31, 2012. During this period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $14 million for the period from July 1, 2002, to March 31, 2003, and $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services. In addition, Energy Services believes that the price at which it would be required to purchase these services is currently below market. Energy Services has reached 3-year agreements with third parties for the purchase of over 50 percent of the required level of services from Stagecoach. On August 8, 2002, NJNG, in connection with its system requirements, was awarded 2-year agreements for Stagecoach storage and transportation services. These agreements were awarded pursuant to an open bid process. The NJNG agreements represent an additional 35 percent of the required level of services for the 2-year period. Due to the price levels of the potential purchase obligations to Energy Services, as compared with current market prices, and the current and expected level of contracts, the Company does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any future losses.

         Additionally, under the Stagecoach agreement, Energy Services is required to provide to, and maintain at, the Stagecoach facility 2 Bcf of firm base gas, and to manage up to 3 Bcf of interruptible base gas for the term of the agreement.

         As of June 30, 2002, NJNG has $97.1 million in stand-by letters of credit (Letters of Credit) with several banks which provide liquidity support for Natural Gas Facilities Refunding Revenue Bonds and Natural Gas Revenue Bonds issued by the EDA for the benefit of NJNG's northern division construction projects. The Letters of Credit have various expiration dates with the latest expiring in January 2003. The Bond issues, which are recorded as Long-term debt on the Consolidated Balance Sheet, are being remarketed on a weekly and daily basis.

12. Other

         At June 30, 2002, there were 26,892,771 shares of common stock outstanding and the book value per share was $13.83.

         Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2002

A.   RESULTS OF OPERATIONS

         Consolidated net income for the quarter ended June 30, 2002 increased
11.6 percent to $4.8 million, compared with $4.3 million for the same period last year. Basic EPS increased 12.5 percent to $.18, compared with $.16 last year. Diluted EPS increased 6.3 percent to $.17, compared with $.16 last year.

         Consolidated net income for the nine months ended June 30, 2002 increased 7.8 percent to $59.4 million, compared with $55.1 million for the same period last year. Basic EPS increased 6.8 percent to $2.21, compared with $2.07 last year. Diluted EPS increased 6.3 percent to $2.19, compared with $2.06 last year.

         The increase in consolidated net income in both the three and nine months ended June 30, 2002 was attributable primarily to continued profitable customer growth at the Company's principal subsidiary, NJNG, higher results in Energy Services and lower net interest charges, which more than offset the impact of warm weather.

         Consolidated net income for the nine months ended June 30, 2001 included a charge of $1.3 million, or $.05 per share, resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133. There was no comparable charge in the current period.

NATURAL GAS DISTRIBUTION OPERATIONS

         NJNG's financial results are summarized as follows:

                                               Three Months Ended              Nine Months Ended
                                                    June 30,                        June 30,
                                              2002            2001            2002            2001
                                            --------        --------        --------        --------
                                                                  (Thousands)
Revenue                                     $144,199        $140,216        $653,756        $885,820
                                            ========        ========        ========        ========

Gross margin
  Residential and commercial sales          $ 28,042        $ 29,401        $149,522        $148,458
  Transportation                               4,930           3,992          18,656          24,345
                                            --------        --------        --------        --------
Total firm margin                             32,972          33,393         168,178         172,803
  Off-system and capacity management             886           1,100           3,762           4,583
  Interruptible                                  237             226             659             586
                                            --------        --------        --------        --------

Total gross margin                          $ 34,095        $ 34,719        $172,599        $177,972
                                            ========        ========        ========        ========
Operation and maintenance expense           $ 18,400        $ 18,558        $ 57,136        $ 60,104
                                            ========        ========        ========        ========
Operating income                            $  7,267        $  7,522        $ 90,267        $ 91,796
                                            ========        ========        ========        ========
Other income                                $    861        $  1,957        $  2,425        $  3,294
                                            ========        ========        ========        ========
Cumulative effect of a change in
  accounting                                      --              --              --        $    275
                                            ========        ========        ========        ========

Net income                                  $  3,062        $  3,349        $ 51,415        $ 51,396
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

         Total firm margin decreased $421,000, or 1.3 percent, and $4.6 million, or 2.7 percent, for the three and nine months ended June 30, 2002, respectively, compared with the same periods last year, due primarily to 21 percent warmer weather as compared with the nine month period last year. This record warm weather for the nine month period resulted in lower average customer usage, which more than offset the impact of customer growth and the WNC.

         The weather for the nine months ended June 30, 2002 was 17 percent warmer than normal, which, in accordance with the WNC, resulted in the accrual of $16.4 million of gross margin for recovery from NJNG's customers in the future. At June 30, 2002, NJNG also had $857,000 in deferred WNC margin to be credited to its customers through fiscal 2004 due to prior year's activity. NJNG estimates that for the nine months ended June 30, 2002, the warm weather resulted in $6.2 million of lost margin beyond the amount captured in the WNC.

         Gross margin from sales to residential and commercial customers decreased $1.4 million, or 4.6 percent, and increased $1.1 million, or less than 1 percent, for the three and nine months ended June 30, 2002, respectively, compared with the same periods last year. The increase in gross margin for the nine months ended June 30, 2002 was due primarily to the impact of 11,271 customer additions during the twelve months ended June 30, 2002, the impact of the WNC, and firm transportation customers switching back to firm sales service, which more than offset the decrease in sales due to the warm weather. Sales to residential and commercial customers were 6.7 Bcf and 40.4 Bcf for the three and nine months ended June 30, 2002, respectively, compared with 7.3 Bcf and 47.4 Bcf for the same periods last year.

     Gross margin from transportation service increased $938,000, or 23 percent, and decreased $5.7 million, or 23 percent, for the three and nine months ended June 30, 2002, compared with the same periods last year. The decrease in margin for the nine months ended June 30, 2002 was due primarily to customers switching back to sales service. NJNG transported 1.2 Bcf and 6.3 Bcf for the three and nine months ended June 30, 2002, respectively, compared with 0.7 Bcf and 8.6 Bcf, in the same periods last year.

     NJNG had 10,879 and 17,252 residential customers and 5,127 and 3,127 commercial customers using transportation service at June 30, 2002 and 2001, respectively. The decrease in the number of residential transportation customers was due primarily to changes in market conditions, which resulted in customers returning to sales service from transportation service. The increase in commercial transportation customers was due primarily to an increase in marketer activity during the third fiscal quarter.

Off-System and Capacity Management

     To reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998, through December 31, 2002, NJNG retains 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the LGA.

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

     NJNG also has a Financial Risk Management (FRM) program, which is designed to provide price stability to its system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through December 31, 2002.

     NJNG has requested an extension of these incentives through December 31, 2004 (See Note 4b.-LGA and Other Adjustment Clauses). NJNG is currently negotiating with the parties to the proceeding and has no reason to believe that the incentives will not be extended on terms acceptable to NJNG.

     NJNG's off-system sales, capacity management and FRM programs totaled 19.4 Bcf and generated $886,000 of gross margin, and 75.8 Bcf and $3.8 million of gross margin, for the three and nine months ended June 30, 2002, respectively, compared with 12.1 Bcf and $1.1 million of gross margin, and 66.7 Bcf and $4.6 million of gross margin for the respective periods last year. The decrease in margin for the nine months was due primarily to lower results from the FRM program.

Interruptible

     NJNG serves 52 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5.7 percent and 5.9 percent of total throughput for the nine months ended June 30, 2002 and 2001, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the LGA. Interruptible sales were 0.6 Bcf and 0.8 Bcf for the nine months ended June 30, 2002 and 2001, respectively. In addition, NJNG transported 6.8 Bcf and 6.9 Bcf for the nine months ended June 30, 2002 and 2001, respectively, for its interruptible customers.

Operation & Maintenance (O&M) Expense

     O&M expense decreased $158,000, or 1 percent, and $3 million, or 4.9 percent, for the three and nine months ended June 30, 2002, respectively, compared with the same periods last year. The reduction in O&M expense was due primarily to the benefits of an early retirement program initiated last year, a reduction in bad debt expense associated with lower revenue, lower regulatory rider expenses due to lower sales and general cost control efforts.

Operating Income

     Operating income decreased $255,000, or 3.4 percent, and $1.5 million, or
1.7 percent, for the three and nine months ended June 30, 2002, respectively, compared with the same periods last year. The decreases were due primarily to the decrease in total gross margin described above, which was partially offset by a reduction in O&M and depreciation expenses. The decrease in depreciation expense was due primarily to components of NJNG's computer software becoming fully depreciated. NJNG installed the software between 1995 and 1997 and currently does not anticipate any significant capital expenditures to replace or upgrade the software in the near future.

Net Income

     Net income decreased $287,000, or 8.6 percent, and increased $19,000, or less than 1 percent, for the three and nine months ended June 30, 2002, respectively, compared with the same periods last year. The nine month increase was due primarily to lower interest costs, resulting primarily from lower interest rates, and increased recovery of carrying costs on deferred regulatory assets, which is included in Other income (see Note 3. Capitalized and Deferred Interest), more than offsetting the lower operating income.

     Net income for the nine months ended June 30, 2001 included a charge of $275,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133. There was no comparable charge in the current period.

ENERGY SERVICES OPERATIONS

     Energy Services provides unregulated fuel and capacity management and wholesale marketing services.

                                                  Three Months Ended                        Nine Months Ended
                                                        June 30,                                 June 30,
                                              2002                 2001                 2002                 2001
                                            ---------            ---------            ---------            ---------
                                                                           (Thousands)
Revenues                                    $ 293,810            $ 116,560            $ 696,279            $ 920,059
                                            =========            =========            =========            =========
Gross margin                                $   2,840            $     939            $  13,585            $   7,756
                                            =========            =========            =========            =========
Operating income                            $   1,785            $      58            $  10,532            $   5,564
                                            =========            =========            =========            =========
Other income                                $      53            $     129            $     158            $     605
                                            =========            =========            =========            =========
Cumulative effect of a change in
  accounting                                       --                   --                   --            $    (688)
                                            =========            =========            =========            =========
Net income                                  $     853            $     661            $   6,024            $   3,766
                                            =========            =========            =========            =========

     Energy Services' revenues increased for the three months ended and decreased for the nine months ended June 30, 2002, compared to the same periods last year. The increase in revenue for the three months ended June 30, 2002 was due primarily to increased sales. The nine month decrease in revenue was due primarily to significantly lower wholesale natural gas prices prevailing during the first six months of the fiscal year. Energy Services' gross margin and operating income increased for the three and nine months ended June 30, 2002, compared with the same periods last year, as a result of higher margins from pipeline and storage transactions and daily and term wholesale capacity and commodity marketing. Net income for the nine months ended June 30, 2001 included a charge of $688,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133. There was no comparable charge in the current period.

     Energy deliveries totaled 82.2 Bcf and 230 Bcf for the three and nine months ended June 30, 2002, respectively, compared with 24.6 Bcf and 139.3 Bcf for the same periods last year. The increases were due primarily to additional volumes from pipeline, storage and capacity transactions, and additional sales to wholesale customers.

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

                                                            Three Months Ended                      Nine Months Ended
                                                                  June 30,                               June 30,
                                                         2002                2001                2002                2001
                                                       --------            --------            --------            --------
                                                                                    (Thousands)
Revenues                                               $  4,330            $  4,141            $ 14,035            $ 16,278
                                                       ========            ========            ========            ========
Other income                                           $  1,379            $    199            $  1,960            $  1,092
                                                       ========            ========            ========            ========
Cumulative effect of a change in accounting                  --                  --                  --            $   (384)
                                                       ========            ========            ========            ========
Net income (loss)                                      $    849            $    302            $  1,936            $   (111)
                                                       ========            ========            ========            ========

     Retail and other revenues for the nine months ended June 30, 2002 decreased compared with the same period last year due primarily to the expiration of Natural Energy's residential contracts, which more than offset increased revenue at Home Services. Revenue in Home Services increased due primarily to the formation of the installation service business in July 2001 and price increases on appliance service contracts. The increase in revenue for the three months ended June 30, 2002, compared with the same period last year was due primarily to improved results at Home Services. Other income for the three and nine months ended June 30, 2002 increased compared with the same periods last year due primarily to a $885,000 pre-tax gain associated with the sale of a 20,000-square-foot building by CR&R. This sale generated proceeds of $3.3 million.

     Net income for the three and nine months ended June 30, 2002 increased compared with the same periods last year due primarily to revenue growth and cost containment efforts at Home Services and improved results from the Company's equity investment in Iroquois. Last year's results included a charge of $384,000 resulting from the cumulative effect of a change in accounting for derivatives under SFAS 133. There was no comparable charge in the current period.

     In 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

B.   LIQUIDITY AND CAPITAL RESOURCES

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, New Jersey Resources Corporation maintains committed credit facilities with several banks totaling $160 million. At June 30, 2002, there was $137.3 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The Company meets its common equity requirements, if any, through new issuances of the Company's common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP also allows for the purchase of shares in the open market to satisfy the plan's needs. The Company can switch funding options every 90 days.

     The following table is a summary of contractual cash obligations and their applicable payment due dates.

                                                                                   Payments Due by Period
                                                                       Less
                                                                      than 1         1-3
Contractual Obligations                                 Total          Year         Years         4-5 Years       After 5 Years
                                                      ----------     --------     --------        --------          --------
                                                                                   (Thousands)
Long-term debt                                          $405,095     $ 35,000     $202,250               -          $167,845
Capital lease obligations                                 50,062        1,825        6,401         $ 2,320            39,516
Operating leases                                           7,783        2,269        4,349             402               763
Commercial paper                                           4,200        4,200            -               -                 -
Potential storage obligations                            178,797        7,243       21,824          43,416           106,314
Gas supply purchase obligations                          733,885      117,407      256,676         120,384           239,418
                                                      ----------     --------     --------        --------          --------
Total contractual cash obligations                    $1,379,822     $167,944     $491,500        $166,522          $553,856
                                                      ==========     ========     ========        ========          ========

NJNG

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction expenditures, MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $200 million, consisting of $100 million with a 364-day term and $100 million with a 3-year term.

     Remaining fiscal 2002 construction expenditures are estimated at $14 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. In addition, NJNG incurred $18.9 million remediating its former MGP sites during the nine months ended June 30, 2002, and estimates additional expenditures of approximately $8.5 million, net of insurance recoveries, for the remaining three months of fiscal 2002 (see Note 4c. - Manufactured Gas Plant Remediation).

     NJNG expects to finance these expenditures through internal generation and the issuance of short-term debt. The timing and mix of these issuances will be geared toward maintaining a common equity ratio of at least 50 percent, which is consistent with maintaining its current short- and long-term credit ratings.

ENERGY SERVICES

     Energy Services does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002. Energy Services meets its working capital requirements for storage inventories, margin requirements and wholesale operations through loans from the Company. Such requirements fluctuate based on inventory levels, positions held and natural gas prices.

RETAIL AND OTHER

     Retail and other does not currently expect any significant capital expenditures or external financing requirements in fiscal 2002.

CRITICAL ACCOUNTING POLICIES

     The following is a description of the most important accounting principles generally accepted in the United States of America that are used by the Company. Management exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of the Company include estimates and actual results in the future may differ from such estimates. The Company's Critical Accounting Policies are described below.

Regulatory Assets & Liabilities

     The Company's largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and, as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to record the impact of regulatory decisions on its financial statements. NJNG's LGA requires it to project its gas costs over the subsequent 12 months and recover the excess, if any, of such projected costs over those included in its base rates through levelized charges to customers. Any under- or over-recoveries are treated as a Regulatory asset or liability and reflected in the LGA in subsequent years. NJNG also enters into derivatives that are used to hedge gas purchases and the offset to the resulting derivative assets or liabilities are recorded as a Regulatory asset or liability.

     In addition to the LGA, other regulatory assets include the remediation costs associated with MGP sites, which are discussed below under Environmental Items, and the WNC, which is discussed in the Natural gas distribution operations segment of the MD&A. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Energy Trading Activity

     Derivative activities are recorded in accordance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS
133), under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The change in fair value of these derivatives is recorded in net income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG utilizes to hedge its gas purchasing activities are recoverable through its LGA. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of June 30, 2002.

     The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data. The effect on earnings of valuations from our mathematical models is immaterial.

     In providing its unregulated fuel and capacity management and wholesale marketing services, Energy Services enters into physical contracts to buy and sell natural gas. These contracts qualify as normal purchases and sales under SFAS 133 in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by Energy Services over a reasonable period in the normal course of business. Accordingly, Energy Services accounts for these contracts under settlement accounting.

Environmental Items

     NJNG periodically updates the environmental review of its MGP sites (see
Note 4c. - Manufactured Gas Plant Remediation), including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG will estimate expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG's estimate of these liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Since NJNG expects to recover these expenditures, as well as related litigation costs, through the regulatory process, in accordance with SFAS 71, it has recorded a Regulatory asset corresponding to the accrued liability, which is included in Other deferred credits on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of June 30, 2002, $91.2 million of previously incurred and accrued remediation costs is included in Regulatory assets on the Consolidated Balance Sheet.

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

    The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2001 to June 30, 2002.

                               Balance         Increase (Decrease)          Less               Balance
                         September 30, 2001   in Fair Market Value    Amounts Settled       June 30, 2002
                              ---------              --------             --------             --------
                                                             (Thousands)
NJNG                           $(20,978)            $ (20,028)            $(29,592)          $  (11,414)

Energy Services                  15,355                (9,288)              33,490              (27,423)

NJR Energy                         (343)                5,175                 (250)               5,082
                              ---------              --------             --------             --------

Total                         $  (5,966)             $(24,597)            $  3,648             $(33,755)
                              =========              ========             ========             ========

    There were no contracts originated and valued at fair market value and no changes in methods of valuations during the nine months ended June 30, 2002.

    The following is a summary of fair market value of commodity derivatives at June 30, 2002, by method of valuation and by maturity.

                              Current          Next Fiscal         Next Three     In Excess of          Total
                            Fiscal Year            Year           Fiscal Years      5 years           Fair Value
                              -------            --------            -------         -----             --------
                                                               (Thousands)
Price based
on NYMEX                      $(8,070)           $(27,570)           $(9,537)        $(852)            $(46,029)

Price based on
over-the-counter
published quotations             $222              $3,494             $8,135         $1,040             $12,891

Price based upon
models                              -                $189               $187          $(993)              $(617)

    The following is a summary of commodity derivatives by type as of June 30, 2002:

                                                                                         Amounts included in
                                                  Volume            Price per                Derivatives
                                                  (Bcf)               Mmbtu                  (Thousands)
-------------------------------------------------------------------------------------------------------------
NJNG
                        Futures                       0.5         $2.53 - 3.89                     $(323)
                        Swaps                        25.0                                        $(7,207)
                        Options                       4.4         $3.00 - 10.00                  $(3,884)
Energy Services
                        Futures                       2.7         $2.40 - 4.63                  $(28,663)
                        Swaps                        25.0                                         $1,240

NJR Energy
                        Swaps                        21.3                                         $5,082

    The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at June 30, 2002, using the variance-covariance method with a 95 percent confidence level and a one-day holding period, was $209,000. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk - Long-Term Debt

    As of June 30, 2002, the Company (excluding NJNG) had variable rate debt of $137.3 million. According to the Company's sensitivity analysis, if interest rates were to change by 1 percent, annual interest expense, net of tax, would change by $810,000.

    At June 30, 2002, NJNG had total variable-rate debt outstanding of $147 million, of which $97.1 million has been hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. According to the Company's sensitivity analysis, at June 30, 2002, NJNG's annual interest rate exposure on the $97.1 million, based on the difference between current average rates and the
3.25 percent interest-rate cap, is limited to $140,000, net of tax. If interest rates were to change by 1 percent on the remaining $50 million of variable rate debt at June 30, 2002, NJNG's annual interest expense, net of tax, would change by $295,000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain of the statements contained in this report including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, a need to replace or upgrade NJNG's computer software, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest and the impact of changes in market prices of commodities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," "continue," or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

    The Company wishes to caution readers that the assumptions that form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2002 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, competition for the acquisition of gas, regulatory decisions made by the BPU, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state levels, the availability of Canadian reserves for export to the United States and other regulatory changes.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5 - Legal and Regulatory Proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         4-1 Amended and Restated Syndicated credit agreement, dated January 4, 2002, among NJNG, PNC Bank and other parties named therein.

         4-2 Demand Loan Agreement dated May 27, 2002, between New Jersey Resources Corporation and Citizens Bank of Massachusetts.

         4-3 Demand Loan Agreement dated August 1, 2002, between New Jersey Resources Corporation and Wachovia Securities.

         99-1 Statement, dated August 12, 2002, of the principal executive officer, and principal financial officer of the Company regarding facts and circumstances relating to the Company's filings under the Securities Exchange Act of 1934.

         (b)      Reports on Form 8-K

           On May 6, 2002, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW JERSEY RESOURCES CORPORATION



Date:  August 12, 2002                          /s/ Glenn C. Lockwood
                                                    ---------------------------
                                                    Glenn C. Lockwood
                                                    Senior Vice President
                                                    and Chief Financial Officer