Form 10-Q/A
period 2002-06-30
NEW JERSEY RESOURCES CORP
filed 2002-08-13
CIK 356309

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

On Monday August 12, the filing agent for New Jersey Resources Corp., filed a Form 10-Q for the quarter ended June 30, 2002 on their behalf. Unfortunately, this transmission was sent prematurely and was not cleared to file by New Jersey Resources Corp. As a result of this error, New Jersey Resources Corp. is filing this Amendment No. 1 to its Form 10-Q to include Exhibit 4.1- Amended and Restated Syndicated Credit Agreement, dated January 4, 2002, among NJNG, PNC Bank and other parties named therein. Thank you for your cooperation.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW JERSEY RESOURCES CORPORATION



Date:  August 13, 2002                          /s/ Glenn C. Lockwood
                                                    ---------------------------
                                                    Glenn C. Lockwood
                                                    Senior Vice President
                                                    and Chief Financial Officer