Form 10-K
period 2002-09-30
NEW JERSEY RESOURCES CORP
filed 2002-12-20
CIK 356309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002       Commission file number 1-8359

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

          Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK - $2.50 PAR VALUE                 NEW YORK STOCK EXCHANGE
    (Title of each class)            (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

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

                                YES: X     NO:

The aggregate market value of the Registrant's Common Stock held by non-affiliates was $885,208,962 based on the closing price of $33.00 per share on December 11, 2002.

The number of shares outstanding of $2.50 par value Common Stock as of December 11, 2002 was 26,991,489.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Annual Report to Shareowners are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners to be held February 23, 2003, to be filed on or about January 17, 2003, are incorporated by reference into Part I and Part III of this report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

    ITEM 1 -  Business                                                         1
              Business Segments                                                2
                  Natural Gas Distribution                                     2
                      General                                                  2
                      Throughput                                               3
                      Seasonality of Gas Revenues                              3
                      Gas Supply                                               4
                      Regulation and Rates                                     5
                      Franchises                                               8
                      Competition                                              8
                      Credit Ratings                                           9
                  Energy Services                                              9
                  Retail and Other                                             9
              Environment                                                     10
              Employee Relations                                              11

    ITEM 2 -  Properties                                                      11
    ITEM 3 -  Legal Proceedings                                               12
    ITEM 4 -  Submission of Matters to a Vote of Security Holders             13

    Information Concerning Forward Looking Statements                         13

PART II

    ITEM 5 -  Market for the Registrant's Common Stock and Related
              Stockholder Matters                                             15
    ITEM 6 -  Selected Financial Data                                         15
    ITEM 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15
    ITEM 7A-  Quantitative and Qualitative Disclosures about Market Risk      15
    ITEM 8 -  Financial Statements and Supplementary Data                     15
    ITEM 9 -  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             15

PART III

    ITEM 10-  Directors and Executive Officers of the Registrant              16
    ITEM 11-  Executive Compensation                                          17
    ITEM 12-  Security Ownership of Certain Beneficial Owners and
              Management                                                      17
    ITEM 13-  Certain Relationships and Related Transactions                  17

PART IV

    ITEM 14-  Controls and Procedures                                         17
    ITEM 15 - Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                     18

    Index to Financial Statement Schedules                                    19

Signatures                                                                    21
Certifications                                                                22
Independent Auditors' Consent and Report on Schedule                          24
Exhibit Index                                                                 25

                                     PART I

ITEM 1. BUSINESS

                            ORGANIZATIONAL STRUCTURE

     New Jersey Resources Corporation, (the Company or NJR,) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey and in states from the Gulf Coast to New England, and Canada. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Its subsidiaries and businesses include:

     1) New Jersey Natural Gas Company (NJNG), a local natural gas distribution company that provides regulated energy service to over 430,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     2) NJR Energy Services Company (Energy Services), formed in 1996 to provide unregulated fuel and capacity management and wholesale marketing services.

     3)   Retail and Other operations which include the following companies:

          a.) NJR Retail Holdings Corporation (Retail Holdings), a sub-holding company of NJR formed in November 2001 as an unregulated affiliate to consolidate the Company's unregulated retail operations. Retail Holdings includes the following wholly-owned subsidiary:

                    NJR Home Services Company (Home Services), a company formed in August 1998 to provide appliance service repair and contract services. In fiscal 2001, NJNG transferred its appliance service business to Home Services. NJR Plumbing Services Company, a wholly-owned subsidiary of Home Services, was formed in 2001 to provide plumbing services.

          b.) NJR Capital Services Corporation (Capital), a sub-holding company of NJR formed as an unregulated affiliate to consolidate the Company's unregulated energy-related and real estate investments. Capital includes the following wholly-owned subsidiaries:

                    Commercial Realty & Resources Corp. (CR&R), a company formed in May 1966, which currently develops commercial real estate;

                    NJR Investment Company, a company formed in October 2000 to make certain energy-related equity investments; and,

                    NJR Energy Holdings Corporation, includes NJR Energy Corporation (NJR Energy), which invests primarily in energy-related ventures through its operating subsidiary, NJNR Pipeline Company (Pipeline).

          c.) NJR Service Corporation (Service Corp.), an unregulated company formed as a wholly-owned subsidiary of NJR in August 2000, to provide shared administrative services, including Corporate Communications, Financial and Administrative, Internal Audit, Legal, Human Resources and Technology for NJR and all subsidiaries of NJR.

                                BUSINESS SEGMENTS

     See Note 13 to the Consolidated Financial Statements - Business Segment Data in the Company's 2002 Annual Report, for business segment financial information.

NATURAL GAS DISTRIBUTION

General

     NJNG provides natural gas service to over 430,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

     NJNG's service territory is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 11,282 and 12,522 new customers and converted the heating systems of another 979 and 1,302 existing customers in 2002 and 2001, respectively. This annual growth rate of approximately 3 percent is expected to continue with projected additions of approximately 24,500 new customers over the next two years. This customer growth represents an annual increase of approximately 2.2 billion cubic feet (Bcf) in sales to firm customers and $6.6 million in new margin, assuming normal weather. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources - Natural Gas Distribution in the Company's 2002 Annual Report for a discussion of NJNG's projected capital expenditure program associated with this growth in 2003 and 2004. Also see Information Concerning Forward-Looking Statements.

     In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. In addition, builders in NJNG's service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 40 percent of NJNG's projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

     For the fiscal year ended September 30, 2002, operating revenues and throughput by customer class were as follows:

                                        Operating Revenues               Throughput
                                           (Thousands)                     (Bcf)
                                           -----------                     -----
Residential                           $359,022            46%          35.8            23%
Commercial and other                    84,449            11            8.2             5
Firm transportation                     24,455             3            7.0             4
                                      --------      --------       --------      --------
Total residential and commercial       467,926            60           51.0            32
Interruptible                           12,608             2           11.1             7
                                      --------      --------       --------      --------
Total system                           480,534            62           62.1            39
Off-system                             294,007            38           96.5            61
                                      --------      --------       --------      --------
Total                                 $774,541           100%         158.6           100%
                                      ========      ========       ========      ========

     See MD&A - Natural Gas Distribution Operations in the Company's 2002 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company's 2002 Annual Report for information on operating revenues and throughput for the past six years.

     One customer represented more than 10 percent of total NJNG operating revenue. This revenue is associated with NJNG's margin-sharing programs and therefore management believes that the loss of this customer would not have a material adverse effect on its financial position, results of operations or cash flows.

Seasonality of Gas Revenues

     As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A - Liquidity and Capital Resources - Natural Gas Distribution in the Company's 2002 Annual Report for a discussion of the impact of seasonality on cash flow.

     The impact of weather on the level and timing of NJNG's revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year-average, weather. The WNC does not fully protect the Company from factors such as unusually warm weather and declines in customer usage patterns, which were set in January 1994. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A - Natural Gas Distribution Operations in the Company's 2002 Annual Report and Item 1. Business - Regulation and Rates - State for additional information with regard to the WNC.

Gas Supply

1) Firm Natural Gas Supplies

     NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In 2002, NJNG purchased gas from 61 suppliers under contracts ranging from one month to 10 years. NJNG has five long-term firm gas purchase contracts and purchased approximately 10 percent of its gas in 2002 under one long-term firm gas purchase contract with Alberta Northeast Gas Limited, which expires in 2006. NJNG does not purchase more than 10 percent of its total gas supplies under any other single long-term firm gas purchase contract. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

2) Firm Transportation and Storage Capacity

     In order to deliver the above gas supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. The pipeline companies that provide firm transportation service to NJNG's city gate stations in New Jersey, the maximum daily deliverability of that capacity in decatherms (Dths) and the contract expiration dates are as follows:

                                           Maximum Daily
Pipeline                                Deliverability (Dths)    Expiration Date
--------                                ---------------------    ---------------
Texas Eastern Transmission, L.P.                     342,949     Various dates between 2004 and 2012
Iroquois Gas Transmission System, L.P.                40,468     2011
Tennessee Gas Pipeline Co.                            35,894     2004
Transcontinental Gas Pipe Line Corp.                  22,531     Various dates between 2003 and 2014
Columbia Gas Transmission Corp.                       10,000     2009
                                                      ------
                                                     451,842
                                                     =======

     The pipeline companies that provide firm transportation service to NJNG and feed the above pipelines are: Texas Gas Transmission Corporation, Dominion Transmission Corporation and Columbia Gulf Transmission Corporation.

     In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 231,000 Dths from storage fields in its Northeast market area. The significant storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

                                        Maximum Daily
Pipeline                             Deliverability (Dths)    Expiration Date
--------                             ---------------------    ---------------
Texas Eastern Transmission, L.P.             94,557           Various dates between 2004 and 2006
Transcontinental Gas Pipe Line Corp.          8,384           2005
                                          ---------
                                            102,941
                                            =======

     NJNG also has storage contracts with Dominion Transmission Corporation (maximum daily deliverability of 103,661 Dths) with primary expiration dates between 2005 and 2012, along with the Stagecoach natural gas storage facility (maximum daily deliverability of 35,000 Dths) which expires in 2004. See Note 12 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2002 Annual Report. Both Dominion Transmission Corporation and Stagecoach storage utilize NJNG's transportation contracts to transport that gas from the storage fields to its city gate.

     NJNG, at its discretion, has the right to extend these transportation and storage capacity contracts over various renewal periods.

3) Peaking Supply

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

4) Basic Gas Supply Service

     Wholesale natural gas prices remain volatile. NJNG has mitigated the impact of these volatile price changes on customers through the use of hedging instruments, which are part of its financial risk management program, and its Basic Gas Supply Service (BGSS), formerly known as the Levelized Gas Adjustment clause. See Item 1 - Regulation and Rates - State, for a discussion of NJNG's BGSS, which provides for the recovery of these commodity costs.

5) Future Supplies

     NJNG expects to meet the current level of its gas requirements for existing and projected firm customers into the foreseeable future. Nonetheless, NJNG's ability to provide supply for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport gas to NJNG's city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation, See Item 1 - Competition, may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. If NJNG's gas requirements decrease, NJNG expects to resell any unneeded capacity or commodity that it is required to purchase under existing agreements with its suppliers through its off-system sales and capacity release programs.

Regulation and Rates

1) State

     NJNG is subject to the jurisdiction of the New Jersey Board of Public Utilities (BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

     Over the last five years, NJNG has been granted one increase in its non-fuel delivery tariff rates, and various increases and decreases in its BGSS. The one non-BGSS increase related to the recognition of costs for postretirement benefits other than pensions (OPEB). NJNG also recovers certain costs through adjustment clauses which are generally reviewed annually. The adjustment clauses include:

          a.) Gas Cost Recovery (GCR) factor, which reflects changes in purchased gas costs;

          b.) Comprehensive Resource Analysis (CRA) factor, for recovery of conservation and clean energy related costs;

          c.) Remediation Adjustment (RA) factor, which recovers the costs of remediating former manufactured gas plant sites;

          d.) Consumer Education Program (CEP) factor, for recovery of costs related to supporting education initiatives for components of the Electric Discount and Energy Competition Act (EDECA);

          e.) Transportation Initiation Clause (TIC) factor, to recover costs related to the implementation of technology changes required to support energy choice;

          f.) WNC factor, which credits or surcharges margins accrued from the past heating season weather; and

          g.) Gas Cost Underrecovery Adjustment (GCUA) factor, to recover approximately $29.9 million of underrecovered gas costs and interest incurred during 2001.

     Adjustment clause recoveries do not include an element of profit, however, certain riders do allow recovery of carrying costs under various interest rates and methodologies.

     The following table sets forth information with respect to these rate changes:

($ in 000's)                           Annualized    Annualized
                                         Amount        Amount
Date of Filing         Type            Per Filing     Granted     Effective Date
--------------         ----            ----------     -------     --------------
October 2002     BGSS                     $11,600          --     Pending
January 2002     BGSS                     (15,700)   $(15,700)    February 2002
November 2001    Eliminate PGCA*           (5,000)     (5,000)    January 2002
November 2001    Adjustment clauses       (61,300)    (61,300)    December 2001
June 2001        BGSS - FPM**               8,900       8,900     July 2001
May 2001         BGSS - FPM**               8,900       8,900     June 2001
April 2001       BGSS - FPM**               8,900       8,900     May 2001
March 2001       BGSS - FPM**               8,900       8,900     April 2001
February 2001    BGSS - FPM**               8,900       8,900     March 2001
January 2001     BGSS - FPM**               8,900       8,900     February 2001
November 2000    BGSS - FPM**               8,900       8,900     December 2000
July 2000        Amended LGA               61,900      61,900     November 2000
September 1999   BGSS                      (1,900)     (1,100)    October 2002
September 1998   BGSS                           0     (11,300)    July 1999
July 1997        BGSS                           0      11,600     October 1998
July 1997        Base Rates-OPEB            1,300         900     October 1998
July 1997        BGSS                           0      11,100     January 1998

*    Prior Gas Cost Adjustment surcharge (PGCA).
**   Flexible Pricing Mechanism (FPM).

     In March 2002, the BPU ordered the initiation of the Universal Service Fund
(USF) as provided for in EDECA. The BPU implemented an interim USF program for the 2001-2002 winter heating season through which NJNG provided $1.5 million of credits to customers. The BPU is seeking to establish a permanent program for the 2002-2003 winter heating season with a final decision expected in 2003.

     See Note 8 to the Consolidated Financial Statements - Regulatory Issues in the Company's 2002 Annual Report for additional information regarding NJNG's rate proceedings.

B) Federal

     The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG's agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Franchises

     NJNG holds non-exclusive franchises, expiring between 2004 and 2038, granted by the municipalities it serves that give it the right to lay, maintain and operate public utility property in order to provide natural gas service within these municipalities. NJNG has 47 franchises which are perpetual. The process has begun to renew one franchise that expired in 2002. Management believes it will receive this renewal in 2003.

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

     In February 1999, EDECA, which provides the framework for the restructuring of New Jersey's energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices as required by EDECA, and expand an incentive for residential and small commercial customers to switch to transportation service. At September 30, 2002, NJNG had 13,621 residential and 4,190 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, the Company expects to use its existing firm transportation and storage capacity and thus fully meet its contract obligations.

     In December 2000, the BPU issued a written order resolving a customer account service proceeding and approving the transfer of NJNG's existing appliance service business to Home Services, an unregulated subsidiary of the Company. The order also continues NJNG's current third-party billing policies and delays until May 2003, absent any significant breakthrough in metering technology, any further decision on meter reading and other potentially competitive services.

     In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. In July 2001, NJNG submitted a BGSS proposal that provides for additional customer choices and includes a request to develop new incentive mechanisms. In January 2002, the BPU issued a written order, which stated that BGSS could be provided by suppliers other than the state's natural gas utilities, but at this time it should be provided by the state's natural gas utilities. The parties are currently discussing NJNG's July

2001 proposal, and no assurance can be made as to the timing or terms of any resolution to such proposal.

Credit Ratings

     The table below summarizes NJNG's credit rating issued by two rating entities, Standard and Poor's Rating Information Service, a division of McGraw-Hill (Standard & Poor's or S&P), and Moody's Investor Service, Inc. (Moody's).

                        Standard
                        & Poor's     Moody's
                        --------     -------
Corporate Rating           A          N/A
Commercial Paper           A-1        P-1
Senior Secured             A+         A2
Ratings Outlook         Positive     Stable

     NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit ratings.

     See MD&A - Natural Gas Distribution Operations in the Company's 2002 Annual Report for a discussion of NJNG's financial results.

ENERGY SERVICES

     Energy Services provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England.

     Energy Services natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. During 2002 Energy Services contracted with customers, which included energy marketers, utilities, natural gas producers and pipeline and storage operators among others.

     Energy Services has entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York State with 12 billion cubic feet (Bcf) of working gas capacity and interstate pipeline connections to the Northeast markets. Stagecoach received Federal Energy Regulatory Commission (FERC) certification for full operations on June 27, 2002. See Note 12 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2002 Annual Report for a discussion of the Stagecoach storage project.

     In 2002, Energy Services had two customers, each of which represented more than 10 percent of their total revenue. This revenue is derived from market-based transactions and therefore management believes that the loss of either or both of these customers would not have a material adverse effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

     See MD&A - Energy Services Operations in the Company's 2002 Annual Report for a discussion of financial results.

RETAIL AND OTHER

     Retail and Other operations consist primarily of the following unregulated affiliates: Home Services, which provides service, sales and installation of appliances; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment Company, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the Company and all of its subsidiaries.

     As of September 30, 2002, CR&R's real estate portfolio consisted of one fully-occupied building totaling approximately 4,000 square feet and 172 acres of undeveloped land.

     NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and New Jersey Natural Resources Company. NJR Energy's continuing operations consist primarily of Pipeline's 3.3 percent equity investment in Iroquois, which is a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines.

     See Item 2 - Properties - Retail and Other for additional information regarding CR&R's remaining real estate assets.

     See MD&A - Retail and Other Operations in the Company's 2002 Annual Report for a discussion of financial results.

                                   ENVIRONMENT

     The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

     See Note 12 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2002 Annual Report for information with respect to environmental matters involving material expenditures for the remediation of MGP sites.

     See Item 3 - Legal Proceedings - a. Gas Remediation for additional information regarding environmental activities.

     CR&R is the owner of certain undeveloped acreage in Monmouth and Atlantic Counties, New Jersey, with a net book value of $17.4 million. This acreage is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands
Act), which restricts building in areas defined as "freshwater wetlands" and their transition areas. Based upon a third-party environmental engineer's delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer's revised estimated developable yield for undeveloped acreage, the Company does not believe that a reserve against this land was necessary as of September 30, 2002, as the estimated future cash flows from the development of each site exceeds the current investment in each site.

     Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, for compliance with existing environmental laws and regulations, other than the remediation of the MGP sites discussed in Note 12 to the Consolidated Financial Statements, that would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

                               EMPLOYEE RELATIONS

     The Company and its subsidiaries employed 779 and 775 employees at September 30, 2002 and 2001, respectively. NJNG had 384 and 387 union employees at September 30, 2002 and 2001, respectively. Home Services had 81 and 79 union employees at September 30, 2002 and 2001, respectively. On October 1, 2001, Home Services reached agreement with the union on a two-and-one-half-year collective bargaining agreement, which provides, among other things, for an annual increase in base wages of 5.14 percent with an additional 1 percent in incentive compensation, if performance measures are met. In fiscal 2002, the annual increase in wages was 4.25 percent with an additional 2 percent in incentive compensation, if performance measures are met. Effective October 1, 2002 through April 2, 2003, the six-month increase in wages will be 1.63 percent with an additional 2 percent in incentive compensation, if performance measures are met. On December 6, 2000, NJNG reached an agreement with the union on a three-year collective bargaining agreement which provides, among other things, for annual base wage increases of 3.5 percent, 3.5 percent and 3.25 percent, effective December 4, 2000, 2001 and 2002, respectively. NJNG's represented employees are also eligible for an additional incentive of 1.5 percent, 1.75 percent and 2 percent of base in fiscal 2001, 2002 and 2003, respectively, if certain performance measure are met.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

     NJNG owns approximately 6,000 miles of distribution main and 6,000 miles of services, 215 miles of transmission main and approximately 443,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

     Additionally, NJNG owns and operates two LNG storage plants located in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an estimated maximum capacity of 19,200 and 150,000 Dths per day, respectively. These facilities are used for peaking supply and emergencies.

     NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, customer service offices located in Asbury Park, Monmouth County and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

     Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by 29 supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled approximately $218 million at September 30, 2002. In addition, under the terms of its Indenture, NJNG could have issued approximately $250 million of additional first mortgage bonds as of September 30, 2002.

     See Note 5 to the Consolidated Financial Statements - Long-Term Debt, Dividends and Retained Earnings Restrictions in the Company's 2002 Annual Report for additional information regarding NJNG's bonded debt.

Retail and Other  (All properties are in New Jersey)

     At September 30, 2002, CR&R owned 172 acres of undeveloped land and one fully-occupied building totaling approximately 4,000 square feet. In June 2002, CR&R sold a 20,000-square-foot building for $4.3 million, which generated a pre-tax gain of approximately $885,000.

     See Item 1. - Environment for a discussion of regulatory matters concerning undeveloped acreage owned by CR&R.

     Home Services leases a service center in Dover Township, Morris County and in fiscal 2002 leased another service center in Tinton Falls, Monmouth County.

     NJR Energy has less than 1 percent ownership interest in Capstone Turbine Corporation, a developer of energy efficient, gas-fired microturbines that produce electricity. Pipeline has a 3.3 percent equity interest in Iroquois.

Capital Expenditure Program

     See MD&A - Liquidity and Capital Resources in the Company's 2002 Annual Report for a discussion of the Company's anticipated 2003 and 2004 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

     NJNG has identified 11 former Manufactured Gas Plant (MGP) sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950s and in some cases had been discontinued many years earlier, and all of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These documents establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site.

     Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for its two sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its expenditures incurred through June 30, 1998, over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures (see Note 3 to the Consolidated Financial Statements - Capitalized and Deferred Interest), will generally be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999, and in January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000. The BPU is currently reviewing these filings. See Note 11 to the Consolidated Financial Statements - Commitments and Contingent Liabilities in the Company's 2002 Annual Report for additional information regarding estimated costs of remediation.

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser - Nelson Steel and Salvage Company (Kaiser - Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG's coverage. This settlement involves a significant cash payment to NJNG that will be tendered in four installments. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser - Nelson. Kaiser - Nelson was responsible for demolishing the structures at several of the MGP sites and removing the contents of the vessels. NJNG is seeking monetary damages or compensatory relief for the harm caused by Kaiser - Nelson's actions. Trial date has been set for April 7, 2003. There can be no assurances as to the outcome of this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including, without limitation, statements as management expectations and belief presented in Part I under the captions "New Jersey Natural Gas Company - General; - Gas Supply; - Regulation and Rates; - Competition," "Environment" and "Legal Proceedings," are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," or "continue" or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial results, capital requirements and other matters for fiscal 2003 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, the impact of the Company's risk management efforts, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the continued recoverability of environmental remediation expenditures, changes in and levels of interest rates and other regulatory changes.

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

                                     PART II

     Information for Items 5 through 9 of this report appears below or in the Company's 2002 Annual Report as indicated on the following table and the 2002 Annual Report information is incorporated herein by reference, as follows:

                                                                        Annual Report
                                                                             Page
                                                                             ----

ITEM 5.   Market for the Registrant's Common
          Equity and Related Shareowner Matters

          Market Information - Exchange                                Inside back cover
                             - Stock Prices & Dividends                       31

          Dividend Restrictions                                               47
          Holders of Common Stock - 16,696 Shareowner accounts

ITEM 6.   Selected Financial Data                                             30

ITEM 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                   32-38

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk         37-38

ITEM 8.   Financial Statements and Supplementary Data                        32-54

ITEM 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                                                None

                                    PART III

     Information for Items 10 through 13 of this report is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held on February 26, 2003, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about January 17, 2003.

ITEM 10. Directors and Executive Officers of the Registrant

     Following is certain information required by this item regarding the Registrant's executive officers. Other information required by this Item is incorporated by reference from the Registrant's proxy statement for its 2003 Annual Meeting, expected to be filed with the SEC on or about January 17, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                     First Elected
            Office(1)                       Name             Age       an Officer
            ---------                       ----             ---       ----------
Chairman, President and
  Chief Executive Officer             Laurence M. Downes      45         1/86

Senior Vice President, General
  Counsel and Corporate Secretary     Oleta J. Harden         53         6/84

Senior Vice President and
  Chief Financial Officer             Glenn C. Lockwood       41         1/90

(1) All terms of office are one year.

     There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as an officer. The following is a brief account of their business experience during the past five years:

                               Laurence M. Downes
                 Chairman, President and Chief Executive Officer

     Mr. Downes has held the position of Chairman since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer. In December 1997, Mr. Downes (along with three other current or former officers of the Company) entered into a settlement with the SEC in which he consented without admitting or denying the SEC's findings, to an administrative order finding that he was a cause of the Company not fully complying with Section 13(a) of the Securities Exchange Act of 1934 in connection with the Company's reporting of certain 1992 Company subsidiary transactions. No fines or monetary penalties were imposed on him, nor was his ability to act as an officer or director of a public company otherwise limited.

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

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

                                    PART IV

ITEM 14. Controls and Procedures

     Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements of the Registrant and Independent Auditors' Report, included in the Company's 2002 Annual Report, are incorporated by reference in Item 8 above:

     Consolidated Balance Sheets as of September 30, 2002 and 2001

     Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

     Consolidated Statements of Capitalization as of September 30, 2002 and 2001

     Consolidated Statements of Common Stock Equity for the Years Ended September 30, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

          (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 19.

          (3) Exhibits - See Exhibit Index on page 25.

     (b) Reports on Form 8-K

     On August 12, 2002 a report on Form 8-K was filed by the Company regarding Statements Under Oath of the Chief Executive Officer and Chief Financial Officer of New Jersey Resources Corporation Regarding Facts and Circumstances Related to Exchange Act Filings.

                        NEW JERSEY RESOURCES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                            Page
                                                                            ----
Schedule II - Valuation and qualifying accounts and
reserves for each of the three years in the period
ended September 30, 2002                                                      20


     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                                                     Schedule II

                        NEW JERSEY RESOURCES CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 and 2000

                      BALANCE AT   ADDITIONS                      BALANCE
                      BEGINNING    CHARGED TO                    AT END OF
CLASSIFICATION         OF YEAR      EXPENSE       OTHER             YEAR
--------------         -------      -------       -----             ----
($000)
2002:
Allowance for
Doubtful Accounts      $ 3,026      $ 4,031      $ (2,662)(1)      $ 4,395
                       =======      =======      ========          =======
2001:
Allowance for
Doubtful Accounts      $ 2,555      $ 3,088      $ (2,617)(1)      $ 3,026
                       =======      =======      ========          =======
2000:
Allowance for
Doubtful Accounts      $ 1,684      $ 2,614      $ (1,743)(1)      $ 2,555
                       =======      =======      ========          =======

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

                                              NEW JERSEY RESOURCES CORPORATION
                                              --------------------------------
                                                        (Registrant)

Date: December 20, 2002                       By: /s/Glenn C. Lockwood
                                                  -----------------------------
                                                  Glenn C. Lockwood
                                                  Senior Vice President and
                                                  Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 20, 2002  /s/ Laurence M. Downes           Dec. 20, 2002  /s/ James T. Hackett
               ------------------------------                  ------------------------------
               Laurence M. Downes                              James T. Hackett
               Chairman, President and                         Director
               Chief Executive Officer

Dec. 20, 2002  /s/ Glenn C. Lockwood            Dec. 20, 2002  /s/ Dorothy K. Light
               ------------------------------                  ------------------------------
               Glenn C. Lockwood                               Dorothy K. Light
               Senior Vice President and                       Director
               Chief Financial Officer
               (Principal Accounting Officer)

Dec. 20, 2002  /s/ Nina Aversano                Dec. 20, 2002  /s/ William H. Turner
               ------------------------------                  ------------------------------
               Nina Aversano                                   William H. Turner
               Director                                        Director

Dec. 20, 2002  /s/ Lawrence R. Codey            Dec. 20, 2002  /s/ Gary W. Wolf
               ------------------------------                  ------------------------------
               Lawrence R. Codey                               Gary W. Wolf
               Director                                        Director

Dec. 20, 2002  /s/ Leonard S. Coleman           Dec. 20, 2002  /s/ George R. Zoffinger
               ------------------------------                  ------------------------------
               Leonard S. Coleman                              George R. Zoffinger
               Director                                        Director

Dec. 20, 2002  /s/ Joe B. Foster
               ------------------------------
               Joe B. Foster
               Director

Dec. 20, 2002  /s/ Hazel S. Gluck
               ------------------------------
               Hazel S. Gluck
               Director

                                 CERTIFICATIONS

I, Laurence M. Downes, certify that:

1) I have reviewed this Annual Report on Form 10-K of New Jersey Resources Corporation;

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c.) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                By: /s/ Laurence M. Downes
      -----------------                    ------------------------------------
                                           Laurence M. Downes
                                           Chairman & Chief Executive Officer

                                 CERTIFICATIONS

I, Glenn C. Lockwood, certify that:

1) I have reviewed this Annual Report on Form 10-K of New Jersey Resources Corporation;

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c.) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                By: /s/ Glenn C. Lockwood
      -----------------                    ------------------------------------
                                           Glenn C. Lockwood
                                           Senior Vice President,
                                           Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation (the "Corporation") as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, and have issued our report thereon dated October 29, 2002; such consolidated financial statements and report are included in your 2002 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 29, 2002

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 33-52409 and 333-59013 of New Jersey Resources Corporation on Form S-8 and Registration Statement No. 33-57711 of New Jersey Resources Corporation on Form S-3 of our reports dated October 29, 2002 appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 2002.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 20, 2002

                                  EXHIBIT INDEX

                                                                 Previous Filing
                                                                 ---------------

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  3-1        3       Restated Certificate of Incorporation        Note (8)        3-1
                     of the Company, as amended

  3-2                By-laws of the Company, as presently       333-59013         5-1
                     in effect

  4-1        4       Specimen Common Stock Certificates          33-21872         4-1

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

  4-2F               Twenty-Sixth Supplemental Indenture,         Note (7)        4-2Z
                     dated as of October 1, 1995

  4-2G               Twenty-Seventh Supplemental Indenture,       Note (9)        4-2J
                     dated as of September 1, 1997

  4-2H               Twenty-Eighth Supplemental Indenture,        Note (10)       4-2K
                     dated as of January 1, 1998

  4-2I               Twenty-Ninth Supplemental Indenture,         Note (10)       4-2L
                     dated as of April 1, 1998

                                  EXHIBIT INDEX

                                                                 Previous Filing
                                                                 ---------------

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  4-5                Amended and Restated Note and Credit           The          4-5
                     Agreement between New Jersey Resources       Company's
                     Corporation and First Union National         Quarterly
                     Bank, successor to First Fidelity            Report on
                     Bank, dated May 7, 1993                      Form 10-Q
                                                                   for the
                                                                   quarter
                                                                  ended June
                                                                   30, 1993

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

  4-5C               Dated as of September 10, 1996               Note (8)       4-5C

  4-5D               Dated as of September 26, 1997               Note (9)       4-5D

  4-5E               Dated as of August 10, 1999                  Note (11)      4-5E

  4-5F               Dated as of September 29, 2000               Note (12)      4-5F

  4-7                Syndicated credit agreement dated             The           4-7
                     January 5, 2001, among NJR, PNC Bank        Company's
                     and other parties named therein             Quarterly
                                                                 Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended March
                                                                 31, 2001

  4-7A              First amendment to the NJR syndicated         Note (13)      4-7A
                    credit agreement, dated October 3,
                    2001 among NJR, PNC Bank and other
                    parties named therein

                                  EXHIBIT INDEX

                                                                 Previous Filing
                                                                 ---------------

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  4-8                Syndicated credit agreement dated              The          4-8
                     January 5, 2001, among NJNG, PNC Bank       Company's
                     and other parties named therein             Quarterly
                                                                 Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended March
                                                                  31, 2001

  4-8A               First amendment to the NJNG syndicated         The         4-8A
                     credit agreement, dated March 1, 2001,      Company's
                     among NJNG, PNC Bank and other parties      Quarterly
                     named therein                               Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended March
                                                                 31, 2001

  4-8B               Second amendment to the NJNG                 Note (13)      4-8B
                     syndicated credit agreement, dated
                     October 3, 2001, among NJNG, PNC Bank
                     and other parties named therein

  4-9                Amended and Restated Syndicated               The           4-1
                    credit agreement, The Company's dated        Company's
                    January 4, 2002 among NJNG, PNC Bank         Quarterly
                    and other parties named therein              Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                 ended June
                                                                  30, 2002

  4-10              Shareholder Rights Plan                         The
                                                                 Company's
                                                                  Form 8-K
                                                                  filed on
                                                                  August 2,
                                                                    1996

                                  EXHIBIT INDEX

                                                                 Previous Filing
                                                                 ---------------

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  4-11               Demand Loan Agreement dated May 27,           The           4-2
                     2002, between New Jersey Resources          Company's
                     Corporation and Citizens Bank of            Quarterly
                     Massachusetts                               Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended June
                                                                 30, 2002

  4-12               Demand Loan Agreement dated August 1,         The           4-3
                     2002, between New Jersey Resources          Company's
                     Corporation and Wachovia Securities         Quarterly
                                                                 Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                 ended June
                                                                 30, 2002

  10-2       10      Retirement Plan for Represented              2-73181        10(f)
                     Employees, as amended October 1, 1984

  10-3               Retirement Plan for Non-Represented          2-73181        10(g)
                     Employees, as amended October 1, 1985

  10-4               Supplemental Retirement Plans covering       Note (1)       10-9
                     all Executive Officers as described in
                     the Registrant's definitive proxy
                     statement incorporated herein by
                     reference

  10-5               Agreements between NJNG and Texas            Note (8)       10-5
                     Eastern Transmission Company

  10-5A              Dated June 21, 1995                          Note (8)       10-5A

  10-5B              Dated June 21, 1995                          Note (8)       10-5B

  10-5C              Dated November 15, 1995                      Note (8)       10-5C

  10-6               Officer Incentive Plan effective as of       Note (8)       10-6
                     October 1, 1986

                                  EXHIBIT INDEX

                                                                 Previous Filing

          Reg. S-K
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

  10-10              Long-Term Incentive Compensation Plan       Company's
                     as amended                                   proxy
                                                               statement on
                                                               Schedule 14A
                                                               for the 1996
                                                                  Annual
                                                                  Meeting

  10-12              Employment Continuation Agreement of         Note (8)       10-12
                     Laurence M. Downes dated June 5, 1996

 10-12A              Amendment dated as of December 1, 1997       Note (9)       10-12A

 10-12B              Revised Schedule of Officer Employee         Note (9)       10-12B
                     Continuation Agreements

  10-13              Agreements between NJNG and Alberta          Note (4)       10-13
                     Northeast Gas Limited, dated February
                     7, 1991

  10-14              Agreement between NJNG and Iroquois          Note (4)       10-14
                     Gas Transmission System, L.P., dated
                     February 7, 1991

  10-15              Agreements between NJNG and CNG              Note (8)       10-15
                     Transmission Corporation

 10-15A              Dated December 1, 1993                       Note (8)       10-15A

 10-15B              Dated December 1, 1993, as amended           Note (8)       10-15B
                     December 21, 1995

                                  EXHIBIT INDEX

                                                                 Previous Filing

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  10-16              Amended and Restated Natural Gas               The          10-1
                     Storage Marketing and Management            Company's
                     Agreement between NJR Energy Services       Quarterly
                     Company and eCORP Marketing, LLC,           Report on
                     dated as of January 9, 2002 (the            Form 10-Q
                     "Marketing and Management Agreement")        for the
                     (Sections marked with "***" are              quarter
                     redacted pursuant to a request for         ended March
                     confidential treatment filed with the       31, 2002
                     Securities and Exchange Commission)

  10-17              Base Gas Lease Agreement between NJR           The          10-2
                     Energy Services Company and Central         Company's
                     New York Oil and Gas Company, LLC,          Quarterly
                     dated as of January 9, 2002                 Report on
                                                                 Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended March
                                                                  31, 2002

  10-18              Transportation Capacity Release                The          10-3
                     Agreement between NJR Energy                Company's
                     Services Company and eCORP Marketing,       Quarterly
                     LLC, dated January 9, 2002 (Sections        Report on
                     marked with "***" are redacted              Form 10-Q
                     pursuant to a request for                    for the
                     confidential treatment filed with            quarter
                     the Securities and Exchange Commission)    ended March
                                                                 31, 2002

  10-19              Letter Agreement between NJR Energy            The          10-4
                     Services Company and eCORP Marketing,       Company's
                     LLC, dated January 9, 2002 with             Quarterly
                     respect to the Marketing and                Report on
                     Management Agreement                        Form 10-Q
                                                                  for the
                                                                  quarter
                                                                ended March
                                                                  31, 2002

                                  EXHIBIT INDEX

                                                                 Previous Filing

          Reg. S-K
Exhibit   Item 601                                             Registration
  No.    Reference            Document Description                Number       Exhibit
  ---    ---------            --------------------                ------       -------
  13-1       13      2002 Annual Report to Shareowners.
                     Such Exhibit includes only those
                     portions thereof which are expressly
                     incorporated by reference in this Form
                     10-K  (filed herewith)

  21-1       21      Subsidiaries of the Registrant (filed
                     herewith)

  23-1       23      Independent Auditors' Consent and
                     Report on Schedule (filed herewith)
                     See page 24

  99-1               Certification of the Chief Executive
                     Officer pursuant to section 906 of the
                     Sarbanes-Oxley Act*

  99-2               Certification of the Chief Financial
                     Officer pursuant to section 906 of the
                     Sarbanes-Oxley Act*

* This certificate accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

Note (1) 1986 Form 10-K File No. 1-8359
Note (2) 1989 Form 10-K File No. 1-8359
Note (3) 1991 Form 10-K File No. 1-8359
Note (4) 1992 Form 10-K File No. 1-8359
Note (5) 1993 Form 10-K File No. 1-8359
Note (6) 1994 Form 10-K File No. 1-8359
Note (7) 1995 Form 10-K File No. 1-8359
Note (8) 1996 Form 10-K File No. 1-8359
Note (9) 1997 Form 10-K File No. 1-8359
Note (10) 1998 Form 10-K File No. 1-8359
Note (11) 1999 Form 10-K File No. 1-8359
Note (12) 2000 Form 10-K File No. 1-8359
Note (13) 2001 Form 10-K File No. 1-8359