Form 10-Q
period 2002-12-31
NEW JERSEY RESOURCES CORP
filed 2003-02-14
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002   Commission file number 1-8359

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

                           YES: |X|           NO: | |

The number of shares outstanding of $2.50 par value Common Stock as of February 3, 2003 was 27,031,026.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

      Certain of the statements contained in this report including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, a need to replace or upgrade NJNG's computer software, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to the remediation of Manufactured Gas Plant (MGP) sites and the recovery of related costs, and the impact of changes in market prices of commodities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," "continue," or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

      The Company wishes to caution readers that the assumptions that form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2003 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions and economic conditions, demographic changes in NJNG's service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG's customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the continued recoverability of environmental remediation expenditures, and other regulatory and economic policy changes.

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

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                         2002             2001
                                                       --------         --------
                                                   (Thousands, except per share data)
OPERATING REVENUES ...........................         $668,779         $395,831
                                                       --------         --------

OPERATING EXPENSES
  Gas purchases ..............................          580,145          318,480
  Operation and maintenance ..................           25,654           23,072
  Depreciation and amortization ..............            8,081            8,431
  Energy and other taxes .....................           13,024           11,078
                                                       --------         --------
Total operating expenses .....................          626,904          361,061
                                                       --------         --------

OPERATING INCOME .............................           41,875           34,770

Other income .................................              719            1,252

Interest charges, net ........................            4,329            4,385
                                                       --------         --------

INCOME BEFORE INCOME TAXES ...................           38,265           31,637

Income tax provision .........................           14,942           11,956
                                                       --------         --------

NET INCOME ...................................         $ 23,323         $ 19,681
                                                       ========         ========

EARNINGS PER COMMON SHARE-BASIC
     NET INCOME ..............................         $    .86         $    .74
                                                       ========         ========

EARNINGS PER COMMON SHARE-DILUTED
     NET INCOME ..............................         $    .85         $    .73
                                                       ========         ========

DIVIDENDS PER COMMON SHARE ...................         $    .31         $    .30
                                                       ========         ========

AVERAGE SHARES OUTSTANDING
     BASIC ...................................           26,983           26,736
                                                       ========         ========
     DILUTED .................................           27,325           27,080
                                                       ========         ========

The December 31, 2001, common share and earnings-per-share data have been restated for a 3-for-2 stock split, which became effective in March 2002.

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
(Thousands)                                                    2002           2001
                                                            ---------      ---------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................     $  23,323      $  19,681
   Adjustments to reconcile net income to cash flows
    Depreciation and amortization .....................         8,081          8,431
    Amortization of deferred charges ..................         1,358          1,223
    Deferred income taxes .............................         6,044            953
    Manufactured gas plant remediation costs ..........        (3,595)        (2,794)
    Change in working capital .........................       (52,695)       (53,508)
    Other, net ........................................        (6,279)          (176)
                                                            ---------      ---------
  Net cash flows from operating activities ............       (23,763)       (26,190)
                                                            ---------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock .........................         2,523          2,615
   Proceeds from long-term debt .......................            --         42,950
   Proceeds from sale-leaseback transaction ...........         5,294         20,631
   Payments of long-term debt .........................       (50,622)          (220)
   Purchases of treasury stock ........................            --           (590)
   Payments of common stock dividends .................        (8,072)        (7,837)
   Redemption of preferred stock ......................          (295)            --
   Net change in short-term debt ......................        86,750        (19,600)
                                                            ---------      ---------
  Net cash flows from financing activities ............        35,578         37,949
                                                            ---------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for
    Utility plant .....................................       (10,142)       (11,298)
    Real estate properties and other ..................          (216)           (53)
    Cost of removal ...................................          (711)          (957)
   Proceeds from asset sales ..........................           267          1,014
                                                            ---------      ---------
  Net cash flows from investing activities ............       (10,802)       (11,294)
                                                            ---------      ---------
  Net change in cash and temporary investments ........         1,013            465
  Cash and temporary investments at September 30 ......         1,282          4,044
                                                            ---------      ---------
  Cash and temporary investments at December 31 .......     $   2,295      $   4,509
                                                            =========      =========
  CHANGES IN COMPONENTS OF WORKING CAPITAL
   Receivables ........................................     $(118,793)     $(110,248)
   Inventories ........................................       (29,770)         3,801
   Deferred gas costs .................................         2,496         10,194
   Purchased gas ......................................        65,313         38,147
   Prepaid and accrued taxes, net .....................        20,253         12,176
   Customers' credit balances and deposits ............        (6,359)         8,310
   Accounts payable & other ...........................         6,115         (7,287)
   Broker margin accounts .............................         7,910          2,769
   Other, net .........................................           140        (11,370)
                                                            ---------      ---------
  Total ...............................................     $ (52,695)     $ (53,508)
                                                            =========      =========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for
   Interest (net of amounts capitalized) ..............     $   5,474      $   5,201
   Income taxes .......................................     $       3      $   9,691

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        DECEMBER 31,        SEPTEMBER 30,       DECEMBER 31,
                                                            2002                2002                2001
                                                        (unaudited)                             (unaudited)
                                                        ------------        -------------       ------------
                                                                            (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant, at cost ......................          $ 1,062,632         $ 1,053,086         $ 1,025,775
 Real estate properties and other, at cost ...               25,358              25,144              26,808
                                                          1,087,990           1,078,230           1,052,583
                                                        -----------         -----------         -----------
 Accumulated depreciation and amortization ...             (328,602)           (321,833)           (305,846)
                                                        -----------         -----------         -----------
  Property, plant and equipment, net .........              759,388             756,397             746,737
                                                        -----------         -----------         -----------

CURRENT ASSETS
 Cash and temporary investments ..............                2,295               1,282               4,509
 Construction fund ...........................                   --                  --               3,600
 Customer accounts receivable ................              241,244             158,591             143,704
 Unbilled revenues ...........................               41,821               4,679              43,005
 Allowance for doubtful accounts .............               (5,298)             (4,395)             (3,236)
 Regulatory assets ...........................               44,807              43,973              27,278
 Gas in storage, at average cost .............              116,099              86,340              66,384
 Prepaid state taxes .........................                  450              10,973                  --
 Derivatives .................................               12,303               8,136               4,734
 Broker margin accounts ......................               31,033              38,943              26,129
 Other .......................................               21,856              17,436              20,462
                                                        -----------         -----------         -----------
  Total current assets .......................              506,610             365,958             336,569
                                                        ===========         ===========         ===========

DEFERRED CHARGES AND OTHER
 Equity investments ..........................               14,132              14,302              14,572
 Regulatory assets ...........................              126,873             134,537             101,676
 Derivatives .................................                6,341              10,952              14,557
 Other .......................................               29,857              37,158              38,980
                                                        -----------         -----------         -----------
  Total deferred charges and other ...........              177,203             196,949             169,785
                                                        -----------         -----------         -----------

        Total assets .........................          $ 1,443,201         $ 1,319,304         $ 1,253,091
                                                        ===========         ===========         ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                            DECEMBER 31,     SEPTEMBER 30,     DECEMBER 31,
                                                                2002             2002               2001
                                                            (unaudited)                         (unaudited)
                                                            ------------     -------------     ------------
                                                                              (Thousands)
CAPITALIZATION
  Common stock equity ............................          $  385,210        $  361,453        $  361,790
  Redeemable preferred stock .....................                  --               295               298
  Long-term debt .................................             344,892           370,628           390,803
                                                            ----------        ----------        ----------
    Total capitalization .........................             730,102           732,376           752,891
                                                            ----------        ----------        ----------

CURRENT LIABILITIES
  Current maturities of long-term debt ...........               2,350            26,942            26,886
  Short-term debt ................................             151,650            59,900            66,200
  Purchased gas ..................................             234,095           168,782           123,473
  Accounts payable and other .....................              45,799            39,684            29,932
  Dividends payable ..............................               8,369             8,072             8,030
  Accrued taxes ..................................              27,811            15,025            22,554
  Derivatives ....................................              12,495            25,397            12,125
  Customers' credit balances and deposits ........              17,283            23,642            22,733
                                                            ----------        ----------        ----------
    Total current liabilities ....................             499,852           367,444           311,933
                                                            ----------        ----------        ----------

DEFERRED CREDITS
  Deferred income taxes ..........................             101,466            92,435            88,555
  Deferred investment tax credits ................               9,062             9,148             9,410
  Deferred revenue ...............................              14,619            15,019            16,220
  Derivatives ....................................               3,151             6,612             3,291
  Manufactured gas plant remediation .............              65,830            65,830            53,840
  Postretirement employee benefit liability ......               7,714            19,950             6,847
  Other ..........................................              11,405            10,490            10,104
                                                            ----------        ----------        ----------
    Total deferred credits .......................             213,247           219,484           188,267
                                                            ----------        ----------        ----------
         Total capitalization and liabilities ....          $1,443,201        $1,319,304        $1,253,091
                                                            ==========        ==========        ==========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

      The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2002 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). Although management believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

      In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of the Company's utility operations and NJR Energy Services Company (Energy Services) operations, and other factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the entire year.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," (SFAS 148), an amendment of FASB Statement No 123. SFAS 148 provides implementation guidance for the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which the Company adopted as of October 1, 2002. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123 (See Note 5.-Earnings Per Share (EPS)).

      The Company completed its assessment of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which became effective October 1, 2002, and based on its analysis, the Company does not expect this statement to have a material effect on its financial position, results of operations, or cash flows. SFAS 143 requires the Company to disclose certain asset retirement information. As of December 31, 2002, September 30, 2002, and December 31, 2001, the Company had asset retirement costs recovered through rates in excess of actual costs incurred totaling $69.1 million, $67.8 million, and $65.5 million, respectively, which are included in Accumulated depreciation on the Consolidated Balance Sheets.

2. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, New Jersey Natural Gas Company (NJNG), Energy Services, NJR Retail Holdings Corporation (Retail Holdings), NJR Capital Services Corporation (Capital) and NJR Service Corporation. Significant intercompany transactions and accounts have been eliminated.

      The Retail and Other segment includes Retail Holdings and its wholly-owned subsidiary, NJR Home Services Company (Home Services). Home Services has a wholly-owned subsidiary, NJR Plumbing Services Company. Retail and Other also includes Capital and its wholly-owned subsidiaries, Commercial Realty & Resources Corp. (CR&R), NJR Investment Company and NJR Energy Corporation (NJR Energy).

3. Capitalized and Deferred Interest

      The Company's capitalized interest totaled $81,000 and $122,000 for the three months ended December 31, 2002 and 2001, respectively.

      Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG's carrying costs are recoverable on uncollected balances related to underrecovered gas costs through October 31, 2001 (see Note 4b.-BGSS and Other Adjustment Clauses) and its MGP remediation expenditures (see Note 4c.-Manufactured Gas Plant Remediation). Accordingly, Other income included $525,000 and $874,000 of deferred interest related to remediation and underrecovered gas costs for the three months ended December 31, 2002 and 2001, respectively.

4. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

      In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey's energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS) and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service.

      In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. In July 2001, NJNG submitted a BGSS proposal that provides additional customer choices, including various pricing options. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state's natural gas utilities, but at this time it should be provided by the state's natural gas utilities. The parties are currently discussing NJNG's July 2001 proposal, and no assurance can be made as to the timing or terms of any resolution to such proposal.

b. BGSS and Other Adjustment Clauses

      On October 17, 2002, NJNG filed a BGSS request with the BPU for a 3 percent price increase, reflecting higher projected gas costs, to be effective December 1, 2002. In January 2003, NJNG updated the BGSS request to seek a 6 percent price increase effective February 1, 2003. On February 5, 2003, NJNG received a provisional 6 percent price increase, subject to refund with interest, reflecting higher projected gas costs. The parties to the BGSS proceeding are reviewing the filing to extend the BGSS incentives beyond October 31, 2003, discussed below.

      NJNG is incited to reduce the BGSS costs through a series of margin-sharing programs which include off-system sales, capacity release and portfolio-enhancing programs. On October 30, 2002, the BPU approved an agreement whereby the existing 85/15 margin-sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2003. As part of this agreement, the portfolio-enhancing programs, which include an incentive for the permanent reduction of the cost of capacity, continued to receive 60/40 sharing treatment between customers and shareowners for transactions completed on or before December 31, 2002. Any new transactions that become effective after January 1, 2003, would not be eligible under the portfolio-enhancing programs. Management believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows. Management also believes as part of the BGSS proceedings that it can replace these programs with new incentive-based programs that will not have a material effect on its financial position, results of operations or cash flows. No assurance can be given as to the ultimate resolution of this matter.

      NJNG is also involved in various proceedings associated with several other adjustment clauses (e.g., Transportation Initiation Clause (TIC) and New Jersey Clean Energy Program, formerly known as Comprehensive Resource Analysis) which in management's opinion will not have a material adverse effect on its financial condition or results of operations. (See Item.1-Business Segments-Regulation and Rates in the Company's Form 10-K).

c. Manufactured Gas Plant (MGP) Remediation

      NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950s and in some cases had been discontinued many years earlier, and all of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These orders and agreements establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted.

      Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites it remains responsible for. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. Through a Remediation Rider approved by the BPU, NJNG is recovering its remediation expenditures incurred through June 30, 1998, over a seven-year period. Costs incurred subsequent to June 30, 1998, including carrying costs on the deferred expenditures (see Note 3 to the Consolidated Financial Statements - Capitalized and Deferred Interest), will generally be reviewed annually and recovered over rolling seven-year periods, subject to BPU approval. In September 1999, NJNG filed for recovery of expenditures incurred through June 30, 1999. In January 2001, NJNG filed for recovery of expenditures incurred through June 30, 2000. The BPU is currently reviewing both filings.

      In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket number OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG's coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson's decommissioning of structures at several MGP sites.

d. Various

      The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

5. Earnings Per Share (EPS)

      According to SFAS No. 128 "Earnings Per Share," which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 341,459 and 343,839 for the three months ended December 31, 2002 and 2001, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

      Effective October 1, 2002, the Company has adopted the fair value method of recording stock-based compensation under Statement of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended (SFAS 123), which is considered the preferred method of accounting. The Company adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which will be expensed through the income statement based on the fair value of the award at the grant date. The Company will present pro forma presentation in tabular format for awards issued prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company did not recognize any expense related to stock options in the first quarter ended December 31, 2002, since no options were granted. The following is a comparison of the as reported and pro forma net income for options granted prior to October 1, 2002.

                                                          Three Months Ended
                                                              December 31
                                                          2002           2001
                                                       ----------     ----------
As Reported:                                                  (Thousands)
  Net Income                                           $   23,323     $   19,681
                                                       ----------     ----------
  Earnings Per Share-Basic                             $      .86     $      .74
                                                       ----------     ----------
  Earnings Per Share-Diluted                           $      .85     $      .73
                                                       ----------     ----------

Pro Forma for options issued
prior to October 1, 2002:

  Net Income                                           $   22,804     $   19,129
                                                       ----------     ----------
  Earnings Per Share-Basic                             $      .85     $      .72
                                                       ----------     ----------
  Earnings Per Share-Diluted                           $      .83     $      .71
                                                       ----------     ----------

6. Construction Fund and Long-Term Debt

      On December 23, 2002, the Company renewed and extended its $380 million committed credit facilities with several banks, which replaced a $335 million revolving credit agreement. The NJR portion of the facility consists of $100 million with a 364-day term and $80 million with a three-year term expiring January 2006, and the NJNG portion of the facility consists of $150 million with a 364-day term and $50 million with a three-year term expiring January 2006. The NJR facilities are used to finance unregulated operations. NJNG's facilities are used to support its commercial paper borrowings. Consistent with management's intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $20 million, $25 million and $50 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheet at December 31, 2002, September 30, 2002 and December 31, 2001, respectively.

      In July 2002, the New Jersey Economic Development Authority (EDA) approved $12 million of new funds to finance NJNG's northern division construction over the next three years.

      In July 2002, NJNG entered into $97.1 million of interest-rate caps with several banks at a rate of 3.25 percent, expiring in July 2004. These caps are designed to limit NJNG's variable rate debt exposure for all of its outstanding tax exempt EDA Bonds.

      In fiscal 2002, NJNG entered into an agreement with a financing company whereby NJNG received $20.6 million related to the sale and leaseback of a portion of its meters. In December 2002, NJNG received $5.3 million under this agreement in connection with the sale-leaseback of its vintage 2001 meters. Management has the ability to continue the sale-leaseback meter program on an annual basis.

      In December 2002, NJNG's $25 million, 7.5 percent Series V First Mortgage Bonds matured.

7. Segment Reporting

      The Natural Gas Distribution segment consists of regulated energy and off-system and capacity management operations. The Energy services segment consists of unregulated fuel and capacity management and wholesale marketing operations. The Retail and other segment consists of service, sales and installation of appliances, commercial real estate development, investment and other corporate activities.

                                                       Three Months Ended
                                                           December 31
                                                     2002                2001
                                                  ---------           ---------
                                                           (Thousands)
Operating Revenues
  Natural Gas Distribution                        $ 226,084           $ 219,948
  Energy Services                                   438,812             170,888
  Retail and Other                                    4,999               5,093
                                                  ---------           ---------
Subtotal                                            669,895             395,929
  Intersegment revenues                              (1,116)                (98)
                                                  ---------           ---------
Total                                             $ 668,779           $ 395,831
                                                  =========           =========

Operating Income
  Natural Gas Distribution                        $  34,798           $  29,998
  Energy Services                                     6,920               3,525
  Retail and Other                                      157               1,247
                                                  ---------           ---------
Total                                             $  41,875           $  34,770
                                                  =========           =========

The Company's assets of each of the various business segments are detailed below:

                                        As of                 As of                 As of
                                  December 31, 2002     September 30, 2002    December 31, 2001
                                  -----------------     ------------------    -----------------
                                                            (Thousands)
Assets
  Natural Gas Distribution            $1,110,765            $1,059,417            $1,079,109
  Energy Services                        247,480               207,964               123,509
  Retail and Other                        84,956                51,923                50,473
                                      ----------            ----------            ----------
Total                                 $1,443,201            $1,319,304            $1,253,091
                                      ==========            ==========            ==========

8. Investments

      Included in Equity investments on the Consolidated Balance Sheet is the Company's less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines. In July 2001, the Company entered into a five-year zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge with changes in fair value accounted for in Other comprehensive income. The change in Other comprehensive income for the three months ended December 31, 2002, was a $13,000 unrealized loss related to this collar. Through December 31, 2002, Accumulated other comprehensive income includes an $828,000 unrealized gain related to this collar. In July 2002, the Company sold all of its unhedged Capstone shares and realized an after-tax loss of $449,000.

9. Comprehensive Income

      The components of Comprehensive income are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                           2002          2001
                                                         --------      --------
                                                               (Thousands)
Net income                                               $ 23,323      $ 19,681
                                                         --------      --------

Other comprehensive income:

  Change in fair value of equity investments, net            (105)          601

  Change in fair value of derivatives, net                  6,791        (6,824)
                                                         --------      --------

Total Other comprehensive income                         $  6,686      $ (6,223)
                                                         --------      --------

Comprehensive income                                     $ 30,009      $ 13,458
                                                         ========      ========

      Accumulated other comprehensive income, included in Stockholders equity on the Consolidated Balance Sheets, was a negative $5.7 million at December 31, 2002, a negative $12.4 million at September 30, 2002 and $3.4 million at December 31, 2001.

      The amounts included in Other comprehensive income, which relate to natural gas instruments, will reduce or be charged to gas costs as the underlying physical transaction occurs. Based on the amount recorded in Accumulated other comprehensive income at December 31, 2002, $5.1 million is expected to be recorded as an increase to gas costs for the remainder of fiscal 2003. For the three months ended December 31, 2002 and 2001, $4.5 million was charged and $15.3 million was credited to gas costs, respectively.

      The cash flow hedges described above cover various periods of time ranging from February 2003 to October 2010.

10. Commitments and Contingent Liabilities

      NJNG is involved with the environmental investigations and remedial actions at certain MGP sites (see Note 4c. - Manufactured Gas Plant (MGP) Remediation). In July 2002, with the assistance of an outside consulting firm, NJNG updated an environmental review of the sites, including a review of its potential liability for investigation and remedial action. On the basis of such review, NJNG estimates that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor known MGP sites will range from $65.8 million to $83.3 million. NJNG's estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations, however, actual costs may differ materially from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability of $65.8 million and a corresponding Regulatory asset of $50.3 million, net of insurance recoveries, on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, and the ultimate ability of other responsible parties to pay. NJNG will continue to seek recovery of such costs through a Remediation Rider but can give no assurance that all such costs will be recovered.

      Energy Services has entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York State with 12 billion cubic feet (Bcf) of working gas capacity and interstate pipeline connections to the Northeast markets. Stagecoach received Federal Energy Regulatory Commission (FERC) certification for full operations in June 2002.

      Energy Services is the exclusive agent for marketing Stagecoach services for a 10-year period, subject to termination rights, ending March 31, 2012. During this period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $14 million for the period from July 1, 2002, to March 31, 2003, and $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services. In addition, Energy Services believes that the price at which it would be required to purchase these services is currently below market. Energy Services has reached three-year agreements with third parties for the purchase of over 50 percent of the required level of services from Stagecoach. In August 2002, NJNG, in connection with its system requirements, was awarded two-year agreements for Stagecoach storage and transportation services. These agreements were awarded pursuant to an open bid process. The NJNG agreements represent an additional 35 percent of the required level of services for the two-year period. Due to the price levels of the potential purchase obligations to Energy Services, as compared with current market prices, and the current and expected level of contracts, the Company does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any material future losses.

      Additionally, under the Stagecoach agreement, Energy Services is required to provide to, and maintain at, the Stagecoach facility 2 Bcf of firm base gas, and to manage up to 3 Bcf of interruptible base gas for the term of the agreement.

11. Regulatory Assets

At December 31, 2002 and 2001, respectively, the Company had the following regulatory assets on the Consolidated Balance Sheets:

                                                       As of                As of               As of
                                                    December 31,        September 30,        December 31,
                                                        2002                 2002                2001
                                                    ------------        -------------        ------------
                                                                         (Thousands)
Regulatory assets-current

  Underrecovered gas costs                            $ 34,909            $ 33,912            $ 17,421
  Weather-normalization clause                           9,898              10,061               9,857
                                                      --------            --------            --------
                                                      $ 44,807            $ 43,973            $ 27,278
                                                      ========            ========            ========

Regulatory assets - non-current

  Remediation costs
    Expended, net                                     $ 60,690            $ 65,687            $ 44,823
    Liability for future expenditures, net              50,330              42,330              30,340
  Underrecovered gas costs                              11,625              15,118              20,726
  Postretirement benefit costs                           3,247               3,322               3,548
  Weather-normalization clause                              --               4,858                 722
  Derivatives                                               --               2,562               1,312
  Other                                                    981                 660                 205
                                                      --------            --------            --------
                                                      $126,873            $134,537            $101,676
                                                      ========            ========            ========

12. Other

      At December 31, 2002, there were 26,990,115 shares of common stock outstanding and the book value per share was $14.27.

      Certain reclassifications have been made of previously reported amounts to conform with current year classifications.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

      Consolidated net income for the quarter ended December 31, 2002 increased 18 percent to $23.3 million, compared with $19.7 million for the same period last year. Basic EPS increased 16 percent to $.86, compared with $.74 last year. Diluted EPS increased 16 percent to $.85, compared with $.73 last year.

      The increase in consolidated net income for the three months ended December 31, 2002 was attributable primarily to continued profitable customer growth and colder weather in the Company's principal subsidiary, NJNG, and continued growth in Energy Services.

Natural Gas Distribution OPERATIONS

      NJNG's financial results are summarized as follows:

                                                           Three Months Ended
                                                               December 31,
                                                           2002            2001
                                                         -------         -------
                                                               (Thousands)
Gross margin
  Residential and commercial                             $53,966         $49,952
  Transportation                                           7,997           6,083
                                                         -------         -------
Total firm margin                                         61,963          56,035
  Off-system and capacity management                       1,218           1,635
  Interruptible                                              220             212
                                                         -------         -------
Total gross margin                                       $63,401         $57,882
                                                         =======         =======
Operation and maintenance expense                        $20,050         $19,142
                                                         =======         =======
Operating income                                         $34,798         $29,998
                                                         =======         =======
Other income                                             $   403         $ 1,101
                                                         =======         =======
Net income                                               $19,523         $17,134
                                                         =======         =======

Gross Margin

      Gross margin is defined as gas revenues less gas purchases, sales tax and a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income. Management believes that gross margin provides a more meaningful basis for evaluating utility operations since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on earnings. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The BGSS allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales.

Firm Margin

      Residential and commercial, which we consider to be firm gross margin, is subject to a Weather Normalization Clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG's earnings due to weather fluctuations. The components of gross margin from firm customers are affected by customers switching between sales service and transportation service.

      NJNG's total gross margin is not affected negatively by customers who utilize its transportation service and purchase their gas from another supplier because its tariff is designed such that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase gas from another supplier continue to utilize NJNG for transportation service.

      Total firm margin increased $5.9 million, or 10.6 percent, for the three months ended December 31, 2002, compared with the same period last year, due primarily to 36 percent colder weather and customer growth compared with the same period last year.

      The weather for the three months ended December 31, 2002 was 10 percent colder than normal, which, in accordance with the WNC, resulted in the deferral of $1.6 million of gross margin to be refunded to NJNG's customers in the future. At December 31, 2002, NJNG had a net $9.9 million in accrued WNC margin to be collected from its customers through fiscal 2004. NJNG estimates that for the three months ended December 31, 2002, the colder weather resulted in approximately $600,000 of additional margin beyond the amount recorded in the WNC.

      Gross margin from sales to residential and commercial customers increased $4 million, or 8 percent, for the three months ended December 31, 2002, compared with the same period last year. The increase was due primarily to the colder weather and the impact of 11,207 customer additions during the 12 months ended December 31, 2002. Sales to residential and commercial customers were 17.1 Bcf for the three months ended December 31, 2002, compared with 13.1 Bcf for the same period last year.

      Gross margin from transportation service increased $1.9 million, or 31 percent, for the three months ended December 31, 2002, compared with the same period last year. The increase was due primarily to an increase in customers utilizing the transportation service and colder weather. NJNG transported 3 Bcf and 2.1 Bcf for the three months ended December , 2002 and 2001, respectively.

      NJNG had 19,903 and 10,273 residential customers and 4,593 and 3,566 commercial customers using transportation service at December 31, 2002 and 2001, respectively. The increase in the number of transportation customers was due primarily to increased activity by third-party suppliers.

Off-System and Capacity Management

      To reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998, through December 31, 2002, NJNG retained 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

      An incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio also became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services is shared between customers and shareowners. Under this program, NJNG retained 40 percent of the savings for the first 12 months following any transaction and 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the BGSS.

      The Financial Risk Management (FRM) program is designed to provide price stability to NJNG's system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through December 31, 2002.

      On October 30, 2002, the BPU approved an agreement whereby the existing margin-sharing between customers and shareowners for off-system sales, capacity release and FRM transactions was extended through October 31, 2003. As part of this agreement, the portfolio-enhancing programs, which include the permanent reduction of the cost of capacity, receives 60/40 sharing treatment between customers and shareowners for transactions completed on or before December 31, 2002. Any new transactions that become effective after January 1, 2003, would not be eligible under the portfolio-enhancing programs. Management believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows. Management also believes as part of the BGSS proceedings that it can replace these programs with new incentive-based programs that will not have a material effect on its financial position, results of operations or cash flows. No assurance can be given as to the ultimate resolution of this matter.

      NJNG's off-system sales, capacity management and FRM programs totaled 14 Bcf and generated $1.2 million of gross margin, for the three months ended December 31, 2002, compared with 26.2 Bcf and $1.6 million of gross margin for the respective period last year. The decrease in margin was due primarily to lower results from the FRM program.

Interruptible

      NJNG serves 52 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive oil and gas parity rates. Although therms sold and transported to interruptible customers represented 5 percent of total throughput for the three months ended December 31, 2002 and 2001, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .1 Bcf for the three months ended December 31, 2002 and 2001. In addition, NJNG transported 1.6 Bcf and 2.3 Bcf for the three months ended December 31, 2002 and 2001, respectively, for its interruptible customers.

Operation & Maintenance (O&M) Expense

      O&M expense increased $908,000, or 4.7 percent, for the three months ended December 31, 2002, compared with the same period last year due primarily to higher insurance and pension costs.

Operating Income

      Operating income increased $5 million, or 17 percent, for the three months ended December 31, 2002, compared with the same period last year. The increase was due primarily to the increase in total gross margin described above, and a decrease in depreciation expense, which was due primarily to components of NJNG's computer software becoming fully depreciated. NJNG installed the software between 1995 and 1997 and currently does not anticipate any significant capital expenditures to replace or upgrade the software in the near future. These increases were partially offset by the increased O&M described above.

Net Income

      Net income increased $2.4 million, or 14 percent, for the three months ended December 31,2002, compared with the same period last year due primarily to higher operating income mentioned above. The increase was partially offset by an increase in income taxes and a decrease in carrying costs on deferred regulatory assets, which is included in Other income.

ENERGY SERVICES OPERATIONS

      Energy Services provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England and Canada.

      Energy Services' natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. Energy Services' customers include energy marketers, utilities, natural gas producers and pipeline and storage operators among others.

                                                            Three Months Ended
                                                               December 31,
                                                            2002          2001
                                                          --------      --------
                                                               (Thousands)
Revenues                                                  $438,812      $170,888
                                                          ========      ========
Gross margin                                              $  8,209      $  4,420
                                                          ========      ========
Operating income                                          $  6,920      $  3,525
                                                          ========      ========
Other income                                              $     46      $     55
                                                          ========      ========
Net income                                                $  3,871      $  2,136
                                                          ========      ========

      Energy Services' revenues increased for the three months ended December 31, 2002, compared to the same period last year due primarily to an increase in the price of gas and higher gas volumes sold and managed. Energy Services' gross margin, operating income and net income increased for the three months ended December 31, 2002, compared with the same period last year, as a result of continued volatility in the natural gas commodity markets and increased capacity management and storage throughput.

      Energy deliveries totaled 101.8 Bcf for the three months ended December 31, 2002, compared with 60.9 Bcf for the same period last year. The increase was due primarily to additional volumes from pipeline, storage and capacity transactions, and additional sales to wholesale customers.

RETAIL AND OTHER OPERATIONS

      Retail and other consists primarily of Home Services, which provides service, sales and installation of appliances to approximately 130,000 customers, CR&R, which develops commercial real estate, and NJR Energy, which consists primarily of equity investments in Capstone and the Iroquois Gas Transmission System, L.P. (Iroquois). The consolidated financial results of Retail and other are summarized as follows:

                                                              Three Months Ended
                                                                 December 31,
                                                               2002         2001
                                                             -------      ------
                                                                  (Thousands)
Revenues                                                     $ 4,999      $5,093
                                                             =======      ======
Other income                                                 $   270      $   96
                                                             =======      ======
Net (loss)/income                                            $   (71)     $  411
                                                             =======      ======

      Retail and other revenues for the three months ended December 31, 2002 decreased slightly compared with the same period last year due primarily to lower rental revenue associated with the sale of a building in June 2002, which more than offset increased revenue at Home Services. Revenue in Home Services increased due primarily to price increases on appliance service contracts.

      Net income for the three months ended December 31, 2002 decreased compared with the same period last year due primarily to higher pension costs.

      In 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

LIQUIDITY AND CAPITAL RESOURCES

      The Company meets its common equity requirements, if any, through new issuances of its common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP allows the Company to use newly issued shares to satisfy its funding requirements. The Company also has the option of using shares purchased on the open market.

      In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks. On December 23, 2002, the Company renewed and extended its committed credit facilities totaling $380 million. The NJR portion of the facility consists of $100 million with a 364-day term and $80 million with a three-year term expiring in January 2006. At December 31, 2002, there was $138.4 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile.

      The following table is a summary of contractual cash obligations and their applicable payment due dates.

                                                                         Payments Due by Period
                                                            Less
                                                           than 1           1-3            4-5
Contractual Obligations                     Total           Year           Years          Years      After 5 Years
-----------------------                  ----------       --------       --------       --------     -------------
                                                                        (Thousands)
Long-term debt                           $  292,845             --       $125,000             --       $167,845

Capital lease obligations                    54,397       $  2,350          7,751       $  2,826         41,470

Operating leases                              8,296          2,594          4,252            532            918

Short-term debt                             151,650        151,650             --             --             --

Potential storage obligations               159,870            904         19,658         42,159         97,149

Gas supply purchase obligations             902,490        154,475        416,682        146,486        184,847
                                         ----------       --------       --------       --------       --------

Total contractual cash obligations       $1,569,548       $311,973       $573,343       $192,003       $492,229
                                         ==========       ========       ========       ========       ========

NJNG

      The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction and gas remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. The NJNG portion of the committed credit facility, which was renewed on December 23, 2002, totaling $200 million, consists of $150 million with a 364-day term and $50 million with a three-year term expiring in January 2006. This facility is used to support the issuance of commercial paper. In December 2002, NJNG received $5.3 million in connection with the sale-leaseback of its vintage 2001 meters under a financing agreement.

      Remaining fiscal 2003 construction expenditures are estimated at $40 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. In addition, NJNG estimates additional MGP remediation expenditures of approximately $20 million (see Note 4c - Manufactured Gas Plant Remediation).

      NJNG expects to finance these expenditures through internal generation and the issuance of short- and long-term debt. The timing and mix of any external financings will be geared toward achieving a common equity ratio that is consistent with maintaining its current short- and long-term credit ratings.

Credit Ratings

      The table below summarizes NJNG's credit ratings issued by two rating entities, Standard and Poor's Rating Information Service, a division of McGraw-Hill (Standard & Poor's), and Moody's Investor Service, Inc. (Moody's).

                                                     Standard &
                                                       Poor's           Moody's
                                                       ------           -------
               Corporate Rating                           A               N/A

               Commercial Paper                          A-1              P-1

               Senior Secured                            A+               A2

               Ratings Outlook                        Positive          Stable

      NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating.

ENERGY SERVICES

      Energy Services does not currently anticipate any significant capital expenditures in 2003, however, the use of high-injection/high-withdrawal storage facilities and pipeline park and loan arrangements combined with the related hedging activities in the volatile natural gas market may create significant short-term cash requirements, which are funded by the Company.

RETAIL AND OTHER

      CR&R has signed a 15-year lease to construct a 200,000-square-foot build-to-suit building in the Monmouth Shores Corporate Office Park II. This transaction is subject to the receipt of certain permits and approvals. Total construction expenditures are estimated at $22.5 million with an expected completion date in the third fiscal quarter of 2004. These expenditures will be financed through the NJR portion of the committed credit facilities. Expenditures for the project through December 31, 2002, totaled $217,000, excluding the cost of the land.

CRITICAL ACCOUNTING POLICIES

      The following is a description of the most important accounting principles generally accepted in the United States of America that are used by the Company. Management believes that it exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of the Company include estimates. Actual results in the future may differ from such estimates. The Company's Critical Accounting Policies are described below.

Regulatory Assets & Liabilities

      The Company's largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, NJNG is required to follow SFAS No. 71, "Accounting for the Effects of Certain

Types of Regulation" (SFAS 71) and, as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to record the impact of regulatory decisions on its financial statements. NJNG's BGSS, formerly known as the Levelized Gas Adjustment clause, requires it to project its gas costs over the subsequent 12 months and recover the difference, if any, of such projected costs compared with those included in rates through a BGSS charge to customers. Any under- or over-recoveries are treated as a Regulatory asset or liability and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge gas purchases, and the offset to the resulting derivative assets or liabilities are recorded as a Regulatory asset or liability.

      In addition to the BGSS, other regulatory assets include the remediation costs associated with MGP sites, which are discussed below under Environmental Items, and the WNC, which is discussed in Natural Gas Distribution Operations segment of the MD&A. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Derivatives

      Derivative activities are recorded in accordance with SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended (SFAS
133) under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The change in fair value of these derivatives is recorded in net income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG utilizes to hedge its gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of December 31, 2002.

      The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data. The effect on annual earnings of valuations from our mathematical models is expected to be immaterial.

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

Environmental Items

      NJNG periodically updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG's estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate.

      Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Since NJNG expects to recover these expenditures, as well as related litigation costs, through the regulatory process, in accordance with SFAS 71, it has recorded a Regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of December 31, 2002, $111 million of previously incurred and accrued remediation costs, net of insurance recoveries, is included in Regulatory assets on the Consolidated Balance Sheet.

Unbilled Revenue

      Revenues related to the sale of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of the natural gas sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on monthly natural gas delivered into the system, unaccounted for gas based on historical results, and applicable customer rates.

Postretirement Employee Benefits

      The Company's costs of providing postretirement employee benefits (see
Note 9.-Employee Benefit Plans in the Company's 2002 Annual Report on Form 10-K) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

      Postretirement employee benefit costs, for example, are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postretirement employee benefit costs. Postretirement employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends, and discount rates used in determining the projected benefit obligations. In determining postretirement employee benefit obligations and cost amounts, assumptions can change from period to period, which could result in material changes to net postretirement employee benefit periodic cost and related liability recognized by the Company.

      The Company's postretirement employee benefit plan assets consist primarily of corporate equities and obligations, U.S. Government obligations and cash equivalents. Fluctuations in actual equity market returns as well as changes in interest rates may result in increased or decreased postretirement employee benefit costs in future periods.

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

      The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations. Second, using futures and swaps, Energy Services hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

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

      The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2002 to December 31, 2002.

                          Balance           Increase            Less             Balance
                       September 30,   (Decrease) in Fair      Amounts         December 31,
                           2002           Market Value         Settled             2002
                       -------------   ------------------      -------         ------------
                                                    (Thousands)
NJNG                     $ (2,564)          $    (87)          $(3,111)          $   460

Energy Services           (14,689)             6,058            (2,216)           (6,415)

NJR Energy                  3,362              5,478               780             8,060
                         --------           --------           -------           -------

Total                    $(13,891)          $ 11,449           $(4,547)          $ 2,105
                         ========           ========           =======           =======

      There were no contracts originated and valued at fair market value and no changes in methods of valuations during the three months ended December 31, 2002.

      The following is a summary of fair market value of commodity derivatives at December 31, 2002, by method of valuation and by maturity.

                                                                After            Total
                            2004            2005-2007           2006          Fair Value
                          -------           ---------          ------         ----------
                                           (Thousands)
Price based
on NYMEX                  $   598           $(14,776)          $   85          $(14,093)

Price based on
over-the-counter
published
quotations                  5,254              8,596            1,275            15,125

Price based upon
models                         --                688              385             1,073
                          -------           --------           ------          --------
                          $ 5,852           $ (5,492)          $1,745          $  2,105
                          =======           ========           ======          ========

      The following is a summary of commodity derivatives by type as of December 31, 2002:

                                                                    Amounts included in
                                     Volume           Price per         Derivatives
                                      (Bcf)             Mmbtu           (Thousands)
                                     ------           ---------     -------------------
NJNG
                        Futures       4.65           3.11 - 4.56          $ 2,566
                        Options        1.6          3.10 - 10.00            4,397
                        Swaps         35.4                    --           (6,503)
Energy Services
                        Futures        1.1           2.85 - 5.47           (7,253)
                        Swaps         33.0                    --              838

NJR Energy
                        Swaps         23.0                    --            8,060
                                                                          -------
                                                                          $ 2,105
                                                                          =======

      The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at December 31, 2002, using the variance-covariance method with a 95 percent confidence level and a one-day holding period, was $134,000. The VAR with a 99 percent confidence level and a 10-day holding period was $598,000. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk - Long-Term Debt

      As of December 31, 2002, the Company (excluding NJNG) had variable rate, long-term debt of $80 million. According to the Company's sensitivity analysis, if interest rates were to change by 1 percent, annual interest expense, net of tax, would change by $472,000.

      At December 31, 2002, NJNG had total variable-rate, long-term debt outstanding of $117.1 million, of which $97.1 million has been hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. According to the Company's sensitivity analysis, at December 31, 2002, NJNG's annual interest rate exposure on the $97.1 million, based on the difference between current average rates and the 3.25 percent interest-rate cap, is limited to $189,000, net of tax. If interest rates were to change by 1 percent on the remaining $20 million of variable rate debt at December 31, 2002, NJNG's annual interest expense, net of tax, would change by $118,000.

                         ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      Information required by this Item is incorporated herein by reference to
Part I, Item 1, Note 4 - Legal and Regulatory Proceedings.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

4-1 $200 million revolving credit agreement by and among NJNG and PNC Bank, as agent, dated December 23, 2002

4-2 $180 million revolving credit agreement by and among New Jersey Resources Corporation and PNC Bank, as agent, dated December 23, 2002

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

      (b) Reports on Form 8-K

      On December 9, 2002, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW JERSEY RESOURCES CORPORATION
                                        --------------------------------


Date: February 14, 2003                 /s/ Glenn C. Lockwood
                                        --------------------------------
                                            Glenn C. Lockwood
                                            Senior Vice President
                                            and Chief Financial Officer

                                 CERTIFICATIONS

I, Laurence M. Downes, certify that:

1) I have reviewed this Quarterly Report on Form 10-Q of New Jersey Resources Corporation;

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

      b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

      c.) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                 By: /s/ Laurence M. Downes
                                            ----------------------------------
                                            Laurence M. Downes
                                            Chairman & Chief Executive Officer

                                 CERTIFICATIONS

I, Glenn C. Lockwood, certify that:

1) I have reviewed this Quarterly Report on Form 10-Q of New Jersey Resources Corporation;

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

      b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

      c.) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                 By: /s/ Glenn C. Lockwood
                                            ----------------------------------
                                            Glenn C. Lockwood
                                            Senior Vice President,
                                            Chief Financial Officer