Form 10-Q
period 2003-03-31
NEW JERSEY RESOURCES CORP
filed 2003-05-12
CIK 356309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003      Commission file number 1-8359

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

                          YES:   [X]      NO:   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES:   [X]      NO:   [ ]

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2003 was 27,126,769.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to the remediation of manufactured gas plant
(MGP) sites and the recovery of related costs, and the impact of changes in market prices of commodities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intend," "expect," "continue," or comparable terminology and are made based upon the Company's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with Company expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

--------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                                     2003           2002          2003          2002
--------------------------------------------------------------------------------------------------------
                                                            (Thousands, except per share data)
OPERATING REVENUES ............................   $ 1,152,101    $   525,780   $ 1,820,880   $   921,611
                                                  -----------    -----------   -----------   -----------

OPERATING EXPENSES
 Gas purchases ................................     1,024,255        419,883     1,604,400       738,363
 Operation and maintenance ....................        27,347         23,406        52,980        46,401
 Depreciation and amortization ................         8,002          7,538        16,083        15,969
 Energy and other taxes .......................        20,839         15,528        33,863        26,606
                                                  -----------    -----------   -----------   -----------
 Total operating expenses .....................     1,080,443        466,355     1,707,326       827,339
                                                  -----------    -----------   -----------   -----------

OPERATING INCOME ..............................        71,658         59,425       113,554        94,272

Other income ..................................          (321)           873           377         2,048

Interest charges, net .........................         3,456          4,070         7,785         8,455
                                                  -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES ....................        67,881         56,228       106,146        87,865

Income tax provision ..........................        26,637         21,298        41,579        33,254
                                                  -----------    -----------   -----------   -----------

NET INCOME ....................................   $    41,244    $    34,930   $    64,567   $    54,611
                                                  ===========    ===========   ===========   ===========

EARNINGS PER COMMON SHARE
  BASIC .......................................   $      1.52    $      1.30   $      2.39   $      2.04
                                                  ===========    ===========   ===========   ===========
  DILUTED .....................................   $      1.50    $      1.29   $      2.35   $      2.01
                                                  ===========    ===========   ===========   ===========

DIVIDENDS PER COMMON SHARE ....................   $       .31    $       .30   $       .62   $       .60
                                                  ===========    ===========   ===========   ===========

AVERAGE SHARES OUTSTANDING
   BASIC ......................................        27,048         26,863        27,016        26,800
                                                  ===========    ===========   ===========   ===========
   DILUTED ....................................        27,467         27,163        27,428        27,108
                                                  ===========    ===========   ===========   ===========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31,
(Thousands)                                                                           2003               2002
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..........................................................              $  64,567          $  54,611
 Adjustments to reconcile net income to cash flows
  Depreciation and amortization.......................................                 16,083             15,969
  Amortization of deferred charges....................................                  3,398              2,816
  Deferred income taxes...............................................                 12,217              2,315
  Manufactured gas plant remediation costs ...........................                 (9,240)            (6,197)
  Change in working capital...........................................                 77,526            (42,366)
  Other, net..........................................................                   (482)              (383)
                                                                                    ---------          ---------
Net cash flows from operating activities..............................                164,069             26,765
                                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock...........................................                  5,470              6,639
 Proceeds from long-term debt.........................................                      -             68,600
 Proceeds from sale-leaseback transaction ............................                  5,294             20,631
 Payments of long-term debt ..........................................               (131,353)              (815)
 Purchases of treasury stock..........................................                   (912)            (1,676)
 Payments of common stock dividends...................................                (16,441)           (15,867)
 Redemption of preferred stock........................................                   (295)                 -
 Net change in short-term debt........................................                  8,400            (80,600)
                                                                                    ---------          ---------
Net cash flows from financing activities..............................               (129,837)            (3,088)
                                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for
  Utility plant.......................................................                (18,573)           (20,368)
  Real estate properties and other....................................                   (993)              (318)
  Cost of removal ....................................................                 (1,318)            (1,854)
 Proceeds from asset sales............................................                  1,046              1,014
                                                                                    ---------          ---------
Net cash flows from investing activities..............................                (19,838)           (21,526)
                                                                                    ---------          ---------
Net change in cash and temporary investments..........................                 14,394              2,151
Cash and temporary investments at September 30........................                  1,282              4,044
                                                                                    ---------          ---------
Cash and temporary investments at March 31............................              $  15,676          $   6,195
                                                                                    =========          =========
CHANGES IN COMPONENTS OF WORKING CAPITAL
 Receivables..........................................................              $(312,514)         $(128,669)
 Inventories..........................................................                 23,446             27,752
 Deferred gas costs...................................................                 (1,703)            12,672
 Purchased gas........................................................                297,224             48,814
 Prepaid and accrued taxes, net.......................................                 44,732             34,751
 Customers' credit balances and deposits..............................                (15,251)            (3,791)
 Accounts payable & other.............................................                 15,191             (6,638)
 Broker margin accounts...............................................                 33,818            (15,571)
 Other, net...........................................................                 (7,417)           (11,686)
                                                                                    ---------          ---------
Total.................................................................              $  77,526          $ (42,366)
                                                                                    =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
 Interest (net of amounts capitalized)................................              $   7,826          $   7,288
 Income taxes.........................................................              $   7,402          $  27,428

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

--------------------------------------------------------------------------------------
                                              MARCH 31,                     MARCH 31,
                                                2003       SEPTEMBER 30,      2002
                                             (unaudited)       2002        (unaudited)
--------------------------------------------------------------------------------------
                                                            (Thousands)
PROPERTY, PLANT AND EQUIPMENT
 Utility plant, at cost ..................   $ 1,070,692    $ 1,053,086    $ 1,034,225
 Real estate properties and other, at cost        26,137         25,144         27,075
                                             -----------    -----------    -----------
                                               1,096,829      1,078,230      1,061,300
 Accumulated depreciation and amortization      (335,121)      (321,833)      (312,262)
                                             -----------    -----------    -----------
  Property, plant and equipment, net .....       761,708        756,397        749,038
                                             -----------    -----------    -----------

CURRENT ASSETS
 Cash and temporary investments ..........        15,676          1,282          6,195
 Construction fund .......................             -              -          3,600
 Customer accounts receivable ............       462,517        158,591        171,502
 Unbilled revenues .......................        25,723          4,679         33,139
 Allowance for doubtful accounts .........        (5,837)        (4,395)        (3,775)
 Regulatory assets .......................        43,975         43,973         29,946
 Gas in storage, at average cost .........        62,630         86,340         93,158
 Materials and supplies, at average cost..         3,046          2,782          2,726
 Prepaid state taxes .....................           450         10,973              -
 Derivatives .............................        18,925          8,136         10,645
 Broker margin accounts ..................         2,104         38,943         44,469
 Other ...................................        29,950         14,654         15,490
                                             -----------    -----------    -----------
  Total current assets ...................       659,159        365,958        407,095
                                             -----------    -----------    -----------

DEFERRED CHARGES AND OTHER
 Equity investments ......................        13,387         14,302         14,316
 Regulatory assets .......................       136,085        134,537        102,280
 Derivatives .............................        12,881         10,952          9,222
 Other ...................................        29,414         37,158         37,907
                                             -----------    -----------    -----------
  Total deferred charges and other .......       191,767        196,949        163,725
                                             -----------    -----------    -----------

     Total assets ........................   $ 1,612,634    $ 1,319,304    $ 1,319,858
                                             ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

----------------------------------------------------------------------------------
                                              MARCH 31,                  MARCH 31,
                                                2003     SEPTEMBER 30,     2002
                                            (unaudited)      2002       (unaudited)
----------------------------------------------------------------------------------
                                                          (Thousands)
CAPITALIZATION
 Common stock equity .....................   $  424,972   $  361,453    $  372,839
 Redeemable preferred stock ..............            -          295           298
 Long-term debt ..........................      269,118      370,628       415,822
                                             ----------   ----------    ----------
  Total capitalization ...................      694,090      732,376       788,959
                                             ----------   ----------    ----------

CURRENT LIABILITIES
 Current maturities of long-term debt ....        2,393       26,942        26,922
 Short-term debt .........................       68,300       59,900         5,200
 Purchased gas ...........................      466,006      168,782       184,754
 Accounts payable and other ..............       33,437       34,688        28,906
 Postretirement employee benefit liability       17,438        4,996         2,622
 Dividends payable .......................        8,389        8,072         8,069
 Accrued taxes ...........................       54,577       15,025        45,717
 Derivatives .............................       19,192       25,397        35,337
 Customers' credit balances and deposits .       12,391       23,642        10,632
                                             ----------   ----------    ----------
  Total current liabilities ..............      682,123      367,444       348,159
                                             ----------   ----------    ----------

DEFERRED CREDITS
 Deferred income taxes ...................      108,090       92,435        77,067
 Deferred investment tax credits .........        8,975        9,148         9,323
 Deferred revenue ........................       14,219       15,019        15,820
 Derivatives .............................       13,694        6,612         5,307
 Manufactured gas plant remediation ......       65,830       65,830        53,840
 Postretirement employee benefit liability        9,038       19,950         7,273
 Other ...................................       16,575       10,490        14,110
                                             ----------   ----------    ----------
  Total deferred credits .................      236,421      219,484       182,740
                                             ----------   ----------    ----------
     Total capitalization and liabilities.   $1,612,634   $1,319,304    $1,319,858
                                             ==========   ==========    ==========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2002 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

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

     Certain reclassifications have been made of previously reported amounts to conform to current year classifications.

2. New Accounting Standards

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," (SFAS 148), an amendment of FASB Statement No 123. SFAS 148 provides implementation guidance for the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which the Company adopted as of October 1, 2002. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123 (See Note 6.-Earnings Per Share (EPS)).

     The Company completed its assessment of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which became effective October 1, 2002, and based on its analysis, the Company does not expect this statement to have a material effect on its financial position, results of operations, or cash flows. SFAS 143 requires the Company to disclose certain asset retirement information. As of March 31, 2003, September 30, 2002, and March 31, 2002, the Company had asset retirement costs recovered through rates in excess of actual costs incurred totaling $70.5 million, $67.8 million, and $66.2 million, respectively, which are included in Accumulated depreciation on the Consolidated Balance Sheets.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" (SFAS 5), related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees (see Note 11. - Commitments and Contingent Liabilities). The Company has completed an analysis of FIN 45 and has determined that there were no guarantees for unrelated third parties. NJR has issued parental guarantees for certain supply transactions entered into by Energy Services. As of March 31, 2003, approximately $32 million of parental guarantees related to firm commitments.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This Interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

3. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, New Jersey Natural Gas Company (NJNG), Energy Services, NJR Retail Holdings Corporation (Retail Holdings), NJR Capital Services Corporation (Capital) and NJR Service Corporation. Significant intercompany transactions and accounts have been eliminated.

     The Retail and Other segment include Retail Holdings and its wholly owned subsidiary, NJR Home Services Company (Home Services). Home Services has a wholly owned subsidiary, NJR Plumbing Services Company. Retail and Other also includes Capital and its wholly owned subsidiaries, Commercial Realty & Resources Corp. (CR&R), NJR Investment Company and NJR Energy Corporation (NJR Energy).

4. Capitalized and Deferred Interest

     The Company's capitalized interest totaled $65,000 and $106,000 for the three months ended March 31, 2003 and 2002, respectively, and $146,000 and $228,000 for the six months ended March 31, 2003 and 2002, respectively.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG's carrying costs are recoverable on uncollected balances related to underrecovered gas costs through October 31, 2001 and its MGP remediation expenditures (see
Note 5c.-Manufactured Gas Plant Remediation). Accordingly, Other income included deferred interest of $547,000 and $658,000 for the three months ended March 31, 2003 and 2002, respectively, and $1.1 million and $1.5 million for the six months ended March 31, 2003 and 2002, respectively, related to remediation and underrecovered gas costs.

5. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey's energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG's residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS), the component of rates whereby NJNG provides the commodity to the customer, and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service.

     In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. In July 2001, NJNG submitted a BGSS proposal that provides additional customer choices, including various pricing options. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state's natural gas utilities, but at this time it should be provided by the state's natural gas utilities. The parties are currently discussing NJNG's July 2001 proposal.

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program effective July 1, 2003. The USF program was established for all gas and electric utilities in New Jersey for the benefit of low-income customers. Eligible customers will receive a credit toward their utility bill, the cost of which will be recovered through a USF rider.

     The BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that NJNG and its affiliates offering competitive retail services do not have any unfair competitive advantage over non-affiliated providers of competitive retail services. In June 2002, the BPU initiated a compliance audit. In March 2003, an independent consulting firm, engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. The audit has been submitted to the BPU for approval.

b. BGSS and Other Adjustment Clauses

     On October 17, 2002, NJNG filed a BGSS request with the BPU for a 3 percent price increase reflecting higher projected gas costs, to be effective December 1, 2002 and the opportunity for an additional adjustment in February 2003 to address potential changes in market conditions. The filing also requested an extension of the BGSS margin-sharing incentives. In lieu of the December price change, NJNG updated the BGSS request in January 2003 to seek a 6 percent price increase effective February 1, 2003. On February 5, 2003, NJNG received a provisional 6 percent price increase, subject to refund with interest, reflecting higher projected gas costs. The parties to the BGSS proceeding continue to review the filing to extend the BGSS incentives beyond October 31, 2003.

     NJNG is eligible to receive incentives for reducing BGSS costs through a series of margin-sharing programs that include off-system sales, capacity release, and portfolio-enhancing programs. On October 30, 2002, the BPU approved an agreement whereby the existing 85/15 margin sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2003. As part of this agreement, the portfolio-enhancing programs, which include an incentive for the permanent reduction of the cost of capacity, continued to receive 60/40 sharing treatment between customers and shareowners for transactions completed on or before December 31, 2002. Any new transactions that became effective after January 1, 2003, are not eligible under the portfolio-enhancing programs. NJNG believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows. NJNG also believes as part of the BGSS proceedings that it can replace these programs with new incentive-based programs that will not have a material effect on its financial position, results of operations or cash flows, however, no assurance can be given as to the ultimate resolution of these matters.

     On January 6, 2003, the BPU approved a generic BGSS agreement which requires that all New Jersey natural gas utilities make an annual filing by June 1 for a potential price change to be effective October 1 and, after proper notice and BPU action on the June filing, will allow gas utilities to increase residential and small commercial customer prices up to 5 percent on a self-implementing basis on December 1 and February 1. On May 1, 2003, NJNG submitted its annual BGSS filing, seeking an 8.8 percent increase to be effective July 1, 2003 reflecting higher wholesale gas costs.

     NJNG is also involved in various proceedings associated with several other adjustment clauses (e.g., Transportation Initiation Clause (TIC) and New Jersey Clean Energy Program, formerly known as Comprehensive Resource Analysis), which in NJNG's opinion will not have a material adverse effect on its financial condition or results of operations.

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch that would invest new capital in the infrastructure of these cities. NJNG's proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return of the newly invested capital. NJNG estimates that it will invest approximately $7 million in Asbury Park under this program. The BPU is currently reviewing this proposal.

     NJNG has also filed for approval of a special transportation price and agreement for service to the Ocean Peaking Power Plant, a new gas-fired electric generation facility located in Lakewood, New Jersey, which is expected to commence commercial operation by June 2003. The BPU is currently reviewing the proposal and is expected to issue an order by June 2003.

c. Manufactured Gas Plant (MGP) Remediation

     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. All of the gas manufacturing operations ceased at these sites at least by the mid-1950s and in some cases had been discontinued many years earlier, and all of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed by NJNG in developing a final remedial clean-up plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted.

     Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for its two remaining sites. NJNG continues to participate in the investigation and remedial action for one MGP site that was not subject to the original cost-sharing agreement. The BPU approved a Remediation Rider in which NJNG recovers its remediation expenses over a 7-year period. NJNG is currently recovering its remediation expenditures incurred through June 30, 1998. In September 1999, NJNG filed for recovery of remediation expenditures incurred through June 30, 1999. In January 2001, NJNG filed for recovery of remediation expenditures incurred through June 30, 2000. In March 2003, NJNG filed testimony for recovery of remediation expenditures for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings and while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of this matter. As of March 31, 2003, $116.1 million of previously incurred and accrued remediation costs, net of insurance recoveries, is included in Regulatory assets on the Consolidated Balance Sheet.

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket number OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG's coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson's decommissioning of structures at several MGP sites. The trial has been postponed pending resolution of various pre-trial motions. No assurance can be given as to the ultimate resolution of this matter.

d. Various

   The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

6. Earnings Per Share (EPS)

     In accordance with SFAS No. 128 "Earnings Per Share," which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 419,349 and 300,635 for the three months ended March 31, 2003 and 2002, respectively and 412,523 and 308,252 for the six months ended March 31, 2003 and 2002, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

     Effective October 1, 2002, the Company has adopted the fair value method of recording stock-based compensation under SFAS 123, which is considered the preferred method of accounting. The Company adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which will be expensed through the income statement based on the fair value of the award at the grant date. The Company recognized $53,000 of expense for the six months ended March 31, 2003, related to stock options granted after October 1, 2002. The following is a comparison of the as reported and pro forma net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

                                               Three Months Ended     Six Months Ended
                                                  March 31,               March 31,
                                              2003        2002        2003        2002
                                            ---------------------------------------------
                                                             (Thousands)
As Reported:
Net income                                  $  41,244   $  34,930   $  64,567   $  54,611
                                            =========   =========   =========   =========
Earnings Per Share-Basic                    $    1.52   $    1.30   $    2.39   $    2.04
                                            =========   =========   =========   =========
Earnings Per Share-Diluted                  $    1.50   $    1.29   $    2.35   $    2.01
                                            =========   =========   =========   =========

Pro Forma for options issued
 prior to October 1, 2002:
Net income                                  $  40,778   $  34,418   $  64,101   $  54,099
                                            =========   =========   =========   =========
Earnings Per Share-Basic                    $    1.51   $    1.28   $    2.37   $    2.01
                                            =========   =========   =========   =========
Earnings per Share-Diluted                  $    1.48   $    1.27   $    2.34   $    1.99
                                            =========   =========   =========   =========

7. Construction Fund and Long-Term Debt

     On December 23, 2002, the Company entered into $380 million of committed credit facilities with several banks, which replaced $335 million of credit agreements. The NJR portion of the facility consists of $100 million with a 364-day term and an $80 million revolving credit facility with a 3-year term, expiring January 2006, and the NJNG portion of the facility consists of $150 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006. The NJR facilities are used to finance unregulated operations. NJNG's facilities are used to support its commercial paper borrowings. Consistent with NJNG's intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $25 million, $25 million and $50 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at March 31, 2003, September 30, 2002 and March 31, 2002, respectively.

     In July 2002, the New Jersey Economic Development Authority (EDA) approved $12 million of new funds to finance NJNG's northern division construction over the next three years. On March 25, 2003, NJNG filed a petition with the BPU to issue and deliver over the next three years First Mortgage Bonds, Private Placement Bonds or Medium Term Notes in the principal amount up to $100 million. NJNG expects the BPU to approve the filing by September 30, 2003. Upon approval NJNG will enter into a loan agreement with the EDA and expects to immediately draw down $4 million. As of March 31, 2003, NJNG has not issued any debt under this facility.

     In July 2002, NJNG entered into $97.1 million of interest-rate caps with several banks at a rate of 3.25 percent, expiring in July 2004. These caps are designed to limit NJNG's variable rate debt exposure for all of its outstanding tax exempt EDA Bonds.

     In fiscal 2002, NJNG entered into an agreement with a financing company whereby NJNG received $20.6 million related to the sale and leaseback of a portion of its meters. In December 2002, NJNG received $5.3 million under this agreement in connection with the sale-leaseback of its vintage 2001 meters. NJNG has the ability to continue the sale-leaseback meter program on an annual basis.

     In December 2002, NJNG's $25 million, 7.5 percent Series V First Mortgage Bonds matured.

8. Segment Reporting

     The Natural Gas Distribution segment consists of regulated energy and off-system and capacity management operations. The Energy Services segment consists of unregulated fuel and capacity management and wholesale marketing operations. The Retail and Other segment consist of service, sales and installation of appliances, commercial real estate development, investment and other corporate activities.

                                                     Three Months Ended             Six Months Ended
                                                          March 31,                     March 31,
                                                 --------------------------------------------------------
                                                    2003           2002           2003           2002
                                                 --------------------------------------------------------
                                                                       (Thousands)
Operating Revenues
 Natural Gas Distribution                        $   334,795    $   289,609    $   560,879    $   509,557
 Energy Services                                     814,654        231,581      1,253,466        402,469
 Retail and Other                                      5,182          4,612         10,181          9,705
                                                 -----------    -----------    -----------    -----------
Subtotal                                           1,154,631        525,802      1,824,526        921,731
 Intersegment revenues *                              (2,530)           (22)        (3,646)          (120)
                                                 -----------    -----------    -----------    -----------
Total                                            $ 1,152,101    $   525,780    $ 1,820,880    $   921,611
                                                 ===========    ===========    ===========    ===========

Operating Income
 Natural Gas Distribution                        $    58,434    $    53,002    $    93,232    $    83,000
 Energy Services                                      12,461          5,222         19,381          8,747
 Retail and Other                                        763          1,201            941          2,525
                                                 --------------------------------------------------------
Total                                            $    71,658    $    59,425    $   113,554    $    94,272
                                                 ===========    ===========    ===========    ===========

* Consists of transactions between subsidiaries that are eliminated in consolidation.

The Company's assets of each of the various business segments are detailed below:

                                As of              As of              As of
                            March 31, 2003   September 30, 2002   March 31, 2002
                            ----------------------------------------------------
                                                (Thousands)
Assets
 Natural Gas Distribution     $1,134,926        $1,059,417          $1,054,556
 Energy Services                 398,724           207,964             213,586
 Retail and Other                 78,984            51,923              51,716
                            ------------        ----------          ----------
Total                         $1,612,634        $1,319,304          $1,319,858
                            ============        ==========          ==========

9. Investments

     Included in Equity investments on the Consolidated Balance Sheet is the Company's less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines. In July 2001, the Company entered into a 5-year zero-premium collar to hedge changes in the value of

100,000 shares of its investment in Capstone. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge with changes in fair value accounted for in Other comprehensive income. The change in Other comprehensive income for the six months ended March 31, 2003, was a $5,000 unrealized gain related to this collar. Through March 31, 2003, Accumulated other comprehensive income includes an $846,000 unrealized gain related to this collar. In July 2002, the Company sold all of its unhedged Capstone shares and realized an after-tax loss of $449,000. In March 2003, the Company had an after-tax loss of approximately $341,000 related to the sale of equity investments.

10. Comprehensive Income

     The components of Comprehensive income are as follows:

                                                                                Three Months Ended       Six Months Ended
                                                                                     March 31,               March 31,
                                                                                2003         2002        2003        2002
                                                                               --------------------------------------------
                                                                                                (Thousands)
Comprehensive Income:
Net income                                                                     $ 41,244    $ 34,930    $ 64,567    $ 54,611
                                                                               --------    --------    --------    --------
Other comprehensive income:
Change in fair value of equity investments, net                                $     78    $   (821)   $   (446)   $   (201)
Change in fair value of derivatives, net                                          3,700     (18,233)     10,443     (25,127)
                                                                               --------    --------    --------    --------

Total Other comprehensive income                                               $  3,778    $(19,054)   $  9,997    $(25,328)
                                                                               --------    --------    --------    --------

Comprehensive income                                                           $ 45,022    $ 15,876    $ 74,564    $ 29,283
                                                                               ========    ========    ========    ========

Accumulated Other Comprehensive Income:
Beginning balance                                                              $ (6,155)   $  4,786    $(12,374)   $ 11,060
Other comprehensive income                                                        3,778     (19,054)      9,997     (25,328)
                                                                               --------    --------    --------    --------

Ending balance                                                                 $ (2,377)   $(14,268)   $ (2,377)   $(14,268)
                                                                               ========    ========    ========    ========

     The amounts included in Other comprehensive income, related to natural gas instruments, will reduce or be charged to gas costs as the underlying physical transaction settles. Based on the amount recorded in Accumulated other comprehensive income at March 31, 2003, $3.2 million is expected to be recorded as a decrease to gas costs for the remainder of fiscal 2003. For the three months ended March 31, 2003 and 2002, $33.8 million was charged and $16 million was credited to gas costs, respectively, and for the six months ended March 31, 2003 and 2002, $54.3 million was charged and $31.3 million was credited to gas costs, respectively.

     The cash flow hedges described above cover various periods of time ranging from May 2003 to October 2010.

11. Commitments and Contingent Liabilities

     NJNG is involved with the environmental investigations and remedial actions at certain MGP sites (see Note 5c. - Manufactured Gas Plant (MGP) Remediation). In July 2002, with the assistance of an outside consulting firm, NJNG updated an environmental review of the sites, including a review of its potential liability for investigation and remedial action. On the basis of such review, NJNG estimates that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor known MGP sites will range from $65.8 million to $83.3 million. NJNG's estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations; however, actual costs may differ materially from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability of $65.8 million and a corresponding Regulatory asset of $50.3 million, net of insurance recoveries, on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, and the ultimate ability of other responsible parties to pay. NJNG believes all such costs are recoverable through a Remediation Rider, however, no assurance can be given as to the ultimate resolution of this matter.

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

     Energy Services is the exclusive agent for marketing Stagecoach services for a 10-year period, subject to termination rights, ending March 31, 2012. During this period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services and must notify Energy Services of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. In addition, Energy Services believes that the price at which it would be required to purchase these services is currently below market. Stagecoach did not notify Energy Services of its intent to sell services for the annual period ended March 31, 2004 and therefore Energy Services has no purchase obligation related to this period. Energy Services has reached 1- to 3-year agreements with Stagecoach customers with varying expiration dates, the last of which is October 31, 2005. The value of these services total 68 percent and 14 percent of the Company's potential purchase obligation for the annual periods ended March 31, 2005 and March 31, 2006, respectively.

     In August 2002, NJNG, in connection with its system requirements, was awarded 2-year agreements for Stagecoach storage and transportation services. These agreements were awarded pursuant to an open bid process. The NJNG agreements represent an additional 35 percent of the required level of services for the 2-year period ending July 31, 2004.

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

12. Regulatory Assets

     At each of March 31, 2003, September 30, 2002, and March 31, 2002, respectively, the Company had the following regulatory assets on the Consolidated Balance Sheets:

                                                                        As of        As of        As of
                                                                      March 31,  September 30,  March 31,
                                                                        2003         2002         2002
                                                                      -----------------------------------
                                                                                  (Thousands)
Regulatory assets-current

  Underrecovered gas costs                                            $  44,910    $  33,912    $  18,888
  Weather-normalization clause                                             (935)      10,061       11,058
                                                                      ---------    ---------    ---------
                                                                      $  43,975    $  43,973    $  29,946
                                                                      =========    =========    =========

Regulatory assets - non-current

  Remediation costs
    Expended, net                                                     $  50,316    $  42,187    $  24,445
    Liability for future expenditures                                    65,830       65,830       53,840
  Underrecovered gas costs                                                5,823       15,118       16,781
  Postretirement benefit costs                                            3,172        3,322        3,473
  Weather-normalization clause                                                -        4,858        4,101
  Derivatives                                                            10,551        2,562            -
  Other                                                                     393          660         (360)
                                                                      ---------    ---------    ---------
                                                                      $ 136,085    $ 134,537    $ 102,280
                                                                      =========    =========    =========

13. Other

     At March 31, 2003, there were 27,072,731 shares of common stock outstanding and the book value per share was $15.70.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2003

RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended March 31, 2003, increased 18 percent to $41.2 million, compared with $34.9 million for the same period last year. Basic EPS increased 17 percent to $1.52, compared with $1.30 last year. Diluted EPS increased 16 percent to $1.50, compared with $1.29 last year.

     Consolidated net income for the six months ended March 31, 2003, increased 18 percent to $64.6 million, compared with $54.6 million for the same period last year. Basic EPS increased 17 percent to $2.39, compared with $2.04 last year. Diluted EPS increased 17 percent to $2.35, compared with $2.01 last year.

     The increase in consolidated net income in both the three and six months ended March 31, 2003, was attributable primarily to colder weather and continued profitable customer growth at New Jersey Resources Corporation's (NJR or the Company) principal subsidiary, New Jersey Natural Gas Company (NJNG), and higher margins from increased transportation and storage assets at NJR Energy Services Company (Energy Services).

NATURAL GAS DISTRIBUTION OPERATIONS

     The Natural Gas Distribution segment consists solely of the Company's principal subsidiary, NJNG, which provides regulated energy services to customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG's financial results are summarized as follows:

                                                                          Three Months Ended     Six Months Ended
                                                                               March 31,             March 31,
                                                                            2003       2002       2003       2002
                                                                          -----------------------------------------
                                                                                            (Thousands)
Revenue                                                                   $334,795   $289,609   $560,879   $509,557
                                                                          ========   ========   ========   ========
Gross margin
  Residential and commercial                                              $ 75,514   $ 71,528   $129,480   $121,480
  Transportation                                                            11,617      7,643     19,614     13,726
                                                                          --------   --------   --------   --------
Total firm margin                                                           87,131     79,171    149,094    135,206
  Off-system and capacity management                                         1,706      1,241      2,924      2,876
  Interruptible                                                                 79        210        298        422
                                                                          --------   --------   --------   --------
Total gross margin                                                          88,916     80,622    152,316    138,504
Operation and maintenance expense                                           22,033     19,594     42,083     38,736
Depreciation and amortization                                                7,799      7,337     15,681     15,573
Other taxes not reflected in gross margin                                      650        689      1,320      1,195
                                                                          --------   --------   --------   --------
Operating income                                                          $ 58,434   $ 53,002   $ 93,232   $ 83,000
                                                                          ========   ========   ========   ========
Other income                                                              $    299   $    463   $    702   $  1,564
                                                                          ========   ========   ========   ========
Net income                                                                $ 34,161   $ 31,219   $ 53,684   $ 48,353
                                                                          ========   ========   ========   ========

Gross Margin

     Gross margin is defined as gas revenues less gas purchases, sales tax and a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income. NJNG believes that gross margin provides a more meaningful basis for evaluating utility operations than does revenues since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on gross margin. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG's tariff. The Basic Gas Supply Service (BGSS) allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Sales tax and TEFA totaled $19.9 million and $31.9 million for the three and six months ended March 31, 2003, respectively, compared with $14.4 million and $24.5 million for the same periods last year.

Firm Margin

     Residential and commercial, which NJNG considers to be firm gross margin, is subject to a Weather Normalization Clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG's last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG's earnings due to weather fluctuations. The components of gross margin from firm customers are affected by customers switching between sales service and transportation service.

     NJNG's total gross margin is not affected negatively by customers who utilize its transportation service and purchase their gas from another supplier because its tariff is designed such that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase gas from another supplier continue to utilize NJNG for transportation service.

     Total firm margin increased $8 million, or 10 percent, and $13.9 million, or 10 percent, for the three and six months ended March 31, 2003, respectively, compared with the same periods last year, due primarily to 33 percent and 35 percent colder weather than the three and six months from last year, respectively, and continued customer growth.

     The weather for the six months ended March 31, 2003 was 12 percent colder than normal, which, in accordance with the WNC, resulted in the deferral of $7.4 million of gross margin to be refunded to NJNG's customers in the future. For the six months ended March 31, 2002, the 18 percent warmer-than-normal weather resulted in $14.8 million of additional margin being accrued for future recovery under the WNC. At March 31, 2003, NJNG had a net $935,000 in accrued WNC margin to be refunded to its customers through fiscal 2004, which takes into account previous year activity. NJNG estimates that for the six months ended March 31, 2003, the colder weather resulted in approximately $2.2 million of additional margin beyond the amount captured in the WNC. For the same period last year, NJNG estimates that approximately $3.6 million of margin was lost due to the warmer-than-normal weather.

     Gross margin from sales to residential and commercial customers increased $4 million, or 5.6 percent, and $8 million, or 6.6 percent, for the three and six months ended March 31, 2003, respectively, compared with the same periods last year. The increase was due primarily to the colder weather and the impact of 10,536 customer additions during the 12 months ended March 31, 2003. Sales to residential and commercial customers were 27.4 Bcf and
44.5 Bcf for the three and six months ended March 31, 2003, compared with 20.6 Bcf and 33.7 Bcf for the same periods last year.

     Gross margin from transportation service increased $4 million, or 52 percent, and $5.9 million, or 43 percent, for the three and six months ended March 31, 2003, compared with the same periods last year. The increase was due primarily to an increase in customers utilizing the transportation service combined with the colder weather. NJNG transported 4.8 Bcf and 7.8 Bcf for the three and six months ended March 31, 2003, respectively, compared with 3 Bcf and
5.1 Bcf, in the same periods last year.

     NJNG had 21,521 and 10,035 residential customers and 4,977 and 3,476 commercial customers using transportation service at March 31, 2003 and 2002, respectively. The increase in the number of transportation customers was due primarily to increased activity by third-party suppliers.

Off-System and Capacity Management

     To reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998, through December 31, 2002, NJNG retained 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the BGSS. On October 30, 2002, the BPU approved an agreement whereby this program was extended through October 31, 2003.

     An incentive mechanism designed to reduce the fixed cost of NJNG's gas supply portfolio also became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services is shared between customers and shareowners. Under this program, NJNG retained 40 percent of the savings for the first 12 months following any transaction and 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the BGSS. On October 30, 2002, the BPU approved an agreement whereby any transactions under this program entered into before December 31, 2002, continue to receive 60/40 sharing treatment between customers and shareowners. Any new transactions that become effective after January 1, 2003, would not be eligible under this program. NJNG believes that the elimination of this program will not have a material effect on its financial position, results of operations or cash flows.

     The Financial Risk Management (FRM) program is designed to provide price stability to NJNG's system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG's gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through December 31, 2002. On October 30, 2002, the BPU approved an agreement whereby this program was extended through October 31, 2003.

     NJNG believes as part of the BGSS proceedings that it can replace these programs with new incentive-based programs that will not have a material effect on its financial position, results of operations or cash flows, however, no assurance can be given as to the ultimate resolution of this matter.

     NJNG's off-system sales, capacity management and FRM programs totaled 12.4 Bcf and generated $1.7 million of gross margin, and 26.4 Bcf and $2.9 million of gross margin, for the three and six months ended March 31, 2003, compared with 30.2 Bcf and $1.2 million of gross margin, and 56.4 Bcf and $2.9 million of gross margin for the respective periods last year. The increase in margin was due primarily to the permanent reduction in fixed demand costs, which is part of the portfolio-enhancing program discussed above.

Interruptible

     NJNG serves 49 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 3.7 percent and 4.7 percent of total throughput for the six months ended March 31, 2003 and 2002, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .2 Bcf and .1 Bcf for the six months ended March 31, 2003 and 2002, respectively. In addition, NJNG transported 2.8 Bcf and 4.6 Bcf for the six months ended March 31, 2003 and 2002, respectively, for its interruptible customers.

Operation & Maintenance (O&M) Expense

     O&M increased $2.4 million, or 12.4 percent, and $3.3 million, or 8.6 percent, for the three and six months ended March 31, 2003, compared with the same periods last year. The increases in O&M were due primarily to higher labor, pension, and insurance costs.

Operating Income

     Operating income increased $5.4 million, or 10.2 percent, and $10.2 million, or 12.3 percent, for the three and six months ended March 31, 2003, compared with the same periods last year. The increase was due primarily to the increase in total gross margin discussed above, which more than offset increased O&M.

Net Income

     Net income increased $2.9 million, or 9 percent, and $5.3 million, or 11 percent for the three and six months ended March 31, 2003, compared with the same periods last year. The increases were due primarily to higher operating income discussed above. The increase was partially offset by an increase in income taxes caused by the increase in pre-tax income and a decrease in carrying costs on deferred regulatory assets caused by lower interest rates, which is included in Other income.

ENERGY SERVICES OPERATIONS

     Energy Services provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England and Canada.

     Energy Services' natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. Energy Services' customers include energy marketers, utilities, natural gas producers and pipeline and storage operators, among others.

                                                Three Months Ended         Six Months Ended
                                                     March 31,                 March 31,
                                                 2003         2002         2003         2002
                                              -------------------------------------------------
                                                                 (Thousands)
Revenues                                      $  814,654   $  231,581   $1,253,466   $  402,469
Gas purchases                                    800,713      225,256    1,231,316      391,724
                                              ----------   ----------   ----------   ----------
Gross margin                                      13,941        6,325       22,150       10,745
Operation and maintenance expense                  1,401        1,035        2,619        1,860
Depreciation and amortization                         49           51           99          103
Other taxes                                           30           17           51           35
                                              ----------   ----------   ----------   ----------
Operating income                              $   12,461   $    5,222   $   19,381   $    8,747
                                              ==========   ==========   ==========   ==========
Net income                                    $    7,283   $    3,035   $   11,154   $    5,171
                                              ==========   ==========   ==========   ==========

     Energy Services' revenues increased for the three and six months ended March 31, 2003, compared to the same periods last year due primarily to an increase in the wholesale price of natural gas and higher gas volumes sold and managed. This increase in revenue created a corresponding increase in accounts receivable and gas purchases. Energy Services' gross margin, operating income and net income increased for the three and six months ended March 31, 2003, compared with the same periods last year, as a result of increased capacity management, storage assets, and volatility in the natural gas commodity markets.

     Energy deliveries totaled 114.2 Bcf and 216 Bcf for the three and six months ended March 31, 2003, respectively, compared with 86.9 Bcf and 147.8 Bcf for the same periods last year. The increases were due primarily to additional volumes from pipeline and storage capacity transactions, and additional sales to wholesale customers.

RETAIL AND OTHER OPERATIONS

     Retail and other consists primarily of NJR Home Services Company (Home Services), which provides service, sales and installation of appliances to approximately 130,000 customers, Commercial Realty & Resources Corp. (CR&R), which develops commercial real estate, and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation (Capstone), and the Iroquois Gas Transmission System, L.P. (Iroquois). The consolidated financial results of Retail and other are summarized as follows:

                       Three Months Ended      Six Months Ended
                            March 31,              March 31,
                        2003        2002       2003        2002
                      -------------------------------------------
                                      (Thousands)
Revenues              $  5,182    $  4,612   $ 10,181    $  9,705
                      ========    ========   ========    ========
Other (loss) income   $   (443)   $    485   $   (173)   $    581
                      ========    ========   ========    ========
Net (loss) income     $   (200)   $    676   $   (271)   $  1,087
                      ========    ========   ========    ========

     Retail and other operations revenues for the three and six months ended March 31, 2003 increased compared with the same periods last year due primarily to increased installation business at Home Services.

     Net income for the three and six months ended March 31, 2003 decreased compared with the same periods last year due primarily to $341,000 after-tax loss on the sale of equity investments incurred during the second fiscal quarter of 2003 and higher pension and insurance costs. The March 2002 results included an after-tax gain of $302,000 associated with the sale of real estate.

     In 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

     In April 2003, Home Services reached an agreement with the union on a 4-year collective bargaining agreement, which provides, among other things, for an annual increase in base wages of 2.5 percent. Effective April 3, 2004, the annual increase in wages will be 3 percent with an additional 0.5 percent in incentive compensation, if certain performance measures are met. Effective April 3, 2005 and 2006, the annual increase in wages will be 3 percent.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its common equity requirements, if any, through new issuances of its common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP allows the Company to use newly issued shares to satisfy its funding requirements. The Company also has the option of using shares purchased on the open market.

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks. On December 23, 2002, the Company entered into committed credit facilities totaling $380 million. The NJR portion of the facility consists of $100 million with a 364-day term and a $80 million revolving credit facility with a 3-year term expiring in January 2006. At March 31, 2003, there was $45 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile.

     Due primarily to declining market values, the Company's pension plan assets have decreased. Further, the discount rate utilized to compute the estimated pension liability also declined, resulting in increased pension liabilities. Consequently, the Company recorded a minimum pension liability at September 30, 2002. In order to mitigate this situation, the Company anticipates making tax-deductible contributions to its pension plans of $7 million and $6 million in June 2003 and September 2003, respectively. If market performance is less than anticipated, additional funding levels may be required.

     The following table is a summary of contractual cash obligations and their applicable payment due dates.

                                                                                    Payments Due by Period
                                                                         Less
                                                                        than 1         1-3          4-5
Contractual Obligations                                    Total         Year         Years        Years    After 5 Years
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands)
Long-term debt                                           $  217,845            -   $   50,000            -   $  167,845
Capital lease obligations                                    53,666   $    2,393        7,813   $    2,880       40,580
Operating leases                                              8,283        2,642        4,185          644          812
Short-term debt                                              68,300       68,300            -            -            -
Potential storage obligations                               159,676        1,672       46,191       43,992       67,821
Gas supply purchase obligations                             923,674      178,535      432,237      142,801      170,101
                                                         ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations                       $1,431,444   $  253,542   $  540,426   $  190,317   $  447,159
                                                         ==========   ==========   ==========   ==========   ==========

NATURAL GAS DISTRIBUTION

     The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction and gas remediation expenditures and energy tax payments, through operations, the issuance of commercial paper, and short-term bank loans. The NJNG portion of the committed credit facility, totaling $200 million, consists of $150 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring in January 2006. This facility is used to support the issuance of commercial paper. In December 2002, NJNG received $5.3 million in connection with the sale-leaseback of its vintage 2001 meters under a financing agreement.

     Remaining fiscal 2003 construction expenditures are estimated at $31 million. These expenditures will be incurred for services, mains and meters to support NJNG's continued customer growth, and general system renewals and improvements. In addition, NJNG estimates additional Manufactured Gas Plant
(MGP) remediation expenditures of approximately $16.5 million (see Note 5c - Manufactured Gas Plant Remediation).

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

------------------------------------------------------------
                              Standard &
                                Poor's           Moody's
------------------------------------------------------------
Corporate Rating                   A                N/A
------------------------------------------------------------
Commercial Paper                  A-1               P-1
------------------------------------------------------------
Senior Secured                    A+                A2
------------------------------------------------------------
Ratings Outlook                Positive           Stable
------------------------------------------------------------

     NJNG is not party to any agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating.

ENERGY SERVICES

     Energy Services does not currently anticipate any significant capital expenditures in 2003, however, the use of high-injection/high-withdrawal storage facilities and pipeline park and loan arrangements combined with the related hedging activities in the volatile natural gas market may create significant short-term cash requirements, which are funded by the Company.

RETAIL AND OTHER

     CR&R has signed a 15-year lease to construct a 200,000-square-foot build-to-suit building in the Monmouth Shores Corporate Office Park II. Total construction expenditures are estimated at $22.5 million with an expected completion date in the third fiscal quarter of 2004. These expenditures will be financed through the NJR portion of the committed credit facilities. Expenditures for the project through March 31, 2003, totaled $946,000, excluding the cost of the land.

CRITICAL ACCOUNTING POLICIES

     The following is a description of the most important generally accepted accounting principles in the United States of America that are used by the Company. Management believes that it exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of the Company include estimates. Actual results in the future may differ from such estimates. The Company's Critical Accounting Policies are described below.

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

Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended (SFAS
133) under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as cash flow hedges. The change in fair value of these derivatives is recorded in earnings. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG utilizes to hedge its gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of March 31, 2003.

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

     Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG's policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, are probable through the regulatory process, in accordance with SFAS 71, it has recorded a Regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of March 31, 2003, $116.1 million of previously incurred and accrued remediation costs, net of insurance recoveries, is included in Regulatory assets on the Consolidated Balance Sheet.

Unbilled Revenue

     Revenues related to the sale of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of natural gas sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter read are estimated, and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on monthly natural gas delivered into the system, unaccounted for gas based on historical results, and applicable customer rates.

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

New Accounting Policies

     The Company has discussed its new accounting standards and their potential impact in Note 2 - New Accounting Standards, to the Consolidated Financial Statements.

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

     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. The Company's natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations. Second, using futures and swaps, Energy Services hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge the 10 remaining years of 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

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

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2002 to March 31, 2003.

                    Balance          Increase           Less        Balance
                  September 30, (Decrease) in Fair     Amounts      March 31,
                      2002         Market Value        Settled        2003
                  -----------------------------------------------------------
                                            (Thousands)
NJNG                $ (2,564)        $  2,800         $ 10,787      $(10,551)

Energy Services      (14,689)         (31,967)         (43,880)       (2,776)

NJR Energy             3,362           10,920            2,897        11,385
                    --------         --------         --------      --------

Total               $(13,891)        $(18,247)        $(30,196)     $ (1,942)
                    ========         ========         ========      ========

     There were no contracts originated and valued at fair market value and no changes in methods of valuations during the six months ended March 31, 2003.

     The following is a summary of fair market value of commodity derivatives at March 31, 2003, by method of valuation and by maturity.

                                                               After
                          Remaining    Fiscal      Fiscal      Fiscal      Total
                         Fiscal 2003    2004      2005-2007     2007     Fair Value
                         ----------------------------------------------------------
                                                 (Thousands)
Price based
on NYMEX                  $ (2,983)   $(10,696)   $ (5,948)   $   (398)   $(20,025)

Price based on
over-the-counter
published quotations         6,202       5,046       6,155       1,154      18,557

Price based upon models          -           -         562      (1,036)       (474)
                          --------    --------    --------    --------    --------

                          $  3,219    $ (5,650)   $    769    $   (280)   $ (1,942)
                          ========    ========    ========    ========    ========

The following is a summary of commodity derivatives by type as of March 31, 2003:

                                                                       Amounts included in
                                           Volume      Price per           Derivatives
                                           (Bcf)         Mmbtu            (Thousands)
                                       ---------------------------------------------------
NJNG
                   Futures                   3.7     $ 3.95 -  5.72        $    4,967
                   Options                   1.5     $ 3.00 - 10.00             1,220
                   Swaps                    34.6            -                 (16,738)
Energy Services
                   Futures                   1.9     $ 2.85 -  4.43            (4,034)
                   Swaps                    46.7            -                   1,258

NJR Energy
                   Swaps                    22.1            -                  11,385
                                                                           ----------
                                                                           $   (1,942)
                                                                           ==========

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at March 31, 2003, using the variance-covariance method with a 95 percent confidence level and a one-day holding period, was $870,000. The VAR with a 99 percent confidence level and a 10-day holding period was $3.9 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk - Long-Term Debt

     At March 31, 2003, the Company (excluding NJNG) had no variable rate long-term debt.

     At March 31, 2003, NJNG had total variable-rate, long-term debt outstanding of $122.1 million, of which $97.1 million has been hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. According to the Company's sensitivity analysis, at March 31, 2003, NJNG's annual interest rate exposure on the $97.1 million, based on the difference between current average rates and the
3.25 percent interest-rate cap, is limited to $215,000, net of tax. If interest rates were to change by 1 percent on the remaining $25 million of variable rate debt at March 31, 2003, NJNG's annual interest expense, net of tax, would change by $148,000.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 4- Legal and Regulatory Proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) An annual meeting of shareholders was held on February 26, 2003.

         (c) The shareholders voted upon the following matters at the February 26, 2003 annual shareholders meeting:

         (i) The election of five (5) directors, four for terms expiring in 2006, and one for a term expiring in 2004. The results of the voting were as follows:

Director                           For             Withheld
--------                           ---             --------
Hazel S. Gluck                 21,103,116          323,528
James T. Hackett               21,122,992          303,652
J. Terry Strange               21,180,958          245,686
Gary W. Wolf                   21,017,102          409,542
George R. Zoffinger            21,149,221          277,423

         (ii) The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2003. The results of the voting were as follows:

   For                 Against         Abstain
   ---                 -------         -------
20,796,477             463,522         166,645

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

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

         (b) Reports on Form 8-K

         On February 7, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

         On April 24, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD (Item 12, Results of Operations and Financial Condition).

         On May 5, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW JERSEY RESOURCES CORPORATION

Date:  May 12, 2003                             /s/Glenn C. Lockwood
                                                --------------------
                                                   Glenn C. Lockwood
                                                   Senior Vice President
                                                   and Chief Financial Officer

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

Date:  May 12, 2003                        By: /s/Laurence M. Downes
                                              ---------------------
                                              Laurence M. Downes
                                              Chairman & Chief Executive Officer

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

Date:  May 12, 2003                          By: /s/Glenn C. Lockwood
                                                 --------------------
                                                 Glenn C. Lockwood
                                                 Senior Vice President,
                                                 Chief Financial Officer