Form 10-Q
period 2003-06-30
NEW JERSEY RESOURCES CORP
filed 2003-08-14
CIK 356309

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2376465 (I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey - 07719 (Address of principal executive offices)	732-938-1480 (Registrant’s telephone number, including area code)

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

The number of shares outstanding of $2.50 par value Common Stock as of July 31, 2003 was 27,202,388.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report including, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to remediation of manufactured gas plant (MGP) sites and recovery of related costs, and the impact of changes in market prices of commodities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “continue,” or comparable terminology and are made based upon the Company’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with Company expectations or that the effect of future developments on the Company will be those anticipated by management.

     The Company wishes to caution readers that the assumptions that form the basis for forward-looking statements with respect to, or that may impact earnings for, fiscal 2003 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in interest rates. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather conditions and economic conditions, demographic changes in NJNG’s service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the continued recoverability of environmental remediation expenditures, and other regulatory and economic policy changes.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands, except per share data)
OPERATING REVENUES	$369,660	$442,684	$2,191,290	$1,364,295

OPERATING EXPENSES
Gas purchases	318,293	396,304	1,923,443	1,134,667
Operation and maintenance	25,717	22,461	78,697	68,862
Depreciation and amortization	7,996	7,981	24,079	23,950
Energy and other taxes	7,989	6,213	41,852	32,819

Total operating expenses	359,995	432,959	2,068,071	1,260,298

OPERATING INCOME	9,665	9,725	123,219	103,997
Other income	637	2,149	1,014	4,197
Interest charges, net	2,958	4,054	10,743	12,509

INCOME BEFORE INCOME TAXES	7,344	7,820	113,490	95,685
Income tax provision	2,871	3,056	44,450	36,310

NET INCOME	$4,473	$4,764	$69,040	$59,375

EARNINGS PER COMMON SHARE
BASIC	$0.16	$.18	$2.55	$2.21

DILUTED	$0.16	$.17	$2.51	$2.19

DIVIDENDS PER COMMON SHARE	$0.31	$0.30	$0.93	$0.90

AVERAGE SHARES OUTSTANDING
BASIC	27,135	26,937	27,056	26,846

DILUTED	27,620	27,255	27,462	27,156

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,040	$59,375
Adjustments to reconcile net income to cash flows
Depreciation and amortization	24,079	23,950
Amortization of deferred charges	4,193	3,502
Deferred income taxes	15,000	3,538
Manufactured gas plant remediation costs	(16,377)	(18,990)
Changes in working capital	19,740	(49,816)
Non-current regulatory assets	12,725	9,181
Other non-current assets	7,782	1,230
Other non-current liabilities	(4,352)	(1,763)

Net cash flows from operating activities	131,830	30,207

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	8,110	9,224
Proceeds from long-term debt	—	71,350
Proceeds from sale-leaseback transaction	5,294	20,631
Payments of long-term debt	(131,796)	(1,152)
Purchases of treasury stock	(1,170)	(4,275)
Payments of common stock dividends	(24,830)	(23,936)
Redemption of preferred stock	(295)	(3)
Net change in short-term debt	49,700	(71,600)

Net cash flows from financing activities	(94,987)	239

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(31,200)	(31,320)
Real estate properties and other	(2,724)	(300)
Cost of removal	(2,316)	(3,245)
Proceeds from sale of investments available for sale	1,046	1,014
Proceeds from asset sales	—	3,300

Net cash flows from investing activities	(35,194)	(30,551)

Net change in cash and temporary investments	1,649	(105)
Cash and temporary investments at September 30	1,282	4,044

Cash and temporary investments at June 30	$2,931	$3,939

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(1,918)	$(92,932)
Construction fund	—	3,600
Inventories	(67,429)	2,840
Underrecovered gas costs	(26,290)	(7,661)
Purchased gas	67,634	59,734
Prepaid and accrued taxes, net	15,502	10,130
Customers’ credit balances and deposits	(4,642)	237
Accounts payable & other	(1,481)	(3,302)
Broker margin accounts	25,408	(16,111)
Other current assets	8,564	(6,784)
Other current liabilities	4,392	433

Total	$19,740	$(49,816)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$10,628	$12,343
Income taxes	$11,978	$28,159

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,		June 30,
	2003	September 30,	2002
	(unaudited)	2002	(unaudited)

	(Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,082,740	$1,053,086	$1,043,730
Real estate properties and other, at cost	27,865	25,144	24,533

	1,110,605	1,078,230	1,068,263
Accumulated depreciation and amortization	(341,825)	(321,833)	(317,257)

Property, plant and equipment, net	768,780	756,397	751,006

CURRENT ASSETS
Cash and temporary investments	2,931	1,282	3,939
Customer accounts receivable	160,576	158,591	163,197
Unbilled revenues	6,341	4,679	6,770
Allowance for doubtful accounts	(5,995)	(4,395)	(3,884)
Regulatory assets	56,192	43,973	32,989
Gas in storage, at average cost	153,742	147,202	124,669
Materials and supplies, at average cost	2,809	2,782	2,967
Prepaid state taxes	9,771	10,973	6,174
Derivatives	32,081	8,136	5,214
Broker margin accounts	13,535	38,943	45,009
Other	20,161	14,654	14,591

Total current assets	452,144	426,820	401,635

DEFERRED CHARGES AND OTHER
Equity investments	14,582	14,302	14,751
Regulatory assets	141,951	134,537	127,109
Derivatives	20,234	10,952	10,796
Other	28,873	37,158	37,436

Total deferred charges and other	205,640	196,949	190,092

Total assets	$1,426,564	$1,380,166	$1,342,733

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

	June 30,		June 30,
	2003	September 30,	2002
	(unaudited)	2002	(unaudited)

	(Thousands)
CAPITALIZATION
Common stock equity	$435,085	$361,453	$372,023
Redeemable preferred stock	—	295	295
Long-term debt	273,675	370,628	418,215

Total capitalization	708,760	732,376	790,533

CURRENT LIABILITIES
Current maturities of long-term debt	2,393	26,942	26,942
Short-term debt	104,600	59,900	14,200
Purchased gas	236,416	229,644	202,514
Accounts payable and other	33,207	34,688	24,779
Postretirement employee benefit liability	9,388	4,996	10,085
Dividends payable	8,415	8,072	8,075
Accrued taxes	35,514	15,025	27,732
Derivatives	11,713	25,397	36,551
Customers’ credit balances and deposits	19,000	23,642	14,660

Total current liabilities	460,646	428,306	365,538

DEFERRED CREDITS
Deferred income taxes	117,937	92,435	79,605
Deferred investment tax credits	8,888	9,148	9,236
Deferred revenue	13,819	15,019	15,420
Derivatives	23,755	6,612	12,510
Manufactured gas plant remediation	65,830	65,830	53,840
Postretirement employee benefit liability	10,359	19,950	8,132
Other	16,570	10,490	7,919

Total deferred credits	257,158	219,484	186,662

Total capitalization and liabilities	$1,426,564	$1,380,166	$1,342,733

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)

Net income	$4,473	$4,764	$69,040	$59,375

Other comprehensive income:
Change in fair value of equity investments, net of tax of $(320), $(26), $(11) and $113	463	38	16	(163)
Change in fair value of derivatives, net of tax of $(7,589), $(1,764), $(16,392) and $15,589	10,987	2,555	22,130	(22,572)

Other comprehensive income	11,450	2,593	22,146	(22,735)

Comprehensive income	$15,923	$7,357	$91,186	$36,640

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2002 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

     In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of the Company’s utility operations and NJR Energy Services Company (Energy Services) operations, and other factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the entire year.

     Certain reclassifications have been made of previously reported amounts to conform to current year classifications.

2. New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim reporting period after June 15, 2003. The statement requires an issuer to classify a financial instrument as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. These obligations include, but are not limited too, mandatorily redeemable stock, obligations to repurchase company shares, and other obligations payable in company stock. The Company has completed its assessment of the effect of the pronouncement and has determined that none of its financial instruments contain obligations payable in Company stock and, therefore, the adoption of SFAS No. 150 will not have an impact on its financial condition, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No.149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” (SFAS 149). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. This amendment, among other things, further defines SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended (SFAS 133) and clarifies several implementation issues. The Company is currently assessing the impact of the pronouncement. In Management’s opinion, the adoption of SFAS No. 149 will not have a material adverse effect on its financial condition, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123. SFAS 148 provides implementation guidance for the adoption of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which the Company adopted as of October 1, 2002. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123 (See Note 6. – Earnings Per Share (EPS)).

     The Company completed its assessment of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which became effective October 1, 2002. SFAS 143 addresses the accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. Based on its analysis, the Company determined that it has no such legal obligations. However, as of June 30, 2003, September 30, 2002, and June 30, 2002, the Company had asset retirement costs recovered through rates in excess of actual costs incurred totaling $71.5 million, $67.8 million, and $67.0 million, respectively, which are included in Accumulated depreciation on the Consolidated Balance Sheets in accordance with SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation.”

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This Interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. The Company has completed an analysis of FIN 46 and has determined that there are no VIEs requiring consolidation.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” (SFAS 5), related to a guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees (see Note 11. – Commitments and Contingent Liabilities). The Company has completed an analysis of FIN 45 and has determined that there were no guarantees for unrelated third parties. NJR has issued parental guarantees for certain transactions entered into by Energy Services. As of June 30, 2003, there were parental guarantees covering approximately $186 million of firm commitments not yet reflected in accounts payable on the Consolidated Balance Sheet.

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

4. Capitalized and Deferred Interest

     The Company’s capitalized interest totaled $66,000 and $55,000 for the three months ended June 30, 2003 and 2002, respectively, and $212,000 and $283,000 for the nine months ended June 30, 2003 and 2002, respectively, at the following average interest rates 1.35 percent, 1.84 percent, 1.58 percent and 2.37 percent, respectively. These amounts are included in construction work in progress and are reflected in the Income Statement as a reduction to interest expense, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG’s carrying costs are recoverable on uncollected balances related to underrecovered gas costs through October 31, 2001 and its MGP remediation expenditures (see Note 5c. – Manufactured Gas Plant Remediation). Accordingly, Other income included deferred interest of $536,000 and $685,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.6 million and $2.2 million for the nine months ended June 30, 2003 and 2002, respectively, for carrying costs related to remediation and underrecovered gas costs.

5. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for restructuring New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its Basic Gas Supply Service (BGSS), the component of rates whereby NJNG provides the commodity to the customer, and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service.

     In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. In July 2001, NJNG submitted a BGSS proposal that provides additional customer choices, including various pricing options. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. The parties are currently discussing NJNG’s July 2001 proposal.

     The BPU is required to audit the state’s energy utilities competitive services business every two years. The primary purpose of the audit is to ensure that NJNG and its affiliates offering unregulated retail services do not have any unfair competitive advantage over non-affiliated providers of similar retail services. In June 2002, the BPU initiated a compliance audit. In March 2003, an independent consulting firm, engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. The audit has been submitted to the BPU for approval.

b. BGSS and Other Adjustment Clauses

     On October 17, 2002, NJNG filed a request with the BPU for a 3 percent BGSS price increase reflecting higher projected wholesale natural gas costs, to be effective December 1, 2002 and the opportunity for an additional adjustment in February 2003 to address potential changes in market conditions. The filing also requested an extension of the BGSS margin-sharing incentives. In lieu of the December price change, NJNG updated the BGSS request in January 2003 to seek a 6 percent price increase, effective February 1, 2003. On February 5, 2003, NJNG received a provisional 6 percent price increase subject to refund with interest. The parties to the BGSS proceeding continue to review the filing to extend the BGSS incentives beyond October 31, 2003. The BPU is expected to issue a final order on these matters by October 31, 2003.

     NJNG is eligible to receive incentives for reducing BGSS costs through a series of margin-sharing programs that include off-system sales, capacity release, and portfolio-enhancing programs. On October 30, 2002, the BPU approved an agreement whereby the existing 85/15 margin sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2003. As part of this agreement, the portfolio-enhancing programs, which include an incentive for the permanent reduction of the cost of capacity, continued to receive 60/40 sharing treatment between customers and shareowners for transactions completed on or before December 31, 2002. Any new transactions under the portfolio-enhancing programs that became effective after January 1, 2003, are not eligible for margin sharing. NJNG believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows. NJNG also believes as part of the BGSS proceeding discussed above, that it can replace these programs with new incentive-based programs that will not have a material effect on its financial position, results of operations or cash flows. However, no assurance can be given as to the ultimate resolution of these matters.

     On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by June 1 for review of BGSS and a potential price change to be effective October 1. After proper notice and BPU action on the June filing, the agreement allows natural gas utilities to increase residential and small commercial customer BGSS prices up to 5 percent on a self-implementing basis on December 1 and February 1. On May 1, 2003, NJNG submitted its annual BGSS filing, seeking an 8.8 percent increase reflecting higher wholesale natural gas costs. The BPU is expected to rule on this filing in August, with a likely effective date of September 1, 2003.

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program effective July 1, 2003. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of low-income customers. Eligible customers will receive a credit toward their utility bill. The administrative cost of the program together with the credits applied to eligible customers will be recovered through a USF Rider. NJNG would recover carrying costs on deferred USF balances, if any.

     NJNG is also involved in various proceedings associated with several other adjustment clauses (e.g., Transportation Initiation Clause (TIC) and New Jersey Clean Energy Program, formerly known as Comprehensive Resource Analysis), which in NJNG’s opinion will not have a material adverse effect on its financial condition or results of operations.

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch that would invest new capital in the infrastructure of these cities. NJNG’s proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return any capital invested in this program. NJNG estimates that it will invest approximately $14 million in Asbury Park and Long Branch under this program. The BPU is currently reviewing this proposal.

     In June 2003, the BPU approved a 10-year transportation agreement between NJNG and Ocean Peaking Power, LLC to provide transportation service to a new natural gas-fired electric generation plant adjacent to its existing cogeneration plant in Lakewood, N.J. NJNG’s transportation agreement with Ocean Peaking Power, LLC, which became effective June 1, 2003, will benefit customers by providing additional credits against natural gas costs, with sales principally made during non-peak times. Gross margins from these sales over the first four years will be shared with customers and NJNG on a 50/50 basis.

c. Manufactured Gas Plant (MGP) Remediation

     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed by NJNG in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted.

     Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while the former owner is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for its two remaining sites. NJNG continues to participate in the investigation and remedial action for the MGP site that was not subject to the original cost-sharing agreement. In June 1992, the BPU approved a Remediation Rider through which NJNG recovers its remediation expenses over a 7-year period. NJNG is currently recovering its remediation expenditures incurred through June 30, 1998. Costs incurred subsequent to June 30, 1998, including carrying costs on deferred expenditures, will be recovered over rolling seven-year periods, subject to BPU approval In September 1999 and January 2001, NJNG filed for recovery of remediation expenditures incurred in the years ended June 30, 1999 and 2000, respectively. In March 2003, NJNG filed testimony for recovery of remediation expenditures for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings and, while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of this matter. As of June 30, 2003, $123.4 million of previously incurred and accrued remediation and carrying costs, net of recoveries from customers and insurance, is included in Regulatory assets on the Consolidated Balance Sheet.

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. The trial has been postponed pending resolution of various pretrial motions. No assurance can be given as to the ultimate resolution of this matter.

d. Long Branch MGP Site Litigation

     On July 1, 2003, 124 complaints were filed in the Superior Court of New Jersey, Monmouth County Law Division, Docket No. MON-L-2883-03, against NJNG and the Company, among others, alleging personal injuries stemming from the operation and remediation of the former MGP site in Long Branch, N.J. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of profits, cost of cleanup and remediation, and punitive damages.

     The former owner, which is a co-defendant, has made a demand on NJNG for indemnification as a result of an agreement entered between NJNG and the co-defendant, whereby NJNG assumed responsibility for the Long Branch site.

     The Company’s insurance carriers have been notified of the claim. One of the insurance carriers has advised the Company that it will provide legal defense coverage, subject to a reservation of rights regarding certain allegations in the complaints.

     The Company believes that liabilities incurred or associated with this matter, excluding intentional acts and punitive damages if any, are recoverable either through insurance or may be recoverable through the Remediation Rider (see note 5c. Manufactured Gas Plant (MGP) Remediation) however, no assurance can be given as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

e. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

6. Earnings Per Share (EPS)

     In accordance with SFAS No. 128 “Earnings Per Share,” which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 484,607 and 317,872 for the three months ended June 30, 2003 and 2002, respectively, and 406,803 and 310,050 for the nine months ended June 30, 2003 and 2002, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

     In October 2002, the Company adopted the fair value method of recording stock-based compensation under SFAS 123. The Company adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which will be expensed through the income statement based on the fair value of the award at the grant date. The following is a reconciliation of the As Reported and Pro Forma net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)
Net Income, as reported	$4,473	$4,764	$69,040	$59,375
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	—	62	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(160)	(468)	(487)

Pro forma Net Income	$4,351	$4,604	$68,634	$58,888

Earnings Per Share:
Basic – as reported	$.16	$.18	$2.55	$2.21

Basic – pro forma	$.16	$.17	$2.54	$2.19

Diluted – as reported	$.16	$.17	$2.51	$2.19

Diluted – pro forma	$.16	$.17	$2.50	$2.17

7. Construction Fund and Long-Term Debt

     In December 2002, the Company entered into $380 million of committed credit facilities with several banks, which replaced $335 million of credit agreements. The NJR portion of the facility consists of $100 million with a 364-day term and an $80 million revolving credit facility with a 3-year term expiring January 2006. The NJNG portion of the facility consists of $150 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006. The NJR facilities are used to finance unregulated operations. NJNG’s facilities are used to support its commercial paper borrowings. Consistent with NJNG’s intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $30 million, $25 million and $50 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at June 30, 2003, September 30, 2002 and June 30, 2002, respectively.

     In July 2002, the New Jersey Economic Development Authority (EDA) approved $12 million of new funds to finance construction over the next three years in NJNG’s northern division. In March 2003, NJNG filed a petition with the BPU for authority to issue and deliver First Mortgage Bonds, Private Placement Bonds or Medium Term Notes in the principal amount up to $100 million over the next three years. NJNG expects BPU action on the filing by September 30, 2003. Subsequent to BPU and final EDA approval, NJNG expects to enter into a loan agreement whereby the EDA would loan NJNG the proceeds from its $12 million Natural Gas Facilities Revenue Bonds, which NJNG would deposit into a construction fund. NJNG expects to then immediately draw down $4 million from the construction fund.

     In July 2002, NJNG entered into $97.1 million of interest-rate caps with several banks at a rate of 3.25 percent, expiring in July 2004. These caps are designed to limit NJNG’s variable rate debt exposure for all of its outstanding tax exempt EDA Bonds. The Company accounts for the interest-rate caps as a cash flow hedge with changes in fair value accounted for in Other comprehensive income.

     In fiscal 2002, NJNG entered into an agreement with a financing company whereby NJNG received $20.6 million related to the sale-leaseback of a portion of its meters. In December 2002, NJNG received $5.3 million under this agreement in connection with the sale-leaseback of its vintage 2001 meters. NJNG has the ability to continue the sale-leaseback meter program on an annual basis.

     In December 2002, NJNG’s $25 million, 7.5 percent Series V First Mortgage Bonds matured.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)
Operating Revenues
Natural Gas Distribution	$120,055	$144,199	$680,934	$653,756
Energy Services	244,479	294,185	1,498,695	696,654
Retail and Other	5,149	4,330	15,330	14,035

Subtotal	369,683	442,714	2,194,959	1,364,445
Intersegment revenues *	(23)	(30)	(3,669)	(150)

Total	$369,660	$442,684	$2,191,290	$1,364,295

Operating Income
Natural Gas Distribution	$9,450	$7,267	$102,682	$90,267
Energy Services	(522)	1,785	18,859	10,532
Retail and Other	737	673	1,678	3,198

Total	$9,665	$9,725	$123,219	$103,997

Net Income
Natural Gas Distribution	$4,507	$3,062	$58,191	$51,415
Energy Services	(98)	853	11,056	6,024
Retail and Other	64	849	(207)	1,936

Total	$4,473	$4,764	$69,040	$59,375

*     Consists of transactions between subsidiaries that are eliminated in consolidation.

     The assets of each of the Company’s various business segments are detailed below:

	As of	As of	As of
	June 30, 2003	September 30, 2002	June 30, 2002

	(Thousands)
Assets
Natural Gas Distribution	$1,130,916	$1,059,417	$1,032,101
Energy Services	222,272	268,826	266,565
Retail and Other	73,376	51,923	44,067

Total	$1,426,564	$1,380,166	$1,342,733

9. Investments

     Included in Equity investments on the Consolidated Balance Sheet is the Company’s less-than-1-percent ownership interest in the Capstone Turbine Corporation (Capstone), a developer of microturbines. In July 2001, the Company entered into a 5-year zero-premium collar to hedge changes in the future cash flows associated with the sale of 100,000 shares of its investment in Capstone at the settlement date in 2006. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company accounts for the transaction as a cash flow hedge with changes in fair value accounted for in Other comprehensive income. The change in Other comprehensive income for the nine months ended June 30, 2003, was a $14,000 unrealized loss related to this collar. Through June 30, 2003, Accumulated other comprehensive income includes an $827,000 unrealized gain related to this collar. In July 2002, the Company sold all of its unhedged Capstone shares and realized an after-tax loss of $449,000.

10. Comprehensive Income

     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs. Based on the amount recorded in Accumulated other comprehensive income at June 30, 2003, $10.4 million is expected to be recorded as a decrease to gas costs for the remainder of fiscal 2003. For the three months ended June 30, 2003 and 2002, $8.3 million and $1.5 million was credited to gas costs, respectively, and for the nine months ended June 30, 2003 and 2002, $46 million was charged and $32.8 million was credited to gas costs, respectively. These cash flow hedges cover various periods of time ranging from August 2003 to October 2010.

11. Commitments and Contingent Liabilities

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites (see Note 5c. – Manufactured Gas Plant (MGP) Remediation and Note 5d. – Long Branch MGP Site Litigation). In July 2002, with the assistance of an outside consulting firm, NJNG updated an environmental review of the sites, including evaluating its potential liability for investigation and remedial action. On the basis of such review, NJNG estimates that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor known MGP sites will range from $65.8 million to $83.3 million. NJNG’s estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations. However, actual costs may differ materially from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $65.8 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, and the ultimate ability of other responsible parties to pay. NJNG believes all such costs are recoverable through a Remediation Rider, however, no assurance can be given as to the ultimate resolution of this matter.

     Energy Services has entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working gas capacity and interstate pipeline connections to the Northeast markets. Stagecoach received Federal Energy Regulatory Commission (FERC) certification for full operations in June 2002.

     Energy Services is the agent for marketing Stagecoach services for a 10-year period, subject to termination rights, ending March 31, 2012. During this period, Energy Services has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach can require Energy Services to make the foregoing purchases only if Stagecoach is capable of providing the underlying services and must notify Energy Services of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Energy Services believes that the price at which it would be required to purchase these services is currently below market. Stagecoach did not notify Energy Services of its intent to sell services for the annual period ended March 31, 2004. Therefore, Energy Services has no purchase obligation related to this period. Energy Services has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is March 31, 2008. The value of these services total 69 percent and 15 percent of the Company’s potential purchase obligation for the annual periods ended March 31, 2005 and 2006, respectively.

     In August 2002, NJNG, in connection with its system requirements, was awarded 2-year agreements for Stagecoach storage and transportation services ending July 31, 2004. These agreements were awarded pursuant to an open bid process.

     Due to the price levels of the potential purchase obligations to Energy Services, as compared with current market prices, and the current and expected level of contracts, the Company does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any material future losses.

     Under the Stagecoach agreement, Energy Services is also required to provide and maintain 2 Bcf of firm base gas at the Stagecoach facility for the term of the agreement.

12. Regulatory Assets

     At June 30, 2003, September 30, 2002, and June 30, 2002, respectively, the Company had the following regulatory assets on the Consolidated Balance Sheets:

	As of	As of	As of
	June 30,	September 30,	June 30,
(Thousands)	2003	2002	2002

Regulatory assets – current
Underrecovered gas costs	$60,202	$33,912	$22,996
Weather-normalization clause	(4,010)	10,061	9,993

	$56,192	$43,973	$32,989

Regulatory assets – non-current
Remediation costs
Expended, net	$57,613	$42,187	$37,433
Liability for future expenditures	65,830	65,830	53,840
Underrecovered gas costs	3,966	15,118	15,570
Postretirement benefit costs	3,096	3,322	3,398
Weather-normalization clause	—	4,858	5,518
Derivatives	10,517	2,562	11,414
Other	929	660	(64)

	$141,951	$134,537	$127,109

     If there are changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income.

13. Other

     At June 30, 2003, there were 27,147,401 shares of common stock outstanding and the book value per share was $16.03.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

     Consolidated net income for the quarter ended June 30, 2003, decreased 6 percent to $4.5 million, compared with $4.8 million for the same period last year. Basic EPS decreased 11 percent to $.16, compared with $.18 last year. Diluted EPS decreased 6 percent to $.16, compared with $.17 last year.

     Consolidated net income for the nine months ended June 30, 2003, increased 16 percent to $69 million, compared with $59.4 million for the same period last year. Basic EPS increased 15 percent to $2.55, compared with $2.21 last year. Diluted EPS increased 15 percent to $2.51, compared with $2.19 last year.

     The decrease in consolidated net income for the three months ended June 30, 2003, was attributable to a $.02 per share gain related to the sale of real estate in the three month period ended June 30, 2002, and lower NJR Energy Services Company (Energy Services) results, partially offset by higher results at New Jersey Natural Gas Company (NJNG), New Jersey Resources Corporation’s (NJR or the Company) principal subsidiary.

     The increase in consolidated net income for the nine months ended June 30, 2003, was attributable primarily to colder weather and continued profitable customer growth at NJNG, and higher earnings from increased storage and capacity utilization at Energy Services.

NATURAL GAS DISTRIBUTION OPERATIONS

     The Natural Gas Distribution segment consists solely of the Company’s principal subsidiary, NJNG, which provides regulated energy services to customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)
Operating revenue	$120,055	$144,199	$680,934	$653,756

Gross margin
Residential and commercial	30,414	28,042	159,894	149,522
Transportation	6,526	4,930	26,140	18,656

Total firm margin	36,940	32,972	186,034	168,178
Off-system and capacity management	1,245	886	4,169	3,762
Interruptible	231	237	529	659

Total gross margin	38,416	34,095	190,732	172,599
Operation and maintenance expense	20,561	18,400	62,644	57,136
Depreciation and amortization	7,799	7,786	23,480	23,359
Other taxes not reflected in gross margin	606	642	1,926	1,837

Operating income	$9,450	$7,267	$102,682	$90,267

Other income	$607	$861	$1,309	$2,425

Net income	$4,507	$3,062	$58,191	$51,415

Gross Margin

     Gross margin is defined as gas revenues less gas purchases, sales tax and a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income. NJNG believes that gross margin provides a more meaningful basis for evaluating utility operations than does revenues since gas costs, sales tax and TEFA are passed through to customers and, therefore, have no effect on gross margin dollars. Gas costs are charged to operating expenses on the basis of therm sales at the rates included in NJNG’s tariff. The Basic Gas Supply Service (BGSS) allows NJNG to recover gas costs that exceed the level reflected in its base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $7 million and $38.9 million for the three and nine months ended June 30, 2003, respectively, compared with $5.1 million and $29.6 million for the same periods last year. These increases are due to the increase in sales, discussed below.

Firm Margin

     Residential and commercial, which NJNG considers to be firm gross margin, is subject to a Weather Normalization Clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year average, weather. The WNC does not fully protect NJNG from factors such as unusually warm weather and declines in customer usage patterns, which were set at the conclusion of NJNG’s last base rate case in January 1994. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customer bills and NJNG’s earnings due to weather fluctuations. The components of gross margin from firm customers are affected by customers switching between sales service and transportation service.

     NJNG’s total gross margin is not affected negatively by customers who use its transportation service and purchase gas from another supplier because its tariff is designed such that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase gas from another supplier continue to use NJNG for transportation service.

     Total firm margin increased $4 million, or 12 percent, and $17.9 million, or 11 percent, for the three and nine months ended June 30, 2003, respectively, compared with the same periods last year. This was due primarily to 38 percent and 35 percent colder weather than the three and nine months from last year, respectively, and continued customer growth.

     The weather for the nine months ended June 30, 2003 was 14 percent colder than normal, which, in accordance with the WNC, resulted in the deferral of $8.9 million of gross margin to be credited to NJNG’s customers in the future. For the nine months ended June 30, 2002, 17 percent warmer-than-normal weather resulted in $16.4 million of additional margin being accrued for future recovery under the WNC. At June 30, 2003, NJNG had a cumulative $4 million in deferred WNC margin to be credited to its customers through fiscal 2004. NJNG estimates that for the nine months ended June 30, 2003, the colder weather resulted in approximately $4.6 million of additional margin beyond the amount captured in the WNC. For the same period last year, NJNG estimates that approximately $6.2 million of margin was lost due to the warmer-than-normal weather.

     Gross margin from sales to residential and commercial customers increased $2.4 million, or 8.5 percent, and $10.4 million, or 6.9 percent, for the three and nine months ended June 30, 2003, respectively, compared with the same periods last year. The increase was due primarily to the colder weather and the impact of 10,414 customer additions during the 12 months ended June 30, 2003. Sales to residential and commercial customers were 8.9 Bcf and 53.4 Bcf for the three and nine months ended June 30, 2003, compared with 6.7 Bcf and 40.4 Bcf for the same periods last year.

     Gross margin from transportation service increased $1.6 million, or 33 percent, and $7.5 million, or 40 percent, for the three and nine months ended June 30, 2003, compared with the same periods last year. NJNG transported 1.9 Bcf and 9.7 Bcf for the three and nine months ended June 30, 2003, respectively, compared with 1.3 Bcf and 6.4 Bcf, in the same periods last year. The increases were due primarily to an increase in customers utilizing the transportation service, combined with the colder weather.

     NJNG had 18,480 and 10,879 residential customers and 4,833 and 5,126 commercial customers using transportation service at June 30, 2003 and 2002, respectively. The increase in the number of transportation customers was due primarily to increased activity by third-party suppliers.

Off-System and Capacity Management

     To reduce the overall cost of its gas supply commitments, NJNG has entered into contracts to sell natural gas to customers outside its franchise territory when the gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. Effective October 1, 1998, through October 31, 2003, NJNG retains 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

     An incentive mechanism designed to reduce the fixed cost of NJNG’s gas supply portfolio also became effective October 1, 1998. Any savings achieved through the permanent reduction or replacement of capacity or other services was shared between customers and shareowners. Under this program, NJNG retained 40 percent of the savings for the first 12 months following any transaction and 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the BGSS. On October 30, 2002, the BPU approved an agreement whereby any transactions under this program entered into before December 31, 2002, continue to receive 60/40 sharing treatment between customers and shareowners. Any new transactions that become effective after January 1, 2003, would not be eligible under this program. NJNG believes that the elimination of this program will not have a material effect on its financial position, results of operations or cash flows.

     The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s system supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively, through October 31, 2003.

     NJNG believes as part of its BGSS proceedings that it can replace these programs with new incentive-based programs, which will not have a material effect on its financial position, results of operations or cash flows. However, no assurance can be given as to the ultimate resolution of this matter.

     NJNG’s off-system sales, capacity management and FRM programs totaled 3.8 Bcf and generated $1.2 million of gross margin, and 30.2 Bcf and $4.2 million of gross margin, for the three and nine months ended June 30, 2003, compared with 19.4 Bcf and $886,000 of gross margin, and 75.8 Bcf and $3.8 million of gross margin for the respective periods last year. The increases in margin were due primarily to the permanent reduction in fixed demand costs, which is part of the portfolio-enhancing program discussed above. The decreases in volumes were due primarily to the colder weather, which required more of NJNG’s capacity to be used for firm sales.

Interruptible

     NJNG serves 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 4.7 percent and 5.7 percent of total throughput for the nine months ended June 30, 2003 and 2002, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from interruptible transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .2 Bcf and .6 Bcf for the nine months ended June 30, 2003 and 2002, respectively. In addition, NJNG transported 4.4 Bcf and 6.8 Bcf for the nine months ended June 30, 2003 and 2002, respectively, for its interruptible customers.

Operation & Maintenance (O&M) Expense

     O&M expense increased $2.2 million, or 12 percent, and $5.5 million, or 10 percent, for the three and nine months ended June 30, 2003, compared with the same periods last year. The increases in O&M expense were due primarily to higher labor, pension and insurance costs.

Operating Income

     Operating income increased $2.2 million, or 30 percent, and $12.4 million, or 14 percent, for the three and nine months ended June 30, 2003, compared with the same periods last year. The increase was due primarily to the increase in gross margin discussed above, which more than offset the increased O&M.

Net Income

     Net income increased $1.4 million, or 47 percent, and $6.8 million, or 13 percent for the three and nine months ended June 30, 2003, compared with the same periods last year. The increases were due primarily to the higher operating income discussed above. The increases were partially offset by higher income taxes caused by the increase in pre-tax income, and a decrease in deferred carrying costs on regulatory assets, which is included in Other income, caused by lower interest rates.

ENERGY SERVICES OPERATIONS

     Energy Services provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England and Canada.

     Energy Services’ natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. Energy Services’ customers include energy marketers, utilities, natural gas producers and pipeline and storage operators, among others.

     Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)
Operating revenue	$244,479	$294,185	$1,498,695	$696,654
Gas purchases	243,696	291,345	1,475,762	683,069

Gross margin	783	2,840	22,933	13,585
Operation and maintenance expense	1,226	984	3,845	2,844
Depreciation and amortization	50	52	149	155
Other taxes	29	19	80	54

Operating income	$(522)	$1,785	$18,859	$10,532

Net income	$(98)	$853	$11,056	$6,024

     Natural gas sold and managed by Energy Services totaled 43.5 Bcf and 259.5 Bcf for the three and nine months ended June 30, 2003, respectively, compared with 82.2 Bcf and 230 Bcf for the same periods last year.

     Energy Services’ revenues, gross margin and income decreased for the three months ended June 30, 2003, compared to the same periods last year, due primarily to lower gas in storage available for marketing. The colder-than-normal winter weather provided marketing opportunities that utilized a majority of the gas in storage during the winter period, resulting in fewer assets available for marketing in the subsequent reporting period.

     Energy Services’ revenues, gross margin and income increased for the nine months ended June 30, 2003, compared to the same periods last year, due primarily to volatile wholesale prices this past winter, which contributed to increased basis (i.e., capacity), financial and daily trading gross margins. These increases more than offset the higher labor costs, which are included in Operation and maintenance expense.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Thousands)
Operating revenue	$5,149	$4,330	$15,330	$14,035

Other income (loss)	$41	$1,379	$(364)	$1,960

Net income (loss)	$64	$849	$(207)	$1,936

     Retail and other operations revenues for the three and nine months ended June 30, 2003 increased compared with the same periods last year due primarily to increased installation business at Home Services.

     Other income and net income for the three and nine months ended June 30, 2003 decreased compared with the same periods last year due primarily to a pre-tax loss of $570,000 on the sale of equity investments incurred during the second fiscal quarter of 2003 and a pre-tax gain of $885,000 on the sale of real estate recognized in the third fiscal quarter of 2002.

     In 1996, CR&R entered into the sale-leaseback of the Company’s corporate headquarters, which generated a pre-tax gain of $17.8 million. This gain is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its common equity requirements, if any, through issuance of its common stock, including the proceeds from its Automatic Dividend Reinvestment Plan (DRP). The DRP allows the Company to use newly issued shares to satisfy its funding requirements. The Company also has the option of using shares purchased on the open market.

     In order to meet the working capital and external debt financing requirements of its unregulated subsidiaries, as well as its own working capital needs, the Company maintains committed credit facilities with several banks. In December 2002, the Company entered into committed credit facilities totaling $380 million. The NJR portion of the facility consists of $100 million with a 364-day term and a $80 million revolving credit facility with a 3-year term expiring in January 2006. At June 30, 2003, there was $36.2 million outstanding under these agreements. NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile.

     At September 30, 2002, the Company recorded an additional minimum pension liability of $14.8 million, which is included in Postretirement employee benefit liability on the Consolidated Balance Sheet. This minimum liability resulted from a decrease in the fair value of plan assets, which was due primarily to declining stock market values, and a decrease in the discount rate and expected asset return assumptions. In order to increase the funding level of the plans, the Company made tax-deductible contributions to its pension plans of $7.7 million through June 2003, and anticipates making an additional tax-deductible contribution of approximately $6 million in September 2003. If market performance is less than anticipated, additional funding may be required.

     The following table is a summary of contractual cash obligations and their applicable payment due dates.

	Payments Due by Period
		Less
		than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(Thousands)
Long-term debt	$222,845	—	$55,000	—	$167,845
Capital lease obligations	53,223	$2,393	7,764	$2,908	40,158
Operating leases	8,313	2,603	4,319	682	709
Short-term debt	104,600	104,600	—	—	—
Remediation obligations	8,691	8,691	—	—	—
Construction obligations	26,994	26,994	—	—	—
Potential storage obligations	158,839	1,956	52,492	43,902	60,489
Gas supply purchase obligations	1,275,799	502,554	391,089	91,829	290,327

Total contractual cash obligations	$1,859,304	$649,791	$510,664	$139,321	$559,528

NATURAL GAS DISTRIBUTION

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

This facility is used to support the issuance of commercial paper. At June 30, 2003, NJNG had $68.4 million outstanding under these agreements. In December 2002, NJNG received $5.3 million in connection with the sale leaseback of its vintage 2001 meters under a financing agreement.

     Remaining fiscal 2003 construction expenditures are estimated at $19.3 million. These expenditures will be incurred for services, mains and meters to support NJNG’s continued customer growth, and general system renewals and improvements. In addition, NJNG estimates additional Manufactured Gas Plant (MGP) remediation expenditures of approximately $7.5 million (see Note 5c. – Manufactured Gas Plant Remediation).

     NJNG expects to finance these expenditures through the issuance of short- and long-term debt. The timing and mix of any external financings will be geared toward achieving a common equity ratio that is consistent with maintaining its current short- and long-term credit ratings.

Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s Rating Information Service, a division of McGraw-Hill (Standard & Poor’s), and Moody’s Investor Service, Inc. (Moody’s).

Standard &
	Poor’s	Moody’s

Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	A2
Ratings Outlook	Positive	Stable

     Our Standard & Poor’s Senior Secured rating is an investment grade rating and is the seventh highest rating within the investment grade category. Our Moody’s Senior Secured rating is also an investment grade rating and is the eighth highest rating within the investment grade category. Moody’s and Standard and Poor’s give the Company’s commercial paper the highest rating within the Commercial Paper investment grade category. Investment grade ratings are generally divided into three groups: high, upper medium, and medium. NJR’s Senior Secured ratings fall into the upper medium group, while the commercial paper ratings fall into the high group.

     In June 2003, Moody’s placed NJNG’s Senior Secured debt ratings under review for possible upgrade and confirmed the P-1 Commercial Paper rating.

     NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating.

     A rating set forth above is not a recommendation to buy, sell or hold the Company’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

ENERGY SERVICES

     Energy Services does not currently anticipate any significant capital expenditures in 2003, however, the use of high-injection/high-withdrawal storage facilities and pipeline park and loan arrangements combined with the related hedging activities in the volatile natural gas market may create significant short-term cash requirements, which are funded by NJR’s position of the committed credit facilities.

RETAIL AND OTHER

     In December 2002, CR&R signed a 15-year lease to construct a 200,000-square-foot build-to-suit building in the Monmouth Shores Corporate Office Park II. Total capital expenditures for the project are estimated at $22.5 million, with an expected completion date in the third fiscal quarter of 2004. These expenditures will be financed through NJR’s portion of the committed credit facilities. Capital expenditures for the project in fiscal 2003 has totaled $2.6 million, and an additional $2.7 million is expected to be incurred during the remaining three months of fiscal 2003.

CRITICAL ACCOUNTING POLICIES

     The following is a description of the most important generally accepted accounting principles in the United States of America that are used by the Company. Management believes that it exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of the Company include estimates. Actual results in the future may differ from such estimates. The Company’s Critical Accounting Policies are described below.

Regulatory Assets & Liabilities

     The Company’s largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, NJNG is required to follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) and, as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to record the impact of regulatory decisions on its financial statements. NJNG’s BGSS, formerly known as the Levelized Gas Adjustment clause, requires it to project its gas costs over the subsequent 12 months and recover the difference, if any, of such projected costs compared with those included in rates through a BGSS charge to customers. Any under- or over-recoveries are treated as a Regulatory asset or liability and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge gas purchases, and the offset to the resulting derivative assets or liabilities are recorded as a Regulatory asset or liability.

     In addition to the BGSS, other regulatory assets include remediation costs associated with MGP sites, which are discussed below under Environmental Items, and the WNC, which is discussed in the Natural Gas Distribution Operations segment of the MD&A. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended (SFAS 133) under which the Company records the fair value of derivatives held as assets and liabilities. The changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, a component of Common stock equity. Under SFAS 133, the Company also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in earnings. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as an increase or decrease in gas costs or interest expense, as applicable, based on the nature of the derivatives. The derivatives that NJNG uses to hedge its gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability. The Company has not designated any derivatives as fair value hedges as of June 30, 2003.

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

Environmental Items

     NJNG annually updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG’s estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate.

     Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a Regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of June 30, 2003, $123.4 million of previously incurred and accrued remediation costs, net of recoveries from customers and insurance, is included in Regulatory assets on the Consolidated Balance Sheet.

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

Postretirement Employee Benefits

     The Company’s costs of providing postretirement employee benefits (see Note 9. – Employee Benefit Plans in the Company’s 2002 Annual Report on Form 10-K) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

     Postretirement employee benefit costs, for example, are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postretirement employee benefit costs. Postretirement employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends, and discount rates used in determining the projected benefit obligations. In determining postretirement employee benefit obligations and cost amounts, assumptions can change from period to period, which could result in material changes to net postretirement employee benefit periodic costs and related liability recognized by the Company.

     The Company’s postretirement employee benefit plan assets consist primarily of corporate equities and obligations, U.S. Government obligations and cash equivalents. Fluctuations in actual equity market returns as well as changes in interest rates may result in increased or decreased postretirement employee benefit costs in future periods. Postretirement employee benefit expenses are recorded on the Operations and maintenance line on the Consolidated Statements of Income.

New Accounting Policies

     The Company has discussed its new accounting standards and their potential impact in Note 2. – New Accounting Standards, to the Consolidated Financial Statements.

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

     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations. Second, using futures and swaps, Energy Services hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge the 10 remaining years of an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

     NJR Energy has hedged both its price and physical delivery risks associated with the Gas Sale Contract. To hedge its price risk, NJR Energy entered into two swap agreements, effective November 1995. Under the terms of these swap agreements, NJR Energy will pay to its swap counterparties the identical fixed price it receives from the gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second gas marketing company for the identical volumes that it is obligated to sell under the Gas Sale Contract, under which it pays the identical floating price it receives under the swap agreements mentioned above.

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2002 to June 30, 2003.

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	June 30,
	2002	Market Value	Settled	2003

	(Thousands)
NJNG	$(2,564)	$1,196	$9,149	$(10,517)
Energy Services	(14,689)	(23,022)	(44,919)	7,208
NJR Energy	3,362	20,374	4,407	19,329

Total	$(13,891)	$(1,452)	$(31,363)	$16,020

     There were no contracts originated and valued at fair market value and no changes in methods of valuations during the nine months ended June 30, 2003.

     The following is a summary of fair market value of commodity derivatives at June 30, 2003, by method of valuation and by maturity.

				After
	Remaining	Fiscal	Fiscal	Fiscal	Total
	Fiscal 2003	2004	2005-2007	2007	Fair Value

	(Thousands)
Price based on NYMEX	$18,447	$(10,787)	$(14,371)	$(2,854)	$(9,565)
Price based on over-the-counter published quotations	2,427	8,716	10,912	3,429	25,484
Price based upon models	—	—	188	(87)	101

	$20,874	$(2,071)	$(3,271)	$488	$16,020

     The following is a summary of commodity derivatives by type as of June 30, 2003:

				Amounts included in
		Volume	Price per	Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG
	Futures	3.2	$5.411 - $5.849	$17,489
	Options	10.6	$3.783 - $11.59	(814)
	Swaps	33.5	—	(27,192)
Energy Services
	Futures	19.0	$4.623 - $5.924	2,284
	Options	25.0	$5.221 - $5.3172	670
	Swaps	42.8	—	4,254
NJR Energy
	Swaps	20.1	—	19,329

				$16,020

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at June 30, 2003, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $793,000. The VAR with a 99 percent confidence level and a 10-day holding period was $3.5 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

     Interest Rate Risk – Long-Term Debt

     At June 30, 2003, the Company (excluding NJNG) had no variable rate long-term debt.

     At June 30, 2003, NJNG had total variable-rate, long-term debt outstanding of $127.1 million, of which $97.1 million has been hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. According to the Company’s sensitivity analysis, at June 30, 2003, NJNG’s annual interest rate exposure on the $97.1 million, based on the difference between current average rates and the 3.25-percent interest-rate cap, is limited to $296,000, net of tax. If interest rates were to change by 1 percent on the remaining $30 million of variable rate debt at June 30, 2003, NJNG’s annual interest expense, net of tax, would change by $177,000.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period reported on in this report, we have undertaken an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5. – Legal and Regulatory Proceedings.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

4-1	The First Amendment to the $200 million revolving credit agreement by and among NJNG and PNC Bank, as agent, dated December 23, 2002

4-2	The First Amendment to the $180 million revolving credit agreement by and among New Jersey Resources Corporation and PNC Bank, as agent, dated December 23, 2002

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

          (b) Reports on Form 8-K

          On April 24, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD (Item 12, Results of Operations and Financial Condition).

          On May 5, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

          On July 24, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD (Item 12, Results of Operations and Financial Condition).

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

NEW JERSEY RESOURCES CORPORATION

Date: August 13, 2003	/s/	Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer