Form 10-K
period 2003-09-30
NEW JERSEY RESOURCES CORP
filed 2003-12-16
CIK 356309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2376465 (I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey - 07719 (Address of principal executive offices)	732-938-1480 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock - $2.50 Par Value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

YES: X                     No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES: X                     No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).

YES: X                     No:

The aggregate market value of the Registrant’s Common Stock held by non-affiliates was $1,030,261,951 based on the closing price of $37.89 per share on December 11, 2003.

The number of shares outstanding of $2.50 par value Common Stock as of December 11, 2003 was 27,383,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2003 Annual Report to Shareowners are incorporated by reference into Part I and Part II of this report.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners to be held January 21, 2004, to be filed on or about December 19, 2003, are incorporated by reference into Part I and Part III of this report.

PART I
ITEM 1. BUSINESS
BUSINESS SEGMENTS
NATURAL GAS DISTRIBUTION
General
Throughput
Seasonality of Gas Revenues
Gas Supply
Regulation and Rates
Competition
Financing
Credit Ratings
ENERGY SERVICES
RETAIL AND OTHER
ENVIRONMENT
EMPLOYEE RELATIONS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART II
ITEM 5. Market for the Registrant’s Common Equity and Related Shareowner Matters
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8 Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ CONSENT
EXHIBIT INDEX
THIRTEENTH SUPPLEMENTAL INDENTURE
CERTAIN PAGES FROM 2003 ANNAUL REPORT
SUBSIDIARIES OF THE REGISTRANT
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
SECTION 906 CERTIFICATION
SECTION 906 CERTIFICATION

PART I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

     New Jersey Resources, (NJR or the Company), is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey and in states from the Gulf Coast to New England, and Canada. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Its subsidiaries and businesses include:

1)	New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated energy service to nearly 450,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

2)	NJR Energy Services (NJRES), formed in 1996 to provide unregulated fuel and capacity management and wholesale marketing services.

3)	Retail and Other operations which include the following companies:

a.)	NJR Retail Holdings (Retail Holdings), a sub-holding company of NJR formed in November 2001 as an unregulated affiliate to consolidate the Company’s unregulated retail operations. Retail Holdings includes the following wholly-owned subsidiary:

NJR Home Services (NJRHS), a company formed in August 1998 to provide appliance service repair and contract services. In fiscal 2001, NJNG transferred its appliance service business to NJRHS. NJR Plumbing Services Company, a wholly-owned subsidiary of NJRHS, was formed in 2001 to provide plumbing services.

b.)	NJR Capital Services (Capital), a sub-holding company of NJR formed as an unregulated affiliate to consolidate the Company’s unregulated energy-related and real estate investments. Capital includes the following wholly-owned subsidiaries:

Commercial Realty & Resources (CR&R), a company formed in May 1966, which currently develops commercial real estate.

NJR Investment, a company formed in October 2000 to make certain energy-related equity investments.

NJR Energy Holdings, includes NJR Energy, which invests primarily in energy-related ventures through its operating subsidiary, NJNR Pipeline (Pipeline).

c.)	NJR Service (Service Corp.), an unregulated company formed as a wholly-owned subsidiary of NJR in August 2000 to provide shared administrative services, including Corporate Communications, Financial and Administrative, Internal Audit, Legal, Human Resources and Technology for NJR and all subsidiaries of NJR.

BUSINESS SEGMENTS

     See Note 11 to the Consolidated Financial Statements – Business Segment Data in the Company’s 2003 Annual Report, for business segment financial information.

NATURAL GAS DISTRIBUTION

General

     NJNG provides natural gas service to nearly 450,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

     NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 11,044 and 11,282 new customers and converted the heating systems of another 1,266 and 979 existing customers in 2003 and 2002, respectively. This annual growth rate of approximately 2.5 percent is expected to continue with projected additions of approximately 22,800 new customers over the next two years. This customer growth represents an annual increase of approximately 2.3 billion cubic feet (Bcf) in sales to firm customers and $6.5 million in new margin, assuming normal weather. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Liquidity and Capital Resources – Natural Gas Distribution in the Company’s 2003 Annual Report for a discussion of NJNG’s projected capital expenditure program associated with this growth in 2004 and 2005. Also see Information Concerning Forward-Looking Statements.

     In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. In addition, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG also has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 40 percent of NJNG’s projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and non-peak sales, such as natural gas-fueled electric generating projects.

Throughput

     For the fiscal year ended September 30, 2003, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput

	(Thousands)		(Bcf)

Residential	$433,634	57%	46.9	42%
Commercial and other	99,587	13	10.2	9
Firm transportation	34,682	5	10.4	10

Total residential and commercial	567,903	75	67.5	61
Interruptible	8,406	1	7.4	7

Total system	576,309	76	74.9	68
Off-system	183,569	24	35.8	32

Total	$759,878	100%	110.7	100%

     See MD&A – Natural Gas Distribution Operations in the Company’s 2003 Annual Report for a discussion of gas and transportation sales. Also see NJNG Operating Statistics in the Company’s 2003 Annual Report for information on operating revenues and throughput for the past six years. During fiscal 2003, no single NJNG customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

     As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A — Liquidity and Capital Resources – Natural Gas Distribution in the Company’s 2003 Annual Report for a discussion of the impact of seasonality on cash flow.

     The impact of weather on the level and timing of NJNG’s revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year-average, weather. On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors will make the resulting calculations from the WNC more reflective of the actual impact of weather. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A – Natural Gas Distribution Operations in the Company’s 2003 Annual Report and Item 1 – Business – Regulation and Rates – State for additional information with regard to the WNC.

Gas Supply

1) Firm Natural Gas Supplies

     NJNG currently purchases a diverse gas supply portfolio consisting of long-term (over seven months), winter-term (for the five winter months), and short-term contracts. In 2003, NJNG purchased gas from 75 suppliers under contracts ranging from one month to 10 years. NJNG purchased approximately 15 percent of its gas in 2003 from Alberta Northeast Gas Limited, 14 percent from OGE Energy Resources Inc, and 12 percent from Woodward Marketing LLC. No other supplier provided more than 10 percent of NJNG’s gas supplies. NJNG believes the loss of any one or all of these suppliers will not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

2) Firm Transportation and Storage Capacity

     In order to deliver the above gas supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives gas at eight city gate stations located in Middlesex, Morris and Passaic counties in New Jersey. The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in decatherms (Dths) and the contract expiration dates are as follows:

	Maximum Daily
Pipeline	Deliverability (Dths)	Expiration Date

Texas Eastern Transmission, L.P.	384,949	Various dates between 2004 and 2012
Iroquois Gas Transmission System, L.P.	40,468	2011
Tennessee Gas Pipeline Co.	35,894	2004
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2003 and 2014
Columbia Gas Transmission Corp.	10,000	2009

	493,842

     The pipeline companies that provide firm transportation service to NJNG and feed the above pipelines are: Texas Gas Transmission Corporation, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

     In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 Dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity, and the contract expiration dates are as follows:

Pipeline	Maximum Daily Deliverability (Dths)	Expiration Date

Texas Eastern Transmission, L.P.	94,557	Various dates between 2004 and 2006
Transcontinental Gas Pipe Line Corp.	8,384	2005

	102,941

     NJNG also has storage contracts with Dominion Transmission Corporation (maximum daily deliverability of 103,661 Dths) with primary expiration dates between 2005 and 2012, along with the Stagecoach natural gas storage facility (maximum daily deliverability of 36,248 Dths), which expires in 2004. See Note 10 to the Consolidated Financial Statements – Commitments and Contingent Liabilities in the Company’s 2003 Annual Report. Both Dominion Transmission Corporation and Stagecoach storage utilize NJNG’s transportation contracts to transport gas from their storage fields to its city gate.

     NJNG, at its discretion, has the right to extend transportation and storage capacity contracts over various renewal periods.

3) Peaking Supply

     To meet its increased winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities. See Item 2 – Properties – NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 Dths per day, which represents approximately 19 percent of its peak day sendout.

4) Basic Gas Supply Service

     Wholesale natural gas prices remain volatile. NJNG has mitigated the impact of these volatile price changes on customers through the use of hedging instruments, which are part of its financial risk management program, and its Basic Gas Supply Service (BGSS). See Item 1 – Regulation and Rates – State, for a discussion of NJNG’s BGSS, which provides for the recovery of these commodity costs.

5) Future Supplies

     NJNG expects to meet the current level of its gas requirements for existing and projected firm customers into the foreseeable future. Nonetheless, NJNG’s ability to provide supply for its present and projected sales will depend upon its suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide gas to certain NJNG customers, may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport gas to NJNG’s city gate, competition for the acquisition of gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation, See Item 1 – Competition, may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. If NJNG’s gas requirements decrease, NJNG expects to resell, above cost, any unneeded capacity or commodity that it is required to purchase under existing agreements with its suppliers through its off-system sales and capacity release programs.

Regulation and Rates

1) State

     NJNG is subject to the jurisdiction of the New Jersey Board of Public Utilities (BPU) with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of gas supply, pipeline safety and the sale or encumbrance of its properties.

     Over the last five years, NJNG has been granted one increase in its non-fuel delivery tariff rates, and various increases and decreases in its BGSS. The one non-BGSS increase related to the recognition of costs for postretirement benefits other than pensions (OPEB). NJNG also recovers certain costs, subject to BPU approval, through adjustment clauses which are generally reviewed by the BPU annually. The adjustment clauses include:

a.)	Gas Cost Recovery (GCR) factor, which reflects changes in purchased gas costs.

b.)	Societal Benefits Charge (SBC), which includes recovery of costs through the following factors:

Remediation Adjustment factor, which includes recovery of costs related to remediating former manufactured gas plant sites. See Item 3 – Legal Proceedings – Manufactured Gas Plant Remediation.

New Jersey Clean Energy Program factor, which recovers conservation and clean energy related costs.

Universal Service Fund (USF) factor, which includes funding statewide assistance programs for low-income customers.

Consumer Education Program factor, which recovers costs that support consumer education initiatives.

Transportation Initiative Clause factor, which recovers costs related to the implementation of technology changes required to support energy choice.

c.)	WNC factor, which credits or surcharges margins accrued from the past heating season weather.

d.)	Gas Cost Underrecovery Adjustment (GCUA) factor, which recovers underrecovered gas costs and interest incurred during 2001.

     Other than the WNC factor, adjustment clause recoveries do not include an element of profit, however, certain riders do allow recovery of carrying costs under various interest rates and methodologies.

     The following table sets forth information with respect to these rate changes:

		Annualized	Annualized
($ in 000’s)		Amount	Amount
Date of Filing	Type	Per Filing	Granted	Effective Date

*	Adjustment Clause (USF)	$0	$5,000	August 2003
May 2003	Adjustment Clauses (SBC)	27,300	0	Pending
May 2003	BGSS	45,000	54,500	September 2003
April 2003	Adjustment Clause (WNC)	(10,000)	(10,000)	September 2003
October 2002	BGSS	14,100	28,500	February 2003
January 2002	BGSS	(15,700)	(15,700)	February 2002
November 2001	Eliminate PGCA**	(5,000)	(5,000)	January 2002
November 2001	BGSS & GCUA	(61,300)	(61,300)	December 2001
June 2001	BGSS – FPM***	8,900	8,900	July 2001
May 2001	BGSS – FPM***	8,900	8,900	June 2001
April 2001	BGSS – FPM***	8,900	8,900	May 2001
March 2001	BGSS – FPM***	8,900	8,900	April 2001
February 2001	BGSS – FPM***	8,900	8,900	March 2001
January 2001	BGSS – FPM***	8,900	8,900	February 2001
November 2000	BGSS – FPM***	8,900	8,900	December 2000
July 2000	Amended LGA	61,900	61,900	November 2000
September 1999	BGSS	(1,900)	(1,100)	October 2002
September 1998	BGSS	0	(11,300)	July 1999
July 1997	BGSS	0	11,600	October 1998
July 1997	Base Rates-OPEB	1,300	900	October 1998
July 1997	BGSS	0	11,100	January 1998

*	The BPU ordered all New Jersey natural gas and electric utilities to implement a USF factor.

**	Prior Gas Cost Adjustment surcharge (PGCA).

***	Flexible Pricing Mechanism (FPM).

     In March 2003, the BPU approved a permanent statewide USF program, effective July 1, 2003. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through a USF rider. NJNG recovers carrying costs on deferred USF balances.

     See Note 7 to the Consolidated Financial Statements - Regulatory Issues in the Company’s 2003 Annual Report for additional information regarding NJNG’s rate proceedings.

2) Federal

     The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG’s agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Competition

     Although its franchises are non-exclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, natural gas enjoys an advantage over alternate fuels as the preferred choice of fuels in over 95 percent of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and, while NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices as required by EDECA, and expand an incentive for residential and small commercial customers to switch to transportation service. At September 30, 2003, NJNG had 15,660 residential and 4,207 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity and thus fully meet its contract obligations.

     In December 2000, the BPU issued a written order which resolved a customer account service proceeding and approved the transfer of NJNG’s existing appliance service business to NJRHS, an unregulated subsidiary of the Company. During the customer account services proceedings, the BPU noted that issues relating to the provision of services such as metering and competitive billing would be reviewed in the future. Based on the belief that there is little interest among third-party suppliers in competitive customer account services, the BPU staff recommended that a further review be deferred until the competitive energy market develops further.

     In June 2001, the BPU initiated a proceeding to review the provision of BGSS. In that proceeding, NJNG submitted a BGSS proposal in July 2001 to offer customers additional choices, including various pricing options. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. On October 22, 2003, the BPU approved a stipulation whereby the parties agreed to develop a commodity pooling program whereby an additional pricing option is available for NJNG customers.

Financing

     NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) whereby the EDA issues bonds to the public. To secure its loans from the EDA, NJNG issues First Mortgage Bonds with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of new funds to finance construction in NJNG’s northern division over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG immediately drew down $4.2 million from the construction fund and issued like amounts of its Series HH Bonds.

Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s Rating Information Service (Standard & Poor’s), and Moody’s Investor Service, Inc. (Moody’s).

Standard &
	Poor’s	Moody’s

Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Stable	Stable

     In September 2003, NJNG received upgrades from both Moody’s and Standard and Poor’s. Moody’s raised the long-term debt rating of NJNG to Aa3 from A2. Standard and Poor’s increased the corporate rating to A+ from A, and its first mortgage bond rating was raised to AA- from A+.

     Our Standard & Poor’s and Moody’s Senior Secured ratings are investment grade ratings and represent the sixth highest rating within the investment grade category. Moody’s and Standard and Poor’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment grade category. Investment grade ratings are generally divided into three groups: high, upper medium, and medium. NJNG’s senior secured ratings and the commercial paper ratings fall into the high group. NJR is not a rated entity.

     NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating.

     A rating set forth above is not a recommendation to buy, sell or hold the Company or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

     See MD&A – Natural Gas Distribution in the Company’s 2003 Annual Report for a discussion of NJNG’s financial results.

ENERGY SERVICES

     NJRES provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in New Jersey and in states from the Gulf Coast to New England and Canada.

     NJRES’ natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. During 2003, NJRES contracted with customers, which included energy marketers, utilities, natural gas producers and pipeline and storage operators.

     In 2001, NJRES entered into a marketing and management agreement for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York State with 12 billion cubic feet (Bcf) of working gas capacity and interstate pipeline connections to the Northeast markets. See Note 10 to the Consolidated Financial Statements – Commitments and Contingent Liabilities in the Company’s 2003 Annual Report for a discussion of the Stagecoach storage project.

     See MD&A - Energy Services Operations in the Company’s 2003 Annual Report for a discussion of financial results.

RETAIL AND OTHER

     Retail and Other operations consist primarily of the following unregulated affiliates: NJRHS, which provides service, sales and installation of appliances; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the Company and all of its subsidiaries.

     As of September 30, 2003, CR&R’s real estate portfolio consisted of one fully-occupied building totaling approximately 4,000 square feet, a 200,000-square-foot build-to-suit building currently under construction and 140 acres of undeveloped land.

     NJR Energy and its subsidiaries were involved in oil and natural gas development, production, transportation, storage and other energy-related ventures. In 1996, the Company exited the oil and natural gas production business and sold the reserves and related assets of NJR Energy and New Jersey Natural Resources. NJR Energy’s continuing operations consist primarily of Pipeline’s 3.3 percent equity investment in Iroquois, which is a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines.

     See Item 2 – Properties – Retail and Other for additional information regarding CR&R’s remaining real estate assets.

     See MD&A – Retail and Other Operations in the Company’s 2003 Annual Report for a discussion of financial results.

ENVIRONMENT

     The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

     See Note 10 to the Consolidated Financial Statements – Commitments and Contingent Liabilities in the Company’s 2003 Annual Report for information with respect to environmental matters involving material expenditures for the remediation of manufactured gas plant (MGP) sites.

     See Item 3 – Legal Proceedings – for additional information regarding environmental activities.

     CR&R is the owner of certain undeveloped acreage in Monmouth and Atlantic Counties, New Jersey, with a net book value of $16.6 million. This acreage is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. Based upon the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the value of this land was necessary as of September 30, 2003, as the estimated future cash flows from the development of each site exceeds the current investment in each site.

     Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures, for compliance with existing environmental laws and regulations, other than the remediation of the MGP sites discussed in Note 10 to the Consolidated Financial Statements – Commitments and Contingent Liabilities, that would have a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.

EMPLOYEE RELATIONS

     The Company and its subsidiaries employed 797 and 779 employees at September 30, 2003 and 2002, respectively. NJNG had 380 and 384 union employees at September 30, 2003 and 2002, respectively. NJRHS had 88 and 81 union employees at September 30, 2003 and 2002, respectively. In April 2003, NJRHS reached an agreement with the union, Local Union 1820, International Brotherhood of Electrical Workers, AFL-CIO, on a 4-year collective bargaining agreement, which provided, among other things, for an annual increase in base wages of 2.5 percent. Effective April 3, 2004, the annual increase in wages will be 3 percent with an additional 0.5 percent in incentive compensation, if certain performance measures are met. Effective April 3, 2005 and 2006, the annual increase in wages will be 3 percent. On December 4, 2003, NJNG reached a tentative agreement, subject to ratification with the rank and file of the union, Local Union 1820, International Brotherhood of Electrical Workers, AFL-CIO on a 5-year collective bargaining agreement which provides, among other things, for annual base wage increases of 3.25 percent, 3.5 percent, 3.5 percent, 3.75 percent and 4 percent, effective December 4, 2003, 2004, 2005, 2006 and 2007, respectively.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

     NJNG owns approximately 6,200 miles of distribution main and 6,100 miles of services, 208 miles of transmission main and approximately 453,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

     Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by 29 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $193 million at September 30, 2003. In addition, under the terms of its Indenture, NJNG could have issued approximately $264 million of additional first mortgage bonds as of September 30, 2003.

     See Note 4 to the Consolidated Financial Statements – Long-Term Debt, Dividends and Retained Earnings Restrictions in the Company’s 2003 Annual Report for additional information regarding NJNG’s bonded debt.

Retail and Other (All properties are in New Jersey)

     At September 30, 2003, CR&R owned 151 acres of undeveloped land and one fully-occupied building totaling approximately 4,000 square feet. CR&R is currently constructing a 200,000-square-foot build-to-suit building with an estimated cost of $22.5 million and an expected completion date in the fourth fiscal quarter of 2004. See MD&A – Cash Flows – Investing Activities in the Company’s 2003 Annual Report for additional information. In June 2002, CR&R sold a 20,000-square-foot building for $4.3 million, which generated a pre-tax gain of approximately $885,000.

     See Item 1 – Environment for a discussion of regulatory matters concerning undeveloped acreage owned by CR&R.

     NJRHS leases service centers in Dover Township, Morris County and Tinton Falls, Monmouth County.

     NJR Energy has less than 1 percent ownership interest in Capstone Turbine Corporation, a developer of energy efficient, gas-fired microturbines that produce electricity. Pipeline has a 3.3 percent equity interest in Iroquois.

Capital Expenditure Program

     See MD&A – Cash Flows – Investing Activities in the Company’s 2003 Annual Report for a discussion of anticipated 2004 and 2005 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

     NJNG identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has entered into Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner, Jersey Central Power & Light Company (now owned by FirstEnergy Corporation) (JCP&L) and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites. NJNG continues to participate in the investigation and remedial action for the MGP site that was not subject to the original cost-sharing agreement.

     In June 1992, the BPU approved a remediation rider through which NJNG recovers its remediation expenditures over a 7-year period. NJNG is currently recovering its remediation expenditures incurred through June 30, 1998. Costs incurred subsequent to June 30, 1998, including carrying costs on deferred expenditures may be recovered over rolling 7-year periods, subject to BPU approval. In September 1999 and January 2001, NJNG filed for recovery of remediation expenditures incurred in the years ended June 30, 1999 and 2000, respectively. In March 2003, NJNG filed testimony for recovery of remediation expenditures for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings and, while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of this matter. As of September 30, 2003, $44.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet.

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. Formal mediation in this matter is scheduled for January 16, 2004. If the mediation does not successfully resolve the claim, trial is currently scheduled for March 15, 2004. No assurance can be given as to the ultimate resolution of this matter.

Long Branch MGP Site Litigation

     Since July of 2003, a total of 303 complaints have been filed in the Superior Court of New Jersey, Monmouth County Law Division, Docket No. MON-L-2883-03, against NJNG, NJR and JCP&L alleging, among other things, personal injuries, wrongful death, survivorship actions, and property damage stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages.

     JCP&L has made a demand upon NJNG for indemnification as a result of the agreement between it and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

     The Company’s insurance carriers have been notified of the claims, and its insurer under an Environmental Response, Compensation and Liability (“ERCLIP”) policy has agreed to provide a defense and certain coverage, subject to a reservation of rights regarding certain allegations in the complaints.

     NJNG and NJR have answered all of the complaints, which are all presently assigned to one judge in the Monmouth County Law Division. However, the plaintiffs have recently requested a transfer of all matters to the Mass Tort Court in Middlesex County.

     The Company believes that it is not liable under the allegations of the complaints, and further believes that any liability that could possibly be assessed against it, with the exception of liability for punitive damages, would be recoverable through insurance or may be recoverable through the remediation rider. No assurance can be given as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I under the captions “Natural Gas Distribution - General; - Gas Supply; - Regulation and Rates; - Franchises,” and “Environment,” and Item 3 - “Legal Proceedings,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain portions of the information incorporated by reference into this Annual Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7, also contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the company will be those anticipated by management.

     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial results, capital requirements and other matters for fiscal 2003 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in NJNG’s service territory, fluctuations in energy commodity prices, the impact of the Company’s risk management efforts, energy conversion activity and other marketing efforts, the conservation efforts of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, litigation, the continued recoverability of environmental remediation expenditures, changes in and levels of interest rates and other regulatory changes.

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

PART II

     Information for Items 5 through 9A of this report appears below or in the Company’s 2003 Annual Report as indicated on the following table and the 2003 Annual Report information is incorporated herein by reference, as follows:

		Annual Report
		Page

ITEM 5.	Market for the Registrant’s Common Equity and Related Shareowner Matters
	Market Information - Exchange	Inside back cover
	- Stock Prices & Dividends	27
	Dividend Restrictions	45
	Holders of Common Stock – 17,199 Shareowner accounts
ITEM 6.	Selected Financial Data	26
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-35
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 8	Financial Statements and Supplementary Data	36-54
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures

     As of the end of the period reported on in this report, an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART III

     Information for Items 10 through 14 of this report is incorporated herein by reference to the Company’s definitive proxy statement for the Annual Meeting of Shareowners to be held on January 21, 2004, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 19, 2003.

ITEM 10. Directors and Executive Officers of the Registrant

     Following is certain information required by this item regarding the Registrant’s executive officers. Other information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2004 Annual Meeting, expected to be filed with the SEC on or about December 19, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First Elected
Office(1)	Name	Age	an Officer

Chairman, President and
Chief Executive Officer	Laurence M. Downes	46	1/86

Senior Vice President, General
Counsel and Corporate Secretary	Oleta J. Harden	54	6/84

Senior Vice President and
Chief Financial Officer	Glenn C. Lockwood	42	1/90

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

Oleta J. Harden
Senior Vice President, General Counsel and Corporate Secretary

     Mrs. Harden has held her present position since January 1987, except for the position of General Counsel, which she has held since April 1996.

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

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year. Other information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2004 Annual Meeting, expected to be filed with the SEC on or about December 19, 2003.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,799,729	$26.20	868,127
Equity compensation plans not approved by security holders	—	—	—

ITEM 13. Certain Relationships and Related Transactions

ITEM 14. Principal Accountant Fees and Services

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) The following Financial Statements of the Registrant and Independent Auditors’ Report, included in the Company’s 2003 Annual Report, are incorporated by reference in Item 8 above:

     Consolidated Balance Sheets as of September 30, 2003 and 2002

     Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

     Consolidated Statements of Capitalization as of September 30, 2003 and 2002

     Consolidated Statements of Common Stock Equity and Comprehensive Income for the Years Ended September 30, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Independent Auditors’ Report

          (2) Financial Statement Schedules - See Index to Financial Statement Schedules on page 21.

          (3) Exhibits - See Exhibit Index on page 25.

     (b)  Reports on Form 8-K

     On September 9, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

     On September 5, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

     On August 27, 2003, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

NEW JERSEY RESOURCES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Schedule II - Valuation and qualifying accounts and
reserves for each of the three years in the period ended September 30, 2003	22

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Schedule II

NEW JERSEY RESOURCES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 and 2001

	BALANCE AT	ADDITIONS			BALANCE
	BEGINNING	CHARGED TO			AT END OF
CLASSIFICATION	OF YEAR	EXPENSE	OTHER		YEAR

($000)
2003:
Allowance for Doubtful Accounts	$4,395	$3,019	$(1,779)	(1)	$5,635

2002:
Allowance for Doubtful Accounts	$3,026	$4,031	$(2,662)	(1)	$4,395

2001:
Allowance for Doubtful Accounts	$2,555	$3,088	$(2,617)	(1)	$3,026

Notes: (1) Uncollectible accounts written off, less recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date: December 15, 2003	By:	/s/Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 15, 2003	/s/ Laurence M. Downes	Dec. 15, 2003	/s/ Hazel S. Gluck

	Laurence M. Downes		Hazel S. Gluck
	Chairman, President and		Director
Chief Executive Officer
Director

Dec. 15, 2003	/s/ Glenn C. Lockwood	Dec. 15, 2003	/s/ Dorothy K. Light

	Glenn C. Lockwood		Dorothy K. Light
	Senior Vice President and		Director
Chief Financial Officer
(Principal Accounting Officer)

Dec. 15, 2003	/s/ Nina Aversano	Dec. 15, 2003	/s/ J. Terry Strange

	Nina Aversano		J. Terry Strange
	Director		Director

Dec. 15, 2003	/s/ Lawrence R. Codey	Dec. 15, 2003	/s/ William H. Turner

	Lawrence R. Codey		William H. Turner
	Director		Director

Dec. 15, 2003	/s/ Leonard S. Coleman	Dec. 15, 2003	/s/ Gary W. Wolf

	Leonard S. Coleman		Gary W. Wolf
	Director		Director

Dec. 15, 2003	/s/ Joe B. Foster	Dec. 15, 2003	/s/ George R. Zoffinger

	Joe B. Foster		George R. Zoffinger
	Director		Director

Dec. 15, 2003	/s/ Dr. R. Barbara Gitenstein

Dr. R. Barbara Gitenstein
Director

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of New Jersey Resources Corporation:

We have audited the consolidated financial statements of New Jersey Resources Corporation (the “Corporation”) as of September 30, 2003 and 2002, and for each of the three years in the period ended September 30, 2003, and have issued our report thereon dated October 28, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph referring to New Jersey Resources Corporation’s adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”), such consolidated financial statements and report are included in your 2003 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New Jersey Resources Corporation, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 28, 2003

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-52409 and 333-59013 of New Jersey Resources Corporation on Form S-8 and Registration Statement No. 33-57711 of New Jersey Resources Corporation on Form S-3 of our reports dated October 28, 2003 (which express an unqualified opinion and include an explanatory paragraph referring to New Jersey Resources Corporation’s adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”), appearing in and incorporated by reference in this Annual Report on Form 10-K of New Jersey Resources Corporation for the year ended September 30, 2003.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 15, 2003

EXHIBIT INDEX

Previous Filing
Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

3-1	3	Restated Certificate of Incorporation of the Company, as amended	Note (8)	3-1

3-2		By-laws of the Company, as presently in effect	333-59013	5-1

4-1	4	Specimen Common Stock Certificates	33-21872	4-1

4-2		Indenture of Mortgage and Deed of Trust with Harris Trust and Savings Bank, as Trustee, dated April 1, 1952	2-9569	4(g)

4-2A		Twenty-First Supplemental Indenture, dated as of August 1, 1993	Note (5)	4-2U

4-2B		Twenty-Second Supplemental Indenture, dated as of October 1, 1993	Note (5)	4-2V

4-2C		Twenty-Third Supplemental Indenture, dated as of August 15, 1994	Note (6)	4-2W

4-2D		Twenty-Fourth Supplemental Indenture, dated as of October 1, 1994	Note (6)	4-2X

4-2E		Twenty-Fifth Supplemental Indenture, dated as of July 15, 1995	Note (7)	4-2Y

4-2F		Twenty-Sixth Supplemental Indenture, dated as of October 1, 1995	Note (7)	4-2Z

4-2G		Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997	Note (9)	4-2J

4-2H		Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998	Note (10)	4-2K

4-2I		Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998	Note (10)	4-2L

4-2J		Thirtieth Supplemental Indenture, dated as of December 1, 2003 (filed herewith)

EXHIBIT INDEX

Previous Filing
Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

4-3		$200 million revolving credit agreement by and among NJNG and PNC Bank, as agent, dated December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002	4-1

4-3A		The First Amendment to the $200 million revolving credit agreement by and among NJNG and PNC Bank, as agent, dated December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	4-1

4-4		$180 million revolving credit agreement by and among New Jersey Resources Corporation and PNC Bank, as agent, dated December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002	4-2

4-4A		The First Amendment to the $180 million revolving credit agreement by and among New Jersey Resources Corporation and PNC Bank, as agent, dated December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	4-2

4-10		Shareholder Rights Plan	The Company’s Form 8-K filed on August 2, 1996

EXHIBIT INDEX

Previous Filing
Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

10-2	10	Retirement Plan for Represented Employees, as amended October 1, 1984	2-73181	10(f)

10-3		Retirement Plan for Non-Represented Employees, as amended October 1, 1985	2-73181	10(g)

10-4		Supplemental Retirement Plans covering all Executive Officers as described in the Registrant’s definitive proxy statement incorporated herein by reference	Note (1)	10-9

10-5		Agreements between NJNG and Texas Eastern Transmission Company	Note (8)	10-5

10-5A		Dated June 21, 1995	Note (8)	10-5A

10-5B		Dated June 21, 1995	Note (8)	10-5B

10-5C		Dated November 15, 1995	Note (8)	10-5C

10-6		Officer Incentive Plan effective as of October 1, 1986	Note (8)	10-6

EXHIBIT INDEX

Previous Filing
Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

10-7		Lease Agreement between NJNG as Lessee and State Street Bank and Trust Company of Connecticut, National Association as Lessor for NJNG’s Headquarters Building dated December 21, 1995	Note (8)	10-7

10-10		Long-Term Incentive Compensation Plan as amended	Company’s proxy statement on Schedule 14A for the 1996 Annual Meeting

10-12		Employment Continuation Agreement of Laurence M. Downes dated June 5, 1996	Note (8)	10-12

10-12A		Amendment dated as of December 1, 1997	Note (9)	10-12A

10-12B		Revised Schedule of Officer Employee Continuation Agreements	Note (9)	10-12B

10-13		Agreements between NJNG and Alberta Northeast Gas Limited, dated February 7, 1991	Note (4)	10-13

10-14		Agreement between NJNG and Iroquois Gas Transmission System, L.P., dated February 7, 1991	Note (4)	10-14

10-15		Agreements between NJNG and CNG Transmission Corporation	Note (8)	10-15

10-15A		Dated December 1, 1993	Note (8)	10-15A

10-15B		Dated December 1, 1993, as amended December 21, 1995	Note (8)	10-15B

EXHIBIT INDEX

Previous Filing
Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

10-16		Amended and Restated Natural Gas Storage Marketing and Management Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated as of January 9, 2002 (the “Marketing and Management Agreement”) (Sections marked with “***” are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-1

10-17		Base Gas Lease Agreement between NJR Energy Services Company and Central New York Oil and Gas Company, LLC, dated as of January 9, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-2

10-18		Transportation Capacity Release Agreement “ between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 (Sections marked with “***” are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-3

10-19		Letter Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002 with respect to the Marketing and Management Agreement	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-4

EXHIBIT INDEX

			Previous Filing
	Reg. S-K
Exhibit	Item 601		Registration
No.	Reference	Document Description	Number	Exhibit

13-1	13	2003 Annual Report to Shareowners. Such Exhibit includes only those portions thereof which are expressly incorporated by reference in this Form 10-K (filed herewith)

21-1	21	Subsidiaries of the Registrant (filed herewith)

23-1	23	Independent Auditors’ Consent and Report on Schedule (filed herewith) See page 24

31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1		Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2		Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

*This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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
Note (14) 2002 Form 10-K File No. 1-8359 ☐