Form 10-Q
period 2003-12-31
NEW JERSEY RESOURCES CORP
filed 2004-02-09
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2376465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719	732-938-1480
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2004, was 27,450,758.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to remediation of manufactured gas plant sites and recovery of related costs, and the impact of changes in market prices of commodities. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on NJR will be those anticipated by management.

     NJR cautions readers that the assumptions that form the basis for forward-looking statements, including those regarding financial results and capital requirements for fiscal 2004 and thereafter, include many factors that are beyond NJR’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the disallowance of recovery of environmental remediation expenditures and other regulatory changes. NJR does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002

	(Thousands, except per share data)
OPERATING REVENUES	$643,454	$668,779

OPERATING EXPENSES
Gas purchases	550,946	580,145
Operation and maintenance	25,022	24,313
Regulatory rider expenses	2,630	1,320
Depreciation and amortization	8,230	8,081
Energy and other taxes	13,971	13,024

Total operating expenses	600,799	626,883

OPERATING INCOME	42,655	41,896
Other income	972	698
Interest charges, net	3,653	4,329

INCOME BEFORE INCOME TAXES	39,974	38,265
Income tax provision	15,596	14,942

NET INCOME	$24,378	$23,323

EARNINGS PER COMMON SHARE
BASIC	$.89	$.86

DILUTED	$.87	$.85

DIVIDENDS PER COMMON SHARE	$.325	$.31

AVERAGE SHARES OUTSTANDING
BASIC	27,336	26,983

DILUTED	27,886	27,325

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,378	$23,323
Adjustments to reconcile net income to cash flows
Depreciation and amortization	8,230	8,081
Amortization of deferred charges	201	1,358
Deferred income taxes	(1,541)	6,044
Manufactured gas plant remediation costs	(2,063)	(3,595)
Changes in working capital	(116,321)	(52,695)
Non-current regulatory assets	(5,508)	(1,012)
Other non-current assets	5,484	7,093
Other non-current liabilities	6,226	(12,360)

Net cash flows from operating activities	(80,914)	(23,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	3,942	2,523
Proceeds from long-term debt	12,000	—
Proceeds from sale-leaseback transaction	3,941	5,294
Payments of long-term debt	(464)	(50,622)
Payments of common stock dividends	(8,442)	(8,072)
Redemption of preferred stock	—	(295)
Net change in short-term debt	98,300	86,750

Net cash flows from financing activities	109,277	35,578

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(12,867)	(10,142)
Real estate properties and other	(3,681)	(216)
Cost of removal	(738)	(711)
Investment in construction fund	(7,800)	—
Proceeds from asset sales	—	267

Net cash flows from investing activities	(25,086)	(10,802)

Net change in cash and temporary investments	3,277	1,013
Cash and temporary investments at September 30	1,839	1,282

Cash and temporary investments at December 31	$5,116	$2,295

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(178,596)	$(118,793)
Inventories	(7,396)	(29,770)
Underrecovered gas costs	15,703	2,496
Purchased gas	73,662	65,313
Prepaid and accrued taxes, net	27,970	20,253
Accounts payable and other	(15,755)	6,115
Broker margin accounts	(28,507)	7,910
Other current assets	(7,330)	449
Other current liabilities	3,928	(6,668)

Total	$(116,321)	$(52,695)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$3,776	$5,474
Income taxes	$2,101	$3

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,		December 31,
	2003	September 30,	2002
	(Unaudited)	2003	(Unaudited)

		(Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,109,034	$1,097,591	$1,062,632
Real estate properties and other, at cost	34,353	30,999	25,358

	1,143,387	1,128,590	1,087,990
Accumulated depreciation and amortization	(280,685)	(275,986)	(259,521)

Property, plant and equipment, net	862,702	852,604	828,469

CURRENT ASSETS
Cash and temporary investments	5,116	1,839	2,295
Customer accounts receivable	269,589	126,910	241,244
Unbilled revenues	40,111	3,649	41,821
Allowance for doubtful accounts	(5,901)	(5,635)	(5,298)
Regulatory assets	64,539	75,735	44,807
Gas in storage, at average cost	195,844	188,679	116,099
Materials and supplies, at average cost	2,985	2,754	2,793
Prepaid state taxes	450	11,056	450
Derivatives	62,453	21,290	12,303
Broker margin accounts	35,107	6,600	31,033
Other	19,669	16,846	19,063

Total current assets	689,962	449,723	506,610

NON-CURRENT ASSETS
Equity investments	16,514	15,432	14,132
Regulatory assets	183,444	189,140	126,873
Derivatives	18,094	16,105	6,341
Construction fund	7,800	—	—
Other	40,410	47,975	29,857

Total non-current assets	266,262	268,652	177,203

Total assets	$1,818,926	$1,570,979	$1,512,282

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

	December 31,		December 31,
	2003	September 30,	2002
	(Unaudited)	2003	(Unaudited)

		(Thousands)
CAPITALIZATION
Common stock equity	$438,049	$418,941	$385,210
Long-term debt	233,094	257,899	344,892

Total capitalization	671,143	676,840	730,102

CURRENT LIABILITIES
Current maturities of long-term debt	27,730	2,448	2,350
Short-term debt	299,100	185,800	151,650
Purchased gas	274,292	200,630	234,095
Accounts payable and other	25,298	41,053	27,976
Postretirement employee benefit liability	2,769	3,321	17,823
Dividends payable	8,902	8,442	8,369
Accrued taxes	52,328	36,515	27,811
Derivatives	60,691	22,750	12,495
Customers’ credit balances and deposits	27,124	22,644	17,283

Total current liabilities	778,234	523,603	499,852

NON-CURRENT LIABILITIES
Deferred income taxes	112,875	113,608	101,466
Deferred investment tax credits	8,714	8,801	9,062
Deferred revenue	13,018	13,418	14,619
Derivatives	20,275	22,039	3,151
Manufactured gas plant remediation	108,800	108,800	65,830
Postretirement employee benefit liability	15,640	15,248	7,714
Regulatory liabilities	78,791	77,433	75,238
Other	11,436	11,189	5,248

Total non-current liabilities	369,549	370,536	282,328

Total capitalization and liabilities	$1,818,926	$1,570,979	$1,512,282

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002

Net income	$24,378	$23,323

Other comprehensive income:
Change in fair value of equity investments, net of tax of $(151) and $362	218	(525)
Change in fair value of derivatives, net of tax of $893 and $(5,765)	(979)	6,743

Other comprehensive income	(761)	6,218

Comprehensive income	$23,617	$29,541

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2003, balance sheet data is derived from the audited financial statements of New Jersey Resources (NJR or the Company). These financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2003 Annual Report on Form 10-K.

     In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results to be expected for the entire year.

2. Principles of Consolidation

     The consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service. Significant intercompany transactions and accounts have been eliminated.

     The Retail and Other segment includes Retail Holdings and its wholly-owned subsidiary, NJR Home Services (NJRHS). NJRHS has a wholly-owned subsidiary, NJR Plumbing Services. Retail and Other also includes Capital and its wholly-owned subsidiaries, Commercial Realty & Resources (CR&R), NJR Investment and NJR Energy.

3. New Accounting Standards

     In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. NJR has completed its assessment of FIN 46 and has determined that it does not have any VIEs.

     In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132).” SFAS 132 revises employers’ disclosures about pension and other postretirement benefit plans. NJR has complied with the guidelines of SFAS 132 as they relate to the interim period disclosures (See Note 9. – Employee Benefit Plans).

     In July 2003, the Emerging Issues Task Force (EITF) issued EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133 and Not Held for Trading Purposes.” EITF No. 03-11 clarifies the income statement presentation for derivative contracts not held for trading purposes. NJR has completed its assessment of EITF No. 03-11 and has determined that it will not have an impact on its financial condition, results of operations or cash flows.

4. Capitalized and Deferred Interest

     NJR’s capitalized interest totaled $91,000 and $81,000 for the three months ended December 31, 2003 and 2002, respectively, at average interest rates of 1.52 percent and 1.81 percent, respectively. These amounts are included in construction work in progress, a component of Utility plant on the Consolidated Balance Sheets and reflected in the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 5d. – MGP Remediation). Accordingly, Other income included $743,000 and $525,000 of deferred interest related to remediation and underrecovered gas costs for the three months ended December 31, 2003 and 2002, respectively.

5. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its rates and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its rates to segregate its Basic Gas Supply Service (BGSS), the component of rates whereby NJNG provides the commodity and capacity to the customer, and delivery (i.e., transportation) prices.

     In June 2001, the BPU initiated a proceeding regarding the provision of BGSS. In July 2001, NJNG submitted a BGSS proposal that provides for additional customer choices, including various pricing options. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. On October 22, 2003, the BPU approved a stipulation whereby the parties agreed to develop a commodity pooling program, which is related to NJNG’s proposal.

     The BPU is required to audit the state’s energy utilities’ competitive services business every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2002, the BPU initiated a compliance audit of NJNG. In March 2003, an independent consulting firm, engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. Approval of the audit by the BPU is pending.

b. BGSS

     On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by June 1 for review of BGSS and a potential price change to be effective October 1. After proper notice and BPU action on the June filing, the agreement allows natural gas utilities to increase residential and small commercial customer BGSS prices up to 5 percent on a self-

implementing basis on December 1 and February 1. Such increases are subject to subsequent BPU review and approval.

     On February 6, 2003, NJNG received approval for a 6 percent price increase effective immediately, and on August 18, 2003, NJNG received approval for an 8.7 percent price increase effective September 1, 2003. These increases became final in January 2004.

     On December 30, 2003, NJNG filed supporting documentation for a 5 percent self-implementing price increase that became effective on February 1, 2004. The increase was necessary due primarily to higher wholesale commodity costs and is subject to refund with interest.

     During fiscal 2002, NJNG received a 10.8 percent price decrease effective December 1, 2001, and a 3 percent price decrease effective February 6, 2002, reflecting lower projected wholesale natural gas costs.

     NJNG is eligible to receive incentives for reducing BGSS costs through a series of margin-sharing programs that include off-system sales, capacity release, portfolio-enhancing and financial risk management programs. On October 22, 2003, the BPU approved an agreement whereby the existing margin sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2006. As part of this agreement, the portfolio-enhancing programs, which include an incentive for the permanent reduction of the cost of capacity, continued to receive sharing treatment between customers and shareowners through April 30, 2004, for transactions entered into on or before December 31, 2002. This BPU action also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. NJNG believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows.

     The BPU also approved a new pilot storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This 1-year program will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

c. Other Adjustment Clauses

     On October 22, 2003, the BPU approved NJNG’s request to update factors used in its weather-normalization clause (WNC), which is designed to stabilize year-to-year fluctuations that may result from changing weather patterns on both NJNG’s gross margin and customers’ bills. Consumption factors had not been adjusted to reflect NJNG’s growth and actual customer base since the settlement of its last base rate case nearly a decade ago. Updating the consumption factors results in the WNC being more reflective of actual weather.

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, effective July 1, 2003. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider. NJNG will recover carrying costs on deferred USF balances.

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch, New Jersey, which would invest new capital in the infrastructure of these cities. NJNG’s proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return of any capital invested in this program. NJNG estimates that it would invest approximately $14 million under this program. The BPU is currently reviewing this proposal.

     NJNG is also involved in various proceedings associated with several other adjustment clauses, which in NJNG’s opinion will not have a material adverse impact on its financial condition or results of operations.

d. MGP Remediation

     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner, Jersey Central Power & Light Company (JCP&L), now owned by FirstEnergy Corporation, and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites. NJNG continues to participate in the investigation and remedial action and bear the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

     In June 1992, the BPU approved a remediation rider through which NJNG, may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. NJNG is currently recovering remediation expenditures incurred through June 30, 1998. In September 1999 and January 2001, NJNG filed for recovery of remediation expenditures, including carrying costs, incurred in the years ended June 30, 1999 and 2000, respectively. In March 2003, NJNG filed testimony for recovery of remediation expenditures, including carrying costs, for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings, seeking total recovery of $55 million and, while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of this matter. As of December 31, 2003, $46.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet (See Note 12. – Commitments and Contingent Liabilities).

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. Formal mediation was held in January 2004, which was unsuccessful. As a result, a trial is currently scheduled for March 15, 2004. No assurance can be given as to the ultimate resolution of this matter.

e. Long Branch MGP Site Litigation

     Since July 2003, a total of 303 complaints have been filed in the Superior Court of New Jersey, Monmouth County Law Division, Docket No. MON-L-2883-03, against NJNG, NJR and JCP&L alleging, among other things, personal injuries, wrongful death, survivorship actions, and property damage stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages.

     JCP&L has made a demand upon NJNG for indemnification as a result of the September 2000 agreement between it and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement. NJNG and NJR have answered all of the complaints. In February 2004, the complaints were designated as a mass tort for centralized case management purposes and transferred from the Superior Court of New Jersey, Monmouth County Law Division to the Bergen County Law Division.

     The Company’s insurance carriers have been notified of the claims, and its insurer, under an Environmental Response, Compensation and Liability Policy, has agreed to provide a defense and certain coverage, subject to a reservation of rights regarding certain allegations in the complaints.

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

6. Earnings Per Share

     In accordance with SFAS No. 128, “Earnings Per Share” (EPS), which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 549,972 and 341,459 for the three months ended December 31, 2003 and 2002, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

     In October 2002, NJR adopted the fair value method of recording stock-based compensation under SFAS 123. NJR adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which will be expensed through the income statement based on the fair value of the award at the grant date. In December 2002, the FASB issued SFAS 148, which provides implementation guidance for the adoption of SFAS 123. NJR has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123. The following is a reconciliation of the As Reported and Pro Forma net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Net Income, as reported	$24,378	$23,323
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(142)	(153)

Pro forma Net Income	$24,267	$23,170

Earnings Per Share:
Basic – as reported	$.89	$.86

Basic – pro forma	$.89	$.86

Diluted – as reported	$.87	$.85

Diluted – pro forma	$.87	$.85

7. Construction Fund and Long-Term Debt

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility with a 3-year term expiring January 2006. The NJR facility is used to finance its unregulated operations. NJNG, nor the results of its operations, are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006. The NJNG facility is used to primarily support its commercial paper borrowings. Consistent with NJNG’s intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $15 million and $20 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at September 30, 2003, and December 31, 2002, respectively. No commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at December 31, 2003.

     NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) under which the EDA issues tax-exempt bonds to the public, and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of new funds to finance construction in NJNG’s northern division in Morris County over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund.

     In July 2002, NJNG entered into interest-rate caps of $97.1 million, with several banks at a rate of 3.25 percent, expiring in July 2004. These caps are designed to limit NJNG’s variable rate debt exposure for outstanding tax-exempt EDA Bonds, the proceeds of which were loaned to NJNG. The interest-rate caps are treated as cash flow hedges with changes in fair value accounted for in Other comprehensive income.

     In December 2003 and 2002, NJNG received $3.9 million and $5.3 million in connection with the sale-leaseback of its vintage 2003 and 2002 meters, respectively. NJNG has the ability to continue the sale-leaseback meter program on an annual basis.

8. Segment Reporting

     The Natural Gas Distribution segment consists of regulated natural gas and off-system and capacity management operations. The Energy Services segment consists of unregulated fuel and capacity management and wholesale marketing operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investment and other corporate activities.

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Operating Revenues
Natural Gas Distribution	$252,234	$226,084
Energy Services	385,498	438,812
Retail and Other	5,745	4,999

Subtotal	643,477	669,895
Intersegment revenues*	(23)	(1,116)

Total	$643,454	$668,779

Operating Income
Natural Gas Distribution	$33,090	$34,798
Energy Services	9,193	6,920
Retail and Other	372	178

Total	$42,655	$41,896

Net Income
Natural Gas Distribution	$19,065	$19,523
Energy Services	5,273	3,871
Retail and Other	40	(71)

	$24,378	$23,323

     *Consists of transactions between subsidiaries that are eliminated in consolidation.

NJR’s assets for the various business segments are detailed below:

	As of	As of	As of
	December 31,	September 30,	December 31,
	2003	2003	2002

	(Thousands)
Assets
Natural Gas Distribution	$1,351,392	$1,285,894	$1,179,846
Energy Services	387,418	213,253	247,480
Retail and Other	80,116	71,832	84,956

Total	$1,818,926	$1,570,979	$1,512,282

9. Employee Benefit Plans

Pension Plans

     NJR has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, are covered by an enhanced defined contribution plan instead of the defined benefit plan. Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

     The components of the qualified plans net pension cost were as follows:

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Service cost	$742	$705
Interest cost	1,471	1,399
Expected return on plan assets	(1,967)	(1,870)
Amortization of:
Prior service cost	26	25
Unrecognized loss	190	180

Total net pension cost	$462	$439

     NJR does not have any minimum funding requirements in fiscal 2004. If market performance is less than anticipated, additional funding may be required.

Other Postretirement Benefits

     NJR provides postretirement medical and life insurance benefits to employees who meet the eligibility requirements.

     Effective October 1, 1998, the BPU approved the recovery of $4.9 million of deferred costs over 15 years, which is included in Regulatory assets on the Consolidated Balance Sheets.

     The components of the net Other Postretirement Benefits (OPEB) cost are as follows:

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Service cost	$321	$249
Interest cost	562	435
Expected return on plan assets	(213)	(165)
Amortization of:
Transitional obligation	101	79
Prior service cost	21	16
Unrecognized loss	173	134

Total net OPEB cost	$965	$748

     For the 3-month period ended December 31, 2003, $1.2 million of contributions have been made to the OPEB plan. NJR anticipates contributing an additional $2.1 million during the remainder of fiscal 2004. If market performance is less than anticipated, additional funding may be required.

10. Investments

     In July 2001, NJR entered into a 5-year, zero-premium collar to hedge cash flows associated with the forecasted sale of 100,000 shares of its investment in Capstone Turbine Corporation. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. NJR accounts for the transaction as a cash flow hedge, with changes in fair value accounted for as Other comprehensive income. Other comprehensive income for the three months ended December 31, 2003, included a $1,000 unrealized gain related to this collar. Through December 31, 2003, Accumulated other comprehensive income included a $752,000 unrealized gain related to this collar.

11. Comprehensive Income

     The amounts included in Accumulated other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at December 31, 2003, $3.2 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2004. For the three months ended December 31, 2003 and 2002, $10.9 million was credited and $1.4 million was charged to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from January 2004 to October 2010.

12. Commitments and Contingent Liabilities

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites (See Note 5d. – MGP Remediation and Note 5e. – Long Branch MGP Site Litigation). In September 2003, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of their potential liability for investigation and remedial action. Based on this review, NJNG estimates that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites it is responsible for will range from $108.8 million to $146.3 million. NJNG’s estimate of these liabilities is based upon currently available facts, existing technology and presently enacted laws and regulations. However, actual costs may differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $108.8 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.

     NJRES is the marketing agent for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline.

     NJRES’ marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ended March 31, 2005. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is August 31, 2008. The value of these services totals 74 percent, 57 percent and 50 percent of NJR’s potential purchase obligation for the annual periods ended March 31, 2006 through 2008, respectively.

     In August 2002, NJNG, in connection with its system requirements, entered into 2-year agreements for Stagecoach storage and transportation services ending July 31, 2004. In January 2004, NJNG extended its agreements with Stagecoach through March 31, 2008. These agreements were awarded pursuant to an open bid process.

     Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any material future losses.

     Under the Stagecoach agreement, NJRES is also required to provide and maintain 2 Bcf of firm base natural gas at the Stagecoach facility for the term of the agreement.

13. Regulatory Assets & Liabilities

     At December 31, 2003, September 30, 2003, and December 31, 2002, respectively, NJR had the following Regulatory assets on the Consolidated Balance Sheets:

	As of	As of	As of
	December 31,	September 30,	December 31,
	2003	2003	2002	Recovery Period

	(Thousands)
Regulatory assets – current
Underrecovered gas costs	$64,539	$80,242	$34,909	Less than one year (1)
Weather-normalization clause	—	(4,507)	9,898	Less than one year (4)

	$64,539	$75,735	$44,807

Regulatory assets – non-current
Remediation costs
Expended, net	$46,180	$44,117	$45,190	(2)
Liability for future expenditures	108,800	108,800	65,830	(3)
Underrecovered gas costs	7,360	2,827	11,625	Through Nov. 2004 (1)
Postretirement benefit costs	2,946	3,021	3,247	Through Sept. 2013 (4)
Weather-normalization clause	1,242	—	—	(4)
Derivatives	15,678	28,870	—	Through Oct. 2010 (5)
Societal benefit charges	1,238	1,505	981	Various (2)(4)

	$183,444	$189,140	$126,873

(1)	Recoverable, subject to BPU approval, without interest except for $13.9 million that is recoverable with interest.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. See Note 5. – Legal and Regulatory Proceedings.

(3)	Estimated future expenditures not yet recovered through a rate order.

(4)	Recoverable/refundable, subject to BPU approval, through a specific rate order.

(5)	Recoverable, subject to BPU approval, through BGSS.

     If there are changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income.

	As of	As of	As of
	December 31,	September 30,	December 31,
	2003	2003	2002

	(Thousands)
Regulatory liabilities – non-current
Cost of removal obligation	$72,873	$71,494	$69,081
Market development fund	5,918	5,939	6,157

	$78,791	$77,433	$75,238

14. Other

     At December 31, 2003, there were 27,391,806 shares of common stock outstanding, and the book value per share was $15.99.

     Certain reclassifications have been made of previously reported amounts to conform to current year classifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003

Management’s Overview

New Jersey Resources (NJR or the Company) is an energy services holding company providing retail and wholesale natural gas and related energy services to customers in states from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility providing natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). Other operating subsidiaries include NJR Energy Services (NJRES), which provides unregulated fuel and capacity management and wholesale marketing services. Included in the Retail and Other segment is NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

	Three Months Ended
	December 31,
	2003		2002

	(Thousands)
Net Income
Natural Gas Distribution	$19,065	78%	$19,523	84%
Energy Services	5,273	22	3,871	16
Retail and Other	40	—	(71)	—

Total	$24,378	100%	$23,323	100%

	As of		As of
	December 31,		December 31,
	2003		2002

	(Thousands)
Assets
Natural Gas Distribution	$1,351,392	74%	$1,179,846	78%
Energy Services	387,418	21	247,480	16
Retail and Other	80,116	5	84,956	5

Total	$1,818,926	100%	$1,512,282	100%

The Natural Gas Distribution operations have been managed with the goal of growing profitability, without the need for traditional base rate increases. NJNG, working together with the BPU, has been able to accomplish this goal over the last 10 years through several key initiatives including:

♦	Managing its customer growth, which is expected to increase at about 2.5 percent annually.

♦	Generating earnings from various BPU-authorized margin-sharing incentive programs, which have been extended through 2006.

♦	Reducing the impact of weather on NJNG’s earnings through a recently updated weather-normalization clause (WNC).

♦	Managing the volatility of wholesale natural gas prices through a hedging program to help keep our customers’ prices as stable as possible.

The energy services segment focuses on pipeline capacity trading, storage management and marketing services, and on providing natural gas management services. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in pipeline and storage capacity assets, higher volumes of natural gas sold and under management and the volatile nature of natural gas prices. Future growth is expected to come from opportunities that include NJRES’ role as the marketing agent for the Stagecoach storage field, along with the acquisition of additional storage and pipeline capacity assets and portfolio management services.

In the Retail and Other segment, NJRHS is focused on growing an installation business through its existing service contract customer base. CR&R is currently constructing a 200,000-square-foot building and seeking additional opportunities to enhance the value of its undeveloped land.

In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. Our policy is to work together with all of our stakeholders, including customers, regulators and policymakers, to achieve favorable results for all of our stakeholders. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions, as well as political and regulatory policies that may impact the new housing market. A healthy part of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas as compared with other competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a recently renegotiated collective bargaining agreement which expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

As a regulated company, NJNG is required to record the impact of regulatory decisions on its financial statements. As a result, certain costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include wholesale natural gas costs and manufactured gas plant (MGP) remediation costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

Due to the capital-intensive nature of NJNG’s operations, and the seasonal nature of the Company’s working capital requirements, significant changes in interest rates can also impact our results.

Results of Operations

     Net income for the quarter ended December 31, 2003, increased 4.7 percent to $24.4 million, compared with $23.3 million for the same period last year. Basic earnings per share (EPS) increased 3.5 percent to $.89, compared with $.86 last year. Diluted EPS increased 2.4 percent to $.87, compared with $.85 last year.

     The increase in net income for the three months ended December 31, 2003, was attributable primarily to expanded market opportunities at NJRES. Continued customer growth and lower interest costs at NJNG, substantially offset the impact of weather that was 10.1 percent warmer than last year.

Natural Gas Distribution Operations

     The Natural Gas Distribution segment consists solely of NJNG, which provides regulated natural gas services to customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG’s financial results are summarized as follows:

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Operating revenue	$252,234	$226,084

Gross margin
Residential and commercial	$52,286	$52,907
Transportation	7,092	7,812

Total firm margin	59,378	60,719
Off-system and capacity management	1,546	1,218
Interruptible	278	144

Total gross margin	61,202	62,081
Operation and maintenance expense	19,337	18,730
Depreciation and amortization	8,063	7,882
Other taxes not reflected in gross margin	712	671

Operating income	$33,090	$34,798

Other income	$837	$403

Net income	$19,065	$19,523

Gross Margin

     Gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s Basic Gas Supply Service (BGSS) tariff, approved by the BPU. The BGSS allows the recovery of natural gas costs that exceed the level reflected in the NJNG base rates. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $12.9 million and $12 million for the three months ended December 31, 2003 and 2002, respectively. The increase is due to increased revenues. Regulatory rider expense totaled $2.6 million and $1.3 million for the three months ended December 31, 2003 and 2002, respectively. This increase is the result of higher rates for the Universal Service Fund.

Firm Margin

     Gross margin from residential and commercial customers is subject to a WNC, which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors have made the resulting calculations from the WNC more reflective of the actual impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations.

     The components of gross margin from firm customers are affected by customers switching between sales service and transportation service. NJNG’s total gross margin is not affected negatively by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

     Total firm margin decreased $1.3 million, or 2 percent, for the three months ended December 31, 2003, compared with the same period last year. This decrease was due primarily to the impact of weather that was 10.1 percent warmer than last year, which was partially offset by customer growth.

     The weather for the three months ended December 31, 2003, was 2.3 percent warmer than normal, which, in accordance with the WNC, resulted in the accrual of $1.3 million of gross margin for recovery from NJNG’s customers in the future. For the three months ended December 31, 2002, 9.7 percent colder-than-normal weather resulted in $1.6 million of additional margin being deferred for credit to NJNG’s customers.

     Gross margin from sales to residential and commercial customers decreased $621,000, or 1.2 percent, for the three months ended December 31, 2003, compared with the same period last year. Sales to residential and commercial customers were 16.1 billion cubic feet (Bcf) for the three months ended December 31, 2003, compared with 17.1 Bcf for the same period last year. These decreases were due to the warmer weather.

     Gross margin from transportation service decreased $720,000, or 9 percent, for the three months ended December 31, 2003, compared with the same period last year. NJNG transported 2.6 Bcf for the three months ended December 31, 2003, compared with 3 Bcf for the same period last year. The decreases were due primarily to customers switching back to sales service, combined with the warmer weather.

Off-System and Capacity Management

     To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to customers outside its franchise territory when the natural gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. On October 22, 2003, the BPU approved the extension of an incentive related to these programs through October 31, 2006, whereby NJNG retains 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

     Under a portfolio-enhancing program, which is designed to reduce the fixed cost of NJNG’s natural gas supply portfolio, any savings achieved through the permanent reduction or replacement of capacity or other services has been shared between customers and shareowners. Under this program, NJNG retained 40 percent of the savings for the first 12 months following any transaction and 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the BGSS. On October 22, 2003, the BPU approved an agreement whereby any transactions under this program entered into before December 31, 2002, would continue to receive sharing treatment between customers and shareowners until April 30, 2004. This BPU action also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. NJNG believes that the elimination of this program would not have a material effect on its financial position, results of operations or cash flows.

     The financial risk management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs, with an 80/20 percent sharing of the costs and results between customers and shareowners, respectively. On October 22, 2003, this program was extended through October 31, 2006.

     The BPU also approved a new pilot storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This 1-year program will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

     NJNG’s off-system sales, capacity management and FRM programs totaled 13.5 Bcf and generated $1.5 million of gross margin, for the three months ended December 31, 2003, compared with 14 Bcf and $1.2 million of gross margin, for the same period last year. The increase in margin was due primarily to the permanent reduction in fixed demand costs, which is part of the portfolio-enhancing program discussed above.

Interruptible

     NJNG serves 50 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 3.9 percent and 4.7 percent of total throughput for the three months ended December 31, 2003 and 2002, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from interruptible transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .1 Bcf and .1 Bcf in the three months ended December 31, 2003 and 2002, respectively. In addition, NJNG transported 1.2 Bcf and 1.6 Bcf in the three months ended December 31, 2003 and 2002, respectively, for its interruptible customers.

Operation and maintenance Expense

     Operation and maintenance (O&M) expense increased $607,000, or 3.2 percent, for the three months ended December 31, 2003, compared with the same period last year due primarily to higher labor costs.

Operating Income

     Operating income decreased $1.7 million, or 5 percent, for the three months ended December 31, 2003, compared with the same period last year. The decrease was due primarily to the decrease in gross margin and the increase in O&M discussed above.

Net Income

     Net income decreased $458,000, or 2.3 percent, for the three months ended December 31, 2003, compared with the same period last year. The decrease was due primarily to the lower operating income discussed above, partially offset by lower interest expense due primarily to lower interest rates, which more than offset higher average debt balances and an increase in deferred carrying costs resulting from higher regulatory asset balances, which is included in Other income.

Energy Services Operations

     NJRES provides unregulated wholesale energy services, including natural gas supply, pipeline capacity and storage management to customers in states from the Gulf Coast to New England, and Canada.

     NJRES’ energy services activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. NJRES’ customers include wholesale and retail energy marketers, electric and natural gas utilities, independent power producers, natural gas producers and pipeline and storage operators.

     NJRES’ financial results are summarized as follows:

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Operating revenue	$385,498	$438,812
Gas purchases	375,409	430,603

Gross margin	10,089	8,209
Operation and maintenance expense	827	1,218
Depreciation and amortization	52	50
Other taxes	17	21

Operating income	$9,193	$6,920

Net income	$5,273	$3,871

     NJRES’ revenues decreased for the three months ended December 31, 2003, compared with the same period last year due to lower volumes sold. Natural gas sold and managed by NJRES totaled 74.6 Bcf for the three months ended December 31, 2003, compared with 101.8 Bcf the same period last year. This reduction was due primarily to transportation portfolio restructuring and warmer weather.

     NJRES’ gross margin and income increased for the three months ended December 31, 2003, compared to the same period last year, due primarily to greater margin from storage transactions, the addition of storage assets available for optimization, as well as volatile wholesale natural gas markets.

Retail and Other Operations

     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to approximately 135,000 customers; CR&R, which develops commercial real estate; and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation; and the Iroquois Gas Transmission System, L.P. (Iroquois).

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,
	2003	2002

	(Thousands)
Operating revenue	$5,745	$4,999

Other income	$92	$249

Net income (loss)	$40	$(71)

     Retail and Other revenues for the three months ended December 31, 2003, increased compared with the same period last year due primarily to increased installation business at NJRHS.

     Net income for the three months ended December 31, 2003, increased compared with the same period last year due primarily to improved results at Iroquois.

     In 1996, CR&R entered into a sale-leaseback agreement for NJR’s corporate headquarters, which generated a pretax gain of $17.8 million. This gain is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement, which was approved by the BPU, and continues to occupy a majority of the space in the building.

Liquidity and Capital Resources

Consolidated

     NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

     NJR’s consolidated capital structure was as follows:

	As of	As of	As of
	December 31,	September 30,	December 31,
	2003	2003	2002

Common stock equity	44%	48%	44%
Long-term debt	23	30	39
Short-term debt	33	22	17

Total	100%	100%	100%

     The increase in short-term debt at December 31, 2003, is due primarily to increased working capital requirements at NJNG and NJRES due primarily to increased levels of natural gas in storage and broker margin requirements. At December 31, 2003, NJNG reclassified its $25 million, 8.25% Series Z First Mortgage Bonds to current maturities of long-term debt due to its maturity date of October 1, 2004. NJR had $138.1 million and $42.3 million of outstanding debt, all of which was classified as short-term debt, at December 31, 2003 and September 30, 2003, respectively. At December 31, 2002, NJR’s outstanding debt balance was $138.4 million, of which $80 million was classified as long-term debt and $58.4 million as short-term debt.

     NJR obtains its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP). The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility with a 3-year term expiring January 2006. This facility, provides the debt requirements to meet the working capital and external debt-financing requirements of NJR and the unregulated companies. NJNG, nor the results of its operations, are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006.

     NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction and manufactured gas plant (MGP) remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $225 million, discussed earlier. NJNG had $161 million, $143.5 million and $93.3 million of commercial paper borrowings supported by these facilities at December 31, 2003, September 30, 2003, and December 31, 2002, respectively.

     The following table is a summary of contractual cash obligations as of December 31, 2003, and their applicable payment due dates.

	Payments Due by Period
		Less
		than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(Thousands)
Long-term debt	$204,845	$25,000	—	—	$179,845
Capital lease obligations	55,979	2,748	$8,936	$3,312	40,983
Operating leases	6,756	2,257	3,470	511	518
Short-term debt	299,100	299,100	—	—	—
Construction obligations	19,745	19,745	—	—	—
Potential storage obligations	119,734	—	28,411	41,832	49,491
Gas supply purchase obligations	1,124,554	699,396	291,114	82,800	51,244

Total contractual cash obligations	$1,830,713	$1,048,246	$331,931	$128,455	$322,081

     As of December 31, 2003, there were NJR guarantees covering approximately $229 million of natural gas purchases and demand fee commitments of NJRES, included in gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

     In order to increase the funding level of its pension plans, NJR made tax-deductible contributions of $13.7 million in 2003 including a required minimum pension funding contribution of approximately $2.4 million. NJR is not currently required to make minimum pension funding contributions during fiscal 2004. If market performance is less than anticipated, additional funding may be required.

Off-Balance Sheet Arrangements

     NJR does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

     Cash used for operating activities totaled $80.9 million for the three months ended December 31, 2003, compared with a $23.8 million use of funds for the three months ended December 31, 2002. The increased use of funds in 2003 was due to increased working capital requirements related primarily to higher customer receivables and increased minimum broker margin requirements, which related to volatile natural gas prices.

     NJNG estimates additional MGP remediation expenditures of approximately $28.3 million during the remainder of fiscal 2004 (See Note 5d. – MGP Remediation).

Financing Activities

     Cash flow provided from financing activities totaled $109.3 million for the three months ended December 31, 2003, compared with $35.6 million provided for the three months ended December 31, 2002. The increase was due primarily to increased borrowings to fund increased working capital needs and higher capital expenditures.

     In the first quarter of fiscal 2004, NJNG received $3.9 million under an existing agreement with a finance company for the sale-leaseback of its vintage 2003 meters. In 2003, NJNG received $5.3 million from the sale-leaseback of its vintage 2002 meters.

     In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG immediately drew down $4.2 million from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA. (See Note 7. – Construction Fund and Long Term Debt)

     In December 2002, NJNG retired its 7.5% Series V First Mortgage Bonds of $25 million.

     NJNG currently anticipates that its financing requirements in 2004 and 2005 will be met through internally generated cash and the issuance of short- and long-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually and to issue $35 million of Private Placement Bonds.

     In 2004, NJR expects to finance its unregulated operations primarily through its bank credit facilities and expects to refinance a portion of its borrowings with $25 million of Private Placement Bonds.

     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining NJNG’s current short- and long-term credit ratings.

Investing Activities

     Cash used in investing activities totaled $25.1 million for the three months ended December 31, 2003, compared with $10.8 million for the same period last year. The increase was due primarily to the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II by CR&R, and the establishment of a construction fund related to NJNG’s EDA financing discussed above.

     Remaining fiscal 2004 capital expenditures are estimated at $45.2 million. NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth and general system improvements.

     NJNG’s capital expenditures are expected to increase in 2004 and 2005 from historical levels due primarily to facilities required to serve a new large firm customer, upgrading NJNG’s system in targeted areas within its service territory and the system integrity and replacement required under pipeline safety rulemaking.

     NJRES does not currently anticipate any significant capital expenditures in 2004 and 2005. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile natural gas market, may create significant short-term cash requirements, which would be funded by NJR.

     Retail and Other capital expenditures in 2004 are primarily related to the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II, which is supported by a 15-year lease with an unaffiliated tenant. Total capital expenditures for the project are estimated at $22.5 million, of which $9.9 million, including real estate commissions, has been expended to date, with an expected completion in the fourth quarter of fiscal 2004. These expenditures will be financed through NJR’s committed credit facility or a construction loan.

Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P) Rating Information Service, and Moody’s Investors Service, Inc. (Moody’s).

	S&P	Moody’s

Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Stable	N/A

     In September 2003, NJNG received upgrades from both S&P and Moody’s. S&P increased the corporate rating to A+ from A, and its first mortgage bond rating was raised to AA- from A+. Moody’s raised the long-term debt rating of NJNG to Aa3 from A2.

     NJNG’s S&P and Moody’s Senior Secured ratings are investment grade ratings and represent the fourth highest rating within the investment grade category. S&P and Moody’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment grade category. Investment grade ratings are generally divided into three groups: high, upper medium, and medium. NJNG’s senior secured ratings and the commercial paper ratings fall into the high group. NJR is not a rated entity.

     NJNG is not party to any lending or other agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating.

     The ratings set forth above are not recommendations to buy, sell or hold NJR or NJNG’s securities and may be subject to revision or withdrawal at any time. These ratings should be evaluated independently of any other rating.

Critical Accounting Policies

     Management believes that it exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of NJR include estimates, and actual results in the future may differ from such estimates. NJR’s Critical Accounting Policies are described below.

Regulatory Assets and Liabilities

     NJR’s largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) and, consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to record the impact of regulatory decisions on its financial statements. NJNG’s BGSS requires it to project its natural gas costs and provides the ability to recover or refund the difference, if any, of such projected costs as compared with the costs included in prices through a BGSS charge to customers. Any under- or over-recoveries are recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, and the WNC. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Derivatives

     Derivative activities are recorded in accordance with SFAS 133, under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas-purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of December 31, 2003.

     The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, NJR uses mathematical models based on current and historical data. The effect on annual earnings of valuations from these mathematical models has been, and is expected to continue to be, immaterial.

     In providing its unregulated fuel and capacity management and wholesale marketing services, NJRES enters into physical contracts to buy and sell natural gas. These contracts qualify as normal purchases and sales under SFAS 133 in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJRES over a reasonable period in the normal course of business. Accordingly, NJRES accounts for these contracts under settlement accounting.

Environmental Costs

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

     Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of such regulatory asset is not probable, the related cost would be charged to income. As of December 31, 2003, $46.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at December 31, 2003, is $108.8 million of accrued future remediation costs.

Unbilled Revenue

     Revenues related to the sale of natural gas are generally recorded when natural gas is delivered to customers. However, determining natural gas sales to individual customers is based on reading their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter read are estimated, and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on natural gas delivered monthly into the system, unaccounted for natural gas based on historical results and applicable customer rates.

Postretirement Employee Benefits

     NJR’s costs of providing postretirement employee benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

     Postretirement employee benefit costs, for example, are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plans and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postretirement employee benefit costs. Postretirement employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period, which could result in material changes to net postretirement employee benefit periodic costs and the related liability recognized by NJR.

     NJR’s postretirement employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed income investments, with a targeted allocation of 52 percent, 18 percent and 30 percent, respectively. Fluctuations in actual market returns as well as changes in interest rates may result in increased or decreased postretirement employee benefit costs in future periods. Postretirement employee benefit expenses are included in O&M expense on the Consolidated Statements of Income.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

     Natural gas is a nationally traded commodity, and its prices are determined effectively by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. Prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but can also be influenced significantly from time to time by other events.

     The regulated and unregulated natural gas businesses of NJR are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, NJR has entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, NJR has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. NJR’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of natural gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations. Second, using futures and swaps, NJRES hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge the 10 remaining years of an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a gas marketing company.

     NJR Energy has hedged both its price and physical delivery risks associated with the Gas Sale Contract. To hedge its price risk, NJR Energy entered into two swap agreements, effective November 1995. Under the terms of these swap agreements, NJR Energy will pay to its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes that it is obligated to sell under the Gas Sale Contract, under which it pays the identical floating price it receives under the swap agreements mentioned above.

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2003 to December 31, 2003.

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	December 31,
	2003	Market Value	Settled	2003

	(Thousands)
NJNG	$(28,870)	$8,473	$(4,719)	$(15,678)
NJRES	5,784	3,539	11,830	(2,507)
NJR Energy	14,940	1,141	(933)	17,014

Total	$(8,146)	$13,153	$6,178	$(1,171)

     There were no contracts originated and valued at fair market value and no changes in methods of valuations during the three months ended December 31, 2003.

     The following is a summary of fair market value of commodity derivatives at December 31, 2003, by method of valuation and by maturity.

				After
	Remaining	Fiscal	Fiscal	Fiscal	Total
	Fiscal 2004	2005	2006-2008	2008	Fair Value

	(Thousands)
Price based on NYMEX	$(2,719)	$(9,089)	$(9,532)	$(1,091)	$(22,431)
Price based on over-the-counter published quotations	7,508	4,025	8,212	—	19,745
Price based upon models	—	—	566	949	1,515

Total	$4,789	$(5,064)	$(754)	$(142)	$(1,171)

     The following is a summary of commodity derivatives by type as of December 31, 2003:

		Volume	Price per	Amounts included in
		(Bcf)	Mmbtu	Derivatives

				(Thousands)
NJNG
	Futures	1.7	$4.02–$6.24	$9,546
	Options	0.4	$3.25–$10.00	(1,488)
	Swaps	31.2	—	(23,736)
NJRES
	Futures	(12.9)	$3.29–$7.25	(6,876)
	Options	0.3	$4.50–$7.40	953
	Swaps	38.7	—	3,417
NJR Energy
	Swaps	19.9	—	17,013

Total				$(1,171)

     NJRES uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at December 31, 2003, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $687,000. The VAR with a 99 percent confidence level and a 10-day holding period was $3.1 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk – Long-Term Debt

     At December 31, 2003, the Company (excluding NJNG) had no variable rate long-term debt.

     At December 31, 2003, NJNG had total variable-rate, long-term debt outstanding of $97 million, which is hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. If interest rates were to change by 1 percent on the $97 million of variable rate debt at December 31, 2003, NJNG’s annual interest expense, net of tax, would change by $574,000.

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

     There have been no significant changes in our internal controls, other than the completion during the quarter ended December 31, 2003, of an automated derivative valuation system, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II - OTHER INFORMATION
ITEM I. LEGAL PROCEEDINGS

     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 5. – Legal and Regulatory Proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

4-1	Amended and Restated Credit Agreement by and among NJR, PNC Bank and other parties named therein, dated December 19, 2003

4-2	Amendment and consent to the NJR syndicated credit agreement dated December 19, 2003, among NJR, PNC Bank and other parties named therein

4-3	Second amendment and consent to the NJNG syndicated credit agreement, dated December 19, 2003, among NJNG, PNC Bank and other parties named therein

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

     (b)  Reports on Form 8-K

     On October 29, 2003, a report on Form 8-K was filed by NJR furnishing under Item 9 information disclosed pursuant to Regulation FD (Item 12, Results of Operations and Financial Condition).

     On December 2, 2003, a report on Form 8-K was filed by NJR furnishing under Item 9 information disclosed pursuant to Regulation FD.

*	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION

Date: February 9, 2004	/s/	Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer