Form 10-Q
period 2004-03-31
NEW JERSEY RESOURCES CORP
filed 2004-05-10
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2376465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719	732-938-1480
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The number of shares outstanding of $2.50 par value Common Stock as of May 4, 2004, was 27,552,925.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, those with respect to expected disposition of legal and regulatory proceedings, exposure under the Stagecoach agreement, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to remediation of manufactured gas plant sites and recovery of related costs and the impact of changes in market prices of commodities. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on NJR will be those anticipated by management.

     NJR cautions readers that the assumptions that form the basis for forward-looking statements, including those regarding financial results and capital requirements for fiscal 2004 and thereafter, include many factors that are beyond NJR’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, fluctuations in energy commodity prices, energy conversion activity and other marketing efforts, the conservation efforts and actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the disallowance of recovery of environmental remediation expenditures and other regulatory changes. NJR does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands, except per share data)
OPERATING REVENUES	$1,037,661	$1,152,337	$1,680,707	$1,820,874

OPERATING EXPENSES
Gas purchases	888,047	1,025,005	1,438,993	1,605,150
Operation and maintenance	26,871	25,403	51,893	49,716
Regulatory rider expenses	4,340	1,944	6,970	3,264
Depreciation and amortization	8,306	8,002	16,536	16,083
Energy and other taxes	23,079	20,839	37,050	33,863

Total operating expenses	950,643	1,081,193	1,551,442	1,708,076

OPERATING INCOME	87,018	71,144	129,265	112,798
Other income	551	193	1,931	1,133
Interest charges, net	3,691	3,456	7,344	7,785

INCOME BEFORE INCOME TAXES	83,878	67,881	123,852	106,146
Income tax provision	32,851	26,637	48,447	41,579

NET INCOME	$51,027	$41,244	$75,405	$64,567

EARNINGS PER COMMON SHARE
BASIC	$1.86	$1.52	$2.75	$2.39

DILUTED	$1.82	$1.50	$2.70	$2.35

DIVIDENDS PER COMMON SHARE	$.325	$.31	$.65	$.62

AVERAGE SHARES OUTSTANDING
BASIC	27,484	27,048	27,410	27,016

DILUTED	28,030	27,467	27,947	27,428

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,405	$64,567
Adjustments to reconcile net income to cash flows
Depreciation and amortization	16,536	16,083
Amortization of deferred charges	400	394
Deferred income taxes	3,635	12,217
Manufactured gas plant remediation costs	(4,247)	(5,993)
Changes in working capital	66,562	77,526
Non-current regulatory assets	(1,967)	(1,870)
Other non-current assets	3,349	7,905
Other non-current liabilities	2,345	(6,760)

Net cash flows from operating activities	162,018	164,069

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	8,465	5,470
Proceeds from long-term debt	97,000	—
Proceeds from sale-leaseback transaction	3,941	5,294
Payments of long-term debt	(1,287)	(131,353)
Purchases of treasury stock	(859)	(912)
Payments of common stock dividends	(17,344)	(16,441)
Redemption of preferred stock	—	(295)
Net change in short-term debt	(184,800)	8,400

Net cash flows from financing activities	(94,884)	(129,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Utility plant	(25,909)	(18,573)
Real estate properties and other	(8,415)	(993)
Cost of removal	(1,655)	(1,318)
Investment in restricted cash-construction fund	(7,800)	—
Proceeds from asset sales	—	1,046

Net cash flows from investing activities	(43,779)	(19,838)

Net change in cash and temporary investments	23,355	14,394
Cash and temporary investments at September 30	1,839	1,282

Cash and temporary investments at March 31	$25,194	$15,676

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(233,064)	$(312,514)
Inventories	103,053	23,446
Overrecovered/(Underrecovered) gas costs	35,215	(1,703)
Gas purchases payable	113,741	297,224
Prepaid and accrued taxes, net	52,959	44,732
Accounts payable and other	(7,369)	(1,251)
Broker margin accounts	10,920	36,839
Other current assets	(4,666)	(10,438)
Other current liabilities	(4,227)	1,191

Total	$66,562	$77,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$5,742	$7,826
Income taxes	$17,074	$7,402

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	September 30,	March 31,
	2004	2003	2003
	(Unaudited)		(Unaudited)
	(Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,121,477	$1,097,591	$1,070,692
Real estate properties and other, at cost	39,074	30,999	26,137

	1,160,551	1,128,590	1,096,829
Accumulated depreciation and amortization	(286,262)	(275,986)	(264,625)

Property, plant and equipment, net	874,289	852,604	832,204

CURRENT ASSETS
Cash and temporary investments	25,194	1,839	15,676
Customer accounts receivable	334,708	126,910	462,517
Unbilled revenues	30,079	3,649	25,723
Allowance for doubtful accounts	(6,594)	(5,635)	(5,837)
Regulatory assets	42,547	75,735	43,975
Gas in storage, at average cost	85,329	188,679	62,630
Materials and supplies, at average cost	3,051	2,754	3,046
Prepaid state taxes	450	11,056	450
Derivatives	67,688	21,290	18,925
Broker margin accounts	—	6,600	2,104
Other	19,485	16,846	29,950

Total current assets	601,937	449,723	659,159

NON-CURRENT ASSETS
Equity investments	17,398	15,432	13,387
Regulatory assets	172,405	189,140	136,085
Derivatives	22,622	16,105	12,881
Restricted cash-construction fund	7,800	—	—
Other	40,459	47,975	29,414

Total non-current assets	260,684	268,652	191,767

Total assets	$1,736,910	$1,570,979	$1,683,130

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

	March 31,	September 30,	March 31,
	2004	2003	2003
	(Unaudited)		(Unaudited)
	(Thousands)
CAPITALIZATION
Common stock equity	$490,238	$418,941	$424,972
Long-term debt	317,314	257,899	269,118

Total capitalization	807,552	676,840	694,090

CURRENT LIABILITIES
Current maturities of long-term debt	27,687	2,448	2,393
Short-term debt	16,000	185,800	68,300
Gas purchases payable	314,371	200,630	466,006
Accounts payable and other	33,684	41,053	33,437
Postretirement employee benefit liability	3,283	3,321	17,438
Dividends payable	8,951	8,442	8,389
Accrued taxes	79,071	36,515	54,577
Derivatives	46,017	22,750	19,192
Broker margin accounts	4,320	—	—
Customers’ credit balances and deposits	18,455	22,644	12,391

Total current liabilities	551,839	523,603	682,123

NON-CURRENT LIABILITIES
Deferred income taxes	117,560	113,608	108,090
Deferred investment tax credits	8,627	8,801	8,975
Deferred revenue	12,618	13,418	14,219
Derivatives	22,374	22,039	13,694
Manufactured gas plant remediation	108,800	108,800	65,830
Postretirement employee benefit liability	16,595	15,248	9,038
Regulatory liabilities	80,125	77,433	76,355
Other	10,820	11,189	10,716

Total non-current liabilities	377,519	370,536	306,917

Total capitalization and liabilities	$1,736,910	$1,570,979	$1,683,130

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Net income	$51,027	$41,244	$75,405	$64,567

Other comprehensive income:
Change in fair value of equity investments, net of tax of $(53), $(54), $(204) and $308	77	78	296	(446)
Change in fair value of derivatives, net of tax of $(4,366), $(3,039), $(3,473) and $(8,803)	6,322	4,400	5,343	11,143

Other comprehensive income	6,399	4,478	5,639	10,697

Comprehensive income	$57,426	$45,722	$81,044	$75,264

See Notes to Condensed Unaudited Consolidated Financial Statements

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2003, balance sheet data is derived from the audited financial statements of New Jersey Resources (NJR or the Company). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2003 Annual Report on Form 10-K, as amended on Form 8-K, which was filed on April 2, 2004.

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

2. Principles of Consolidation

     The condensed consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service. Significant intercompany transactions and accounts have been eliminated.

     The Retail and Other segment includes Retail Holdings and its wholly owned subsidiary, NJR Home Services (NJRHS). NJRHS has a wholly owned subsidiary, NJR Plumbing Services. Retail and Other also includes Capital and its wholly owned subsidiaries, Commercial Realty & Resources (CR&R), NJR Investment and NJR Energy.

3. New Accounting Standards

     In April 2004, the Financial Accounting Standards Board (FASB) posted FASB Staff Position No. FAS 129-1 (FSP 129-1), “Disclosure requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The purpose of FSP 129-1 is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. NJR has completed its assessment of FSP 129-1 and has determined it does not have any contingently convertible securities.

     In January 2004, the FASB posted FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-1 permits a plan sponsor to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) until authoritative guidance on the accounting is issued and requires certain disclosures. We estimate that the provisions of the Act will reduce our accumulated postretirement benefit obligation and our net postretirement benefit costs during fiscal year 2004. However, our assessment of the reduction has not been completed. When specific authoritative guidance is issued, it could require NJR to change previously reported information. (See Note 10. - Pension and Other Postretirement Benefit (OPEB) Plan Information).

     In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. NJR has completed its assessment of FIN 46 and has determined that it does not have any VIEs.

     In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132).” SFAS 132 revises employers’ disclosures about pension and other postretirement benefit plans. NJR has complied with the guidelines of SFAS 132 as they relate to interim period disclosures (See Note 10. – Pension and Other Postretirement Benefit (OPEB) Plan Information).

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

4. Regulatory Assets & Liabilities

     Regulatory assets on the Consolidated Balance Sheets including the following:

	As of	As of	As of
	March 31,	September 30,	March 31,
	2004	2003	2003	Recovery Period
		(Thousands)
Regulatory assets – current
Underrecovered gas costs	$45,027	$80,242	$44,910	Less than one year(1)
Weather-normalization clause	(2,480)	(4,507)	(935)	Less than one year(4)

Total	$42,547	$75,735	$43,975

Regulatory assets – non-current
Remediation costs
Expended, net	$48,364	$44,117	$50,316	(2)
Liability for future expenditures	108,800	108,800	65,830	(3)
Underrecovered gas costs	1,391	2,827	5,823	Through Nov. 2004 (1)
Postretirement benefit costs	2,870	3,021	3,172	Through Sept. 2013(4)
Derivatives	6,172	28,870	10,551	Through Oct. 2010(5)
Societal benefit charges	4,808	1,505	393	Various(2) (4)

Total	$172,405	$189,140	$136,085

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) approval, without interest except for $13.9 million that is recoverable with interest.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. See Note 5. – Legal and Regulatory Proceedings.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. See Note 13. – Commitments and Contingent Liabilities.

(4)	Recoverable/refundable, subject to BPU approval, through a specific rate order.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service.

     If there are changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost would be charged to income.

	As of	As of	As of
	March 31,	September 30,	March 31,
	2004	2003	2003
		(Thousands)
Regulatory liabilities – non-current
Cost of removal obligation	$74,304	$71,494	$70,496 (1)
Market development fund	5,821	5,939	5,859

Total	$80,125	$77,433	$76,355

(1)	$70.5 million of asset removal costs recovered through rates in excess of actual costs incurred have been reclassified from Accumulated depreciation at March 31, 2003, to conform to recent SEC guidance and current period presentation.

5. Capitalized and Deferred Interest

     NJR’s capitalized interest totaled $115,000 and $65,000 for the three months ended March 31, 2004 and 2003, respectively, and $206,000 and $146,000 for the six months ended March 31, 2004 and 2003, respectively, at average interest rates of 1.44 percent, 1.58 percent, 1.47 percent and 1.69 percent, respectively. These amounts are included in construction work in progress, a component of Utility plant and Real estate properties and other on the Consolidated Balance Sheets and are reflected in the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs and its manufactured gas plant (MGP) remediation expenditures. (See Note 6d. – MGP Remediation). Accordingly, Other income included $650,000 and $547,000 of deferred interest related to remediation and underrecovered gas costs for the three months ended March 31, 2004 and 2003, respectively, and $1.4 million and $1.1 million for the six months ended March 31, 2004 and 2003, respectively.

6. Legal and Regulatory Proceedings

a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its prices and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its prices to segregate its Basic Gas Supply Service (BGSS), the component of prices whereby NJNG provides the commodity and capacity to the customer, and delivery (i.e., transportation) prices. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the transportation of natural gas to its customers. Customers can choose the supplier of their natural gas commodity. In January 2002, the BPU issued an order, which stated that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

     Under EDECA, the BPU is required to audit the state’s energy utilities’ competitive services businesses every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2002, the BPU initiated a compliance audit of NJNG. In March 2003, an independent consulting firm, engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. Approval of the audit by the BPU is pending.

b. BGSS

     On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by June 1 for review of BGSS and a potential price change to be effective October 1. The agreement allows natural gas utilities to increase residential and small commercial customer BGSS prices up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and approval.

     On February 6, 2003, NJNG received approval for a 6 percent price increase effective immediately, and on August 18, 2003, NJNG received approval for an 8.7 percent price increase effective September 1, 2003. These increases, which were due to higher wholesale commodity costs, became final in January 2004.

     On December 30, 2003, NJNG filed supporting documentation for a 5 percent self-implementing price increase that became effective on February 1, 2004. The increase was necessary due primarily to higher wholesale commodity costs and is subject to refund with interest.

     NJNG is eligible to receive incentives for reducing BGSS costs through a series of gross margin-sharing programs that include off-system sales, capacity release, portfolio-enhancing and financial risk management programs. On October 22, 2003, the BPU approved an agreement whereby the existing gross margin sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2006. As part of this agreement, the portfolio-enhancing program, which includes an incentive for the permanent reduction of the cost of capacity, continued to receive sharing treatment between customers and shareowners through April 30, 2004, for transactions entered into on or before December 31, 2002. This BPU action also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. NJNG believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows.

     On October 22, 2003, the BPU also approved a new pilot storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This 1-year program will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

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

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, effective July 1, 2003. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider. NJNG will recover carrying costs on deferred USF balances. On April 1, 2004, NJNG and all of the other energy utilities in the state filed for an approximate one-half percent price increase to support the statewide USF program. This increase was necessary to support estimates of program expenditures for the coming year.

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch, New Jersey, which would invest new capital in the infrastructure of these cities. NJNG’s proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return of any capital invested in this program. NJNG estimates that it would invest approximately $14 million under this program over three years. The BPU is currently reviewing this proposal.

     NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, which in NJNG’s opinion would not have a material adverse impact on its financial condition or results of operations.

d. MGP Remediation

     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the plant sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner, Jersey Central Power & Light Company (JCP&L), now owned by FirstEnergy Corporation (FirstEnergy), and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

     In June 1992, the BPU approved a remediation rider through which NJNG, may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods.

NJNG is currently recovering remediation expenditures incurred through June 30, 1998. In September 1999 and January 2001, NJNG filed for recovery of remediation expenditures, including carrying costs, incurred in the years ended June 30, 1999 and 2000, respectively. In March 2003, NJNG filed testimony for recovery of remediation expenditures, including carrying costs, for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings, seeking total recovery of $55 million and, while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of this matter. As of March 31, 2004, $48.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet (See Note 13. – Commitments and Contingent Liabilities).

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment to NJNG that will be paid in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. A hearing on insurance coverage for the defendant is scheduled for May 14, 2004. No assurance can be given as to the ultimate resolution of this matter.

e. Long Branch MGP Site Litigation

     Since July 2003, a series of complaints, now 357 in total, have been filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County, but, as of February 2004, were designated as a Mass Tort Litigation for centralized case management purposes and transferred to the Bergen County Law Division.

     Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages. Plaintiffs’ counsel are in the process of filing “short form” complaints which will more clearly delineate the claims and relief sought by individual plaintiffs. However, at present, there are close to 100 claims for personal injuries and about 25 claims for actual property damage, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.

     JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

     The Company’s insurance carriers have been notified of the claims, and its insurer, under an Environmental Response Compensation and Liability Policy, has agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance.

     The court has ordered a litigation schedule, which requires that the parties complete all fact and expert discovery on all 357 cases by May 2005. That schedule also includes an anticipated initial trial date of October 3, 2005.

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

7. Earnings Per Share

     In accordance with SFAS No. 128, “Earnings Per Share” (EPS), which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 545,819 and 419,349 for the three months ended March 31, 2004 and 2003, respectively, and 536,427 and 412,523 for the six months ended March 31, 2004 and 2003, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

     In October 2002, NJR adopted the fair value method of recording stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). NJR adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which is being expensed through the income statement based on the fair value of the award at the grant date. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), which provides implementation guidance for the adoption of SFAS 123. NJR has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123. The following is a reconciliation of the As Reported and Pro Forma net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Thousands)
Net Income, as reported	$51,027	$41,244	$75,405	$64,567
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	31	62	62
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)	(136)	(252)	(275)

Pro forma Net Income	$50,936	$41,139	$75,215	$64,354

Earnings Per Share:
Basic – as reported	$1.86	$1.52	$2.75	$2.39

Basic – pro forma	$1.85	$1.52	$2.74	$2.38

Diluted – as reported	$1.82	$1.50	$2.70	$2.35

Diluted – pro forma	$1.82	$1.50	$2.69	$2.35

8. Long-Term Debt and Restricted Cash-Construction Fund

     In March 2004, NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and an interest rate of 3.75 percent. The proceeds of the Unsecured Senior Notes were used to repay existing indebtedness of NJR.

     In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and an interest rate of 4.77 percent. The proceeds of the Unsecured Senior Notes were used to repay existing indebtedness of NJNG.

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility with a 3-year term expiring January 2006. The NJR facility is used to finance its unregulated operations. Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006. The NJNG facility is used primarily to support its commercial paper borrowings. Consistent with NJNG’s intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $15 million and $25 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at September 30, 2003, and March 31, 2003, respectively. No commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at March 31, 2004.

     NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) under which the EDA issues tax-exempt bonds, and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of new funds to finance construction in NJNG’s northern division in Morris County over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund.

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

9. Segment Reporting

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Operating Revenues
Natural Gas Distribution	$399,607	$334,795	$651,841	$560,879
Energy Services	633,095	815,404	1,018,593	1,254,216
Retail and Other	4,983	4,668	10,320	9,425

Subtotal	1,037,685	1,154,867	1,680,754	1,824,520
Intersegment revenues (1)	(24)	(2,530)	(47)	(3,646)

Total	$1,037,661	$1,152,337	$1,680,707	$1,820,874

Operating Income
Natural Gas Distribution	$59,582	$58,434	$92,672	$93,232
Energy Services	27,148	12,461	36,341	19,381
Retail and Other	288	249	252	185

Total	$87,018	$71,144	$129,265	$112,798

Net Income
Natural Gas Distribution	$35,318	$34,161	$54,383	$53,684
Energy Services	15,316	7,283	20,589	11,154
Retail and Other	393	(200)	433	(271)

Total	$51,027	$41,244	$75,405	$64,567

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The Company’s assets of each of the various business segments are detailed below:

	As of	As of	As of
	March 31, 2004	September 30, 2003	March 31, 2003
	(Thousands)
Assets
Natural Gas Distribution	$1,316,807	$1,285,894	$1,205,422
Energy Services	312,234	213,253	398,724
Retail and Other	107,869	71,832	78,984

Total	$1,736,910	$1,570,979	$1,683,130

10. Pension and Other Postretirement Benefit (OPEB) Plan Information

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

     The components of the qualified plans net pension cost were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Service cost	$816	$729	$1,617	$1,366
Interest cost	1,618	1,554	3,206	2,911
Expected return on plan assets	(2,164)	(1,786)	(4,287)	(3,347)
Amortization of:
Recognized net initial obligation	(37)	(88)	(74)	(164)
Prior service cost	29	27	57	50
Unrecognized loss (gain)	209	67	414	126

Total net pension cost	$471	$503	$933	$942

     NJR does not have any minimum funding requirements in fiscal 2004 and NJR did not make any contributions to its pension plans in the three or six month periods ended March 31, 2004. If market performance is less than anticipated, additional funding may be required.

Other Postretirement Benefits

     NJR provides postretirement medical and life insurance benefits to employees who meet the eligibility requirements.

     On December 8, 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. On January 12, 2004, the FASB issued FSP No. FAS 106-1(FSP 106-1), “Accounting and Disclosure Requirements Related to the New Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Pursuant to FSP 106-1, NJR elected to defer the effects of the Act until final rules are issued by the FASB. Accordingly, the OPEB amounts presented below do not reflect the impact of the Act. NJR believes the provisions of the Act will reduce the net periodic OPEB cost and the accumulated OPEB benefit obligation during fiscal year 2004. However, our assessment of the reduction has not been completed. When specific authoritative guidance is issued, it could require NJR to change previously reported information.

     The components of the net OPEB cost are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Service cost	$322	$229	$643	$450
Interest cost	562	465	1,124	911
Expected return on plan assets	(213)	(144)	(426)	(282)
Amortization of:
Transitional obligation	102	89	203	174
Prior service cost	21	18	42	36
Unrecognized loss	173	121	346	237

Total net OPEB cost	$967	$778	$1,932	$1,526

     For the three and six month periods ended March 31, 2004, $1.2 million of contributions were made to the OPEB plans. NJR anticipates contributing an additional $2.1 million during the remainder of fiscal 2004. If market performance is less than anticipated, additional funding may be required.

11. Investments

     In July 2001, NJR entered into a 5-year, zero-premium collar to hedge cash flows associated with the forecasted sale of 100,000 shares of its investment in Capstone Turbine Corporation. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. NJR accounts for the transaction as a cash flow hedge, with changes in fair value accounted for as Other comprehensive income. Other comprehensive income for the six months ended March 31, 2004, included a $41,000 unrealized loss related to this collar. Through March 31, 2004, Accumulated other comprehensive income included a $710,000 unrealized gain related to this collar.

12. Comprehensive Income

     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at March 31, 2004, $19.1 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2004. For the three months ended March 31, 2004 and 2003, $26.7 million was credited and $33.8 million was charged to natural gas costs, respectively, and for the six months ended March 31, 2004 and 2003, $15.8 million was credited and $54.3 million was charged to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from May 2004 to October 2010.

13. Commitments and Contingent Liabilities

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites (See Note 6d. – MGP Remediation and Note 6e. – Long Branch MGP Site Litigation). In September 2003, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of their potential liability for investigation and remedial action. Based on this review, NJNG estimates at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites it is responsible for will range from $108.8 million to $146.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations as existed when the review was completed. However, actual costs may differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $108.8 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.

     NJRES is the marketing agent for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline. NJRES’ Stagecoach marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ended March 31, 2005. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is August 31, 2008. The value of these services totals 74 percent, 57 percent and 50 percent of NJR’s potential purchase obligation for the annual periods ended March 31, 2006 through 2008, respectively.

     In August 2002, NJNG, in connection with its system requirements, entered into 2-year agreements for Stagecoach storage and transportation services ending July 31, 2004. In January 2004, NJNG extended its agreements with Stagecoach through March 31, 2008. These agreements were awarded pursuant to an open bid process.

     Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any future material losses.

     Under the Stagecoach agreement, NJRES is also required to provide and maintain 2 Bcf of firm base natural gas at the Stagecoach facility for the term of the agreement.

14. Other

     At March 31, 2004, there were 27,509,061 shares of common stock outstanding, and the book value per share was $17.82.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2004

Management’s Overview

     New Jersey Resources (NJR or the Company) is an energy services holding company providing retail and wholesale natural gas and related energy services to customers in states from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility providing natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated fuel and capacity management and wholesale energy services. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

	Six Months Ended
	March 31,
	2004		2003
	(Thousands)
Net Income
Natural Gas Distribution	$54,383	72%	$53,684	83%
Energy Services	20,589	27	11,154	17
Retail and Other	433	1	(271)	—

Total	$75,405	100%	$64,567	100%

	As of March,
	2004		2003
	(Thousands)
Assets
Natural Gas Distribution	$1,316,807	76%	$1,205,422	72%
Energy Services	312,234	18	398,724	24
Retail and Other	107,869	6	78,984	4

Total	$1,736,910	100%	$1,683,130	100%

     The Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 10 years through several key initiatives including:

•	Managing its customer growth, which is expected to increase at about 2.5 percent annually.

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which have been extended through 2006.

•	Reducing the impact of weather on NJNG’s earnings through a recently updated weather normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving our cost structure through various productivity initiatives, as well as lowering our cost of capital.

     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services, balancing services utilizing physical assets it controls as well as providing natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in pipeline and storage capacity assets, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include NJRES’ role as the marketing agent for the Stagecoach storage field, along with the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties.

     In the Retail and Other segment, NJRHS is focused on growing an appliance installation business through its existing service contract customer base. CR&R is currently constructing a 200,000-square-foot building and seeking additional opportunities to enhance the value of its undeveloped land.

     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work together with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions, as well as political and regulatory policies that may impact the new housing market. A healthy part of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with other competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather which effect customer usage patterns, can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a recently negotiated collective bargaining agreement, which expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

     As a regulated company, NJNG is required to record the impact of regulatory decisions on its financial statements. As a result, certain costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation (See Note 6d. – MGP Remediation and Note 6e. – Long Branch MGP Site Litigation). If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

     Due to the capital-intensive nature of NJNG’s operations, and the seasonal nature of NJR’s working capital requirements, significant changes in interest rates can also impact NJR’s results.

Results of Operations

     NJR’s income for the three months ended March 31, 2004, increased 24 percent to $51 million, compared with $41.2 million for the same period last year. Basic earnings per share (EPS) increased 22 percent to $1.86, compared with $1.52 last year. Diluted EPS increased 21 percent to $1.82, compared with $1.50 last year.

     NJR’s income for the six months ended March 31, 2004, increased 17 percent to $75.4 million, compared with $64.6 million for the same period last year. Basic EPS increased 15 percent to $2.75, compared with $2.39 last year. Diluted EPS increased 15 percent to $2.70, compared with $2.35 last year.

     The increase in net income for the three and six months ended March 31, 2004, was attributable primarily to higher gross margin at NJRES from its portfolio of storage and transportation capacity assets as well as higher management fees and to continued profitable customer growth at NJNG.

     Natural Gas Distribution Operations

     The Natural Gas Distribution segment consists solely of NJNG, which provides regulated natural gas services to customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Revenue	$399,607	$334,795	$651,841	$560,879

Gross margin
Residential and commercial	$77,510	$73,891	$129,727	$126,799
Transportation	8,939	11,335	16,099	19,147

Total firm margin	86,449	85,226	145,826	145,946
Off-system and capacity management	2,158	1,706	3,704	2,924
Interruptible	223	40	501	182

Total gross margin	88,830	86,972	150,031	149,052

Operation and maintenance expense	20,480	20,089	39,817	38,819
Depreciation and amortization	8,139	7,799	16,202	15,681
Other taxes not reflected in gross margin	629	650	1,340	1,320

Operating income	$59,582	$58,434	$92,672	$93,232

Other income	$722	$299	$1,559	$702

Interest charges, net	$3,008	$2,856	$5,963	$6,217

Net income	$35,318	$34,161	$54,383	$53,684

Gross Margin

     Gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated

Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s Basic Gas Supply Service (BGSS) tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in prices through levelized charges to customers. Any under- or over-recoveries are deferred and reflected in the BGSS in subsequent years. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $22 million and $34.9 million for the three and six months ended March 31, 2004, respectively, compared with $19.9 million and $31.9 million for the same periods last year. The increase is due to increased revenues and therms delivered. Regulatory rider expenses totaled $4.3 million and $7 million for the three and six months ended March 31, 2004, respectively, compared with $1.9 million and $3.3 million for the same periods last year. The increases are the result of higher rates for the Universal Service Fund.

Firm Margin

     Gross margin from residential and commercial customers is subject to a WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more reflective of the actual impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations.

     The components of gross margin from firm customers are affected by customers switching between sales service and transportation service. NJNG’s total gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

     Total firm margin increased $1.2 million, or 1.4 percent, for the three months ended March 31, 2004, compared with the same period last year, due to continued customer growth. Total firm margin decreased $100,000, or less than one percent, for the six months ended March 31, 2004, compared with the same period last year, due primarily to 6 percent warmer weather which was partially offset by continued customer growth. NJNG estimates that for the six months ended March 31, 2003, the colder weather resulted in approximately $2.2 million of additional margin beyond that captured in the WNC in place at that time.

     The weather for the six months ended March 31, 2004, was 4 percent colder than normal, which in accordance with the WNC, resulted in the deferral of $2.4 million of gross margin for future credits to

NJNG’s customers. For the six months ended March 31, 2003, the 12 percent colder-than-normal weather resulted in $7.4 million of margin being deferred for future credits under the WNC.

     Gross margin from sales to residential and commercial customers increased $3.6 million, or 4.9 percent, and $2.9 million, or 2.3 percent, for the three and six months ended March 31, 2004, respectively, compared with the same periods last year. The increases were due primarily to customers switching back to firm sales service from transportation and continued customer growth. Sales to residential and commercial customers were 27.8 Bcf and 43.9 Bcf for the three and six months ended March 31, 2004, compared with 27.4 Bcf and 44.5 Bcf for the same periods last year.

     Gross margin from transportation service decreased $2.4 million, or 21.1 percent, and $3 million, or 15.9 percent, for the three and six months ended March 31, 2004, respectively, compared with the same periods last year. The decreases were due primarily to a decrease in customers utilizing the transportation service combined with the warmer weather in 2004 as compared to 2003. NJNG transported 3.8 Bcf and 6.4 Bcf for the three and six months ended March 31, 2004, respectively, compared with 4.8 Bcf and 7.8 Bcf in the same periods last year.

     NJNG had 12,245 and 21,521 residential customers and 3,892 and 4,977 commercial customers using transportation service at March 31, 2004 and 2003, respectively.

     In fiscal 2004, NJNG expects to maintain its 2.5 percent annual customer growth rate, which would add approximately 2 Bcf of firm sales, representing about $6 million of annual gross margin.

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

     NJNG’s off-system sales, capacity management and FRM programs totaled 13.2 Bcf and generated $2.2 million of gross margin, and 26.7 Bcf and $3.7 million of gross margin, for the three and six months ended March 31, 2004, respectively, compared with 12.4 Bcf and $1.7 million of gross margin, and 26.4 Bcf and $2.9 million of gross margin for the respective periods last year. The increases in gross margin were due primarily to higher off-system sales.

Interruptible

     NJNG serves 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 3.1 percent and 3.7 percent of total throughput for the six months ended March 31, 2004 and 2003, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the margin-sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .1 Bcf and .2 Bcf for the six months ended March 31, 2004 and 2003, respectively. In addition, NJNG transported 2.4 Bcf and 2.8 Bcf for the six months ended March 31, 2004 and 2003, respectively, for its interruptible customers.

Operation and Maintenance Expense

     Operation and maintenance (O&M) expense increased $391,000, or 1.9 percent, and $998,000, or 2.6 percent, for the three and six months ended March 31, 2004, compared with the same periods last year. The increase in both periods was due primarily to higher pension, other post-retirement benefits and insurance expenses.

Operating Income

     Operating income increased $1.1 million, or 2 percent, and decreased $560,000, or .6 percent, for the three and six months ended March 31, 2004, compared with the same periods last year. The increase for the quarter was due primarily to the increase in gross margin discussed above. The 6-month decrease in operating income was due primarily to higher O&M and depreciation expenses, which more than offset higher gross margin.

Net Income

     Net income increased $1.2 million, or 3.4 percent, and $699,000, or 1.3 percent, for the three and six months ended March 31, 2004, compared with the same periods last year. The increase for the quarter was due primarily to higher gross margin and operating income discussed above. The 6-month increase was due primarily to higher gross margin, an increase in deferred carrying costs resulting from higher regulatory assets balances, which is included in other income, and lower interest expense.

Energy Services Operations

     NJRES provides unregulated wholesale energy services, including base load natural gas services, peaking services, peaking services, balancing services, utilizing physical assets it controls, as well as providing asset management services to customers in states from the Gulf Coast and mid-continent to New England and Canada.

     NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage assets and manage sales to these customers in an aggregate fashion. This provides customers with the best possible pricing and allows NJRES to extract the most value from its assets. In addition, these customers have come to rely on NJRES’ reliability, which is in part due to the ability to deliver from a firm supply source.

     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage assets. Gross margin is typically created by participating in transactions that maximize the economic differential between varying markets and time horizons. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access and seeks the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered gas prices change.

     In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. NJRES captures gross margin by locking in the economic price differential between purchasing natural gas at the lowest current or future price and, in a related transaction, selling that gas at the highest current or future price, all within the constraints of its contracts and credit policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time that the assets are held.

     NJRES’ portfolio management customers include nonaffiliated utilities, electric generation plants and the Stagecoach Storage Project (Stagecoach). Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Gross margin is customarily derived by a combination of a base service fee and incentive-based gross margin sharing arrangement. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, the supply of base gas to the facility and monthly billing and back-office functions, in addition to other services. NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms.

     NJRES’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Operating revenue	$633,095	$815,404	$1,018,593	$1,254,216
Gas purchases	603,669	801,463	979,078	1,232,066

Gross margin	29,426	13,941	39,515	22,150
Operation and maintenance expense	2,197	1,401	3,024	2,619
Depreciation and amortization	52	49	104	99
Other taxes	29	30	46	51

Operating income	$27,148	$12,461	$36,341	$19,381

Net income	$15,316	$7,283	$20,589	$11,154

     NJRES’ operating revenues decreased $182.3 million, or 22.3 percent, and $235.6 million, or 18.8 percent for the three and six months ended March 31, 2004, respectively, compared with the same periods last year due primarily to last year’s results including a relatively large volume, low margin transportation contract which expired in March 2003. Natural gas managed and sold by NJRES totaled 95.6 Bcf and 170.2 Bcf for the three and six months ended March 31, 2004, respectively, compared with 114.2 Bcf and 216 Bcf for the same periods last year.

     NJRES’ gross margin and net income increased in the three and six months ended March 31, 2004, compared with the same periods last year due primarily to higher gross margins generated from an increased storage and transportation portfolio. Results also included higher management fees associated with NJRES’ management of other companies’ storage, transportation and fuel contracts, including Stagecoach. Gross margin from this portfolio is generally greater during the winter months, while the fixed costs of these assets are spread throughout the year. Therefore, the results for the six months will not be indicative of the results for the fiscal year.

Retail and Other Operations

     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to approximately 137,000 customers; CR&R, which develops commercial real estate; and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation; and the Iroquois Gas Transmission System, L.P. (Iroquois).

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Thousands)
Operating revenue	$4,983	$4,668	$10,320	$9,425

Other income	$789	$(40)	$1,289	$351

Net income (loss)	$393	$(200)	$433	$(271)

     Retail and Other operating revenues increased $315,000 and $895,000 for the three and six months ended March 31, 2004, respectively, compared with the same periods last year, due primarily to increased appliance installation business at NJRHS.

     Other income includes the amortization of a gain related to a sale-leaseback, discussed below, and earnings generated from NJR Energy’s equity investment in Iroquois. Other income and Net income increased for the three and six months ended March 31, 2004, compared with the same periods last year, due primarily to improved results at Iroquois.

     In 1996, CR&R entered into a sale-leaseback agreement for NJR’s corporate headquarters, which generated a pretax gain of $17.8 million. This gain is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement, which was approved by the BPU. NJNG continues to occupy a majority of the space in the building.

Liquidity and Capital Resources

Consolidated

     NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

     NJR’s consolidated capital structure was as follows:

	As of	As of	As of
	March 31,	September 30,	March 31,
	2004	2003	2003
Common stock equity	58%	48%	56%
Long-term debt	37	30	35
Short-term debt	5	22	9

Total	100%	100%	100%

     The decrease in short-term debt at March 31, 2004, compared with September 30, 2003, is due primarily to reduced working capital requirements at NJNG and NJRES resulting from reduced levels of natural gas in storage and the issuance of $60 million of long-term debt at NJNG and $25 million at NJR in March 2004.

     NJR obtains its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP). The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

     In March 2004, NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and an interest rate of 3.75 percent. The proceeds of the Unsecured Senior Notes were used to reduce short-term debt of NJR.

     In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and an interest rate of 4.77 percent. The proceeds of the Unsecured Senior Notes were used to reduce short-term debt of NJNG.

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility with a 3-year term expiring January 2006. This facility provides the debt requirements to meet the working capital and external debt-financing requirements of NJR and the unregulated companies. Neither NJNG, nor the results of its operations, are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility with a 3-year term expiring January 2006.

     NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. NJNG does not guarantee or otherwise directly support the debt of NJR. The seasonal nature of

NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction and manufactured gas plant (MGP) remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $225 million, discussed earlier. NJNG had $16 million, $143.5 million and $48.3 million of commercial paper borrowings supported by these facilities at March 31, 2004, September 30, 2003, and March 31, 2003, respectively.

     The following table is a summary of NJR’s contractual cash obligations as of March 31, 2004, and their applicable payment due dates.

			Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Thousands)
Long-term debt	$289,845	$25,000	—	$30,000	$234,845
Capital lease obligations	55,156	2,687	$9,156	3,374	39,939
Operating leases	6,936	2,378	3,630	479	449
Short-term debt	16,000	16,000	—	—	—
Construction obligations	15,321	15,321	—	—	—
Potential storage obligations	109,828	—	26,344	39,492	43,992
Gas supply purchase obligations	1,592,880	693,562	649,802	126,501	123,015

Total contractual cash obligations	$2,085,966	$754,948	$688,932	$199,846	$442,240

     As of March 31, 2004, there were NJR guarantees covering approximately $172 million of natural gas purchases and demand fee commitments of NJRES, included in gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

     In order to increase the funding level of its pension plans, NJR made tax-deductible contributions of $13.7 million in 2003, including a required minimum pension funding contribution of approximately $2.4 million. NJR is not currently required to make minimum pension funding contributions during fiscal 2004. If market performance is less than anticipated, additional funding may be required.

Off-Balance Sheet Arrangements

     NJR does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

     Cash provided from operating activities totaled $162 million for the six months ended March 31, 2004, compared with a $164.1 million last year. Cash flows from operating activities decreased due primarily to less cash generated from changes in working capital, which more than offset higher net income.

     NJNG estimates additional MGP remediation expenditures of approximately $21.9 million during the remainder of fiscal 2004. (See Note 6d. – MGP Remediation)

Financing Activities

     Cash flow used in financing activities totaled $94.9 million for the six months ended March 31, 2004, compared with $129.8 million for the six months ended March 31, 2003. Cash used in financing activities decreased due primarily to higher capital expenditures and an increased amount of cash and temporary investments.

     In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and 4.77 percent interest rate and NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and 3.75 interest rate. The funds were used to pay down short-term debt. Neither NJNG’s assets, nor the results of its operations, are obligated or pledged to support the NJR facility.

     In the first quarter of fiscal 2004, NJNG received $3.9 million under an existing agreement with a finance company for the sale-leaseback of its vintage 2003 meters. In 2003, NJNG received $5.3 million from the sale-leaseback of its vintage 2002 meters.

     In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG immediately drew down $4.2 million from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA. (See Note 8. – Long-Term Debt and Restricted Cash-Construction Fund.)

     In December 2002, NJNG retired its 7.5% Series V First Mortgage Bonds of $25 million.

     NJNG currently anticipates that its financing requirements in 2004 and 2005 will be met through internally generated cash and the issuance of short- and long-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

     In 2004, NJR expects to finance its unregulated operations through its DRP proceeds, bank credit facilities and internally generated cash.

     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining NJNG’s current short- and long-term credit ratings.

Investing Activities

     Cash used in investing activities totaled $43.8 million for the six months ended March 31, 2004, compared with $19.8 million for the same period last year. The increase was due primarily to increased investment in NJNG’s operations, the establishment of a construction fund related to NJNG’s EDA financing discussed above, and the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II by CR&R.

     Remaining fiscal 2004 NJNG capital expenditures are estimated at $32.6 million. NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth and general system improvements.

     NJNG’s capital expenditures are expected to increase in 2004 and 2005 from historical levels due primarily to facilities required to serve a new large firm customer, upgrading NJNG’s system in targeted areas within its service territory and the system integrity and replacement required under federal pipeline safety rulemaking.

     NJRES does not currently anticipate any significant capital expenditures in 2004 and 2005. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile natural gas market, may create significant short-term cash requirements, which will be funded by NJR.

     Retail and Other capital expenditures in fiscal 2004 are primarily related to the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II, which is supported by a 15-year lease with an unaffiliated tenant. Total capital expenditures for the project are estimated at $22.5 million, of which $15.3 million, including real estate commissions, has been expended to date, with an expected completion in the fourth quarter of fiscal 2004. These expenditures will be financed through NJR’s committed credit facility or a construction loan.

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

Wholesale Credit Risk

     NJNG and NJRES engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduces overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits, daily communication with traders regarding credit status, and the use of credit mitigation measures such as minimum margin requirements, collateral requirements, and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

     The Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR affiliated companies, which meets twice a month and among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions, and discusses emerging issues.

     Presented below is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties as of March 31, 2004. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

     NJRES’ counterparty credit exposure as of March 31, 2004 is as follows:

	Gross	Net
	Credit	Credit
	Exposure	Exposure
	(Thousands)
Investment grade	$152,582	$75,575
Non-investment grade	3,593	—
Internally rated investment grade	18,361	11,644
Internally rated non-investment grade	8,125	—

Total	$182,661	$87,219

     NJNG’s counterparty credit exposure as of March 31, 2004, is as follows:

	Gross	Net
	Credit	Credit
	Exposure	Exposure
	(Thousands)
Investment grade	$20,624	$17,239
Non-investment grade	523	—
Internally rated investment grade	4,071	2,842
Internally rated non-investment grade	419	—

Total	$25,637	$20,081

     Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, fail to deliver or pay for natural gas), then NJR could sustain a loss. This loss would be comprised of the loss on natural gas delivered but not paid for, and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. This loss could have a material impact on NJR’s financial condition, results of operations, or cash flows.

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

     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs and the WNC. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of March 31, 2004.

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

     In providing its unregulated fuel and capacity management and wholesale marketing services, NJRES enters into physical contracts to buy and sell natural gas. These contracts qualify as normal purchases and sales under SFAS 133, in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJRES over a reasonable period in the normal course of business. Accordingly, NJRES accounts for these contracts under settlement accounting.

Environmental Costs

     NJNG annually updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG’s estimate of these liabilities is based upon then currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate.

     Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost would be charged to income. As of March 31, 2004, $48.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at March 31, 2004, is $108.8 million of accrued future remediation costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

     Natural gas is a nationally traded commodity. Its prices are determined effectively by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. Prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but can also be influenced significantly from time to time by other events.

     The regulated and unregulated natural gas businesses of NJR are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, NJR has entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, NJR has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. These policies and procedures are monitored by the RMC. NJR’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of natural gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations and consequently, changes in fair market value of these transactions are recorded through a regulatory asset. Second, using futures and swaps, NJRES hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge the 10 remaining years of an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a natural gas marketing company.

     NJR Energy has hedged both its price and physical delivery risks associated with the Gas Sale Contract. To hedge its price risk, NJR Energy entered into two swap agreements, effective November 1995. Under the terms of these swap agreements, NJR Energy will pay to its swap counterparties the identical fixed price it receives from the natural gas marketing company, in exchange for the payment by such swap counterparties of a floating price based on an index price, plus a spread per Mmbtu for the total volumes under the Gas Sale Contract. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes that it is obligated to sell under the Gas Sale Contract, under which it pays the identical floating price it receives under the swap agreements mentioned above.

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2003, to March 31, 2004.

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	March 31,
	2003	Market Value	Settled	2004
	(Thousands)
NJNG	$(28,870)	$31,023	$8,325	$(6,172)
NJRES	5,784	(11,720)	(13,282)	7,346
NJR Energy	14,940	2,570	(2,524)	20,034

Total	$(8,146)	$21,873	$(7,481)	$21,208

     There were no contracts originated and valued at fair market value and no changes in methods of valuations during the six months ended March 31, 2004.

     The following is a summary of fair market value of commodity derivatives at March 31, 2004, by method of valuation and by maturity.

				After
	Remaining	Fiscal	Fiscal	Fiscal	Total
	Fiscal 2004	2005	2006-2008	2008	Fair Value
		(Thousands)
Price based on NYMEX	$25,818	$(14,679)	$(12,980)	$(1,391)	$(3,232)
Price based on over-the-counter published quotations	5,751	6,780	10,313	1,889	24,733
Price based upon models	—	—	(293)	—	(293)

Total	$31,569	$(7,899)	$(2,960)	$498	$21,208

     The following is a summary of commodity derivatives by type as of March 31, 2004:

	Volume	Price per	Amounts Included in
	(Bcf)	Mmbtu	Derivatives
	(Thousands)
NJNG
Futures	45.7	$4.55-$5.79	$23,781
Options	(13.1)	$3.25-$5.75	(296)
Swaps	(67.4)	—	(29,657)
NJRES
Futures	(15.3)	$3.75-$6.15	3,174
Options	—	—	—
Swaps	8.0	—	4,172
NJR Energy
Swaps	34.7	—	20,034

Total			$21,208

     NJRES uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at March 31, 2004, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.8 million. The VAR with a 99 percent confidence level and a 10-day holding period was $8.2 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

Interest Rate Risk – Long-Term Debt

     At March 31, 2004, the Company (excluding NJNG) had no variable rate long-term debt.

     At March 31, 2004, NJNG had total variable-rate, long-term debt outstanding of $97 million, which is hedged by the purchase of a 3.25-percent interest-rate cap through July 2004. If interest rates were to change by 1 percent on the $97 million of variable rate debt at March 31, 2004, NJNG’s annual interest expense, net of tax, would change by $574,000.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period reported on in this report, NJR has undertaken an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NJR’s disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no significant changes in NJR’s internal controls, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6. – Legal and Regulatory Proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. As of March 31, 2004, the Company has repurchased 1,601,053 shares of its common stock.

     The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2004.

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares (or	Dollar Value) of
			Units) Purchased	Shares (or Units)
			as Part of	That May Yet Be
	(a) Total Number	(b) Average Price	Publicly	Purchased Under
	of Shares (or	Paid per Share	Announced Plans	the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs
1/1/04 - 1/31/04	—	—	—	421,947
2/1/04 - 2/29/04	—	—	—	421,947
3/1/04 - 3/31/04	23,000	$37.29	23,000	398,947

Total	23,000	$37.29	23,000	398,947

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) An annual meeting of shareholders was held on January 21, 2004.

          (b) The shareholders voted upon the following matters at the January 21, 2004 annual shareholders meeting:

          (i) The election of five (5) directors, for terms expiring in 2007. The results of the voting were as follows:

Director	For	Withheld
Lawrence R. Codey	21,532,496	165,225
Laurence M. Downes	21,320,445	377,276
R. Barbara Gitenstein	21,503,331	194,390
Alfred C. Koeppe	21,508,709	189,012
William H. Turner	21,535,789	161,932

     In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting: Nina Aversano, Dorothy K. Light, George R. Zoffinger, Leonard S. Coleman, J. Terry Strange, and Gary W. Wolf.

          (ii) The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2004. The results of the voting were as follows:

For	Against	Abstain
21,453,371	118,016	126,334

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

4-1	$60 million note purchase agreement by and among NJNG and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)

4-2	$25 million note purchase agreement by and among NJR and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

               (b) Reports on Form 8-K

               On January 29, 2004, a report on Form 8-K was filed by NJR furnishing under Item 12 information regarding Results of Operations and Financial Condition.

               On April 2, 2004, a report on Form 8-K was filed by NJR furnishing under Item 5 information regarding the reclassification of Asset Retirement Obligations.

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

NEW JERSEY RESOURCES
Date: May 10, 2004	/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and Chief Financial Officer