Form 10-Q
period 2004-06-30
NEW JERSEY RESOURCES CORP
filed 2004-08-06
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 1-8359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2376465 (I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719 (Address of principal executive offices)	732-938-1480 (Registrant’s telephone number, including area code)

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

YES: X                No:

The number of shares outstanding of $2.50 par value Common Stock as of August 3, 2004, was 27,666,242.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, those with respect to expected disposition of legal and regulatory proceedings, contractual issues and exposure under the Stagecoach agreement, future gross margin from forecasted new customers, expected capital expenditures, external financing requirements, the impact of changes in market rates of interest, matters relating to remediation of manufactured gas plant sites and recovery of related costs, and the impact of changes in market prices of commodities. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on NJR will be those anticipated by management.

     NJR cautions readers that the assumptions that form the basis for forward-looking statements, including those regarding financial results and capital requirements for fiscal 2004 and thereafter, include many factors that are beyond NJR’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, weather conditions, economic conditions in the New Jersey Natural Gas (NJNG) service territory, fluctuations in energy-related commodity prices, conversion activity, other marketing efforts, and actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the disallowance of recovery of environmental remediation expenditures and other regulatory changes. NJR does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Thousands, except per share data)
OPERATING REVENUES	$438,503	$369,233	$2,119,210	$2,190,107

OPERATING EXPENSES
Gas purchases	391,474	318,293	1,830,467	1,923,443
Operation and maintenance	24,947	24,919	76,603	74,402
Regulatory rider expenses	1,356	700	8,326	3,964
Depreciation and amortization	8,113	7,996	24,649	24,079
Energy and other taxes	7,541	8,087	44,828	42,183

Total operating expenses	433,431	359,995	1,984,873	2,068,071

OPERATING INCOME	5,072	9,238	134,337	122,036
Other income	1,054	1,064	2,985	2,197
Interest charges, net	3,648	2,958	10,992	10,743

INCOME BEFORE INCOME TAXES	2,478	7,344	126,330	113,490
Income tax provision	924	2,871	49,371	44,450

NET INCOME	$1,554	$4,473	$76,959	$69,040

EARNINGS PER COMMON SHARE
BASIC	$0.06	$0.16	$2.80	$2.55

DILUTED	$0.06	$0.16	$2.74	$2.51

DIVIDENDS PER COMMON SHARE	$0.325	$0.31	$0.975	$0.93

AVERAGE SHARES OUTSTANDING
BASIC	27,588	27,135	27,469	27,056

DILUTED	28,166	27,620	28,040	27,462

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
Thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,959	$69,040
Adjustments to reconcile net income to cash flows
Depreciation and amortization	24,649	24,079
Amortization of deferred charges	613	594
Deferred income taxes	(4,952)	15,000
Manufactured gas plant remediation costs	(6,297)	(14,647)
Changes in:
Working capital	(5,062)	19,740
Non-current regulatory assets	(4,509)	14,228
Other non-current assets	2,747	8,148
Other non-current liabilities	5,211	(4,352)

Net cash flows from operating activities	89,359	131,830

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	12,216	8,110
Proceeds from long-term debt	97,000	—
Proceeds from sale-leaseback transaction	3,941	5,294
Payments of long-term debt	(1,795)	(131,796)
Purchases of treasury stock	(1,164)	(1,170)
Payments of common stock dividends	(26,296)	(24,830)
Redemption of preferred stock	—	(295)
Net payments/proceeds related to short-term debt	(108,400)	49,700

Net cash flows from financing activities	(24,498)	(94,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(41,424)	(31,200)
Real estate properties and other	(10,348)	(2,724)
Cost of removal	(3,738)	(2,316)
Investment in restricted cash-construction fund	(7,800)	—
Proceeds from sale of investments available for sale	—	1,046

Net cash flows from investing activities	(63,310)	(35,194)

Net change in cash and temporary investments	1,551	1,649
Cash and temporary investments at September 30	1,839	1,282

Cash and temporary investments at June 30	$3,390	$2,931

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(56,953)	$(1,918)
Inventories	(21,821)	(67,429)
Underrecovered gas costs	24,946	(26,290)
Gas purchases payable	64,219	67,634
Prepaid and accrued taxes, net	6,890	15,502
Accounts payable and other	(5,795)	(1,481)
Broker margin accounts	(1,215)	25,408
Other current assets	(5,302)	8,564
Other current liabilities	(10,031)	(250)

Total	$(5,062)	$19,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$8,966	$10,628
Income taxes	$38,606	$11,978

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	September 30,	June 30,
	2004	2003	2003
	(Unaudited)		(Unaudited)
		(Thousands)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,132,461	$1,097,591	$1,082,740
Real estate properties and other, at cost	41,006	30,999	27,865

	1,173,467	1,128,590	1,110,605
Accumulated depreciation and amortization	(287,204)	(275,986)	(270,307)

Property, plant and equipment, net	886,263	852,604	840,298

CURRENT ASSETS
Cash and temporary investments	3,390	1,839	2,931
Customer accounts receivable	188,547	130,559	166,917
Allowance for doubtful accounts	(6,446)	(5,635)	(5,995)
Regulatory assets	55,296	75,735	56,192
Gas in storage, at average cost	209,874	188,679	153,742
Materials and supplies, at average cost	3,380	2,754	2,809
Prepaid state taxes	13,579	11,056	9,771
Derivatives	62,887	21,290	32,081
Broker margin accounts	7,815	6,600	13,535
Other	17,641	16,846	20,161

Total current assets	555,963	449,723	452,144

NON-CURRENT ASSETS
Equity investments	18,111	15,432	14,582
Regulatory assets	178,015	189,140	141,951
Derivatives	27,047	16,105	20,234
Restricted cash-construction fund	7,800	—	—
Other	39,795	47,975	28,873

Total non-current assets	270,768	268,652	205,640

Total assets	$1,712,994	$1,570,979	$1,498,082

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

	June 30,	September 30,	June 30,
	2004	2003	2003
	(Unaudited)		(Unaudited)
		(Thousands)
CAPITALIZATION
Common stock equity	$481,458	$418,941	$435,085
Long-term debt	316,807	257,899	273,675

Total capitalization	798,265	676,840	708,760

CURRENT LIABILITIES
Current maturities of long-term debt	27,662	2,448	2,393
Short-term debt	92,400	185,800	104,600
Gas purchases payable	264,849	200,630	236,416
Accounts payable and other	35,258	41,053	33,207
Postretirement employee benefit liability	2,503	3,321	9,388
Dividends payable	8,974	8,442	8,415
Accrued taxes	46,917	36,515	35,514
Derivatives	50,846	22,750	11,713
Customers’ credit balances and deposits	13,431	22,644	19,000

Total current liabilities	542,840	523,603	460,646

NON-CURRENT LIABILITIES
Deferred income taxes	109,753	113,608	117,937
Deferred investment tax credits	8,539	8,801	8,888
Deferred revenue	12,218	13,418	13,819
Derivatives	23,558	22,039	23,755
Manufactured gas plant remediation	108,800	108,800	65,830
Postretirement employee benefit liability	17,199	15,248	10,359
Regulatory liabilities	81,050	77,433	77,402
Other	10,772	11,189	10,686

Total non-current liabilities	371,889	370,536	328,676

Total capitalization and liabilities	$1,712,994	$1,570,979	$1,498,082

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Net income	$1,554	$4,473	$76,959	$69,040

Other comprehensive income:
Change in fair value of equity investments, net of tax of $(150), $(320), $(354) and $(11)	217	463	513	16
Change in fair value of derivatives, net of tax of $3,562, $(7,589), $90 and $(16,392)	(5,158)	10,987	185	22,130

Other comprehensive (loss) income	(4,941)	11,450	698	22,146

Comprehensive (loss) income	$(3,387)	$15,923	$77,657	$91,186

See Notes to Condensed Unaudited Consolidated Financial Statements

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2003, balance sheet data is derived from the audited financial statements of New Jersey Resources (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2003 Annual Report on Form 10-K, as supplemented by the Company’s filing on Form 8-K, which was filed on April 2, 2004.

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

3. New Accounting Standards

     On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy) and supersedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004, and earlier adoption is encouraged. NJR has completed its assessment of FSP 106-2 and, based upon available information and in conjunction with our independent actuarial firm, has concluded that the prescription drug benefits provided under our health plans are “actuarially equivalent” to Medicare Part D and thus qualify NJR to receive the subsidy. NJR has elected early adoption of FSP 106-2 and the effect was immaterial to its financial condition, results of operations or cash flows for the three and nine months ended June 30, 2004. (See Note 10. – Pension and Other Postretirement Benefit (OPEB) Plan Information.)

     In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. NJR has completed its assessment of FIN 46R and has determined that it does not have any VIEs.

     In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). SFAS 132 revises employers’ disclosures about pension and other postretirement benefit plans. NJR has complied with the guidelines of SFAS 132 as they relate to interim period disclosures. (See Note 10. – Pension and Other Postretirement Benefit (OPEB) Plan Information.)

     In July 2003, the Emerging Issues Task Force (EITF) issued EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes” (EITF 03-11). EITF 03-11 clarifies the income statement presentation for derivative contracts not held for trading purposes. NJR has completed its assessment of EITF 03-11 and has determined that it will not have an impact on its financial condition, results of operations or cash flows.

     In March 2004, the EITF ratified EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other than temporary as defined in EITF 03-1. When an impairment is other than temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity-impaired investments that are not other-than-temporarily impaired. EITF 03-1 must be adopted for reporting periods beginning after June 15, 2004. NJR does not expect the adoption of EITF 03-1 to have a material impact on its financial condition, results of operations or cash flows.

4. Regulatory Assets & Liabilities

     Regulatory assets on the Consolidated Balance Sheets include the following:

	As of	As of	As of
	June 30,	September 30,	June 30,
	2004	2003	2003	Recovery Period
		(Thousands)
Regulatory assets – current
Underrecovered gas costs	$55,296	$80,242	$60,202	Less than one year (1)
Weather-normalization clause	—	(4,507)	(4,010)	Less than one year (4)

Total	$55,296	$75,735	$56,192

Regulatory assets – non-current
Remediation costs
Expended, net	$50,415	$44,117	$57,613	(2)
Liability for future expenditures	108,800	108,800	65,830	(3)
Underrecovered gas costs	—	2,827	3,966	Through May 2005 (1)
Postretirement benefit costs	2,795	3,021	3,096	Through Sept. 2013 (4)
Derivatives	7,165	28,870	10,517	Through Oct. 2010 (5)
Societal benefit charges	8,840	1,505	929	Various (6)

Total	$178,015	$189,140	$141,951

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) approval, without interest except for $7.1 million that is recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. (See Note 6. — Legal and Regulatory Proceedings.)

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13. – Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service.

(6)	Recoverable with interest.

     If there are changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost would be charged to income.

     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	As of	As of	As of
	June 30,	September 30,	June 30,
	2004	2003	2003
		(Thousands)
Regulatory liabilities – non-current
Cost of removal obligation	$75,182	$71,494	$71,518 (1)
Market development fund	5,868	5,939	5,884

Total	$81,050	$77,433	$77,402

(1)	$71.5 million of asset removal costs recovered through rates in excess of actual costs incurred have been reclassified from Accumulated depreciation at June 30, 2003, to conform with recent SEC guidance and current period presentation.

5. Capitalized and Deferred Interest

     NJR’s capitalized interest totaled $186,000 and $66,000 for the three months ended June 30, 2004 and 2003, respectively, and $392,000 and $212,000 for the nine months ended June 30, 2004 and 2003, respectively, at average interest rates of 2.3 percent, 1.35 percent, 2 percent and 1.58 percent, respectively. These amounts are included in construction work in progress, a component of Utility plant and Real estate properties and other on the Consolidated Balance Sheets, and are reflected in the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a New Jersey Board of Public Utilities (BPU) order, NJNG is permitted to recover carrying costs on the remaining $7.1 million of uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 6d. — MGP Remediation). Accordingly, Other income included $626,000 and $536,000 of deferred interest related to remediation and underrecovered gas costs for the three months ended June 30, 2004 and 2003, respectively, and $2 million and $1.6 million for the nine months ended June 30, 2004 and 2003, respectively.

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

     Under EDECA, the BPU is required to audit the state’s energy utilities’ competitive services businesses every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2002, the BPU initiated a compliance audit of NJNG. In March 2003, an independent consulting firm, engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. On June 23, 2004, the BPU approved the recommendations from the audit that were agreed to by both NJNG and the audit staff of the BPU.

b. Basic Gas Supply Service

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

     On June 9, 2004, NJNG filed the annual BGSS review and requested a 5 percent price increase to be effective October 1, 2004. The increase is necessary to recover higher wholesale commodity costs.

     On December 30, 2003, NJNG filed supporting documentation for a 5 percent self-implementing price increase that became effective on February 1, 2004. The increase was necessary due primarily to higher wholesale commodity costs and is subject to refund with interest.

     On August 18, 2003, NJNG received approval for an 8.7 percent price increase effective September 1, 2003, and on February 6, 2003, NJNG received approval for a 6 percent price increase effective immediately. These increases, which were due to higher wholesale commodity costs, became final in January 2004.

     NJNG is eligible to receive incentives for reducing BGSS costs through a series of gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. On October 22, 2003, the BPU approved an agreement whereby the existing gross margin sharing between customers and shareowners for off-system sales, capacity release and financial risk management transactions was extended through October 31, 2006. As part of this agreement, the portfolio-enhancing program, which includes an incentive for the permanent reduction of the cost of capacity, continued to receive sharing treatment between customers and shareowners through April 30, 2004, for transactions entered into on or before December 31, 2002. NJNG believes that the elimination of the portfolio-enhancing program will not have a material effect on its financial position, results of operations or cash flows.

     The BPU also approved, on October 23, 2003, a new pilot storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This 1-year program will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. This BPU decision also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by

October 1, 2004. Included in the June 9, 2004, BGSS filing, NJNG indicated a desire to develop a capacity reliability incentive that would be discussed further during the initial review of the storage incentive program. This review is expected to begin in January 2005.

c. Other Adjustment Clauses

     On October 22, 2003, the BPU approved NJNG’s request to update factors used in its weather-normalization clause (WNC), which is designed to stabilize year-to-year fluctuations that may result from changing weather patterns on both NJNG’s gross margin and customers’ bills. Consumption factors had not been adjusted to reflect NJNG’s growth and actual customer base since the settlement of its last base rate case in January 1994. Updating the consumption factors results in the WNC being more reflective of actual weather. Due to the relatively normal weather experienced during the 2003-04 winter period, NJNG has not deferred or accrued any gross margin to customers under the WNC for the nine months ended June 30, 2004.

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, effective July 1, 2003, to be recovered through the Societal Benefits Clause. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider. NJNG will recover carrying costs on deferred USF balances. On April 1, 2004, NJNG and all of the other energy utilities in the state filed for a price increase to support estimated program expenditures for the statewide USF program. The BPU approved an approximate one-half percent price increase on June 23, 2004.

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch, New Jersey, which would invest new capital in the infrastructure of these cities. NJNG’s proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return of any capital invested in this program. NJNG estimates that it would invest approximately $14 million under this program over three years. Subsequent to NJNG’s filing, the BPU issued proposed modifications to the current main extension regulations, which include proposed TRIP regulations, and is working with the stakeholders to refine the proposals. NJNG will reassess its pending filing in light of the final rules once they are adopted by the BPU.

     NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, which in NJNG’s opinion will not have a material adverse impact on its financial condition or results of operations.

d. Manufactured Gas Plant Remediation

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

     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. NJNG is currently recovering remediation expenditures incurred through June 30, 1998. In September 1999 and January 2001, NJNG filed for recovery of remediation expenditures, including carrying costs, incurred in the years ended June 30, 1999 and 2000, respectively. In March 2003, NJNG filed testimony for recovery of remediation expenditures, including carrying costs, for the 2-year period ending June 30, 2002. The BPU is currently reviewing these three filings, seeking total recovery of $55 million including carrying costs and, while NJNG believes that all costs are probable of recovery, no assurance can be given as to the ultimate resolution of these matters. As of June 30, 2004, $50.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4. – Regulatory Assets and Liabilities and Note 13. – Commitments and Contingent Liabilities.)

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involves a significant cash payment to NJNG, which is credited to the remediation rider, that will be received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. A status conference is scheduled for September 8, 2004. No assurance can be given as to the ultimate resolution of this matter.

     NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning three MGP sites. NJDEP has not made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify any settlement that may be reached with the NJDEP. NJNG anticipates any settlement costs to be recoverable through either insurance policies or the remediation rider.

e. Long Branch MGP Site Litigation

     Since July 2003, a series of complaints, now 357 in total, have been filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County, and, as of February 2004, were designated as a Mass Tort Litigation for centralized case management purposes and transferred to the Bergen County Law Division.

     Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages. Plaintiffs’ counsel is in the process of filing “short form” complaints which will more clearly delineate the claims and relief sought by individual plaintiffs. However, at present, there are approximately 100 claims for personal injuries and about 25 claims for actual property damage, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.

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

     The court has ordered a litigation schedule, which requires that the parties complete all fact and expert discovery on all 357 cases by May 2005. That schedule also includes an anticipated initial trial date of October 3, 2005. At the Court’s direction, the parties are presently establishing mediation procedures to determine if some or all of the claims of plaintiffs may be amenable to mediation.

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

f. Stagecoach Marketing Agreement

     During the quarter ended June 30, 2004, a dispute arose between NJRES and the counter party to the Stagecoach marketing agreement regarding each party’s performance and obligations under the agreement. Under the terms of the marketing agreement, the parties are required to mediate any disputes prior to the commencement of legal action. The mediation proceedings have commenced and litigation may not be instituted until the fourth quarter of calendar 2004. NJRES is not able to predict the outcome of the mediation process at this time, nor whether any legal action will be commenced with regard to this matter.

g. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

7. Earnings Per Share

     In accordance with SFAS No. 128, “Earnings Per Share” (EPS), which established standards for computing and presenting basic and diluted EPS, the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 577,693 and 484,607 for the three months ended June 30, 2004 and 2003, respectively, and 570,597 and 406,803 for the nine months ended June 30, 2004 and 2003, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Net Income, as reported	$1,554	$4,473	$76,959	$69,040
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	31	93	62
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(153)	(444)	(468)

Pro forma Net Income	$1,438	$4,351	$76,608	$68,634

Earnings per Share:
Basic – as reported	$.06	$.16	$2.80	$2.55

Basic – pro forma	$.05	$.16	$2.79	$2.54

Diluted – as reported	$.06	$.16	$2.74	$2.51

Diluted – pro forma	$.05	$.16	$2.73	$2.50

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

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility expiring January 2006. The NJR facility is used to finance its unregulated operations. Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility expiring January 2006. The NJNG facility is used primarily to support its commercial paper borrowings. Consistent with NJNG’s intent to maintain a portion of its commercial paper borrowings on a long-term basis, and as supported by its long-term revolving credit facility, $15 million and $30 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at September 30, 2003, and June 30, 2003, respectively. No commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets at June 30, 2004.

     NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) under which the EDA issues tax-exempt bonds and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of new funds to finance construction in NJNG’s northern division in Morris County over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund.

     On June 22, 2004, NJNG purchased interest-rate caps with several banks for its $97 million of tax-exempt long-term debt with an effective date of July 9, 2004. These interest-rate caps expire in July 2006 and are designed to limit NJNG’s variable rate debt exposure for outstanding tax-exempt EDA Bonds at 3.5 percent. In July 2002, NJNG entered into interest-rate caps for $97 million to limit its variable rate debt exposure for outstanding tax-exempt EDA Bonds, with several banks at a rate of 3.25 percent, expiring in July 2004. The interest-rate caps are treated as cash flow hedges with changes in fair value accounted for in Accumulated other comprehensive income.

     In December 2003 and 2002, NJNG received $3.9 million and $5.3 million in connection with the sale-leaseback of its vintage 2003 and 2002 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

9. Segment Reporting

     The Natural Gas Distribution segment consists of regulated natural gas and off-system and capacity management operations. The Energy Services segment consists of unregulated fuel and capacity management and wholesale marketing operations. The Retail and Other segment consist of appliance and installation services, commercial real estate development, investment and other corporate activities.

     Information related to NJR’s various business segments are detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Operating Revenues
Natural Gas Distribution	$159,406	$120,055	$811,247	$680,934
Energy Services	273,578	244,479	1,292,171	1,498,695
Retail and Other	5,544	4,722	15,864	14,147

Subtotal	438,528	369,256	2,119,282	2,193,776
Intersegment revenues(1)	(25)	(23)	(72)	(3,669)

Total	$438,503	$369,233	$2,119,210	$2,190,107

Operating Income (loss)
Natural Gas Distribution	$8,911	$9,450	$101,583	$102,682
Energy Services	(4,593)	(522)	31,748	18,859
Retail and Other	754	310	1,006	495

Total	$5,072	$9,238	$134,337	$122,036

Net Income (loss)
Natural Gas Distribution	$3,773	$4,507	$58,156	$58,191
Energy Services	(2,745)	(98)	17,844	11,056
Retail and Other	526	64	959	(207)

Total	$1,554	$4,473	$76,959	$69,040

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

	As of	As of	As of
	June 30, 2004	September 30, 2003	June 30, 2003
		(Thousands)
Assets
Natural Gas Distribution	$1,302,414	$1,285,894	$1,202,434
Energy Services	316,009	213,253	222,272
Retail and Other	94,571	71,832	73,376

Total	$1,712,994	$1,570,979	$1,498,082

10. Pension and Other Postretirement Benefit Plan Information

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

     The components of the qualified plans net pension cost were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Service cost	$801	$730	$2,418	$2,096
Interest cost	1,589	1,554	4,795	4,465
Expected return on plan assets	(2,123)	(1,786)	(6,410)	(5,133)
Amortization of:
Recognized net initial obligation	(37)	(87)	(111)	(251)
Prior service cost	27	26	84	76
Unrecognized loss	205	66	619	192

Total net pension cost	$462	$503	$1,395	$1,445

     NJR does not have any minimum funding requirements in fiscal 2004 and NJR did not make any contributions to its pension plans in the 3- or 9-month periods ended June 30, 2004. If market performance is less than anticipated, additional funding may be required.

Other Postretirement Benefits

     NJR provides other postretirement benefits (OPEB) which include medical and life insurance benefits to employees who meet the eligibility requirements.

     The components of the net OPEB cost are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Service cost	$246	$223	$889	$673
Interest cost	431	447	1,555	1,358
Expected return on plan assets	(164)	(139)	(590)	(421)
Amortization of:
Transitional obligation	78	86	281	260
Prior service cost	16	18	58	54
Unrecognized loss	133	118	479	355

Total net OPEB cost	$740	$753	$2,672	$2,279

     For the 3- and 9-month periods ended June 30, 2004, $1.4 million and $2.6 million of contributions were made to the OPEB plans, respectively. NJR currently anticipates contributing, at a minimum, an additional $700,000 to the OPEB plans during the remainder of fiscal 2004. Additional contributions may be made based on market conditions and various assumptions.

     NJR has elected to early adopt FSP 106-2. (See Note 3. – New Accounting Standards.)

11. Investments

     In July 2001, NJR entered into a 5-year, zero-premium collar to hedge cash flows associated with the forecasted sale of 100,000 shares of its investment in Capstone Turbine Corporation. The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. NJR accounts for the transaction as a cash flow hedge, with changes in fair value accounted for as Other comprehensive income. Other comprehensive income for the nine months ended June 30, 2004, included a $30,000 unrealized loss related to this collar. Through June 30, 2004, Accumulated other comprehensive income included a $721,000 unrealized gain related to this collar.

12. Comprehensive Income

     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at June 30, 2004, $2.6 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2004. For the three months ended June 30, 2004 and 2003, $6.2 million and $8.3 million was credited to natural gas costs, respectively, and for the nine months ended June 30, 2004 and 2003, $22.1 million was credited and $46 million was charged to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from August 2004 to October 2010.

13. Commitments and Contingent Liabilities

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites. (See Note 6d. – MGP Remediation and Note 6e. – Long Branch MGP Site Litigation). In September 2003, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of their potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites it is responsible for will range from $108.8 million to $146.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations as existed when the review was completed. However, actual costs may differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $108.8 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.

     NJRES is the marketing agent for the Stagecoach storage project. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline. NJRES’ Stagecoach marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ended March 31, 2005. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is March 31, 2009. The value of these services totals 91 percent, 80 percent, 73 percent, and 13 percent of NJR’s potential purchase obligation for the annual periods ended March 31, 2006 through 2009, respectively.

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

     Under the Stagecoach agreement, NJRES is also required to provide and maintain 2 Bcf of firm base natural gas at the Stagecoach facility for the term of the agreement. (See Note 6f. – Stagecoach Marketing Agreement.)

14. Other

     At June 30, 2004, there were 27,614,498 shares of common stock outstanding, and the book value per share was $17.43.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2004

Management’s Overview

     New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in the State of New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility providing natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated fuel and capacity management and wholesale energy services. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

		Nine Months Ended
		June 30,
	2004		2003
	(Thousands)
Net Income
Natural Gas Distribution	$58,156	76%	$58,191	84%
Energy Services	17,844	23	11,056	16
Retail and Other	959	1	(207)	—

Total	$76,959	100%	$69,040	100%

		As of June 30,
	2004		2003
	(Thousands)
Assets
Natural Gas Distribution	$1,302,414	76%	$1,202,434	80%
Energy Services	316,009	18	222,272	15
Retail and Other	94,571	6	73,376	5

Total	$1,712,994	100%	$1,498,082	100%

     The Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 10 years through several key initiatives including:

•	Managing its customer growth, which is expected to total about 2.5 percent annually.

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which have been extended through 2006.

•	Reducing the impact of weather on NJNG’s earnings through an updated weather-normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving its cost structure through various productivity initiatives, as well as lowering its cost of capital.

     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in pipeline and storage capacity assets, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include NJRES’ role as the marketing agent for the Stagecoach storage field, along with the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties. (See Note 6f. – Stagecoach Marketing Agreement.)

     In the Retail and Other segment, NJRHS is focused on growing an appliance installation business through its existing service contract customer base. CR&R is currently constructing a 200,000-square-foot building and seeking additional opportunities to enhance the value of its undeveloped land.

     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions, as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather, which affect customer usage patterns can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a recently negotiated collective bargaining agreement, which expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

     As a regulated company, NJNG is required to record the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6d. – MGP Remediation and Note 6e. – Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

     Due to the capital-intensive nature of NJNG’s operations, and the seasonal nature of NJR’s working capital requirements, significant changes in interest rates can also impact NJR’s results.

Results of Operations

     NJR’s income for the three months ended June 30, 2004, decreased 64.4 percent to $1.6 million, compared with $4.5 million for the same period last year. Basic and diluted earnings per share (EPS) decreased 62.5 percent to $.06, compared with $.16 last year.

     NJR’s income for the nine months ended June 30, 2004, increased 11.6 percent to $77 million, compared with $69 million for the same period last year. Basic EPS increased 9.8 percent to $2.80, compared with $2.55 last year. Diluted EPS increased 9.2 percent to $2.74, compared with $2.51 last year.

     The decrease in net income for the three months ended June 30, 2004, compared with the same period last year, was attributable primarily to an increase in fixed demand charges that resulted from additional capacity contracts at NJRES, and colder weather during the prior year’s quarter combined with the effects of changes in NJNG’s WNC.

     The increase in net income for the nine months ended June 30, 2004, was attributable primarily to higher gross margin at NJRES generated by its portfolio of storage and transportation capacity assets as well as higher management fees, and continued customer growth at NJNG, which more than offset the impact of last year’s colder-than-normal weather.

     In May 2004, NJR offered an early retirement program to certain employees of NJR and NJR Service. As a result of this program, NJR will include a pretax charge of approximately $1.2 million in operating expenses during the fourth quarter of fiscal 2004. This early retirement program is expected to generate annual pretax savings of approximately $600,000.

Natural Gas Distribution Operations

     The Natural Gas Distribution segment consists solely of NJNG, which provides regulated natural gas services to customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Revenue	$159,406	$120,055	$811,247	$680,934

Gross margin
Residential and commercial	$29,932	$29,738	$159,659	$156,537
Transportation	4,532	6,386	20,631	25,533

Total firm margin	34,464	36,124	180,290	182,070
Off-system and capacity management	1,088	1,245	4,792	4,169
Interruptible	828	347	1,329	529

Total gross margin	36,380	37,716	186,411	186,768

Operation and maintenance expense	18,809	19,861	58,626	58,680
Depreciation and amortization	7,946	7,799	24,148	23,480
Other taxes not reflected in gross margin	714	606	2,054	1,926

Operating income	$8,911	$9,450	$101,583	$102,682

Other income	$728	$607	$2,287	$1,309

Interest charges, net	$3,321	$2,664	$9,284	$8,881

Net income	$3,773	$4,507	$58,156	$58,191

Gross Margin

     Gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and, therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s Basic Gas Supply Service (BGSS) tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in prices through levelized charges to customers. Any under- or over-recoveries are deferred and reflected in the BGSS in subsequent years. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $6.3 million for the three months ended June 30, 2004, compared with $7 million for the same period last year. The decrease is due primarily to lower throughput resulting from warmer weather. Sales tax and TEFA totaled $41.3 million for the nine months ended June 30, 2004, compared with $38.9 million for the same period last year. The increase is due primarily to increased revenues. Regulatory rider expenses totaled $1.4 million and $8.3 million for the three and nine months ended June 30, 2004, respectively, compared with $700,000 and $4 million for the same periods last year. The increases are due primarily to higher rates for the Universal Service Fund.

Firm Margin

     Gross margin from residential and commercial customers is subject to a WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations.

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

     Total firm margin decreased $1.7 million, or 4.6 percent, and $1.8 million, or 1 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year. The decreases were due primarily to 36.6 percent and 10.2 percent warmer weather, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year, which was partially offset by continued customer growth. NJNG’s gross margin for the three and nine months ended June 2003 included approximately $2.4 million and $4.6 million, respectively, of additional gross margin beyond the amount covered by the WNC.

     The weather for the nine months ended June 30, 2004, was .6 percent warmer than normal, therefore, NJNG has not deferred or accrued any gross margin to customers under the WNC. For the nine months ended June 30, 2003, the 11.3 percent colder-than-normal weather resulted in $8.9 million of margin being deferred for future credits under the WNC.

     Gross margin from sales to residential and commercial customers increased $194,000, or less than 1 percent, and $3.1 million, or 2 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year. Sales to residential and commercial customers were 7.1 billion cubic feet (Bcf) and 51 Bcf for the three and nine months ended June 30, 2004, compared with 8.9 Bcf and 53.4 Bcf for the same periods last year. The increases in gross margin were due primarily to customers switching back to firm sales service from transportation and continued customer growth. The decrease in therm sales is due primarily to the warmer winter weather.

     Gross margin from transportation service decreased $1.9 million, or 29 percent, and $4.9 million, or 19.2 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year. NJNG transported 1.2 Bcf and 7.6 Bcf for the three and nine months ended June 30, 2004, respectively, compared with 1.9 Bcf and 9.7 Bcf in the same periods last year. The decreases were due primarily to a decrease in customers utilizing the transportation service and the warmer weather in 2004.

     NJNG had 11,603 and 18,480 residential customers and 3,742 and 4,833 commercial customers using transportation service at June 30, 2004 and 2003, respectively.

     In fiscal 2004, NJNG expects to maintain its 2.5 percent annual customer growth rate, which would add approximately 2 Bcf of firm sales, representing about $6 million of annual gross margin.

Incentive Programs

     To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to wholesale customers outside its franchise territory when the natural gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. On October 22, 2003, the BPU approved the extension of an incentive related to these programs through October 31, 2006, whereby NJNG retains 15 percent of the gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

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

     The BPU also approved, on October 23, 2003, a new pilot storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This 1-year program will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

     NJNG’s incentive programs totaled 9.7 Bcf and generated $1.1 million of gross margin, and 36.4 Bcf and $4.8 million of gross margin, for the three and nine months ended June 30, 2004, respectively, compared with 3.8 Bcf and $1.2 million of gross margin, and 30.2 Bcf and $4.2 million of gross margin in the respective periods last year. The decrease in gross margin for the three months ended June 30, 2004, was due primarily to the elimination of the portfolio-enhancing program. The increase in gross margin for the nine months ended June 30, 2004, was due primarily to higher off-system sales.

Interruptible

     NJNG serves 50 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 5.6 percent and 4.7 percent of total throughput for the nine months ended June 30, 2004 and 2003, respectively, they accounted for less than 1 percent of the total gross margin in each period due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 1.3 Bcf and .2 Bcf for the nine months ended June 30, 2004 and 2003, respectively. In addition, NJNG transported 4.3 Bcf and 4.4 Bcf for the nine months ended June 30, 2004 and 2003, respectively, for its interruptible customers.

Operation and Maintenance Expense

     Operation and maintenance (O&M) expense decreased $1.1 million, or 5.3 percent, and $54,000, or less than 1 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year. The decrease in both periods was due primarily to lower allocation of expenses from affiliated companies as a result of revised allocation factors, which more than offset higher labor, fringe benefit and insurance costs.

Operating Income

     Operating income decreased $539,000, or 5.7 percent, and $1.1 million, or 1.1 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year. The decrease for the three and nine month periods was due primarily to the decrease in gross margin discussed above and higher depreciation expense associated with increased utility plant in service.

Net Income

     Net income decreased $734,000, or 16.3 percent, and $35,000, or less than 1 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year due primarily to the lower operating income discussed above.

Energy Services Operations

     NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls, as well as providing asset management services to customers in states from the Gulf Coast and mid-continent to New England, and Canada.

     NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage assets and manage sales to these customers in an aggregate fashion. This provides customers with the best possible pricing and allows NJRES to extract the most value from its assets. In addition, these customers have come to rely on NJRES’ reliability, which is, in part, due to the ability to deliver from a firm supply source.

     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage assets. Gross margin is typically created by participating in transactions that maximize the economic differential between varying markets and time horizons. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change.

     In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. NJRES generates gross margin by locking in the economic price differential between purchasing natural gas at the lowest current or future price and, in a related transaction, selling that natural gas at the highest current or future price, all within the constraints of its contracts and credit policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time the assets are held.

     NJRES’ portfolio management customers include nonaffiliated utilities, electric generation plants and the Stagecoach Storage Project (Stagecoach). Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, the supply of base gas to the facility, monthly billing and back-office functions, in addition to other services. (See Note 6f. – Stagecoach Marketing Agreement.) NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms. NJRES estimates that its management fees represent approximately 15-20 percent of annual gross margin.

     NJRES’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Operating revenue	$273,578	$244,479	$1,292,171	$1,498,695
Gas purchases	276,151	243,696	1,255,229	1,475,762

Gross margin	(2,573)	783	36,942	22,933
Operation and maintenance expense	1,943	1,226	4,967	3,845
Depreciation and amortization	50	50	154	149
Other taxes	27	29	73	80

Operating (loss) income	$(4,593)	$(522)	$31,748	$18,859

Net (loss) income	$(2,745)	$(98)	$17,844	$11,056

     NJRES’ operating revenues increased $29.1 million, or 11.9 percent, for the three months ended June 30, 2004, compared with the same period last year due primarily to increased commodity prices.

     NJRES’ operating revenues decreased $206.5 million, or 13.8 percent, for the nine months ended June 30, 2004, compared with the same period last year. Natural gas managed and sold by NJRES totaled 43.4 Bcf and 213.6 Bcf for the three and nine months ended June 30, 2004, respectively, compared with 43.5 Bcf and 259.5 Bcf for the same periods last year. These decreases were due primarily to the inclusion of last year’s results of a relatively large volume, low-margin transportation contract, which expired in March 2003.

     NJRES’ gross margin decreased for the three months ended June 30, 2004, compared with the same period last year, due primarily to an increase in fixed demand charges that resulted from additional capacity contracts.

     NJRES’ gross margin increased for the nine months ended June 30, 2004, compared with the same period last year, due primarily to higher gross margins generated from its portfolio of storage and transportation capacity assets, as well as higher management fees associated with NJRES’ management of other companies’ storage, transportation and fuel contracts, including Stagecoach. Gross margin from this portfolio is generally greater during the winter months, while the fixed costs of these assets are spread throughout the year. Therefore, consistent with this seasonality, the results for the nine months will not be indicative of the results for the fiscal year as a loss in the fourth fiscal quarter is anticipated.

     NJRES’ net income decreased for the three months ended June 30, 2004, compared with the same period last year, due primarily to lower gross margin discussed above combined with increased O&M expenses related to higher allocation expenses from affiliated companies as a result of revised allocation factors, labor and legal expenses.

     NJRES’ net income increased for the nine months ended June 30, 2004, compared with the same period last year, due primarily to higher gross margin discussed above, which more than offset increased O&M expenses related to higher allocation expenses from affiliated companies as a result of revised allocation factors, labor and legal expenses.

Retail and Other Operations

     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 141,000 customers; CR&R, which develops commercial real estate; and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation and the Iroquois Gas Transmission System, L.P. (Iroquois).

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Thousands)
Operating revenue	$5,544	$4,722	$15,864	$14,147

Other income	$329	$468	$1,618	$819

Net income (loss)	$526	$64	$959	$(207)

     Retail and Other operating revenues increased $822,000, or 17.4 percent, and $1.7 million, or 12.1 percent, for the three and nine months ended June 30, 2004, respectively, compared with the same periods last year, due primarily to increased appliance service and installation business at NJRHS.

     Other income includes the amortization of a gain related to the sale-leaseback of a building, discussed below, and earnings generated from NJR Energy’s equity investment in Iroquois. Other income decreased for the three months ended June 30, 2004, compared with the same period last year, due primarily to lower results at Iroquois. Other income increased for the nine months ended June 30, 2004, compared with the same period last year, due primarily to higher results at Iroquois and a pretax loss of $570,000 on the sale of equity investments incurred during the second fiscal quarter of 2003. Net income increased for the three and nine months ended June 30, 2004, compared with the same periods last year, due primarily to improved results in the appliance service and installation business at NJRHS. The 9-month increase in net income also included higher results at Iroquois.

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

     NJR’s consolidated capital structure was as follows:

	As of	As of	As of
	June 30,	September 30,	June 30,
	2004	2003	2003
Common stock equity	52%	48%	53%
Long-term debt	35	30	34
Short-term debt	13	22	13

Total	100%	100%	100%

     NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP). The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

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

     The decrease in short-term debt at June 30, 2004, compared with September 30, 2003, is due primarily to these issuances of long-term debt.

     In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility expiring January 2006. This facility provides the debt requirements to meet the working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG, nor the results of its operations, are obligated or pledged to support the NJR facility.

     In December 2003, NJNG entered into a $225 million credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility expiring January 2006.

     NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. NJNG does not guarantee or otherwise directly support the debt of NJR. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, as well as for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $225 million, discussed earlier. NJNG had $37.5 million, $143.5 million and $68.4 million of commercial paper borrowings supported by these facilities at June 30, 2004, September 30, 2003, and June 30, 2003, respectively.

     The following table is a summary of NJR’s contractual cash obligations as of June 30, 2004, and their applicable payment due dates:

			Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(Thousands)
Long-term debt	$289,845	$25,000	—	$30,000	$234,845
Capital lease obligations	54,624	2,662	$9,300	3,408	39,254
Operating leases	8,088	2,704	4,179	582	623
Short-term debt	92,400	92,400	—	—	—
Construction obligations	10,115	10,115	—	—	—
Potential storage obligations	98,429	—	17,744	42,192	38,493
Gas supply purchase obligations	1,027,207	471,083	366,030	115,434	74,660

Total contractual cash obligations	$1,580,708	$603,964	$397,253	$191,616	$387,875

     As of June 30, 2004, there were NJR guarantees covering approximately $164 million of natural gas purchases and demand fee commitments of NJRES, included in gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

     In June 2004, NJNG issued a letter of credit expiring on December 31, 2004, in the amount of $20 million in conjunction with a long-term swap agreement. This reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit would be drawn upon by the counterparty.

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

     For the 3- and 9-month periods ended June 30, 2004, $1.4 million and $2.6 million of contributions were made to the Other Postretirement Benefit (OPEB) plans, respectively. NJR currently anticipates contributing, at a minimum, an additional $700,000 to the OPEB plans during the remainder of fiscal 2004. Additional contributions may be made based on market conditions and various assumptions.

Off-Balance Sheet Arrangements

     NJR does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

     Cash flow from operations totaled $89.4 million for the nine months ended June 30, 2004, compared with $131.8 million for the same period last year. The decrease was due primarily to increased working capital requirements and lower deferred income taxes, which more than offset higher net income and lower MGP remediation expenditures. Increased working capital requirements resulted primarily from higher customer receivables and reduced funds provided from broker-margin accounts. Deferred income taxes decreased due primarily to lower underrecovered gas costs receivable, which more than offset the tax benefits from increased capital expenditures.

     NJNG estimates additional MGP remediation expenditures of approximately $8 million during the remainder of fiscal 2004. (See Note 6d. – MGP Remediation.)

Financing Activities

     Cash flow used in financing activities totaled $24.5 million for the nine months ended June 30 2004, compared with $95 million in the same period last year. The reduction in the amount of cash available to reduce net debt was due primarily to the decrease in cash flow from operations discussed above and increased capital expenditures.

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

Investing Activities

     Cash used in investing activities totaled $63.3 million for the nine months ended June 30, 2004, compared with $35.2 million in the same period last year. The increase was due primarily to increased investment in NJNG’s pipeline system, the establishment of a construction fund related to NJNG’s EDA financing discussed above, and the construction by CR&R of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II discussed below.

     NJNG’s remaining fiscal 2004 capital expenditures are estimated at $18 million. NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth and general system improvements.

     NJNG’s capital expenditures are expected to increase in 2004 and 2005 from historical levels (approximately $50 million annually for fiscal years 2001 through 2003) due primarily to facilities required to serve a new large firm customer, upgrading NJNG’s system in targeted areas within its service territory and the system integrity and replacement required under federal pipeline safety rulemaking.

     NJRES does not currently anticipate any significant capital expenditures in 2004 and 2005. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile natural gas market, may create significant short-term cash requirements, which will be funded by NJR.

     Retail and Other capital expenditures in fiscal 2004 are primarily related to the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II, which is supported by a 15-year lease with an unaffiliated tenant. Total capital expenditures for the project are estimated at $21.2 million, of which $17.2 million, including real estate commissions, has been expended to date, with an expected completion in the fourth quarter of fiscal 2004. These expenditures will be financed through NJR’s committed credit facility or a construction loan.

Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s):

	S&P	Moody’s
Corporate Rating Commercial Paper Senior Secured Ratings Outlook	A+ A-1 AA- Stable	N/A P-1 Aa3 Stable

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

     The ratings set forth above are not recommendations to buy, sell or hold NJR or NJNG’s securities and are subject to revision or withdrawal at any time. These ratings should be evaluated independently of any other rating.

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

Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of June 30, 2004.

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

Environmental Costs

     NJNG annually, at each fiscal year-end, updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. On the basis of such review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG’s estimate of these liabilities is based upon then currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate.

     Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost would be charged to income. As of June 30, 2004, $50.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at June 30, 2004, is $108.8 million of accrued future remediation costs.

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

     Postretirement employee benefit costs, for example, are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postretirement employee benefit costs. Postretirement employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period, which could result in material changes to net postretirement employee benefit periodic costs and the related liability recognized by NJR.

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

     The regulated and unregulated natural gas businesses of NJR are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, NJR has entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, NJR has well-defined risk management policies and procedures, which include daily monitoring of volumetric limits and monetary guidelines. These policies and procedures are monitored by the Risk Management Committee (RMC). NJR’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility whose recovery of natural gas costs is protected by the BGSS, which utilizes futures, options and swaps to hedge against price fluctuations and consequently, changes in fair market value of these transactions are recorded through a regulatory asset. Second, using futures and swaps, NJRES hedges purchases and sales of storage gas and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge the 10 remaining years of an 18-year fixed-price contract to sell approximately 20.9 Bcf of natural gas (Gas Sale Contract) to a natural gas marketing company.

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

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2003, to June 30, 2004:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	June 30,
	2003	Market Value	Settled	2004
		(Thousands)
NJNG	$(28,870)	$23,493	$1,787	$(7,164)
NJRES	5,784	(22,841)	(17,741)	684
NJR Energy	14,940	2,045	(4,307)	21,292

Total	$(8,146)	$2,697	$(20,261)	$14,812

     There were no contracts originated and valued at fair market value and no changes in methods of valuations during the nine months ended June 30, 2004.

     The following is a summary of fair market value of commodity derivatives at June 30, 2004, by method of valuation and by maturity:

				After
	Remaining	Fiscal	Fiscal	Fiscal	Total
	Fiscal 2004	2005	2006-2008	2008	Fair Value
		(Thousands)
Price based on NYMEX	$15,928	$(10,477)	$(14,703)	$(1,199)	$(10,451)
Price based on over-the-counter published quotations	2,852	8,524	11,303	1,792	24,471
Price based upon models	—	—	792	—	792

Total	$18,780	$(1,953)	$(2,608)	$593	$14,812

     The following is a summary of commodity derivatives by type as of June 30, 2004:

		Volume	Price per	Amounts Included in
		(Bcf)	Mmbtu	Derivatives
			(Thousands)
NJNG
	Futures	58.3	$4.58–$6.59	$22,231
	Options	(12.4)	$3.25–$10.00	(52)
	Swaps	(91.7)	—	(29,343)
NJRES
	Futures	(53.1)	$3.75–$7.09	(2,703)
	Options	—	—	—
	Swaps	12.9	—	3,387
NJR Energy
	Swaps	50.2	—	21,292

Total				$14,812

     NJRES uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at June 30, 2004, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.9 million. The VAR with a 99 percent confidence level and a 10-day holding period was $8.3 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results since actual market fluctuations may differ from forecasted fluctuations.

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

     The RMC continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies, which meets twice a month and among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions, and discusses emerging issues.

     Presented below is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties as of June 30, 2004. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

     NJRES’ counterparty credit exposure as of June 30, 2004, is as follows:

	Gross	Net
	Credit	Credit
	Exposure	Exposure
	(Thousands)
Investment grade	$56,176	$32,415
Non-investment grade	7,808	—
Internally rated investment grade	13,362	10,204
Internally rated non-investment grade	9,519	—

Total	$86,865	$42,619

     NJNG’s counterparty credit exposure as of June 30, 2004, is as follows:

	Gross	Net
	Credit	Credit
	Exposure	Exposure
	(Thousands)
Investment grade	$21,664	$19,668
Non-investment grade	683	—
Internally rated investment grade	1,547	1,363
Internally rated non-investment grade	4,831	—

Total	$28,725	$21,031

     Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then NJR could sustain a loss. This loss would be comprised of the loss on natural gas delivered but not paid for, and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. This loss could have a material impact on NJR’s financial condition, results of operations, or cash flows.

     Interest Rate Risk – Long-Term Debt

     At June 30, 2004, the Company (excluding NJNG) had no variable rate long-term debt.

     At June 30, 2004, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.25-percent interest-rate caps through July 2004. On June 22, 2004, NJNG extended this hedge by purchasing 3.5 percent interest-rate caps with several banks effective July 9, 2004, expiring July 2006. If interest rates were to change by 1 percent on the $97 million of variable rate debt at June 30, 2004, NJNG’s annual interest expense, net of tax, would change by $574,000.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6. – Legal and Regulatory Proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF
EQUITY SECURITIES

     In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. As of June 30, 2004, the Company has repurchased 1,609,353 shares of its common stock.

     The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2004:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares (or	Dollar Value) of
			Units) Purchased	Shares (or Units)
			as Part of	That May Yet Be
	(a) Total Number	(b) Average Price	Publicly	Purchased Under
	of Shares (or	Paid per Share	Announced Plans	the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs
4/1/04 – 4/30/04	8,300	$36.65	8,300	390,647
5/1/04 – 5/31/04	—	—	—	390,647
6/1/04 – 6/30/04	—	—	—	390,647

Total	8,300	$36.65	8,300	390,647

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

     (b) Reports on Form 8-K

     On April 2, 2004, a report on Form 8-K was filed by NJR furnishing under Item 5 information regarding the reclassification of Asset Retirement Obligations.

     On April 28, 2004, a report on Form 8-K was filed by NJR furnishing under Item 12 information regarding Results of Operations and Financial Condition.

     On May 3, 2004, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

     On June 3, 2004, a report on Form 8-K was filed by the Company furnishing under Item 9 information disclosed pursuant to Regulation FD.

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

NEW JERSEY RESOURCES

Date: August 6, 2004	/s/ Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer