Form 10-K
period 2004-09-30
NEW JERSEY RESOURCES CORP
filed 2004-12-01
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

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

YES: ☒             No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).

YES: ☒             No: ☐

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,035,124,045 based on the closing price of $37.80 per share on March 31, 2004.

The number of shares outstanding of $2.50 par value Common Stock as of November 18, 2004, was 27,832,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners to be held January 19, 2005, to be filed on or about December 17, 2004, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources

i

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.–Business, under the captions “Natural Gas Distribution–General; –Gas Supply; –Regulation and Rates”; and “Environment,” and Item 3.–“Legal Proceedings,” and in Part II including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial results, capital requirements and other matters for fiscal 2005 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices, the impact of the Company’s risk management efforts, conversion activity and other marketing efforts, the actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the outcome and prosecution of litigation, the disallowance of recovery of environmental remediation expenditures, other regulatory changes and changes in and levels of interest rates.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources (NJR or the Company) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey and in states from the Gulf Coast to New England, and Canada. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Its subsidiaries and businesses include:

1)               New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to more than 450,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

2)               NJR Energy Services (NJRES), formed in 1996 to provide unregulated wholesale energy services.

3)               Retail and Other operations, which include the following companies:

a.)            NJR Retail Holdings (Retail Holdings), a subholding company of NJR formed in November 2001 as an unregulated affiliate to consolidate the Company’s unregulated retail operations. Retail Holdings includes the following wholly owned subsidiary:

NJR Home Services (NJRHS), a company formed in August 1998 to provide appliance service repair and contract services. In fiscal 2001, NJNG transferred its appliance service business to NJRHS. NJR Plumbing Services, a subsidiary of NJRHS, was formed in 2001 to provide plumbing services.

b.)            NJR Capital Services (Capital), a subholding company of NJR formed as an unregulated affiliate to consolidate the Company’s unregulated energy-related and real estate investments. Capital includes the following wholly owned subsidiaries:

Commercial Realty & Resources (CR&R), a company formed in May 1966, which develops commercial real estate.

NJR Investment, a company formed in October 2000 to make certain energy-related equity investments.

NJR Energy Holdings, includes NJR Energy, which invests primarily in energy-related ventures through its operating subsidiary, NJNR Pipeline (Pipeline).

c.)     NJR Service (Service Corp.), an unregulated company formed in August 2000 as a wholly owned subsidiary of NJR, to provide shared administrative services, including corporate communications, financial and administrative, internal audit, legal, human resources and technology for NJR and all subsidiaries of NJR.

BUSINESS SEGMENTS

See Note 11.–Business Segment Data in the accompanying Financial Statements for business segment financial information.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to more than 450,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities, highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 10,635 and 11,044 new customers and added natural gas heat and other services to another 1,267 and 1,266 existing customers in 2004 and 2003, respectively. This annual growth rate of approximately 2.4 percent is expected to continue with projected additions of approximately 21,600 new customers over the next two years. This growth represents an annual increase of approximately 1.8 billion cubic feet (Bcf) in sales to firm customers and $5.6 million in new gross margin, assuming normal weather and usage. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)–Liquidity and Capital Resources–Natural Gas Distribution for a discussion of NJNG’s projected capital expenditure program associated with this growth in 2005 and 2006. Also see Information Concerning Forward-Looking Statements.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. In addition, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG also has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 35 percent of NJNG’s projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and nonpeak sales.

Throughput

For the fiscal year ended September 30, 2004, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$496,866	53%	44.1	37%
Commercial and other	118,326	13	10.9	9
Firm transportation	28,987	3	8.4	7
Total residential and commercial	644,179	69	63.4	53
Interruptible	9,575	1	8.9	8
Total system	653,754	70	72.3	61
Incentive programs	275,148	30	47.1	39
Total	$928,902	100%	119.4	100%

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

See MD&A–Natural Gas Distribution Operations for a discussion of gas and transportation sales. Also see Item 6.–Selected Financial Data–Operating Statistics (NJNG Only) for information on operating revenues and throughput for the past six years. One customer represented more than 10 percent of total NJNG operating revenue. This revenue is associated with NJNG’s margin-sharing programs, and therefore management believes that the loss of this customer would not have a material adverse effect on its financial position, results of operations or cash flows.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A–Liquidity and Capital Resources for a discussion of the impact of seasonality on cash flow.

The impact of weather on the level and timing of NJNG’s revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal, or 20-year-average, weather. On October 22, 2003, the New Jersey Board of Public Utilities (BPU) approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more reflective of the actual impact of weather. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A–Natural Gas Distribution Operations and Note 7.–Regulatory Issues in the accompanying Financial Statements for additional information with regard to the WNC.

Gas Supply

1) Firm Natural Gas Supplies

NJNG currently purchases a diverse gas supply consisting of long-term (over seven months), winter-term (for the five winter months), and short-term contracts within its portfolio. In 2004, NJNG purchased gas from 89 suppliers under contracts ranging from one day to 10 years. In 2004, NJNG purchased approximately 16 percent of its natural gas from OGE Energy Resources Inc., 15 percent from Alberta Northeast Gas Limited and 12 percent from Atmos Energy Marketing. No other supplier provided more than 10 percent of NJNG’s natural gas supplies. NJNG believes the loss of any one or all of these suppliers will not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

2) Firm Transportation and Storage Capacity

In order to deliver the above natural gas supplies, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at eight city gate stations located in Middlesex, Morris and Passaic counties in New Jersey.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum Daily Deliverability (dths)	Expiration Date
Texas Eastern Transmission, L.P.	404,949	Various dates between 2006 and 2012
Iroquois Gas Transmission System, L.P.	40,468	2011
Tennessee Gas Pipeline Co.	35,894	2008
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2005 and 2014
Columbia Gas Transmission Corp.	10,000	2009
	513,842

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

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity, and the contract expiration dates are as follows:

Pipeline	Maximum Daily Deliverability (dths)	Expiration Date
Texas Eastern Transmission, L.P.	94,557	Various dates between 2007 and 2010
Transcontinental Gas Pipe Line Corp.	8,384	2006
	102,941

NJNG also has storage contracts with Dominion Transmission Corporation (maximum daily deliverability of 103,661 dths) with primary expiration dates between 2011 and 2012, along with the Stagecoach Natural Gas Storage Project (Stagecoach) (maximum daily deliverability of 36,248 Dths), which expires in 2008. See Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements. Both Dominion Transmission Corporation and Stagecoach utilize NJNG’s transportation contracts to transport gas from their storage fields to its city gate.

NJNG, at its discretion, has the right to extend its transportation and storage capacity contracts over various renewal periods.

3) Peaking Supply

To meet its winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities. See Item 2.–Properties–NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 dths per day, which represents approximately 19 percent of its peak day sendout.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

4) Basic Gas Supply Service

Wholesale natural gas prices remain volatile. NJNG has mitigated the impact of these volatile price changes on customers through the use of hedging instruments, which are part of its financial risk management program, and its Basic Gas Supply Service (BGSS). See Note 7.–Regulatory Issues in the accompanying Financial Statements for a discussion of NJNG’s BGSS, which provides for the recovery of these commodity costs.

5) Future Supplies

NJNG expects to meet the current level of its natural gas requirements for existing and projected firm customers into the foreseeable future. Nonetheless, NJNG’s ability to provide supply for its present and projected sales will depend upon its suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s city gate stations, competition for the acquisition of natural gas, priority allocations, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. (See Item 1.–Competition.) If NJNG’s long-term natural gas requirements change, NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers.

Regulation and Rates

1) State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety and the sale or encumbrance of its properties.

See Note 7.–Regulatory Issues in the accompanying Financial Statements for additional information regarding NJNG’s rate proceedings.

2) Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas, which affects NJNG’s agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, natural gas enjoys an advantage over alternate fuels as the preferred choice of fuels in over 95 percent of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and while NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. At September 30, 2004, NJNG had 12,619 residential and 3,768 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity and thus fully meet its contract obligations.

In December 2000, the BPU issued a written order that resolved a customer account service proceeding and approved the transfer of NJNG’s existing appliance service business to NJRHS, an unregulated subsidiary of the Company. During the customer account services proceedings, the BPU noted that issues relating to the provision of services such as metering and competitive billing would be reviewed in the future. Based on the belief that there is little interest among third-party suppliers in competitive customer account services, the BPU staff recommended that further review be deferred until the competitive energy market is more developed.

In June 2001, the BPU initiated a proceeding to review the provision of BGSS. In that proceeding, NJNG submitted a BGSS proposal in July 2001 to offer customers additional choices, including various pricing options. In January 2002, the BPU issued an order that stated that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. On October 22, 2003, the BPU approved a stipulation whereby the parties agreed to develop a commodity-pooling program to provide an additional pricing option for NJNG customers.

ENERGY SERVICES

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls, as well as providing asset management services to customers in states from the Gulf Coast and Mid-Continent to New England, and Canada.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This provides customers with better pricing and allows NJRES to extract more value from its portfolio of storage and transportation capacity. In addition, these customers have come to rely on NJRES’ reliability, which is in part due to the ability to deliver from a firm supply source.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Gulf Coast, Mid-Continent, Appalachia and Eastern Canada, which provides the opportunity to realize value when there are changing prices between these areas and when prices change between time periods. Gross margin is typically created by participating in transactions that maximize the economic differential between varying markets and time horizons. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees, less natural gas costs.

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

NJRES’ portfolio management customers include nonaffiliated utilities, electric generation plants and Stagecoach. See Item 3.–Legal Proceedings–Stagecoach Marketing Agreement. Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, the supply of base gas to the facility, monthly billing and back-office functions, in addition to other services. NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms. NJRES estimates that its management fees represent approximately 15-20 percent of its annual gross margin.

In 2004, Energy Services had one customer who represented more than 10 percent of their total revenue. This revenue is derived from market-based transactions, and therefore management believes that the loss of this customer would not have a material adverse effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

See MD&A–Energy Services Operations for a discussion of financial results.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

NJR Investment, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the Company and all of its subsidiaries.

As of September 30, 2004, CR&R’s real estate portfolio consisted of a fully occupied, 4,000-square-foot building, a 200,000-square-foot building supported by a 15-year lease, which became occupied in October 2004, and 151 acres of undeveloped land.

NJR Energy’s continuing operations consist primarily of Pipeline’s 3.3 percent equity investment in Iroquois, which is a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines.

See Item 2.–Properties–Retail and Other for additional information regarding CR&R’s remaining real estate assets.

See MD&A–Retail and Other Operations for a discussion of financial results.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

See Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements for information with respect to environmental matters involving material expenditures for the remediation of manufactured gas plant (MGP) sites.

See Item 3.–Legal Proceedings–for additional information regarding environmental activities.

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value of $16.6 million. This land is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the amount of developable yield from the Company’s current estimates, a write-down of the carrying value of the undeveloped land may be required. Based upon the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the carrying value of this land was necessary as of September 30, 2004, as the estimated future cash flows from the development of each site exceeds the current investment in each site.

Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures for compliance with existing environmental laws and regulations, other than the remediation of the MGP sites discussed in Item 3–Legal Proceedings and Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements, which would have a material effect upon the capital expenditures, results of operations or competitive position of the Company or its subsidiaries.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

EMPLOYEE RELATIONS

The Company and its subsidiaries had 789 and 797 employees at September 30, 2004 and 2003, respectively. NJNG had 378 and 380 union employees at September 30, 2004 and 2003, respectively. NJRHS had 86 and 88 union employees at September 30, 2004 and 2003, respectively. In December 2003, NJNG reached an agreement with Local 1820, of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, on a 5-year collective bargaining agreement which provides, among other things, for annual base wage increases of 3.25 percent, 3.5 percent, 3.5 percent, 3.75 percent and 4 percent, effective December 4, 2003, 2004, 2005, 2006 and 2007, respectively. In April 2003, NJRHS reached an agreement with the IBEW on a 4-year collective bargaining agreement, which provided, among other things, for an annual increase in base wages of 2.5 percent. Effective April 3, 2004, the annual increase in wages was 3 percent with an additional 0.5 percent in incentive compensation if certain performance measures are met. Effective April 3, 2005 and 2006, the annual increase in wages will be 3 percent.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

NJNG owns approximately 6,300 miles of distribution main, 6,200 miles of service main, 208 miles of transmission main and approximately 464,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an estimated maximum capacity of 19,200 and 150,000 dths per day, respectively. These facilities are used for peaking supply and emergencies.

NJNG owns four service centers in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, customer service offices in Asbury Park, Monmouth County, and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to Harris Trust and Savings Bank, Chicago, Illinois, dated April 1, 1952, as amended by 30 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $205 million at September 30, 2004. In addition, under the terms of its Indenture, NJNG could have issued approximately $280 million of additional first mortgage bonds as of September 30, 2004.

See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions in the accompanying Financial Statements for additional information regarding NJNG’s bonded debt.

New Jersey Resources
Part I

ITEM 2. PROPERTIES (Continued)

Retail and Other (All properties are in New Jersey)

At September 30, 2004, CR&R owned 151 acres of undeveloped land, one fully occupied building totaling approximately 4,000 square feet and a 200,000-square-foot building supported by a 15-year lease with an unaffiliated company, which became occupied in October 2004. The tenant of the 200,000-square-foot building located in the Monmouth Shores Corporate Office Park II has notified CR&R of its intention to exercise its option to purchase this building, which is expected to close in the first fiscal quarter of 2005. See MD&A–Cash Flows for additional information.

See Item 1.–Environment for a discussion of regulatory matters concerning undeveloped land owned by CR&R.

NJRHS leases service centers in Dover Township, Morris County, and Tinton Falls, Monmouth County.

NJR Energy has less than 1 percent ownership interest in Capstone Turbine Corporation, a developer of energy-efficient, natural gas-fired microturbines that produce electricity. Pipeline has a 3.3 percent equity interest in Iroquois.

Capital Expenditure Program

See MD&A–Cash Flows for a discussion of anticipated 2005 and 2006 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner, Jersey Central Power & Light Company (JCP&L), now owned by FirstEnergy Corporation (FirstEnergy), and operator of 10 of the MGP sites. In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites. On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby NJNG has ownership of two sites and JCP&L has ownership of eight sites. NJNG continues to participate in the investigation and remedial

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $16.6 million annually, which recognizes remediation expenditures through June 30, 2002. As of September 30, 2004, $58.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 1.–Regulatory Assets and Liabilities and Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements.)

In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. A status conference was held in November 2004 and the parties will report back to the court after a principal-to-principal conference in December 2004. No assurance can be given as to the ultimate resolution of this matter.

NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be reached with the NJDEP. NJNG anticipates any settlement costs to be recoverable through either insurance policies or the remediation rider.

Long Branch MGP Site Litigation

Since July 2003, a series of complaints, now 324 in total, have been filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation for centralized case management purposes and transferred to the Bergen County Law Division.

Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be definitively quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages and punitive damages. Plaintiffs’ counsel is in the process of filing “short form” complaints, which will more

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

clearly delineate the claims and relief sought by individual plaintiffs. However, at present there are approximately 100 claims for personal injuries and about 25 claims for actual property damage, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.

JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

The court has ordered a litigation schedule, which requires that the parties complete all fact and expert discovery on all 324 cases by May 2005. That schedule also includes an anticipated initial trial date of October 3, 2005. The parties have begun discussions to determine if some or all of the claims of plaintiffs may be amenable to mediation.

The Company’s insurance carriers have been notified of the claims, and its insurer, under an Environmental Response Compensation and Liability Policy, has agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. (See Kemper Insurance Company Litigation below).

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

Kemper Insurance Company Litigation

In October 2004, NJNG instituted suit for declaratory relief against Kemper Insurance Company (Kemper) in the Superior Court of New Jersey. Kemper provided Environmental Response, Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all of its future obligations is uncertain. The Company believes that, with the exception of the liability of punitive damages, any costs associated with Kemper’s failure to meet its future obligations may be recovered through the remediation rider. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Stagecoach Marketing Agreement

During the quarter ended on June 30, 2004, a dispute arose between NJRES and eCORP Marketing, LLC, (eCORP Marketing), the counterparty to the marketing agreement covering Stagecoach. Stagecoach is a high injection/high withdrawal natural gas storage facility in

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

New York. Under the marketing agreement, NJRES was appointed the exclusive marketing agent for the Stagecoach Project, and NJRES is obligated to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003 to March 31, 2012. Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that any potential purchase obligation in the Stagecoach agreement will result in any future material losses. Pursuant to the terms of the marketing agreement, in an attempt to resolve the dispute, the parties entered into a confidential mediation process. The mediation was unsuccessful, and on September 8, 2004, NJRES filed a complaint in the United States District Court for the Southern District of New York claiming that eCORP Marketing had breached the Marketing Agreement. On September 15, 2004, eCORP Marketing moved to dismiss the complaint. On September 22, 2004, the Court denied eCORP Marketing’s motion to dismiss. On October 12, 2004, eCORP Marketing filed a motion to dismiss or, in the alternative, stay the complaint. This motion is still pending disposition.

On September 21, 2004, eCORP Marketing filed a third-party complaint in the New York State Supreme Court wherein it alleges breach of contract against NJRES and its affiliate, NJNG. That third-party complaint was joined with the existing litigation between AIG Highstar Capital, L.P., a creditor of the Stagecoach Project and eCORP Marketing. eCORP Marketing’s third-party complaint was removed to the Southern District Court of New York on September 22, 2004. On October 22, 2004, eCORP Marketing filed a motion to remand the third-party complaint to the Supreme Court of New York. This motion is still pending disposition. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Various

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in Note. 10–Commitments and Contingent Liabilities in the accompanying Financial Statements, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

New Jersey Resources
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. The stock appears as NewJerRes or NJRsc in the stock tables in many daily newspapers and business publications. At September 30, 2004, NJR had 17,684 holders of record of its common stock.

NJR’s common stock high and low sales prices as reported in The Wall Street Journal and dividends paid per share were as follows:

	2004		2003		Dividends Paid
	High	Low	High	Low	2004	2003
Fiscal Quarter
First	$39.54	$35.76	$33.60	$29.52	$.31	$.30
Second	$40.00	$36.80	$33.70	$30.01	$.325	$.31
Third	$42.00	$36.50	$36.60	$32.25	$.325	$.31
Fourth	$42.40	$39.54	$37.36	$33.70	$.325	$.31

See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions in the accompanying Financial Statements for additional information pertaining to dividend restrictions.

In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. As of September 30, 2004, the Company has repurchased 1,609,353 shares of its common stock.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2004:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
7/1/04 – 7/31/04	-	-	-	390,647
8/1/04 – 8/31/04	-	-	-	390,647
9/1/04 – 9/30/04	-	-	-	390,647
Total	-	-	-	390,647

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2004	2003	2002	2001	2000	1999
SELECTED FINANCIAL DATA
Operating Revenues	$2,533,607	$2,542,865	$1,830,033	$2,047,080	$1,163,409	$903,670
Operating Expenses
Gas purchases	2,213,374	2,238,394	1,566,467	1,782,840	919,903	669,835
Operation and maintenance	101,118	101,438	87,499	84,445	80,475	79,126
Regulatory rider expenses	9,540	4,592	4,147	4,903	4,415	1,793
Depreciation and amortization	32,449	31,965	31,844	32,530	30,997	29,455
Energy and other taxes	49,908	46,639	36,792	43,770	34,842	36,071
Total operating expenses	2,406,389	2,423,028	1,726,749	1,948,488	1,070,632	816,280
Operating Income	127,218	119,837	103,284	98,592	92,777	87,390
Other income	5,696	2,029	6,040	7,667	3,056	4,228
Interest charges, net	15,395	13,992	16,556	19,705	18,750	19,977
Income before Income Taxes	117,519	107,874	92,768	86,554	77,083	71,641
Income tax provision	45,945	42,462	35,924	32,891	29,147	26,835
Income before Accounting Change	71,574	65,412	56,844	53,663	47,936	44,806
Cumulative effect of a change in accounting, net	—	—	—	(1,347)	—	—
Income from Continuing Operations	71,574	65,412	56,844	52,316	47,936	44,806
Income from discontinued operations, net	—	—	—	—	828	—
Net Income	$71,574	$65,412	$56,844	$52,316	$48,764	$44,806
CAPITALIZATION
Common stock equity	$467,917	$418,941	$361,453	$352,069	$328,128	$302,169
Redeemable preferred stock	—	—	295	298	400	520
Long-term debt	315,887	257,899	370,628	353,799	291,528	287,723
Total Capitalization	$783,804	$676,840	$732,376	$706,166	$620,056	$590,412
PROPERTY, PLANT AND EQUIPMENT
Utility plant	$1,148,865	$1,097,591	$1,053,086	$1,016,911	$981,601	$941,490
Accumulated depreciation	(287,146)	(270,673)	(248,980)	(230,373)	(214,158)	(198,695)
Real estate properties and other	24,439	30,999	25,144	26,759	28,016	26,326
Accumulated depreciation	(5,769)	(5,313)	(5,075)	(4,647)	(4,069)	(3,706)
Property, Plant and Equipment, Net	$880,389	$852,604	$824,175	$808,650	$791,390	$765,415
CAPITAL EXPENDITURES
Utility plant	$60,313	$46,653	$42,314	$44,176	$48,826	$48,196
Real estate properties and other	13,304	6,614	924	5,872	2,067	676
Investments available for sale	—	—	—	1,669	250	—
Cost of removal	5,042	4,308	4,715	5,629	5,401	5,362
Total Capital Expenditures	$78,659	$57,575	$47,953	$57,346	$56,544	$54,234
Total Assets	$1,855,600	1,584,775	$1,455,589	$1,328,618	$1,172,511	$1,030,510

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(Thousands, except per share data)
Fiscal Years Ended September 30,	2004	2003	2002	2001	2000	1999
COMMON STOCK DATA
Earnings per share from continuing operations–Basic	$2.60	$2.41	$2.12	$1.97	$1.81	$1.67
Earnings per share from continuing operations–Diluted	$2.55	$2.38	$2.09	$1.95	$1.79	$1.67
Earnings per share–Basic	$2.60	$2.41	$2.12	$1.97	$1.84	$1.67
Earnings per share–Diluted	$2.55	$2.38	$2.09	$1.95	$1.82	$1.67
Dividends declared per share	$1.30	$1.24	$1.20	$1.17	$1.15	$1.13
Payout ratio (a)	50%	51%	57%	59%	64%	68%
Market price at year-end	$41.40	$36.04	$32.90	$29.47	$27.09	$26.67
Dividend yield at year-end	3.1%	3.4%	3.6%	4.0%	4.2%	4.2%
Price-earnings ratio	16	15	16	15	15	16
Book value per share	$16.87	$15.38	$13.43	$13.20	$12.43	$11.35
Market-to-book ratio at year-end	2.5	2.3	2.5	2.2	2.2	2.3
Shares outstanding at year-end	27,741	27,233	26,917	26,664	26,391	26,612
Average shares outstanding–Basic	27,530	27,095	26,860	26,598	26,547	26,778
Average shares outstanding–Diluted	28,053	27,532	27,168	26,801	26,733	26,976
Return on average equity (a) (b)	15.6%	15.9%	15.3%	15.3%	14.8%	14.5%

(a)    Continuing operations.

(b)    Excluding accumulated other comprehensive income.

All common share and earnings-per-share data have been restated for a 3-for-2 stock split, which became effective in March 2002.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

OPERATING STATISTICS (NJNG ONLY)

Fiscal Years Ended September 30,	2004		2003		2002		2001		2000	1999
Operating Revenues (Thousands)
Residential	$496,866		$433,634		$359,022		$404,539		$299,279	$299,464
Commercial and other	118,326		99,587		84,449		99,518		68,080	65,374
Firm transportation	28,987		34,682		24,455		31,292		37,101	33,319
Total residential and commercial	644,179		567,903		467,926		535,349		404,460	398,157
Interruptible	9,575		8,406		12,608		11,788		7,775	7,558
Total system	653,754		576,309		480,534		547,137		412,235	405,715
Incentive programs	275,148		183,569		294,007		462,340		324,676	228,849
Total Operating Revenues	$928,902		$759,878		$774,541		$1,009,477		$736,911	$634,564
Throughput (Bcf)
Residential	44.1		46.2		35.3		41.0		35.1	33.7
Commercial and other	10.9		10.9		8.7		10.5		8.5	7.8
Firm transportation	8.4		10.4		7.0		9.3		10.6	9.4
Total residential and commercial	63.4		67.5		51.0		60.8		54.2	50.9
Interruptible	8.9		7.4		11.1		11.7		9.6	9.8
Total system	72.3		74.9		62.1		72.5		63.8	60.7
Incentive programs	47.1		35.8		96.5		88.4		132.2	143.7
Total Throughput	119.4		110.7		158.6		160.9		196.0	204.4
Customers at Year-End
Residential	410,005		397,584		390,681		378,803		351,044	338,810
Commercial and other	27,718		26,313		25,564		25,417		24,122	22,553
Firm transportation	16,387		19,867		17,811		18,879		34,573	35,900
Total residential and commercial	454,110		443,764		434,056		423,099		409,739	397,263
Interruptible	63		51		51		53		52	51
Incentive programs	35		25		34		30		26	28
Total Customers at Year-End	454,208		443,840		434,141		423,182		409,817	397,342
Interest Coverage Ratio	7.38		7.65		6.18		5.23		5.12	4.89
Average Therm Use per Customer
Residential	1,079		1,178		895		1,109		1,011	990
Commercial and other	5,646		6,182		4,962		5,961		5,573	5,311
Degree Days	4,810		5,354		3,964		5,070		4,564	4,470
Weather as a Percent of Normal	99%		111%		83%		105%		94%	92%
Number of Employees	539	(1)	551	(1)	547	(1)	542	(1)	728	739

(1)             Reflects transfer of employees to NJRHS and NJR Service in 2001.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in the state of New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility, which provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated wholesale energy services. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

(Thousands)	2004		2003
Net Income
Natural Gas Distribution	$55,524	78%	$52,977	81%
Energy Services	13,572	19	11,410	17
Retail and Other	2,478	3	1,025	2
Total	$71,574	100%	$65,412	100%

(Thousands)	2004		2003
Assets
Natural Gas Distribution	$1,353,224	73%	$1,299,690	82%
Energy Services	397,741	21	213,253	13
Retail and Other	104,635	6	71,832	5
Total	$1,855,600	100%	$1,584,775	100%

Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 10 years through several key initiatives including:

•       Managing its customer growth, which is expected to total about 2.4 percent annually.

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

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Item 3.–Legal Proceedings–Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties. See Item 3.–Legal Proceedings–Stagecoach Marketing Agreement.

In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.

In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather, which affect customer usage patterns, can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a recently negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of NJR’s working capital requirements, significant changes in interest rates can also impact NJR’s results.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

Management believes that it exercises good judgment in selecting and applying accounting principles. The consolidated financial statements of NJR include estimates, and actual results in the future may differ from such estimates. NJR’s critical accounting policies are described below.

Regulatory Assets and Liabilities

NJR’s largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) and, consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s Basic Gas Supply Service (BGSS) requires it to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such projected costs as compared with the costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, and the WNC, which are also subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

Derivatives

Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of September 30, 2004.

The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In providing its unregulated wholesale energy services, NJRES enters into physical contracts to buy and sell natural gas. These contracts qualify as normal purchases and sales under SFAS 133, in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJRES over a reasonable period of time in the normal course of business. Accordingly, NJRES accounts for these contracts under settlement accounting.

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. Based on the review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG’s estimate of these liabilities is based upon then currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate.

Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since NJNG believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost would be charged to income. As of September 30, 2004, $58.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at September 30, 2004, are $92.9 million of accrued future remediation costs.

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

Postretirement employee benefit costs, for example, are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The following is a summary of a sensitivity analysis for each actuarial assumption.

Pension Plans

Actuarial Assumptions	Current	Increase	Estimated Decrease on PBO (Thousands)	Estimated Decrease to Expense (Thousands)
Discount rate	6.00%	1.00%	$11,500	$984
Rate of return on plan assets	9.00%	1.00%	n/a	$730

Other Postretirement Benefits

Actuarial Assumptions	Current	Increase	Estimated Decrease on PBO (Thousands)	Estimated Decrease to Expense (Thousands)
Discount rate	6.00%	1.00%	$5,100	$400
Rate of return on plan assets	8.50%	1.00%	n/a	$100

New Accounting Policies

The Company did not change any of its existing accounting policies in 2004. The Company has discussed new accounting standards and their impact or potential impact in Note 1.–Summary of Significant Accounting Policies–New Accounting Standards.

Results of Operations

Consolidated

Net income increased 9.5 percent to $71.6 million in 2004, 15 percent to $65.4 million in 2003 and 8.6 percent to $56.8 million in 2002. The increase in 2004 was attributable primarily to higher gross margin at NJRES generated from its portfolio of storage and transportation capacity as well as higher

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

management fees, and continued customer growth at NJNG, which more than offset the impact of last year’s colder-than-normal weather. The increase in 2003 was attributable to continued profitable customer growth in NJNG, colder weather and higher wholesale marketing results at NJRES.

Dividends declared per share increased 4.8 percent to $1.30 in 2004, 3.3 percent to $1.24 in 2003 and 2.6 percent to $1.20 in 2002.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 450,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to manage its growth without filing traditional base rate cases in order to provide competitive prices to its customers.

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued an order to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) service prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the transportation of natural gas to its customers. In January 2002, the BPU ordered that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

NJNG’s financial results are summarized as follows:

(Thousands)	2004	2003	2002
Revenue	$928,902	$759,878	$774,541
Gross margin
Residential and commercial	$178,871	$174,922	$164,407
Transportation	24,928	30,081	21,976
Total firm gross margin	203,799	205,003	186,383
Incentive programs	5,832	5,422	4,708
Interruptible	1,145	677	581
Total gross margin	210,776	211,102	191,672
Operation and maintenance expense	77,442	79,963	69,358
Depreciation and amortization	31,776	31,192	31,044
Other taxes not reflected in gross margin	2,735	2,539	2,387
Operating income	$98,823	$97,408	$88,883
Other income	$4,434	$1,130	$3,281
Interest charges, net	$12,775	$11,635	$13,577
Net income	$55,524	$52,977	$48,401

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS in subsequent years. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $45.2 million, $42.4 million and $32.7 million for the years ended 2004, 2003 and 2002, respectively. The increases each year were due primarily to the corresponding increases in revenues. Regulatory rider expenses totaled $9.5 million, $4.6 million and $4.1 million for the years ended 2004, 2003 and 2002, respectively. The increases were due primarily to higher rates associated with the Universal Service Fund.

Firm Gross Margin

Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations.

Customers switching between sales service and transportation service affect the components of gross margin from firm customers. NJNG’s total gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Total firm gross margin decreased $1.2 million, or less than 1 percent, in 2004, due primarily to 10.2 percent warmer weather compared with 2003, which was partially offset by continued customer growth. Total firm gross margin increased $18.6 million, or 10 percent, in 2003 due primarily to

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

35 percent colder weather compared with 2002 and continued customer growth, which more than offset the impact of the WNC.

NJNG added 10,635 and 11,044 new customers and added natural gas heat and other services to another 1,267 and 1,266 existing customers in 2004 and 2003, respectively. This customer growth represents an estimated annual increase of approximately 1.8 billion cubic feet (Bcf) in sales to firm customers, assuming normal weather.

The weather in 2004 was 1.1 percent warmer than normal, which resulted in no deferral or accrual of any gross margin to customers under the WNC. In accordance with a BPU order, NJNG applied a $4.5 million cumulative WNC credit, during 2004, to other clauses that are were in an underrecovered position. The weather in 2003 was 13 percent colder than normal, which, in accordance with the WNC, resulted in the deferral of $9 million of gross margin to be credited in the future to NJNG’s customers. NJNG estimates that in 2003 the colder weather resulted in approximately $3.4 million of additional gross margin beyond the amount captured in the WNC. The weather in 2002 was 17 percent warmer than normal, which in accordance with the WNC, resulted in the accrual of $16.4 million of gross margin for recovery from customers in the future. NJNG estimates that in 2002, the warm weather resulted in $7.6 million of lost margin beyond the amount captured in the WNC.

Gross margin from sales to residential and commercial customers increased $3.9 million, or 2.3 percent, in 2004 and $10.5 million, or 6.4 percent, in 2003. The increase in 2004 was due primarily to customers switching to firm sales service from transportation and continued customer growth. The increase in 2003 was due primarily to the colder weather and customer additions. Sales to residential and commercial customers were 55 Bcf in 2004, compared with 57.1 Bcf in 2003 and 44 Bcf in 2002.

Gross margin from transportation service decreased $5.2 million, or 17.1 percent, in 2004 and increased $8.1 million, or 37 percent, in 2003. The decrease in 2004 was due primarily to a decrease in customers utilizing the transportation service and warmer weather. The increase in 2003 was due primarily to an increase in customers utilizing the transportation service and colder weather. NJNG transported 8.4 Bcf for its firm customers in 2004, compared with 10.4 Bcf in 2003 and 7 Bcf in 2002.

NJNG had 12,619 and 15,660 residential customers and 3,768 and 4,207 commercial customers using its transportation service at September 30, 2004 and 2003, respectively. The decrease in transportation customers was due primarily to price volatility in the marketplace, which led to a decrease in third-party marketing efforts in NJNG’s service territory.

In 2005 and 2006, NJNG currently expects to add approximately 10,800 new customers each year and convert an additional 950 existing customers each year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.4 percent and result in an estimated sales increase of approximately 1.8 Bcf annually, assuming normal weather and average use. It is believed that this growth would increase gross margin under present base rates by approximately $5.6 million annually.

These growth expectations are based upon management’s review of local planning board data, recent market research performed by third parties, builder surveys and studies of population growth rates in NJNG’s service territory. However, future sales will be affected by the weather, economic conditions in NJNG’s service territory, conversion and conservation activity, the impact of changing

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

from a regulated to a competitive environment, changes in state regulation and other marketing efforts, as has been the case in prior years.

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

The BPU also approved, on October 22, 2003, a pilot for a new storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program, which is subject to review after one year of operation, will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Management believes that this program will be extended through October 31, 2006.

NJNG’s incentive programs totaled 47.1 Bcf and generated $5.8 million of gross margin in 2004, compared with 35.8 Bcf and $5.4 million of gross margin in 2003 and 96.5 Bcf and $4.7 million of gross margin in 2002. The increase in gross margin in 2004 was due primarily to higher off-system sales combined with the new storage incentive program. The increase in gross margin in 2003 was due

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily to the permanent reduction in fixed demand costs, which is part of the portfolio-enhancing program discussed above. The increase in sales in 2004 was due primarily to the optimization of the existing supply portfolio and warmer weather while considering customer supply obligations. The decrease in sales in 2003 was due primarily to the colder weather, which required more of NJNG’s capacity to be used for firm sales.

Interruptible

NJNG serves 63 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 7 percent of total throughput in each of 2004, 2003 and 2002, they accounted for less than 1 percent of the total gross margin in each year due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 2.4 Bcf, 1.1 Bcf and 2.1 Bcf in 2004, 2003 and 2002, respectively. In addition, NJNG transported 6.5 Bcf, 6.3 Bcf and 9 Bcf in 2004, 2003 and 2002, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense decreased $2.5 million, or 3.2 percent, in 2004, compared with last year, due primarily to lower allocation of expenses from affiliated companies as a result of revised allocation factors, and lower fringe benefit and advertising costs. O&M expense increased $10.6 million, or 15.3 percent, in 2003, compared with 2002, due primarily to higher labor, pension, other postretirement benefits, insurance, bad debt and community-related expenses.

Operating Income

Operating income increased $1.4 million, or 1.5 percent, in 2004, compared with last year, due primarily to the lower O&M expense described above. Operating income increased $8.5 million, or 9.6 percent, in 2003, compared with 2002, due primarily to the increase in gross margin described earlier, which more than offset O&M increases that year.

Net Income

Net income increased $2.5 million, or 4.8 percent, in 2004 due primarily to the higher Operating income discussed above and higher Other income. The increase in Other income is due primarily to higher interest income associated with various regulatory riders, which more than offset increased interest expense due to higher average long-term debt outstanding. Net income increased $4.6 million, or 9.5 percent, in 2003 compared with 2002, due primarily to the higher operating income discussed above and lower interest expense. This was partially offset by higher income taxes, caused by the increase in pretax income, and a decrease in deferred carrying costs on regulatory assets, included in Other income, caused by lower interest rates.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Operations

NJRES’ financial results are summarized as follows:

(Thousands)	2004	2003	2002
Operating revenues	$1,582,103	$1,766,265	$1,037,417
Gas purchases	1,549,938	1,740,196	1,020,327
Gross margin	32,165	26,069	17,090
Operation and maintenance expense	6,987	6,324	5,366
Depreciation and amortization	204	189	219
Other taxes	106	102	75
Operating income	$24,868	$19,454	$11,430
Net income	$13,572	$11,410	$6,383

NJRES’ operating revenues decreased $184.2 million, or 10.4 percent, in 2004, due primarily to the inclusion in last year’s results of a relatively large volume, low-margin transportation contract, which expired in March 2003. NJRES’ revenues increased in 2003, due primarily to higher natural gas prices and optimization of storage capacity. Natural gas sold and managed by NJRES totaled 263.3 Bcf in 2004, compared with 311.3 Bcf in 2003 and 332.6 Bcf in 2002. The decrease in 2004 was due primarily to the expiration of the transportation contract described above.

NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs. NJRES’ gross margin increased in 2004, due primarily to sales generated within its portfolio of storage and transportation capacity contracts, as well as higher management fees associated with NJRES’ management of other companies’ storage, transportation and fuel contracts, including the Stagecoach Natural Gas Storage Project (Stagecoach). (See Item. 3–Legal Proceedings–Stagecoach Marketing Agreement.) NJRES’ net income increased in 2004, due primarily to the higher gross margin discussed above, which more than offset increased O&M expenses related to higher allocation expenses from affiliated companies, as a result of revised allocation factors, and higher labor and legal expenses.

NJRES’ gross margin, operating income and net income increased in 2003, due primarily to volatile wholesale prices, which contributed to increased basis (i.e., capacity), financial and daily commodity-marketing margins. These increases more than offset higher O&M expenses, primarily related to labor costs and a higher provision for doubtful accounts.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market, continued access to the capital markets and the continuation of the Stagecoach Marketing Agreement. (See Item. 3–Legal Proceedings–Stagecoach Marketing Agreement.)

Retail and Other Operations

The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 144,000 customers; CR&R, which develops commercial

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

real estate; and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation; and the Iroquois Gas Transmission System, L.P. (Iroquois).

The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)	2004	2003	2002
Operating revenues	$22,698	$20,413	$18,240
Other income	$2,029	$705	$2,920
Net income	$2,478	$1,025	$2,060

Retail and Other operating revenues increased $2.3 million, or 11.2 percent, in 2004, due primarily to increased appliance service and installation business at NJRHS. Retail and Other operating revenues increased in 2003, due primarily to increased installation business at NJRHS.

Other income includes the amortization of a gain related to the sale-leaseback of a building, discussed below, and earnings generated from NJR Energy’s equity investment in Iroquois. Other income increased in 2004, due primarily to higher results at Iroquois and a pretax loss of $570,000 on the sale of equity investments incurred in 2003. Other income decreased in 2003, due primarily to a $885,000 pretax gain associated with the sale of a 20,000-square-foot building by CR&R in 2002, combined with higher donations to community, civic and educational initiatives in 2003.

In 1996, CR&R entered into a sale-leaseback transaction that generated a pretax gain of $17.8 million, which is included in Deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement and continues to occupy a majority of the space in the building.

Net income increased in 2004, due primarily to improved results in the appliance service business at NJRHS and higher results at Iroquois. Net income decreased in 2003, due primarily to lower Other income discussed above.

Liquidity and Capital Resources

Consolidated

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure at September 30 was as follows:

	2004	2003
Common stock equity	44%	48%
Long-term debt	29	30
Short-term debt	27	22
Total	100%	100%

New Jersey Resources
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP). The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

The Company currently has a 2 million share repurchase plan. As of September 30, 2004, the Company has repurchased 1,609,353 shares of its common stock at a cost of $57.2 million.

The increase in short-term debt at September 30, 2004, was due primarily to higher working capital requirements caused by an increase in wholesale natural gas prices.

In October 2004, NJR entered into agreements with several banks, providing $50 million of uncommitted credit facilities to meet NJRES’ rising working capital requirements caused by rising wholesale natural gas futures prices.

In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility expiring January 2006. This facility provides liquidity to meet working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facility or the October 2004 agreements with banks.

NJR intends to replace its credit facilities with a new long-term syndicated committed bank agreement in December 2004.

In December 2003, NJNG entered into a $225 million committed credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility expiring January 2006.

NJNG intends to replace its credit facilities with a new long-term syndicated committed bank agreement in December 2004.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. NJNG does not guarantee or otherwise directly support the debt of NJR. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains a committed credit facility totaling $225 million, discussed earlier.

NJR had borrowings of $152.1 million and $42.3 million at September 30, 2004 and 2003, respectively, under NJR’s committed credit facilities to fund the debt requirements of its unregulated subsidiaries and its working capital and investment activity. NJNG had $107.6 million and $158.5 million of commercial paper borrowings supported by NJNG’s committed credit facilities at September 30, 2004 and 2003, respectively.

Financial covenants contained in these credit facilities include a maximum debt-to-total capitalization of 65 percent and a minimum interest coverage of 2.5 times. At September 30, 2004, the debt-to-total capitalization was 57 percent, and for the year ended September 30, 2004, the interest coverage was 11 times.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
		Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt *	422,775	35,516	21,030	73,798	292,431
Capital lease obligations *	86,382	6,178	12,695	12,695	54,814
Operating leases *	9,580	3,020	4,325	1,640	595
Short-term debt	259,700	259,700	—	—	—
Construction obligations	6,037	6,037	—	—	—
Potential storage obligations	96,806	—	8,760	33,056	54,990
Natural gas supply purchase obligations	1,088,476	554,454	295,965	122,392	115,665
Total contractual cash obligations	1,969,756	864,905	342,775	243,581	518,495

* These obligations include interest.

As of September 30, 2004, there were NJR guarantees covering approximately $181 million of natural gas purchases and demand fee commitments of NJRES, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

In June 2004, NJNG issued a $20 million letter of credit in conjunction with a long-term swap agreement, which will expire in December 2004. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit would be drawn upon by the counterparty.

The Company was not required to contribute, nor made any contributions, to its pension plans during fiscal 2004. The Company is not currently required to make minimum pension funding contributions during fiscal 2005. If market performance is less than anticipated, additional funding may be required.

For the year ended September 30, 2004, $12.6 million of tax-deductible contributions were made to the Other Postretirement Benefit (OPEB) plans, of which $10 million was optional. Additional contributions may be made based on market conditions and the validity of various assumptions made in the determination of such benefits.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

Operating Activities

Cash flow used in operating activities totaled $49 million in 2004, compared with cash flow from operations of $92.1 million and $46.2 million in 2003 and 2002, respectively. The decrease in 2004 was due primarily to the increase in working capital requirements associated with the increase in wholesale natural gas prices and volumes of natural gas in storage, which caused higher natural gas inventory balances, additional margin requirements associated with NJRES’ hedging activity and increased receivable balances. The additional working capital requirements more than offset higher net income and depreciation. The increase in 2003 was due primarily to higher net income and lower prepaid demand fees.

Financing Activities

Cash flow from financing activities totaled $138.7 million in 2004, compared with cash flow used in financing activities of $35.1 million and $9.1 million in 2003 and 2002, respectively. The increase in 2004 was due primarily to the issuance of both long- and short-term debt of $155.9 million. The increase in short-term debt was due primarily to the working capital requirements associated with higher wholesale natural gas prices discussed above. The decrease in 2003 was due primarily to a net reduction of short- and long-term debt of $16.6 million. This change was due primarily to higher cash flow from operations, which more than offset increased capital expenditures.

In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and 4.77 percent interest rate and NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and 3.75 percent interest rate. Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR notes.

In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG immediately drew down $4.2 million from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA. (See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions.)

NJNG has received $3.9 million, $5.3 million and $20.6 million in 2004, 2003 and 2002, respectively, related to the sale-leaseback of a portion of its meters.

In November 2002, NJNG redeemed the remaining 2,954 shares of its $100 par 5.65% redeemable preferred stock at a price of $102 per share plus accrued dividends. In December 2002, NJNG retired its 7.5% Series V First Mortgage Bonds of $25 million.

In 2005 and 2006, NJR expects to finance its unregulated operations through its DRP proceeds, bank credit facilities and internally generated cash.

NJNG currently anticipates that its financing requirements in 2005 and 2006 will be met through internally generated cash and the issuance of short- and long-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short- and long-term credit ratings.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

Cash used in investing activities totaled $86.5 million in 2004, compared with $56.5 million and $39.8 million in 2003 and 2002, respectively. The increase in 2004 was due primarily to increased investment in NJNG’s pipeline system, the establishment of a construction fund related to NJNG’s EDA financing discussed above and the construction by CR&R of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II discussed below.

The increase in 2003 was due primarily to construction expenditures related to the 200,000-square-foot build-to-suit project, higher utility plant expenditures and lower proceeds from the sale of assets and equity investments.

The Company’s capital requirements for 2002 through 2004 and projected amounts through 2006 are as follows:

(Thousands)	2006	2005	2004	2003	2002
NJNG	$60,700	$64,300	$65,355	$50,961	$47,029
Energy Services	200	300	38	31	195
Retail and Other	300	600	13,266	6,583	729
Total	$61,200	$65,200	$78,659	$57,575	$47,953

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth and general system improvements. NJNG’s capital expenditures are expected to increase in 2005 and 2006 when compared to the capital spending in 2003 and 2002, due primarily to the upgrading of NJNG’s system in targeted areas within its service territory and the system integrity and replacement needed under pending pipeline safety rulemaking.

NJNG’s MGP expenditures, net of insurance recoveries, are currently expected to total $5.5 million and $17.6 million in 2005 and 2006, respectively. (See Note 10.–Commitments and Contingent Liabilities.)

NJRES does not currently anticipate any significant capital expenditures in 2005 and 2006. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.

Retail and Other capital expenditures in 2004 were primarily related to the construction of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II, which is supported by a 15-year lease with an unaffiliated tenant. The building was occupied in October 2004. Total capital expenditures for this project were $20.3 million. These expenditures were financed through NJR’s committed credit facility. The tenant of the 200,000 square-foot-building located in the Monmouth Shores Corporate Office Park II has notified CR&R of its intention to exercise its option to purchase this building, which is expected to close in the first fiscal quarter of 2005. This sale, if completed, would result in a pretax gain of approximately $10 million.

Retail and Other capital expenditures each year were primarily made in connection with investments made to preserve the value of real estate holdings. At September 30, 2004, CR&R owned

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

151 acres of underdeveloped land, a 4,000-square-foot building and a 200,000-square-foot building. (See Item 2.–Properties). In June 2002, CR&R sold a 20,000-square-foot building, which generated $3.3 million in proceeds and resulted in an $885,000 pretax gain.

Credit Ratings

The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P), and Moody’s Investors Service, Inc. (Moody’s).

	Standard & Poor’s	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Stable	Stable

In September 2003, NJNG received upgrades from both Moody’s and S&P. Moody’s raised the long-term debt rating of NJNG to Aa3 from A2. S&P increased the corporate rating to A+ from A, and its first mortgage bond rating was raised to AA- from A+.

NJNG’s S&P and Moody’s Senior Secured ratings are investment grade ratings and represent the sixth highest rating within the investment grade category. Moody’s and S&P give NJNG’s commercial paper the highest rating within the Commercial Paper investment grade category. Investment grade ratings are generally divided into three groups: high, upper medium and medium. NJNG’s senior secured ratings and the commercial paper ratings fall into the high group. NJR is not a rated entity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by the BGSS. Second, NJRES uses futures and swaps to hedge purchases and sales of natural gas in storage and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell approximately 19.4 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company.

NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sale Contracts. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2003, to September 30, 2004:

(Thousands)	Balance September 30, 2003	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2004
NJNG	$(28,870)	$12,900	$(4,311)	$(11,659)
NJRES	5,784	(47,871)	(23,037)	(19,050)
NJR Energy	14,940	6,454	(5,963)	27,357
Total	$(8,146)	$(28,517)	$(33,311)	$(3,352)

There were no changes in methods of valuations during the year ended September 30, 2004.

The following is a summary of fair market value of commodity derivatives at September 30, 2004, by method of valuation and by maturity:

(Thousands)	2005	2006-2008	After 2008	Total Fair Value
Price based on NYMEX	$(10,221)	$(18,031)	$(4,992)	$(33,244)
Price based on over-the-counter published quotations	9,428	16,471	3,993	29,892
Total	$(793)	$(1,560)	$(999)	$(3,352)

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of commodity derivatives by type as of September 30, 2004:

				Amounts Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)
NJNG	Futures	64.9	$4.60-$ 6.58	$21,571
	Options	(7.2)	$3.25-$10.00	2,311
	Swaps	(108.1)	—	(35,542)
NJRES	Futures	(114.2)	$3.75-$ 7.94	(21,599)
	Swaps	13.6	—	2,549
NJR Energy	Swaps	64.5	—	27,358
Total				$(3,352)

The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at September 30, 2004, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.6 million, of which $587,000 relates to NJNG. The VAR with a 99 percent confidence level and a 10-day holding period was $7.2 million, of which $2.6 million related to NJNG. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

Wholesale Credit Risk

NJNG and NJRES engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits, daily communication with traders regarding credit status, and the use of credit mitigation measures such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

The Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies that meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

Presented below is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2004. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJRES’ counterparty credit exposure as of September 30, 2004, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$77,390	$16,878
Noninvestment grade	2,256	—
Internally rated investment grade	11,185	10,005
Internally rated noninvestment grade	9,599	4,007
Total	$100,430	$30,890

NJNG’s counterparty credit exposure as of September 30, 2004, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$23,946	$14,062
Noninvestment grade	251	113
Internally rated investment grade	30	—
Internally rated noninvestment grade	1,150	—
Total	$25,377	$14,175

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then NJR could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for, and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. This loss could have a material impact on NJR’s financial condition, results of operations or cash flows.

Interest Rate Risk–Long-Term Debt

At September 30, 2004, the Company (excluding NJNG) had no variable-rate, long-term debt.

At September 30, 2004, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps with several banks expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at September 30, 2004, NJNG’s annual interest expense, net of tax, would change by $574,000.

Management intends to continue hedging its tax-exempt, variable-rate debt with an interest-rate cap.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results, due to the capital-intensive and regulated nature of the Company’s principal subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions where appropriate.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the consolidated financial statement schedule listed in the index in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 24, 2004

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)
Fiscal Years Ended September 30,	2004	2003	2002
OPERATING REVENUES	$2,533,607	$2,542,865	$1,830,033
OPERATING EXPENSES
Gas purchases	2,213,374	2,238,394	1,566,467
Operation and maintenance	101,118	101,438	87,499
Regulatory rider expenses	9,540	4,592	4,147
Depreciation and amortization	32,449	31,965	31,844
Energy and other taxes	49,908	46,639	36,792
Total operating expenses	2,406,389	2,423,028	1,726,749
OPERATING INCOME	127,218	119,837	103,284
Other income	5,696	2,029	6,040
Interest charges, net	15,395	13,992	16,556
INCOME BEFORE INCOME TAXES	117,519	107,874	92,768
Income tax provision	45,945	42,462	35,924
NET INCOME	$71,574	$65,412	$56,844
EARNINGS PER COMMON SHARE
BASIC	$2.60	$2.41	$2.12
DILUTED	$2.55	$2.38	$2.09
DIVIDENDS PER COMMON SHARE	$1.30	$1.24	$1.20
AVERAGE SHARES OUTSTANDING
BASIC	27,530	27,095	26,860
DILUTED	28,053	27,532	27,168

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,574	$65,412	$56,844
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	32,449	31,965	31,844
Amortization of deferred charges	1,801	1,801	1,189
Deferred income taxes	3,788	15,221	18,759
Manufactured gas plant remediation costs	(13,976)	(21,322)	(23,363)
Prepaid demand fees	—	—	(10,000)
Changes in:
Working capital	(148,554)	(17,547)	(27,369)
Other noncurrent assets	11,495	21,448	502
Other noncurrent liabilities	(7,579)	(4,842)	(2,241)
Net cash flows from operating activities	(49,002)	92,136	46,165
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	17,922	11,325	11,729
Proceeds from long-term debt	97,000	—	49,375
Proceeds from sale-leaseback transaction	3,941	5,294	20,631
Payments of long-term debt	(2,665)	(132,517)	(1,764)
Purchases of treasury stock	(1,164)	(1,512)	(6,135)
Payments of common stock dividends	(35,269)	(33,245)	(32,012)
Redemption of preferred stock	—	(295)	(3)
Net proceeds (payments) related to short-term debt	58,900	115,900	(50,900)
Net cash flows from financing activities	138,665	(35,050)	(9,079)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(60,313)	(46,653)	(42,314)
Real estate properties and other	(13,304)	(6,614)	(924)
Cost of removal	(5,042)	(4,308)	(4,715)
(Investment in) withdrawal from restricted cash construction fund	(7,800)	—	3,600
Proceeds from sale of investments available for sale	—	1,046	1,205
Proceeds from asset sales	—	—	3,300
Net cash flows from investing activities	(86,459)	(56,529)	(39,848)
Net change in cash and temporary investments	3,204	557	(2,762)
Cash and temporary investments at beginning of year	1,839	1,282	4,044
Cash and temporary investments at end of year	$5,043	$1,839	$1,282
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(27,260)	$33,926	$(85,715)
Inventories	(86,953)	(41,449)	(16,100)
Underrecovered gas costs	10,737	(46,330)	(689)
Gas purchases payable	10,238	(29,014)	83,456
Prepaid and accrued taxes, net	(12,932)	15,409	(8,006)
Accounts payable and other	1,863	6,365	1,518
Restricted broker margin accounts	(31,660)	32,343	(10,045)
Other current assets	(8,098)	13,876	(1,440)
Other current liabilities	(4,489)	(2,673)	9,652
Total	$(148,554)	$(17,547)	$(27,369)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$12,353	$12,191	$14,516
Income taxes	$39,277	$12,365	$31,410

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2004	2003
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,148,865	$1,097,591
Real estate properties and other, at cost	24,439	30,999
	1,173,304	1,128,590
Accumulated depreciation and amortization	(292,915)	(275,986)
Property, plant and equipment, net	880,389	852,604
CURRENT ASSETS
Cash and temporary investments	5,043	1,839
Customer accounts receivable	153,202	126,910
Unbilled revenues	4,453	3,649
Allowance for doubtful accounts	(5,304)	(5,635)
Regulatory assets	69,505	75,735
Gas in storage, at average cost	274,942	188,679
Materials and supplies, at average cost	3,444	2,754
Prepaid state taxes	11,849	11,056
Derivatives	89,870	21,290
Restricted broker margin accounts	38,260	6,600
Asset held for sale	20,315	—
Other	20,437	16,846
Total current assets	686,016	449,723
NONCURRENT ASSETS
Equity investments	18,864	15,432
Regulatory assets	189,232	202,936
Derivatives	32,100	16,105
Restricted cash construction fund	7,800	—
Other	41,199	47,975
Total noncurrent assets	289,195	282,448
Total assets	$1,855,600	$1,584,775

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2004	2003
CAPITALIZATION
Common stock equity	$467,917	$418,941
Long-term debt	315,887	257,899
Total capitalization	783,804	676,840
CURRENT LIABILITIES
Current maturities of long-term debt	27,736	2,448
Short-term debt	259,700	185,800
Gas purchases payable	210,868	200,630
Accounts payable and other	42,916	41,053
Postretirement employee benefit liability	613	3,321
Dividends payable	9,016	8,442
Accrued taxes	25,365	36,515
Derivatives	90,661	22,750
Customers’ credit balances and deposits	20,863	22,644
Total current liabilities	687,738	523,603
NONCURRENT LIABILITIES
Deferred income taxes	135,071	125,710
Deferred investment tax credits	8,479	8,801
Deferred revenue	11,817	13,418
Derivatives	33,794	22,039
Manufactured gas plant remediation	92,880	108,800
Postretirement employee benefit liability	9,715	15,248
Regulatory liabilities	80,757	77,433
Other	11,545	12,883
Total noncurrent liabilities	384,058	384,332
Total capitalization and liabilities	$1,855,600	$1,584,775

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands)
September 30,		2004	2003
COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 50,000,000 shares; outstanding 2004–27,914,589; 2003–27,725,394 shares		$69,786	$69,314
Premium on common stock		215,096	208,749
Accumulated other comprehensive income, net of tax		(2,380)	2,553
Treasury stock at cost and other; shares 2004–173,664; 2003–492,322		(4,683)	(16,042)
Retained earnings		190,098	154,367
Total Common stock equity		467,917	418,941
LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds	Maturity date
5.38% Series W	August 1, 2023	10,300	10,300
6.27% Series X	November 1, 2008	30,000	30,000
6.25% Series Y	August 1, 2024	10,500	10,500
8.25% Series Z	October 1, 2004	25,000	25,000
Variable Series AA	August 1, 2030	25,000	25,000
Variable Series BB	August 1, 2030	16,000	16,000
6.88% Series CC	October 1, 2010	20,000	20,000
Variable Series DD	September 1, 2027	13,500	13,500
Variable Series EE	January 1, 2028	9,545	9,545
Variable Series FF	January 1, 2028	15,000	15,000
Variable Series GG	April 1, 2033	18,000	18,000
5% Series HH	December 1, 2038	12,000	—
4.77% Unsecured senior notes	March 15, 2014	60,000	—
Capital lease obligation–Buildings	June 1, 2021	28,884	29,488
Capital lease obligation–Meters	October 1, 2012	24,894	23,014
Revolving credit agreements, at variable rates	January 4, 2006	—	15,000
Less: Current maturities of long-term debt		(27,736)	(2,448)
Total New Jersey Natural Gas Long-term debt		290,887	257,899
New Jersey Resources
3.75% Unsecured senior notes	March 15, 2009	25,000	—
Total Long-term debt		315,887	257,899
Total Capitalization		$783,804	$676,840

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY AND COMPREHENSIVE INCOME

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accum. Other Comprehensive Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2001	17,776	$46,526	$227,532	$9,626	$(29,623)	$98,008	$352,069
Net income						56,844	56,844
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(208)				296			296
Unrealized loss on derivatives, net of tax of $11,542				(13,669)			(13,669)
Minimum pension liability adjustment, net of tax of $5,958				(8,627)			(8,627)
Other comprehensive loss							(22,000)
Comprehensive income							34,844
Common stock issued under stock plans	374	262	1,626		10,217		12,105
Stock dividend	8,952	22,380	(22,380)				—
Tax benefits from stock plans			419				419
Cash dividend declared						(32,282)	(32,282)
Treasury stock and other	(185)				(5,702)		(5,702)
Balance at September 30, 2002	26,917	69,168	207,197	(12,374)	(25,108)	122,570	361,453
Net income						65,412	65,412
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(96)				139			139
Unrealized gain on derivatives, net of tax of $(13,153)				17,127			17,127
Minimum pension liability adjustment, net of tax of $1,586				(2,339)			(2,339)
Other comprehensive income							14,927
Comprehensive income							80,339
Common stock issued under stock plans	363	146	1,144		10,578		11,868
Tax benefits from stock plans			408				408
Cash dividend declared						(33,615)	(33,615)
Treasury stock and other	(47)				(1,512)		(1,512)
Balance at September 30, 2003	27,233	69,314	208,749	2,553	(16,042)	154,367	418,941
Net income						71,574	71,574
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(544)				787			787
Unrealized loss on derivatives, net of tax of $4,663				(6,438)			(6,438)
Minimum pension liability adjustment, net of tax $(392)				718			718
Other comprehensive income							(4,933)
Comprehensive income							66,641
Common stock issued under stock plans	539	472	5,249		12,324		18,045
Tax benefits from stock plans			1,098				1,098
Cash dividend declared						(35,843)	(35,843)
Treasury stock and other	(31)				(965)		(965)
Balance at September 30, 2004	27,741	$69,786	$215,096	$(2,380)	$(4,683)	$190,098	$467,917

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting policies

Nature of the business

New Jersey Resources (NJR or the Company) is an energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), provides regulated retail natural gas service in central and northern New Jersey and participates in the off-system sales and capacity release markets. Other operating subsidiaries include NJR Energy Services (NJRES), which provides wholesale energy services; NJR Home Services (NJRHS), which provides services, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; NJR Service, which provides shared administrative services; and NJR Investment, which makes energy-related equity investments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Regulatory Accounting

NJNG maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). In accordance with the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses.

Utility Plant and Depreciation

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 3.06 percent of average depreciable property in 2004, 3.13 percent in 2003 and 3.21 percent in 2002. When depreciable properties are retired, the original cost thereof, plus cost of removal less salvage, is charged to accumulated depreciation.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the years ended September 30, 2004, 2003 and 2002, no such circumstances were identified.

Utility Revenue

Customers are billed through monthly cycle billings on the basis of actual or estimated usage. NJNG accrues estimated revenue for natural gas delivered to the end of the accounting period but not billed to customers.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas Purchases

NJNG’s tariff includes a Basic Gas Supply Service (BGSS), which is normally revised on an annual basis. Under the BGSS, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities, and credits from nonfirm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in prices through levelized charges to customers. Any underrecoveries or overrecoveries are deferred and, subject to BPU approval, reflected in the BGSS in subsequent years.

Income Taxes

Deferred income taxes are calculated in conformance with SFAS No. 109, “Accounting for Income Taxes” (See Note 6.–Income Taxes.)

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $660,000 in 2004, $278,000 in 2003 and $367,000 in 2002, with average interest rates of 1.94 percent, 1.48 percent and 2.23 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 7.–Regulatory Issues.) Accordingly, Other income included $4 million, $1.7 million and $3 million of interest related to underrecovered remediation and underrecovered gas costs in 2004, 2003 and 2002, respectively.

Equity Investments

Equity investments purchased as long-term investments are classified as available for sale and are carried at their estimated fair value, with any changes in unrealized gains or losses included in Accumulated other comprehensive income, a component of Common Stock Equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. For investments in which significant influence does not exist, the cost method of accounting is applied.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2004 and 2003, respectively, the Company had the following regulatory assets on the Consolidated Balance Sheets:

(Thousands)	2004	2003	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$69,505	$80,242	Less than one year (1)
Weather-normalization clause (WNC)	—	(4,507)	Less than one year (4)
Total	$69,505	$75,735
Regulatory assets–noncurrent
Remediation costs (Note 10)
Expended, net	$58,409	$44,117	(2)
Liability for future expenditures	92,880	108,800	(3)
Underrecovered gas costs	—	2,827
Deferred income taxes	13,393	13,796	Various
Derivatives (Note 1)	11,659	28,870	Through Oct. 2010 (5)
Postretirement benefit costs (Note 8)	2,720	3,021	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	10,171	1,505	Various (6)
Total	$189,232	$202,936

(1)    Recoverable, subject to BPU annual approval, without interest except for $6.4 million that is recoverable with interest through November 30, 2004.

(2)    Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also includes estimated future insurance proceeds of $20.3 million and $18.9 million in 2004 and 2003, respectively.

(3)    Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 10.–Commitments and Contingent Liabilities.)

(4)    Recoverable/refundable, subject to BPU approval.

(5)    Recoverable, subject to BPU approval, through BGSS.

(6)    Recoverable with interest.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost would be charged to income.

At September 30, 2004 and 2003, the Company had the following regulatory liabilities on the Consolidated Balance Sheets:

(Thousands)	2004	2003
Regulatory liabilities–noncurrent
Cost of removal obligation	$74,820	$71,494
Market development fund	5,937	5,939
Total	$80,757	$77,433

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented gross on the Consolidated Statements of Income. For the years ended September 30, 2004, 2003 and 2002, sales tax and TEFA totaled $45.6 million, $42.6 million and $32.9 million, respectively.

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with maturities of three months or less are considered cash equivalents.

Derivative Activities

Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of September 30, 2004.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy) and supersedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004, and earlier adoption is encouraged. NJR completed its assessment of FSP 106-2 and, based upon available information and in conjunction with an independent actuarial firm, concluded that the prescription drug benefits provided under its health plans are “actuarially equivalent” to Medicare Part D and thus qualify NJR to receive the subsidy. NJR elected early adoption of FSP 106-2 and the effect was immaterial to its financial condition, results of operations or cash flows. (See Note 8.–Employee Benefit Plans.)

In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

other than through control. NJR has completed its assessment of FIN 46R and has determined that it does not have any VIEs.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). SFAS 132 revises employers’ disclosures about pension and other postretirement benefit plans. NJR has complied with the guidelines of SFAS 132.

In March 2004, the Emerging Issues Task Force (EITF) ratified EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other than temporary as defined in EITF 03-1. When an impairment is other than temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available-for-sale and held-to-maturity impaired investments that are not other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued. NJR does not expect the adoption of EITF 03-1 to have a material impact on its financial condition, results of operations or cash flows.

In July 2003, the EITF issued EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes” (EITF 03-11). EITF 03-11 clarifies the income statement presentation for derivative contracts not held for trading purposes. NJR completed its assessment of EITF 03-11 and determined that it did not have an impact on its financial condition, results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The statement requires an issuer to classify a financial instrument as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. These obligations include, but are not limited to, mandatorily redeemable stock, obligations to repurchase company shares and other obligations payable in company stock. The Company completed its assessment of the effect of the pronouncement and determined that it did not have an impact on its financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123. SFAS 148 provides implementation guidance for the adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which the Company adopted as of October 1, 2002. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123. (See Note 2.–Common Stock.)

Stock Options

Effective with options granted in fiscal 2003, the Company expenses the fair value of stock options granted over the life of the stock option vesting period in accordance with SFAS 123.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year reporting.

Use of Estimates

The consolidated financial statements of the Company include estimates and assumptions of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results in the future may differ from such estimates.

2. COMMON STOCK

On January 22, 2002, the Board of Directors declared a 3-for-2 split of the Company’s outstanding shares of common stock, which was distributed on March 4, 2002, to all owners of record as of February 8, 2002. Accordingly, all prior year common share information has been restated to reflect the retroactive effect of this split.

At September 30, 2004, there were 1,117,997 shares reserved for issuance under the Company’s Automatic Dividend Reinvestment and Retirement Savings plans.

The Company currently offers an Employee and Outside Director Long-Term Incentive Compensation Plan (the Plan) with 2.9 million shares of common stock authorized for awards. Under the Plan, the Company can issue stock options, performance units, dividend equivalent rights and service awards. At September 30, 2004, there were 838,722 shares remaining for issuance or grant under the Plan.

Performance units issued by the Company under the Plan were 1,408 in 2004, 75,795 in 2003 and 4,389 in 2002. The performance units vest over 3-year periods and are subject to the Company achieving certain performance targets. The annual expense associated with these issuances was $577,000 in 2004, $1.2 million in 2003 and $299,000 in 2002.

All options granted under the Plan have been nonqualified stock options. They give the holder a right to purchase the Company’s common stock at prices no less than the closing price on the date of the grant. Generally, no options can be exercised before one year or more than 10 years from the date of each grant.

Under the Plan, each outside director receives an award of 200 shares of restricted stock that vests over four years, is granted 5,000 options upon joining the Board and receives an annual grant of 1,500 options. In 2004, 400 shares of restricted stock were issued and 1,500 shares were forfeited.

In October 2002, the Company adopted the fair value method of recording stock-based compensation under SFAS 123. The Company adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which is expensed through the income statement based on the fair value of the award at the grant date. In December 2002, the FASB issued SFAS 148, which provides implementation guidance for the adoption of SFAS 123. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is a reconciliation of the as reported and pro forma net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

(Thousands)	2004	2003	2002
Net income, as reported	$71,574	$65,412	$56,844
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	125	93	—
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(668)	(589)	(623)
Pro forma net income	$71,031	$64,916	$56,221

r

	2004	2003	2002
Earnings Per Share:
Basic–as reported	$2.60	$2.41	$2.12
Basic–pro forma	$2.58	$2.40	$2.09
Diluted–as reported	$2.55	$2.38	$2.09
Diluted–pro forma	$2.53	$2.36	$2.07

The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options for the past three years:

	2004	2003	2002
Dividend yield	3.1%	3.4%	3.6%
Volatility	14.3%	13.8%	16.5%
Expected life (years)	7.5	7.7	7.9
Risk-free interest rate	3.9%	3.6%	3.0%
Weighted average fair value	$5.64	$3.83	$3.52

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the stock option activity for the past three years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2001	1,661,193	$22.55
Granted	47,964	$30.22
Exercised	(123,157)	$20.75
Forfeited	(1,859)	$27.30
Outstanding at September 30, 2002	1,584,141	$25.06
Granted	284,000	$31.52
Exercised	(64,424)	$21.78
Forfeited	(3,988)	$27.82
Outstanding at September 30, 2003	1,799,729	$26.20
Granted	30,000	$38.75
Exercised	(140,048)	$20.28
Forfeited	(2,003)	$31.92
Outstanding at September 30, 2004	1,687,678	$26.90
Exercisable at September 30, 2004	1,132,184	$25.82
Exercisable at September 30, 2003	1,022,992	$24.35
Exercisable at September 30, 2002	799,976	$23.32

The following table summarizes stock options outstanding and exercisable at September 30, 2004:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life (a)	Average Exercise Price	Options	Average Exercise Price
$12.61 – $16.81	15,092.6		$15.56	15,092	$15.56
$16.81 – $21.01	96,813	1.4	$18.68	96,813	$18.68
$21.01 – $25.22	368,153	4.2	$24.48	368,153	$24.48
$25.22 – $29.42	858,144	5.9	$26.99	551,662	$27.21
$29.42 – $33.62	319,476	8.2	$31.39	97,964	$31.39
$33.62 – $37.82	14,500	9.1	$36.64	2,500	$35.48
$37.82 – $42.03	15,500	9.6	$39.61	—	—
Total	1,687,678	5.7	$26.90	1,132,184	$25.82

(a)    Average contractual life remaining in years.

In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 522,641 in 2004, 436,496 in 2003 and 307,883 in 2002. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

2 million shares, respectively. As of September 30, 2004, the Company has repurchased 1,609,353 shares of its common stock at a cost of $57.2 million.

3. SHAREHOLDER RIGHTS PLAN

In July 1996, the Board of Directors adopted a shareholder rights plan that provides for the distribution of one right for each share of common stock outstanding on or after August 15, 1996. Each right entitles its holder to purchase 1/1500 of one share of the Series A Stock, as defined below, at an exercise price of $36.67.

The shareholder rights plan provides that, after a person or group acquires 10 percent or more of the Company’s common stock, each of the rights, except for those held by the 10 percent holder (which become void once the holder reaches the 10 percent threshold), becomes the right to acquire shares of the Company’s common stock having a market value equal to twice the exercise price. If a person or group acquires at least 10 percent, but less than 50 percent, the Board of Directors may exchange each right for one share of the Company’s common stock. The rights may be redeemed for $.01 per right at any time prior to the first public announcement or communication to the Company that a person or group has crossed the 10 percent threshold.

The Company has 400,000 shares of authorized and unissued $100 par value preferred stock. The Company has created and reserved for issuance 50,000 shares of Series A Junior Participating Cumulative Preferred Stock (Series A Stock) in connection with the adoption of the shareholder rights plan.

The shareholder rights plan will terminate in August 2006.

4. LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt redemption requirements for the next five years are as follows: 2005, $27.7 million; 2006, $2.9 million; 2007, $3.1 million; 2008, $3.3 million; and 2009, $58.5 million.

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply so long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $153.4 million of NJNG’s retained earnings were available for such purposes at September 30, 2004.

On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured. In December 2002, NJNG’s $25 million, 7.5% Series V First Mortgage Bonds matured.

NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) under which the EDA issues tax-exempt bonds and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of funds to finance construction in NJNG’s northern division in Morris County over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003,

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund.

At September 30, 2004 and 2003, NJNG had total long-term variable-rate debt outstanding of $97 million and $112 million, respectively.

At September 30, 2004 and 2003, the weighted average interest rate on NJNG’s variable rate EDA Bonds was 1.3 percent and .9 percent, respectively.

In June 2004, NJNG purchased interest-rate caps with several banks to hedge interest rate exposure on its $97 million of tax-exempt, variable-rate long-term debt. The interest-rate caps expire in July 2006 and limit NJNG’s variable-rate debt exposure for the tax-exempt EDA Bonds at 3.5 percent. The interest-rate caps are treated as cash flow hedges with changes in fair value accounted for in Accumulated other comprehensive income.

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

Under an agreement that it entered into with a financing company in 2002, NJNG has received $3.9 million, $5.3 million and $20.6 million in 2004, 2003 and 2002, respectively, related to the sale-leaseback of a portion of its meters. NJNG plans to continue the sale-leaseback meter program on an annual basis.

In December 1995, the BPU approved NJNG’s petition to enter into a master lease agreement for its headquarters building for a 25.5-year term with two 5-year renewal options. The present value of the agreement’s minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in Utility plant and Long-term debt, respectively, on the Consolidated Balance Sheets. In accordance with its ratemaking treatment, NJNG records rent expense as if the lease was an operating lease. Minimum annual lease payments are $2.7 million in 2005 and $2.9 million in 2006, 2007, 2008 and 2009, with $41.2 million over the remaining term of the lease. Approximately 19 percent of the building, representing approximately $384,000 of lease payments in 2004, is presently subleased to other tenants.

NJR had no long-term variable-rate debt outstanding at September 30, 2004 and 2003.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5. SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, are as follows:

	September 30,
(Thousands)	2004	2003
NJR
Bank credit facilities	$200,000	$180,000
Amount outstanding at year-end
Notes payable to banks	$152,100	$42,300
Weighted average interest rate at year-end
Notes payable to banks	2.65%	1.80%
NJNG
Bank credit facilities	$225,000	$200,000
Amount outstanding at year-end
Commercial paper	$107,600	$158,500
Weighted average interest rate at year-end
Commercial paper	1.18%	1.11%

In October 2004, NJR entered into agreements with several banks totaling $50 million for uncommitted credit facilities. These facilities are used to finance its unregulated operations. Neither NJNG’s assets nor the results of its operations are obligated or pledged to support these facilities.

In December 2003, NJR entered into a $200 million committed credit facility with several banks, which replaced a $180 million credit facility. This facility consists of $120 million with a 364-day term and an $80 million revolving credit facility expiring in January 2006. The NJR facility is used to finance its unregulated operations. Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR facility.

In December 2003, NJNG entered into a $225 million committed credit facility with several banks, which replaced a $200 million credit facility. This facility consists of $175 million with a 364-day term and a $50 million revolving credit facility expiring in January 2006. The NJNG facility is used primarily to support its commercial paper borrowings. At September 30, 2004 and 2003, none and $15 million of commercial paper borrowings are included in Long-term debt on the Consolidated Balance Sheets, respectively.

In June 2004, NJNG issued a $20 million letter of credit in conjunction with a long-term swap agreement, which will expire in December 2004. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit would be drawn upon by the counterparty.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6. INCOME TAXES

The Company’s federal income tax returns through 1999 either have been examined by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The 2000 and 2001 federal income tax returns have been reviewed by audit survey, with no changes noted. The review of the 2002 federal income tax return is complete, and the Company is awaiting the official notification of no requested changes.

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent to pretax income for the following reasons:

(Thousands)	2004	2003	2002
Statutory income tax expense	$41,132	$37,756	$32,469
Change resulting from
State income taxes	7,057	6,647	5,597
Depreciation and cost of removal	(1,441)	(1,192)	(1,362)
Investment tax credits	(322)	(348)	(348)
Other	(481)	(401)	(432)
Income tax provision	$45,945	$42,462	$35,924

The Income tax provision was composed of the following:

(Thousands)	2004	2003	2002
Current
Federal	$22,560	$16,358	$9,339
State	8,547	7,848	3,811
Deferred
Federal	12,850	16,225	18,321
State	2,310	2,379	4,801
Investment tax credits	(322)	(348)	(348)
Income tax provision	$45,945	$42,462	$35,924

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The tax effects of significant temporary differences comprising the Company’s net deferred income tax liability at September 30, 2004 and 2003, were as follows:

(Thousands)	2004	2003
Current
Underrecovered gas costs	$28,422	$28,070
WNC	—	(1,841)
Conservation program	(3,484)	346
Other	(1,712)	(2,780)
Current deferred tax liability, net	$23,226	$23,795
Noncurrent
Property-related items	$122,859	$114,963
Customer contributions	(2,408)	(2,399)
Capitalized overhead and interest	1,287	384
Unamortized investment tax credits	(4,566)	(4,739)
Remediation costs	35,208	32,074
Deferred service contract revenue	(2,126)	(1,990)
Deferred gain	(5,100)	(5,404)
Fair value of derivatives	2,492	8,411
Other	(12,575)	(15,590)
Noncurrent deferred tax liability, net	$135,071	$125,710

7. REGULATORY ISSUES

a. Energy Deregulation Legislation

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its prices and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its prices to segregate its Basic Gas Supply Service (BGSS), the component of prices whereby NJNG provides the commodity and capacity to the customer, and delivery (i.e., transportation) prices. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the transportation of natural gas to its customers. Customers can choose the supplier of their natural gas commodity. In January 2002, the BPU issued an order that states BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

Under EDECA, the BPU is required to audit the state’s energy utilities’ competitive services businesses every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2002, the BPU initiated a compliance audit of NJNG. In March 2003, an independent consulting firm engaged by the BPU, completed its audit of NJNG. The audit report found that NJNG and its affiliates do not have an unfair competitive advantage over other competitive service providers. It also confirmed that NJNG has established and maintained effective accounting, functional and management separation between itself and its affiliates. In

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

June 2004, the BPU approved the recommendations from the audit that were agreed to by both NJNG and the audit staff of the BPU.

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

On November 15, 2004, NJNG filed supporting documentation for a 5 percent self-implementing price increase that will become effective on December 1, 2004. The increase was necessary, due primarily to higher wholesale commodity costs and is subject to refund with interest.

On June 9, 2004, NJNG filed the annual BGSS review and requested a 5 percent price increase to be effective October 1, 2004. The increase was necessary to recover higher wholesale commodity costs. On October 5, 2004, the BPU provisionally approved the increase, which is subject to refund with interest.

On December 30, 2003, NJNG filed supporting documentation for a 5 percent self-implementing price increase that became effective on February 1, 2004. The increase was necessary, due primarily to higher wholesale commodity costs and is subject to refund with interest.

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

The BPU also approved, on October 23, 2003, a pilot for a new storage incentive program that will share gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program, which is subject to review after one year of operation, will measure the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Management believes that this program will be extended through October 31, 2006. This program also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. Included in the June 9, 2004, BGSS filing, NJNG indicated a desire to develop a capacity reliability incentive that would be

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

discussed further during the initial review of the storage incentive program. This review is expected to begin in January 2005.

c. Other Adjustment Clauses

On October 22, 2003, the BPU approved NJNG’s request to update factors used in its WNC, which is designed to stabilize year-to-year fluctuations that may result from changing weather patterns on both NJNG’s gross margin and customers’ bills. Consumption factors had not been adjusted to reflect NJNG’s growth and actual customer base since the settlement of its last base rate case in January 1994. Updating the consumption factors results in the WNC being more reflective of actual weather. Due to the normal weather experienced during 2004, NJNG did not defer or accrue any gross margin to customers under the WNC for the year ended September 30, 2004.

In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, effective July 1, 2003, to be recovered through the SBC. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider. NJNG will recover carrying costs on deferred USF balances. On April 1, 2004, NJNG and all of the other energy utilities in the state filed for a price increase to support estimated program expenditures for the statewide USF program. In response to the April 1, 2004 filing, all natural gas utilities in the state received an approximate one-half percent price increase on June 23, 2004.

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

On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to MGP expenditures (See Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements.) NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, which, in management’s opinion, will not have a material adverse impact on its financial condition or results of operations.

8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

The Company has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, are covered by an enhanced defined contribution plan instead of the defined benefit plan.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

The Company provides postretirement medical and life insurance benefits to employees who meet the eligibility requirements. The Company’s transition obligation associated with these benefits of $8.6 million is being amortized over 20 years.

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In 2003, the Company contributed $13.7 million to its pension plans, of which $2.4 million represented the required minimum funding. The Company elected to make the additional tax-deductible contributions to improve the funded status of the pension plans. In 2004, the Company had no minimum pension funding requirements and did not make any discretionary contributions. In 2005, the Company has no minimum pension funding requirements and currently does not anticipate making any discretionary contributions. The Company was not required to, and did not, make contributions to its pension plans in 2002.

Effective October 1, 1998, the BPU approved the recovery of $4.9 million of deferred costs related to the Other Postretirement Benefit (OPEB) plans over 15 years, which is included in Regulatory assets on the Consolidated Balance Sheets.

The Company made tax-deductible contributions of $12.6 million in 2004 and $2 million in 2003 to the OPEB plans. As a result of the increased contributions in 2004, it is anticipated that the Company’s funding level to the OPEB plans will decrease to approximately $700,000 annually over the next five years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the qualified plans net pension and the net OPEB costs were as follows:

	Pension			OPEB
(Thousands)	2004	2003	2002	2004	2003	2002
Service cost	$2,479	$2,394	$1,957	$1,059	$922	$799
Interest cost	4,918	5,100	4,813	1,865	1,862	1,777
Expected return on plan assets	(6,574)	(5,863)	(6,065)	(857)	(577)	(520)
Recognized actuarial loss	634	220	—	—	—	—
Recognized net initial obligation	(113)	(287)	(306)	—	—	—
Amortization of:
Prior service cost	87	87	87	77	74	74
Transition obligation	—	—	—	357	357	357
Loss	—	—	—	456	486	335
Special termination benefit	801	—	—	62	—	—
Net periodic cost	$2,232	$1,651	$486	$3,019	$3,124	$2,822
The weighted average assumptions are as follows:
Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Expected asset return	9.00%	9.00%	9.25%	8.50%	8.50%	8.75%
Compensation increase	3.75%	3.75%	4.00%	3.75%	3.75%	4.00%
Initial health care cost trend rate (HCCTR)	—	—	—	9.50%	9.50%	9.00%
Ultimate HCCTR	—	—	—	4.50%	4.50%	4.50%
Year ultimate HCCTR reached	—	—	—	2010	2008	2007

	Pension			OPEB
	2004	2003	2002	2004	2003	2002
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	—	—	—	$6,292	$5,527	$4,474
Total service and interest cost	—	—	—	$633	$566	$485
Effect of a 1 percentage point decrease in the HCCTR on:	—	—	—
Year-end benefit obligation	—	—	—	$(5,019)	$(4,425)	$(3,585)
Total service and interest costs	—	—	—	$(490)	$(439)	$(375)

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the funded status of the plans to the amounts recognized on the Consolidated Balance Sheets is presented below:

	Pension		OPEB
(Thousands)	2004	2003	2004	2003
Change in Benefit Obligation
PBO at beginning of year	$83,627	$77,125	$33,504	$27,306
Service cost	2,479	2,394	1,059	922
Interest cost	4,918	5,100	1,865	1,862
Plan participants’ contributions	62	64	—	—
Actuarial loss	1,290	2,324	4,829	4,420
Amendments	369	—	49	—
Special termination benefit	801	—	62	—
Medicare Part D, including subsidy	—	—	(3,005)	—
Benefits paid	(3,542)	(3,380)	(1,339)	(1,006)
Benefit obligation at end of year	$90,004	$83,627	$37,024	$33,504
Change in plan assets
Fair value of plan assets at beginning of year	$62,400	$44,109	$8,358	$6,266
Actual return on plan assets	7,646	7,907	1,044	1,097
Employer contributions	—	13,700	12,622	2,001
Plan participants’ contributions	62	64	—	—
Benefits paid	(3,542)	(3,380)	(1,339)	(1,006)
Fair value of plan assets at end of year	$66,566	$62,400	$20,685	$8,358
Funded status	$(23,438)	$(21,227)	$(16,339)	$(25,146)
Unrecognized actuarial loss	28,868	29,284	—	—
Unrecognized transition obligation	—	—	3,241	3,598
Unrecognized prior service cost	685	403	584	612
Unrecognized net loss	—	—	14,889	13,708
Unrecognized net initial obligation	(125)	(238)	—	—
Net amount recognized	$5,990	$8,222	$2,375	$(7,228)
Amounts recognized on Consolidated Balance Sheets
Accrued benefit liability included in:
Postretirement employee benefit liability–current	—	—	$(600)	$(3,308)
Postretirement employee benefit liability	$(12,096)	$(10,673)	2,975	(3,920)
Intangible asset	685	473	—	—
Accumulated other comprehensive income	17,401	18,422	—	—
Net amount recognized	$5,990	$8,222	$2,375	$(7,228)

The accumulated benefit obligation (ABO) at September 30, 2004 and 2003, was $78.7 million and $73.1 million, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pursuant to SFAS No. 87, “Employers Accounting for Pension” (SFAS 87), the Company was required to record an $810,000 reduction to its minimum pension liability in 2004, which is included in Postretirement employee benefit liability on the Consolidated Balance Sheets.  In 2003, the Company recorded a $4.1 million additional minimum pension liability that resulted from a decrease in the fair value of plan assets, which was due primarily to declining stock market values and a decrease in the discount rate.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2005 Target	Assets at Sept. 30,
Asset Allocation	Allocation	2004	2003
U.S. equity securities	52%	52%	53%
International equity securities	18	18	17
Fixed income	30	30	30
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2005	$3,698	$1,378
2006	$3,955	$1,562
2007	$4,111	$1,657
2008	$4,383	$1,774
2009	$4,637	$1,867
2010-2014	$27,213	$10,574

In 2004, the Company adopted FSP 106-2. (See Note 1.–Summary of Significant Accounting Policies.) The adoption of FSP 106-2 resulted in a $337,000 reduction in expense in 2004 and a $3 million reduction in the accumulated postretirement benefit obligation. The estimated subsidy payments from the Act are $99,000; $149,000; $166,000 and $1.1 million in 2007, 2008, 2009 and 2010 through 2014, respectively. These estimated subsidy payments can change when the final regulations related to the Medicare Act are issued.

The Company maintains an unfunded nonqualified pension equalization plan (PEP) that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan. The Company recorded a $59,000 and a $73,000 net periodic PEP cost in 2004 and 2003, respectively. The PEP weighted average assumptions are identical to the qualified pension plan assumptions.

The PBO and ABO for the Company’s nonfunded PEP were $520,000 and $404,000, respectively, as of September 30, 2004, and $423,000 and $325,000, respectively, as of September 30, 2003.

In May 2004, the Company offered a voluntary early retirement program to employees of NJR and NJR Service. The early retirement program resulted in a $1.2 million charge to O&M expense in the fourth quarter of fiscal 2004.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In September 2004, the Company offered a voluntary early retirement program to officers of NJR. The early retirement program will result in approximately $2.5 million being charged to O&M expense in the first quarter of fiscal 2005.

Defined Contribution Plan

The Company offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. The Company matches 50 percent of participants’ contributions up to 6 percent of base compensation.

For represented NJRHS employees who are not eligible for participation in the defined benefit plan, the Company contributes between 2 and 3 percent of base compensation, depending on service, into the Savings Plan on their behalf.

The amount expensed and contributed for the matching provision of the Savings Plan was $1 million, $978,000 and $959,000 in 2004, 2003 and 2002, respectively.

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and over-the-counter swap agreements. NJNG’s recovery of natural gas costs is governed by the BGSS, but to hedge against price fluctuations, NJNG utilizes futures, options and swaps through its corporate financial risk management program. NJRES hedges purchases and sales of storage gas and transactions with wholesale customers. NJR Energy has hedged a long-term fixed-price contract to sell natural gas. The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs. Based on the amount recorded in Accumulated other comprehensive income at September 30, 2004, $10.9 million is expected to be recorded as an increase to gas costs in 2005.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2003, to September 30, 2004.

(Thousands)	Balance September 30, 2003	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2004
NJNG	$(28,870)	$12,900	$(4,311)	$(11,659)
NJRES	5,784	(47,871)	(23,037)	(19,050)
NJR Energy	14,940	6,454	(5,963)	27,357
Total	$(8,146)	$(28,517)	$(33,311)	$(3,352)

There were no changes in methods of valuations during the year ended September 30, 2004.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is a summary of fair market value of commodity derivatives at September 30, 2004, by method of valuation and by maturity.

(Thousands)	2005	2006-2008	After 2008	Total Fair Value
Price based on NYMEX	$(10,221)	$(18,031)	$(4,992)	$(33,244)
Price based on over-the-counter published quotations	9,428	16,471	3,993	29,892
Total	$(793)	$(1,560)	$(999)	$(3,352)

The following is a summary of commodity derivatives by type as of September 30, 2004:

		Volume (Bcf)	Price per Mmbtu	Amounts Included in Derivatives (Thousands)
NJNG	Futures	64.9	$4.60 – $ 6.58	$21,571
	Options	(7.2)	$3.25 – $10.00	2,311
	Swaps	(108.1)	—	(35,542)
NJRES	Futures	(114.2)	$3.75 – $ 7.94	(21,599)
	Swaps	13.6	—	2,549
NJR Energy	Swaps	64.5	—	27,358
Total				$(3,352)

In March 1992, NJR Energy entered into long-term fixed-price contracts to sell natural gas (Gas Sale Contracts) to an energy marketing company. In October 1994, in conjunction with a shift in capital allocation policy, NJR Energy entered into a swap agreement, which hedged its risk for sales volumes under the Gas Sale Contracts that were in excess of the estimated production from natural gas reserves owned at the time. NJR Energy subsequently sold its natural gas reserves pursuant to a plan to exit the oil and natural gas production business. To hedge its risk for sales volumes under the Gas Sales Contracts, which would have otherwise been fulfilled by its producing reserve base, NJR Energy entered into a second swap agreement in June 1995. Under the terms of the swap agreements, NJR Energy pays to the counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payments by the counterparties of an index price plus a spread per Mmbtu (i.e., floating price) for the total volumes under the Gas Sale Contracts. The swap agreements were effective as of November 1995 and will expire on the same date as the underlying Gas Sale Contracts.

To secure the physical natural gas supply needed to meet the delivery requirements under its Gas Sale Contracts, NJR Energy entered into a long-term purchase contract, effective November 1995, with a second natural gas marketing company for the identical volumes that it is obligated to sell under the above-mentioned Gas Sale Contracts. NJR Energy has agreed to pay the supplier the identical floating price that it is receiving under the swap agreements.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The net result of the above swap agreements and purchase contract is that NJR Energy has hedged both its price and volume risk associated with its Gas Sale Contracts. The respective obligations of NJR Energy and the counterparties under the swap agreements are guaranteed, subject to a maximum amount, by the Company and the respective counterparties’ parent corporations. In the event of nonperformance by the counterparties and their parent corporations, NJR Energy’s financial results would be impacted by the difference, if any, between the fixed price it is receiving under the Gas Sale Contracts and the floating price that it is paying under the purchase contract. However, the Company does not anticipate nonperformance by the counterparties.

The fair value of cash and temporary investments, accounts receivable, accounts payable, commercial paper and borrowings under revolving credit facilities is estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt is based on quoted market prices for similar issues. The carrying amount of long-term debt was $289.8 million and $207.8 million, with a fair market value of $295.5 million and $217.1 million, at September 30, 2004 and 2003, respectively.

In July 2001, the Company entered into a 5-year, zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone Turbine Corporation (Capstone). The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. Other comprehensive income for the year ended September 30, 2004, included a $43,000 unrealized gain related to this collar. At September 30, 2004, Accumulated other comprehensive income included a $794,000 unrealized gain related to this collar. The fair value of the 100,000 shares of Capstone at September 30, 2004 and 2003, was $153,000 and $189,000, and the related unrealized loss was $481,000 and $445,000, respectively.

The cash flow hedges described above cover various periods of time ranging from November 2004 to October 2010.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $96 million at current contract rates and volumes, which are recovered through the BGSS.

As of September 30, 2004, there were NJR guarantees covering approximately $181 million of natural gas purchases and demand fee commitments of NJRES not yet reflected in Accounts payable on the Consolidated Balance Sheet.

NJNG’s capital expenditures are estimated at $64 million and $61 million in 2005 and 2006, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s future minimum lease payments under various operating leases are less than $3.1 million annually for the next five years and $595,000 in the aggregate for all years thereafter.

Manufactured Gas Plant Remediation

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that recognizes remediation expenditures through June 30, 2002, and increased NJNG’s remediation adjustment clause recovery from $1.5 million to $16.6 million annually. As of September 30, 2004, $58.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 1.–Regulatory Assets and Liabilities.)

NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2004, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of their potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible for will range from $92.9 million to $136.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations existing when the review was completed. However, actual costs may differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $92.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.

NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the New Jersey Department of Environmental Protection (NJDEP) concerning three MGP sites. The NJDEP has not made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify any settlement that may be reached with the NJDEP. NJNG anticipates any settlement costs to be recoverable through either insurance policies or the remediation rider.

Long Branch MGP Site Litigation

Since July 1, 2003, multiple lawsuits have been filed in the Superior Court of New Jersey, Monmouth County, Law Division, against NJNG and the Company alleging, among other things, personal injuries relating to the former MGP site in Long Branch, New Jersey. The relief sought by the

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

plaintiffs includes compensatory damages, medical monitoring, disgorgement of profits, costs of cleanup, remediation and punitive damages.

The Company has made a demand on Kemper Insurance Company (Kemper) for coverage. Kemper has advised that it will provide the Company legal defense coverage, subject to a reservation of rights. NJNG is also defending the former owner of the MGP site pursuant to an indemnity agreement. (See Kemper Insurance Company Litigation below.)

The Company believes that it is not liable under the allegations of the complaints, and further believes that any liability that could possibly be assessed against it with the exception of liability for punitive damages would be recoverable through insurance or may be recoverable through the remediation rider. No assurance can be given as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Kemper Insurance Company Litigation

In October 2004, NJNG instituted a suit for declaratory relief against Kemper in the Superior Court of New Jersey. Kemper provided Environmental Response, Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved their rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, they have not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all of its future obligations to the Company is uncertain. The Company believes that, with the exception of the liability of punitive damages, any costs associated with Kemper’s failure to meet its future obligations, may be recovered through the remediation rider. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Stagecoach Marketing Agreement

NJRES is the marketing agent for the Stagecoach Natural Gas Storage Project (Stagecoach). Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline. NJRES’ Stagecoach marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2003, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ending March 31, 2005. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is March 31, 2009. The value of these services totals 91 percent, 80 percent, 73 percent, and 13 percent of NJR’s potential purchase

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

obligation for the annual periods ended March 31, 2006 through 2009, respectively. Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any future material losses.

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

Commencing in September 2004, NJRES and eCORP Marketing, the counterparty to the Marketing Agreement, have filed claims asserting that each has breached the Marketing Agreement. The Company is not able to predict the outcome of this matter or its impact on the Company’s financial condition, results of operations or cash flows.

Asset Held for Sale

The tenant of the 200,000-square-foot building located in the Monmouth Shores Corporate Office Park II has notified CR&R of its intention to exercise its option to purchase this building, which is expected to close in the first fiscal quarter of 2005. As a result, the Company has classified $20.3 million of real estate property as an Asset held for sale on the Consolidated Balance Sheet. This sale, if completed, would result in a pretax gain of approximately $10 million.

Various

The Company is a party to other various claims, legal actions, complaints and investigations arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on either the Company’s financial condition or results of operations.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

11. BUSINESS SEGMENT DATA

Information related to the Company’s various business segments, excluding capital expenditures, which are presented in the Consolidated Statements of Cash Flows, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system and capacity management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investment and other corporate activities.

(Thousands)	2004	2003	2002
Operating Revenues
Natural Gas Distribution	$928,902	$759,878	$774,541
Energy Services	1,582,103	1,766,265	1,037,417
Retail and Other	22,698	20,413	18,240
Subtotal	2,533,703	2,546,556	1,830,198
Intersegment revenues (1)	(96)	(3,691)	(165)
Total	$2,533,607	$2,542,865	$1,830,033
Depreciation and Amortization
Natural Gas Distribution	$31,776	$31,192	$31,044
Energy Services	204	189	219
Retail and Other	469	584	581
Total	$32,449	$31,965	$31,844
Operating Income
Natural Gas Distribution	$98,823	$97,408	$88,883
Energy Services	24,868	19,454	11,430
Retail and Other	3,527	2,975	2,971
Total	$127,218	$119,837	$103,284

(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The Company’s assets for the various business segments are detailed below:

(Thousands)	2004	2003
Assets at Year-End
Natural Gas Distribution	$1,353,224	$1,299,690
Energy Services	397,741	213,253
Retail and Other	104,635	71,832
Total	$1,855,600	$1,584,775

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12. SELECTED QUARTERLY DATA (UNAUDITED)

A summary of financial data for each fiscal quarter of 2004 and 2003 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

(Thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$643,046	$1,037,661	$438,503	$414,397
Operating income	$42,247	$87,018	$5,072	$(7,119)
Net income	$24,378	$51,027	$1,554	$(5,385)
Earnings per share
Basic	$.89	$1.86	$.06	$(.19)
Diluted	$.87	$1.82	$.06	$(.19)
2003
Operating revenues	$668,537	$1,152,337	$369,233	$352,758
Operating income	$41,654	$71,144	$9,238	$(2,199)
Net income	$23,323	$41,244	$4,473	$(3,628)
Earnings per share
Basic	$.86	$1.52	$.16	$(.13)
Diluted	$.85	$1.50	$.16	$(.13)

New Jersey Resources
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources
Part III

Information for Items 10 through 14 of this report is incorporated herein by reference to the Company’s definitive proxy statement for the Annual Meeting of Shareowners to be held on January 19, 2005, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 17, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is certain information required by this item regarding the Registrant’s executive officers. Other information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about December 17, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Office (1)	Name	Age	First Elected an Officer
Chairman, President and Chief Executive Officer	Laurence M. Downes	47	1/86
Senior Vice President, General Counsel and Corporate Secretary	Oleta J. Harden	55	6/84
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	43	1/90
Senior Vice President, Strategic Planning	Wayne K. Tarney	63	3/96

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

New Jersey Resources
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Wayne K. Tarney
Senior Vice President, Strategic Planning

Mr. Tarney has held the position of Senior Vice President of Strategic Planning since September 2004. He held the position of President of NJR Home Services from December 2000 to September 2004. From March 1996 to December 2000, he held the position of Senior Vice President–Customer Services for NJNG.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about December 17, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about December 17, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about December 17, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about December 17, 2004.

New Jersey Resources
Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.             Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2.              Financial Statement Schedules–See Index to Financial Statement Schedules on page 77.

(a) 3.             Exhibits–See Exhibit Index on page 80.

(b)         Reports on Form 8-K.

On July 28, 2004, a report on Form 8-K was filed by NJR furnishing under Item 12 information regarding Results of Operations and Financial Condition.

On September 24, 2004, a report on Form 8-K was filed by NJR furnishing under Item 8 information regarding Other Events.

New Jersey Resources

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II–Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2004.	78

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 and 2002

(Thousands)
CLASSIFICATION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO EXPENSE	OTHER		BALANCE AT END OF YEAR
2004:
Allowance for Doubtful Accounts	$5,635	$2,607	$(2,938	) (1)	$5,304
2003:
Allowance for Doubtful Accounts	$4,395	$3,019	$(1,779	) (1)	$5,635
2002:
Allowance for Doubtful Accounts	$3,026	$4,031	$(2,662	) (1)	$4,395

Notes:      (1) Uncollectible accounts written off, less recoveries.

New Jersey Resources

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date: December 1, 2004	By:/s/ GLENN C. LOCKWOOD
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Dec. 1, 2004	/s/ LAURENCE M. DOWNES	Dec. 1, 2004	/s/ DOROTHY K. LIGHT
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Dorothy K. Light Director
Dec. 1, 2004	/s/ GLENN C. LOCKWOOD	Dec. 1, 2004	/s/ J. TERRY STRANGE
	Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		J. Terry Strange Director
Dec. 1, 2004	/s/ NINA AVERSANO	Dec. 1, 2004	/s/ DAVID A. TRICE
	Nina Aversano Director		David A. Trice Director
Dec. 1, 2004	/s/ LAWRENCE R. CODEY	Dec. 1, 2004	/s/ WILLIAM H. TURNER
	Lawrence R. Codey Director		William H. Turner Director
Dec. 1, 2004	/s/ LEONARD S. COLEMAN	Dec. 1, 2004	/s/ GARY W. WOLF
	Leonard S. Coleman Director		Gary W. Wolf Director
Dec. 1, 2004	/s/ ALFRED C. KOEPPE	Dec. 1, 2004	/s/ GEORGE R. ZOFFINGER
	Alfred C. Koeppe Director		George R. Zoffinger Director
Dec. 1, 2004	/s/ Dr. R. BARBARA GITENSTEIN
Dr. R. Barbara Gitenstein Director

New Jersey Resources

EXHIBIT INDEX

Previous Filing
Exhibit No.	Reg. S-K Item 601 Reference	Document Description	Registration Number	Exhibit
3-1	3	Restated Certificate of Incorporation of the Company, as amended	Note (8)	3-1
3-2		By-laws of the Company, as presently in effect	333-59013	5-1
4-1	4	Specimen Common Stock Certificates	33-21872	4-1
4-2		Indenture of Mortgage and Deed of Trust with Harris Trust and Savings Bank, as Trustee, dated April 1, 1952	2-9569	4(g)
4-2A		Twenty-First Supplemental Indenture, dated as of August 1, 1993	Note (5)	4-2U
4-2B		Twenty-Second Supplemental Indenture, dated as of October 1, 1993	Note (5)	4-2V
4-2C		Twenty-Third Supplemental Indenture, dated as of August 15, 1994	Note (6)	4-2W
4-2D		Twenty-Fourth Supplemental Indenture, dated as of October 1, 1994	Note (6)	4-2X
4-2E		Twenty-Fifth Supplemental Indenture, dated as of July 15, 1995	Note (7)	4-2Y
4-2F		Twenty-Sixth Supplemental Indenture, dated as of October 1, 1995	Note (7)	4-2Z
4-2G		Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997	Note (9)	4-2J
4-2H		Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998	Note (10)	4-2K
4-2I		Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998	Note (10)	4-2L
4-2J		Thirtieth Supplemental Indenture, dated as of December 1, 2003	Note (15)	4-2J
4-3		$200 million Credit Agreement by and among NJNG, PNC Bank, as agent, and the other parties named therein dated as of December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002	4-1

New Jersey Resources

4-3A	First Amendment dated as of August 13, 2003, to the $200 million Credit Agreement by and among NJNG, PNC Bank, as agent, and other parties named therein dated as of December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	4-1
4-3B	Second Amendment and Consent dated as of December 19, 2003, to the $200 million Credit Agreement by and among NJNG, PNC Bank and other parties named therein dated as of December 23, 2002	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003	4-3
4-3C

Third Amendment and Consent dated as of July 12, 2004, to the $200 million Credit Agreement by and among NJNG, PNC Bank as agent and the other parties named therein dated as of December 23, 2003 (filed herewith)

4-5	Amended and Restated $200 million Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 19, 2003	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003	4-1
4-5A	Consent dated as of December 19, 2003, to Amended and Restated $200 million Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 19, 2003	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003	4-2

New Jersey Resources

4-5B

First Amendment dated as of March 24, 2004, to the Amended and Restated $200 million Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 19, 2003 (filed herewith)

4-5C		Second Amendment dated as of July 12, 2004, to the Amended and Restated Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 19, 2003 (filed herewith)
4-6		$60 million note purchase agreement by and among NJNG and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	4-1
4-7		$25 million note purchase agreement by and among NJR and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	4-2
4-10		Shareholder Rights Plan	The Company’s Form 8-K filed on August 2, 1996
10-2	10	Retirement Plan for Represented Employees, as amended October 1, 1984	2-73181	10(f)
10-3		Retirement Plan for Non-Represented Employees, as amended October 1, 1985	2-73181	10(g)
10-4		Supplemental Retirement Plans covering all Executive Officers as described in the Registrant’s definitive proxy statement incorporated herein by reference	Note (1)	10-9
10-5		Agreements between NJNG and Texas Eastern Transmission Company	Note (8)	10-5
10-5A		Dated June 21, 1995	Note (8)	10-5A
10-5B		Dated June 21, 1995	Note (8)	10-5B

New Jersey Resources

10-5C	Dated November 15, 1995	Note (8)	10-5C
10-6	Officer Incentive Plan effective as of October 1, 1986	Note (8)	10-6
10-7	Lease Agreement between NJNG as Lessee and State Street Bank and Trust Company of Connecticut, National Association as Lessor for NJNG’s Headquarters Building dated December 21, 1995	Note (8)	10-7
10-10	Long-Term Incentive Compensation Plan as amended	Company’s proxy statement on Schedule 14A for the 1996 Annual Meeting
10-12	Employment Continuation Agreement of Laurence M. Downes dated June 5, 1996	Note (8)	10-12
10-12A	Amendment dated as of December 1, 1997	Note (9)	10-12A
10-12B	Revised Schedule of Officer Employee Continuation Agreements	Note (9)	10-12B
10-13	Agreements between NJNG and Alberta Northeast Gas Limited, dated February 7, 1991	Note (4)	10-13
10-14	Agreement between NJNG and Iroquois Gas Transmission System, L.P., dated February 7, 1991	Note (4)	10-14
10-15	Agreements between NJNG and CNG Transmission Corporation	Note (8)	10-15
10-15A	Dated December 1, 1993	Note (8)	10-15A
10-15B	Dated December 1, 1993, as amended December 21, 1995	Note (8)	10-15B
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

New Jersey Resources

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

			The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-3
10-19		Letter Agreement between NJR Energy Services Company and eCORP Marketing, LLC, dated January 9, 2002, with respect to the Marketing and Management Agreement	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	10-4
21-1	21	Subsidiaries of the Registrant (filed herewith)
23-1	23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1		Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act* (filed herewith)
32.2		Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act* (filed herewith)

*      This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

New Jersey Resources

Note (1) 1986 Form 10-K File No. 1-8359

Note (4) 1992 Form 10-K File No. 1-8359

Note (5) 1993 Form 10-K File No. 1-8359

Note (6) 1994 Form 10-K File No. 1-8359

Note (7) 1995 Form 10-K File No. 1-8359

Note (8) 1996 Form 10-K File No. 1-8359

Note (9) 1997 Form 10-K File No. 1-8359

Note (10) 1998 Form 10-K File No. 1-8359

Note (15) 2003 Form 10-K File No. 1-8359

This Page Intentionally Left Blank.