Form 10-Q
period 2004-12-31
NEW JERSEY RESOURCES CORP
filed 2005-02-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

YES: ☑                    No: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).

YES: ☑                    No: ☐

     The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2005, was 26,624,736.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and in certain notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2004
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-4.1: REVOLVING CREDIT AGREEMENT
EX-4.2: REVOLVING CREDIT AGREEMENT
EX-4.3: REVOLVING CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share data)
Three Months Ended December 31,	2004	2003

OPERATING REVENUES	$853,988	$643,046

OPERATING EXPENSES
Gas purchases	738,426	550,946
Operation and maintenance	28,663	25,022
Regulatory rider expenses	9,128	2,630
Depreciation and amortization	8,359	8,230
Energy and other taxes	15,784	13,971

Total operating expenses	800,360	600,799

OPERATING INCOME	53,628	42,247
Other income	1,684	1,380
Interest charges, net	5,350	3,653

INCOME BEFORE INCOME TAXES	49,962	39,974
Income tax provision	19,760	15,596

NET INCOME	$30,202	$24,378

EARNINGS PER COMMON SHARE
BASIC	$1.09	$.89
DILUTED	$1.06	$.87

DIVIDENDS PER COMMON SHARE	$.34	$.325

AVERAGE SHARES OUTSTANDING
BASIC	27,797	27,336
DILUTED	28,391	27,886

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Three Months Ended December 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,202	$24,378
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	8,359	8,230
Amortization of deferred charges	451	201
Deferred income taxes	3,562	8,760
Manufactured gas plant remediation costs	(2,495)	(2,063)
Gain on asset sale	(10,096)	—
Changes in:
Working capital	(53,874)	(116,321)
Other noncurrent assets	(2,835)	368
Other noncurrent liabilities	4,256	(4,467)

Cash flows used in operating activities	(22,470)	(80,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	5,745	3,942
Proceeds from long-term debt	—	12,000
Proceeds from sale-leaseback transaction	4,904	3,941
Payments of long-term debt	(25,556)	(464)
Payments of common stock dividends	(9,016)	(8,442)
Net proceeds from short-term debt	30,300	98,300

Cash flows from financing activities	6,377	109,277

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(14,596)	(12,867)
Real estate properties and other	—	(3,681)
Cost of removal	(837)	(738)
Withdrawal from (investment in) restricted cash construction fund	6,300	(7,800)
Proceeds from asset sale	30,629	—

Cash flows from (used in) investing activities	21,496	(25,086)

Change in cash and temporary investments	5,403	3,277
Cash and temporary investments at September 30,	5,043	1,839

Cash and temporary investments at December 31,	$10,446	$5,116

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(267,059)	$(178,596)
Inventories	11,496	(7,396)
Underrecovered gas costs	10,501	15,703
Gas purchases payable	148,207	73,662
Prepaid and accrued taxes, net	19,530	27,970
Accounts payable and other	(8,401)	(15,755)
Restricted broker margin accounts	15,151	(28,507)
Other current assets	5,171	(7,330)
Other current liabilities	11,530	3,928

Total	$(53,874)	$(116,321)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$5,511	$3,776
Income taxes	$11,710	$2,101

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,	December 31,
	2004	2004	2003
(Thousands)	(Unaudited)		(Unaudited)

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,163,877	$1,148,865	$1,109,034
Real estate properties and other, at cost	24,490	24,439	34,353

	1,188,367	1,173,304	1,143,387
Accumulated depreciation and amortization	(297,827)	(292,915)	(280,685)

Property, plant and equipment, net	890,540	880,389	862,702

CURRENT ASSETS
Cash and temporary investments	10,446	5,043	5,116
Customer accounts receivable	376,805	153,202	269,589
Unbilled revenues	46,594	4,453	40,111
Allowance for doubtful accounts	(5,744)	(5,304)	(5,901)
Regulatory assets	59,793	69,505	64,539
Gas in storage, at average cost	262,728	274,942	195,844
Materials and supplies, at average cost	4,162	3,444	2,985
Prepaid state taxes	—	11,849	450
Derivatives	74,777	89,870	62,453
Restricted broker margin accounts	23,109	38,260	35,107
Asset held for sale	—	20,315	—
Other	14,477	20,437	19,669

Total current assets	867,147	686,016	689,962

NONCURRENT ASSETS
Equity investments	19,445	18,864	16,514
Regulatory assets	229,187	189,232	196,848
Derivatives	27,002	32,100	18,094
Restricted cash construction fund	1,500	7,800	7,800
Other	41,836	41,199	40,410

Total noncurrent assets	318,970	289,195	279,666

Total assets	$2,076,657	$1,855,600	$1,832,330

See Notes to Condensed Unaudited Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

	December 31,	September 30,	December 31,
	2004	2004	2003
(Thousands)	(Unaudited)		(Unaudited)

CAPITALIZATION
Common stock equity	$503,967	$467,917	$438,049
Long-term debt	319,871	315,887	233,094

Total capitalization	823,838	783,804	671,143

CURRENT LIABILITIES
Current maturities of long-term debt	3,100	27,736	27,730
Short-term debt	290,000	259,700	299,100
Gas purchases payable	359,075	210,868	274,292
Accounts payable and other	34,515	42,916	25,298
Postretirement employee benefit liability	613	613	2,769
Dividends payable	9,471	9,016	8,902
Accrued taxes	33,046	25,365	52,328
Derivatives	62,090	90,661	60,691
Clean energy program	5,899	—	—
Customers’ credit balances and deposits	26,494	20,863	27,124

Total current liabilities	824,303	687,738	778,234

NONCURRENT LIABILITIES
Deferred income taxes	152,545	135,071	135,260
Deferred investment tax credits	8,398	8,479	8,714
Deferred revenue	11,417	11,817	13,018
Derivatives	33,164	33,794	20,275
Manufactured gas plant remediation	92,880	92,880	108,800
Postretirement employee benefit liability	12,970	9,715	15,640
Regulatory liabilities	82,056	80,757	78,791
Clean energy program	23,018	—	—
Other	12,068	11,545	2,455

Total noncurrent liabilities	428,516	384,058	382,953

Total capitalization and liabilities	$2,076,657	$1,855,600	$1,832,330

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Thousands)
Three Months Ended December 31,	2004	2003

Net income	$30,202	$24,378

Other comprehensive income:

Change in fair value of equity investments, net of tax of $(277) and $(151)	401	218

Change in fair value of derivatives, net of tax of $(389) an $893	565	(979)

Other comprehensive income	966	(761)

Comprehensive income	$31,168	$23,617

See Notes to Condensed Unaudited Consolidated Financial Statements

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2004, balance sheet data is derived from the audited financial statements of New Jersey Resources (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2004 Annual Report on Form 10-K.

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

3. NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123 R. In addition, SFAS 123 R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002. The Company will adopt SFAS 123 R, effective July 1, 2005, and does not expect the impact of previously issued, unvested options not currently being expensed to have a material impact on its financial condition, results of operations or cash flows.

4. REGULATORY ASSETS AND LIABILITIES

     Regulatory assets on the Consolidated Balance Sheets include the following:

	December 31,	September 30,	December 31,
(Thousands)	2004	2004	2003	Recovery Period

Regulatory assets-current
Underrecovered gas costs	$59,004	$69,505	$64,539	Less than one year (1)
Weather-normalization clause (WNC)	789	—	—	Less than one year (4)

Total	$59,793	$69,505	$64,539

Regulatory assets-noncurrent
Remediation costs (Notes 6 and 13)
Expended, net	$56,662	$58,409	$46,180	(2)
Liability for future expenditures	92,880	92,880	108,800	(3)
Underrecovered gas costs	—	—	7,360
Deferred income taxes	13,437	13,393	13,404	Various
WNC	—	—	1,242	(4)
Derivatives (Note 1)	25,176	11,659	15,678	Through Oct. 2010 (5)
Postretirement benefit costs (Note 10)	2,644	2,720	2,946	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	38,388	10,171	1,238	Various (6)

Total	$229,187	$189,232	$196,848

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for a portion that was recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13.-Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS).

(6)	Recoverable with interest.

     If there are any changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost would be charged to income.

     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	December 31,	September 30,	December 31,
(Thousands)	2004	2004	2003

Regulatory liabilities-noncurrent
Cost of removal obligation	$76,136	$74,820	$72,873
Market development fund	5,920	5,937	5,918

Total	$82,056	$80,757	$78,791

5. CAPITALIZED AND DEFERRED INTEREST

     The Company’s capitalized interest totaled $121,000 and $91,000 for the three months ended December 31, 2004 and 2003, respectively, at average interest rates of 1.85 percent and 1.52 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 6.-Legal and Regulatory Proceedings.) Accordingly, Other income included $548,000 and $743,000 of interest related to underrecovered remediation and underrecovered gas costs for the three months ended December 31, 2004 and 2003, respectively.

6. LEGAL AND REGULATORY PROCEEDINGS

     a. Energy Deregulation Legislation

     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its prices and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its prices to segregate its BGSS, the component of prices whereby NJNG provides the commodity and capacity to the customer, and delivery (i.e., transportation) prices. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the transportation of natural gas to its customers. Customers can choose the supplier of their natural gas commodity. In January 2002, the BPU issued an order that states BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

     Under EDECA, the BPU is required to audit the state’s energy utilities’ competitive services businesses every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2004, the BPU approved the recommendations from the audit that was completed in March 2003 and was agreed to by both NJNG and the audit staff of the BPU. The Company expects another competitive services and management audit to begin by the end of the current fiscal year.

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

     On November 15, 2004, NJNG filed supporting documentation for a 5 percent self-implementing price increase that became effective on December 1, 2004. The increase was necessary, due primarily to higher wholesale commodity costs and is subject to refund with interest.

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

     On October 23, 2003, the BPU approved a pilot for a new storage incentive program that shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Management believes that this program will be extended through October 31, 2006. This program also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. Included in the June 9, 2004, BGSS filing, NJNG indicated a desire to develop a capacity reliability incentive that would be discussed further during the initial review of the storage incentive program. This review began in January 2005.

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

     NJNG has proposed a Smart Growth pilot program for Asbury Park and Long Branch, New Jersey, which would invest new capital in the infrastructure of these cities. NJNG’s proposal features a recovery mechanism referred to as the Targeted Revitalization Infrastructure Program (TRIP), which would provide a current return on and return of any capital invested in this program. NJNG estimates that it would invest approximately $14 million under this program over three years. Subsequent to NJNG’s filing, the BPU issued TRIP regulations and modifications to the current main extension regulations. The bulk of the modifications were approved by the BPU and became effective on December 20, 2004. NJNG will reassess its pending filing in light of the final rules, but believes that the amount of capital to be invested in the TRIP will be significantly reduced.

     On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to MGP expenditures (See Note 13.-Commitments and Contingent Liabilities in the accompanying Financial Statements.) NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, which, in management’s opinion, will not have a material adverse impact on its financial condition or results of operations.

     On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004. The filing proposed to maintain existing recovery rates.

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

     In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites. (See Kemper Insurance Company Litigation below.) On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby NJNG has ownership of two sites and JCP&L has ownership of eight sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. As of December 31, 2004, $56.7 million of previously incurred remediation costs, net of recoveries from customers and received and anticipated insurance proceeds, are included in Regulatory assets on the

Consolidated Balance Sheet. (See Note 4.-Regulatory Assets and Liabilities and Note 13.-Commitments and Contingent Liabilities.)

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. A status conference was held in November 2004 and the parties will report back to the court after a principal-to-principal conference currently scheduled for February 2005. No assurance can be given as to the ultimate resolution of this matter.

     NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be reached with the NJDEP. NJNG anticipates any costs associated with this matter will be recoverable through either insurance policies or the remediation rider.

     e. Other Regulatory Proceedings

     On November 2, 2004, NJNG filed a request with the BPU to eliminate a rate classification that provides a discount for pool heater usage. The exact impact cannot be quantified due to the uncertainty of customer behavior and final BPU approval.

     On December 23, 2004, the BPU issued a decision establishing the Statewide NJ Clean Energy Funding for the period from 2005-2008. NJNG’s obligation, which is recoverable from customers through the SBC, gradually increases from $5.9 million in 2005 to $9.9 million in 2008. As a result, NJNG recorded a liability of $28.9 million and a corresponding Regulatory asset at December 31, 2004. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of NJ Clean Energy Programs for measures installed prior to December 31, 2003. As of December 31, 2004, NJNG recorded $741,000 of revenue related to this program. NJNG intends to amend its current SBC filing to seek recovery of that lost revenue.

     f. Long Branch MGP Site Litigation

     Since July 2003, a series of complaints have been filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County, and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort case #268, Master Docket BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions and stipulations to dismiss, there are now 303 active cases in this matter.

     Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages. Plaintiffs’ counsel have also filed “short form” complaints, which more clearly delineate the claims and relief sought by individual plaintiffs. At present, there are approximately 100 claims for personal injuries (for living plaintiffs and on behalf of deceased relatives), 28 claims for diminution of property damage, and 48 relocation claims, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.

     JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

     The Company’s insurance carriers have been notified of the claims, and its insurer, under an Environmental Response Compensation and Liability Policy, has agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. (See Kemper Insurance Company Litigation below.)

     The parties are currently working with the Court to establish a case schedule under which at least one or more representative cases will be ready for trial by January 4, 2006. The Court had also encouraged the parties to discuss mediation, but those efforts have stopped in light of the litigation between the Company and its insurer for the subject claims. (See Kemper Insurance Company Litigation below.)

     Management believes that it is not liable under the allegations of the complaints, and further believes that any liability that could possibly be assessed against it, with the exception of liability for punitive damages, would be recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation) or may be recoverable through the remediation rider. However, no assurance can be given as to the ultimate outcome of these matters or their impact on the Company’s financial condition, results of operations or cash flows.

     g. Kemper Insurance Company Litigation

     In October 2004, NJNG instituted suit for declaratory relief against Kemper Insurance Company (Kemper) in the Superior Court of New Jersey, Law Division, Ocean County, Docket #OCN-L-3100-4. Kemper provided Environmental Response, Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all of its future obligations is uncertain. Management believes that, with the exception of any liability of punitive damages, any costs associated with Kemper’s failure to meet its future obligations may be recovered through the remediation rider. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

     h. Stagecoach Marketing Agreement

     During the quarter ended on June 30, 2004, a dispute arose between the Company’s subsidiary, NJRES and eCORP Marketing, LLC (eCORP Marketing), the counter party to the Amended and Restated Natural Gas Storage Marketing and Management Agreement (Marketing Agreement) concerning the Stagecoach Natural Gas Storage Project (Stagecoach). Stagecoach is a high injection/high withdrawal natural gas storage facility in New York. Under the Marketing Agreement, NJRES was appointed as the exclusive marketing agent for Stagecoach, and NJRES is obligated to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2002 to March 31, 2012. Pursuant to the terms of the Marketing Agreement, in an attempt to resolve the dispute, the parties entered into a confidential mediation process. The mediation was unsuccessful and on September 8, 2004, NJRES filed a complaint in the United States District Court for the Southern District of New York (U.S. District Court), Docket #04CV07170 NRB, claiming that eCORP Marketing had breached certain provisions of the existing Marketing Agreement, which remains in place. On September 15, 2004, eCORP Marketing moved to dismiss the Complaint. On September 22, 2004, the Court denied eCORP Marketing’s motion to dismiss. On October 12, 2004, eCORP Marketing filed a motion to dismiss or, in the alternative, stay the complaint. This motion is still pending disposition.

     On September 21, 2004, eCORP Marketing filed a third-party complaint in the New York State Supreme Court wherein it alleges breach of contract against NJRES and its affiliate, NJNG. That third-party complaint was joined with the existing litigation between AIG Highstar Capital, L.P., a creditor of the Stagecoach Project and eCORP Marketing. eCORP Marketing’s third-party complaint was removed to the U.S. District Court on September 22, 2004. On October 22, 2004, eCORP Marketing filed a motion to remand the third-party complaint to the New York State Supreme Court. This motion is also still pending disposition.

     On December 28, 2004, NJRES filed an Amended Complaint in the U.S. District Court that set forth additional claims against eCORP Marketing and its affiliate, eCORP Energy Marketing, LLC. At present, the Marketing Agreement remains in place. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

     i. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in Note 13.-Commitments and Contingent Liabilities, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

7. EARNINGS PER SHARE

     In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 593,258 and 549,972 for the three months ended December 31, 2004 and 2003, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

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

(Thousands)
Three Months Ended December 31,	2004	2003

Net income, as reported	$30,202	$24,378

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	77	31

Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(141)	(142)

Pro forma net income	$30,138	$24,267

Three Months Ended December 31,	2004	2003

Earnings Per Share:

Basic-as reported	$1.09	$.89
Basic-pro forma	$1.08	$.89

Diluted-as reported	$1.06	$.87
Diluted-pro forma	$1.06	$.87

8. LONG- AND SHORT-TERM DEBT AND RESTRICTED CASH-CONSTRUCTION FUND

     In December 2004, NJR entered into a $275 million committed credit facility with several banks, which replaced a $200 million credit facility. The new facility has a 3-year term, expiring in December 2007. In November 2004, NJR entered into a 1-year $20 million committed credit facility with a bank. These facilities provides liquidity to meet the working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.

     In December 2004, NJNG entered into a $225 million committed credit facility with several banks with a 5-year term expiring in December 2009, which replaced a $225 million credit facility with a shorter term. This facility is used to support NJNG’s commercial paper program.

     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.

     NJNG issued a $28 million letter of credit, which will expire in June 2005, in conjunction with a long-term swap agreement. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

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

     Under an agreement that it entered into with a financing company in 2002, NJNG received $4.9 million and $3.9 million in December 2004 and 2003, in connection with the sale-leaseback of its vintage 2004 and 2003 meters, respectively. These leases are accounted for as capital leases. NJNG plans to continue the sale-leaseback meter program on an annual basis.

     NJNG enters into loan agreements with the New Jersey Economic Development Authority (EDA) under which the EDA issues tax-exempt bonds and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to the EDA Bonds. In July 2002, the EDA approved $12 million of funds to finance construction in NJNG’s northern division in Morris County over three years. In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund. In December 2004, NJNG drew down $6.3 million from the construction fund.

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

9. BUSINESS SEGMENT DATA

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

(Thousands)
Three Months Ended December 31,	2004	2003

Operating Revenues
Natural Gas Distribution	$320,470	$252,234
Energy Services	516,871	385,498
Retail and Other	16,671	5,337

Subtotal	854,012	643,069
Intersegment revenues (1)	(24)	(23)

Total	$853,988	$643,046

Operating Income
Natural Gas Distribution	$31,796	$33,090
Energy Services	12,162	9,193
Retail and Other	9,670	(36)

Total	$53,628	$42,247

Net Income
Natural Gas Distribution	$17,833	$19,065
Energy Services	6,560	5,273
Retail and Other	5,809	40

Total	$30,202	$24,378

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

     The Company’s assets for the various business segments are detailed below:

	December 31,	September 30,	December 31,
	2004	2004	2003
(Thousands)	(Unaudited)		(Unaudited)

Assets at Year-End
Natural Gas Distribution	$1,480,963	$1,353,224	$1,364,796
Energy Services	505,207	397,741	387,418
Retail and Other	90,487	104,635	80,116

Total	$2,076,657	$1,855,600	$1,832,330

10. EMPLOYEE BENEFIT PLANS

     Pension and Other Postretirement Benefit Plans

     The Company has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, are covered by an enhanced defined contribution plan instead of the defined benefit plan.

     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

     The components of the qualified plans net pension cost were as follows:

(Thousands)	Pension		OPEB
Three Months Ended December 31,	2004	2003	2004	2003

Service cost	$677	$742	$324	$321
Interest cost	1,324	1,471	545	562
Expected return on plan assets	(1,596)	(1,967)	(425)	(213)
Amortization of:
Prior service cost	28	26	20	21
Transition obligation	—	—	89	101
Loss	257	190	171	173
Net initial obligation	(28)	—	—	—

Net periodic cost	$662	$462	$724	$965

     In 2005, the Company has no minimum pension funding requirements and currently does not anticipate making any discretionary contributions. If market performance is less than anticipated, additional funding may be required.

     The Company’s funding level to its OPEB plans is expected to be approximately $700,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

11. INVESTMENTS

     In July 2001, the Company entered into a 5-year, zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone Turbine Corporation (Capstone). The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. Other comprehensive income for the three months ended December 31, 2004, included a $29,000 unrealized loss related to this collar. Through December 31, 2004, Accumulated other comprehensive income included a $765,000 unrealized gain related to this collar.

12. COMPREHENSIVE INCOME

     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at December 31, 2004, $9.7 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2005. For the three months ended December 31, 2004 and 2003, $21.5 million was charged and $10.9 million was credited to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from February 2005 to October 2010.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     Manufactured Gas Plant Remediation

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2004, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of its potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible for will range from $92.9 million to $136.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations existing when the review was completed. However, actual costs may differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $92.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.

     Stagecoach Marketing Agreement

     NJRES is the marketing agent for the Stagecoach. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline. NJRES’ Stagecoach marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2002, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ending March 31, 2006. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is March 31, 2009. The value of these services totals 80 percent, 73 percent, and 13 percent of NJR’s potential purchase obligation for the annual periods ended March 31, 2007 through 2009, respectively. Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any future material losses.

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

     Commencing in September 2004, NJRES and eCORP Marketing, the counterparty to the Marketing Agreement, have filed claims asserting that each has breached the Marketing Agreement. (See Note 6. -Legal and Regulatory Proceedings.)

14. OTHER

     At December 31, 2004, there were 27,704,165 shares of common stock outstanding, and the book value per share was $18.19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2004

Management’s Overview

     New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility, which provides regulated retail natural gas service in central and northern New Jersey, and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated wholesale energy services. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

(Thousands)
Three Months Ended December 31,	2004		2003

Net Income
Natural Gas Distribution	$17,833	59%	$19,065	78%
Energy Services	6,560	22	5,273	22
Retail and Other	5,809	19	40	—

Total	$30,202	100%	$24,378	100%

(Thousands)
As of December 31,	2004		2003

Assets
Natural Gas Distribution	$1,480,963	71%	$1,364,796	74%
Energy Services	505,207	24	387,418	21
Retail and Other	90,487	5	80,116	5

Total	$2,076,657	100%	$1,832,330	100%

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

     As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6.-Legal and Regulatory Proceedings-Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties. (See Note 6.-Legal and Regulatory Proceedings-Stagecoach Marketing Agreement.)

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

Critical Accounting Policies

     The consolidated financial statements of NJR include estimates, and actual results in the future may differ from such estimates. NJR’s critical accounting policies are described below.

     Regulatory Assets and Liabilities

     NJR’s largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain

Types of Regulation” (SFAS 71) and, consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s Basic Gas Supply Service (BGSS) requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, and the WNC, which are also subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income.

     Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of December 31, 2004.

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

     Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost would be charged to income. As of December 31, 2004, $56.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at December 31, 2004, are $92.9 million of accrued future remediation costs.

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

Results of Operations

     Net income for the quarter ended December 31, 2004, increased 24 percent to $30.2 million, compared with $24.4 million for the same period last year. Basic earnings per share (EPS) increased 22 percent to $1.09, compared with $.89 last year. Diluted EPS increased 22 percent to $1.06, compared with $.87 last year.

     The earnings for the three months ended December 31, 2004, included a gain of $.21 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings were $.93 per basic share and $.91 per diluted share.

     Provided below is a reconciliation of as reported and as adjusted information for Net Income and basic and diluted earnings per share. This reconciliation reflects the impact of the gain on sale of a commercial office building and the charge related to an early retirement program for officers. Management believes that this reconciliation is needed due to the unusual nature of these two items and that they are not indicative of core results. It also provides for a more consistent comparison for year-over-year results.

(Unaudited)	For Three Months Ended December 31, 2004
(Thousands, except per share data)
			NJRHS
	NJNG	NJRES	and Other	Total

Net Income, as reported	$17,833	$6,560	$5,809	$30,202
Exclude:
Gain on sale of commercial office building			(5,972)	(5,972)
Charge for early retirement program	915	8	569	1,492

Net Income, as adjusted	$18,748	$6,568	$406	$25,722

Earnings per share basic, as reported				$1.09
Exclude:
Gain on sale of commercial office building				(.21)
Charge for early retirement program				.05

Earnings per share basic, as adjusted				$.93

Earnings per share diluted, as reported				$1.06
Exclude:
Gain on sale of commercial office building				(.21)
Charge for early retirement program				.05

*Earnings per share diluted, as adjusted				$.91

* Amount does not foot due to rounding.

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

     NJNG’s financial results are summarized as follows:

(Thousands)
For the Months Ended December 31,	2004	2003

Operating revenues	$320,470	$252,234

Gross margin
Residential and commercial	$52,456	$52,286
Transportation	6,645	7,092

Total firm gross margin	59,101	59,378
Incentive programs	1,570	1,546
Interruptible	307	278

Total gross margin	60,978	61,202
Operation and maintenance expense	20,229	19,337
Depreciation and amortization	8,117	8,063
Other taxes not reflected in gross margin	836	712

Operating income	$31,796	$33,090

Other income	$826	$837

Interest charges, net	$3,632	$2,955

Net income	$17,833	$19,065

Gross Margin

     NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS in subsequent years. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. NJNG’s operating revenues increased 27 percent to $320 million, and gas purchases increased 34 percent to $236 million for the three months ended December 31, 2004, compared with the same period last year. The increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $14.4 million and $12.9 million for the three months ended December 31, 2004 and 2003, respectively. The increase in sales tax and TEFA is due primarily to the corresponding increase in revenues. Regulatory rider expenses totaled $9.1 million, and $2.6 million for the three months ended December 31, 2004 and 2003, respectively. The increase in regulatory rider expenses is due primarily to higher rates associated with the remediation rider.

Firm Gross Margin

     Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The weather for the three months ended December 31, 2004, was 2.5 percent warmer than normal, therefore, NJNG accrued $789,000 in gross margin for future recovery from customers under the WNC.

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

     Total firm gross margin decreased $277,000, or less than 1 percent, for the three months ended December 31, 2004, compared with the same period last year. The decrease was due primarily to a ten percent reduction in usage per degree day for the three months ended December 31, 2004, compared to the same period last year. Management believes that the ten percent reduction in usage per degree day was the result of inconsistent weather patterns.

     Gross margin from sales to residential and commercial customers increased $170,000, or less than 1 percent, for the three months ended December 31, 2004, compared with the same period last year. Sales to residential and commercial customers were 15.9 billion cubic feet (Bcf) for the three months ended December 31, 2004, compared with 16.1 Bcf for the same period last year. The relatively flat change in margin and the decrease in sales were due primarily to the lower usage per degree day discussed above.

     Gross margin from transportation service decreased $447,000, or 6.3 percent, for the three months ended December 31, 2004, compared with the same period last year. NJNG transported 2.4 Bcf for the three months ended December 31, 2004, compared with 2.6 Bcf the same period last year. The decrease was due primarily to a decrease in customers utilizing the transportation service and the lower usage per degree day discussed above.

     NJNG had 12,271 and 12,906 residential customers and 3,752 and 3,937 commercial customers using its transportation service at December 31, 2004 and 2003, respectively. The decrease in transportation customers was due primarily to a decrease in third-party marketing efforts in NJNG’s service territory.

     In fiscal 2005, NJNG currently expects to add approximately 10,800 new customers and convert an additional 950 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.4 percent and result in an estimated sales increase of approximately 1.8 Bcf annually, assuming normal weather and average use. It is believed that this growth would increase gross margin under present base rates by approximately $5.6 million annually.

     These growth expectations are based upon management’s review of local planning board data, recent market research performed by third parties, builder surveys and studies of population growth rates in NJNG’s service territory. However, future sales will be affected by the weather, actual energy usage patterns of NJNG’s customers, economic conditions in NJNG’s service territory, conversion and conservation activity, the impact of changing from a regulated to a competitive environment, changes in state regulation and other marketing efforts, as has been the case in prior years.

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

     Under a portfolio-enhancing program, which is designed to reduce the fixed cost of NJNG’s natural gas supply portfolio, any savings achieved through the permanent reduction or replacement of capacity or other services has been shared between customers and shareowners. Under this program, NJNG retained 40 percent of the savings for the first 12 months following any transaction and 15 percent for the remaining period through December 31, 2002, with 60 percent and 85 percent, respectively, credited to firm sales customers through the BGSS. On October 22, 2003, the BPU approved an agreement whereby any transactions under this program entered into before December 31, 2002, would continue to receive the same sharing treatment between customers and shareowners until April 30, 2004. This BPU action also provided for the parties to evaluate the appropriateness of a new capacity reliability incentive for the BPU’s consideration by October 1, 2004. Included in the June 9, 2004, BGSS filing, NJNG indicated a desire to develop a capacity reliability incentive that would be discussed further during the initial review of the storage incentive program. This review began in January 2005. Management believes that the elimination of this program would not have a material effect on its financial position, results of operations or cash flows.

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

     The BPU also approved, on October 22, 2003, a pilot for a new storage incentive program that shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program, which was subject to review after one year of operation, measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Management believes that this program will be extended through October 31, 2006.

     NJNG’s incentive programs totaled 14.5 Bcf and generated $1.6 million of gross margin for the three months ended December 31, 2004, compared with 13.5 Bcf and $1.5 million of gross margin, for the same period last year. The slight increase in gross margin was due primarily to higher off-system sales combined with the new storage incentive program. The increase in sales was due primarily to the optimization of the existing supply portfolio while considering customer supply obligations.

Interruptible

     NJNG serves 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 7.3 percent and 3.9 percent of total throughput for the three months ended December 31, 2004 and 2003, respectively, they accounted for less than 1 percent of the total gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .3 Bcf and .1 Bcf, for the three months ended December 31, 2004 and 2003, respectively. In addition, NJNG transported 2.3 Bcf and 1.2 Bcf for the three months ended December 31, 2004 and 2003, respectively, for its interruptible customers.

Operation and Maintenance Expense

     Operation and maintenance (O&M) expense increased $892,000, or 4.6 percent, for the three months ended December 31, 2004, compared with the same period last year due primarily to the charge associated with an early retirement program for officers.

Operating Income

     Operating income decreased $1.3 million, or 3.9 percent, for the three months ended December 31, 2004, compared with the same period last year due primarily to the charge associated with an early retirement program for officers and lower-than-expected customer usage.

Net Income

     Net income decreased $1.2 million, or 6.5 percent, for the three months ended December 31, 2004, compared with the same period last year due primarily to the charge associated with an early retirement program for officers.

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

     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Gulf Coast, Mid-Continent, Appalachia and Eastern Canada, which provide the opportunity to realize value when there are changing prices between these areas and when prices change between time periods. Gross margin is typically created by participating in transactions that maximize the economic differential between varying markets and time horizons. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs.

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

     NJRES’ portfolio management customers include unaffiliated utilities, electric generation plants and Stagecoach. (See Note 6.-Legal and Regulatory Proceedings-Stagecoach Marketing Agreement.) Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, the supply of base gas to the facility, monthly billing and back-office functions, in addition to other services. NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms. NJRES estimates that its management fees represent approximately 15-20 percent of its annual gross margin.

     NJRES’ financial results are summarized as follows:

(Thousands)
Three Months Ended December 31,	2004	2003

Operating revenues	$516,871	$385,498
Gas purchases	502,449	375,409

Gross margin	14,422	10,089
Operation and maintenance expense	2,152	827
Depreciation and amortization	54	52
Other taxes	54	17

Operating income	$12,162	$9,193

Net income	$6,560	$5,273

     NJRES’ operating revenues increased $131.4 million, or 34 percent, and gas purchases increased $127 million, or 34 percent, for the three months ended December 31, 2004, compared with the same period last year due primarily to higher natural gas prices. Natural gas sold and managed by NJRES totaled 69.7 Bcf for the three months ended December 31, 2004, compared with 74.6 Bcf in the same period last year. The decrease in natural gas sold and managed is due primarily to market conditions and utilization of portfolio assets as discussed below.

     NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs. NJRES’ gross margin, operating income and net income increased for the three months ended December 31, 2004, compared with the same period last year, due primarily to favorable hedging opportunities resulting from market volatility in the storage asset portfolio, which more than offset an increase in O&M due primarily to higher labor and legal expenses.

     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market, continued access to the capital markets and the continuation of the Stagecoach Marketing Agreement. (See Note 6.-Legal and Regulatory Proceedings-Stagecoach Marketing Agreement.)

Retail and Other Operations

     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 138,000 customers; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and NJR Service, which provides shared administrative services to the Company and all of its subsidiaries.

     The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)
Three Months Ended December 31,	2004	2003

Operating revenues	$16,671	$5,337

Other income	$692	$500

Net income	$5,809	$40

     Retail and Other operating revenues increased $11.3 million, or 212 percent, for the three months ended December 31, 2004, compared with the same period last year, due primarily to a $10.1 million pretax gain on the sale of a commercial office building and increased appliance service and installation business at NJRHS.

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

     Net income increased for the three months ended December 31, 2004, compared with the same period last year, due primarily to the $6 million after tax gain on the sale of the commercial office building.

Liquidity and Capital Resources

     Consolidated

     NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

     NJR’s consolidated capital structure was as follows:

	December 31,	September 30,	December 31,
(Thousands)	2004	2004	2003

Common stock equity	45%	44%	44%
Long-term debt	29	29	23
Short-term debt	26	27	33

Total	100%	100%	100%

     NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP). The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

     In December 2004, NJR entered into a $275 million committed credit facility with several banks, which replaced a $200 million credit facility. The new facility has a 3-year term, expiring in December 2007. In November 2004, NJR entered into a 1-year $20 million committed credit facility with a bank. This facility provides liquidity to meet working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.

     In December 2004, NJNG entered into a $225 million committed credit facility with several banks with a 5-year term expiring in December 2009, which replaced a $225 million credit facility with a shorter term. This facility is used to support NJNG’s commercial paper program.

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

     NJR had borrowings of $125 million, $152.1 million and $138.1 million at December 31, 2004, September 30, 2004, and December 31, 2003, respectively, under NJR’s committed credit facilities. NJNG had $165 million, $107.6 million and $161 million of commercial paper borrowings supported by NJNG’s committed credit facilities at December 31, 2004, September 30, 2004, and December 31, 2003, respectively.

     The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
	Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt *	$394,907	$10,515	$21,030	$73,094	$290,268
Capital lease obligations *	91,971	6,743	13,823	13,823	57,582
Operating leases *	8,720	2,913	3,758	1,676	373
Short-term debt	290,000	290,000	—	—	—
Construction obligations	6,536	6,536	—	—	—
Potential storage obligations	96,814	719	9,528	37,076	49,491
Natural gas supply purchase obligations	1,359,664	735,605	344,473	143,435	136,151

Total contractual cash obligations	$2,248,612	$1,053,031	$392,612	$269,104	$533,865

*	These obligations include interest.

     As of December 31, 2004, there were NJR guarantees covering approximately $219 million of natural gas purchases and demand fee commitments of NJRES, included in natural gas supply purchase obligations, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

     NJNG issued a $28 million letter of credit, which will expire in June 2005, in conjunction with a long-term swap agreement. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

     The Company is not currently required to make minimum pension funding contributions during fiscal 2005. If market performance is less than anticipated, additional funding may be required.

     In fiscal 2004, the Company made $12.6 million of tax-deductible contributions to the Other Postretirement Benefit (OPEB) plans, of which $10 million was optional. The Company’s funding level to its OPEB plans is expected to be approximately $700,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

     Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet financing arrangements.

Cash Flows

     Operating Activities

     Cash flow used in operating activities totaled $22.5 million for the three months ended December 31, 2004, compared with $80.9 million in the same period last year. The improvement in operating cash flow was due primarily to higher net income and improved working capital. The improvement in working capital was due primarily to the reduction in broker margin requirements.

     NJNG’s MGP expenditures, net of insurance recoveries, are currently expected to total $5.5 million and $17.6 million in 2005 and 2006, respectively. (See Note 13.-Commitments and Contingent Liabilities.)

     Financing Activities

     Cash flow from financing activities totaled $6.4 million for the three months ended December 31, 2004, compared with $109.3 million in the same period last year. The decrease was due primarily to the repayment of NJNG’s $25 million 7.5% Series V First Mortgage Bonds combined with the reduction in the use of short-term debt as a result of improved cash flow from operations and the proceeds from the sale of the commercial office building.

     In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG drew down $6.3 and $4.2 million in December 2004 and 2003, respectively, from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA. (See Note 8.-Long- and Short-Term Debt and Restricted Cash-Construction Fund.)

     In December 2004 and 2003, NJNG received $4.9 million and $3.9 million in connection with the sale-leaseback of its vintage 2004 and 2003 meters, respectively. NJNG has the ability to continue the sale-leaseback meter program on an annual basis.

     In 2005, NJR expects to finance its unregulated operations through bank credit facilities and internally generated cash.

     NJNG currently anticipates that its financing requirements in 2005 will be met through internally generated cash and the issuance of short- and long-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short- and long-term credit ratings.

     Investing Activities

     Cash flow from investing activities totaled $21.5 million for the three months ended December 31, 2004, compared with the use of $25.1 million for the same period last year. The increase was due primarily to the $30.6 million in cash proceeds generated from the sale of a commercial office building and the draw down of $6.3 million from the construction fund created under the EDA financing arrangement.

     NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s remaining fiscal 2005 capital expenditures are estimated at $48.6 million.

     NJRES does not currently anticipate any significant capital expenditures in 2005 and 2006. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.

     Retail and Other capital expenditures in 2004 were primarily related to the construction of a commercial office building, which was subsequently sold in December 2004. No significant capital expenditures are currently expected in 2005.

     Retail and Other capital expenditures each year were primarily made in connection with investments made to preserve the value of real estate holdings.

     Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P), and Moody’s Investors Service, Inc. (Moody’s).

Standard &
	Poor's	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Stable	Stable

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

     A rating set forth above is not a recommendation to buy, sell or hold the Company’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

     Commodity Market Risks

     Natural gas is a nationally traded commodity, and its prices are determined by the New York Mercantile Exchange (NYMEX) and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the notional balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

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

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2004, to December 31, 2004:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	December 31,
(Thousands)	2004	Market Value	Settled	2004

NJNG	$(11,659)	$(20,057)	$(6,541)	$(25,175)
NJRES	(19,050)	48,818	23,951	5,817
NJR Energy	27,357	(4,733)	(2,447)	25,071

Total	$(3,352)	$24,028	$14,963	$5,713

     There were no changes in methods of valuations during the quarter ended December 31, 2004.

     The following is a summary of fair market value of commodity derivatives at December 31, 2004, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2005	2006	2007-2009	2009	Fair Value

Price based on NYMEX	$10,427	$(6,708)	$(18,331)	$(2,154)	$(16,766)
Price based on over-the-counter published quotations	745	7,343	12,570	1,821	22,479

Total	$11,172	$635	$(5,761)	$(333)	$5,713

     The following is a summary of commodity derivatives by type as of December 31, 2004:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	22.1	$4.81-$6.81	$12,716
	Options	(3.0)	$4.15-$15.00	(2,480)
	Swaps	(14.8)	—	(35,411)

NJRES	Futures	(8.1)	$3.75-$9.94	3,730
	Swaps	(22.5)	—	2,087

NJR Energy	Swaps	14.9	—	25,071

Total				$5,713

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at December 31, 2004, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $548,000. The VAR with a 99 percent confidence level and a 10-day holding period was $2.5 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

     The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies that meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

     Presented below is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2004. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

     NJRES’ counterparty credit exposure as of December 31, 2004, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$211,810	$129,048
Noninvestment grade	1,253	—
Internally rated investment grade	11,515	1,619
Internally rated noninvestment grade	14,866	—

Total	$239,444	$130,667

     NJNG’s counterparty credit exposure as of December 31, 2004, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$49,464	$41,304
Noninvestment grade	1,074	—
Internally rated investment grade	350	24
Internally rated noninvestment grade	9,277	—

Total	$60,165	$41,328

     Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then NJR could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for, and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. Any such loss could have a material impact on NJR’s financial condition, results of operations or cash flows.

     Interest Rate Risk-Long-Term Debt

     At December 31, 2004, the Company (excluding NJNG) had no variable-rate, long-term debt.

     At December 31, 2004, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps with several banks expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at December 31, 2004, NJNG’s annual interest expense, net of tax, would change by $574,000.

     Management intends to continue hedging its tax-exempt, variable-rate debt with an interest-rate cap.

ITEM 4.	CONTROLS AND PROCEDURES

     As of the end of the period reported on in this report, NJR has undertaken an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NJR’s disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no significant changes in NJR’s internal controls, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II  -  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6.-Legal and Regulatory Proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. As of December 31, 2004, the Company has repurchased 1,766,553 shares of its common stock. In January 2005, the repurchase plan was expanded to 2.5 million shares.

     The following table sets forth NJR’s repurchase activity for the quarter ended December 31, 2004:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

10/1/04 – 10/31/04	—	—	—	390,647
11/1/04 – 11/30/04	—	—	—	390,647
12/1/04 – 12/31/04	157,200	$43.20	157,200	233,447

Total	157,200	$43.20	157,200	233,447

     (a) Exhibits

4-1	Revolving Credit Agreement by and among NJR, PNC Bank and other parties named therein, dated December 16, 2004

4-2	Revolving Credit Agreement by and among NJNG, PNC Bank and other parties named therein, dated December 16, 2004

4-3	Revolving Credit Agreement by and between NJR and Citizens Bank, dated November 12, 2004

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

     (b) Reports on Form 8-K

     On October 27, 2004, a report on Form 8-K was filed by NJR furnishing under Item 2.02 information regarding Results of Operations and Financial Condition and under Item 9.01 information for Financial Statements and exhibits.

     On December 7, 2004, a report on Form 8-K was filed by NJR under Item 7.01 information disclosed pursuant to Regulation FD and under Item 9.01 information for Financial Statements and exhibits.

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

NEW JERSEY RESOURCES

Date: February 4, 2005	/s/Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer