Form 10-Q
period 2005-03-31
NEW JERSEY RESOURCES CORP
filed 2005-05-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     The number of shares outstanding of $2.50 par value Common Stock as of May 3, 2005 was 27,435,406.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial results, capital requirements and other matters for fiscal 2005 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices, the impact of the Company’s risk management efforts, including commercial and wholesale credit risks, conversion activity and other marketing efforts, the actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the outcome of the Stagecoach and other litigation, the disallowance of recovery of environmental remediation expenditures, other regulatory changes and changes in and levels of interest rates.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2005	2004	2005	2004

OPERATING REVENUES	$1,065,057	$1,037,661	$1,919,045	$1,680,707

OPERATING EXPENSES
Gas purchases	902,924	888,047	1,641,350	1,438,993
Operation and maintenance	24,873	26,871	53,536	51,893
Regulatory rider expenses	14,786	4,340	23,914	6,970
Depreciation and amortization	8,352	8,306	16,711	16,536
Energy and other taxes	25,827	23,079	41,611	37,050

Total operating expenses	976,762	950,643	1,777,122	1,551,442

OPERATING INCOME	88,295	87,018	141,923	129,265
Other income	1,480	551	3,164	1,931
Interest charges, net	4,721	3,691	10,071	7,344

INCOME BEFORE INCOME TAXES	85,054	83,878	135,016	123,852
Income tax provision	33,389	32,851	53,149	48,447

NET INCOME	$51,665	$51,027	$81,867	$75,405

EARNINGS PER COMMON SHARE
BASIC	$1.87	$1.86	$2.96	$2.75
DILUTED	$1.84	$1.82	$2.90	$2.70

DIVIDENDS PER COMMON SHARE	$.34	$.325	$.68	$.65

AVERAGE SHARES OUTSTANDING
BASIC	27,581	27,484	27,689	27,410
DILUTED	28,140	28,030	28,236	27,947

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Six Months Ended March 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,867	$75,405
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	16,711	16,536
Amortization of deferred charges	901	400
Deferred income taxes	(555)	5,484
Manufactured gas plant remediation costs	(8,862)	(4,247)
Gain on asset sale	(10,096)	—
Changes in:
Working capital	123,147	64,713
Other noncurrent assets	3,456	1,382
Other noncurrent liabilities	6,374	2,345

Cash flows from operating activities	212,943	162,018

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	8,457	8,465
Proceeds from long-term debt	—	97,000
Proceeds from sale-leaseback transaction	4,904	3,941
Payments of long-term debt	(26,506)	(1,287)
Purchases of treasury stock	(23,835)	(859)
Payments of common stock dividends	(18,487)	(17,344)
Net (payments) related to short-term debt	(162,400)	(184,800)

Cash flows used in financing activities	(217,867)	(94,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(26,190)	(25,909)
Real estate properties and other	(303)	(8,415)
Cost of removal	(1,947)	(1,655)
Withdrawal from (investment in) restricted cash construction fund	6,300	(7,800)
Proceeds from asset sale	30,584	—

Cash flows from (used in) investing activities	8,444	(43,779)

Change in cash and temporary investments	3,520	23,355
Cash and temporary investments at September 30,	5,043	1,839

Cash and temporary investments at March 31,	$8,563	$25,194

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(252,457)	$(233,064)
Inventories	110,812	103,053
Underrecovered gas costs	65,309	35,215
Gas purchases payable	108,703	113,741
Prepaid and accrued taxes, net	52,912	51,110
Accounts payable and other	(8,050)	(7,369)
Restricted broker margin accounts	40,981	10,920
Other current assets	6,042	(4,666)
Other current liabilities	(1,105)	(4,227)

Total	$123,147	$64,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$9,750	$5,742
Income taxes	$29,694	$19,594

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	September 30,	March 31,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,171,479	$1,148,865	$1,121,477
Real estate properties and other, at cost	24,878	24,439	39,074

	1,196,357	1,173,304	1,160,551
Accumulated depreciation and amortization	(302,050)	(292,915)	(286,262)

Property, plant and equipment, net	894,307	880,389	874,289

CURRENT ASSETS
Cash and temporary investments	8,563	5,043	25,194
Customer accounts receivable	383,662	153,202	334,708
Unbilled revenues	26,163	4,453	30,079
Allowance for doubtful accounts	(6,772)	(5,304)	(6,594)
Regulatory assets	1,841	69,505	42,547
Gas in storage, at average cost	163,435	274,942	85,329
Materials and supplies, at average cost	4,139	3,444	3,051
Prepaid state taxes	—	11,849	450
Derivatives	97,826	89,870	67,688
Restricted broker margin accounts	—	38,260	—
Asset held for sale	—	20,315	—
Other	16,750	20,437	19,485

Total current assets	695,607	686,016	601,937

NONCURRENT ASSETS
Equity investments	20,273	18,864	17,398
Regulatory assets	198,225	189,232	185,819
Derivatives	60,885	32,100	22,622
Restricted cash construction fund	1,500	7,800	7,800
Other	41,421	41,199	40,459

Total noncurrent assets	322,304	289,195	274,098

Total assets	$1,912,218	$1,855,600	$1,750,324

See Notes to Condensed Unaudited Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

	March 31,	September 30,	March 31,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

CAPITALIZATION
Common stock equity	$516,997	$467,917	$490,238
Long-term debt	318,678	315,887	317,314

Total capitalization	835,675	783,804	807,552

CURRENT LIABILITIES
Current maturities of long-term debt	3,343	27,736	27,687
Short-term debt	97,300	259,700	16,000
Gas purchases payable	319,571	210,868	314,371
Accounts payable and other	34,866	42,916	33,684
Postretirement employee benefit liability	1,523	613	3,283
Dividends payable	9,333	9,016	8,951
Accrued taxes	38,458	25,365	79,071
Derivatives	94,413	90,661	46,017
Restricted broker margin accounts	2,721	—	4,320
Clean energy program	6,457	—	—
Customers’ credit balances and deposits	12,391	20,863	18,455

Total current liabilities	620,376	687,738	551,839

NONCURRENT LIABILITIES
Deferred income taxes	165,825	135,071	139,962
Deferred investment tax credits	8,318	8,479	8,627
Deferred revenue	11,243	11,817	12,618
Derivatives	47,625	33,794	22,374
Manufactured gas plant remediation	92,880	92,880	108,800
Postretirement employee benefit liability	13,232	9,715	16,595
Regulatory liabilities	86,499	80,757	80,125
Clean energy program	20,110	—	—
Other	10,435	11,545	1,832

Total noncurrent liabilities	456,167	384,058	390,933

Total capitalization and liabilities	$1,912,218	$1,855,600	$1,750,324

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Net income	$51,665	$51,027	$81,867	$75,405

Other comprehensive income:

Change in fair value of equity investments, net of tax of $(197), $(53), $(474) and $(204)	285	77	686	296

Change in fair value of derivatives, net of tax of $(2,287), $(4,366), $(2,676) and $(3,473)	3,312	6,322	3,876	5,343

Other comprehensive income	3,597	6,399	4,562	5,639

Comprehensive income	$55,262	$57,426	$86,429	$81,044

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

3. NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123 R. In addition, SFAS 123 R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002. The Company will adopt SFAS 123 R, effective October 1, 2005, and does not expect the impact of previously issued, unvested options not currently being expensed to have a material impact on its financial condition, results of operations or cash flows.

     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS143). Conditional asset retirement obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred–generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect the adoption of FIN 47 to have any impact on its financial condition, results of operations or cash flows.

4. REGULATORY ASSETS AND LIABILITIES

     Regulatory assets on the Consolidated Balance Sheets include the following:

	March 31,	September 30,	March 31,
(Thousands)	2005	2004	2004	Recovery Period

Regulatory assets–current
Underrecovered gas costs	$4,196	$69,505	$45,027	Less than one year (1)
Weather-normalization clause (WNC)	(2,355)	—	(2,480)	Less than one year (4)

Total	$1,841	$69,505	$42,547

Regulatory assets–noncurrent
Remediation costs (Notes 6 and 13)
Expended, net	$55,733	$58,409	$48,364	(2)
Liability for future expenditures	92,880	92,880	108,800	(3)
Underrecovered gas costs	—	—	1,391
Deferred income taxes	13,319	13,393	13,414	Various
Derivatives	—	11,659	6,172	Through Oct. 2010 (5)
Postretirement benefit costs (Note 10)	2,569	2,720	2,870	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	33,724	10,171	4,808	Various (6)

Total	$198,225	$189,232	$185,819

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for a portion that was recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13.–Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS).

(6)	Recoverable with interest.

     If there are any changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost would be charged to income, in the period of such determination.

     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	March 31,	September 30,	March 31,
(Thousands)	2005	2004	2004

Regulatory liabilities–noncurrent
Cost of removal obligation	$77,199	$74,820	$74,304
Derivatives	3,452	—	—
Market development fund*	5,848	5,937	5,821

Total	$86,499	$80,757	$80,125

*	The Market development fund, created with funds available as a result of the implementation of the Energy Tax Reform of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives.

5. CAPITALIZED AND DEFERRED INTEREST

     The Company’s capitalized interest totaled $150,000 and $115,000 for the three months ended March 31, 2005 and 2004, respectively, and $271,000 and $206,000 for the six months ended March 31, 2005 and 2004, respectively, at average interest rates of 2.38 percent, 1.44 percent, 2.11 percent and 1.47 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and on its manufactured gas plant (MGP) remediation expenditures. (See Note 6.–Legal and Regulatory Proceedings.) Accordingly, Other income included $431,000 and $650,000 of interest related to underrecovered remediation and underrecovered gas costs for the three months ended March 31, 2005 and 2004, respectively, and $979,000 and $1.4 million for the six months ended March 31, 2005 and 2004, respectively.

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

     Under EDECA, the BPU is required to audit the state’s energy utilities’ competitive services businesses every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. In June 2004, the BPU approved the recommendations from the audit that was completed in March 2003 and was agreed to by both NJNG and the audit staff of the BPU, which had no financial impact on NJNG. The Company expects another competitive services and management audit to begin by the end of the current fiscal year.

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

     On April 6, 2005, the BPU granted final approval for 5 percent increases that were effective on both February 1, and October 1, 2004. These increases were necessary due primarily to higher wholesale commodity costs.

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

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, effective July 1, 2003, to be recovered through the SBC. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider. NJNG will recover carrying costs on deferred USF balances. On April 1, 2004, NJNG and all of the other energy utilities in the state filed for a price increase to support estimated program expenditures for the statewide USF program. In response to the April 1, 2004 filing, all natural gas utilities in the state received an approximate one-half percent price increase on June 23, 2004. On April 1, 2005, NJNG and all of the other energy utilities in the state filed to maintain the existing prices for the recovery of the costs of the statewide USF program.

     In December 2004, the BPU approved regulations modifying main extension regulations and creating a Targeted Revitalization Infrastructure Program (TRIP). The TRIP provides a recovery mechanism for certain infrastructure investment made in approved redevelopment zones. As a result of the revisions to TRIP regulation, NJNG plans to withdraw its TRIP filing originally proposed in 2003, which sought approval to invest approximately $14 million for ongoing and planned redevelopment work in Asbury Park and Long Branch, New Jersey. The company is currently planning a revised TRIP filing for approximately $1 million investment limited to the redevelopment zone in Asbury Park, New Jersey, which is currently under construction.

     On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to MGP expenditures incurred through June 30, 2002 (See Note 13.–Commitments and Contingent Liabilities in the accompanying Financial Statements.) NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, the outcome of which, in management’s opinion, will not have a material adverse impact on its financial condition or results of operations.

     On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004. The filing, which is currently in discovery, proposed to maintain existing recovery rates.

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

     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. As of March 31, 2005, $55.7 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4.–Regulatory Assets and Liabilities and Note 13.–Commitments and Contingent Liabilities.)

     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCN-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. In April 2005, the parties reached a settlement in principal of all claims by and between the parties. The settlement documents are in the review process and are expected to be executed by June 2005.

     NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be payable through any agreement reached with the NJDEP. NJNG expects to meet with the NJDEP by the end of its fiscal year to discuss this matter. NJNG anticipates any costs associated with this matter will be recoverable through either insurance policies or the remediation rider.

     e. Other Regulatory Proceedings

     On November 2, 2004, NJNG filed a request with the BPU to eliminate a rate classification that provides a discount for pool heater usage. On April 20, 2005, the BPU approved the sharing of incremental margins that results from the elimination of this discount on an 85/15 percent basis between customers and shareowners, respectively. The exact impact cannot be quantified due to the uncertainty of customer behavior but is expected to be immaterial.

     On December 23, 2004, the BPU issued a decision establishing the Statewide NJ Clean Energy Funding for the period from 2005-2008. NJNG’s obligation, which is recoverable from customers through the SBC, gradually increases from $5.9 million in 2005 to $9.9 million in 2008. As a result, NJNG recorded a liability of $26.6 million and a corresponding Regulatory asset at March 31, 2005. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of NJ Clean Energy Programs for measures installed prior to December 31, 2003. As of March 31, 2005, NJNG recorded $741,000 of revenue related to this program. NJNG intends to amend its current SBC filing to seek recovery of that lost revenue.

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

     Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages. Plaintiffs’ counsel have also filed “short form” complaints, which more clearly delineate the claims and relief sought by individual plaintiffs. At present, there are approximately 98 claims for personal injuries (for living plaintiffs and on behalf of deceased relatives), 27 claims for diminution of property damage, and 50 relocation claims, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.

     JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

     The Company’s insurance carriers were initially notified of the claims, and one insurer, under an Environmental Response Compensation and Liability Policy, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. However, as that insurer’s defense and insurance obligations were not met, the Company initiated litigation against its insurer (See Kemper Insurance Company Litigation below.)

     The current case schedule anticipates that at least one or more representative cases will be ready for trial by January 4, 2006. The parties have been working with the Court to select an initial set of representative plaintiffs for that purpose. Management believes that it is not liable under the allegations of the complaints, and further believes that any liability that could possibly be assessed against it, with the exception of liability for punitive damages, would be recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation) or may be recoverable through the remediation rider. However, no assurance can be given as to the ultimate outcome of these matters or their impact on the Company’s financial condition, results of operations or cash flows.

     g. Kemper Insurance Company Litigation

     In October 2004, NJNG instituted suit for declaratory relief against Kemper Insurance Company (Kemper) in the Superior Court of New Jersey, Law Division, Ocean County, Docket #OCN-L-3100-4. The case is under active case management. The next Case Management conference is scheduled on August 8, 2005. Kemper provided Environmental Response, Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all of its future obligations is uncertain. Management believes that, with the exception of any liability of punitive damages, any costs associated with Kemper’s failure to meet its future obligations may be recovered through the remediation rider. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

     h. Stagecoach Marketing Agreement

     During the quarter ended June 30, 2004, a dispute arose between the Company’s subsidiary, NJRES and eCORP Marketing, LLC (eCORP Marketing), the counter party to the Amended and Restated Natural Gas Storage Marketing and Management Agreement (Marketing Agreement) concerning the Stagecoach Natural Gas Storage Project (Stagecoach). Stagecoach is a high injection/high withdrawal natural gas storage facility in New York. Under the Marketing Agreement, NJRES was appointed as the exclusive marketing agent for Stagecoach, and NJRES is obligated to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2002 to March 31, 2012.

     Pursuant to the terms of the Marketing Agreement, in an attempt to resolve the dispute, the parties entered into a confidential mediation process. The mediation was unsuccessful and on September 8, 2004, NJRES filed a complaint in the United States District Court for the Southern District of New York (U.S. District Court), Docket #04CV07170 NRB, claiming that eCORP Marketing breached the existing Marketing Agreement, which remains in place. On September 15, 2004, eCORP Marketing moved to dismiss the complaint. On September 22, 2004, the Court denied eCORP Marketing’s motion to dismiss. On October 12, 2004, eCORP Marketing filed a motion to dismiss or, in the alternative, stay the complaint.

     On September 21, 2004, eCORP Marketing filed a third-party complaint in the New York State Supreme Court wherein it alleges breach of contract against NJRES and its affiliate, NJNG. The third-party complaint was joined with the existing litigation between AIG Highstar Capital, L.P., a creditor of Stagecoach and eCORP Marketing. eCORP Marketing’s third-party complaint was removed to the U.S. District Court on September 22, 2004. On October 22, 2004, eCORP Marketing filed a motion to remand the third-party complaint to the New York State Supreme Court.

     On December 28, 2004, NJRES filed an Amended Complaint in the U.S. District Court that set forth additional claims against eCORP Marketing and its affiliate, eCORP Energy Marketing, LLC.

     On March 16, 2005, eCORP Marketing, AIG Highstar, and NJRES entered into a Confidential Release and Settlement Agreement (“Settlement Agreement”) that settles all claims by and between the parties, including recovery of existing working capital balances. At March 31, 2005, NJRES had a net receivable balance of $8.4 million. Pursuant to its terms, the Settlement Agreement is contingent upon the sale of Stagecoach to a third-party, presently anticipated to occur on or before July 31, 2005, as that date may be extended by the parties. The Settlement Agreement terminates the Marketing Agreement and all rights and obligations there under. However, NJRES is currently in discussions with the proposed purchaser of Stagecoach to provide some of the services provided under the Marketing Agreement, including inventory management and optimization services.

     On March 21, 2005, eCORP withdrew, without prejudice, both its motion to dismiss or stay the NJRES Complaint and its motion to remand the third-party complaint. The parties will file stipulations dismissing this matter with prejudice upon closing of the sale of Stagecoach to a third-party. Should the Project not be sold as anticipated, the parties will return to their pre-Settlement Agreement positions.

     i. Various

     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

7. EARNINGS PER SHARE

     In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 558,047 and 545,819 for the three months ended March 31, 2005 and 2004, respectively, and 546,450 and 536,427 for the six months ended March 31, 2005 and 2004, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Net income, as reported	$51,665	$51,027	$81,867	$75,405

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	41	31	108	62

Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(69)	(122)	(203)	(252)

Pro forma net income	$51,637	$50,936	$81,772	$75,215

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Earnings Per Share:

Basic – as reported	$1.87	$1.86	$2.96	$2.75
Basic – pro forma	$1.87	$1.85	$2.95	$2.74

Diluted – as reported	$1.84	$1.82	$2.90	$2.70
Diluted – pro forma	$1.84	$1.82	$2.90	$2.69

8. LONG- AND SHORT-TERM DEBT AND RESTRICTED CASH-CONSTRUCTION FUND

     In December 2004, NJR entered into a $275 million committed credit facility with several banks, which replaced a $200 million credit facility. The new facility has a 3-year term, expiring in December 2007. In November 2004, NJR entered into a 1-year $20 million committed credit facility with a bank. These facilities provide liquidity to meet the working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.

     In December 2004, NJNG entered into a $225 million committed credit facility with several banks with a 5-year term expiring in December 2009, which replaced a $225 million credit facility with a shorter term. This facility is used to support NJNG’s commercial paper program.

     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.

     NJNG issued a $45 million letter of credit, which will expire in June 2005, in conjunction with a long-term swap agreement. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

     Under an agreement entered into with a financing company in 2002, NJNG received $4.9 million and $3.9 million in December 2004 and 2003, in connection with the sale-leaseback of its vintage 2004 and 2003 meters, respectively. These leases are accounted for as capital leases. NJNG plans to continue the sale-leaseback meter program on an annual basis.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Operating Revenues
Natural Gas Distribution	$462,576	$399,607	$783,046	$651,841
Energy Services	596,921	633,095	1,113,792	1,018,593
Retail and Other	5,585	4,983	22,256	10,320

Subtotal	1,065,082	1,037,685	1,919,094	1,680,754
Intersegment revenues(1)	(25)	(24)	(49)	(47)

Total	$1,065,057	$1,037,661	$1,919,045	$1,680,707

Operating Income
Natural Gas Distribution	$60,353	$59,582	$92,149	$92,672
Energy Services	26,581	27,148	38,743	36,341
Retail and Other	1,361	288	11,031	252

Total	$88,295	$87,018	$141,923	$129,265

Net Income
Natural Gas Distribution	$35,258	$35,318	$53,091	$54,383
Energy Services	15,446	15,316	22,006	20,589
Retail and Other	961	393	6,770	433

Total	$51,665	$51,027	$81,867	$75,405

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

     The Company’s assets for the various business segments are detailed below:

	March 31,	September 30,	March 31,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

Assets at Year-End
Natural Gas Distribution	$1,412,848	$1,353,224	$1,330,221
Energy Services	401,263	397,741	312,234
Retail and Other	98,107	104,635	107,869

Total	$1,912,218	$1,855,600	$1,750,324

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

     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

     The components of the qualified plans net pension cost were as follows:

	Pension				OPEB
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	March 31,		March 31,		March 31,		March 31
(Thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$677	$816	$1,354	$1,617	$324	$322	$648	$643
Interest cost	1,324	1,618	2,648	3,206	545	562	1,090	1,124
Expected return on plan assets	(1,596)	(2,164)	(3,192)	(4,287)	(425)	(213)	(850)	(426)
Amortization of:
Prior service cost	28	29	56	57	20	21	40	42
Transition obligation	—	—	—	—	89	102	178	203
Loss	257	209	514	414	171	173	342	346
Net initial obligation	(28)	(37)	(56)	(74)	—	—	—	—

Net periodic cost	$662	$471	$1,324	$933	$724	$967	$1,448	$1,932

     In 2005, the Company has no minimum pension funding requirements but will make a discretionary contribution of $910,000 during the third quarter of fiscal 2005. If market performance is less than anticipated, additional funding may be required.

     The Company’s funding level to its Other Postretirement Benefits (OPEB) plans is expected to be approximately $700,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

11. INVESTMENTS

     In July 2001, the Company entered into a 5-year, zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone Turbine Corporation (Capstone). The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. Other comprehensive income for the six months ended March 31, 2005, included a $2,000 unrealized loss related to this collar. Through March 31, 2005, Accumulated other comprehensive income included a $792,000 unrealized gain related to this collar.

12. COMPREHENSIVE INCOME

     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at March 31, 2005, $3.2 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2005. For the three months ended March 31, 2005 and 2004, $4 million and $26.7 million was credited to natural gas costs, respectively, and for the six months ended March 31, 2005 and 2004, $17.6 million was charged and $15.8 million was credited to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from May 2005 to October 2010.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     Manufactured Gas Plant Remediation

     NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2004, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of its potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible for will range from $92.9 million to $136.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations existing when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $92.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination.

     Stagecoach Marketing Agreement

     NJRES is the marketing agent for Stagecoach. Stagecoach is a high-injection/high-withdrawal facility in New York with 12 billion cubic feet (Bcf) of working natural gas capacity connected to the Tennessee Gas Pipeline. NJRES’ Stagecoach marketing and management agreement ends March 31, 2012, subject to termination rights. During this period, NJRES has agreed to arrange contracts for, or purchase at fixed prices, sufficient services to provide Stagecoach with revenues of approximately $22 million annually from April 1, 2002, to March 31, 2012. Stagecoach must notify NJRES of its intent to sell services under the aforementioned contract by November 30 of the prior annual period. Stagecoach did not notify NJRES of its intent to sell services for the annual period ending March 31, 2006. Therefore, NJRES has no purchase obligation related to this period. NJRES has reached 1- to 5-year agreements with Stagecoach customers with varying expiration dates, the last of which is March 31, 2009. The value of these services totals 80 percent, 73 percent, and 13 percent of NJR’s potential purchase obligations for the annual periods ended March 31, 2007 through 2009, respectively. Due to the price levels of the potential purchase obligations to NJRES, as compared with current market prices, and the current and expected level of contracts, NJR does not currently believe that the potential purchase obligation in the Stagecoach agreement will result in any future material losses.

     In August 2002, NJNG, in connection with its system requirements, entered into 2-year agreements for Stagecoach storage and transportation services ended July 31, 2004. In January 2004, NJNG extended its agreements with Stagecoach through March 31, 2008. These agreements were awarded pursuant to an open bid process.

     Under the Stagecoach agreement, NJRES is also required to provide and maintain 2 Bcf of firm base natural gas at the Stagecoach facility for the term of the agreement.

     Commencing in September 2004, NJRES and eCORP Marketing, the counterparty to the Marketing Agreement, have filed claims asserting, among other things, that each has breached the Marketing Agreement. In March 2005, a contingent settlement agreement was entered into by all parties. If the proposed settlement is finalized, NJRES’ obligations under the marketing and management agreement will terminate. (See Note 6. –Legal and Regulatory Proceedings.)

14. OTHER

     At March 31, 2005, there were 27,435,406 shares of common stock outstanding, and the book value per share was $18.84.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED MARCH 31, 2005

Management’s Overview

     New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility, which provides regulated retail natural gas service in central and northern New Jersey, and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated wholesale energy services. NJR’s Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), a commercial real estate developer; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

(Thousands)
Six Months Ended March 31,	2005		2004

Net Income
Natural Gas Distribution	$53,091	65%	$54,383	72%
Energy Services	22,006	27	20,589	27
Retail and Other	6,770	8	433	1

Total	$81,867	100%	$75,405	100%

(Thousands)
As of March 31,	2005		2004

Assets
Natural Gas Distribution	$1,412,848	74%	$1,330,221	76%
Energy Services	401,263	21	312,234	18
Retail and Other	98,107	5	107,869	6

Total	$1,912,218	100%	$1,750,324	100%

     Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 11 years through several key initiatives including:

•	Managing its customer growth, which is expected to total about 2.4 percent annually.

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which have been extended through October 31, 2006.

•	Reducing the impact of weather on NJNG’s earnings through an updated weather-normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving its cost structure through various productivity initiatives, as well as lowering its cost of capital.

     As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6.–Legal and Regulatory Proceedings–Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties. (See Note 6.–Legal and Regulatory Proceedings–Stagecoach Marketing Agreement.)

     In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.

     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include NJNG’s regulation by the BPU, the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather, which affect customer usage patterns, can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a recently negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

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

     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, the WNC, which are also subject to BPU approval and Societal Benefit Charges (SBC). If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

     Derivatives

     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of March 31, 2005.

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

     Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost would be charged to income in the period of such determination. As of March 31, 2005, $55.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at March 31, 2005, are $92.9 million of accrued estimated future remediation costs.

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

Results of Operations

     Net income for the quarter ended March 31, 2005, increased 1.4 percent to $51.7 million, compared with $51 million for the same period last year. Basic earnings per share (EPS) increased to $1.87, compared with $1.86 last year. Diluted EPS increased to $1.84, compared with $1.82 last year.

     The earnings for the six months ended March 31, 2005, increased 8.6 percent to $81.9 million compared with $75.4 for the same period last year. The six months results include a gain of $.22 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings were $77.4 million, or $2.79 per basic share and $2.74 per diluted share.

     Provided below is a reconciliation of as reported and as adjusted information for Net Income and basic and diluted earnings per share. This reconciliation reflects the impact of the gain on sale of the commercial office building and the charge related to an early retirement program for officers. Management believes that this reconciliation is needed due to the unusual nature of these two items and that they are not indicative of core results. It also provides for a more consistent comparison for year-over-year results.

(Unaudited)	For Six Months Ended March 31, 2005
(Thousands, except per share data)
			NJRHS
	NJNG	NJRES	and Other	Total

Net Income, as reported	$53,091	$22,006	$6,770	$81,867
Exclude:
Gain on sale of commercial office building			(5,972)	(5,972)
Charge for early retirement program	915	8	569	1,492

Net Income, as adjusted	$54,006	$22,014	$1,367	$77,387

Earnings per share basic, as reported				$2.96
Exclude:
Gain on sale of commercial office building				(.22)
Charge for early retirement program				.05

Earnings per share basic, as adjusted				$2.79

Earnings per share diluted, as reported				$2.90
Exclude:
Gain on sale of commercial office building				(.21)
Charge for early retirement program				.05

Earnings per share diluted, as adjusted				$2.74

Natural Gas Distribution Operations

     NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 459,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to manage its growth without filing traditional base rate cases in order to provide competitive prices to its customers.

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

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Operating revenues	$462,576	$399,607	$783,046	$651,841

Gross margin
Residential and commercial	$77,689	$77,510	$130,145	$129,727
Transportation	8,160	8,939	14,805	16,099

Total firm gross margin	85,849	86,449	144,950	145,826
Incentive programs	2,438	2,158	4,008	3,704
Interruptible	260	223	567	501

Total gross margin	88,547	88,830	149,525	150,031
Operation and maintenance expense	19,268	20,480	39,497	39,817
Depreciation and amortization	8,187	8,139	16,304	16,202
Other taxes not reflected in gross margin	739	629	1,575	1,340

Operating income	$60,353	$59,582	$92,149	$92,672

Other income	$658	$722	$1,484	$1,559

Interest charges, net	$3,678	$3,008	$7,310	$5,963

Net income	$35,258	$35,318	$53,091	$54,383

Gross Margin

     NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS in subsequent years. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. NJNG’s operating revenues increased 20 percent to $783 million, and gas purchases increased 24 percent to $571 million for the six months ended March 31, 2005, compared with the same period last year. The increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $24.5 million and $22 million for the three months ended March 31, 2005 and 2004, respectively and $38.9 million and $34.9 million for the six months ended March 31, 2005 and 2004, respectively. The increase in sales tax and TEFA is due primarily to higher sales tax associated with the increase in revenues. Regulatory rider expenses totaled $14.8 million, and $4.3 million for the three months ended March 31, 2005 and 2004, respectively, and $23.9 million and $7 million for the six months ended March 31, 2005 and 2004, respectively. The increase in regulatory rider expenses is due primarily to higher rates associated with the remediation and Clean Energy riders.

Firm Gross Margin

     Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The weather for the six months ended March 31, 2005, was 2.6 percent colder than normal, therefore, NJNG deferred $2.4 million in gross margin for future refunds to customers under the WNC.

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

     Total firm gross margin decreased $600,000, or less than 1 percent, and $876,000, or less than 1 percent, for the three and six months ended March 31, 2005, respectively, compared with the same period last year. The decrease was due primarily to a 2.4 percent and a 4 percent reduction in usage per degree day for the three and six months ended March 31, 2005, respectively. Management believes that the reduction in usage per degree day was the result of inconsistent weather patterns, which occurred predominantly in the first fiscal quarter.

     Gross margin from sales to residential and commercial customers increased $179,000, or less than 1 percent, and $418,000, or less than 1 percent, for the three and six months ended March 31, 2005, respectively, compared with the same periods last year. Sales to residential and commercial customers were 27.4 billion cubic feet (Bcf) and 43.3 Bcf for the three and six months ended March 31, 2005, respectively, compared with 27.8 Bcf and 43.9 Bcf for the same periods last year. The relatively stable gross margin and the decrease in sales were due primarily to the lower usage per degree day discussed above, which offset customer growth.

     Gross margin from transportation service decreased $779,000, or 8.7 percent, and $1.2 million, or 7.7 percent, for the three and six months ended March 31, 2005, compared with the same periods last year. NJNG transported 3.4 Bcf and 5.8 Bcf for the three and six months ended March 31, 2005, compared with 3.8 Bcf and 6.4 Bcf in the same periods last year. The decreases were due primarily to a reduction in customers utilizing the transportation service and the lower usage per degree day discussed above.

     NJNG had 11,639 and 12,245 residential customers and 3,508 and 3,892 commercial customers using its transportation service at March 31, 2005 and 2004, respectively. The decrease in transportation customers was due primarily to a decline in third-party marketing efforts in NJNG’s service territory.

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

     NJNG’s incentive programs totaled 14.1 Bcf and generated $2.4 million of gross margin and 28.6 Bcf and $4 million of gross margin for the three and six months ended March 31, 2005, respectively, compared with 13.2 Bcf and $2.2 million of gross margin, and 26.7 Bcf and $3.7 million of gross margin for the respective periods last year. The slight increase in gross margin was due primarily to higher off-system sales combined with the new storage incentive program.

Interruptible

     NJNG serves 51 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 5 percent and 3.1 percent of total throughput for the six months ended March 31, 2005 and 2004, respectively, they accounted for less than 1 percent of the total gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .3 Bcf and .1 Bcf, for the six months ended March 31, 2005 and 2004, respectively. In addition, NJNG transported 3.8 Bcf and 2.4 Bcf for the six months ended March 31, 2005 and 2004, respectively, for its interruptible customers.

Operation and Maintenance Expense

     Operation and maintenance (O&M) expense decreased $1.2 million, or 5.9 percent, and $320,000, or 1 percent, for the three and six months ended March 31, 2005, respectively, compared with the same periods last year due primarily to a decrease of $400,000 in costs, which was recognized in the second fiscal quarter, associated with the Company’s long-term incentive program.

Operating Income

     Operating income increased $771,000, or 1.3 percent, and decreased $523,000, or less than 1 percent, for the three and six months ended March 31, 2005, compared with the same periods last year. The 3-month increase was due primarily to the lower O&M discussed above. The 6-month decrease was due primarily to the impact of lower-than-expected customer usage in gross margin and the charge associated with an early retirement program for officers.

Net Income

     NJNG’s net income decreased $60,000, or less than 1 percent, and decreased $1.3 million, or 2.4 percent, for the three and six months ended March 31, 2005, compared with the same periods last year due primarily to changes in operating income and higher interest expense.

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

     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Gulf Coast, Mid-Continent, Appalachia and Eastern Canada, which provide the opportunity to realize value when there are changing prices between these areas and when prices change between time periods. Gross margin is typically created by participating in transactions that maximize the economic differential between varying markets and time horizons. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs.

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

     NJRES’ portfolio management customers include unaffiliated utilities, electric generation plants and Stagecoach. (See Note 6.–Legal and Regulatory Proceedings–Stagecoach Marketing Agreement.) Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, the supply of base gas to the facility, monthly billing and back-office functions, in addition to other services. NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms. NJRES estimates that its management fees represent approximately 15-20 percent of its annual gross margin.

     NJRES’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Operating revenues	$596,921	$633,095	$1,113,792	$1,018,593
Gas purchases	568,155	603,669	1,070,604	979,078

Gross margin	28,766	29,426	43,188	39,515
Operation and maintenance expense	1,966	2,197	4,118	3,024
Depreciation and amortization	58	52	112	104
Other taxes	161	29	215	46

Operating income	$ 26,581	$ 27,148	$ 38,743	$ 36,341

Net income	$ 15,446	$ 15,316	$ 22,006	$ 20,589

     NJRES’ operating revenues and gas purchases decreased $36.2 million, or 5.7 percent, and $35.5 million, or 5.9 percent, for the three months ended March 31, 2005, respectively, compared with the same period last year. The decreases for the three months were due primarily to lower volatility. Volatility is defined as the change in prices, at a particular pricing point, over time. NJRES’ operating revenues and gas purchases increased $95.2 million, or 9.3 percent, and $91.5 million, or 9.3 percent, for the six months ended March 31, 2005, respectively, compared with the same period last year. The increases for the six months were due primarily to higher natural gas prices. Natural gas sold and managed by NJRES totaled 82.9 Bcf and 152.6 Bcf for the three and six months ended March 31, 2005, compared with 95.6 Bcf and 170.2 Bcf in the same periods last year. The decrease in natural gas sold and managed was due primarily to lower volatility.

     NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. NJRES’ gross margin and operating income decreased for the three months ended March 31, 2005, compared with the same period last year, due primarily to fewer market pricing opportunities and decreased volatility, coupled with additional fixed costs associated with a larger portfolio of assets. NJRES’ gross margin, operating income and net income increased for the six months ended March 31, 2005, compared with the same period last year, due primarily to favorable time spreads on storage asset positions, as well as securing positive locational spreads on transportation capacity.

     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market, continued access to the capital markets and NJRES’ successful resolution of the Stagecoach Marketing Agreement litigation and the ability to maintain asset management agreements. (See Note 6.–Legal and Regulatory Proceedings–Stagecoach Marketing Agreement.)

Retail and Other Operations

     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 138,000 customers; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and NJR Service, which provides shared administrative services to the Company and its subsidiaries.

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2005	2004	2005	2004

Operating revenues	$5,585	$4,983	$22,256	$10,320

Other income	$ 677	$ 789	$ 1,369	$ 1,289

Net income	$ 961	$ 393	$ 6,770	$ 433

     Retail and Other operating revenues increased $602,000, or 12 percent, and $11.9 million, or 116 percent, for the three and six months ended March 31, 2005, compared with the same periods last year. The 3-month increase was due primarily to increased appliance service and installation business at NJRHS. The 6-month increase was due primarily to a $10.1 million pretax gain on the sale of a commercial office building and increased appliance service and installation business at NJRHS.

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

     Net income increased for the three and six months ended March 31, 2005, compared with the same periods last year, due primarily to the $6 million after tax gain on the sale of the commercial office building. Excluding the gain, net income increased by $568,000 and $365,000 for the three and six months ended March 31, 2005, respectively. The increases were due primarily to improved results at NJRHS and $1 million of lower costs associated with the Company’s Long-Term Incentive Plan.

Liquidity and Capital Resources

     Consolidated

     NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

     NJR’s consolidated capital structure was as follows:

	March 31,	September 30,	March 31,
	2005	2004	2004

Common stock equity	55%	44%	58%
Long-term debt	34	29	37
Short-term debt	11	27	5

Total	100%	100%	100%

     NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options issued under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares.

     In December 2004, NJR entered into a $275 million committed credit facility with several banks, which replaced a $200 million credit facility. The new facility has a 3-year term, expiring in December 2007. In November 2004, NJR entered into a 1-year $20 million committed credit facility with a bank. These facilities provide liquidity to meet working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.

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

     NJR had borrowings of $95.1 million, $152.1 million and none at March 31, 2005, September 30, 2004, and March 31, 2004, respectively, under NJR’s committed credit facilities. NJNG had $2.2 million, $107.6 million and $16 million of commercial paper borrowings supported by NJNG’s committed credit facilities at March 31, 2005, September 30, 2004, and March 31, 2004, respectively.

     The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
	Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt*	$ 405,971	$ 11,048	$ 22,098	$ 73,691	$299,134
Capital lease obligations*	89,682	6,912	13,823	13,823	55,124
Operating leases*	7,779	2,607	3,444	1,400	328
Short-term debt	97,300	97,300	—	—	—
Clean energy program	28,632	6,457	16,906	5,269	—
Construction obligations	5,277	5,277	—	—	—
Potential storage obligations	97,378	1,994	10,296	41,096	43,992
Natural gas supply purchase obligations	1,194,880	695,481	266,647	115,509	117,243

Total contractual cash obligations	$1,926,899	$827,076	$333,214	$250,788	$515,821

*	These obligations include interest.

     As of March 31, 2005, there were NJR guarantees covering approximately $188 million of natural gas purchases and demand fee commitments of NJRES, included in natural gas supply purchase obligations, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

     NJNG issued a $45 million letter of credit, which will expire in June 2005, in conjunction with a long-term swap agreement. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

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

Cash Flows

     Operating Activities

     Cash flow used in operating activities totaled $212.9 million for the six months ended March 31, 2005, compared with $162 million in the same period last year. The improvement in operating cash flow was due primarily to higher net income and improved working capital. The improvement in working capital was due primarily to the reduction in broker margin requirements and underrecovered gas costs which was partially offset by an increase in accounts receivable.

     NJNG’s MGP expenditures, net of insurance recoveries, are currently expected to total $5.5 million and $17.6 million in 2005 and 2006, respectively. (See Note 13.–Commitments and Contingent Liabilities.)

     Financing Activities

     Cash flow used in financing activities totaled $217.9 million for the six months ended March 31, 2005, compared with $94.9 million in the same periods last year. This increase was due primarily to a greater decrease in net short- and long-term debt, which resulted from higher operating cash flow and proceeds from asset sales, and higher share repurchases.

     In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG drew down $6.3 and $4.2 million in December 2004 and 2003, respectively, from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA. (See Note 8.–Long- and Short-Term Debt and Restricted Cash-Construction Fund.)

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

     Investing Activities

     Cash flow from investing activities totaled $8.4 million for the six months ended March 31, 2005, compared with the use of $43.8 million for the same periods last year. The improvement in cash flow was due primarily to the $30.6 million in cash proceeds generated from the sale of a commercial office building and the draw down of $6.3 million from the construction fund created under the EDA financing arrangement.

     NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s remaining fiscal 2005 capital expenditures are estimated at $35.8 million.

     NJRES does not currently anticipate any significant capital expenditures in 2005 and 2006. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.

     Retail and Other capital expenditures in 2004 were primarily related to the construction of a commercial office building, which was subsequently sold in December 2004. CR&R currently expects capital expenditures of $5.6 million in 2005 and $3.2 million in 2006 in connection with the construction of two office buildings.

     Retail and Other capital expenditures each year were primarily made in connection with investments made to preserve the value of real estate holdings.

     Credit Ratings

     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P), and Moody’s Investors Service, Inc. (Moody’s).

Standard &
	Poor’s	Moody's

Corporate Rating	A+	N/A

Commercial Paper	A-1	P-1

Senior Secured	AA-	Aa3

Ratings Outlook	Stable	Stable

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

     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2004, to March 31, 2005:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	March 31,
(Thousands)	2004	Market Value	Settled	2005

NJNG	$(11,659)	$14,104	$(1,007)	$3,452
NJRES	(19,050)	14,650	21,828	(26,228)
NJR Energy	27,357	6,968	(4,278)	38,603

Total	$(3,352)	$35,722	$16,543	$15,827

     There were no changes in methods of valuations during the quarter ended March 31, 2005.

     The following is a summary of fair market value of commodity derivatives at March 31, 2005, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2005	2006	2007-2009	2009	Fair Value

Price based on NYMEX	$23,207	$(11,556)	$(29,050)	$(5,403)	$(22,802)
Price based on over-the-counter published quotations	6,257	9,131	19,539	3,702	38,629

Total	$29,464	$(2,425)	$(9,511)	$(1,701)	$15,827

     The following is a summary of commodity derivatives by type as of March 31, 2005:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	19.0	$4.81-$7.71	$44,708
	Options	(2.1)	$4.15-$7.00	76
	Swaps	(12.5)	—	(41,332)
NJRES	Futures	(17.3)	$3.75-$8.24	(22,943)
	Swaps	(40.7)	—	(3,285)
NJR Energy	Swaps	14.3	—	38,603

Total				$15,827

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at March 31, 2005, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $2.1 million. The VAR with a 99 percent confidence level and a 10-day holding period was $9.6 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

     Wholesale Credit Risk

     NJNG, NJRES and NJR Energy engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits, daily communication with traders regarding credit status, and the use of credit mitigation measures such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

     The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies that meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

     Presented below is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2005. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

     Unregulated counterparty credit exposure as of March 31, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$198,947	$136,571
Noninvestment grade	2,391	693
Internally rated investment grade	19,203	12,278
Internally rated noninvestment grade	5,363	—

Total	$225,904	$149,542

     NJNG’s counterparty credit exposure as of March 31, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$51,631	$40,142
Noninvestment grade	391	—
Internally rated investment grade	118	118
Internally rated noninvestment grade	511	—

Total	$52,651	$40,260

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

     Interest Rate Risk–Long-Term Debt

     At March 31, 2005, the Company (excluding NJNG) had no variable-rate, long-term debt.

     At March 31, 2005, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps with several banks expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at March 31, 2005, NJNG’s annual interest expense, net of tax, would change by $574,000.

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

     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6.–Legal and Regulatory Proceedings.

Legal Proceeding:

Petco Litigation

     On March 18, 2005, a complaint was filed in the New Jersey Superior Court, Law Division, Monmouth County against NJNG and three other parties. On March 24, 2005, the complaint was amended to add a fifth defendant. The plaintiff alleges, among other things, that NJNG negligently installed and maintained an underground gas line that was damaged by a co-defendant contractor, which resulted in the destruction of the building where plaintiff was an employee and causing plaintiff severe and permanent personal injury. The Company has also received notice of two other personal injury claims and a claim for property damage. The Company’s insurance carrier has been notified of all the above. The Company believes this litigation will not have a material effect on its financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. In January 2005, the repurchase plan was expanded to 2.5 million shares. As of March 31, 2005, the Company has repurchased 2,156,753 shares of its common stock.

     The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

01/1/05 – 1/31/05	82,000	$42.13	82,000	651,447
02/1/05 – 2/28/05	261,100	$43.88	261,100	390,347
03/1/05 – 3/31/05	47,100	$44.67	47,100	343,247

Total	390,200	$43.61	390,200	343,247

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on January 19, 2005.

(b)	The shareholders voted upon the following matters at the January 19, 2005 annual shareholders meeting:

(i)	The election of three (3) directors, for terms expiring in 2008. The results of the voting were as follows:

Director	For	Withheld

Nina Aversano	23,211,560	227,351
Dorothy K. Light	23,113,877	325,033
David A. Trice	23,218,283	220,628

     In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting: George R. Zoffinger, J. Terry Strange, Gary W. Wolf, Lawrence R. Codey, Laurence M. Downes, R. Barbara Gitenstein, Alfred C. Koeppe and William H. Turner.

(ii)	The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2005. The results of the voting were as follows:

For	Against	Abstain

22,850,304	120,036	468,570

ITEM 6. EXHIBITS

     (a) Exhibits

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

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

NEW JERSEY RESOURCES

Date: May 6, 2005	/s/Glenn C. Lockwood

Glenn C. Lockwood Senior Vice President and Chief Financial Officer