Form 10-Q
period 2005-06-30
NEW JERSEY RESOURCES CORP
filed 2005-08-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number 1-8359
NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2376465 (I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey — 07719	732-938-1480
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock — $2.50 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
YES: ☑                      No: ☐
     The number of shares outstanding of $2.50 par value Common Stock as of July 27, 2005 was 27,492,633.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe,” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.
     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2005 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. Among the factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices, the impact of the Company’s risk management efforts, including commercial and wholesale credit risks, conversion activity and other marketing efforts, labor costs, the actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the outcome of the Stagecoach matter, environmental and other litigation, the level of environmental expenditures, the disallowance of recovery of environmental remediation expenditures, other regulatory changes and changes in and levels of interest rates.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2005	2004	2005	2004

OPERATING REVENUES	$544,280	$438,503	$2,463,325	$2,119,210

OPERATING EXPENSES
Gas purchases	492,036	391,474	2,133,386	1,830,467
Operation and maintenance	24,298	24,947	77,834	76,603
Regulatory rider expenses	4,793	1,356	28,707	8,326
Depreciation and amortization	8,424	8,113	25,135	24,649
Energy and other taxes	8,878	7,541	50,489	44,828

Total operating expenses	538,429	433,431	2,315,551	1,984,873

OPERATING INCOME	5,851	5,072	147,774	134,337
Other income	1,659	1,054	4,823	2,985
Interest charges, net	4,897	3,648	14,968	10,992

INCOME BEFORE INCOME TAXES	2,613	2,478	137,629	126,330
Income tax provision	778	924	53,927	49,371

NET INCOME	$1,835	$1,554	$83,702	$76,959

EARNINGS PER COMMON SHARE
BASIC	$0.07	$0.06	$3.03	$2.80
DILUTED	$0.07	$0.06	$2.97	$2.74

DIVIDENDS PER COMMON SHARE	$.34	$.325	$1.02	$.975

AVERAGE SHARES OUTSTANDING
BASIC	27,468	27,588	27,616	27,469
DILUTED	28,079	28,166	28,198	28,040

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Nine Months Ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,702	$76,959
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	25,135	24,649
Amortization of deferred charges	1,352	613
Deferred income taxes	3,297	(4,952)
Manufactured gas plant remediation costs	(11,644)	(6,297)
Gain on asset sales	(10,450)	—
Changes in:
Working capital	51,104	(5,062)
Other noncurrent assets	8,187	(1,762)
Other noncurrent liabilities	(7,519)	5,211

Cash flows from operating activities	143,164	89,359

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	9,651	12,216
Proceeds from long-term debt	—	97,000
Proceeds from sale-leaseback transaction	4,904	3,941
Payments of long-term debt	(27,145)	(1,795)
Purchases of treasury stock	(23,835)	(1,164)
Payments of common stock dividends	(27,820)	(26,296)
Net (payments) related to short-term debt	(66,050)	(108,400)

Cash flows used in financing activities	(130,295)	(24,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(38,322)	(41,424)
Real estate properties and other	(1,192)	(10,348)
Cost of removal	(4,253)	(3,738)
Equity investments	(8,764)	—
Withdrawal from (investment in) restricted cash construction fund	6,300	(7,800)
Proceeds from sale of investments available for sale	302	—
Proceeds from asset sales	31,184	—

Cash flows (used in) investing activities	(14,745)	(63,310)

Change in cash and temporary investments	(1,876)	1,551
Cash and temporary investments at September 30,	5,043	1,839

Cash and temporary investments at June 30,	$3,167	$3,390

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(97,986)	$(56,953)
Inventories	53,965	(21,821)
Underrecovered gas costs	52,663	24,946
Gas purchases payable	(14,538)	64,219
Prepaid and accrued taxes, net	8,083	6,890
Accounts payable and other	(6,634)	(5,795)
Restricted broker margin accounts	41,323	(1,215)
Other current assets	5,168	(5,302)
Other current liabilities	9,060	(10,031)

Total	$51,104	$(5,062)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$14,232	$8,966
Income taxes	$37,879	$38,606

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	September 30,	June 30,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,183,566	$1,148,865	$1,132,461
Real estate properties and other, at cost	25,157	24,439	41,006

	1,208,723	1,173,304	1,173,467
Accumulated depreciation and amortization	(307,135)	(292,915)	(287,204)

Property, plant and equipment, net	901,588	880,389	886,263

CURRENT ASSETS
Cash and temporary investments	3,167	5,043	3,390
Customer accounts receivable	255,193	157,655	188,547
Allowance for doubtful accounts	(6,611)	(5,304)	(6,446)
Regulatory assets	14,697	69,505	55,296
Gas in storage, at average cost	220,138	274,942	209,874
Materials and supplies, at average cost	4,283	3,444	3,380
Prepaid state taxes	15,760	11,849	13,579
Derivatives	78,018	89,870	62,887
Restricted broker margin accounts	—	38,260	7,815
Asset held for sale	—	20,315	—
Other	17,414	20,437	17,641

Total current assets	602,059	686,016	555,963

NONCURRENT ASSETS
Equity investments	29,579	18,864	18,111
Regulatory assets	232,532	189,232	191,440
Derivatives	65,852	32,100	27,047
Restricted cash construction fund	1,500	7,800	7,800
Other	25,913	41,199	39,795

Total noncurrent assets	355,376	289,195	284,193

Total assets	$1,859,023	$1,855,600	$1,726,419

See Notes to Condensed Unaudited Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

	June 30,	September 30,	June 30,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

CAPITALIZATION
Common stock equity	$518,134	$467,917	$481,458
Long-term debt	318,093	315,887	316,807

Total capitalization	836,227	783,804	798,265

CURRENT LIABILITIES
Current maturities of long-term debt	3,289	27,736	27,662
Short-term debt	193,650	259,700	92,400
Gas purchases payable	196,330	210,868	264,849
Accounts payable and other	36,282	42,916	35,258
Postretirement employee benefit liability	10,014	613	2,503
Dividends payable	9,345	9,016	8,974
Accrued taxes	10,820	25,365	46,917
Derivatives	71,099	90,661	50,846
Restricted broker margin accounts	3,063	—	—
Clean energy program	6,570	—	—
Customers’ credit balances and deposits	13,952	20,863	13,431

Total current liabilities	554,414	687,738	542,840

NONCURRENT LIABILITIES
Deferred income taxes	173,601	135,071	132,039
Deferred investment tax credits	8,238	8,479	8,539
Deferred revenue	11,071	11,817	12,218
Derivatives	64,929	33,794	23,558
Manufactured gas plant remediation	92,880	92,880	108,800
Postretirement employee benefit liability	5,465	9,715	17,199
Regulatory liabilities	82,986	80,757	81,050
Clean energy program	19,062	—	—
Other	10,150	11,545	1,911

Total noncurrent liabilities	468,382	384,058	385,314

Total capitalization and liabilities	$1,859,023	$1,855,600	$1,726,419

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Net income	$1,835	$1,554	$83,702	$76,959

Other comprehensive income:

Change in fair value of equity investments, net of tax of $(194), $(150), $(668) and $(354)	281	217	966	513

Change in fair value of derivatives, net of tax of $(5,755), $3,562, $(8,432) and $90	8,332	(5,158)	12,208	185

Other comprehensive income	8,613	(4,941)	13,174	698

Comprehensive income	$10,448	$(3,387)	$96,876	$77,657

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
3. NEW ACCOUNTING STANDARDS
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 replaces Accounting Principles Bulletin (APB) No. 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123 R. In addition, SFAS 123 R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002. The Company will adopt SFAS 123 R, effective October 1, 2005, and does not expect the impact of previously issued, unvested options not currently being expensed to have a material impact on its financial condition, results of operations or cash flows.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” and certain recognition and valuation issues associated with them. Conditional asset retirement obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company does not expect the adoption of FIN 47 to have any impact on its financial condition, results of operations or cash flows.
4. REGULATORY ASSETS AND LIABILITIES
     Regulatory assets on the Consolidated Balance Sheets include the following:

	June 30,	September 30,	June 30,
(Thousands)	2005	2004	2004	Recovery Period

Regulatory assets-current
Underrecovered gas costs	$16,842	$69,505	$55,296	Less than one year (1)
Weather-normalization clause (WNC)	(2,145)	—	—	Less than one year (4)

Total	$14,697	$69,505	$55,296

Regulatory assets-noncurrent
Remediation costs (Notes 6 and 13)
Expended, net	$71,755	$58,409	$50,415	(2)
Liability for future expenditures	92,880	92,880	108,800	(3)
Deferred income taxes	13,162	13,393	13,425	Various
Derivatives	17,908	11,659	7,165	Through Oct. 2010 (5)
Postretirement benefit costs (Note 10)	2,493	2,720	2,795	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	34,334	10,171	8,840	Various (6)

Total	$232,532	$189,232	$191,440

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for a portion that was recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13.-Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS).

(6)	Recoverable with interest, subject to BPU approval.
     If there are any changes in regulatory positions that indicate the recovery of regulatory assets are not probable, the related cost and carrying costs would be charged to income, in the period of such determination.

     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	June 30,	September 30,	June 30,
(Thousands)	2005	2004	2004

Regulatory liabilities-noncurrent
Cost of removal obligation	$77,099	$74,820	$75,182
Market development fund(1)	5,887	5,937	5,868

Total	$82,986	$80,757	$81,050

(1)	The Market development fund, created with funds available as a result of the implementation of the Energy Tax Reform of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives.
5. CAPITALIZED AND DEFERRED INTEREST
     The Company’s capitalized interest totaled $144,000 and $186,000 for the three months ended June 30, 2005 and 2004, respectively, and $415,000 and $392,000 for the nine months ended June 30, 2005 and 2004, respectively, at average interest rates of 2.9 percent, 2.3 percent, 2.4 percent and 2 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.
     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and on its manufactured gas plant (MGP) remediation expenditures. (See Note 6.-Legal and Regulatory Proceedings.) Accordingly, Other income included $432,000 and $626,000 of interest related to underrecovered remediation and underrecovered gas costs for the three months ended June 30, 2005 and 2004, respectively, and $1.4 million and $2 million for the nine months ended June 30, 2005 and 2004, respectively.
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
     Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. The Company expects a combined competitive services and management audit to begin early in fiscal 2006.

     b. Basic Gas Supply Service
     On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by June 1 for review of BGSS and to request a potential price change to be effective October 1. The agreement also allows natural gas utilities to provisionally increase residential and small commercial customer BGSS prices up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval.
     On June 1, 2005, NJNG filed for a 4.2 price increase to be effective on October 1, 2005. On July 21, 2005, NJNG amended its filing requesting an effective date of September 1, 2005. This requested increase is necessary due to higher wholesale commodity costs.
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
     On October 22, 2003, the BPU approved a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Program results of the initial year were reviewed with the BPU in January 2005 and no modifications were made to the program at that time. NJNG’s June 1, 2005 BGSS filing requested an additional one year extension to the current program of BGSS related incentives.
     c. Other Adjustment Clauses
     On October 22, 2003, the BPU approved NJNG’s request to update factors used in its WNC, which is designed to stabilize year-to-year fluctuations that may result from changing weather patterns on both NJNG’s gross margin and customers’ bills. Consumption factors had not been adjusted to reflect NJNG’s growth and actual customer base since the settlement of its last base rate case in January 1994. By updating consumption factors, the WNC better reflects actual weather.

     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, the costs of which are to be recovered through the SBC. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider in the SBC. NJNG will recover carrying costs on deferred USF balances. On April 1, 2005, NJNG and all of the other energy utilities in the state filed to maintain the existing prices for the recovery of the costs of the statewide USF program. On June 30, 2005, the BPU approved the continuation of the current USF recovery rate.
     In December 2004, the BPU approved regulations modifying main extension regulations and creating a Targeted Revitalization Infrastructure Program (TRIP). The TRIP provides a recovery mechanism for certain infrastructure investment made in approved redevelopment zones. As a result of the revisions to TRIP regulation, NJNG withdrew its TRIP filing originally proposed in 2003, which sought approval to invest approximately $14 million for ongoing and planned redevelopment work in Asbury Park and Long Branch, New Jersey. NJNG is currently planning a revised TRIP filing for approximately $1 million investment limited to the redevelopment zone in Asbury Park, New Jersey.
     On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to MGP expenditures incurred through June 30, 2002. (See Note 13.-Commitments and Contingent Liabilities in the accompanying Financial Statements.) NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, the outcome of which, in management’s opinion, will not have a material adverse impact on its financial condition, results of operations or cash flows.
     On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004. Currently in discovery, the filing, proposed to maintain existing recovery rates.
     d. Manufactured Gas Plant Remediation
     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites, Jersey Central Power & Light Company (JCP&L), now owned by FirstEnergy Corporation (FirstEnergy).
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
     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. As of June 30, 2005, $71.8 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4.-Regulatory Assets and Liabilities and Note 13.-Commitments and Contingent Liabilities.)
     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCN-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. In April 2005, the parties reached a settlement in principal of all claims by and between the parties, which includes a cash payment to be received by NJNG. The settlement documents are in final review and are expected to be executed before October 1, 2005.
     NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be payable through any agreement reached with the NJDEP. NJNG expects to meet with the NJDEP by the end of its fiscal year to discuss this matter. NJNG anticipates any costs associated with this matter may be recoverable through the remediation rider.
     e. Other Regulatory Proceedings
     On November 2, 2004, NJNG filed a request with the BPU to eliminate a rate classification that provides a discount for natural gas pool heater usage. On April 20, 2005, the BPU approved the sharing of incremental margins that result from the elimination of this discount on an 85/15 percent basis between customers and shareowners, respectively. The exact impact cannot be quantified due to the uncertainty of customer behavior but is expected to be immaterial.
     On December 23, 2004, the BPU issued a decision establishing the Statewide NJ Clean Energy Funding amount for the period from 2005-2008. NJNG’s obligation, which is recoverable from customers through the SBC, gradually increases from $5.9 million in 2005 to $9.9 million in 2008. As a result, NJNG recorded a liability of $25.6 million and a corresponding Regulatory asset included in SBC, at June 30, 2005. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of NJ Clean Energy Programs for measures installed prior to December 31, 2003. As of June 30, 2005, NJNG recorded $741,000 of revenue related to this program. NJNG intends to seek recovery of this lost revenue in its next SBC filing.
     f. Long Branch MGP Site Litigation
     Since July 2003, a series of complaints have been filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County, and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort case #268, Master Docket BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions, consent orders and stipulations to dismiss, there are now 298 active cases in this matter.
     Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought, which has yet to be quantified by plaintiffs, includes compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages, and punitive damages. Plaintiffs’ counsel have also filed “short form” complaints, which more clearly delineate the claims and relief sought by individual plaintiffs. At present, there are approximately 92 claims for personal injuries (for living plaintiffs and on behalf of deceased relatives), 26 claims for diminution of property damage, and 47 relocation claims, with all plaintiffs seeking medical monitoring and damages for loss of quality of life.
     JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.
     The Company’s insurance carriers were initially notified of the claims, and Kemper Insurance Company (Kemper), under an Environmental Response Compensation and Liability Policy, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, the Company initiated litigation against Kemper (See Kemper Insurance Company Litigation below.)
     The current case schedule anticipates that at least one or more representative cases will be ready for trial by January 4, 2006. The parties have been working with the Court to select an initial set of representative plaintiffs for that purpose. Management believes that it is not liable under the allegations of the complaints, and further believes that any liability that could possibly be assessed against it, with the exception of liability for punitive damages, would be recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, may be recoverable through the remediation rider. However, no assurance can be given as to the ultimate outcome of these matters or their impact on the Company’s financial condition, results of operations or cash flows.

     g. Kemper Insurance Company Litigation
     In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County, Docket #OCN-L-3100-4. The case is under active case management. The next Case Management conference is scheduled on August 8, 2005. Kemper provided Environmental Response, Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all of its future obligations is uncertain. In light of Kemper’s financial condition, NJNG has entered into settlement negotiations with Kemper regarding these policies. It is too early to predict whether these discussions will result in settlement. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations may be recovered through the remediation rider. There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.
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

     On March 16, 2005, eCORP Marketing, AIG Highstar, and NJRES entered into a Confidential Release and Settlement Agreement (“Settlement Agreement”) that settles all claims by and between the parties, including recovery of existing working capital balances. At June 30, 2005, NJRES had a net receivable balance of $9.5 million. Pursuant to its terms, the Settlement Agreement is contingent upon the sale of Stagecoach to a third-party in August 2005. The Settlement Agreement terminates the Marketing Agreement and all rights and obligations there under.
     On March 21, 2005, eCORP withdrew, without prejudice, both its motion to dismiss or stay the NJRES Complaint and its motion to remand the third-party complaint.
     On July 8, 2005, Inergy, L.P entered into a definitive agreement to acquire the Stagecoach Project. Closing of the sale of the Project to Inergy, L.P. is currently expected to occur in August 2005. In light of this development, the judge in the pending litigation issued an order dismissing NJRES’s complaint without prejudice, subject to NJRES’s right to reinstate the complaint within 60 days in the event the Inergy transaction is not consummated. Upon closing, eCORP Marketing, AIG Highstar, and NJRES will execute and file stipulations dismissing all claims with prejudice.
     On July 8, 2005, NJRES entered into a Letter of Intent with Inergy, L.P. to provide services, including base gas, natural gas supplies and optimization of firm storage for the Stagecoach Project. This transaction is subject to the closing of the sale of the Stagecoach Project described above.
     i. Various
     The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
7. EARNINGS PER SHARE
     In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 610,389 and 577,693 for the three months ended June 30, 2005 and 2004, respectively, and 582,555 and 570,597 for the nine months ended June 30, 2005 and 2004, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Net income, as reported	$1,835	$1,554	$83,702	$76,959
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	31	136	93
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(92)	(147)	(329)	(444)

Pro forma net income	$1,771	$1,438	$83,509	$76,608

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Earnings Per Share:

Basic — as reported	$.07	$.06	$3.03	$2.80
Basic — pro forma	$.06	$.05	$3.02	$2.79

Diluted — as reported	$.07	$.06	$2.97	$2.74
Diluted — pro forma	$.06	$.05	$2.96	$2.73

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
     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.
     NJNG issued a $55 million letter of credit, which will expire in December 2005, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

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
     In July 2005, the EDA preliminarily approved the issuance of $15 million of additional tax-exempt EDA Bonds and the refinancing of NJNG’s 5.38% Series W First Mortgage Bonds of $10.3 million (Series W) and NJNG’s 6.25% Series Y First Mortgage Bonds of $10.5 million (Series Y). In June 2005, NJNG filed a petition with the BPU for approval to issue $15 million of First Mortgage Bonds to secure the EDA Bonds, described above, and also refinance its Series W Bonds and Series Y Bonds. NJNG expects to complete these refinancings during the first quarter of fiscal 2006.
     In June 2004, NJNG purchased interest-rate caps with several banks to hedge interest rate exposure on its $97 million of tax-exempt, variable-rate long-term debt with various maturity dates ranging from 2027 to 2033. The interest-rate caps expire in July 2006 and limit NJNG’s variable-rate debt exposure for the tax-exempt EDA Bonds at 3.5 percent. The interest-rate caps are treated as cash flow hedges with changes in fair value accounted for in Accumulated other comprehensive income.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Operating Revenues
Natural Gas Distribution	$174,761	$159,406	$957,807	$811,247
Energy Services	362,727	273,578	1,476,519	1,292,171
Retail and Other	6,816	5,544	29,072	15,864

Subtotal	544,304	438,528	2,463,398	2,119,282
Intersegment revenues (1)	(24)	(25)	(73)	(72)

Total	$544,280	$438,503	$2,463,325	$2,119,210

Operating Income
Natural Gas Distribution	$8,865	$8,911	$101,014	$101,583
Energy Services	(4,926)	(4,593)	33,817	31,748
Retail and Other	1,912	754	12,943	1,006

Total	$5,851	$5,072	$147,774	$134,337

Net Income
Natural Gas Distribution	$3,868	$3,773	$56,959	$58,156
Energy Services	(3,314)	(2,745)	18,692	17,844
Retail and Other	1,281	526	8,051	959

Total	$1,835	$1,554	$83,702	$76,959

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.
     The Company’s assets for the various business segments are detailed below:

	June 30,	September 30,	June 30,
	2005	2004	2004
(Thousands)	(Unaudited)		(Unaudited)

Assets at Year-End
Natural Gas Distribution	$1,398,931	$1,353,224	$1,315,839
Energy Services	347,607	397,741	316,009
Retail and Other	112,485	104,635	94,571

Total	$1,859,023	$1,855,600	$1,726,419

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
     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

     The components of the qualified plans net pension cost were as follows:

	Pension				OPEB
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
(Thousands)	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$677	$801	$2,031	$2,418	$324	$246	$972	$889
Interest cost	1,324	1,589	3,972	4,795	545	431	1,635	1,555
Expected return on plan assets	(1,596)	(2,123)	(4,788)	(6,410)	(425)	(164)	(1,275)	(590)
Amortization of:
Prior service cost	28	27	84	84	20	16	60	58
Transition obligation	—	—	—	—	89	78	267	281
Loss	257	205	771	619	171	133	513	479
Net initial obligation	(28)	(37)	(84)	(111)	—	—	—	—

Net periodic cost	$662	$462	$1,986	$1,395	$724	$740	$2,172	$2,672

     In 2005, the Company has no minimum pension funding requirements but currently expects to make a discretionary contribution of $10 million during the fourth quarter of fiscal 2005. If market performance is less than anticipated, additional funding may be required.
     The Company’s funding level to its Other Postretirement Benefits (OPEB) plans is expected to be approximately $700,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.
11. INVESTMENTS
          In July 2001, the Company entered into a 5-year, zero-premium collar to hedge changes in the value of 100,000 shares of its investment in Capstone Turbine Corporation (Capstone). The collar consists of a purchased put option with a strike price of $9.97 per share and a sold call option with a strike price of $24.16 per share for 100,000 shares. The Company entered into this transaction to hedge its anticipated sale of 100,000 shares of Capstone at the settlement date in 2006 and, accordingly, accounts for the transaction as a cash flow hedge. Other comprehensive income for the nine months ended June 30, 2005, included a $36,000 unrealized gain related to this collar. Through June 30, 2005, Accumulated other comprehensive income included an $830,000 unrealized gain related to this collar.
          In May 2005, NJNR Pipeline utilized its right of first refusal to invest $8.7 million to increase its equity interest in Iroquois Gas Transmission System (Iroquois) from 3.28 percent to 5.53 percent.

12. COMPREHENSIVE INCOME
     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at June 30, 2005, $3.4 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2005. For the three months ended June 30, 2005 and 2004, $5.7 million and $6.2 million was credited to natural gas costs, respectively, and for the nine months ended June 30, 2005 and 2004, $11.9 million was charged and $22.1 million was credited to natural gas costs, respectively. These cash flow hedges cover various periods of time ranging from August 2005 to October 2010.
13. COMMITMENTS AND CONTINGENT LIABILITIES
     Manufactured Gas Plant Remediation
     NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2004, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of its potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible for will range from $92.9 million to $136.6 million. NJNG’s estimate of these liabilities was based upon known facts, existing technology and enacted laws and regulations existing when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $92.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination.
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
     Commencing in September 2004, NJRES and eCORP Marketing, the counterparty to the Marketing Agreement, have filed claims asserting, among other things, that each has breached the Marketing Agreement. In March 2005, a contingent settlement agreement was entered into by all parties. If the proposed settlement is finalized, NJRES’ obligations under the marketing and management agreement will terminate. (See Note 6. -Legal and Regulatory Proceedings.)
14. OTHER
     At June 30, 2005, there were 27,485,379 shares of common stock outstanding, and the book value per share was $18.85.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED JUNE 30, 2005
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

(Thousands)
Nine Months Ended June 30,	2005		2004

Net Income
Natural Gas Distribution	$56,959	68%	$58,156	76%
Energy Services	18,692	22	17,844	23
Retail and Other	8,051	10	959	1

Total	$83,702	100%	$76,959	100%

(Thousands)
As of June 30,	2005		2004

Assets
Natural Gas Distribution	$1,398,931	75%	$1,315,839	76%
Energy Services	347,607	19	316,009	18
Retail and Other	112,485	6	94,571	6

Total	$1,859,023	100%	$1,726,419	100%

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

     As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6.-Legal and Regulatory Proceedings-Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs and related carrying costs would be charged to income in the period of such determination.
     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity assets, the volatile nature of wholesale natural gas prices and higher management fees. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties. (See Note 6.-Legal and Regulatory Proceedings-Stagecoach Marketing Agreement.)
     In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.
     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include NJNG’s regulation by the BPU, the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather, which affect customer usage patterns, can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, a large component of which is covered by a recently negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.
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
     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, the WNC, which are also subject to BPU approval and Societal Benefit Charges (SBC). If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost and carry costs would be charged to income in the period of such determination.
     Derivatives
     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of June 30, 2005.
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

     Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of June 30, 2005, $71.8 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at June 30, 2005, are $92.9 million of accrued estimated future remediation costs.
     Unbilled Revenue
     Revenues related to the sale of natural gas are generally recorded when natural gas is delivered to customers. However, determining natural gas sales to individual customers is based on actual or estimated meter reading, which occurs on a systematic basis. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter read are estimated, and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on natural gas delivered monthly into the system, unaccounted for natural gas based on historical results and applicable customer rates.
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
     NJR’s postretirement employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed income investments, with a targeted allocation of 52 percent, 18 percent and 30 percent, respectively. Fluctuations in actual market returns as well as changes in interest rates may result in increased or decreased postretirement employee benefit costs in future periods. Postretirement employee benefit expenses are included in Operation and maintenance (O&M) expense on the Consolidated Statements of Income.

Results of Operations
     Net income for the quarter ended June 30, 2005, increased 18.1 percent to $1.8 million, compared with $1.6 million for the same period last year. Basic earnings per share (EPS) and diluted EPS increased to $.07, compared with $.06 last year.
     The earnings for the nine months ended June 30, 2005, increased 8.8 percent to $83.7 million compared with $77 million for the same period last year. The nine months results include a gain of $.22 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings were $79.2 million, or $2.87 per basic share and $2.81 per diluted share.
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

(Unaudited)
(Thousands, except per share data)	For Nine Months Ended June 30, 2005
			NJRHS
			and
	NJNG	NJRES	Other	Total

Net Income, as reported	$56,959	$18,692	$8,051	$83,702
Exclude:
Gain on sale of commercial office building, net of tax			(5,972)	(5,972)
Charge for early retirement program, net of tax	915	8	569	1,492

Net Income, as adjusted	$57,874	$18,700	$2,648	$79,222

Earnings per share basic, as reported				$3.03
Exclude:
Gain on sale of commercial office building, net of tax				(.22)
Charge for early retirement program, net of tax				.05

*Earnings per share basic, as adjusted				$2.87

Earnings per share diluted, as reported				$2.97
Exclude:
Gain on sale of commercial office building, net of tax				(.21)
Charge for early retirement program, net of tax				.05

Earnings per share diluted, as adjusted				$2.81

*Amount does not foot due to rounding
Natural Gas Distribution Operations
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
     NJNG’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Operating revenues	$174,761	$159,406	$957,807	$811,247

Gross margin
Residential and commercial	$29,986	$30,245	$160,131	$160,040
Transportation	4,660	4,667	19,465	20,698

Total firm gross margin	34,646	34,912	179,596	180,738
Incentive programs	799	1,088	4,807	4,792
Interruptible	264	380	831	881

Total gross margin	35,709	36,380	185,234	186,411
Operation and maintenance expense	17,964	18,809	57,461	58,626
Depreciation and amortization	8,243	7,946	24,547	24,148
Other taxes not reflected in gross margin	637	714	2,212	2,054

Operating income	$8,865	$8,911	$101,014	$101,583

Other income	$787	$728	$2,271	$2,287

Interest charges, net	$3,397	$3,321	$10,707	$9,284

Net income	$3,868	$3,773	$56,959	$58,156

Gross Margin
     NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis for evaluating utility operations than revenue since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS in subsequent periods. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis. NJNG’s operating revenues increased 18.1 percent to $958 million, and gas purchases increased 21 percent to $698 million for the nine months ended June 30, 2005, compared with the same period last year. The increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $7.4 million and $6.3 million for the three months ended June 30, 2005 and 2004, respectively and $46.2 million and $41.3 million for the nine months ended June 30, 2005 and 2004, respectively. The increase in sales tax and TEFA is due primarily to higher sales tax associated with the increase in revenues. Regulatory rider expenses totaled $4.8 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively, and $28.7 million and $8.3 million for the nine months ended June 30, 2005 and 2004, respectively.
     The increase in regulatory rider expenses is due primarily to higher rates associated with the remediation and Clean Energy riders.
Firm Gross Margin
     Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The weather for the nine months ended June 30, 2005, was 2.3 percent colder than normal, therefore, NJNG deferred $2.1 million in gross margin for future refunds to customers under the WNC.
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
     Total firm gross margin decreased $266,000, or less than 1 percent, and $1.1 million, or less than 1 percent, for the three and nine months ended June 30, 2005, respectively, compared with the same period last year. The decreases were due primarily to a reduction in usage per degree day for the three and nine months ended June 30 2005, respectively. Management believes that the lower usage per degree day was due primarily to inconsistent weather patterns and the impact of higher wholesale natural gas prices.
     Gross margin from sales to residential and commercial customers decreased $259,000, or less than 1 percent, and increased $91,000, or less than 1 percent, for the three and nine months ended June 30, 2005, respectively, compared with the same periods last year. Sales to residential and commercial customers were 7.7 billion cubic feet (Bcf) and 51 Bcf for the three and nine months ended June 30, 2005, respectively, compared with 7.1 Bcf and 51 Bcf for the same periods last year. The relatively stable gross margin was due primarily to the lower usage per degree day discussed above, which offset customer growth.
     Gross margin from transportation service decreased $7,000, or less than 1 percent, and $1.2 million, or 6 percent, for the three and nine months ended June 30, 2005, compared with the same periods last year. NJNG transported 1.2 Bcf and 7.0 Bcf for the three and nine months ended June 30, 2005, compared with 1.2 Bcf and 7.6 Bcf in the same periods last year. The decreases were due primarily to a reduction in customers utilizing the transportation service and the lower usage per degree day discussed above.
     NJNG had 11,105 and 11,603 residential customers and 3,517 and 3,742 commercial customers using its transportation service at June 30, 2005 and 2004, respectively. The decrease in transportation customers was due primarily to a decline in third-party marketing efforts in NJNG’s service territory.
     In fiscal 2005, NJNG currently expects to add approximately 10,500 new customers and convert an additional 950 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.4 percent and result in an estimated sales increase of approximately 1.8 Bcf annually, assuming normal weather and average use. It is believed that this growth would increase gross margin under present base rates by approximately $5.5 million annually.
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
     The BPU also approved, on October 22, 2003, a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program, which was subject to review after one year of operation, measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. The results of the first year of the storage incentive were reviewed with the BPU in January 2005 and no modifications were made to the program.

     NJNG’s June 1, 2005 BGSS filing requested an additional one year extension to the current program of BGSS related incentives.
     NJNG’s incentive programs totaled 10.1 Bcf and generated $799,000 of gross margin and 38.7 Bcf and $4.8 million of gross margin for the three and nine months ended June 30, 2005, respectively, compared with 10.3 Bcf and $1.1 million of gross margin, and 37.0 Bcf and $4.8 million of gross margin for the respective periods last year. The decrease in margin for the 3-month period was due primarily to the elimination of the demand reduction program in April 2004. The slight increase in gross margin for the 9-month period was due primarily to higher off-system sales combined with the results from the first year of the storage incentive program.
Interruptible
     NJNG serves 50 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 6.1 percent and 5.6 percent of total throughput for the nine months ended June 30, 2005 and 2004, respectively, they accounted for less than 1 percent of the total gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 1.6 Bcf and 1.3 Bcf, for the nine months ended June 30, 2005 and 2004, respectively. In addition, NJNG transported 4.7 Bcf and 4.3 Bcf for the nine months ended June 30 2005 and 2004, respectively, for its interruptible customers.
Operation and Maintenance Expense
     Operation and maintenance (O&M) expense decreased $845,000, or 4.5 percent, and $1.2 million, or 2 percent, for the three and nine months ended June 30, 2005, respectively, compared with the same periods last year. The decreases were due primarily to lower costs associated with the company’s incentive compensation plans.
Operating Income
     Operating income decreased $46,000, or less than one percent, and decreased $569,000, or less than one percent, for the three and nine months ended June 30, 2005, respectively, compared with the same periods last year. The decreases were due primarily to the impact of lower-than-expected customer usage on gross margin. The 9-month decrease also included a charge associated with an early retirement program for officers.
Net Income
     NJNG’s net income increased $95,000, or 2.5 percent, and decreased $1.2 million, or 2.1 percent, for the three and nine months ended June 30, 2005, compared with the same periods last. The 9-month decrease was due primarily to changes in operating income and higher interest expense.
Energy Services Operations
     NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls, as well as providing asset management services to customers in states from the Gulf Coast and Mid-Continent to New England, and Canada.

     NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This provides customers with better pricing and allows NJRES to extract more value from its portfolio of storage and transportation capacity. In addition, these customers have come to rely on NJRES’ reliability, which is, in part, due to the ability to deliver from a firm supply source. NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast, Gulf Coast, Mid-Continent, Appalachia and Eastern Canada. These assets become more valuable when prices change between both these areas and time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs.
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
     NJRES’ portfolio management customers include unaffiliated utilities, electric generation plants and Stagecoach. (See Note 6.–Legal and Regulatory Proceedings–Stagecoach Marketing Agreement.) Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements. Services provided to Stagecoach include the marketing of firm storage and transportation capacity to third-party customers, optimization of unused storage and/or pipeline capacity, and the supply of base gas to the facility, monthly billing and back-office functions, in addition to other services. NJRES receives compensation for these services through a combination of fixed fees and revenue-sharing mechanisms.
     NJRES’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Operating revenues	$362,727	$273,578	$1,476,519	$1,292,171
Gas purchases	365,136	276,151	1,435,740	1,255,229

Gross margin	(2,409)	(2,573)	40,779	36,942
Operation and maintenance expense	2,103	1,943	6,221	4,967
Depreciation and amortization	70	50	182	154
Other taxes	344	27	559	73

Operating income	$(4,926)	$(4,593)	$33,817	$31,748

Net income	$(3,314)	$(2,745)	$18,692	$17,844

     NJRES’ operating revenues and gas purchases increased $89.1 million, or 32.6 percent, and $89 million, or 32.2 percent, for the three months ended June 30, 2005, respectively, compared with the same period last year. The increases for the three months were due primarily to higher natural gas prices. NJRES’ operating revenues and gas purchases increased $184.3 million, or 14.3 percent, and $180.5 million, or 14.4 percent, for the nine months ended June 30, 2005, respectively, compared with the same period last year. The increases for the nine months were due primarily to higher natural gas prices.
     NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. NJRES’ gross margin improved for the three months ended June 30, 2005, compared with the same period last year, due primarily to additional fees from Stagecoach. NJRES’ operating income and net income decreased for the three months ended June 30, 2005, compared with the same period last year, due primarily to higher interest expense and higher property tax assessments on storage field assets. NJRES’ gross margin, operating income and net income increased for the nine months ended June 30, 2005, compared with the same period last year, due primarily to favorable time spreads on storage asset positions, as well as securing positive locational spreads on transportation capacity.
     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market, continued access to the capital markets and NJRES’ successful resolution of the Stagecoach Marketing Agreement litigation and the ability to maintain asset management agreements. (See Note 6.—Legal and Regulatory Proceedings—Stagecoach Marketing Agreement.)
Retail and Other Operations
     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 144,000 customers; CR&R, which develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, NJNR Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and NJR Service, which provides shared administrative services to the Company and its subsidiaries.

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2005	2004	2005	2004

Operating revenues	$6,816	$5,544	$29,072	$15,864

Other income	$580	$329	$1,949	$1,618

Net income	$1,281	$526	$8,051	$959

     Retail and Other operating revenues increased $1.3 million, or 22.9 percent, and $13.2 million, or 83.3 percent, for the three and nine months ended June 30, 2005, compared with the same periods last year. The 3-month increase was due primarily to increased appliance service and installation business at NJRHS. The 9-month increase was due primarily to a $10.1 million pretax gain on the sale of a commercial office building and increased appliance service and installation business at NJRHS.
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
     Net income increased for the nine months ended June 30, 2005, compared with the same periods last year, due primarily to the $6 million after tax gain on the sale of the commercial office building. Excluding the gain, net income increased by $755,000 and $1.1 million for the three and nine months ended June 30, 2005, respectively. The increases were due primarily to improved results at NJRHS and lower incentive compensation costs.
Liquidity and Capital Resources
     Consolidated
     NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.
     NJR’s consolidated capital structure was as follows:

	June 30,	September 30,	June 30,
	2005	2004	2004

Common stock equity	50%	44%	52%
Long-term debt	31	29	35
Short-term debt	19	27	13

Total	100%	100%	100%

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
     NJR had borrowings of $157.4 million, $152.1 million and $52.9 at June 30, 2005, September 30, 2004, and June 31, 2004, respectively, under NJR’s committed credit facilities. NJNG had $36.3 million, $107.6 million and $37.5 million of commercial paper borrowings supported by NJNG’s committed credit facilities at June 30, 2005, September 30, 2004, and June 30, 2004, respectively.
     The following table is a summary of consolidated contractual cash obligations and their applicable payment due dates:

(Thousands)
	Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt (1)	$412,255	$11,427	$22,855	$73,509	$304,464
Capital lease obligations (1)	88,684	6,912	13,823	13,823	54,126
Operating leases (1)	7,924	2,568	3,580	1,488	288
Short-term debt	193,650	193,650	—	—	—
Clean energy program	27,634	6,570	17,470	3,594	—
Construction obligations	10,844	10,844	—	—	—
Potential storage obligations	97,517	2,844	13,544	42,636	38,493
Natural gas supply purchase obligations	1,089,272	619,296	237,771	123,503	108,702

Total contractual cash obligations	$1,927,780	$854,111	$309,043	$258,553	$506,073

(1)	These obligations include interest.
     As of June 30, 2005, there were NJR guarantees covering approximately $219 million of natural gas purchases and demand fee commitments of NJRES, included in natural gas supply purchase obligations, not yet reflected in Accounts payable on the Consolidated Balance Sheet.
     NJNG issued a $55 million letter of credit, which will expire in December 2005, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.
     The Company is not currently required to make minimum pension funding contributions during fiscal 2005 but currently expects to make a discretionary contribution of $10 million during the fourth quarter of fiscal 2005. In fiscal 2004, the Company made $12.6 million of tax-deductible contributions to the Other Postretirement Benefit (OPEB) plans, of which $10 million was optional. The Company’s funding level to its OPEB plans is expected to be approximately $700,000 annually over the next five years. Additional contributions to the pension and OPEB Plans may be made based on market conditions and various assumptions.
     Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet financing arrangements.
Cash Flows
     Operating Activities
     Cash flow from operating activities totaled $143.2 million for the nine months ended June 30, 2005, compared with $89.4 million in the same period last year. The improvement in operating cash flow was due primarily to higher net income and improved working capital. The improvement in working capital was due primarily to the reduction in broker margin requirements and underrecovered gas costs, which was partially offset by an increase in accounts receivable.
     NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $8.5 million for the remainder of 2005 and $22 million in 2006. (See Note 13.–Commitments and Contingent Liabilities.)
     Financing Activities
     Cash flow used in financing activities totaled $130.3 million for the nine months ended June 30, 2005, compared with $24.5 million in the same period last year. This increase in cash used was due primarily to the payment of long-term debt and higher share repurchases.
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

     NJNG currently anticipates that its financing requirements for the remainder of fiscal 2005 will be met through the issuance of short-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.
     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short- and long-term credit ratings.
     Investing Activities
     Cash flow used in investing activities totaled $14.7 million for the nine months ended June 30, 2005, compared with the use of $63.3 million for the same periods last year. The improvement in cash flow was due primarily to the $30.6 million in cash proceeds generated from the sale of a commercial office building, the reduction in capital expenditures for Utility plant and Real estate properties and the draw down of $6.3 million from the construction fund created under the EDA financing arrangement. These improvements were partially offset by an $8.7 million equity investment to increase the company’s ownership interest in Iroquois.
     NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s remaining fiscal 2005 capital expenditures are estimated at $20 million.
     NJRES does not currently anticipate any significant capital expenditures in 2005 and 2006. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.
     Retail and Other capital expenditures in 2004 were primarily related to the construction of a commercial office building, which was subsequently sold in December 2004. CR&R currently expects capital expenditures of $900,000 during the remainder of fiscal 2005 and $7.9 million in 2006 in connection with the construction of two office buildings.
     Retail and Other capital expenditures each year were primarily made in connection with investments made to preserve the value of real estate holdings.
Credit Ratings
     The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P), and Moody’s Investors Service, Inc. (Moody’s).

Standard &
	Poor’s	Moody’s
Corporate Rating	A+		N/A
Commercial Paper	A-1	P	-1
Senior Secured	AA-	Aa3
Ratings Outlook	Stable	Stable
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
     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU through the BGSS. Second, NJRES uses futures and swaps to hedge purchases and sales of natural gas in storage and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell approximately 19.4 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company.
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
     The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2004, to June 30, 2005:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	June 30,
(Thousands)	2004	Market Value	Settled	2005

NJNG	$(11,659)	$(15,723)	$(9,474)	$(17,908)
NJRES	(19,050)	19,602	18,300	(17,748)
NJR Energy	27,357	8,869	(6,425)	42,651

Total	$(3,352)	$12,748	$2,401	$6,995

     There were no changes in methods of valuations during the quarter ended June 30, 2005.

     The following is a summary of fair market value of commodity derivatives at June 30, 2005, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2005	2006	2007—2009	2009	Fair Value

Price based on NYMEX	$8,381	$1,690	$(38,412)	$(9,130)	$(37,471)
Price based on over-the-counter published quotations	2,902	9,792	25,915	5,857	44,466

Total	$11,283	$11,482	$(12,497)	$(3,273)	$6,995

     The following is a summary of commodity derivatives by type as of June 30, 2005:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	15.2	$4.82-$7.93	$33,998
	Options	(1.2)	$4.15-$7.00	8
	Swaps	(8.6)	—	(51,914)

NJRES	Futures	(20.0)	$3.75-$8.82	(15,983)
	Swaps	(36.5)	—	(1,765)

NJR Energy	Swaps	13.6	—	42,651

Total				$6,995

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at June 30, 2005, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $2.2 million. The VAR with a 99 percent confidence level and a 10-day holding period was $9.9 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.
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

     Presented below is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2005. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.
     Unregulated counterparty credit exposure as of June 30, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$143,459	$107,289
Noninvestment grade	16,243	799
Internally rated investment grade	8,760	4,569
Internally rated noninvestment grade	7,493	—

Total	$175,955	$112,657

     NJNG’s counterparty credit exposure as of June 30, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$27,134	$16,275
Noninvestment grade	232	—
Internally rated investment grade	2,218	948
Internally rated noninvestment grade	286	—

Total	$29,870	$17,223

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
     Interest Rate Risk—Long-Term Debt
     At June 30, 2005, the Company (excluding NJNG) had no variable-rate, long-term debt.
     At June 30, 2005, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps with several banks expiring in July 2006. According to the Company’s sensitivity analysis, at June 30, 2005, NJNG’s annual interest rate exposure on the $97 million, based on the difference between current average rates and the 3.5-percent interest-rate cap, is limited to $522,000, net of tax.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6.—Legal and Regulatory Proceedings.
Legal Proceeding:
Petco Litigation
     Since March 18, 2005, three complaints have been filed in the New Jersey Superior Court, Law Division, Monmouth County against NJNG and four other parties. The complaints allege, among other things, personal injuries stemming from the destruction of the building where plaintiffs were either employees or invitees that was caused by damage to an underground gas line. The Company has also received notice of one other personal injury claim and a claim from an insurance carrier for the property owner for unspecified damages related to the same incident. The Company has been informed that the New Jersey Board of Public Utilities is investigating this matter. The Company’s insurance carrier has been notified of all the above. In addition, the co-defendant contractor has acknowledged its obligation to indemnify and hold the Company harmless. The Company believes the resolution of this matter will not have a material effect on its financial condition, results of operations or cash flows.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. In January 2005, the repurchase plan was expanded to 2.5 million shares. As of June 30, 2005, the Company has repurchased 2,156,753 shares of its common stock.
     The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans or	the Plans or
	Purchased	(or Unit)	Programs	Programs
Period	(a)	(b)	(c)	(d)

04/1/05 — 4/30/05	—	—	—	343,247
05/1/05 — 5/31/05	—	—	—	343,247
06/1/05 — 6/30/05	—	—	—	343,247

Total	—	—	—	343,247

ITEM 6. EXHIBITS
     (a) Exhibits

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*
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

NEW JERSEY RESOURCES

Date: August 5, 2005	/s/Glenn C. Lockwood

Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer