Form 10-K
period 2005-09-30
NEW JERSEY RESOURCES CORP
filed 2005-11-29
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

YES: ☒             No: ☐

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,184,514,941 based on the closing price of $43.53 per share on March 31, 2005.

The number of shares outstanding of $2.50 par value Common Stock as of November 18, 2005 was 27,577,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners to be held January 25, 2006, to be filed on or about December 20, 2005, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources

i

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.—Business, under the captions “Natural Gas Distribution—General;—Gas Supply;—Regulation and Rates”; and “Environment,” and Item 3.—“Legal Proceedings,” and in Part II including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2006 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather and economic conditions, demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices, the impact of the Company’s risk management efforts, including commercial and wholesale credit risks, conversion activity and other marketing efforts, labor costs, the actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, environmental and other litigation, the level of environmental expenditures, the disallowance of recovery of environmental remediation expenditures, other regulatory changes and changes in and levels of interest rates.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources (NJR or the Company) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey and in states from the Gulf Coast to New England, and Canada. The Company is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA). As part of the Energy Policy Act of 2005, PUHCA will be repealed effective February 2006. NJR’s subsidiaries and businesses include:

1)               New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to more than 462,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Commercial Realty & Resources (CR&R), a company formed in May 1966, which holds and develops commercial real estate.

NJR Investment, a company formed in October 2000 to make certain energy-related equity investments.

NJR Energy Holdings, includes NJR Energy, which invests primarily in energy-related ventures through its operating subsidiary, NJNR Pipeline (Pipeline).

c.)            NJR Service (Service Corp.), an unregulated company formed in August 2000 as a wholly owned subsidiary of NJR to provide shared administrative services, including corporate communications, financial and administrative, internal audit, legal, human resources and technology for NJR and all subsidiaries of NJR.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

See Note 11.–Business Segment Data in the accompanying Financial Statements for business segment financial information.

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to more than 462,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 10,435 and 10,635 new customers and added natural gas heat and other services to another 929 and 1,267 existing customers in 2005 and 2004, respectively. This annual growth rate of approximately 2.3 percent is expected to continue with projected additions of approximately 21,100 new customers over the next two years. This growth would represent an annual increase of approximately 1.8 billion cubic feet (Bcf) in sales to firm customers and approximately $5.4 million in new gross margin, assuming normal weather and usage. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)–Liquidity and Capital Resources–Natural Gas Distribution for a discussion of NJNG’s projected capital expenditure program associated with this growth in fiscal 2006 and 2007. Also see Information Concerning Forward-Looking Statements.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 32 percent of NJNG’s projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and nonpeak sales.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Throughput

For the fiscal year ended September 30, 2005, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$568,324	50%	43.7	35%
Commercial and other	143,211	12	11.3	9
Firm transportation	29,566	3	7.6	6
Total residential and commercial	741,101	65	62.6	50
Interruptible	14,377	1	9.7	8
Total system	755,478	66	72.3	58
Incentive programs	382,802	34	52.4	42
Total	$1,138,280	100%	124.7	100%

See MD&A–Natural Gas Distribution Operations for a discussion of gas and transportation sales. Also see Item 6.–Selected Financial Data–NJNG Operating Statistics for information on operating revenues and throughput for the past six years. No customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. See MD&A–Liquidity and Capital Resources for a discussion of the impact of seasonality on cash flow.

The impact of weather on the level and timing of NJNG’s revenues and cash flows has been affected by a weather-normalization clause (WNC), which provides for a revenue adjustment if the weather varies by more than one-half of 1 percent from normal (derived from a 20-year average). On October 22, 2003, the New Jersey Board of Public Utilities (BPU) approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more reflective of the actual impact of weather, as defined by the difference in actual degree days from the 20-year average normal degree days. However, the WNC does not capture declines in customer usage. The accumulated adjustment from one heating season (i.e., October-May) is billed or credited to customers in subsequent periods. See MD&A–Natural Gas Distribution Operations and Note 7.–Regulatory Issues in the accompanying Financial Statements for additional information with regard to the WNC.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Gas Supply

1) Firm Natural Gas Supplies

NJNG currently purchases a diverse gas supply consisting of long-term (over seven months), winter-term (for the five winter months) and short-term contracts within its portfolio. In fiscal 2005, NJNG purchased gas from 89 suppliers under contracts ranging from one day to 10 years. In fiscal 2005, NJNG purchased approximately 12.9 percent of its natural gas from BP Energy Company, 12.2 percent from Alberta Northeast Gas Limited and 10.6 percent from Atmos Energy Marketing. No other supplier provided more than 10 percent of NJNG’s natural gas supplies. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

2) Firm Transportation and Storage Capacity

In order to deliver the above-mentioned natural gas supplies, NJNG maintains agreements for firm transport-ation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at eight city gate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum Daily Deliverability (dths)	Expiration Date
Texas Eastern Transmission, L.P.	404,949	Various dates between 2007 and 2012
Iroquois Gas Transmission System, L.P.	40,468	2011
Tennessee Gas Pipeline Co.	35,894	2008
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2006 and 2014
Columbia Gas Transmission Corp.	10,000	2009
	513,842

The pipeline companies that provide firm transportation service to NJNG and feed the above pipelines are ANR Pipeline Company, Tennessee Gas Pipeline, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum Daily Deliverability (dths)	Expiration Date
Texas Eastern Transmission, L.P.	94,557	Various dates between 2008 and 2010
Transcontinental Gas Pipe Line Corp.	8,384	2007
	102,941

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

NJNG also has storage contracts with ANR Pipeline Company (maximum daily deliverability of 50,659 dths), with a primary expiration date in 2007; Dominion Transmission Corporation (maximum daily deliverability of 103,661 dths), with primary expiration dates between 2011 and 2012; and the Stagecoach Natural Gas Storage Project (Stagecoach) (maximum daily deliverability of 36,248 dths), expiring in 2008. Both Dominion and Stagecoach utilize NJNG’s transportation contracts to transport gas from their storage fields to its city gate. NJNG, at its discretion, has the right to extend its transportation and storage capacity contracts over various renewal periods.

3) Peaking Supply

To meet its winter peak day demand, NJNG, in addition to utilizing the previously mentioned firm storage services, maintains two liquefied natural gas (LNG) facilities. See Item 2.–Properties–NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 140,000 dths per day, which represents approximately 18.2 percent of its peak day sendout.

4) Basic Gas Supply Service

Wholesale natural gas prices remain volatile and have recently been at historic highs. NJNG has mitigated the impact of these volatile price changes and the high level of gas costs on customers through the use of hedging instruments, which are part of its financial risk management program, its storage incentive program and its Basic Gas Supply Service (BGSS). See Note 7.–Regulatory Issues in the accompanying Financial Statements for a discussion of NJNG’s BGSS, which provides for the recovery of these commodity costs.

5) Future Supplies

NJNG expects to meet the current level of its natural gas requirements for existing and projected firm customers into the foreseeable future. Nonetheless, NJNG’s ability to provide supply for its present and projected sales will depend upon its suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s city gate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather (i.e., hurricanes), the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. (See Item 1.–Competition). If NJNG’s long-term natural gas requirements change, NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

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

2) Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG’s agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas enjoys an advantage over alternate fuels in over 95 percent of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand, and although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. At September 30, 2005, NJNG had 11,723 residential and 3,523 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

In December 2000, the BPU issued a written order that resolved a customer account service proceeding. During the customer account services proceedings, the BPU noted that issues relating to the provision of services, such as metering and competitive billing, would be reviewed in the future. Based on the belief that there is little interest among third-party suppliers in competitive customer account services, the BPU staff recommended that further review be deferred until the competitive energy market is more fully developed.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

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

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This provides customers with better pricing and allows NJRES to extract more value from its portfolio of storage and transportation capacity. In addition, these customers have come to rely on NJRES’ reliability, which is in part due to the ability to deliver from a firm supply source. NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast, Gulf Coast, Mid-Continent, Appalachia and Eastern Canada. These assets become more valuable when prices change between both these areas and time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees, less natural gas costs and fixed demand costs.

In a similar manner, NJRES participates in natural gas storage transactions, where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. NJRES generates gross margin by locking in the economic price differential between purchasing natural gas at the lowest current or future price and, in a related transaction, selling that natural gas at the highest current or future price, all within the constraints of its contracts and credit policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time the assets are held.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES to the nonaffiliated utilities and electric generators include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based revenue-sharing arrangements.

In fiscal 2005, NJRES had no customers who represented more than 10 percent of its total revenue.

See MD&A–Energy Services Operations for a discussion of financial results.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

RETAIL AND OTHER

Retail and Other operations consist primarily of the following unregulated affiliates: NJRHS, which provides service, sales and installation of appliances; CR&R, which holds and develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the Company and all its subsidiaries.

As of September 30, 2005, CR&R’s real estate portfolio consisted of 126 acres of undeveloped land in Monmouth and Atlantic counties. In the fourth quarter of fiscal 2005, CR&R changed its strategy with regard to its 52 acres of undeveloped land in Atlantic County. CR&R will seek to sell, as opposed to developing the land. In conjunction with this change in strategy, CR&R estimated its fair value and compared that to its book value. Accordingly, CR&R recognized a pre-tax impairment charge of $3.9 million in the fourth fiscal quarter. See Note 1.–Impairment of Long-Lived Assets in the accompanying financial statements for a discussion of this change in strategy, with regard to the Atlantic County land. CR&R’s 74 acres of undeveloped land in Monmouth County will continue to be developed as market conditions dictate.

NJR Energy’s continuing operations consist primarily of Pipeline’s 5.5 percent equity investment in Iroquois, which is a 375-mile natural gas pipeline from the Canadian border to Long Island, and an equity investment of less than 1 percent ownership interest in Capstone Turbine Corporation (Capstone), a developer of microturbines.

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

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value at September 30, 2005, of $12.1 million. This land is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

amount of developable yield from CR&R’s current estimates, a write-down of the carrying value of the undeveloped land may be required. Based upon the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the carrying value of the Monmouth County land was necessary as of September 30, 2005, because the estimated future cash flows from the development of the sites exceed the current investment in the sites.

Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditures for compliance with existing environmental laws and regulations, other than for the remediation of the MGP sites discussed in Item 3.–Legal Proceedings and Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements, which would have a material effect upon the capital expenditures, results of operations or competitive position of the Company or its subsidiaries.

EMPLOYEE RELATIONS

The Company and its subsidiaries had 770 and 789 employees at September 30, 2005 and 2004, respectively. NJNG had 373 and 378 union employees at September 30, 2005 and 2004, respectively. NJRHS had 90 and 86 union employees at September 30, 2005 and 2004, respectively. In December 2003, NJNG reached an agreement with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, on a 5-year collective bargaining agreement which provides, among other things, for annual base wage increases of 3.25 percent, 3.5 percent, 3.5 percent, 3.75 percent and 4 percent, effective December 4, 2003, 2004, 2005, 2006 and 2007, respectively. In April 2003, NJRHS reached an agreement with the IBEW on a 4-year collective bargaining agreement which provided, among other things, for an annual increase in base wages of 2.5 percent. The agreement also provided for annual increase in wages of 3 percent effective April 3, 2004, 2005 and 2006, with an additional 0.5 percent in incentive compensation if certain performance measures were met.

ITEM 2. PROPERTIES

NJNG (All properties are in New Jersey)

NJNG owns approximately 6,400 miles of distribution main, 6,200 miles of service main, 210 miles of transmission main and approximately 474,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an estimated maximum capacity of 19,200 and 150,000 dths per day, respectively. These facilities are used for peaking supply and emergencies.

NJNG owns four service centers in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house

New Jersey Resources
Part I

ITEM 2. PROPERTIES (Continued)

storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, customer service offices in Asbury Park, Monmouth County, and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 30 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $180 million at September 30, 2005. In addition, under the terms of its Indenture, NJNG could have issued approximately $471 million of additional first mortgage bonds as of September 30, 2005.

See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions in the accompanying Financial Statements for additional information regarding NJNG’s bonded debt.

Retail and Other (All properties are in New Jersey)

At September 30, 2005, CR&R owned 126 acres of undeveloped land. (See Note 1.–Impairment of Long-Lived Assets in the accompanying financial statements for a discussion of a change in strategy with regard to CR&R’s 52 acres of Atlantic County land).

See Item 1.–Environment for a discussion of regulatory matters concerning undeveloped land owned by CR&R.

NJRHS leases service centers in Dover Township, Morris County, and Tinton Falls, Monmouth County.

NJR Energy has less than 1 percent ownership interest in Capstone Turbine Corporation, a developer of energy-efficient, natural gas-fired microturbines that produce electricity. Pipeline has a 5.5 percent equity interest in Iroquois.

Capital Expenditure Program

See MD&A–Cash Flows for a discussion of anticipated fiscal 2006 and 2007 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

MGP Remediation

NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These orders and agreements establish the

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner, Jersey Central Power & Light (JCP&L), (now owned by FirstEnergy Corporation (FirstEnergy)), and operator of 10 of the MGP sites.  In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy for the two sites (see Kemper Insurance Company Litigation below.)  NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $16.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. On September 30, 2005, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2005.  As of September 30, 2005,  $86.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 1.–Regulatory Assets and Liabilities and Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements.)

In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCM-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. The complaint was amended in July 1996 to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors as additional defendants. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. NJNG has now dismissed or reached a settlement with all of its insurance carriers. NJNG continues to pursue its claim against Kaiser-Nelson for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In May 2004, the court consolidated the defendant’s insurance coverage issues with NJNG’s claim for damages. In April 2005, the parties reached a settlement in principal of all claims by and between the parties, which includes a cash payment to be received by NJNG, that will be credited to the remediation rider. The settlement documents are in final review and are expected to be executed before December 31, 2005.

NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be agreed upon with the NJDEP. NJNG anticipates any settlement costs to be recoverable through either insurance policies or the remediation rider.

Long Branch MGP Site Litigation

Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort Case #268, Master Docket BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions, consent orders and stipulations to dismiss, as of October 2005, there were 293 active cases in this matter (exclusive of five pro se matters discussed below).

Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought included compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages and punitive damages.

JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

NJNG’s insurance carriers were initially notified of the claims, and Kemper Insurance Company (Kemper), under an Environmental Response Compensation and Liability Policy, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, NJNG initiated litigation against Kemper (see Kemper Insurance Company Litigation below).

In October 2005, NJNG reached a confidential settlement with the plaintiffs, subject to court approval with respect to certain cases.

Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable through the remediation rider.

Five pro se matters were filed in the Mass Tort Litigation, which restated the claims described above. These actions were filed much later than the cases noted above and were placed on separate case schedules for discovery and trial purposes. One of the five cases was dismissed in November 2005. Each of the remaining cases is in the initial stages of discovery and are not part of the

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

settlement discussed above. Upon completion of fact discovery, NJNG intends to file motions to dismiss the cases in full, or at least in part.

No assurance can be given as to the ultimate outcome of these matters or the impact on the Company’s financial condition, results of operations or cash flows.

Kemper Insurance Company Litigation

In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County, Docket No. OCN-L-3100-4. The case is under active case management. Kemper provided Environmental Response, Compensation and Liability insurance, together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation, above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all its future obligations is uncertain. In light of Kemper’s financial condition, NJNG has entered into settlement negotiations with Kemper regarding these policies. It is too early to predict whether these discussions will result in settlement. NJNG has also applied to the Superior Court for an order requiring Kemper to deposit the policy limits into court. The motion is returnable on December 2, 2005. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations may be recoverable through the remediation rider. However, there can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Stagecoach Marketing Agreement

NJRES and eCORP Marketing, LLC (eCORP Marketing), the counterparty to an Amended and Restated Natural Gas Storage Marketing and Management Agreement (Marketing Agreement) concerning the Stagecoach Natural Gas Storage Project (the Stagecoach Project) had been engaged in litigation regarding a dispute over the Marketing Agreement. As of March 16, 2005, eCORP Marketing, AIG Highstar and NJRES entered into a Confidential Release and Settlement Agreement (Settlement Agreement) that settled all claims by and between the parties, including recovery of working capital balances. The Settlement Agreement also terminated the Marketing Agreement and all rights and obligations thereunder, subject to certain conditions being met.

In August 2005, Inergy, L.P. entered into a definitive agreement to acquire the Stagecoach Project. As a result, all pending litigation was dismissed, with prejudice, and all working capital balances were recovered. Also in August 2005, NJRES and Inergy, L.P. entered into an agreement to provide services, including base gas, natural gas supplies and optimization of firm storage to the Stagecoach Project. Under this agreement, NJRES will manage a materially similar storage position as it had with the previous owner.

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

Petco Litigation

Since March 18, 2005, three complaints have been filed in the New Jersey Superior Court, Law Division, Monmouth County, Docket No’s. MON-L-1219-05, MON-L-2011-05 and MON-L-2784-05, against NJNG and four other parties. The complaints allege, among other things, personal injuries stemming from the destruction of the building where the plaintiffs were either employees or invitees, which were caused by damage to an underground gas line. NJNG has also received notice of one other personal injury claim and a claim from an insurance carrier for the property owner for unspecified damages related to the same incident. NJNG’s insurance carrier has been notified of all of the above. In addition, the codefendant contractor, who provided markout services to NJNG has assumed NJNG’s defense and acknowledged its obligation to indemnify and hold NJNG harmless.

The BPU has issued notices of violation in connection with the Petco incident alleging that NJNG violated various aspects of the New Jersey Underground Facility Protection Act (UFPA) governing the excavation of underground facilities and has received notices of probable violation of natural gas pipeline regulations. The UFPA authorizes the BPU to impose financial penalties for violations of the UFPA and its regulations. NJNG has responded to the allegations and has been involved in settlement negotiations with the BPU staff. The Company believes the resolution of this matter will not have a material effect on its financial condition, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. The stock appears as NewJerRes or NJRsc in the stock tables in many daily newspapers and business publications. At September 30, 2005, NJR had 17,241 holders of record of its common stock.

New Jersey Resources
Part I

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

NJR’s common stock high and low sales prices as reported in The Wall Street Journal and dividends paid per share were as follows:

	2005		2004		Dividends Paid
	High	Low	High	Low	2005	2004
Fiscal Quarter
First	$44.55	$40.54	$39.54	$35.76	$.325	$.310
Second	$45.50	$41.20	$40.00	$36.80	$.340	$.325
Third	$48.42	$42.63	$42.00	$36.50	$.340	$.325
Fourth	$49.34	$44.43	$42.40	$39.54	$.340	$.325

See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions in the accompanying Financial Statements for additional information pertaining to dividend restrictions.

In 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999 and 2002, the repurchase plan was expanded to 1.5 million shares and 2 million shares, respectively. In January 2005, the repurchase plan was expanded to 2.5 million shares. As of September 30, 2005, the Company had repurchased 2,156,753 shares of its common stock.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2005:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
7/1/05 – 7/31/05	-	-	-	343,247
8/1/05 – 8/31/05	-	-	-	343,247
9/1/05 – 9/30/05	-	-	-	343,247
Total	-	-	-	343,247

The chief executive officer’s annual certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards was submitted to the NYSE in fiscal 2005.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2005	2004	2003	2002	2001	2000
SELECTED FINANCIAL DATA
Operating Revenues	$3,148,262	$2,533,607	$2,542,865	$1,830,033	$2,047,080	$1,163,409
Operating Expenses
Gas purchases	2,780,343	2,213,374	2,238,394	1,566,467	1,782,840	919,903
Operation and maintenance	108,071	101,118	101,438	87,499	84,445	80,475
Regulatory rider expenses	31,594	9,540	4,592	4,147	4,903	4,415
Depreciation and amortization	33,675	32,449	31,965	31,844	32,530	30,997
Energy and other taxes	56,211	49,908	46,639	36,792	43,770	34,842
Total operating expenses	3,009,894	2,406,389	2,423,028	1,726,749	1,948,488	1,070,632
Operating Income	138,368	127,218	119,837	103,284	98,592	92,777
Other income	7,359	5,696	2,029	6,040	7,667	3,056
Interest charges, net	20,474	15,395	13,992	16,556	19,705	18,750
Income before Income Taxes	125,253	117,519	107,874	92,768	86,554	77,083
Income tax provision	48,913	45,945	42,462	35,924	32,891	29,147
Income before Accounting Change	76,340	71,574	65,412	56,844	53,663	47,936
Cumulative effect of a change in accounting, net	—	—	—	—	(1,347)	—
Income from Continuing Operations	76,340	71,574	65,412	56,844	52,316	47,936
Income from discontinued operations, net	—	—	—	—	—	828
Net Income	$76,340	$71,574	$65,412	$56,844	$52,316	$48,764
CAPITALIZATION
Common stock equity	$438,052	$467,917	$418,941	$361,453	$352,069	$328,128
Redeemable preferred stock	—	—	—	295	298	400
Long-term debt	317,204	315,887	257,899	370,628	353,799	291,528
Total Capitalization	$755,256	$783,804	$676,840	$732,376	$706,166	$620,056
PROPERTY, PLANT AND EQUIPMENT
Utility plant	$1,197,418	$1,148,865	$1,097,591	$1,053,086	$1,016,911	$981,601
Accumulated depreciation	(307,100)	(287,146)	(270,673)	(248,980)	(230,373)	(214,158)
Real estate properties and other	24,340	24,439	30,999	25,144	26,759	28,016
Accumulated depreciation	(9,528)	(5,769)	(5,313)	(5,075)	(4,647)	(4,069)
Property, Plant and Equipment, Net	$905,130	$880,389	$852,604	$824,175	$808,650	$791,390
CAPITAL EXPENDITURES
Utility plant	$52,801	$60,313	$46,653	$42,314	$44,176	$48,826
Real estate properties and other	1,597	13,304	6,614	924	5,872	2,067
Investments available for sale	—	—	—	—	1,669	250
Cost of removal	6,502	5,042	4,308	4,715	5,629	5,401
Total Capital Expenditures	$60,900	$78,659	$57,575	$47,953	$57,346	$56,544
Total Assets	$2,209,828	$1,855,600	$1,584,775	$1,455,589	$1,328,618	$1,172,511

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(Thousands, except per share data)
Fiscal Years Ended September 30,	2005	2004	2003	2002	2001	2000
COMMON STOCK DATA
Earnings per share from continuing operations–Basic	$2.77	$2.60	$2.41	$2.12	$1.97	$1.81
Earnings per share from continuing operations–Diluted	$2.71	$2.55	$2.38	$2.09	$1.95	$1.79
Earnings per share–Basic	$2.77	$2.60	$2.41	$2.12	$1.97	$1.84
Earnings per share–Diluted	$2.71	$2.55	$2.38	$2.09	$1.95	$1.82
Dividends declared per share	$1.36	$1.30	$1.24	$1.20	$1.17	$1.15
Payout ratio (a)	49%	50%	51%	57%	59%	64%
Market price at year-end	$45.98	$41.40	$36.04	$32.90	$29.47	$27.09
Dividend yield at year-end	3.0%	3.1%	3.4%	3.6%	4.0%	4.2%
Price-earnings ratio	17	16	15	16	15	15
Book value per share	$15.90	$16.87	$15.38	$13.43	$13.20	$12.43
Market-to-book ratio at year-end	2.9	2.5	2.3	2.5	2.2	2.2
Shares outstanding at year-end	27,546	27,741	27,233	26,917	26,664	26,391
Average shares outstanding–Basic	27,591	27,530	27,095	26,860	26,598	26,547
Average shares outstanding–Diluted	28,121	28,053	27,532	27,168	26,801	26,733
Return on average equity (a) (b)	15.3%	15.6%	15.9%	15.3%	15.3%	14.8%

(a)             Continuing operations.

(b)             Excluding accumulated other comprehensive income.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2005	2004	2003	2002	2001		2000
Operating Revenues (Thousands)
Residential	$568,324	$496,866	$433,634	$359,022	$404,539		$299,279
Commercial and other	143,211	118,326	99,587	84,449	99,518		68,080
Firm transportation	29,566	28,987	34,682	24,455	31,292		37,101
Total residential and commercial	741,101	644,179	567,903	467,926	535,349		404,460
Interruptible	14,377	9,575	8,406	12,608	11,788		7,775
Total system	755,478	653,754	576,309	480,534	547,137		412,235
Incentive programs	382,802	275,148	183,569	294,007	462,340		324,676
Total Operating Revenues	$1,138,280	$928,902	$759,878	$774,541	$1,009,477		$736,911
Throughput (Bcf)
Residential	43.7	44.1	46.2	35.3	41.0		35.1
Commercial and other	11.3	10.9	10.9	8.7	10.5		8.5
Firm transportation	7.6	8.4	10.4	7.0	9.3		10.6
Total residential and commercial	62.6	63.4	67.5	51.0	60.8		54.2
Interruptible	9.7	8.9	7.4	11.1	11.7		9.6
Total system	72.3	72.3	74.9	62.1	72.5		63.8
Incentive programs	52.4	47.1	35.8	96.5	88.4		132.2
Total Throughput	124.7	119.4	110.7	158.6	160.9		196.0
Customers at Year-End
Residential	418,646	410,005	397,584	390,681	378,803		351,044
Commercial and other	28,878	27,718	26,313	25,564	25,417		24,122
Firm transportation	15,246	16,387	19,867	17,811	18,879		34,573
Total residential and commercial	462,770	454,110	443,764	434,056	423,099		409,739
Interruptible	47	63	51	51	53		52
Incentive programs	39	35	25	34	30		26
Total Customers at Year-End	462,856	454,208	443,840	434,141	423,182		409,817
Interest Coverage Ratio	6.38	7.38	7.65	6.18	5.23		5.12
Average Therm Use per Customer
Residential	1,045	1,079	1,178	895	1,109		1,011
Commercial and other	5,443	5,646	6,182	4,962	5,961		5,573
Degree Days	4,927	4,810	5,354	3,964	5,070		4,564
Weather as a Percent of Normal	102%	99%	111%	83%	105%		94%
Number of Employees	518	539	551	547	542	(1)	728

(1) Reflects transfer of employees to NJRHS and NJR Service in 2001.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in the state of New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility, which provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated wholesale energy services. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

(Thousands)	2005		2004
Net Income
Natural Gas Distribution	$53,376	70%	$55,524	78%
Energy Services	16,483	22	13,572	19
Retail and Other	6,481	8	2,478	3
Total	$76,340	100%	$71,574	100%

(Thousands)	2005		2004
Assets
Natural Gas Distribution	$1,581,758	71%	$1,353,224	73%
Energy Services	501,051	23	397,741	21
Retail and Other	127,019	6	104,635	6
Total	$2,209,828	100%	$1,855,600	100%

Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 11 years through several key initiatives including:

•       Managing its customer growth, which is expected to total about 2.3 percent annually.

•       Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2006.

•       Reducing the impact of weather on NJNG’s earnings through an updated weather-normalization clause (WNC).

•       Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•       Improving its cost structure through various productivity initiatives.

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

In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include NJNG’s regulation by the BPU and the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. While the impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, significant variations from normal weather, as well as increased commodity prices, both of which affect customer usage patterns, can impact NJNG’s gross margin. NJNG’s operating expenses are heavily influenced by labor costs, large components of which are covered by a recently negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.

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

Regulatory Assets and Liabilities

NJR’s largest subsidiary, NJNG, maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s Basic Gas Supply Service (BGSS) requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, the WNC and the New Jersey Clean Energy Program, which are also subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost and carrying costs would be charged to income in the period of such determination.

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

Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of September 30, 2005 and 2004.

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

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. From this review, NJNG estimates expenditures to remediate and monitor these MGP sites, exclusive of any insurance recoveries. NJNG’s estimate of these liabilities is developed from then currently available facts, existing technology and presently enacted laws and regulations. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate.

Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2005, $86.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at September 30, 2005, are $93.9 million of accrued future remediation costs.

Unbilled Revenue

Revenues related to the sale of natural gas are generally recorded when natural gas is delivered to customers. However, determining natural gas sales to individual customers is based on actual or estimated meter reading, which occurs on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter read are estimated, and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

each month based on natural gas delivered monthly into the system, unaccounted for natural gas based on historical results and applicable customer rates.

Postretirement Employee Benefits

NJR’s costs of providing postretirement employee benefits are dependent upon numerous factors including actual plan experience and assumptions of future experience. Postretirement employee benefit costs, for example, are impacted by actual employee demographics including age, compen-sation levels and employment periods, the level of contributions made to the plans and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postretirement employee benefit costs. Postretirement employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period, which could result in material changes to net postretirement employee benefit periodic costs and the related liability recognized by NJR.

NJR’s postretirement employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 52 percent, 18 percent and 30 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postretirement employee benefit costs in future periods. Postretirement employee benefit expenses are included in Operations & maintenance expense on the Consolidated Statements of Income.

The following is a summary of a sensitivity analysis for each actuarial assumption.

Pension Plans

Actuarial Assumptions	Current	Increase	Estimated Decrease on PBO (Thousands)	Estimated Decrease to Expense (Thousands)
Discount rate	5.75%	1.00%	$11,500	$1,500
Rate of return on plan assets	9.00%	1.00%	n/a	$825

Other Postretirement Benefits

Actuarial Assumptions	Current	Increase	Estimated Decrease on PBO (Thousands)	Estimated Decrease to Expense (Thousands)
Discount rate	5.75%	1.00%	$5,700	$650
Rate of return on plan assets	8.50%	1.00%	n/a	$220

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Policies

The Company did not change any of its existing accounting policies in fiscal 2005. The Company has discussed new accounting standards and their impact or potential impact in Note 1.–Summary of Significant Accounting Policies–New Accounting Standards.

Results of Operations

Consolidated

Net income increased 6.6 percent to $76.3 million in fiscal 2005, 9.4 percent to $71.6 million in fiscal 2004 and 15.1 percent to $65.4 million in fiscal 2003. The fiscal 2005 results of $2.77 per basic share and $2.71 per diluted share include a gain of $.22 per share on the sale of a commercial office building, a charge of $.05 per basic share associated with an early retirement program for officers and a charge of $.09 per share due to a change in strategy in its real estate subsidiary, Commercial Realty and Resources (CR&R). Net of these items, NJR’s earnings in fiscal 2005 were $74.4 million, or $2.70 per basic share and $2.65 per diluted share.

Dividends declared per share increased 4.6 percent to $1.36 in fiscal 2005, 4.8 percent to $1.30 in fiscal 2004 and 3.3 percent to $1.24 in fiscal 2003.

Following is a reconciliation of as reported and as adjusted information for Net income and basic and diluted earnings per share. This reconciliation reflects the impact of the gain on sale of the commercial office building, the charge related to an early retirement program for officers and the charge for the impairment of certain undeveloped land. Management believes that this reconciliation is needed due to the unusual nature of these items and that they are not indicative of core results. It also provides a more consistent comparison for year-over-year results.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Unaudited) (Thousands, except per share data)	For Twelve Months Ended September 30, 2005
	NJNG	NJRES	NJRHS and Other	Total
Net Income, as reported	$53,376	$16,483	$6,481	$76,340
Exclude:
Gain on sale of commercial office building, net of tax			(5,972)	(5,972)
Charge for early retirement program, net of tax	1,195	56	241	1,492
Charge for impairment of undeveloped land, net of tax			2,532	2,532
Net Income, as adjusted	$54,571	$16,539	$3,282	$74,392
Earnings per share basic, as reported				$2.77
Exclude:
Gain on sale of commercial office building, net of tax				(.22)
Charge for early retirement program, net of tax				.05
Charge for impairment of undeveloped land, net of tax				.09
Earnings per share basic, as adjusted*				$2.70
Earnings per share diluted, as reported				$2.71
Exclude:
Gain on sale of commercial office building, net of tax				(.21)
Charge for early retirement program, net of tax				.05
Charge for impairment of undeveloped land, net of tax				.09
Earnings per share diluted, as adjusted*				$2.65

*  Amount does not foot due to rounding

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 462,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to manage its growth without filing traditional base rate cases in order to provide competitive prices to its customers.

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued an order to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) service prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the delivery of natural gas to its customers. In January 2002, the BPU ordered that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results are summarized as follows:

(Thousands)	2005	2004	2003
Revenue	$1,138,280	$928,902	$759,878
Gross margin
Residential and commercial	$179,374	$178,871	$174,922
Transportation	23,209	24,928	30,081
Total firm gross margin	202,583	203,799	205,003
Incentive programs	6,092	5,832	5,422
Interruptible	1,121	1,145	677
Total gross margin	209,796	210,776	211,102
Operation and maintenance expense	76,532	77,442	79,963
Depreciation and amortization	32,905	31,776	31,192
Other taxes not reflected in gross margin	2,857	2,735	2,539
Operating income	$97,502	$98,823	$97,408
Other income	$3,050	$4,434	$1,130
Interest charges, net	$14,293	$12,775	$11,635
Net income	$53,376	$55,524	$52,977

Gross Margin

NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers and, therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS in subsequent periods. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis.

NJNG’s operating revenues increased 22.5 percent to $1.1 billion and 22.2 percent to $928.9 million in fiscal 2005 and 2004, respectively. Gas purchases increased 27.6 percent to $846 million and 32.2 percent to $663.4 million in fiscal 2005 and 2004, respectively. The increases in operating revenues and gas purchases in fiscal 2005 and 2004 were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $51.1 million, $45.2 million and $42.4 million in fiscal

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005, 2004 and 2003, respectively. The increase in sales tax and TEFA is due primarily to higher sales tax associated with the increase in revenues. Regulatory rider expenses totaled $31.6 million, $9.5 million and $4.6 million in fiscal 2005, 2004 and 2003, respectively. The increase in regulatory rider expenses is due primarily to higher rates associated with the remediation and Clean Energy riders.

Firm Gross Margin

Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). On October 22, 2003, the BPU approved NJNG’s request to update factors used in the WNC. Several components of the calculation had not been adjusted to reflect NJNG’s growth since the conclusion of NJNG’s last traditional base rate case in January 1994. Updating the consumption factors has made the resulting calculations from the WNC more effective in mitigating the impact of weather. The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The WNC does not, however, reflect reductions in customer usage from the assumed level in the WNC.

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

Total firm gross margin decreased $1.2 million, or less than 1 percent, and $1.2 million, or less than 1 percent, in fiscal 2005 and 2004, respectively. The decrease in fiscal 2005 was due primarily to a reduction in usage per degree day. Management believes that the lower usage per degree day was due primarily to the impact of higher wholesale natural gas prices and inconsistent weather patterns. The decrease in fiscal 2004 was primarily due to the 10.2 percent warmer weather, compared with fiscal 2003, which was partially offset by continued customer growth.

NJNG added 10,435 and 10,635 new customers and added natural gas heat and other services to another 929 and 1,267 existing customers in fiscal 2005 and 2004, respectively. This customer growth represents an estimated annual increase of approximately 1.8 billion cubic feet (Bcf) in sales to firm customers, assuming normal weather and usage.

The weather in fiscal 2005 was 1.5 percent colder than normal, therefore NJNG deferred $2.1 million of gross margin for future refunds to customers under the WNC. On September 30, 2005, NJNG filed a request to apply the value of this WNC balance to other SBC clauses. The weather in fiscal 2004 was 1.1 percent warmer than normal, which resulted in no deferral or accrual of gross margin. In accordance with a BPU order, NJNG applied a $4.5 million cumulative WNC credit to other clauses that were in an underrecovered position. The weather in fiscal 2003 was 13 percent colder than normal, which, in accordance with the WNC, resulted in the deferral of $9 million of gross margin, which was credited to NJNG’s customers. NJNG estimates that the colder

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

weather in fiscal 2003 resulted in approximately $3.4 million of additional gross margin beyond the amount captured in the WNC.

Gross margin from sales to residential and commercial customers increased $503,000, or less than one percent, and increased $3.9 million, or 2.3 percent, in fiscal 2005 and fiscal 2004, respectively. Sales to residential and commercial customers were 55 Bcf in fiscal 2005, compared with 55 Bcf in fiscal 2004, and 57.1 Bcf in fiscal 2003. The relatively stable gross margin was due primarily to the lower usage per degree day, discussed above, which offset customer growth.

Gross margin from transportation service decreased $1.7 million, or 6.9 percent, and $5.2 million, or 17.1 percent, in fiscal 2005 and fiscal 2004, respectively. NJNG transported 7.6 Bcf for its firm customers in fiscal 2005, compared with 8.4 Bcf in fiscal 2004 and 10.4 Bcf in fiscal 2003. The decreases were due primarily to a reduction in customers utilizing the transportation service and the lower usage per degree day discussed above.

NJNG had 11,723 and 12,619 residential customers and 3,523 and 3,768 commercial customers using its transportation service at September 30, 2005 and 2004, respectively. The decrease in transportation customers was due primarily to a decline in third-party marketing efforts in NJNG’s service territory.

In fiscal 2006 and 2007, NJNG currently expects to add approximately 10,500 new customers each year and convert an additional 950 existing customers each year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.3 percent and result in an estimated sales increase of approximately 1.8 Bcf annually, assuming normal weather and average usage. It is believed that this growth would increase gross margin under present base rates by approximately $5.4 million annually.

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

The BPU also approved, on October 22, 2003, a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program, which was subject to review after one year of operation, measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. The results of the first year of the storage incentive were reviewed with the BPU in January 2005, and no modifications were made to the program. NJNG’s June 1, 2005, BGSS filing requested an additional one-year extension to the current BGSS-related incentive program.

NJNG’s incentive programs totaled 52.4 Bcf and generated $6.1 million of gross margin in fiscal 2005, compared with 47.1 Bcf and $5.8 million of gross margin in fiscal 2004 and 35.8 Bcf and $5.4 million of gross margin in fiscal 2003. The increases in gross margin in fiscal 2005 and 2004, were primarily due to the successful optimization of the storage incentive program and increased off-system sales resulting from the strategic management of the existing supply portfolio, while considering customer supply obligations.

Interruptible

NJNG serves 47 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 8 percent of total throughput in fiscal 2005 and and 7 percent of the total throughput in both fiscal 2004 and 2003, they accounted for less than 1 percent of the total gross margin in each year due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 2.9 Bcf, 2.4 Bcf, and 1.1 Bcf in fiscal 2005, 2004 and 2003, respectively. In addition, NJNG transported 6.8 Bcf, 6.5 Bcf and 6.3 Bcf in fiscal 2005, 2004 and 2003, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense decreased $910,000, or 1.2 percent, fiscal 2005, compared with last year. The decrease was due primarily to lower costs associated with incentive compensation plans and lower allocations from NJR Service Corporation, which more than offset NJNG’s share of the early retirement charge. O&M expense decreased $2.5 million, or 3.2 percent, in fiscal 2004, compared with fiscal 2003, due primarily to lower allocation of expenses from affiliated companies as a result of revised allocation factors and lower fringe benefit and advertising costs.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income

Operating income decreased $1.3 million, or 1.3 percent, in fiscal 2005, compared with last year, due primarily to the lower gross margin described above and higher depreciation expense offset by lower O&M expense, as described above. Operating income increased $1.4 million, or 1.5 percent, in fiscal 2004 compared with fiscal 2003, due primarily to the lower O&M expense described above.

Net Income

Net income decreased $2.1 million, or 3.9 percent, in fiscal 2005 due primarily to lower Operating income discussed above, lower Other income due to reduced interest income associated with various regulatory riders and higher interest expense due to higher short-term interest rates. Net income increased $2.5 million, or 4.8 percent, in fiscal 2004, compared with fiscal 2003, due primarily to the higher Operating income discussed above and higher Other income. The increase in Other income was due primarily to higher interest income associated with various regulatory riders, which more than offset increased interest expense due to higher average long-term debt outstanding.

Energy Services Operations

NJRES’ financial results are summarized as follows:

(Thousands)	2005	2004	2003
Operating revenues	$1,973,268	$1,582,103	$1,766,265
Gas purchases	1,933,970	1,549,938	1,740,196
Gross margin	39,298	32,165	26,069
Operation and maintenance expense	6,909	6,987	6,324
Depreciation and amortization	253	204	189
Other taxes	710	106	102
Operating income	$31,426	$24,868	$19,454
Net income	$16,483	$13,572	$11,410

NJRES’ operating revenues increased $391.2 million, or 24.7 percent, in fiscal 2005 compared with last year due primarily to higher natural gas prices. NJRES’ revenues decreased in fiscal 2004, compared with fiscal 2003, due to the inclusion in fiscal 2003 revenue of a relatively large-volume, low-margin transportation contract, which expired in March 2003. Natural gas sold and managed by NJRES totaled 254.7 Bcf in fiscal 2005, compared with 263.3 Bcf in fiscal 2004 and 311.3 Bcf in fiscal 2003.

NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs. NJRES’ gross margin increased $7.1 million in fiscal 2005 as compared to fiscal 2004, due primarily to favorable time spreads on storage asset positions, as well as to favorable locational spreads on transportation capacity. NJRES net income $2.9 million increased in fiscal 2005, primarily due to the increase in gross margin described above.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES’ gross margin increased $6.1 million in fiscal 2004 compared with fiscal 2003, due primarily to sales generated from its portfolio of storage and transportation capacity contracts, as well as higher management fees associated with NJRES’ management of other companies’ storage, transportation and fuel contracts. NJRES’ net income increased $2.2 million in fiscal 2004, compared with fiscal 2003, due primarily to the higher gross margin, which more than offset increased O&M expenses related to higher allocation expenses from affiliated companies, as a result of revised allocation factors, and higher labor and legal expenses.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 146,000 customers; CR&R, which holds and develops commercial real estate; and NJR Energy, which consists primarily of equity investments in Capstone Turbine Corporation; and the Iroquois Gas Transmission System, L.P. (Iroquois).

The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)	2005	2004	2003
Operating revenues	$36,900	$22,698	$20,413
Other income	$3,731	$2,029	$705
Net income	$6,481	$2,478	$1,025

Retail and Other earnings for the fiscal year increased $4 million in fiscal 2005, compared with fiscal 2004, due primarily to the $6 million after-tax gain on the sale of the commercial office building, partially offset by the $2.5 million after-tax loss on the impairment of 52 acres of undeveloped land. Net of these items and this segment’s portion of the early retirement charge, earnings for fiscal 2005 increased to $3.3 million, compared with $2.5 million last year. Net income increased in fiscal 2004 compared with fiscal 2003, due to improved results in the appliance service business at NJRHS and higher results at Iroquois.

Other income includes the amortization of a gain related to the sale-leaseback of a building, discussed below, and earnings generated from NJR Energy’s equity investment in Iroquois.

In fiscal 1996, CR&R entered into a sale-leaseback transaction that generated a pre-tax gain of $17.8 million, which is included in deferred revenue and is being amortized to Other income over the 25-year term of the lease. The primary tenant of the facility, NJNG, is leasing the building under a long-term master lease agreement approved by the BPU and continues to occupy a majority of the space in the building.

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

NJR’s consolidated capital structure at September 30 was as follows:

	2005	2004	2003
Common stock equity	47%	44%	48%
Long-term debt	34	29	30
Short-term debt	19	27	22
Total	100%	100%	100%

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

The Company currently has a 2.5 million share repurchase plan. As of September 30, 2005, the Company had repurchased 2.2 million shares of its common stock under this plan.

The decrease in short-term debt at September 30, 2005, was due primarily to improved cash flow from operations.

In December 2004, NJR entered into a $275 million committed credit facility with several banks, which replaced a $200 million credit facility. This facility has a 3-year term, expiring in December 2007. In November 2005, NJR amended the facility to increase it to $325 million. In November 2004, NJR entered into a 1-year $20 million committed credit facility with a bank. These facilities provide liquidity to meet working capital and external debt-financing requirements of NJR and its nonregulated companies. Neither NJNG nor its assets are obligated or pledged to support the NJR facilities.

In December 2004, NJNG entered into a $225 million committed credit facility with several banks, with a 5-year term, expiring in December 2009 which replaced a $225 million committed credit facility with a shorter term. This facility is used to support NJNG’s commercial paper program. In November 2005, NJNG amended this facility to increase it to $250 million.

NJNG satisfies its debt needs by issuing short-and long-term debt based upon its own financial profile. NJNG does not guarantee or otherwise directly support the debt of NJR. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements,

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans. To support the issuance of commercial paper, NJNG maintains the committed credit facility, discussed earlier, totaling $250 million.

NJR had borrowings of $174.1 million and $152.1 million at September 30, 2005 and 2004, respectively, under its committed credit facilities to fund the debt requirements of its nonregulated subsidiaries and its working capital and investment activity. NJNG had zero and $107.6 million of commercial paper borrowings supported by NJNG’s committed credit facilities at September 30, 2005 and 2004, respectively.

Financial covenants contained in NJR’s credit facility include a maximum debt-to-total capitalization of 65 percent and minimum interest coverage of 2.5 times. At September 30, 2005, the debt-to-total capitalization was 57 percent, and for the year ended September 30, 2005, the interest coverage was 9 times.

The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
		Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt *	$408,455	$11,388	$22,777	$72,727	$301,563
Capital lease obligations *	86,226	6,912	13,823	14,018	51,473
Operating leases *	9,063	2,876	3,693	1,549	945
Short-term debt	174,100	174,100	—	—	—
Clean energy program*	27,153	6,656	17,710	2,787	—
Construction obligations	8,660	8,660	—	—	—
Natural gas supply purchase obligations	1,420,500	1,019,619	202,315	118,175	80,391
Total contractual cash obligations	$2,134,157	$1,230,211	$260,318	$209,256	$434,372

* These obligations include interest.

As of September 30, 2005, there were NJR guarantees covering approximately $354 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

NJNG issued a $94.5 million letter of credit, which will expire in December 2005, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase for the same time period and volume. This letter of credit

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.

The Company made a $10.9 million tax-deductible contribution to its pension plans during fiscal 2005. The Company is not currently required to make minimum pension funding contributions during fiscal 2006. If market performance is less than anticipated, additional funding may be required.

In fiscal 2005, $638,000 of tax-deductible contributions were made to the Other Postretirement Benefit (OPEB) plans. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions to the pension and OPEB Plans may be made based on market conditions and various assumptions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

Cash flow from operating activities totaled $207 million in fiscal 2005, compared with cash flow used in operations of $49 million in fiscal 2004 and cash flow from operations of $92.1 million in fiscal 2003. The increase in fiscal 2005 was due primarily to higher net income and improved working capital. The improvement in working capital was due primarily to the reduction in broker margin requirements and underrecovered gas costs, which was partially offset by an increase in accounts receivable. The decrease in fiscal 2004 was due primarily to the increase in working capital requirements associated with the increase in wholesale natural gas prices and volumes of natural gas in storage, which caused higher natural gas inventory balances, additional margin requirements associated with NJRES’ hedging activity and increased receivable balances. These additional working capital requirements more than offset higher net income and depreciation.

NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $26.5 million in 2006. (See Note 10. Commitments and Contingent Liabilities.)

Financing Activities

Cash flow used in financing activities totaled $159.8 million in fiscal 2005, compared with cash flows from financing activities of $138.7 million in fiscal 2004 and cash flows used in financing activities of $35.1 million in fiscal 2003. The change in fiscal 2005 was due primarily to the payment of long-term debt, higher share repurchases and reduction in short-term debt. The change in fiscal 2004 was due primarily to the issuance of both long-and short-term debt of $155.9 million. The increase in short-term debt in fiscal 2004 was due primarily to the working capital requirements associated with higher wholesale natural gas prices discussed above.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and 4.77 percent interest rate and NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and 3.75 percent interest rate.

Neither NJNG nor its assets are not obligated or pledged to support the NJR notes.

In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG drew down $1.5 million, $6.3 million and $4.2 million in September 2005, December 2004 and December 2003, respectively, from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from it is $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040. (See Note 4.–Long-Term Debt, Dividends and Retained Earnings Restrictions.)

NJNG has received $4.9 million, $3.9 million and $5.3 million in fiscal 2005, 2004 and 2003, respectively, related to the sale-leaseback of a portion of its meters.

NJR currently anticipates that its financing requirements in fiscal 2006 and 2007 will be met through internally generated cash and the issuance of short-and long-term debt. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short-and long-term credit ratings.

Investing Activities

Cash flow used in investing activities totaled $27.2 million in fiscal 2005, compared with $86.5 million and $56.5 million in fiscal 2004 and 2003, respectively. The change in fiscal 2005 was due primarily to the $30.6 million in cash proceeds generated from the sale of a commercial office building, the reduction in capital expenditures for Utility Plant and Real Estate properties and the drawdown of $7.8 million from the construction fund created under the EDA financing arrangement. These improvements were partially offset by an $8.7 million equity investment to increase the Company’s ownership interest in Iroquois.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increased use of cash in fiscal 2004 was due primarily to increased investment in NJNG’s pipeline system, the establishment of a construction fund related to NJNG’s EDA financing, discussed above, and the construction by CR&R of a 200,000-square-foot build-to-suit building located in the Monmouth Shores Corporate Office Park II.

The Company’s capital requirements for fiscal 2003 through fiscal 2005 and projected amounts through fiscal 2007 are as follows:

(Thousands)	2007	2006	2005	2004	2003
NJNG	$64,400	$66,200	$59,303	$65,355	$50,961
Energy Services	200	200	774	38	31
Retail and Other	200	7,900	823	13,266	6,583
Total	$64,800	$74,300	$60,900	$78,659	$57,575

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2006 and 2007 when compared to the capital spending in fiscal 2005, due primarily to system integrity and expected replacement needed under pending pipeline safety rulemaking. NJNG’s MGP expenditures, net of insurance recoveries, are currently expected to total $26.4 million and $22.6 million in fiscal 2006 and 2007, respectively. (See Note 10.–Commitments and Contingent Liabilities).

NJRES does not currently anticipate any significant capital expenditures in fiscal 2006 and 2007. However, the use of high-injection/high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with the related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.

Retail and Other capital expenditures each year were primarily made in connection with investments aimed at preserving the value of real estate holdings. At September 30, 2005, CR&R owned 126 acres of undeveloped land. (See Item 2.–Properties). In December 2004, CR&R sold a 200,000-square-foot building, which generated $30.6 million in proceeds and resulted in a $10.1 million pre-tax gain. Other sales generated proceeds of $2 million.

Retail and Other anticipated capital expenditures of $7.9 million in fiscal 2006 are primarily related to the construction of two office buildings by CR&R.

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

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. A rating set forth above is not a recommendation to buy, sell or hold the Company’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures in place that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted  through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

the BPU. Second, NJRES uses futures, options and swaps to hedge purchases and sales of natural gas in storage and transactions with wholesale customers. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell approximately 19.4 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sale Contracts. To hedge its price risk, NJR Energy entered into two swap agreements, effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2004, to September 30, 2005:

Thousands)	Balance September 30, 2004	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2005
NJNG	$(11,659)	$15,432	$(31,362)	$35,135
NJRES	(19,050)	(69,487)	66,492	(155,029)
NJR Energy	27,357	19,953	(16,435)	63,745
Total	$(3,352)	$(34,102)	$18,695	$(56,149)

There were no changes in methods of valuations during the year ended September 30, 2005.

The following is a summary of fair market value of commodity derivatives at September 30, 2005, by method of valuation and by maturity:

(Thousands)	2006	2007-2009	After 2009	Total Fair Value
Price based on NYMEX	$(23,610)	$(57,094)	$(10,884)	$(91,588)
Price based on over-the-counter published quotations	4,593	23,970	6,876	35,439
Total	$(19,017)	$(33,124)	$(4,008)	$(56,149)

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of commodity derivatives by type as of September 30, 2005:

				Amounts Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)
NJNG	Futures	(0.9)	$4.84-$12.98	$70,401
	Swaps	4.1	—	(35,266)
NJRES	Futures	(17.3)	$3.75-$14.36	(121,670)
	Swaps	(33.9)	—	(33,359)
NJR Energy	Swaps	13.0	—	63,745
Total				$(56,149)

The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at September 30, 2005, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.6 million. The VAR with a 99 percent confidence level and a 10-day holding period was $7.0 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

Wholesale Credit Risk

NJNG, NJRES and NJR Energy engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of existing counterparties’ credit limits, daily communication with traders regarding credit status and the use of credit mitigation measures, such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies that meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2005. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment or collateral has not yet been received. Net credit exposure is defined as gross credit exposure reduced by payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Unregulated counterparty credit exposure as of September 30, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$195,200	$152,466
Noninvestment grade	1,707	671
Internally rated investment grade	14,654	8,445
Internally rated noninvestment grade	461	32
Total	$212,022	$161,614

NJNG’s counterparty credit exposure as of September 30, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$52,985	$34,279
Noninvestment grade	—	—
Internally rated investment grade	367	334
Internally rated noninvestment grade	2,783	—
Total	$56,135	$34,613

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas), then the Company could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. This loss could have a material impact on the Company’s financial condition, results of operations or cash flows.

Interest Rate Risk–Long-Term Debt

At September 30, 2005, the Company (excluding NJNG) had no variable-rate long-term debt.

At September 30, 2005, NJNG had outstanding total variable-rate tax-exempt long-term debt of $97 million, which is hedged by 3.5 percent interest rate caps expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at September 30, 2005, NJNG’s annual interest expense, net of tax, would change by $574,000.

Management intends to continue hedging its tax-exempt variable-rate debt with an interest rate cap.

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company’s principal subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions where appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of New Jersey Resources (NJR or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of September 30, 2005, the Company’s internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on our assessment of the Company’s internal control over financial reporting as of September 30, 2005, which appears herein.

November 29, 2005

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that New Jersey Resources and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization of the Company as of September 30, 2005, the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for the year ended September 30, 2005 and the consolidated financial statement schedule for the year ended September 30, 2005 listed in the index in Item 15, and our report dated November 29, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 29, 2005

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the consolidated financial statement schedule listed in the index in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 29, 2005

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)
Fiscal Years Ended September 30,	2005	2004	2003
OPERATING REVENUES	$3,148,262	$2,533,607	$2,542,865
OPERATING EXPENSES
Gas purchases	2,780,343	2,213,374	2,238,394
Operation and maintenance	108,071	101,118	101,438
Regulatory rider expenses	31,594	9,540	4,592
Depreciation and amortization	33,675	32,449	31,965
Energy and other taxes	56,211	49,908	46,639
Total operating expenses	3,009,894	2,406,389	2,423,028
OPERATING INCOME	138,368	127,218	119,837
Other income	7,359	5,696	2,029
Interest charges, net	20,474	15,395	13,992
INCOME BEFORE INCOME TAXES	125,253	117,519	107,874
Income tax provision	48,913	45,945	42,462
NET INCOME	$76,340	$71,574	$65,412
EARNINGS PER COMMON SHARE
BASIC	$2.77	$2.60	$2.41
DILUTED	$2.71	$2.55	$2.38
DIVIDENDS PER COMMON SHARE	$1.36	$1.30	$1.24
AVERAGE SHARES OUTSTANDING
BASIC	27,591	27,530	27,095
DILUTED	28,121	28,053	27,532

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2005	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$76,340	$71,574	$65,412
Adjustments to Reconcile Net Income to Cash Flows
Depreciation and amortization	33,675	32,449	31,965
Land impairment charge	3,895	—	—
Amortization of deferred charges	1,552	1,801	1,801
Deferred income taxes	(234)	3,788	15,221
Manufactured gas plant remediation costs	(15,330)	(13,976)	(21,322)
Gain on asset sales	(11,818)	—	—
Contributions to employee benefit plans	(11,548)	(12,622)	(15,701)
Changes in:
Working capital	120,548	(148,554)	(17,547)
Other noncurrent assets	1,381	11,495	21,448
Other noncurrent liabilities	8,533	5,043	10,859
Net cash flows from (used in) operating activities	206,994	(49,002)	92,136
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from common stock	9,918	17,922	11,325
Proceeds from long-term debt	—	97,000	—
Proceeds from sale-leaseback transaction	4,904	3,941	5,294
Payments of long-term debt	(28,070)	(2,665)	(132,517)
Purchases of treasury stock	(23,835)	(1,164)	(1,512)
Payments of common stock dividends	(37,164)	(35,269)	(33,245)
Redemption of preferred stock	—	—	(295)
Net (payments) proceeds related to short-term debt	(85,600)	58,900	115,900
Net cash flows from (used in) financing activities	(159,847)	138,665	(35,050)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(52,801)	(60,313)	(46,653)
Real estate properties and other	(1,597)	(13,304)	(6,614)
Cost of removal	(6,502)	(5,042)	(4,308)
Equity investments	(8,764)	—	—
Withdrawal from (investment in) restricted cash construction fund	7,800	(7,800)	—
Proceeds from sale of investments available for sale	1,694	—	1,046
Proceeds from asset sales	32,988	—	—
Net cash flows (used in) investing activities	(27,182)	(86,459)	(56,529)
Net change in cash and temporary investments	19,965	3,204	557
Cash and temporary investments at beginning of year	5,043	1,839	1,282
Cash and temporary investments at end of year	$25,008	$5,043	$1,839
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(87,897)	$(27,260)	$33,926
Inventories	19,620	(86,953)	(41,449)
Underrecovered gas costs	32,456	10,737	(46,330)
Gas purchases payable	90,118	10,238	(29,014)
Prepaid and accrued taxes, net	2,135	(12,932)	15,409
Accounts payable and other	9,978	1,863	6,365
Restricted broker margin accounts	40,084	(31,660)	32,343
Other current assets	12,308	(8,098)	13,876
Other current liabilities	1,746	(4,489)	(2,673)
Total	$120,548	$(148,554)	$(17,547)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$18,085	$12,353	$12,191
Income taxes	$47,812	$39,277	$12,365

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2005	2004
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,197,418	$1,148,865
Real estate properties and other, at cost	24,340	24,439
	1,221,758	1,173,304
Accumulated depreciation and amortization	(316,628)	(292,915)
Property, plant and equipment, net	905,130	880,389
CURRENT ASSETS
Cash and temporary investments	25,008	5,043
Customer accounts receivable	235,338	153,202
Unbilled revenues	10,207	4,453
Allowance for doubtful accounts	(5,297)	(5,304)
Regulatory assets	34,904	69,505
Gas in storage, at average cost	254,909	274,942
Materials and supplies, at average cost	3,857	3,444
Prepaid state taxes	24,020	11,849
Derivatives	359,540	89,870
Restricted broker margin accounts	—	38,260
Asset held for sale	—	20,315
Other	10,304	20,437
Total current assets	952,790	686,016
NONCURRENT ASSETS
Equity investments	27,649	18,864
Regulatory assets	231,366	189,232
Derivatives	70,777	32,100
Restricted cash construction fund	—	7,800
Other	22,116	41,199
Total noncurrent assets	351,908	289,195
Total assets	$2,209,828	$1,855,600

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2005	2004
CAPITALIZATION
Common stock equity	$438,052	$467,917
Long-term debt	317,204	315,887
Total capitalization	755,256	783,804
CURRENT LIABILITIES
Current maturities of long-term debt	3,253	27,736
Short-term debt	174,100	259,700
Gas purchases payable	300,986	210,868
Accounts payable and other	54,683	43,529
Dividends payable	9,366	9,016
Accrued taxes	25,429	25,365
Clean energy program	6,078	—
Derivatives	377,928	90,661
Broker margin account	1,824	—
Customers’ credit balances and deposits	22,609	20,863
Total current liabilities	976,256	687,738
NONCURRENT LIABILITIES
Deferred income taxes	104,809	135,071
Deferred investment tax credits	8,157	8,479
Deferred revenue	10,898	11,817
Derivatives	107,883	33,794
Manufactured gas plant remediation	93,920	92,880
Clean energy program	18,612	—
Postretirement employee benefit liability	5,867	9,715
Regulatory liabilities	118,147	80,757
Other	10,023	11,545
Total noncurrent liabilities	478,316	384,058
Total capitalization and liabilities	$2,209,828	$1,855,600

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands)
September 30,		2005	2004
COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 50,000,000 shares; outstanding 2005–28,183,032; 2004–27,914,589;		$70,457	$69,786
Premium on common stock		223,382	215,096
Accumulated other comprehensive loss, net of tax		(59,871)	(2,380)
Treasury stock at cost and other; shares 2005–636,895 2004–173,664;		(24,840)	(4,683)
Retained earnings		228,924	190,098
Total Common stock equity		438,052	467,917
LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds	Maturity date
5.38% Series W	August 1, 2023	10,300	10,300
6.27% Series X	November 1, 2008	30,000	30,000
6.25% Series Y	August 1, 2024	10,500	10,500
8.25% Series Z	October 1, 2004	—	25,000
Variable Series AA	August 1, 2030	25,000	25,000
Variable Series BB	August 1, 2030	16,000	16,000
6.88% Series CC	October 1, 2010	20,000	20,000
Variable Series DD	September 1, 2027	13,500	13,500
Variable Series EE	January 1, 2028	9,545	9,545
Variable Series FF	January 1, 2028	15,000	15,000
Variable Series GG	April 1, 2033	18,000	18,000
5% Series HH	December 1, 2038	12,000	12,000
4.77% Unsecured senior notes	March 15, 2014	60,000	60,000
Capital lease obligation–Buildings	June 1, 2021	28,290	28,884
Capital lease obligation–Meters	October 1, 2012	27,322	24,894
Less: Current maturities of long-term debt		(3,253)	(27,736)
Total New Jersey Natural Gas Long-term debt		292,204	290,887
New Jersey Resources
3.75% Unsecured senior notes	March 15, 2009	25,000	25,000
Total Long-term debt		317,204	315,887
Total Capitalization		$755,256	$783,804

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY AND COMPREHENSIVE INCOME

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accum. Other Comprehensive (Loss)/Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2002	26,917	$69,168	$207,197	$(12,374)	$(25,108)	$122,570	$361,453
Net income						65,412	65,412
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(96)				139			139
Net unrealized gain on derivatives, net of tax of $(13,153)				17,127			17,127
Minimum pension liability adjustment, net of tax of $1,586				(2,339)			(2,339)
Other comprehensive income							14,927
Comprehensive income							80,339
Common stock issued under stock plans	363	146	1,144		10,578		11,868
Tax benefits from stock plans			408				408
Cash dividend declared						(33,615)	(33,615)
Treasury stock and other	(47)				(1,512)		(1,512)
Balance at September 30, 2003	27,233	69,314	208,749	2,553	(16,042)	154,367	418,941
Net income						71,574	71,574
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(544)				787			787
Net unrealized loss on derivatives, net of tax of $4,663				(6,438)			(6,438)
Minimum pension liability adjustment, net of tax of $(392)				718			718
Other comprehensive loss							(4,933)
Comprehensive income							66,641
Common stock issued under stock plans	539	472	5,249		12,324		18,045
Tax benefits from stock plans			1,098				1,098
Cash dividend declared						(35,843)	(35,843)
Treasury stock and other	(31)				(965)		(965)
Balance at September 30, 2004	27,741	69,786	215,096	(2,380)	(4,683)	190,098	467,917
Net income						76,340	76,340
Other comprehensive income (loss), net of tax:
Unrealized gain on equity investments, net of tax of $(320)				463			463
Net unrealized loss on derivatives, net of tax of $40,063				(58,010)			(58,010)
Minimum pension liability adjustment, net of tax $(39)				56			56
Other comprehensive loss							(57,491)
Comprehensive income							18,849
Common stock issued under stock plans	352	671	6,114		3,292		10,077
Tax benefits from stock plans			2,172				2,172
Cash dividend declared						(37,514)	(37,514)
Treasury stock and other	(547)				(23,449)		(23,449)
Balance at September 30, 2005	27,546	$70,457	$223,382	$(59,871)	$(24,840)	$228,924	$438,052

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business

New Jersey Resources (NJR or the Company) is an energy services holding company providing retail and wholesale natural gas and related energy services to customers from the Gulf Coast to New England, and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), provides regulated retail natural gas service in central and northern New Jersey and participates in the off-system sales and capacity release markets. Other operating subsidiaries include NJR Energy Services (NJRES), which provides wholesale energy services; NJR Home Services (NJRHS), which provides services, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate, NJR Service, which provides shared administrative services; and NJR Investment, which makes energy-related equity investments.

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

Utility Plant and Depreciation

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 3.04 percent of average depreciable property in fiscal 2005, 3.06 percent in fiscal 2004 and 3.13 percent in fiscal 2003. When depreciable properties are retired, the original cost thereof, plus cost of removal less salvage, is charged to accumulated depreciation.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. As part of a change in strategy related to CR&R, included in its Retail and Other segment, the Company has determined that 52 acres of undeveloped land located in Atlantic County, New Jersey, will no longer be developed

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

by CR&R, but will be sold as undeveloped land. As a result, the Company estimated the fair value of the land and compared that with its carrying value. Accordingly, the Company has recognized a pre-tax impairment charge of $3.9 million, which is included in Operation & Maintenance expense on the Consolidated Statements of Income. The net book value of the undeveloped land is included in Property, Plant & Equipment, net, on the Consolidated Balance Sheet. For the years ended September 30, 2005, 2004 and 2003, no other circumstances indicating impairment were identified.

Utility Revenue

Customers are billed through monthly cycle billings on the basis of actual or estimated usage. NJNG accrues estimated revenue for natural gas delivered to the end of the accounting period but not billed to customers

Gas Purchases

NJNG’s tariff includes a Basic Gas Supply Service (BGSS), which is normally revised on an annual basis. Under the BGSS, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities, and recovering or refunding the difference, if any, of such projected costs compared with those included in prices through levelized charges to customers. Any underrecoveries or overrecoveries are deferred and, subject to BPU approval, reflected in the BGSS in subsequent years.

Income Taxes

Deferred income taxes are calculated in conformity with SFAS No. 109, “Accounting for Income Taxes” (See Note 6.–Income Taxes.)

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $594,000 in fiscal 2005, $660,000 in fiscal 2004 and $278,000 in fiscal 2003 with average interest rates of 2.6 percent, 1.94 percent, and 1.48 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 7.–Regulatory Issues.) Accordingly, Other income included $1.8 million, $4 million and $1.7 million of interest related to underrecovered remediation and underrecovered gas costs in fiscal 2005, 2004 and 2003, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Equity Investments

Equity investments purchased as long-term investments are classified as available for sale and are carried at their estimated fair value, with any changes in unrealized gains or losses included in Accumulated other comprehensive income, a component of Common Stock Equity. Joint ventures and investments in which the Company can exercise a significant influence over operations and management are accounted for under the equity method. The Company accounts for its 5.53 percent ownership interest in the Iroquois Gas Transmission System under the equity method.

Regulatory Assets & Liabilities

At September 30, 2005 and 2004, respectively, the Company had the following regulatory assets on the Consolidated Balance Sheets:

(Thousands)	2005	2004	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$37,049	$69,505	Less than one year (1)
Weather-normalization clause (WNC)	(2,145)	—	Less than one year (4)
Total	$34,904	$69,505
Regulatory assets–noncurrent
Remediation costs (Note 10)
Expended, net	$86,912	$58,409	(2)
Liability for future expenditures	93,920	92,880	(3)
Deferred income taxes	12,901	13,393	Various
Derivatives (Note 1)	—	11,659	Through Oct. 2010 (5)
Postretirement benefit costs (Note 8)	2,418	2,720	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	35,215	10,171	Various (6)
Total	$231,366	$189,232

(1)             Recoverable, subject to BPU annual approval, without interest except for $6.4 million that was recoverable with interest through November 30, 2004.

(2)             Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also includes estimated future insurance proceeds of $10 million and $20.3 million at September 30, 2005 and 2004, respectively.

(3)             Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 10.–Commitments and Contingent Liabilities.)

(4)             Recoverable/refundable, subject to BPU approval.

(5)             Recoverable, subject to BPU approval, through BGSS.

(6)             Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

At September 30, 2005 and 2004, the Company had the following regulatory liabilities on the Consolidated Balance Sheets:

(Thousands)	2005	2004
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$77,067	$74,820
Market development fund (2)	5,945	5,937
Derivatives	35,135	—
Total	$118,147	$80,757

(1)    NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(2)             The Market development fund, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented gross on the Consolidated Statements of Income. For the years ended September 30, 2005, 2004 and 2003, sales tax and TEFA totaled $51.1 million, $45.6 million and $42.6 million, respectively.

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with maturities of three months or less are considered cash equivalents.

Derivative Activities

Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common Stock Equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of September 30, 2005 and 2004.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, accounts receivable, accounts payable, commercial paper and borrowings under revolving credit facilities is estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt is based on quoted market prices for similar issues. The carrying amount of long-term debt was $264.8 million and $289.8 million, with a fair market value of $266.8 million and $295.5 million, at September 30, 2005 and 2004, respectively.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 makes a distinction between ‘“retrospective application” of an accounting principle and the “restatement” of the financial statements to reflect the correction of an error. SFAS 154 replaces Accounting Principles Bulletin (APB) No. 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123R. In addition, SFAS 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002. The Company will adopt SFAS 123R, effective October 1, 2005, and the impact of previously issued unvested options, not currently expensed, will not have a material impact on its financial condition, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” and certain recognition and valuation issues associated with them. Conditional asset retirement obligations refer to a legal obligation to perform an asset retirement activity, in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the entity. The Company does not expect the adoption of FIN 47 to have a significant impact on its financial condition, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy) and supercedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004, and earlier adoption is encouraged. The Company completed its assessment of FSP 106-2 and, based upon available information and in conjunction with an independent actuarial firm, concluded that the prescription drug benefits provided under its health plans are “actuarially equivalent” to Medicare Part D and thus qualify the Company to receive the Subsidy. The Company elected early adoption of FSP 106-2 and the effect was immaterial to its financial condition, results of operations or cash flows. (See Note 8.–Employee Benefit Plans.)

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

2. COMMON STOCK

At September 30, 2005, there were 1,117,997 shares reserved for issuance under the Company’s Automatic Dividend Reinvestment and Retirement Savings plans.

The Company currently offers an Employee and Outside Director Long-Term Incentive Compensation Plan (the Plan) with 2.9 million shares of common stock authorized for awards. Under the Plan, the Company can issue stock options, performance units, dividend equivalent rights and service awards. At September 30, 2005, there were 750,916 shares remaining for issuance or grant under the Plan.

Performance units issued by the Company under the Plan were 18,633 in fiscal 2005, 1,408 in fiscal 2004 and 75,795 in fiscal 2003. The performance units vest over 3-year periods and are subject to the Company achieving certain performance targets. In fiscal 2005, 57,888 previously issued performance units were forfeited. In fiscal 2005, the Company recognized a credit of $1.1 million and in fiscal 2004 and 2003, recognized an expense of $577,000 and $1.2 million, respectively, related to the plan. The forfeitures and related credit in fiscal 2005, resulted from the Company not meeting certain performance targets for the performance cycle ended September 30, 2005.

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

The following is a reconciliation of the “as reported” and “pro forma” net income for options granted prior to October 1, 2002, which are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

(Thousands)	2005	2004	2003
Net income, as reported	$76,340	$71,574	$65,412
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	194	125	93
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(404)	(668)	(589)
Pro forma net income	$76,130	$71,031	$64,916

	2005	2004	2003
Earnings Per Share:
Basic–as reported	$2.77	$2.60	$2.41
Basic–pro forma	$2.76	$2.58	$2.40
Diluted–as reported	$2.71	$2.55	$2.38
Diluted–pro forma	$2.71	$2.53	$2.36

The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options for the past three years:

	2005	2004	2003
Dividend yield	3.0%	3.1%	3.4%
Volatility	12.7%	14.3%	13.8%
Expected life (years)	6.9	7.5	7.7
Risk-free interest rate	4.3%	3.9%	3.6%
Weighted average fair value	$4.14	$5.64	$3.83

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the stock option activity for the past three years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2002	1,584,141	$25.06
Granted	284,000	$31.52
Exercised	(64,424)	$21.78
Forfeited	(3,988)	$27.82
Outstanding at September 30, 2003	1,799,729	$26.20
Granted	30,000	$38.75
Exercised	(140,048)	$20.28
Forfeited	(2,003)	$31.92
Outstanding at September 30, 2004	1,687,678	$26.90
Granted	177,500	$45.01
Exercised	(269,234)	$24.06
Forfeited	(50,287)	$32.17
Outstanding at September 30, 2005	1,545,657	$29.29
Exercisable at September 30, 2005	1,259,270	$26.88
Exercisable at September 30, 2004	1,132,184	$25.82
Exercisable at September 30, 2003	1,022,992	$24.35

The following table summarizes stock options outstanding and exercisable at September 30, 2005:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life (a)	Average Exercise Price	Options	Average Exercise Price
$18.22 – $22.78	51,424	1.0	$19.59	51,424	$19.59
$22.78 – $27.33	504,632	3.6	$25.27	504,632	$25.27
$27.33 – $31.89	782,601	4.8	$28.68	677,714	$28.26
$31.89 – $36.44	10,500	7.5	$33.71	10,500	$33.71
$36.44 – $41.00	23,000	8.0	$38.01	12,000	$38.27
$41.00 – $45.55	173,500	9.6	$45.16	3,000	$42.00
Total	1,545,657	4.9	$29.29	1,259,270	$26.88

(a)             Average contractual life remaining in years.

In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 529,999 in fiscal 2005, 522,641 in fiscal 2004 and 436,496 in fiscal 2003. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In fiscal 1996, the Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In fiscal 1999, 2002 and 2005 the repurchase plan was expanded to 1.5 million, 2 million and 2.5 million shares, respectively. As of September 30, 2005, the Company has repurchased 2.2 million shares of its common stock.

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

4. LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt redemption requirements for the next five fiscal years are as follows: 2006, $3.3 million; 2007, $3.4 million; 2008, $3.6 million; 2009, $58.8 million and fiscal 2010, $4.3 million.

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $169.2 million of NJNG’s retained earnings were available for such purposes at September 30, 2005.

On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.

NJNG enters into loan agreements with the New Jersey Economic Development Authority (the EDA) under which the EDA issues tax-exempt bonds and the proceeds are loaned to NJNG. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to those of the EDA Bonds. In July 2002, the EDA approved $12 million of funds to finance construction in NJNG’s northern division in Morris County over three years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In September 2003, the BPU approved NJNG’s petition to issue up to $112 million of First Mortgage Bonds, Private Placement Bonds, EDA loan agreements, or Medium-Term Notes over the next three years. In December 2003, NJNG entered into a loan agreement whereby the EDA loaned NJNG the proceeds from its $12 million 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG issued and delivered to the EDA like amounts of its 5% Series HH First Mortgage Bonds, due December 2038, and immediately drew down $4.2 million from the construction fund. In December 2004, NJNG drew down $6.3 million from the construction fund, and in September 2005, NJNG drew down the remaining $1.5 million from the fund.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from it is $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040.

At September 30, 2005 and September 30, 2004, NJNG had total long-term variable-rate debt outstanding of $97 million. At September 30, 2005 and 2004, the weighted average interest rate on NJNG’s variable rate EDA Bonds was 2.2 percent and 1.3 percent, respectively.

In June 2004, NJNG purchased interest rate caps with several banks to hedge interest rate exposure on its $97 million of tax-exempt, variable rate long-term debt with various maturity dates ranging from 2027 to 2033. The interest rate caps expire in July 2006 and limit NJNG’s variable rate debt exposure for the tax-exempt EDA Bonds at 3.5 percent. The interest rate caps are treated as cash flow hedges, with changes in fair value accounted for in Accumulated other comprehensive income.

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

Under an agreement entered into with a financing company in 2002, NJNG has received $4.9 million, $3.9 million and $5.3 million in fiscal 2005, 2004 and 2003, respectively, related to the sale-leaseback of a portion of its meters. NJNG plans to continue the sale-leaseback meter program on an annual basis.

In December 1995, the BPU approved NJNG’s petition to enter into a master lease agreement for its headquarters building for a 25.5-year term with two 5-year renewal options. The present value of the agreement’s minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in Utility plant and Long-term debt, respectively, on the

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Consolidated Balance Sheets. In accordance with its ratemaking treatment, NJNG records rent expense as if the lease was an operating lease. Minimum annual lease payments are $2.9 million in fiscal 2006, 2007, 2008 and 2009, and $3.1 million in 2010 with $38 million over the remaining fiscal term of the lease. Approximately 15 percent of the building, representing approximately $233,000 of lease payments in fiscal 2005, is presently subleased to other tenants.

NJR had no long-term variable-rate debt outstanding at September 30, 2005 and 2004.

5. SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, is as follows:

	September 30,
(Thousands)	2005	2004
NJR
Bank credit facilities	$295,000	$200,000
Amount outstanding at year-end
Notes payable to banks	$174,100	$152,100
Weighted average interest rate at year-end
Notes payable to banks	4.80%	2.65%
NJNG
Bank credit facilities	$225,000	$225,000
Amount outstanding at year-end
Commercial paper	—	$107,600
Weighted average interest rate at year-end
Commercial paper	—	1.18%

In December 2004, NJR entered into a $275 million committed credit facility with several banks, expiring in December 2007, which replaced a $200 million credit facility. In November 2005, NJR amended the facility to increase it to $325 million. In November 2004, NJR entered into a 1-year, $20 million committed credit facility with a bank. These facilities provide liquidity to meet the working capital and external debt-financing requirements of NJR and its nonregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.

In December 2004, NJNG entered into a $225 million committed facility with several banks, with a 5-year term expiring in December 2009, which replaced a $225 million credit facility with a shorter term. In November 2005, NJNG amended this facility to increase it to $250 million.

NJNG issued a $94.5 million letter of credit, which will expire in December 2005, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit would be drawn upon by the counterparty.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6. INCOME TAXES

The Company’s federal tax returns through fiscal 2002 either have been reviewed by survey, examined by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. As part of standard procedure in handling a fiscal 2003 federal income tax refund request, an IRS audit review of that return is under way.

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent to pretax income for the following reasons:

(Thousands)	2005	2004	2003
Statutory income tax expense	$43,839	$41,132	$37,756
Change resulting from
State income taxes	7,640	7,057	6,647
Depreciation and cost of removal	(1,641)	(1,441)	(1,192)
Investment tax credits	(322)	(322)	(348)
Other	(603)	(481)	(401)
Income tax provision	$48,913	$45,945	$42,462

The Income tax provision was comprised of the following:

(Thousands)	2005	2004	2003
Current
Federal	$45,142	$22,560	$16,358
State	14,327	8,547	7,848
Deferred
Federal	(7,660)	12,850	16,225
State	(2,574)	2,310	2,379
Investment tax credits	(322)	(322)	(348)
Income tax provision	$48,913	$45,945	$42,462

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The tax effects of significant temporary differences comprising the Company’s net deferred income tax liability at September 30, 2005 and 2004, were as follows:

(Thousands)	2005	2004
Current
Underrecovered gas costs	$15,135	$28,422
WNC	(876)	—
Conservation program	(3,338)	(3,484)
Other	(1,937)	(1,712)
Current deferred tax liability, net	$8,984	$23,226
Noncurrent
Property-related items	$131,170	$122,859
Customer contributions	(2,304)	(2,408)
Capitalized overhead and interest	936	1,287
Unamortized investment tax credits	(4,392)	(4,566)
Remediation costs	32,434	35,208
Deferred service contract revenue	(2,411)	(2,126)
Deferred gain	(4,795)	(5,100)
Fair value of derivatives	(39,606)	2,492
Other	(6,223)	(12,575)
Noncurrent deferred tax liability, net	$104,809	$135,071

7. REGULATORY ISSUES

a. Energy Deregulation Legislation

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provided the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its prices and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its prices to segregate its BGSS, the component of prices whereby NJNG provides the commodity and interstate pipeline capacity to the customer, and delivery (i.e., transportation) prices. NJNG earns no gross margin on the commodity portion of its natural gas sales. NJNG earns gross margin through the delivery of natural gas to its customers. Customers can choose the supplier of their natural gas commodity. In January 2002, the BPU issued an order which states that BGSS could be provided by suppliers other than the state’s natural gas utilities, but that BGSS should be provided by the state’s natural gas utilities until further BPU action.

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. The Company expects a combined competitive services and management audit to begin in fiscal 2006.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

b. Basic Gas Supply Service

On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by June 1 for review of BGSS and to request a potential price change to be effective October 1. The agreement allows natural gas utilities to provisionally increase residential and small commercial customer BGSS prices up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval.

On November 10, 2005, NJNG filed for a 23.2 percent price increase effective December 14, 2005. This requested increase is necessary due to higher wholesale commodity costs and, if approved, would be subject to refund with interest.

On June 1, 2005, NJNG filed for a 4.2 percent price increase to be effective on October 1, 2005. On July 21, 2005, NJNG amended its filing, requesting an effective date of September 1, 2005. The BPU approved this increase on a provisional basis on August 19, 2005, and it became effective on September 1, 2005. This requested increase was necessary due to higher wholesale commodity costs and is subject to refund with interest.

On April 6, 2005, the BPU granted final approval for 5 percent increases that were effective on both February 1, 2004 and October 1, 2004. These increases were necessary due primarily to higher wholesale commodity costs.

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

On October 22, 2003, the BPU approved a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Program results of the initial year were reviewed with the BPU in January 2005, and no modifications were made to the program at that time. NJNG’s June 1, 2005, BGSS filing requested an additional one-year extension of the current BGSS-related incentive programs.

c. Other Adjustment Clauses

On October 22, 2003, the BPU approved NJNG’s request to update factors used in its WNC, which is designed to stabilize year-to-year fluctuations that may result from changing weather patterns on both NJNG’s gross margin and customers’ bills. Consumption factors had not been adjusted to reflect NJNG’s growth and actual customer base since the settlement of its last base rate case in January 1994. By updating consumption factors, the WNC better reflects actual weather as measured

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

by the deviation, from the 20-year normal.

In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, the costs of which are to be recovered through the Societal Benefits Clause (SBC). The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers can receive a credit toward their utility bill. The credits applied to eligible customers will be recovered through a USF rider in the SBC. NJNG will recover carrying costs on deferred USF balances. On April 1, 2005, NJNG and all the other energy utilities in the state filed to maintain the existing prices for the recovery of the costs of the statewide USF program. On June 30, 2005, the BPU approved the continuation of the current USF recovery rate.

In December 2004, the BPU approved regulations modifying main extension regulations and creating a Targeted Revitalization Infrastructure Program (TRIP). In an effort to promote the State’s Smart Growth initiative, the changes to the regulations require that gas service extensions for structures built after March 2005, in areas not designated for growth by the State cannot be funded by the state’s utilities. There is an exemption for conversions to natural gas from alternate heating sources, as well as for construction or expansion deemed to be in the public interest. The TRIP provides a recovery mechanism for certain infrastructure investment made in approved redevelopment zones. As a result of the revisions to the TRIP regulation, NJNG withdrew its TRIP filing, originally proposed in fiscal 2003, which sought approval to invest approximately $14 million for ongoing and planned redevelopment work in Asbury Park and Long Branch, New Jersey. On August 17, 2005, NJNG and the city of Asbury Park filed a joint TRIP proposal, seeking BPU approval for a pilot program through which recovery will be sought for infrastructure investments made in the recently approved Waterfront Redevelopment area in Asbury Park.

On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to Manufactured Gas Plant (MGP) expenditures incurred through June 30, 2002. On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004. Discovery has been completed and NJNG expects to reach a settlement in fiscal 2006. The filing proposed to maintain existing recovery rates. (See Note 10.–Commitments and Contingent Liabilities in the accompanying Financial Statements.)

On December 23, 2004, the BPU issued a decision establishing the statewide Clean Energy funding amount for the period from 2005 to 2008. NJNG’s obligation to the State of New Jersey, which is recoverable from customers through the SBC, gradually increases from $5.9 million in fiscal 2005 to $9.9 million in fiscal 2008. As a result, NJNG has a liability of $24.7 million and a corresponding Regulatory asset included in SBC at September 30, 2005. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of Clean Energy programs for measures installed prior to December 31, 2003. As of September 30, 2005, NJNG recorded $1 million of revenue related to this program and has sought recovery of such revenue in its September 30, 2005 SBC filing. NJNG also filed the results of the fiscal 2005 WNC on September 30, 2005, which seeks to apply a $2.1 million refund to other SBC clauses that are currently underrecovered.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, the outcome of which, in management’s opinion, will not have a material adverse impact on its financial condition, results of operations or cash flows.

On September 30, 2005, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2005. The filing seeks to shift the recovery levels of some SBC components but maintain the same overall SBC recovery rate.

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In September 2005, the Company made a discretionary contribution of $10.9 million. In fiscal 2004, the Company had no minimum pension funding requirements, and did not make any discretionary contributions. In fiscal 2003, the Company contributed $13.7 million to its pension plans, of which $2.4 million represented the required minimum funding. The Company elected to make the discretionary tax-deductible contributions to improve the funded status of the pension plans.

Effective October 1, 1998, the BPU approved the recovery of $4.9 million of deferred costs related to the Other Postretirement Benefit (OPEB) plans over 15 years, which is included in Regulatory assets on the Consolidated Balance Sheets.

The Company made tax-deductible contributions of $638,000 in fiscal 2005 and $12.6 million in fiscal 2004 to the OPEB plans. It is anticipated that the Company’s funding level to the OPEB plans will be approximately $600,000 annually over the next five years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the qualified plans net pension and the net OPEB costs were as follows:

		Pension			OPEB
(Thousands)	2005	2004	2003	2005	2004	2003
Service cost	$2,600	$2,479	$2,394	$1,297	$1,059	$922
Interest cost	5,302	4,918	5,100	2,181	1,865	1,862
Expected return on plan assets	(6,404)	(6,574)	(5,863)	(1,700)	(857)	(577)
Recognized actuarial loss	1,045	634	220	682	456	486
Recognized net initial obligation	(113)	(113)	(287)	357	357	357
Prior service cost amortization	111	87	87	78	77	74
Special termination benefit	—	801	—	72	62	—
Net periodic cost	$2,541	$2,232	$1,651	$2,967	$3,019	$3,124
The weighted average assumptions are as follows:
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Initial health care cost trend rate (HCCTR)	—	—	—	9.00%	9.50%	9.50%
Ultimate HCCTR	—	—	—	4.50%	4.50%	4.50%
Year ultimate HCCTR reached	—	—	—	2010	2010	2008
		Pension			OPEB
	2005	2004	2003	2005	2004	2003
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	—	—	—	$7,523	$6,292	$5,527
Total service and interest cost	—	—	—	$734	$633	$566
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	—	—	—	$(5,995)	$(5,019)	$(4,425)
Total service and interest costs	—	—	—	$(520)	$(490)	$(439)

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the funded status of the plans to the amounts recognized on the Consolidated Balance Sheets is presented below:

	Pension		OPEB
(Thousands)	2005	2004	2005	2004
Change in Benefit Obligation
Benefit Obligation at beginning of year	$90,004	$83,627	$37,024	$33,504
Service cost	2,600	2,479	1,297	1,059
Interest cost	5,302	4,918	2,181	1,865
Plan participants’ contributions	60	62	—	—
Actuarial loss	5,859	1,290	4,603	4,829
Amendments	—	369	—	49
Special termination benefit	—	801	72	62
Medicare Part D, including subsidy	—	—	—	(3,005)
Benefits paid	(3,925)	(3,542)	(1,575)	(1,339)
Benefit obligation at end of year	$99,900	$90,004	$43,602	$37,024
Change in plan assets
Fair value of plan assets at beginning of year	$66,566	$62,400	$20,685	$8,358
Actual return on plan assets	8,985	7,646	2,633	1,044
Employer contributions	10,910	—	638	12,622
Plan participants’ contributions	60	62	—	—
Benefits paid	(3,925)	(3,542)	(1,575)	(1,339)
Fair value of plan assets at end of year	$82,596	$66,566	$22,381	$20,685
Funded status	$(17,304)	$(23,438)	$(21,222)	$(16,339)
Unrecognized actuarial loss	31,100	28,868	—	—
Unrecognized transition obligation	—	—	2,884	3,241
Unrecognized prior service cost	573	685	506	584
Unrecognized net loss	—	—	17,878	14,889
Unrecognized net initial obligation	(11)	(125)	—	—
Net amount recognized	$14,358	$5,990	$46	$2,375
Amounts recognized on Consolidated Balance Sheets
Accrued benefit liability included in:
Accounts payable and other	—	—	$(613)	$(600)
Postretirement employee benefit liability	$(3,521)	$(12,096)	659	2,975
Intangible asset	573	685	—	—
Accumulated other comprehensive income	17,306	17,401	—	—
Net amount recognized	$14,358	$5,990	$46	$2,375

The accumulated benefit obligation (ABO) for the pension plans at September 30, 2005 and 2004, was $86.1 million and $78.7 million, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pursuant to SFAS No. 87, “Employers Accounting for Pension” (SFAS 87), the Company was required to record a $207,000 reduction to its minimum pension liability in fiscal 2005, which is included in Postretirement employee benefit liability on the Consolidated Balance Sheets. In fiscal 2004, the Company recorded an $810,000 reduction to the minimum pension liability.

The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2006 Target	Assets at Sept. 30,
Asset Allocation	Allocation	2005	2004
U.S. equity securities	53%	53%	52%
International equity securities	19	19	18
Fixed income	28	28	30
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2006	$4,239	$1,632
2007	$4,373	$1,781
2008	$4,626	$1,884
2009	$4,893	$2,002
2010	$5,035	$2,085
2011-2015	$29,569	$12,003

In fiscal 2004, the Company adopted FSP 106-2. (See Note 1.–Summary of Significant Accounting Policies.) The adoption of FSP 106-2 resulted in a $337,000 reduction in expense in fiscal 2004 and a $3 million reduction in the accumulated postretirement benefit obligation. The estimated subsidy payments from the Act are $110,000, $163,000, $182,000, $199,000 and $1.3 million in fiscal 2007, 2008, 2009, 2010 and 2011 through 2015, respectively. These estimated subsidy payments can change when the final regulations related to the Medicare Act are issued.

The Company maintains an unfunded nonqualified pension equalization plan (PEP) that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan. The Company recognized a $1.9 million and $59,000 net periodic PEP cost in fiscal 2005 and 2004, respectively. The PEP weighted average assumptions are identical to the qualified pension plan assumptions.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The PBO and ABO for the Company’s unfunded PEP were $2.1 million and $1.9 million respectively, as of September 30, 2005, and $520,000 and $404,000, respectively, as of September 30, 2004.

In September 2004, the Company offered a voluntary early retirement program to officers of NJR. The early retirement program resulted in $2.5 million being charged to O&M expense in the first quarter of fiscal 2005.

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

The amount expensed and contributed for the matching provision of the Savings Plan was $1.1 million, $1 million and $978,000 in fiscal 2005, 2004 and 2003, respectively.

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and over-the-counter swap agreements. NJNG’s recovery of natural gas costs is governed by the BGSS, but to hedge against price fluctuations, NJNG utilizes futures, options and swaps through its corporate financial risk management program. NJRES hedges purchases and sales of storage gas and transactions with wholesale customers. NJR Energy has hedged a long-term fixed-price contract to sell natural gas. The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs. Based on the amount recorded in Accumulated other comprehensive income at September 30, 2005, $111.2 million is expected to be recorded as an increase to gas costs in fiscal 2006.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2004, to September 30, 2005:

(Thousands)	Balance September 30, 2004	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2005
NJNG	$(11,659)	$15,432	$(31,362)	$35,135
NJRES	(19,050)	(69,487)	66,492	(155,029)
NJR Energy	27,357	19,953	(16,435)	63,745
Total	$(3,352)	$(34,102)	$18,695	$(56,149)

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

There were no changes in methods of valuations during the year ended September 30, 2005.

The following is a summary of fair market value of commodity derivatives at September 30, 2005, by method of valuation and by maturity:

(Thousands)	2006	2007-2009	After 2009	Total Fair Value
Price based on NYMEX	$(23,610)	$(57,094)	$(10,884)	$(91,588)
Price based on over-the-counter published quotations	4,593	23,970	6,876	35,439
Total	$(19,017)	$(33,124)	$(4,008)	$(56,149)

The following is a summary of commodity derivatives by type as of September 30, 2005:

		Volume	Price per	Amounts Included in Derivatives
		(Bcf)	Mmbtu	(Thousands)
NJNG	Futures	(0.9)	$4.84 – $12.98	$70,401
	Options	—	—	—
	Swaps	4.1	—	(35,266)
NJRES	Futures	(17.3)	$3.75 – $14.36	(121,670)
	Swaps	(33.9)	—	(33,359)
NJR Energy	Swaps	13.0	—	63,745
Total				$(56,149)

In March 1992, NJR Energy entered into long-term fixed-price contracts to sell natural gas (Gas Sale Contracts) to an energy marketing company, which expires in 2010. In October 1994, in conjunction with a shift in capital allocation policy, NJR Energy entered into a swap agreement, which hedged its risk for sales volumes under the Gas Sale Contracts that were in excess of the estimated production from natural gas reserves owned at the time. NJR Energy subsequently sold its natural gas reserves pursuant to a plan to exit the oil and natural gas production business. To hedge its risk for sales volumes under the Gas Sales Contracts, which would have otherwise been fulfilled by its producing reserve base, NJR Energy entered into a second swap agreement in June 1995. Under the terms of the swap agreements, NJR Energy pays to the counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payments by the counterparties of an index price plus a spread per Mmbtu (i.e., floating price) for the total volumes under the Gas Sale Contracts. The swap agreements were effective as of November 1995 and will expire on the same date as the underlying Gas Sale Contracts.

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

The cash flow hedges described above cover various periods of time ranging from November 2005 to October 2010.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $103 million at current contract rates and volumes, which are recovered through the BGSS.

As of September 30, 2005, there were NJR guarantees covering approximately $354 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet.

NJNG’s capital expenditures are estimated at $66 million and $64 million in fiscal 2006 and 2007, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking. The Company’s future minimum lease payments under various operating leases are less than $3.1 million annually for the next five years and $595,000 in the aggregate for all years thereafter.

Manufactured Gas Plant Remediation

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that recognizes remediation expenditures through June 30, 2002, and increased NJNG’s remediation adjustment clause recovery from $1.5 million to $16.6 million annually. As of September 30, 2005, $86.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 1.–Regulatory Assets and Liabilities.)

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2005, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible, will range from $93.9 million to $162.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $93.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination.

NJNG is presently investigating the possible settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the New Jersey Department of Environmental Protection (NJDEP) concerning the three MGP sites. The NJDEP has not made any specific demands yet for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of any compensation that may be payable through any agreement reached with the NJDEP. NJNG expects to meet with the NJDEP to discuss this matter. NJNG anticipates any settlement costs to be recoverable through the remediation rider.

Long Branch MGP Site Litigation

Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, Jersey Central Power & Light (JCP&L) and FirstEnergy Corporation (FirstEnergy). The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort Case #268, Master Docket BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions, consent orders and stipulations to dismiss, as of early October 2005, there were 293 active cases in this matter (exclusive of five pro se matters discussed below).

Among other things, the complaints allege personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought included compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages and punitive damages.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

JCP&L and FirstEnergy have made a demand upon NJNG and NJR for indemnification as a result of the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.

NJNG’s insurance carriers were initially notified of the claims and Kemper Insurance Company (Kemper), under an Environmental Response Compensation and Liability Policy, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, the Company initiated litigation against Kemper (See Kemper Insurance Company Litigation below).

In October 2005, the NJNG reached a confidential settlement with the plaintiffs, subject to court approval with respect to certain cases.

Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable through the remediation rider.

Five pro se matters were filed in the Mass Tort Litigation, which restated the claims described above. These actions were filed much later than the cases noted above and were placed on separate case schedules for discovery and trial purposes. One of the five cases was dismissed in November 2005. Each of the cases is in the initial stages of discovery, and are not part of the settlement discussed above. Upon completion of fact discovery, NJNG intends to file motions to dismiss the cases in full, or at least in part.

No assurance can be given as to the ultimate outcome of these matters or the impact on the Company’s financial condition, results of operations or cash flows.

Kemper Insurance Company Litigation

In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County, Docket# OCN-L-3100-4. The case is under active case management. Kemper provided Environmental Response Compensation and Liability insurance together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In fiscal 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. However, Kemper’s ability to meet all its future obligations is uncertain. In light of Kemper’s financial condition, NJNG has entered into settlement negotiations with Kemper regarding these policies. It is too early to predict whether these discussions will result in settlement. NJNG has also applied to the Superior Court for an order requiring Kemper to deposit the policy limits into court. The motion is returnable on

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

December 2, 2005. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations may be recoverable through the remediation rider. However, there can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

Various

The Company is a party to various other claims, legal actions, complaints and investigations arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

(Thousands)	2005	2004	2003
Operating Revenues
Natural Gas Distribution	$1,138,280	$928,902	$759,878
Energy Services	1,973,268	1,582,103	1,766,265
Retail and Other	36,900	22,698	20,413
Subtotal	3,148,448	2,533,703	2,546,556
Intersegment Revenues (1)	(186)	(96)	(3,691)
Total	$3,148,262	$2,533,607	$2,542,865
Depreciation and Amortization
Natural Gas Distribution	$32,905	$31,776	$31,192
Energy Services	253	204	189
Retail and Other	517	469	584
Total	$33,675	$32,449	$31,965
Operating Income
Natural Gas Distribution	$97,502	$98,823	$97,408
Energy Services	31,426	24,868	19,454
Retail and Other	9,440	3,527	2,975
Total	$138,368	$127,218	$119,837

(1)             Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s assets for the various business segments are detailed below:

(Thousands)	2005	2004
Assets at Year-End
Natural Gas Distribution	$1,581,758	$1,353,224
Energy Services	501,051	397,741
Retail and Other	127,019	104,635
Total	$2,209,828	$1,855,600

12. SELECTED QUARTERLY DATA (UNAUDITED)

A summary of financial data for each fiscal quarter of 2005 and 2004 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

(Thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Operating revenues	$853,988	$1,065,057	$544,280	$684,937
Operating income	$53,628	$88,295	$5,851	$(9,406)
Net income	$30,202	$51,665	$1,835	$(7,362)
Earnings per share
Basic	$1.09	$1.87	$.07	$(.27)
Diluted	$1.06	$1.84	$.07	$(.26)
2004
Operating revenues	$643,046	$1,037,661	$438,503	$414,397
Operating income	$42,247	$87,018	$5,072	$(7,119)
Net income	$24,378	$51,027	$1,554	$(5,385)
Earnings per share
Basic	$.89	$1.86	$.06	$(.19)
Diluted	$.87	$1.82	$.06	$(.19)

The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

New Jersey Resources
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period reported on in this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Report

The report of management required under this ITEM 9A is contained in ITEM 8 of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting”.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls in the quarter ended September 30, 2005.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources
Part III

Information for Items 10 through 14 of this report is incorporated herein by reference to the Company’s definitive proxy statement for the Annual Meeting of Shareowners to be held on January 25, 2006, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 20, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is certain information required by this item regarding the Registrant’s executive officers. Other information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2006 Annual Meeting, expected to be filed with the SEC on or about December 20, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Office (1)	Name	Age	First Elected an Officer
Chairman, President and Chief Executive Officer	Laurence M. Downes	48	1/86
Senior Vice President, General Counsel and Corporate Secretary	Oleta J. Harden	56	6/84
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	44	1/90
Senior Vice President, Corporate Affairs	Kathleen T. Ellis	52	12/04

(1)             All terms of office are one year.

There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as officers. The following is a brief account of their business experience during the past five years:

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

Kathleen T. Ellis
Senior Vice President, Corporate Affairs

Ms. Ellis has held the position of Senior Vice President, Corporate Affairs since December 2004. From December 2002 to November 2004, she held the position of Director of Communications for the Governor of the State of New Jersey, and from August 1998 to December 2002, she held the position of Manager of Communications and Director, State Governmental Affairs for Public Service Electric and Gas Company.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2006 Annual Meeting, expected to be filed with the SEC on or about December 20, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2006 Annual Meeting, expected to be filed with the SEC on or about December 20, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2006 Annual Meeting, expected to be filed with the SEC on or about December 20, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Registrant’s proxy statement for its 2006 Annual Meeting, expected to be filed with the SEC on or about December 20, 2005.

New Jersey Resources
Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.             Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2.             Financial Statement Schedules–See Index to Financial Statement Schedules on page 82.

(a) 3.             Exhibits–See Exhibit Index on page 85.

New Jersey Resources

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II–Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2005.	83

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 and 2003

(Thousands)
	BALANCE AT	ADDITIONS		BALANCE
	BEGINNING	CHARGED TO		AT END OF
CLASSIFICATION	OF YEAR	EXPENSE	OTHER (1)	YEAR
2005:
Allowance for Doubtful Accounts	$5,304	$6,128	$(6,135)	$5,297
2004:
Allowance for Doubtful Accounts	$5,635	$2,607	$(2,938)	$5,304
2003:
Allowance for Doubtful Accounts	$4,395	$3,019	$(1,779)	$5,635

Notes:                (1) Uncollectible accounts written off, less recoveries and changes to adjust reserve to appropriate level.

This Page Intentionally Left Blank.

New Jersey Resources

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date: November 29, 2005	By:/s/ GLENN C. LOCKWOOD
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Nov. 29, 2005	/s/ LAURENCE M. DOWNES	Nov. 29, 2005	/s/ DOROTHY K. LIGHT
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Dorothy K. Light Director
Nov. 29, 2005	/s/ GLENN C. LOCKWOOD	Nov. 29, 2005	/s/ J. TERRY STRANGE
	Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		J. Terry Strange Director
Nov. 29, 2005	/s/ NINA AVERSANO	Nov. 29, 2005	/s/ DAVID A. TRICE
	Nina Aversano Director		David A. Trice Director
Nov. 29, 2005	/s/ LAWRENCE R. CODEY	Nov. 29, 2005	/s/ WILLIAM H. TURNER
	Lawrence R. Codey Director		William H. Turner Director
Nov. 29, 2005	/s/ M. WILLIAM HOWARD, JR.	Nov. 29, 2005	/s/ GARY W. WOLF
	M. William Howard, Jr. Director		Gary W. Wolf Director
Nov. 29, 2005	/s/ ALFRED C. KOEPPE	Nov. 29, 2005	/s/ GEORGE R. ZOFFINGER
	Alfred C. Koeppe Director		George R. Zoffinger Director

New Jersey Resources

EXHIBIT INDEX

Previous Filing
Exhibit No.	Reg. S-K Item 601 Reference	Document Description	Registration Number	Exhibit
3-1	3	Restated Certificate of Incorporation of the Company, as amended	Note (8)	3-1
3-2		By-laws of the Company, as presently in effect	333-59013	5-1
4-1	4	Specimen Common Stock Certificates	33-21872	4-1
4-2		Indenture of Mortgage and Deed of Trust with Harris Trust and Savings Bank, as Trustee, dated April 1, 1952	2-9569	4(g)
4-2A		Twenty-Second Supplemental Indenture, dated as of October 1, 1993	Note (5)	4-2V
4-2B		Twenty-Fourth Supplemental Indenture, dated as of October 1, 1994	Note (6)	4-2X
4-2C		Twenty-Fifth Supplemental Indenture, dated as of July 15, 1995	Note (7)	4-2Y
4-2D		Twenty-Sixth Supplemental Indenture, dated as of October 1, 1995	Note (7)	4-2Z
4-2E		Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997	Note (9)	4-2J
4-2F		Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998	Note (10)	4-2K
4-2G		Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998	Note (10)	4-2L
4-2H		Thirtieth Supplemental Indenture, dated as of December 1, 2003	Note (15)	4-2J
4-2I		Thirty-First Supplemental Indenture, dated October 1, 2005 (filed herewith)
4-3		$225 million Credit Agreement by and among NJNG, PNC Bank, as agent, and the other parties named therein dated as of December 16, 2004	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004	4-1

New Jersey Resources

4-3A	First Amendment dated as of August 31, 2005, to the $225 million Credit Agreement by and among NJNG, PNC Bank, as agent, and other parties named therein dated as of December 14, 2004 (filed herewith)
4-3B

Second Amendment and Consent dated as of November 15, 2005, to the $225 million Credit Agreement by and among NJNG, PNC Bank and other parties named therein dated as of December 14, 2004 (filed herewith)

4-4	$275 million Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 14, 2004	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004	4-2
4-4A	First Amendment dated as of November 15, 2005, to the $275 million Credit Agreement by and among NJR, PNC Bank and other parties named therein dated as of December 14, 2004 (filed herewith)
4-5	$20 million Revolving Credit Agreement between NJR and Citizens Bank dated November 12, 2004	The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004	4-3
4-6	$60 million note purchase agreement by and among NJNG and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	4-1

New Jersey Resources

4-7		$25 million note purchase agreement by and among NJR and J.P. Morgan Securities Inc., as placement agent, dated March 15, 2004 (without exhibits)	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	4-2
4-10		Shareholder Rights Plan	The Company’s Form 8-K filed on August 2, 1996
10-2	10	Retirement Plan for Represented Employees, as amended October 1, 1984	2-73181	10(f)
10-3		Retirement Plan for Non-Represented Employees, as amended October 1, 1985	2-73181	10(g)
10-4		Supplemental Retirement Plans covering all Executive Officers as described in the Registrant’s definitive proxy statement incorporated herein by reference	Note (1)	10-9
10-5		Agreements between NJNG and Texas Eastern Transmission Company	Note (8)	10-5
10-5A		Dated June 21, 1995	Note (8)	10-5A
10-5B		Dated June 21, 1995	Note (8)	10-5B
10-5C		Dated November 15, 1995	Note (8)	10-5C
10-6		Officer Incentive Plan effective as of October 1, 1986	Note (8)	10-6
10-7		Lease Agreement between NJNG as Lessee and State Street Bank and Trust Company of Connecticut, National Association as Lessor for NJNG’s Headquarters Building dated December 21, 1995	Note (8)	10-7
10-10		Long-Term Incentive Compensation Plan as amended	Company’s proxy statement on Schedule 14A for the 1996 Annual Meeting
10-12		Employment Continuation Agreement of Laurence M. Downes dated June 5, 1996	Note (8)	10-12

New Jersey Resources

10-12A		Amendment dated as of December 1, 1997	Note (9)	10-12A
10-12B		Revised Schedule of Officer Employee Continuation Agreements	Note (9)	10-12B
10-13		Agreements between NJNG and Alberta Northeast Gas Limited, dated February 7, 1991	Note (4)	10-13
10-14		Agreement between NJNG and Iroquois Gas Transmission System, L.P., dated February 7, 1991	Note (4)	10-14
10-15		Agreements between NJNG and CNG Transmission Corporation	Note (8)	10-15
10-15A		Dated December 1, 1993	Note (8)	10-15A
10-15B		Dated December 1, 1993, as amended December 21, 1995	Note (8)	10-15B
21-1	21	Subsidiaries of the Registrant (filed herewith)
23-1	23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1		Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act* (filed herewith)
32.2		Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act* (filed herewith)

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

This Page Intentionally Left Blank.

This Page Intentionally Left Blank.