Form 10-Q
period 2005-12-31
NEW JERSEY RESOURCES CORP
filed 2006-02-07
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
YES: ☑                 No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).
YES: ☑                 No: ☐
     The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2006 was 27,618,779.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantative and Qualitative Disclosures about Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.
     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2006 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather, economic conditions and demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices and its impact on customer usage, the impact of the Company’s risk management efforts, including commercial and wholesale credit risks, the impact of regulation (including the regulation of rates), fluctuations in energy-related commodity prices, conversion activity, other marketing efforts, actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the disallowance of recovery of environmental-related expenditures and other regulatory changes, environmental and other litigation and other uncertainties.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2005
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-4.1: METER SALES LEASEBACK AGREEMENT
EX-10.2: FORM OF RESTRICTED STOCK AGREEMENT
EX-10.2: FORM OF STOCK OPTION AWARD AGREEMENT
EX-10.4: FORM OF PERFORMANCE UNIT GRANT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share data)
Three Months Ended December 31,	2005	2004

OPERATING REVENUES	$1,164,576	$853,988

OPERATING EXPENSES
Gas purchases	1,038,475	738,426
Operation and maintenance	27,731	28,663
Regulatory rider expenses	9,458	9,128
Depreciation and amortization	8,576	8,359
Energy and other taxes	18,667	15,784

Total operating expenses	1,102,907	800,360

OPERATING INCOME	61,669	53,628
Other income	1,642	1,684
Interest charges, net	6,483	5,350

INCOME BEFORE INCOME TAXES	56,828	49,962
Income tax provision	22,564	19,760

NET INCOME	$34,264	$30,202

EARNINGS PER COMMON SHARE
BASIC	$1.24	$1.09
DILUTED	$1.23	$1.06

DIVIDENDS PER COMMON SHARE	$.36	$.34

AVERAGE SHARES OUTSTANDING
BASIC	27,550	27,797
DILUTED	27,960	28,391

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Three Months Ended December 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,264	$30,202
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	8,576	8,359
Amortization of deferred charges	75	451
Deferred income taxes	(2,867)	3,562
Manufactured gas plant remediation costs	(13,380)	(2,495)
Gain on asset sale	—	(10,096)
Changes in:
Working capital	(207,555)	(53,874)
Other noncurrent assets	13,954	(2,835)
Other noncurrent liabilities	(1,346)	4,256

Cash flows used in operating activities	(168,279)	(22,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	4,048	5,745
Proceeds from long-term debt	35,800	—
Proceeds from sale-leaseback transaction	4,090	4,904
Purchases of treasury stock	(10,723)	—
Payments of long-term debt	(21,462)	(25,556)
Payments of common stock dividends	(9,366)	(9,016)
Net proceeds from short-term debt	174,100	30,300

Cash flows from financing activities	176,487	6,377

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(11,678)	(14,596)
Real estate properties and other	(84)	—
Cost of removal	(777)	(837)
(Investment in) withdrawal from restricted cash construction fund	(12,500)	6,300
Proceeds from asset sale	—	30,629

Cash flows (used in) from investing activities	(25,039)	21,496

Change in cash and temporary investments	(16,831)	5,403
Cash and temporary investments at September 30,	25,008	5,043

Cash and temporary investments at December 31,	$8,177	$10,446

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(249,995)	$(267,059)
Inventories	(44,572)	11,496
Underrecovered gas costs	18,278	10,501
Gas purchases payable	66,444	148,207
Prepaid and accrued taxes, net	24,301	19,530
Accounts payable and other	(17,373)	(8,401)
Restricted broker margin accounts	(7,076)	15,151
Other current assets	(1,168)	5,171
Other current liabilities	3,606	11,530

Total	$(207,555)	$(53,874)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$6,334	$5,511
Income taxes	$16,853	$11,710

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,206,837	$1,197,418	$1,163,877
Real estate properties and other, at cost	24,424	24,340	24,490

	1,231,261	1,221,758	1,188,367
Accumulated depreciation and amortization	(320,116)	(316,628)	(297,827)

Property, plant and equipment, net	911,145	905,130	890,540

CURRENT ASSETS
Cash and temporary investments	8,177	25,008	10,446
Customer accounts receivable	411,658	235,338	376,805
Unbilled revenues	84,400	10,207	46,594
Allowance for doubtful accounts	(5,815)	(5,297)	(5,744)
Regulatory assets	16,618	34,904	59,793
Gas in storage, at average cost	318,469	254,909	262,728
Materials and supplies, at average cost	3,669	3,857	4,162
Prepaid state taxes	6,045	24,020	—
Derivatives	191,484	359,540	74,777
Restricted broker margin accounts	5,252	—	23,109
Other	13,265	10,304	14,477

Total current assets	1,053,222	952,790	867,147

NONCURRENT ASSETS
Equity investments	27,256	27,649	19,445
Regulatory assets	243,975	231,366	229,187
Derivatives	59,726	70,777	27,002
Restricted cash construction fund	12,500	—	1,500
Other	23,299	22,116	41,836

Total noncurrent assets	366,756	351,908	318,970

Total assets	$2,331,123	$2,209,828	$2,076,657

See Notes to Condensed Unaudited Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES (Unaudited)

	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004

CAPITALIZATION
Common stock equity	$526,147	$438,052	$503,967
Long-term debt	335,415	317,204	319,871

Total capitalization	861,562	755,256	823,838

CURRENT LIABILITIES
Current maturities of long-term debt	3,470	3,253	3,100
Short-term debt	348,200	174,100	290,000
Gas purchases payable	367,430	300,986	359,075
Accounts payable and other	35,364	54,683	35,128
Dividends payable	9,919	9,366	9,471
Accrued taxes	24,190	25,429	33,046
Clean energy program	6,953	6,078	5,899
Derivatives	156,687	377,928	62,090
Restricted broker margin accounts	—	1,824	—
Customers’ credit balances and deposits	26,215	22,609	26,494

Total current liabilities	978,428	976,256	824,303

NONCURRENT LIABILITIES
Deferred income taxes	158,331	104,809	152,545
Deferred investment tax credits	8,077	8,157	8,398
Deferred revenue	10,725	10,898	11,417
Derivatives	101,549	107,883	33,164
Manufactured gas plant remediation	93,920	93,920	92,880
Clean energy program	16,867	18,612	23,018
Postretirement employee benefit liability	7,406	5,867	12,970
Regulatory liabilities	84,474	118,147	82,056
Other	9,784	10,023	12,068

Total noncurrent liabilities	491,133	478,316	428,516

Total capitalization and liabilities	$2,331,123	$2,209,828	$2,076,657

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Thousands)
Three Months Ended December 31,	2005	2004

Net income	$34,264	$30,202

Other comprehensive income:

Net change in fair value of equity investments, net of tax of $22 and $(277)	(33)	401

Net change in fair value of derivatives, net of tax of $(47,369) and $(389)	68,590	565

Other comprehensive income	68,557	966

Comprehensive income	$102,821	$31,168

See Notes to Condensed Unaudited Consolidated Financial Statements

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     The condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2005, balance sheet data is derived from the audited financial statements of New Jersey Resources (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2005 Annual Report on Form 10-K.
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
3. NEW ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123 R. In addition, SFAS 123 R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002 at the fair value of the options at date of grant. The Company determines the fair value of the options using the Black Scholes method or other models as appropriate. Unvested awards granted previous to October 1, 2002 that will now be expensed under SFAS 123R are immaterial to the financial statements (See Note 7. Earnings Per Share for a reconciliation of the as reported and pro forma net income for the three months ended December 31, 2004 for options granted prior to October 1, 2002, which were accounted for under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock issued to Employees” (APB25)). The Company adopted SFAS 123R, effective October 1, 2005, and the adoption did not have a material impact on its financial condition, results of operations or cash flows. The cost of share-based compensation charged to income was $88,000 and $163,000; net of tax, for the three months ended December 31, 2005 and 2004, respectively. Cash received for options exercised under all share-based payment arrangements was $4.8 million and $1.6 million for three months ended December 31, 2005 and 2004, respectively. The tax-benefit associated with the options exercised under share-based payment arrangements was $1.5 million and $432,000 for the three months ended December 31, 2005 and 2004, respectively.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” and certain recognition and valuation issues associated with them. Conditional asset retirement obligations refer to a legal obligation to perform an asset retirement activity, in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the entity. The Company is currently evaluating the impact that the adoption of FIN 47 will have on its financial statement.

4. REGULATORY ASSETS AND LIABILITIES
     Regulatory assets on the Consolidated Balance Sheets include the following:

	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004	Recovery Period

Regulatory assets–current
Underrecovered gas costs	$18,771	$37,049	$59,004	Less than one year (1)
Weather-normalization clause (WNC)	(2,153)	(2,145)	789	Less than one year (4)

Total	$16,618	$34,904	$59,793

Regulatory assets–noncurrent
Remediation costs (Notes 6 and 13)
Expended, net	$84,298	$86,912	$56,662	(2)
Liability for future expenditures	93,920	93,920	92,880	(3)
Deferred income taxes	12,782	12,901	13,437	Various
Derivatives (Note 9)	17,180	—	25,176	Through Oct. 2010 (5)
Postretirement benefit costs (Note 11)	2,343	2,418	2,644	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	33,452	35,215	38,388	Various (6)

Total	$243,975	$231,366	$229,187

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for $6.4 million that was recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also net of estimated future insurance proceeds of $10 million at December 31, 2005 and September 30, 2005 and $20.3 million at December 31, 2004.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13. Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval, without interest.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS), without interest.

(6)	Recoverable with interest, subject to BPU approval.
     If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.
     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004

Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$78,524	$77,067	$76,136
Market development fund (2)	5,950	5,945	5,920
Derivatives	—	35,135	—

Total	$84,474	$118,147	$82,056

(1)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(2)	The Market Development Fund, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives.

5. CAPITALIZED AND DEFERRED INTEREST
     The Company’s capitalized interest totaled $261,000 and $121,000 for the three months ended December 31, 2005 and 2004, respectively, at average interest rates of 3.91 percent and 1.85 percent, respectively. These amounts are included in Utility plant on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.
     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 6. Legal and Regulatory Proceedings.) Accordingly, Other income included $515,000 and $548,000 of interest related to underrecovered remediation and underrecovered gas costs for the three months ended December 31, 2005 and 2004, respectively.
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
     On January 25, 2006, NJNG filed to implement a $25 million BGSS-related credit that will lower customer’s bills over a two-month period. This credit was possible due primarily to a decline in wholesale commodity costs since its November 10, 2005 BGSS filing.

     On November 10, 2005, NJNG filed for a 23.2 percent price increase, which was provisionally approved and became effective on December 14, 2005. This increase was necessary due to higher wholesale commodity costs and is subject to refund with interest.
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
     On October 22, 2003, the BPU approved a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Program results of the initial year were reviewed with the BPU in January 2005, and no modifications were made to the program at that time. NJNG’s June 1, 2005, BGSS filing requested an additional one-year extension of the current BGSS-related incentive programs. In January 2006, the parties to the BGSS proceeding reached an agreement to extend the existing incentives programs through October 31, 2007, subject to BPU approval.
     c. Other Adjustment Clauses
     On December 5, 2005, NJNG filed a Conservation and Usage Adjustment proposal (CUA) with the BPU. The intent of the proposal is to decouple the link between customer usage and NJNG’ gross margin to allow NJNG to aggressively encourage customers to use less energy. Under the proposal, the WNC would be replaced with a CUA mechanism, which is designed to recover gross margin variations related to both weather and usage. The CUA also includes programs designed to further customer conservation efforts.
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

     In December 2004, the BPU approved regulations modifying main extension regulations and creating a Targeted Revitalization Infrastructure Program (TRIP). In an effort to promote the State’s Smart Growth initiative, the changes to the regulations require that natural gas service extensions for structures built after March 2005, in areas not designated for growth by the State cannot be funded by the state’s utilities. There is an exemption for conversions to natural gas from alternate heating sources, as well as for construction or expansion deemed to be in the public interest. The TRIP provides a recovery mechanism for certain infrastructure investment made in approved redevelopment zones. On August 17, 2005, NJNG and the city of Asbury Park filed a joint TRIP proposal, seeking BPU approval for a pilot program through which recovery will be sought for infrastructure investments made in the recently approved Waterfront Redevelopment area in Asbury Park.
     On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to Manufactured Gas Plant (MGP) expenditures incurred through June 30, 2002. On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004 and proposed to maintain the same recovery rate. In January 2006, the parties reached an agreement resolving this case and maintaining the existing recovery rate. Based on that agreement, a fully executed stipulation has been forwarded to the BPU for its approval. On September 30, 2005, NJNG updated information regarding expenditures related to MGP, incurred through June 30, 2005. (See Note 13. Commitments and Contingent Liabilities in the accompanying Financial Statements.)
     On December 23, 2004, the BPU issued a decision establishing the statewide Clean Energy funding amount for the period from 2005 to 2008. NJNG’s obligation to the State of New Jersey, which is recoverable from customers through the SBC, gradually increases from $5.9 million in fiscal 2005 to $9.9 million in fiscal 2008. As a result, at December 31, 2005, NJNG has a remaining liability of $23.8 million and a corresponding Regulatory asset included in SBC at December 31, 2005. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of Clean Energy programs for measures installed prior to December 31, 2003. As of September 30, 2005, NJNG recorded $1 million of revenue related to this program and has sought recovery of such revenue in its September 30, 2005 SBC filing. NJNG also filed the results of the WNC in fiscal 2005, on September 30, 2005, which seeks to apply a $2.1 million refund to other clauses within the SBC that are currently underrecovered.
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
     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. In January 2006, the parties reached an agreement resolving this case and maintaining the existing recovery rate. Based on that agreement, a fully executed Stipulation has been forwarded to the BPU for its approval. On September 30, 2005, as part of the SBC filing, NJNG filed updated information regarding expenditures to SBC programs and activities, including MGP expenditures through June 30, 2005. While the SBC filing maintained the same rate, the filing proposed to reduce the portion related to the remediation rider recovery to $11.6 million of annual expenditures. As of December 31, 2005, $84.3 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4. Regulatory Assets and Liabilities and Note 13. Commitments and Contingent Liabilities.)
     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCN-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. In July 1996, the complaint was amended to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending October 2004. In January 2006, NJNG reached a settlement of all claims with Kaiser-Nelson, which included a cash payment that has been received by NJNG and credited to the remediation rider. Consequently, NJNG has now dismissed or reached a settlement with all of its insurance carriers who provided comprehensive general liability coverage to NJNG in connection with the MGP sites.
     NJNG is presently investigating the potential settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the remediation rider.

     e. Long Branch MGP Site Litigation
     Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort Case #268, Master Docket #BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions, consent orders and stipulations to dismiss, as of October 2005, there were 293 active cases in this matter (exclusive of the five pro se matters discussed below).
     Among other things, the complaints alleged personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey. The relief sought included compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages and punitive damages.
     JCP&L and FirstEnergy made a demand upon NJNG and NJR for indemnification pursuant to the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the terms of the indemnity agreement.
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
     In October 2005, NJNG reached a confidential settlement with the plaintiffs, subject to court approval with respect to certain cases. The settlement agreement was finalized and approved by the court in December 2005.
     Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, subject to BPU approval, through the remediation rider.
     Five pro se matters were filed in the Mass Tort Litigation, which restated the claims described above. These actions were filed much later than the cases noted above and were placed on separate case schedules for discovery and trial purposes. In November 2005, one of the five cases was dismissed. In January 2006, NJNG filed motions to dismiss these remaining cases. In addition, another pro se complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County, Docket # BER-L-394-06. NJNG will vigorously defend the allegations set forth in the complaint, as it believes them to be meritless. Additionally, although NJNG has not received any more complaints, NJNG understands that several additional pro se claims may have been filed with the Superior Court, Law Division, Bergen County. If and when NJNG receives these complaints, it will review them and vigorously defend them as well.
     No assurance can be given as to the ultimate outcome of these matters or the impact on the Company’s financial condition, results of operations or cash flows.

     f. Kemper Insurance Company Litigation
     In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County (Court), Docket # OCN-L-3100-4. The case is under active case management. Kemper provided Environmental Response Compensation and Liability Insurance Policies (ERCLIP) together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In fiscal 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois Department of Insurance has approved Kemper’s runoff plan. In October 2005, NJNG applied to the Court for an order requiring Kemper to deposit the policy limits with the court in light of the uncertainty surrounding Kemper’s finances. In January 2006, the Court concluded that, for the time being, Kemper has the ability to pay NJNG up to the policy limits and accordingly, the Court denied NJNG’s application. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations will be recoverable, with BPU approval, through the remediation rider.
     In December 2005, NJNG filed a complaint against Kemper, its current officers and directors and some of its former officers and directors for fraud in connection with the issuance of the cost containment and ERCLIP policies. That complaint was filed in Superior Court of New Jersey, Law Division, Ocean County, Docket # OCD-L-3100-4.
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
7. EARNINGS PER SHARE
     Diluted Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 410,170 and 593,258 for the three months ended December 31, 2005 and 2004, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.
     Pro Forma Net Income and EPS Disclosure for Stock-Based Compensation Accounted for Under APB 25
     In October 2002, the Company adopted the fair value method of recording stock-based compensation under SFAS 123. The Company adopted the prospective application of SFAS 123 for options granted after October 1, 2002, the cost of which is expensed through the income statement based on the fair value of the award at the grant date. In December 2002, the FASB issued SFAS 148, which provides implementation guidance for the adoption of SFAS 123. The Company has complied with the guidelines of SFAS 148 with respect to the adoption and disclosure of SFAS 123.

     The following is a reconciliation of the as reported and pro forma net income for the three months ended December 31, 2004, for options granted prior to October 1, 2002, which are accounted for under APB 25. Beginning October 1, 2005, all options are being expensed under SFAS 123R (See Note 3).

(Thousands)
Three Months Ended December 31,	2004

Net income, as reported	$30,202
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	77
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(141)

Pro forma net income	$30,138

Three Months Ended December 31,	2004

Earnings Per Share:

Basic–as reported	$1.09
Basic–pro forma	$1.08
Diluted–as reported	$1.06
Diluted–pro forma	$1.06

8. LONG- AND SHORT-TERM DEBT AND RESTRICTED CASH-CONSTRUCTION FUND
     In December 2004, NJR entered into a $275 million committed credit facility with several banks with a 3-year term expiring in December 2007, which replaced a $200 million credit facility. In November 2005, NJR amended the facility to increase it to $325 million. This facility provides liquidity to meet the working capital and external debt-financing requirements of NJR and its unregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR facilities.
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
     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.
     As of December 31, 2005, NJNG had an $84 million letter of credit outstanding, which will expire on June 30, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.
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
     Under an agreement that it entered into with a financing company in 2002, NJNG received $4.1 million and $4.9 million in December 2005 and 2004, respectively, in connection with the sale-leaseback of a portion of its meters. These leases are accounted for as capital leases. NJNG plans to continue the sale-leaseback meter program on an annual basis.
     In October 2005, NJNG entered into a loan agreement under which the Economic Development Authority (EDA) loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds, and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040.
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

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and over-the-counter swap agreements. NJNG’s recovery of natural gas costs is governed by the BGSS, but to hedge against price fluctuations, NJNG utilizes futures, options and swaps through its corporate financial risk management program. NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. NJR Energy has hedged a long-term fixed-price contract to sell natural gas. NJR Energy has entered into several swap agreements to hedge fixed-price gas sale contracts (Gas Sale Contracts) to an energy marketing company. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above. The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, which will reduce or increase gas costs as the underlying physical transaction occurs. These cash flow hedges cover various periods of time ranging from February 2006 to October 2010.
     The following table reflects the changes in the net fair market value of commodity derivatives from September 30, 2005, to December 31, 2005:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	December 31,
(Thousands)	2005	Market Value	Settled	2005

NJNG	$35,135	$(85,537)	$(33,221)	$(17,181)
NJRES	(155,029)	129,732	26,631	(51,928)
NJR Energy	63,745	(8,455)	(6,081)	61,371

Total	$(56,149)	$35,740	$(12,671)	$(7,738)

     There were no changes in methods of valuations during the quarter ended December 31, 2005.
     The following is a summary of fair market value of commodity derivatives at December 31, 2005, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2006	2007	2008-2010	2010	Fair Value

Price based on NYMEX	$7,939	$(18,669)	$(61,234)	$(885)	$(72,849)
Price based on over-the-counter published quotations	12,693	17,067	34,788	563	65,111

Total	$20,632	$(1,602)	$(26,446)	$(322)	$(7,738)

     The following is a summary of commodity derivatives by type as of December 31, 2005:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	(3.7)	$5.30-$12.44	$46,581
	Options	3.0	$7.50-$ 8.00	133
	Swaps	2.5	$2.92-$ 4.41	(63,895)

NJRES	Futures	(12.6)	$6.07-$15.40	(50,799)
	Swaps	(29.4)	$2.35-$ 4.15	(1,129)

NJR Energy	Swaps	12.3	$2.92-$ 4.41	61,371

Total				$(7,738)

10. BUSINESS SEGMENT DATA
     Information related to the Company’s various business segments, excluding capital expenditures, which are presented in the Consolidated Statements of Cash Flows, is detailed below.
     The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investment and other corporate activities.

(Thousands)
Three Months Ended December 31,	2005	2004

Operating Revenues
Natural Gas Distribution	$394,346	$320,470
Energy Services	763,195	516,871
Retail and Other	7,103	16,671

Subtotal	1,164,644	854,012
Intersegment revenues (1)	(68)	(24)

Total	$1,164,576	$853,988

Operating Income
Natural Gas Distribution	$33,447	$31,796
Energy Services	27,101	12,162
Retail and Other	1,121	9,670

Total	$61,669	$53,628

Net Income
Natural Gas Distribution	$18,683	$17,833
Energy Services	14,897	6,560
Retail and Other	684	5,809

Total	$34,264	$30,202

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.
     The Company’s assets for the various business segments are detailed below:

	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004

Assets at Period-End
Natural Gas Distribution	$1,538,097	$1,581,758	$1,480,963
Energy Services	670,217	501,051	505,207
Retail and Other	122,809	127,019	90,487

Total	$2,331,123	$2,209,828	$2,076,657

11. EMPLOYEE BENEFIT PLANS
     Pension and Other Postretirement Benefit Plans
     The Company has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, are covered by an enhanced defined contribution plan instead of the defined benefit plan.
     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.

     The components of the qualified plans net pension cost were as follows:

(Thousands)	Pension		OPEB
Three Months Ended December 31,	2005	2004	2005	2004

Service cost	$751	$677	$380	$324
Interest cost	1,408	1,324	615	545
Expected return on plan assets	(1,782)	(1,596)	(458)	(425)
Prior service cost amortization	21	28	19	20
Transition obligation amortization	—	—	89	89
Recognized actuarial loss	433	257	206	171
Net initial obligation	(3)	(28)	—	—

Recognized net periodic cost	$828	$662	$851	$724

     In fiscal 2006, the Company has no minimum pension funding requirements. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.
12. COMPREHENSIVE INCOME
     The amounts included in Other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at December 31, 2005, $31.3 million is expected to be recorded as an increase to natural gas costs for the remainder of fiscal 2006. For the three months ended December 31, 2005 and 2004, respectively, $20.6 million and $21.5 million were charged to natural gas costs.
13. COMMITMENTS AND CONTINGENT LIABILITIES
     Cash Commitments
     NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $103 million at current contract rates and volumes, which are recovered through the BGSS.
     As of December 31, 2005, there were NJR guarantees covering approximately $323 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet.
     NJNG’s capital expenditures are estimated at $54 million for the remainder of fiscal 2006 and $64 million in fiscal 2007 and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking. The Company’s future minimum lease payments under various operating leases are less than $3.1 million annually for the next five years and $595,000 in the aggregate for all years thereafter.
     Manufactured Gas Plant Remediation
     NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2005, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of its potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from $93.9 million to $162.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $93.9 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income.
14. OTHER
     At December 31, 2005, there were 27,554,773 shares of common stock outstanding and the book value per share was $19.10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2005
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

(Thousands) (unaudited)
Three Months Ended December 31,	2005		2004

Net Income
Natural Gas Distribution	$18,683	55%	$17,833	59%
Energy Services	14,897	43	6,560	22
Retail and Other	684	2	5,809	19

Total	$34,264	100%	$30,202	100%

(Thousands)
As of December 31,	2005		2004

Assets
Natural Gas Distribution	$1,538,097	66%	$1,480,963	71%
Energy Services	670,217	29	505,207	24
Retail and Other	122,809	5	90,487	5

Total	$2,331,123	100%	$2,076,657	100%

     Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal for more than 12 years through several key initiatives including:
•	Managing its customer growth, which is expected to total about 2.3 percent annually.

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2006, with a signed Stipulation, subject to BPU approval, extending the program through October 31, 2007.

•	Reducing the impact of weather on NJNG’s earnings through an updated weather-normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving its cost structure through various productivity initiatives.
     As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets,

pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6.–Legal and Regulatory Proceedings–Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.
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
     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. The impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, however, lower customer usage per degree day is not captured by the WNC. NJNG has experienced lower customer usage per degree day, which it believes is due primarily to an increase in natural gas commodity costs. In order to reduce the impact of the reduction in customer usage, in December 2005, NJNG filed with the BPU, a Conservation and Usage Adjustment proposal (CUA) to decouple the link between customer usage and NJNG’s gross margin. The CUA also includes programs designed to further customer conservation efforts.
     NJNG’s operating expenses are heavily influenced by labor costs, a large component of which are covered by a collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.
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
     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, the WNC and the New Jersey Clean Energy Program, are also subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost and carrying costs would be charged to income in the period of such determination.
     Derivatives
     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of December 31, 2005.
     The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.
     In providing its regulated service and unregulated wholesale energy services, NJNG and NJRES, respectively, enter into physical contracts to buy and sell natural gas. These contracts qualify as normal purchases and sales under SFAS 133, in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJNG and NJRES over a reasonable period of time in the normal course of business. Accordingly, NJNG and NJRES account for these contracts under settlement accounting.
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
     Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of December 31, 2005, $84.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at December 31, 2005, are $93.9 million of accrued future remediation costs.
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
     NJR’s postretirement employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed income investments, with a targeted allocation of 52 percent, 18 percent and 30 percent, respectively. Fluctuations in actual market returns as well as changes in interest rates may result in increased or decreased postretirement employee benefit costs in future periods. Postretirement employee benefit expenses are included in Operations and Maintenance expense on the Consolidated Statements of Income.

Results of Operations
     Net income for the quarter ended December 31, 2005, increased by 13.5 percent to $34.3 million, compared with $30.2 million for the same period last year. Basic earnings per share (EPS) increased by 14 percent to $1.24, compared with $1.09 last year. Diluted EPS increased 16 percent to $1.23, compared with $1.06 last year.
     The earnings for the three months ended December 31, 2004, included a gain of $.21 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings were $.93 per basic share and $.91 per diluted share.
     Provided below is a reconciliation of as reported and as adjusted information for Net Income and basic and diluted earnings per share for the three months ended December 31, 2004. This reconciliation reflects the impact of the gain on sale of a commercial office building and a charge related to an early retirement program for officers. Management believes that this reconciliation is needed due to the unusual nature of these two items and that they were not indicative of core results. It also provides for a more consistent comparison with this years results.

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

*Amount does not foot due to rounding.
Natural Gas Distribution Operations
     NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 465,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to manage its growth without filing traditional base rate cases in order to provide competitive prices to its customers.
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
     NJNG’s financial results are summarized as follows:

(Thousands) (unaudited)
For the Three Months Ended December 31,	2005	2004

Operating revenues	$394,346	$320,470

Gross margin
Residential and commercial	$52,669	$52,456
Transportation	6,382	6,645

Total firm gross margin	59,051	59,101
Incentive programs	3,114	1,570
Interruptible	306	307

Total gross margin	62,471	60,978
Operation and maintenance expense	19,867	20,229
Depreciation and amortization	8,423	8,117
Other taxes not reflected in gross margin	734	836

Operating income	$33,447	$31,796

Other income	$825	$826

Interest charges, net	$3,784	$3,632

Net income	$18,683	$17,833

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
     NJNG’s operating revenues increased by 23 percent to $394 million, and gas purchases increased by 29 percent to $305 million for the three months ended December 31, 2005, compared with the same period last year. The increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $17.3 million and $14.4 million for the three months ended December 31, 2005 and 2004, respectively. The increase in sales tax and TEFA is due primarily to the corresponding increase in revenues. Regulatory rider expenses totaled $9.5 million and $9.1 million for the three months ended December 31, 2005 and 2004, respectively. The increase in regulatory rider expenses is due primarily to higher rates associated with the remediation and Clean Energy riders.
Firm Gross Margin
     Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The WNC does not, however, reflect reduction in the customers’ usage from the assumed levels in the WNC. The weather for the three months ended December 31, 2005, was 1.6 percent warmer than normal, which resulted in no deferral or accrual under the WNC.
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
     Total firm gross margin decreased by $50,000, or less than 1 percent, for the three months ended December 31, 2005, compared with the same period last year. This decrease was due primarily to a reduction in usage per degree day, which offset customer growth. Management believes that the reduction in usage per degree day was due primarily to an increase in commodity costs which resulted in increased consumer conservation.
     Gross margin from sales to residential and commercial customers increased by $213,000, or less than 1 percent, for the three months ended December 31, 2005, compared with the same period last year. Sales to residential and commercial customers were 16.4 billion cubic feet (Bcf) for the three months ended December 31, 2005, compared with 15.9 Bcf for the same period last year. The relatively small change in gross margin and sales was due primarily to the lower usage per degree day, offsetting customer growth, as discussed above.
     Gross margin from transportation service decreased $263,000, or 4 percent, for the three months ended December 31, 2005, compared with the same period last year. NJNG transported 2.6 Bcf for the three months ended December 31, 2005, compared with 2.4 Bcf the same period last year. The decrease in transportation margin was primarily due to lower usage per degree day discussed above. The increase in sales was due primarily to a large customer switching from interruptible to firm transportation service.
     NJNG had 9,760 and 12,271 residential customers and 3,620 and 3,752 commercial customers using its transportation service at December 31, 2005 and 2004, respectively. The decrease in transportation customers was due primarily to a decrease in third-party marketing efforts in NJNG’s service territory.
     In fiscal 2006, NJNG currently expects to add approximately 10,600 new customers and convert an additional 950 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.3 percent and result in an estimated sales increase of approximately 1.8 Bcf annually, assuming normal weather and average use. It is believed that this growth would increase gross margin under present base rates by approximately $5.4 million annually. These growth expectations are based upon management’s review of local planning board data, recent market research performed by third parties, builder surveys and studies of population growth rates in NJNG’s service territory. However, future sales will be affected by the weather, actual energy usage patterns of NJNG’s customers, economic conditions in NJNG’s service territory, conversion and conservation activity, the impact of changing from a regulated to a competitive environment, changes in state regulation and other marketing efforts, as has been the case in prior years.
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
     NJNG’s June 1, 2005, BGSS filing requested an additional one-year extension of the current BGSS-related incentive programs. The parties to the BGSS proceeding have reached an agreement to extend the existing incentives through October 31, 2007, subject to BPU approval.
     NJNG’s incentive programs totaled 10.2 Bcf and generated $3.1 million of gross margin for the three months ended December 31, 2005, compared with 14.5 Bcf and $1.6 million of gross margin, for the same period last year. The increase in gross margin was due primarily to the off-system sales and the storage incentive programs, which both benefited from additional volatility in the wholesale energy market.
Interruptible
     NJNG serves 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 5.8 percent and 7.3 percent of total throughput for the three months ended December 31, 2005 and 2004, respectively, they accounted for less than 1 percent of the total gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and

95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .1 Bcf and .3 Bcf, for the three months ended December 31, 2005 and 2004, respectively. In addition, NJNG transported 1.7 Bcf and 2.3 Bcf for the three months ended December 31, 2005 and 2004, respectively, for its interruptible customers.
Operation and Maintenance Expense
     Operation and maintenance (O&M) expense decreased by $362,000, or 1.8 percent, for the three months ended December 31, 2005, compared with the same period last year, due primarily to last year’s results including NJNG’s portion of costs associated with an early officer’s retirement program, which more than offset higher bad debt and fringe benefit costs.
Operating Income
     Operating income increased by $1.7 million, or 5.2 percent, for the three months ended December 31, 2005, compared with the same period last year due primarily to the $1.5 million increase in gross margin from incentive programs discussed above.
Net Income
     Net income increased $850,000, or 4.8 percent, for the three months ended December 31, 2005, compared with the same period last year due primarily to higher gross margin from incentive programs, discussed above.
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
     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast Gulf Coast, Mid-Continent, Appalachia and Eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and markets to which it has access to find the most profitable alternative to serve its various markets. This enables NJRES to capture geographic pricing differences across these various markets as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs.
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
     NJRES’ financial results are summarized as follows:

(Thousands) (unaudited)
Three Months Ended December 31,	2005	2004

Operating revenues	$763,195	$516,871
Gas purchases	733,343	502,449

Gross margin	29,852	14,422
Operation and maintenance expense	2,518	2,152
Depreciation and amortization	52	54
Other taxes	181	54

Operating income	$27,101	$12,162

Net income	$14,897	$6,560

     NJRES’ operating revenues and gas purchases increased by $246 million, or 47.7 percent, and by $231 million, or 46 percent, for the three months ended December 31, 2005, respectively, compared with the same period last year. The increases were due primarily to higher natural gas prices. Natural gas sold and managed by NJRES totaled 57.5 Bcf for the three months ended December 31, 2005, compared with 69.7 Bcf in the same period last year. The decrease in natural gas sold and managed is due primarily to market conditions and utilization of portfolio assets.
     NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs. NJRES’ gross margin increased $15.4 million, or 107 percent, operating income increased by $14.9 million, or 123 percent and net income increased by $8.3 million or 127 percent. These increases for the three months ended December 31, 2005, compared with the same period last year, were due primarily to NJRES’ ability to take advantage of the increased volatility and unique pricing differentials between geographic regions, incurred in the aftermath of hurricanes Katrina and Rita. NJRES has also developed a diverse portfolio of pipeline capacity and the ability to take advantage of price differentials between locations.
     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the three months are not expected to be an indication of the results for the fiscal year.
Retail and Other Operations
     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 141,000 customers; CR&R, which holds and develops commercial real estate and NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois).

     The consolidated financial results of Retail and Other are summarized as follows:

(Thousands) (unaudited)
Three Months Ended December 31,	2005	2004

Operating revenues	$7,103	$16,671

Other income	$654	$692

Net income	$684	$5,809

     Retail and Other Operating revenue decreased by $9.6 million, or 57 percent, Net income decreased by $5.1 million for the three months ended December 31, 2005, compared with the same period last year, due primarily to the inclusion in fiscal 2005 of a $10.1 million pre-tax ($6 million after-tax) gain on the sale of a commercial office building.
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
     NJR’s consolidated capital structure was as follows:

	December 31,	September 30,	December 31,
(Thousands)	2005	2005	2004

Common stock equity	43%	47%	45%
Long-term debt	28	34	29
Short-term debt	29	19	26

Total	100%	100%	100%

     NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options issued under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares. NJR also has a share repurchase plan that allows NJR to purchase shares on the open market or negotiate transactions based on market and other conditions. In January 2006, the NJR Board of Directors authorized an increase in the share repurchase plan from 2.5 million to 3.5 million shares.
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

     In December 2004, NJNG entered into a $225 million committed credit facility with several banks with a 5-year term, expiring in December 2009, which replaced a $225 million credit facility with a shorter term. This facility is used to support NJNG’s commercial paper program. In November 2005, NJNG amended this facility to increase it to $250 million.
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
     NJR had borrowings of $233 million, $174.1 million and $125 million at December 31, 2005, September 30, 2005 and December 31, 2004, respectively, under NJR’s committed credit facilities. NJNG had $115.2 million, zero and $165 million of commercial paper borrowings supported by NJNG’s committed credit facilities at December 31, 2005, September 30, 2005 and December 31, 2005, respectively.
     The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
	Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt *	$453,460	$12,374	$24,436	$73,963	$342,687
Capital lease obligations *	90,481	7,375	14,750	14,945	53,411
Operating leases *	7,802	2,550	3,321	1,134	797
Short-term debt	348,200	348,200	—	—	—
Clean energy program *	25,494	6,953	18,541	—	—
Construction obligations	8,500	8,500	—	—	—
Natural gas supply purchase obligations	1,286,101	777,758	275,979	163,669	68,695

Total contractual cash obligations	$2,220,038	$1,163,710	$337,027	$253,711	$465,590

*	These obligations include interest.
     As of December 31, 2005, there were NJR guarantees covering approximately $323 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations, not yet reflected in Accounts payable on the Consolidated Balance Sheet.
     As of December 31, 2005, NJNG had an $84 million letter of credit outstanding, which will expire on June 30, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty.
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
Cash Flows
     Operating Activities
     Cash flow used in operating activities totaled $168.3 million for the three months ended December 31, 2005, compared with $22.5 million in the same period last year. The decrease in operating cash flow was due primarily to changes in working capital and higher MGP expenditures. The reduction in working capital was due primarily to the increase in accounts receivable, gas in storage and broker margin requirements, offset by increased gas purchase payable all of which are caused by higher wholesale gas commodity costs.
     NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $26.5 million in fiscal 2006. (See Note 13. Commitments and Contingent Liabilities.)
     Financing Activities
     Cash flow from financing activities totaled $176.5 million for the three months ended December 31, 2005, compared with $6.4 million in the same period last year. The increase was due primarily to the increase in the use of short-term debt as a result of higher working capital requirements related to higher wholesale gas commodity costs, $35.8 million of proceeds from loan agreements with the EDA, offset by $20.8 million of retirement of First Mortgage bonds and $10.7 million of stock repurchases.
     In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040. (See Note 8. Long-and Short-Term Debt and Restricted Cash-Construction Fund.)
     In December 2005 and 2004, NJNG received $4.1 million and $4.9 million in connection with the sale-leaseback of its vintage 2005 and 2004 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.
     In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund. NJNG drew down $1.5, $6.3 and 4.2 million in September 2005, December 2004 and December 2003, respectively, from the construction fund and issued like amounts of its 5% Series HH Bonds to the EDA.
     NJNG currently anticipates that its financing requirements in fiscal 2006 will be met through internally generated cash and the issuance of short-term debt.
     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short- and long-term credit ratings.

     Investing Activities
     Cash flow used in investing activities totaled $25 million for the three months ended December 31, 2005, compared with cash flows from investing activities of $21.5 million for the same period last year. The increase in cash used was due primarily to the inclusion in December 2004 of $30.6 million in cash proceeds generated from the sale of a commercial office building and the draw down of $6.3 million from the construction fund. In addition, cash used in the quarter ended December 2005, included the $12.5 million deposit into a construction fund created under the abovementioned EDA financing arrangement.
     NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2006 and 2007, compared to last year, due primarily to system integrity and expected replacement needed under pending pipeline safety rulemaking.
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
     Retail and Other capital expenditures each year are primarily made in connection with investments made to preserve the value of real estate holdings.
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
     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell approximately 19.4 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sale Contracts. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above.
     The following table reflects the changes in the net fair market value of commodity derivatives from September 30, 2005, to December 31, 2005:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	December 31,
(Thousands)	2005	Market Value	Settled	2005

NJNG	$35,135	$(85,537)	$(33,221)	$(17,181)
NJRES	(155,029)	129,732	26,631	(51,928)
NJR Energy	63,745	(8,455)	(6,081)	61,371

Total	$(56,149)	$35,740	$(12,671)	$(7,738)

     There were no changes in methods of valuations during the quarter ended December 31, 2005.

     The following is a summary of fair market value of commodity derivatives at December 31, 2005, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2006	2007	2008-2010	2010	Fair Value

Price based on NYMEX	$7,939	$(18,669)	$(61,234)	$(885)	$(72,849)
Price based on over-the-counter published quotations	12,693	17,067	34,788	563	65,111

Total	$20,632	$(1,602)	$(26,446)	$(322)	$(7,738)

     The following is a summary of commodity derivatives by type as of December 31, 2005:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	(3.7)	$5.30-$12.44	$46,581
	Options	3.0	$7.50-$8.00	133
	Swaps	2.5	$2.92-$4.41	(63,895)

NJRES	Futures	(12.6)	$6.07-$15.40	(50,799)
	Swaps	(29.4)	$2.35-$ 4.15	(1,129)

NJR Energy	Swaps	12.3	$2.92-$4.41	61,371

Total				$(7,738)

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at December 31, 2005, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.3 million. The VAR with a 99 percent confidence level and a 10-day holding period was $5.9 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.
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
     Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2005. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.
     Unregulated counterparty credit exposure as of December 31, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$285,824	$248,893
Noninvestment grade	2,387	705
Internally rated investment grade	33,935	22,049
Internally rated noninvestment grade	19,718	—

Total	$341,864	$271,647

     NJNG’s counterparty credit exposure as of December 31, 2005, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$45,553	$35,887
Noninvestment grade	376	—
Internally rated investment grade	852	152
Internally rated noninvestment grade	90	—

Total	$46,871	$36,039

     Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then the Company could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for, and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. Any such loss could have a material impact on the Company’s financial condition, results of operations or cash flows.
     Interest Rate Risk–Long-Term Debt
     At December 31, 2005, the Company (excluding NJNG) had no variable-rate, long-term debt.
     At December 31, 2005, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps, expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at December 31, 2005, NJNG’s annual interest expense, net of tax, would change by $574,000.
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
     During the quarter ended December 31, 2005, there were no changes to the Registrant’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially effect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information required by this Item is incorporated herein by reference to Part I, Item 1, Note 6.–Legal and Regulatory Proceedings.
Petco Litigation
     Since March 18, 2005, four complaints have been filed in the New Jersey Superior Court, Law Division, Monmouth County, Docket No’s. MON-L-1219-05, MON-L-2011-05, MON-L-2784-05 and MON-L-4939-05, against NJNG and four other parties. The complaints allege, among other things, personal injuries stemming from the destruction of the building where the plaintiffs were either employees or invitees, which were caused by damage to an underground gas line. NJNG has also received notice of one other personal injury claim and a claim from an insurance carrier for the property owner for unspecified damages related to the same incident. NJNG’s insurance carrier has been notified of all of the above. In addition, the codefendant contractor, who provided markout services to NJNG has assumed NJNG’s defense and acknowledged its obligation to indemnify and hold NJNG harmless.
     The BPU issued notices of violation in connection with the Petco incident alleging that NJNG violated various aspects of the New Jersey Underground Facility Protection Act (UFPA) that governs the excavation of underground facilities. NJNG also received notices of probable violation of natural gas pipeline regulations. NJNG entered into a settlement concerning those notices that was approved by the BPU in an order dated December 5, 2005, and which will not have a significant impact on the Company’s financial condition, results of operation or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. In 1999, 2002 and 2005 the repurchase plan was expanded to 1.5 million, 2 million, and 2.5 million shares, respectively. As of December 31, 2005, the Company has repurchased 2,410,153 shares of its common stock. In January 2006, the repurchase plan was expanded to 3.5 million shares.
     The following table sets forth NJR’s repurchase activity for the quarter ended December 31, 2005:

				Maximum Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

10/1/05 – 10/31/05	60,600	$41.69	60,600	282,647
11/1/05 – 11/30/05	192,800	$42.45	192,800	89,847
12/1/05 – 12/31/05	—	—	—	89,847

Total	253,400	$42.07	253,400	89,847

ITEM 5. OTHER INFORMATION
Pursuant to the Registrant’s 2002 Employee and Outside Director Long-Term Incentive Compensation Plan, the Registrant’s Board of Directors made a grant of 350 shares of restricted stock to Glenn C. Lockwood, Chief Financial Officer, and grants that total 2,405 shares were made to other employees.
The form of Restricted Stock Grant Agreement is attached hereto as Exhibit 10-2.
The form of Stock Option Agreement used under the 2002 Employee and Outside Director Long-Term Incentive Compensation Plan is also attached as Exhibit 10-3.
The form of Performance Units Grant Agreement used under the 2002 Employee and Outside Director Long-Term Incentive Compensation Plan is also attached as Exhibit 10-4.

ITEM 6. EXHIBITS
     (a) Exhibits

4-1	Meter Sales-Leaseback Agreement

10-1	Outside Directors Stock Compensation Plan (1)

10-2	Form of Restricted Stock Agreement

10-3	Form of Stock Option Award Agreement

10-4	Form of Performance Unit Grant Agreement

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

(1)	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its January 25, 2006 Annual Meeting of Shareholders

*	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES

Date: February 7, 2006	/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and Chief Financial Officer