Form 10-Q
period 2006-03-31
NEW JERSEY RESOURCES CORP
filed 2006-05-04
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number 1-8359
NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-2376465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1415 Wyckoff Road, Wall, New Jersey — 07719	732-938-1489
(Address of principal	(Registrant’s telephone number,
executive offices)	including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock — $2.50 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
YES: ☑                 No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☑                 Accelerated filer: ☐                 Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐                 No: ☑
     The number of shares outstanding of $2.50 par value Common Stock as of May 1, 2006 was 28,027,020.

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
     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2006 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather, economic conditions and demographic changes in the New Jersey Natural Gas (NJNG) service territory, rate of NJNG customer growth, volatility of natural gas commodity prices, its impact on customer usage and NJR Energy Service’s (NJRES) operations, the impact on the Company’s risk management efforts, including commercial and wholesale credit risks, the impact of regulation (including the regulation of rates), fluctuations in energy-related commodity prices, conversion activity, other marketing efforts, actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets, the disallowance of recovery of environmental-related expenditures and other regulatory changes, environmental and other litigation and other uncertainties.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2006	2005	2006	2005

OPERATING REVENUES	$1,064,422	$1,065,057	$2,228,998	$1,919,045

OPERATING EXPENSES
Gas purchases	882,688	902,924	1,921,163	1,641,350
Operation and maintenance	29,772	24,873	57,503	53,536
Regulatory rider expenses	12,405	14,786	21,863	23,914
Depreciation and amortization	8,612	8,352	17,188	16,711
Energy and other taxes	26,003	25,827	44,670	41,611

Total operating expenses	959,480	976,762	2,062,387	1,777,122

OPERATING INCOME	104,942	88,295	166,611	141,923
Other income and expense	620	1,480	2,262	3,164
Interest charges, net	6,173	4,721	12,656	10,071

INCOME BEFORE INCOME TAXES	99,389	85,054	156,217	135,016
Income tax provision	39,188	33,389	61,752	53,149

NET INCOME	$60,201	$51,665	$94,465	$81,867

EARNINGS PER COMMON SHARE
BASIC	$2.16	$1.87	$3.41	$2.96
DILUTED	$2.14	$1.84	$3.37	$2.90

DIVIDENDS PER COMMON SHARE	$.36	$.34	$.72	$.68

AVERAGE SHARES OUTSTANDING
BASIC	27,822	27,581	27,686	27,689
DILUTED	28,145	28,140	28,000	28,236

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Six Months Ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94,465	$81,867
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
Depreciation and amortization	17,188	16,711
Amortization of deferred charges	152	901
Deferred income taxes	290	(555)
Manufactured gas plant remediation costs	(16,457)	(8,862)
Gain on asset sale	(617)	(10,096)
Changes in:
Working capital	(8,833)	123,147
Other noncurrent assets	25,509	3,456
Other noncurrent liabilities	(9,329)	6,374

Cash flows from operating activities	102,368	212,943

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	13,192	8,457
Proceeds from long-term debt	35,800	—
Proceeds from sale-leaseback transaction	4,090	4,904
Purchases of treasury stock	(9,109)	(23,835)
Payments of long-term debt	(22,483)	(26,506)
Payments of common stock dividends	(19,285)	(18,487)
Net payments of short-term debt	(85,600)	(162,400)

Cash flows used in financing activities	(83,395)	(217,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(21,913)	(26,190)
Real estate properties and other	(1,720)	(303)
Cost of removal	(2,154)	(1,947)
(Investment in)withdrawal from restricted cash construction fund	(12,500)	6,300
Proceeds from asset sale	3,006	30,584

Cash flows (used in) from investing activities	(35,281)	8,444

Change in cash and temporary investments	(16,308)	3,520
Cash and temporary investments at September 30,	25,008	5,043

Cash and temporary investments at March 31,	$8,700	$8,563

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(134,008)	$(252,457)
Inventories	166	110,812
Underrecovered gas costs	67,315	65,309
Gas purchases payable	(24,190)	108,703
Prepaid and accrued taxes, net	52,850	52,912
Accounts payable and other	(12,959)	(8,050)
Restricted broker margin accounts	57,902	40,981
Other current assets	(7,781)	6,042
Other current liabilities	(8,128)	(1,105)

Total	$(8,833)	$123,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$11,341	$9,750
Income taxes	$33,487	$29,694

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31	September 30,	March 31,
(Thousands)	2006	2005	2005

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,215,828	$1,197,418	$1,171,479
Real estate properties and other, at cost	23,534	24,340	24,878

	1,239,362	1,221,758	1,196,357
Accumulated depreciation and amortization	(325,365)	(316,628)	(302,050)

Property, plant and equipment, net	913,997	905,130	894,307

CURRENT ASSETS
Cash and temporary investments	8,700	25,008	8,563
Customer accounts receivable	323,241	235,338	383,662
Unbilled revenues	58,003	10,207	26,163
Allowance for doubtful accounts	(6,988)	(5,297)	(6,772)
Regulatory assets	4,892	34,904	1,841
Gas in storage, at average cost	274,286	254,909	163,435
Materials and supplies, at average cost	3,614	3,857	4,139
Prepaid state taxes	—	24,020	—
Derivatives	155,431	359,540	97,826
Other	12,833	10,304	16,750

Total current assets	834,012	952,790	695,607

NONCURRENT ASSETS
Equity investments	27,526	27,649	20,273
Regulatory assets	268,542	231,366	198,225
Derivatives	57,139	70,777	60,885
Restricted cash construction fund	12,500	—	1,500
Other	23,341	22,116	41,421

Total noncurrent assets	389,048	351,908	322,304

Total assets	$2,137,057	$2,209,828	$1,912,218

See Notes to Condensed Unaudited Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES (unaudited)

	March 31,	September 30,	March 31,
(Thousands)	2006	2005	2005

CAPITALIZATION
Common stock equity	$617,531	$438,052	$516,997
Long-term debt	334,459	317,204	318,678

Total capitalization	951,990	755,256	835,675

CURRENT LIABILITIES
Current maturities of long-term debt	3,405	3,253	3,343
Short-term debt	88,500	174,100	97,300
Gas purchases payable	276,796	300,986	319,571
Accounts payable and other	38,479	54,683	36,389
Dividends payable	10,064	9,366	9,333
Accrued taxes	28,966	25,429	38,458
Clean energy program	8,002	6,078	6,457
Regulatory liabilities	30,266	—	—
Derivatives	114,607	377,928	94,413
Restricted broker margin accounts	59,726	1,824	2,721
Customers’ credit balances and deposits	13,540	22,609	12,391

Total current liabilities	672,351	976,256	620,376

NONCURRENT LIABILITIES
Deferred income taxes	202,343	104,809	165,825
Deferred investment tax credits	8,039	8,157	8,318
Deferred revenue	10,552	10,898	11,243
Derivatives	81,645	107,883	47,625
Manufactured gas plant remediation	93,920	93,920	92,880
Clean energy program	13,092	18,612	20,110
Postretirement employee benefit liability	8,119	5,867	13,232
Regulatory liabilities	85,347	118,147	86,499
Other	9,659	10,023	10,435

Total noncurrent liabilities	512,716	478,316	456,167

Total capitalization and liabilities	$2,137,057	$2,209,828	$1,912,218

See Notes to Condensed Unaudited Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Net income	$60,201	$51,665	$94,465	$81,867

Other comprehensive income:

Change in fair value of equity investments, net of tax of $144 , $(197), $167 and $(474),	(208)	285	(241)	686

Change in fair value of derivatives, net of tax of $(20,972), $(2,287), $(68,341), $(2,676)	30,456	3,312	99,046	3,876

Other comprehensive income	30,248	3,597	98,805	4,562

Comprehensive income	$90,449	$55,262	$193,270	$86,429

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
3. NEW ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123 R. In addition, SFAS 123 R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002 at the fair value of the options at date of grant. The Company determines the fair value of the options using the Black Scholes method. Unvested awards granted previous to October 1, 2002 that will now be expensed under SFAS 123R are immaterial to the financial statements (See Note 8. Stock-Based Compensation for a reconciliation of the as reported and pro forma net income for the three months and six months ended March 31, 2005 for options granted prior to October 1, 2002, which were accounted for under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB25)). The Company adopted SFAS 123R effective October 1, 2005, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” and certain recognition and valuation issues associated with them. Conditional asset retirement obligations refer to a legal obligation to perform an asset retirement activity, in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the entity. The Company is currently evaluating the impact that the adoption of FIN 47 will have on its financial statements.

4. REGULATORY ASSETS AND LIABILITIES
     Regulatory assets on the Consolidated Balance Sheets include the following:

	March 31,	September 30,	March 31,
(Thousands)	2006	2005	2005	Recovery Period

Regulatory assets–current
Underrecovered gas costs	—	$37,049	$4,196	Less than one year (1)
Weather-normalization clause (WNC)	$4,892	(2,145)	(2,355)	Less than one year (4)

Total	$4,892	$34,904	$1,841

Regulatory assets–noncurrent
Remediation costs (Notes 6 and 14)
Expended, net	$79,092	$86,912	$55,733	(2)
Liability for future expenditures	93,920	93,920	92,880	(3)
Deferred income taxes	12,736	12,901	13,319	Various
Derivatives (Note 10)	49,971	—	—	Through Oct. 2010 (5)
Postretirement benefit costs (Note 12)	2,267	2,418	2,569	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	30,556	35,215	33,724	Various (6)

Total	$268,542	$231,366	$198,225

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for $6.4 million recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also net of estimated future insurance proceeds of $10 million at March 31, 2006 and September 30, 2005 and $20.3 at March 31, 2005.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 14. Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval, without interest.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS), without interest.

(6)	Recoverable with interest, subject to BPU approval.

     If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.
     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	March 31,	September 30,	March 31,
(Thousands)	2006	2005	2005

Regulatory liabilities–current
Overrecovered gas costs (1)	$30,266	—	—

Total	$30,266	—	—

Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$79,397	$77,067	$77,199
Market development fund (3)	5,950	5,945	5,848
Derivatives	—	35,135	3,452

Total	$85,347	$118,147	$86,499

(1)	If overrecovered on average for the year, NJNG is required to credit interest to the BGSS based on the authorized rate of return. The overrecovered balance is expected to be returned to customers within one year.

(2)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(3)	The Market Development Fund, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate.

     5. CAPITALIZED AND DEFERRED INTEREST
     The Company’s capitalized interest totaled $299,000 and $150,000 for the three months ended March 31, 2006 and 2005, respectively, and $560,000 and $271,000 for the six months ended March 31, 2006 and 2005, respectively, at average interest rates of 4.54 percent, 2.38 percent, 4.22 percent and 2.11 percent, respectively. These amounts are included in Utility plant on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.
     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures. (See Note 6. Legal and Regulatory Proceedings.) Accordingly, Other income included $532,000 and $431,000 of interest for the three months ended March 31, 2006 and 2005, respectively, and $1 million and $979,000 for the six months ended March 31, 2006 and 2005, respectively.
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
     Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure those utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit will begin in late summer 2006.
     b. Basic Gas Supply Service
     On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by each subsequent June 1 for review of BGSS and to request a potential price change to be effective the following October 1. The agreement also allows natural gas utilities to provisionally increase residential and small commercial customer BGSS prices up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval.
     On January 25, 2006, NJNG filed to implement a $25 million BGSS-related credit that lowered customer’s bills over a two-month period. This credit was possible due primarily to a decline in wholesale commodity costs since NJNG’s November 10, 2005 BGSS filing. On March 15, 2006, NJNG filed to extend the BGSS-related bill credit for another month to lower customer’s bills by approximately another $6 million.

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
     c. Incentive Programs
     NJNG is eligible to receive incentives for reducing BGSS costs through a series of gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. On April 12, 2006, the BPU approved an agreement whereby the existing gross margin-sharing programs between customers and shareowners were extended through October 31, 2007.
     On October 22, 2003, the BPU approved a pilot for a storage incentive program that shares gains and losses on an 80/20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season. Program results of the initial year were reviewed with the BPU in January 2005, and no modifications were made to the program at that time. The April 12, 2006 BPU approval includes an extension of the storage incentive program through October 31, 2007.
     d. Other Adjustment Clauses
     On December 5, 2005, NJNG filed a Conservation and Usage Adjustment (CUA) proposal with the BPU. The intent of the proposal is to decouple the link between customer usage and NJNG’s gross margin to allow NJNG to aggressively encourage customers to use less energy. Under the proposal, the WNC would be replaced with a CUA mechanism, which is designed to recover gross margin variations related to both weather and usage. The CUA also includes programs designed to further customer conservation efforts. Discussions on the proposal are taking place with the BPU and the Ratepayer Advocate.
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
     In December 2004, the BPU approved regulations modifying main extension regulations and creating a Targeted Revitalization Infrastructure Program (TRIP). In an effort to promote the State’s Smart Growth initiative, the changes to the regulations require that natural gas service extensions for structures built after March 2005, in areas not designated for growth by the State, cannot be funded by the state’s utilities. There is an exemption for conversions to natural gas from alternate heating sources, as well as for construction or expansion deemed to be in the public interest. The TRIP provides a recovery mechanism for certain infrastructure investment made in approved redevelopment zones. On August 17, 2005, NJNG and the city of Asbury Park filed a joint TRIP proposal, seeking

BPU approval for a pilot program through which recovery will be sought for infrastructure investments made in the recently approved Waterfront Redevelopment area in Asbury Park.
     On October 5, 2004, the BPU approved a 2.6 percent price increase to cover a higher level of expenditures under the SBC. The largest component of this increase related to Manufactured Gas Plant (MGP) expenditures incurred through June 30, 2002. On December 15, 2004, NJNG filed updated information regarding expenditures related to SBC programs and activities, including MGP expenditures through June 30, 2004 and proposed to maintain the same recovery rate. On April 12, 2006, the BPU approved a stipulation agreement that maintained the existing recovery rate. On September 30, 2005, NJNG filed updated information regarding expenditures related to MGP, incurred through June 30, 2005. (See Note 14. Commitments and Contingent Liabilities.)
     On December 23, 2004, the BPU issued a decision establishing the statewide Clean Energy funding amount for the period from 2005 to 2008. NJNG’s obligation to the State of New Jersey, which is recoverable from customers through the SBC, gradually increases from $5.9 million in fiscal 2005 to $9.9 million in fiscal 2008. As a result, at March 31, 2006, NJNG has a remaining liability of $21.1 million and a corresponding Regulatory asset included in SBC at March 31, 2006. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of Clean Energy programs for measures installed prior to December 31, 2003. As of September 30, 2005, NJNG recorded $1 million of revenue related to this program and has sought recovery of such revenue in its September 30, 2005 SBC filing. NJNG also filed the results of the fiscal 2005 WNC, on September 30, 2005, which seeks to apply a $2.1 million refund to other clauses within the SBC that are currently underrecovered.
     NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, the outcome of which, in management’s opinion, will not have a material adverse impact on its financial condition, results of operations or cash flows.
     e. Manufactured Gas Plant Remediation
     NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites, Jersey Central Power & Light Company (JCP&L), a subsidiary of FirstEnergy Corporation (FirstEnergy).
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
     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognizes remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. On April 12, 2006, the BPU approved a stipulation that maintained the existing recovery rate. On September 30, 2005, as part of the SBC filing, NJNG filed updated information regarding expenditures to SBC programs and activities, including MGP expenditures through June 30, 2005. While the SBC filing maintained the same overall rate, the filing proposed to reduce the portion related to the remediation rider recovery to $11.6 million of annual expenditures to reflect actual spending levels. As of March 31, 2006, $79.1 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4. Regulatory Assets and Liabilities and Note 14. Commitments and Contingent Liabilities.)
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
     f. Long Branch MGP Site Litigation
     Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation, Mass Tort Case #268, Master Docket #BER-L-8839-04, for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. However, as a result of a number of motions, consent orders and stipulations to dismiss, as of October 2005, there were 293 active cases in this matter (exclusive of the pro se matters discussed below).
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
     NJNG’s insurance carriers were initially notified of the claims and Kemper Insurance Company (Kemper), under an Environmental Response Compensation and Liability Insurance Policy (ERCLIP), initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, NJNG initiated litigation against Kemper (See Kemper Insurance Company Litigation below).
     Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, subject to BPU approval, through the remediation rider.
     Five pro se matters were filed in the Mass Tort Litigation, which restated the claims described above. These actions were filed much later than the cases noted above and were placed on separate case schedules for discovery and trial purposes. In November 2005, one of the five cases was dismissed. In January 2006, NJNG filed motions to dismiss the remaining cases. The court granted the motions and the cases were dismissed in March 2006.
     In 2006, three additional pro se complaints were filed against the Company and NJNG: Denise Nichols, et al, v. New Jersey Natural Gas Company, et al., Docket # BER-L-871-06; Marlene Roddy, et al. v. New Jersey Natural Gas Company, Docket # BER-L-414-06; and Andrew Everett, et al v. New Jersey Natural Gas Company, et al. These complaints, which were filed in the Superior Court of New Jersey, Law Division, Bergen County, allege the same claims made in the Mass Tort Litigation. NJNG and the Company believe that the allegations in the complaints have no merit and are vigorously defending against them. Additionally, although more pro se complaints have been filed against NJNG and/or the Company, plaintiffs have not complied with the New Jersey Rules of Court by serving process upon either the Company or NJNG. Further, NJNG and the Company believe that the allegations in the complaints have no merit. Accordingly, if and when NJNG and/or the Company are properly served with these complaints, they will review them and vigorously defend them as well.
     No assurance can be given as to the ultimate outcome of these matters or the impact on the Company’s financial condition, results of operations or cash flows.
     g. Kemper Insurance Company Litigation
     In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County (Court), and Docket #OCN-L-3100-4. The case is under active case management. Kemper provided insurance under an ERCLIP together with cost containment coverage effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Long Branch litigation (see Long Branch MGP Site Litigation above) together with reimbursement for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the litigation and agreed to participate in the defense of the Long Branch matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In fiscal 2003, Kemper decided to substantially cease its underwriting operations and voluntarily enter into runoff. The Illinois

Department of Insurance has approved Kemper’s runoff plan. NJNG applied to the Court for an order requiring Kemper to deposit the policy limits with the court in light of the uncertainty surrounding Kemper’s finances. In January 2006, the Court concluded that, for the time being, Kemper has the ability to pay NJNG up to the policy limits and accordingly, the Court denied NJNG’s application. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations will be recoverable, with BPU approval, through the remediation rider.
     In December 2005, NJNG filed a complaint against Kemper, its current officers and directors and some of its former officers and directors for fraud in connection with the issuance of the cost containment and ERCLIP policies. That complaint was filed in Superior Court of New Jersey, Law Division, Ocean County, Docket # OCD-L-3100-4. On April 4, 2006, the court entered an order dismissing the case without prejudice to NJNG’s right to re-file its complaint.
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
     7. EARNINGS PER SHARE
     In accordance with SFAS No. 128, “Earnings Per Share,” which established standards for computing and presenting basic and diluted earnings per share (EPS), the incremental shares required for inclusion in the denominator for the diluted EPS calculation were 323,300 and 558,047 for the three months ended March 31, 2006 and 2005, respectively, and 314,190 and 546,450 for the six months ended March 31, 2006 and 2005, respectively. These shares relate to stock options and performance units and were calculated using the treasury stock method. The numerator for each applicable basic and diluted EPS calculation was net income.
     8. STOCK BASED COMPENSATION
     The Company adopted SFAS 123R effective October 1, 2005, and the adoption did not have a material impact on its financial condition, results of operations or cash flows. The cost of the share-based compensation charged to income, net of tax was $221,000 and $108,000 for the six months ended March 31, 2006 and 2005, respectively, and $134,000 and $41,000 for the three months ended March 31, 2006 and 2005, respectively. Cash received for options exercised under all share-based payment arrangements was $14 million and $4.3 million for the six months ended March 31, 2006 and 2005, respectively, and $9.3 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively. The tax-benefit associated with the options exercised under share-based payment arrangements was $4.2 million and $1.4 million for the six months ended March 31, 2006 and 2005, respectively, and $2.8 million and $1 million for the three months ended March 31, 2006 and 2005, respectively.

     Following is a reconciliation of the as reported and pro forma net income for the three and six months ended March 31, 2005, for options granted prior to October 1, 2002, which are accounted for under APB 25, “Accounting for Stock Issued to Employees.” Beginning October 1, 2005, all options are being expensed under SFAS 123R (See Note 3).

	Three months	Six months
	ended	ended
	March 31,	March 31,
(Thousands)	2005	2005

Net income, as reported	$51,665	$81,867

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	41	108
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(69)	(203)

Pro forma net income	$51,637	$81,772

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2005	2005

Earnings Per Share:

Basic—as reported	$1.87	$2.96
Basic—pro forma	$1.87	$2.95

Diluted—as reported	$1.84	$2.90
Diluted—pro forma	$1.84	$2.90

          Stock Options
     The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options issued during the three and six months ended as of March 31, 2006 and 2005:

	Three months		Six months
	ended		ended
	March 31,		March 31,
	2006	2005	2006	2005

Dividend yield	3.2%	3.2%	3.2%	3.1%
Volatility	13.1%	13.8%	13.2%	14.2%
Expected life (years)	7	7	7	7
Risk-free interest rate	4.6%	4.1%	4.6%	4.0%
Weighted average fair value	$5.76	$5.19	$5.44	$5.39

     The following table summarizes the stock option activity for the three months ended December 31, 2005 and March 31, 2006:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at September 30, 2005	1,545,657	$29.29
Granted	22,200	$42.26
Exercised	(199,232)	$24.07
Forfeited	—	—

Outstanding at December 31, 2005	1,368,625	$30.26

Granted	6,000	$44.95
Exercised	(378,378)	$26.41
Forfeited	—	—

Outstanding at March 31, 2006	996,247	$31.82

Exercisable at March 31, 2006	748,172	$28.42

     The following table summarizes stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
			Average		Average
		Average	Exercise		Exercise
Exercise Price Range	Options	Life (a)	Price	Options	Price

$18.22 – $22.78	15,659	1.7	$21.38	15,659	$21.38
$22.78 – $27.33	111,683	3.5	$25.77	111,683	$25.77
$27.33 – $31.89	634,705	5.0	$28.74	585,205	$28.51
$31.89 – $36.44	10,500	7.0	$33.71	10,500	$33.71
$36.44 – $41.00	22,000	7.9	$38.09	14,000	$38.30
$41.00 – $45.55	201,700	9.1	$44.83	11,125	$42.51

Total	996,247	5.7	$31.82	748,172	$28.42

(a)	Average contractual life remaining in years.

     Performance Units
     The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the three months ended December 31, 2005 and March 31, 2006. There were no performance units granted in the six months ended March 31, 2005:

		Weighted
		Average
		Grant Date
	Units(1)	Fair Value

Non-vested and outstanding at September 30, 2005	36,750	$29.36
Granted	6,000	$27.31
Vested	—	—
Cancelled/forfeited	—	—

Non-vested and outstanding at December 31, 2005	42,750	$29.07

Granted	1,200	$28.97
Vested	—	—
Cancelled/forfeited	—	—

Non-vested and outstanding at March 31, 2006	43,950	$29.07
Vested at March 31, 2006	—	—

(1)	The number of common shares issued related to performance units may range form zero to 150 percent of the number of units shown in the table above based on the Company’s achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies.
     The Company measures compensation expense related to performance units based on the fair value of these awards at their date of grant. Compensation expense for performance units is recognized for awards that ultimately vest, and is not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of the performance units on the date of grant using a Lattice model.
     Restricted Stock
     In the six months ended March 31, 2006, the Company granted 2,755 shares of restricted stock pursuant to the Employee and Outside Director Long-Term Incentive Compensation Plan. The stock is restricted for a period of four years from grant date. The Company is recognizing expense based on the market value of the stock as of the grant date over the vesting period.
9. LONG- AND SHORT-TERM DEBT AND RESTRICTED CASH CONSTRUCTION FUND
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

     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.
     As of March 31, 2006, NJNG had a $72 million letter of credit outstanding, which will expire on June 30, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary.
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

10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and over-the-counter swap agreements. NJNG’s recovery of natural gas costs is governed by the BGSS, but to hedge against price fluctuations, NJNG utilizes futures, options and swaps through its corporate financial risk management program. NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. NJR Energy has hedged a long-term fixed-price contract to sell natural gas. NJR Energy has entered into several swap agreements to hedge fixed-price gas sale contracts (Gas Sale Contracts) to an energy marketing company. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above. The amounts included in Other Comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs. These cash flow hedges cover various periods of time ranging from May 2006 to October 2010.
     The following table reflects the changes in the net fair market value of commodity derivatives from September 30, 2005 to March 31, 2006:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	March 31,
(Thousands)	2005	Market Value	Settled	2006

NJNG	$35,135	$(109,542)	$(24,436)	$(49,971)
NJRES	(155,029)	215,168	44,228	15,911
NJR Energy	63,745	(23,464)	(9,450)	49,731

Total	$(56,149)	$82,162	$10,342	$15,671

     There were no changes in methods of valuations during the quarter ended March 31, 2006.
     The following is a summary of fair market value of commodity derivatives at March 31, 2006 by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2006	2007	2008-2010	2010	Fair Value

Price based on NYMEX	$31,287	$(10,958)	$(57,960)	$(848)	$(38,479)
Price based on over-the-counter published quotations	4,903	14,461	34,243	543	54,150

Total	$36,190	$3,503	$(23,717)	$(305)	$15,671

     The following is a summary of commodity derivatives by type as of March 31, 2006:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)
NJNG	Futures	(3.7)	$5.30-$11.30	$59,671
	Options	3.2	$8.00-$10.50	$(1,991)
	Swaps	3.3	$(0.47)-$10.50	$(107,651)

NJRES	Futures	(13.1)	$6.07-$11.99	$13,525
	Swaps	(28.7)	$(0.80)-$1.92	$2,386

NJR Energy	Swaps	11.7	$2.92-$4.41	$49,731

Total				$15,671

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Operating Revenues
Natural Gas Distribution	$471,406	$462,576	$865,752	$783,046
Energy Services	587,525	596,921	1,350,720	1,113,792
Retail and Other	5,560	5,585	12,663	22,256

Subtotal	1,064,491	1,065,082	2,229,135	1,919,094
Intersegment revenues (1)	(69)	(25)	(137)	(49)

Total	$1,064,422	$1,065,057	$2,228,998	$1,919,045

Operating Income
Natural Gas Distribution	$57,493	$60,353	$90,940	$92,149
Energy Services	48,062	26,581	75,163	38,743
Retail and Other	(613)	1,361	508	11,031

Total	$104,942	$88,295	$166,611	$141,923

Net Income(Loss)
Natural Gas Distribution	$33,509	$35,258	$52,192	$53,091
Energy Services	26,999	15,446	41,896	22,006
Retail and Other	(307)	961	377	6,770

Total	$60,201	$51,665	$94,465	$81,867

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

     The Company’s assets for the various business segments are detailed below:

	March 31,		March 31,
	2006	September 30,	2005
Thousands)	(unaudited)	2005	(unaudited)

Assets at Period-End
Natural Gas Distribution	$1,552,803	$1,581,758	$1,412,848
Energy Services	473,838	501,051	401,263
Retail and Other	110,416	127,019	98,107

Total	$2,137,057	$2,209,828	$1,912,218

     12. EMPLOYEE BENEFIT PLANS
     Pension and Other Postretirement Benefit (OPEB) Plans
     The Company has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, are covered by an enhanced defined contribution plan instead of the defined benefit plan.
     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.
     The components of the qualified plans net pension cost were as follows:

	Pension				OPEB
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	March 31,		March 31,		March 31,		March 31
(Thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$751	$677	$1,502	$1,354	$380	$324	$760	$648
Interest cost	1,408	1,324	2,816	2,648	615	545	1,230	1,090
Expected return on plan assets	(1,782)	(1,596)	(3,564)	(3,192)	(458)	(425)	(916)	(850)
Amortization of: Prior service cost	21	28	42	56	19	20	38	40
Transition obligation	—	—	—	—	89	89	178	178
Loss	433	257	866	514	206	171	412	342
Net initial obligation	(3)	(28)	(6)	(56)	—	—	—	—

Net periodic cost	$828	$662	$1,656	$1,324	$851	$724	$1,702	$1,448

     In fiscal 2006, the Company has no minimum pension funding requirements. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.
     13. COMPREHENSIVE INCOME
     The amounts included in other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at March 31, 2006, $16.2 million is expected to be recorded as a decrease to natural gas costs for the remainder of fiscal 2006. For the three months ended March 31, 2006 and 2005, $14.2 million was charged and $4 million was credited to natural gas costs, respectively, and for the six months ended March 31, 2006 and 2005, $34.8 million and $17.6 million was charged to natural gas costs, respectively.
     14. COMMITMENTS AND CONTINGENT LIABILITIES
     Cash Commitments
     NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $103 million at current contract rates and volumes, which are recovered through the BGSS.
     As of March 31, 2006, there were NJR guarantees covering approximately $239 million of future natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet.
     NJNG’s capital expenditures are estimated at $32 million for the remainder of fiscal 2006 and $64 million in fiscal 2007 and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking. The Company’s future minimum lease payments under various operating leases are less than $2.5 million annually for the next five years and $718,000 in the aggregate for all years thereafter.
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
     15. OTHER
     At March 31, 2006, there were 27,951,487 shares of common stock outstanding and the book value per share was $22.09.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED MARCH 31, 2006
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

(Thousands) (unaudited)
Six Months Ended March 31,	2006		2005

Net Income
Natural Gas Distribution	$52,192	55%	$53,091	65%
Energy Services	41,896	44	22,006	27
Retail and Other	377	1	6,770	8

Total	$94,465	100%	$81,867	100%

(Thousands)
As of March 31,	2006		2005

Assets
Natural Gas Distribution	$1,552,803	73%	$1,412,848	74%
Energy Services	473,838	22	401,263	21
Retail and Other	110,416	5	98,107	5

Total	$2,137,057	100%	$1,912,218	100%

     Natural Gas Distribution operations have been managed with the goal of growing profitably, while keeping customer prices as stable as possible. NJNG, working together with the New Jersey Board of Public Utilities (BPU) and the New Jersey Division of the Ratepayer Advocate, has been able to accomplish this goal through several key initiatives including:
•	Managing its customer growth, which is expected to total about 2.3 percent annually.
•	Generating earnings and customer savings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2007.

•	Reducing the impact of weather on NJNG’s earnings and customer bills through an updated weather-normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving its cost structure through various productivity initiatives.
     As a result of a decline in customer usage, which NJNG believes has been caused by increased wholesale commodity prices, NJNG filed with the BPU a conservation and usage adjustment (CUA),

that would replace the WNC, to decouple the link between customer usage and NJNG’s gross margin. If NJNG is not successful in receiving approval of the CUA proposal, NJNG will consider other regulatory strategies to address this issue, such as expanded incentive programs and/or the filing of a base rate case.
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
     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity and the volatile nature of wholesale natural gas prices. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Therefore, NJRES’ performance for the first two fiscal quarters is not indicative of its full year performance. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties.
     In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.
     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. The impact of weather on NJNG’s gross margin has been significantly mitigated due to the WNC, however, lower customer usage per degree day is not captured by the WNC. NJNG has experienced lower customer usage per degree day, which it believes is due primarily to an increase in wholesale commodity costs. In order to reduce the impact of the reduction in customer usage, in December 2005, NJNG filed with the BPU, a CUA to replace the WNC and to decouple the link between customer usage and NJNG’s gross margin. The CUA also includes programs designed to further customer conservation efforts. If NJNG is not successful in receiving approval for of the CUA proposal, NJNG will consider other regulatory strategies to address this issue, such as expanded incentive programs, and/or the filing of a base rate case.
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
     In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, which are discussed below under Environmental Costs, the WNC and the New Jersey Clean Energy Program, which are subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of any such regulatory assets is not probable, the related cost and carrying costs would be charged to income in the period of such determination.
     Derivatives
     Derivative activities are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive income, a component of Common stock equity. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives. NJNG’s derivatives that are used to hedge its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset of the fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. NJR has not designated any derivatives as fair value hedges as of March 31, 2006.
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
     Where the information is sufficient to establish only a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of March 31, 2006, $79.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, are included in Regulatory assets on the Consolidated Balance Sheet. Also included in Regulatory assets at March 31, 2006, are $93.9 million of accrued future remediation costs.
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

     Results of Operations
     Net income for the quarter ended March 31, 2006, increased by 16 percent to $60.2 million, compared with $51.7 million for the same period last year. Basic earnings per share (EPS) increased 16 percent to $2.16, compared with $1.87 last year. Diluted EPS increased 16 percent to $2.14, compared with $1.84 last year.
     The earnings for the six months ended March 31, 2006 increased 15 percent to $94.5 million, compared with $81.9 million for the same period last year. Basic EPS increased 15 percent to $3.41, compared with $2.96 last year. The results for the six months ended March 31, 2005 included a gain of $.22 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings in the six months ended March 31, 2005 were $2.79 per basic share and $2.74 per diluted share.
     A summary of NJR’s results by business segment for the three and six months ended March 31, 2006 and 2005, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Net Income(Loss)
Natural Gas Distribution	$33,509	$35,258	$52,192	$53,091
Energy Services	26,999	15,446	41,896	22,006
Retail and Other	(307)	961	377	6,770

Total	$60,201	$51,665	$94,465	$81,867

     NJR’s fiscal 2006 earnings have been driven by NJRES, the Company’s wholesale energy services business unit, which more than offset lower earnings at NJNG, the Company’s Natural Gas Distribution unit. NJRES’ earnings, for the quarter ended March 31, 2006, grew to $27 million, a 75 percent increase over $15.4 million for the same period last year. NJRES earnings for the six months ended March 31, 2006, grew to $41.9 million, a 90 percent increase over $22 million for the same period last year. NJNG’s earnings for the quarter ended March 31, 2006, decreased by 5 percent to $33.5 million from $35.3 million for the same period last year. NJNG’s earnings for the six months ended, March 31, 2006, decreased by 1.7 percent to $52.2 million from $53.1 million for the same period last year.

     Provided below is a reconciliation of as reported and as adjusted information for Net Income and basic and diluted earnings per share for the six months ended March 31, 2005. This reconciliation reflects the impact of the gain on sale of a commercial office building and a charge related to an early retirement program for officers. Management believes that this reconciliation is needed due to the unusual nature of these two items and that they were not indicative of core results. It also provides for a more consistent comparison with this years results.

(Unaudited)
(Thousands, except per share data)	For Six Months Ended March 31, 2005
			NJRHS
	NJNG	NJRES	and Other	Total

Net Income, as reported	$53,091	$22,006	$6,770	$81,867
Exclude:
Gain on sale of commercial office building			(5,972)	(5,972)
Charge for early retirement program	915	8	569	1,492

Net Income, as adjusted	$54,006	$22,014	$1,367	$77,387

Earnings per share basic, as reported				$2.96
Exclude:
Gain on sale of commercial office building				(.22)
Charge for early retirement program				.05

Earnings per share basic, as adjusted				$2.79

Earnings per share diluted, as reported				$2.90
Exclude:
Gain on sale of commercial office building				(.21)
Charge for early retirement program				.05

Earnings per share diluted, as adjusted				$2.74

Natural Gas Distribution Operations
     NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 468,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to grow profitably while keeping customer prices as stable as possible.
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

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Operating revenues	$471,406	$462,576	$865,752	$783,046

Gross margin	$78,237	$77,689	$130,906	$130,145
Residential and commercial Transportation	6,479	8,160	12,861	14,805

Total firm gross margin	84,716	85,849	143,767	144,950
Incentive programs	2,932	2,438	6,046	4,008
Interruptible	222	260	528	567

Total gross margin	87,870	88,547	150,341	149,525
Operation and maintenance expense	21,104	19,268	40,971	39,497
Depreciation and amortization	8,477	8,187	16,900	16,304
Other taxes not reflected in gross margin	796	739	1,530	1,575

Operating income	$57,493	$60,353	$90,940	$92,149

Other income and expense	$736	$658	$1,561	$1,484

Interest charges, net	$3,990	$3,678	$7,774	$7,310

Net income	$33,509	$35,258	$52,192	$53,091

Gross Margin
     NJNG’s gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are passed through to customers, and therefore, have no effect on gross margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and, subject to BPU approval, reflected in the BGSS in subsequent periods. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis.
     NJNG’s operating revenues increased by 11 percent to $866 million, and gas purchases increased by 14 percent to $652 million for the six months ended March 31, 2006, compared with the same period last year. The increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $24.5 million for the three months ended in both March 31, 2006 and 2005, and $41.8 million and $38.9 million for the six months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the increase in sales tax was due to the increase in revenues, which was offset by a decrease in TEFA due to the lower firm throughput. For the six months ended March 31, 2006, the increase in sales tax and TEFA was due primarily to the corresponding increase in revenues. Regulatory rider expenses totaled $12.4 million and $14.8 million for the three months ended March 31, 2006 and 2005, respectively, and

$21.9 million and $23.9 million for the six months ended March 31, 2006 and 2005, respectively. The decrease in regulatory rider expenses is due primarily to a decrease in firm throughput.
Firm Gross Margin
     Gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The WNC does not, however, capture changes in customers’ usage per degree day from the assumed levels in the WNC. The weather for the six months ended March 31, 2006, was 7.4 percent warmer than normal, which resulted in a $7.1 million accrual of gross margin under the WNC.
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
     Total firm gross margin decreased by $1.1 million, or 1.3 percent, for the three months and $1.2 million, or less than 1 percent for the six months ended March 31, 2006, compared with the same period last year. This decrease was due primarily to a reduction in customer usage per degree day, which offset customer growth. Management believes that the reduction in usage per degree day was due primarily to an increase in wholesale commodity costs, which resulted in increased customer conservation.
     Gross margin from sales to residential and commercial customers increased by $548,000 and $761,000 or less than 1 percent, for the three months and six months ended March 31, 2006, respectively, compared with the same period last year. Sales to residential and commercial customers were 23.7 billion cubic feet (Bcf) and 40.1 Bcf for the three months and six months ended March 31, 2006, respectively, compared with 27.4 Bcf and 43.3 Bcf respectively in the same periods last year. The relatively small change in gross margin and sales was due primarily to the lower usage per degree day, offsetting customer growth, as discussed above.
     Gross margin from transportation service decreased $1.7 million, or 21 percent, and $1.9 million, or 13 percent, for the three and six months ended March 31, 2006, respectively, compared with the same period last year. NJNG transported 2.3 Bcf and 4.9 Bcf for the three and six months ended March 31, 2006, respectively compared with 3.4 Bcf and 5.8 Bcf, respectively in the same period last year. The decrease in transportation margin was primarily due to lower usage per degree day discussed above.
     NJNG had 9,129 and 11,639 residential customers and 3,602 and 3,508 commercial customers using its transportation service at March 31, 2006 and 2005, respectively. The decrease in total transportation customers was due primarily to a decrease in third-party marketing efforts in NJNG’s service territory.
     During the first six months of fiscal 2006, NJNG added 5,804 new customers, 34 percent of which converted from other fuels. In addition, 151 existing customers added natural gas heat to their existing service. In fiscal 2006, NJNG currently expects to add approximately 10,600 new customers and convert an additional 950 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.3 percent.

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
     The storage incentive program shares gains and losses on an 80/20 percent basis between customers and shareowners, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.
     On April 12, 2006, the BPU approved the extension of all the BGSS-related incentive programs through October 31, 2007.
     NJNG’s incentive programs totaled 11.5 Bcf and generated $2.9 million of gross margin and 21.7 Bcf and $6 million of gross margin for the three and six months ended March 31, 2006, respectively, compared with 14.1 Bcf and $2.4 million of gross margin and 28.6 Bcf and $4 million of gross margin, for the same period last year. The increase in gross margin in both periods was due primarily to the FRM and the storage incentive programs, which both benefited from additional volatility in the wholesale energy market.
Interruptible
     NJNG serves 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 4 percent and 5 percent of total throughput for the six months ended March 31, 2006 and 2005, respectively, they accounted for less than 1 percent of the total gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the gross margin from interruptible sales and 5 percent of the gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .2 Bcf and .3 Bcf, for the six months ended March 31, 2006 and 2005, respectively. In addition, NJNG transported 2.6 Bcf and 3.8 Bcf for the six months ended March 31, 2006 and 2005, respectively, for its interruptible customers.

Operation and Maintenance Expense
     Operation and maintenance (O&M) expense increased by $1.8 million, or 9.5 percent, and $1.5 million, or 3.7 percent, for the three and six months ended March 31, 2006, respectively. The increase in both periods was due primarily to higher bad debt, labor, fringe benefits and regulatory assessments.
Operating Income
     Operating income decreased by $2.8 million, or 4.7 percent, and $1.2 million, or 1.3 percent, for the three and six months ended March 31, 2006, respectively. The decrease, in both periods, was due primarily to the lower firm gross margin and higher O&M expense, partially offset by higher incentive program margins described above.
Net Income
     Net income decreased $1.8 million, or 5 percent, and $900,000, or 1.7 percent, for the three and six months ended March 31, 2006, respectively, due primarily to lower operating income as described above and higher interest expense due primarily to higher interest rates.
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
     NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast Gulf Coast, Mid-Continent, Appalachia and Eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs.
     In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. NJRES generates gross margin by locking in the differential between purchasing natural gas at the lowest current or future price and, in a related transaction, selling that natural gas at the highest current or future price, all within the constraints of its contracts credit policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time the assets are held.
     NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based arrangements.
     NJRES’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Operating revenues	$587,525	$596,921	$1,350,720	$1,113,792
Gas purchases	536,038	568,155	1,269,381	1,070,604

Gross margin	51,487	28,766	81,339	43,188
Operation and maintenance expense	3,224	1,966	5,742	4,118
Depreciation and amortization	51	58	103	112
Other taxes	150	161	331	215

Operating income	$48,062	$26,581	$75,163	$38,743

Net income	$26,999	$15,446	$41,896	$22,006

     NJRES’ portfolio of transportation capacity provides the ability to extract value from price differentials in different regions. Depending on market pricing conditions, it can be more advantageous to engage in one transaction over the entire transportation path, as opposed to multiple transactions along the same transportation path. These market pricing conditions can then affect the transacted volume as well as revenue. Market conditions resulted in higher gross margin in both the three and six month periods, despite a decline in the volume of natural gas sold and managed.
     NJRES’ operating revenues and gas purchases decreased by $9.4 million, or 1.6 percent, and by $32.1 million, or 5.7 percent, for the three months ended March 31, 2006, respectively, compared with the same period last year. Natural gas sold and managed by NJRES totaled 62.1 Bcf for the three months ended March 31, 2006, compared with 82.9 Bcf in the same period last year.
     NJRES’ operating revenues and gas purchases increased by $236.9 million, or 21 percent, and by $198.8 million, or 19 percent, for the six months ended March 31, 2006, respectively, compared with the same period last year. The increases were due primarily to higher natural gas prices, offset by lower volume. Natural gas sold and managed by NJRES, totaled 119.6 Bcf, for the six months ended, March 31, 2006, compared with 152.6 Bcf in the same period last year. This decrease is due to market price condition that influenced the use of transportation capacity.
     NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs. NJRES’ gross margin increased $22.7 million, or 79 percent, operating income increased by $21.5 million, or 81 percent and net income increased by $11.6 million, or 75 percent, for the three months ended March 31, 2006, compared with the same period last year, due primarily to NJRES’ ability to take advantage of an increased transportation portfolio and pricing differentials between geographic regions. NJRES’ gross margin increased $38.2 million, or 88 percent, operating income increased by $36.4 million, or 94 percent and net income increased by $19.9 million or 90 percent for the six months ended March 31, 2006, compared with the same period last year, due primarily to favorable time spreads on larger storage asset positions, as well as securing positive locational spreads on transportation capacity.
     Operation and maintenance expense increased by $1.3 million, or 64 percent, for the three months ended March 31, 2006 and $1.6 million, or 40 percent, for the six months ended March 31, 2006, compared with the same periods last year, due primarily to higher labor and fringe benefits.
     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES’ gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the three and six months ended March 31, 2006 are not expected to be an indication of the results for the fiscal year.
Retail and Other Operations
     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 143,000 customers; CR&R, which holds and develops commercial real estate and NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois).
     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2006		2005	2006	2005

Operating revenues		$5,560	$5,585	$12,663	$22,256

Other income		$712	$677	$1,366	$1,369

Net income (loss)	$	(307)	$961	$377	$6,770

     Retail and Other Operating revenue decreased by $25,000, or less than 1 percent, and $9.6 million, or 43 percent, for the three and six months ended March 31, 2006, compared with the same periods last year. Net income decreased by $1.3 million for the three months ended March 31, 2006, compared with the same period last year, due primarily to lower service contract revenue at NJRHS and higher corporate expenses at NJR. Net income decreased by $6.4 million for the six months ended March 31, 2006, compared with the same period last year, due primarily to the inclusion in fiscal 2005 of a $10.1 million pre-tax ($6 million after-tax) gain on the sale of a commercial office building.
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
     NJR’s consolidated capital structure was as follows:

	March 31,	September 30,	March 31,
(Thousands)	2006	2005	2005

Common stock equity	59%	47%	55%
Long-term debt	32	34	34
Short-term debt	9	19	11

Total	100%	100%	100%

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
     NJR had borrowings of $73.5 million, $174.1 million and $95.1 million at March 31, 2006, September 30, 2005 and March 31, 2005, respectively, under NJR’s committed credit facilities. NJNG had $15 million, zero and $2.2 million of commercial paper borrowings supported by NJNG’s committed credit facilities at March 31, 2006, September 30, 2005 and March 31, 2005, respectively.
     The following table is a summary of contractual cash obligations and their applicable payment due dates:

(Thousands)
			Payments Due by Period
		Up to	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt *	$452,442	$12,451	$79,081	$38,578	$322,332
Capital lease obligations *	87,906	7,375	14,750	15,140	50,641
Operating leases *	8,240	2,541	3,686	1,295	718
Short-term debt	88,500	88,500	—	—	—
Clean energy program *	22,239	7,741	14,498	—	—
Construction obligations	7,433	7,433	—	—	—
Natural gas supply purchase obligations	845,616	479,184	179,932	117,526	68,974

Total contractual cash obligations	$1,512,376	$605,225	$291,947	$172,539	$442,665

*	These obligations include interest.

     As of March 31, 2006, there were NJR guarantees covering approximately $239 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations, not yet reflected in Accounts payable on the Consolidated Balance Sheet.
     As of March 31, 2006, NJNG had a $72 million letter of credit outstanding, which will expire on June 30, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary.
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
Cash Flows
     Operating Activities
     Cash flow from operating activities totaled $102.4 million for the six months ended March 31, 2006, compared with $212.9 million in the same period last year. The decrease in operating cash flow was due primarily to changes in working capital and higher MGP expenditures, which were partially offset by higher net income and a lower gain on asset sale. The reduction in cash flow from working capital was due primarily to the increase in gas in storage and a decrease in gas purchases payable partially offset by the change in receivables, all of which were caused by higher wholesale gas commodity costs.
     NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $26.5 million in fiscal 2006. (See Note 14.Commitments and Contingent Liabilities.)
     Financing Activities
     Cash flow used in financing activities totaled $83.4 million for the six months ended March 31, 2006, compared with $217.9 million in the same period last year. The change was due primarily to the decrease in the reduction of short-term debt, increased issuance of long term debt and lower common stock repurchases.
     In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040. (See Note 9.–Long-and Short-Term Debt and Restricted Cash-Construction Fund.) In December 2005 and 2004, NJNG received $4.1 million and $4.9 million in connection with the sale-leaseback of its vintage 2005 and 2004 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

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
     NJRES’ use of high-injection /high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, may create significant short-term cash requirements, which would be funded by NJR.
     The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short- and long-term credit ratings.
     Investing Activities
     Cash flow used in investing activities totaled $35.3 million for the six months ended March 31, 2006, compared with cash flows from investing activities of $8.4 million for the same period last year. The increase in cash used was due primarily to the inclusion in December 2004 of $30.6 million in cash proceeds generated from the sale of a commercial office building and the draw down of $6.3 million from the construction fund. In addition, cash used in the six months ended March 2006, included the $12.5 million deposit into a construction fund created under the above mentioned EDA financing arrangement.
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
     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and over-the-counter swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell approximately 19.4 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sale Contracts. To hedge its price risk, NJR Energy entered into two swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sales Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above.

     The following table reflects the changes in the net fair market value of commodity derivatives from September 30, 2005 to March 31, 2006:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	March 31,
(Thousands)	2005	Market Value	Settled	2006

NJNG	$35,135	$(109,542)	$(24,436)	$(49,971)
NJRES	(155,029)	215,168	44,228	15,911
NJR Energy	63,745	(23,464)	(9,450)	49,731

Total	$(56,149)	$82,162	$10,342	$15,671

     There were no changes in methods of valuations during the quarter ended March 31, 2006.
     The following is a summary of fair market value of commodity derivatives at March 31, 2006, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2006	2007	2008-2010	2010	Fair Value

Price based on NYMEX	$31,287	$(10,958)	$(57,960)	$(848)	$(38,479)
Price based on over-the-counter published quotations	4,903	14,461	34,243	543	54,150

Total	$36,190	$3,503	$(23,717)	$(305)	$15,671

     The following is a summary of commodity derivatives by type as of March 31, 2006:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	(3.7)	$5.30-$11.30	$59,671
	Options	3.2	$8.00-$10.50	$(1,991)
	Swaps	3.3	$(0.47)-$10.50	$(107,651)

NJRES	Futures	(13.1)	$6.07-$11.99	$13,525
	Swaps	(28.7)	$(0.80)-$1.92	$2,386

NJR Energy	Swaps	11.7	$2.92-$4.41	$49,731

Total				$15,671

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at March 31, 2006, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.6 million. The VAR with a 99 percent confidence level and a 10-day holding period was $7.3 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.
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

     Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2006. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.
     Unregulated counterparty credit exposure as of March 31, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$197,546	$142,295
Noninvestment grade	5,149	729
Internally rated investment grade	11,839	8,033
Internally rated noninvestment grade	7,584	—

Total	$222,118	$151,057

     NJNG’s counterparty credit exposure as of March 31, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$34,708	$30,822
Noninvestment grade	168	—
Internally rated investment grade	2,246	677
Internally rated noninvestment grade	3,616	—

Total	$40,738	$31,499

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
     Interest Rate Risk–Long-Term Debt
     At March 31, 2006, the Company (excluding NJNG) had no variable-rate, long-term debt.
     At March 31, 2006, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps, expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at March 31, 2006, NJNG’s annual interest expense, net of tax, would change by $574,000.
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
     During the quarter ended March 31, 2006, there were no changes to the Registrant’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially effect, the Registrant’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information required by this Item is set forth in Part I, Item 1, Note 6. Legal and Regulatory Proceedings.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times, most recently in January, 2006, to permit the repurchase of up to 3.5 million shares. As of March 31, 2006, the Company has repurchased 2,461,853 shares of its common stock.
     The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

01/1/06 – 01/31/06	—	—	—	1,089,847
02/1/06 – 02/28/06	9,900	$43.37	9,900	1,079,947
03/1/06 – 03/31/06	41,800	$43.57	41,800	1,038,147

Total	51,700	$43.53	51,700	1,038,147

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of shareholders was held on January 25, 2006

(b)	The shareholders voted upon the following matters at the January 25, 2006 annual shareholders meeting:

(i)	The election of Four (4) directors for terms expiring in 2009. The results of the voting were as follows:

Director	For	Withheld
M. William Howard, Jr.	21,823,283	226,403
J. Terry Strange	21,791,113	258,573
Gary W. Wolf	21,855,600	194,086
George R. Zoffinger	21,838,961	210,725
In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting: Nina Aversano, Lawrence R. Codey, Laurence M. Downes, Alfred C. Koeppe, Dorothy K. Light, David A. Trice and William H. Turner.
(ii) The approval of the Outside Director Compensation Plan and the ratification of the grants and stock made under the plan in 2005. The results of the voting were as follows:

For	Against	Abstain	No Vote
14,826,869	1,314,514	309,500	5,598,803
(iii) The approval of the Annual Officer Incentive Plan. The results of the voting were as follows:

For	Against	Abstain
20,492,847	1,271,858	284,981
(iv) The approval of the action to retain Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2006. The results of the voting were as follows:

For	Against	Abstain
21,685,899	264,432	99,355

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

NEW JERSEY RESOURCES

Date: May 4, 2006	/s/Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer