Form 10-Q
period 2006-06-30
NEW JERSEY RESOURCES CORP
filed 2006-08-09
CIK 356309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 1-8359
NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization) 1415 Wyckoff Road, Wall, New Jersey - 07719 (Address of principal executive offices)	22-2376465 (I.R.S. Employer Identification Number) 732-938-1489 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock — $2.50 Par Value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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
YES: ☐            No: ☑
     The number of shares outstanding of $2.50 par value Common Stock as of August 8, 2006 was 28,080,314.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2006
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
DIRECTORS DEFERRED COMPENSATION PLAN
DIRECTORS DEFERRED COMPENSATION PLAN-PRE-409A
OFFICERS' DEFERRED COMPENSATION PLAN
OFFICERS DEFERRED COMPENSATION PLAN-PRE 409A
FORM OF SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
FORM OF EMPLOYMENT CONTINUATION AGREEMENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantative and Qualitative Disclosures about Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.
     The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2006 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, such things as weather, economic conditions and demographic changes in the New Jersey Natural Gas (NJNG) service territory, the rate of NJNG customer growth, volatility of natural gas commodity prices, its impact on customer usage and NJR Energy Service’s (NJRES) operations, the impact on the Company’s risk management efforts, including commercial and wholesale credit risks, the impact of regulation (including the regulation of rates), fluctuations in energy-related commodity prices, conversion activity, other marketing efforts, actual energy usage patterns of NJNG’s customers, the pace of deregulation of retail gas markets, access to adequate supplies of natural gas, the regulatory and pricing policies of federal and state regulatory agencies, changes due to legislation at the federal and state level, the availability of an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets, the disallowance of recovery of environmental-related expenditures and other regulatory changes, environmental and other litigation and other uncertainties.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2006	2005	2006	2005

OPERATING REVENUES	$536,103	$544,280	$2,765,101	$2,463,325

OPERATING EXPENSES
Gas purchases	489,677	492,036	2,410,840	2,133,386
Operation and maintenance	28,657	24,298	86,160	77,834
Regulatory rider expenses	4,005	4,793	25,868	28,707
Depreciation and amortization	8,735	8,424	25,923	25,135
Energy and other taxes	8,428	8,878	53,098	50,489

Total operating expenses	539,502	538,429	2,601,889	2,315,551

OPERATING (LOSS) INCOME	(3,399)	5,851	163,212	147,774
Other income	1,769	1,659	4,031	4,823
Interest charges, net	5,358	4,897	18,014	14,968

(LOSS) INCOME BEFORE INCOME TAXES	(6,988)	2,613	149,229	137,629
Income tax (benefit) provision	(3,013)	778	58,739	53,927

NET (LOSS) INCOME	$(3,975)	$1,835	$90,490	$83,702

(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(.14)	$0.07	$3.25	$3.03
DILUTED	$(.14)	$0.07	$3.22	$2.97

DIVIDENDS PER COMMON SHARE	$.36	$.34	$1.08	$1.02

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,055	27,468	27,809	27,616
DILUTED	28,396	28,079	28,139	28,198

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)
Nine Months Ended June 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,490	$83,702
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Depreciation and amortization	25,923	25,135
Amortization of deferred charges	226	1,352
Unrealized (gain) loss on derivatives	(4,886)	750
Deferred income taxes	11,605	1,442
Manufactured gas plant remediation costs	(17,991)	(11,644)
Gain on asset sales	(617)	(10,450)
Changes in:
Working capital	(64,307)	51,104
Other noncurrent assets	18,996	8,187
Other noncurrent liabilities	(14,746)	(8,269)

Cash flows from operating activities	44,693	141,309

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	15,215	9,651
Tax benefit from stock options exercised	4,700	1,855
Proceeds from long-term debt	35,800	—
Proceeds from sale-leaseback transaction	4,090	4,904
Purchases of treasury stock	(6,695)	(23,835)
Payments of long-term debt	(23,225)	(27,145)
Payments of common stock dividends	(29,381)	(27,820)
Net payments of short-term debt	(20,400)	(66,050)

Cash flows used in financing activities	(19,896)	(128,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(28,992)	(38,322)
Real estate properties and other	(3,062)	(1,192)
Cost of removal	(4,043)	(4,253)
Equity investments	—	(8,764)
(Investment in) withdrawal from restricted cash construction fund	(12,500)	6,300
Proceeds from sale of investments available for sale	—	302
Proceeds from asset sales	3,531	31,184

Cash flows used in investing activities	(45,066)	(14,745)

Change in cash and temporary investments	(20,269)	(1,876)
Cash and temporary investments at beginning of period	25,008	5,043

Cash and temporary investments at end of period	$4,739	$3,167

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$44,324	$(97,986)
Inventories	(169,037)	53,965
Underrecovered gas costs	67,357	52,663
Gas purchases payable	(417)	(14,538)
Prepaid and accrued taxes, net	(6,098)	8,083
Accounts payable and other	(12,428)	(6,634)
Restricted broker margin accounts	13,440	41,323
Other current assets	(7,836)	5,168
Other current liabilities	6,388	9,060

Total	$(64,307)	$51,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$14,595	$14,232
Income taxes	$35,970	$37,879

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS

	June 30,	September 30,	June 30,
(Thousands)	2006	2005	2005

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,222,522	$1,197,418	$1,183,566
Real estate properties and other, at cost	24,877	24,340	25,157

	1,247,399	1,221,758	1,208,723
Accumulated depreciation and amortization	(328,026)	(316,628)	(307,135)

Property, plant and equipment, net	919,373	905,130	901,588

CURRENT ASSETS
Cash and temporary investments	4,739	25,008	3,167
Customer accounts receivable	190,705	235,338	245,495
Unbilled revenues	11,817	10,207	9,698
Allowance for doubtful accounts	(6,598)	(5,297)	(6,611)
Regulatory assets	8,067	34,904	14,697
Gas in storage, at average cost	425,716	254,909	220,138
Materials and supplies, at average cost	3,587	3,857	4,283
Prepaid state taxes	31,059	24,020	15,760
Derivatives	134,590	359,540	78,018
Other	9,713	10,304	17,414

Total current assets	813,395	952,790	602,059

NONCURRENT ASSETS
Equity investments	26,453	27,649	29,579
Regulatory assets	288,470	231,366	232,532
Derivatives	51,347	70,777	65,852
Restricted cash construction fund	12,500	—	1,500
Other	26,534	22,116	25,913

Total noncurrent assets	405,304	351,908	355,376

Total assets	$2,138,072	$2,209,828	$1,859,023

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
CAPITALIZATION AND LIABILITIES

	June 30,	September 30,	June 30,
(Thousands)	2006	2005	2005

CAPITALIZATION
Common stock equity	$595,471	$438,052	$518,134
Long-term debt	333,813	317,204	318,093

Total capitalization	929,284	755,256	836,227

CURRENT LIABILITIES
Current maturities of long-term debt	3,309	3,253	3,289
Short-term debt	153,700	174,100	193,650
Gas purchases payable	300,569	300,986	196,330
Accounts payable and other	37,983	54,070	36,282
Postretirement employee benefit liability	14,176	613	10,014
Dividends payable	10,106	9,366	9,345
Accrued taxes	1,077	25,429	10,820
Clean energy program	7,736	6,078	6,570
Regulatory liabilities	30,308	—	—
Derivatives	115,712	377,928	71,099
Restricted broker margin accounts	15,264	1,824	3,063
Customers’ credit balances and deposits	15,434	22,609	13,952

Total current liabilities	705,374	976,256	554,414

NONCURRENT LIABILITIES
Deferred income taxes	201,495	104,809	173,601
Deferred investment tax credits	7,916	8,157	8,238
Deferred revenue	10,379	10,898	11,071
Derivatives	82,939	107,883	64,929
Manufactured gas plant remediation	93,920	93,920	92,880
Clean energy program	11,793	18,612	19,062
Postretirement employee benefit liability	—	5,867	5,465
Regulatory liabilities	85,793	118,147	82,986
Other	9,179	10,023	10,150

Total noncurrent liabilities	503,414	478,316	468,382

Total capitalization and liabilities	$2,138,072	$2,209,828	$1,859,023

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Net income	$(3,975)	$1,835	$90,490	$83,702

Other comprehensive income:

Change in fair value of equity investments, net of tax of $43, $(194), $210 and $(668),	(62)	281	(304)	966

Change in fair value of derivatives, net of tax of $11,934, $(5,755), $(56,407), $(8,432)	(17,254)	8,332	81,792	12,208

Other comprehensive income	(17,316)	8,613	81,488	13,174

Comprehensive income	$(21,291)	$10,448	$171,978	$96,876

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
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
     In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results to be expected for the fiscal year ending September 30, 2006.
2. PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service. Significant intercompany transactions and accounts have been eliminated.
     The Retail and Other segment includes Retail Holdings and its wholly owned subsidiary, NJR Home Services (NJRHS). Retail and Other also includes Capital and its wholly owned subsidiaries, Commercial Realty & Resources (CR&R), NJR Investment and NJR Energy and its wholly owned subsidiary, NJNR Pipeline.
3. NEW ACCOUNTING STANDARDS
     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and certain recognition and valuation issues associated with them. Conditional asset retirement obligations refer to a legal obligation to perform an asset retirement activity, in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the entity. The Company is currently evaluating the impact that the adoption of FIN 47 will have on its financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, “Accounting for Contingencies”, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more-likely-than-not that it will ultimately be sustained upon audit. The Company is required to adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial statements.

4. REGULATORY ASSETS AND LIABILITIES
     Regulatory assets on the Consolidated Balance Sheets include the following:

	June 30,	September 30,	June 30,
(Thousands)	2006	2005	2005	Recovery Period

Regulatory assets—current
Underrecovered gas costs	—	$37,049	$16,842	Less than one year (1)
Weather-normalization clause (WNC)	$8,067	(2,145)	(2,145)	Less than one year (4)

Total	$8,067	$34,904	$14,697

Regulatory assets—noncurrent
Remediation costs (Notes 6 and 14)
Expended, net	$79,590	$86,912	$71,755	(2)
Liability for future expenditures	93,920	93,920	92,880	(3)
Deferred income taxes	12,896	12,901	13,162	Various
Derivatives (Note 10)	67,157	—	17,908	Through Oct. 2010 (5)
Postretirement benefit costs (Note 12)	2,192	2,418	2,493	Through Sept. 2013 (4)
Societal Benefits Charges (SBC)	32,715	35,215	34,334	Various (6)

Total	$288,470	$231,366	$232,532

(1)	Recoverable, subject to New Jersey Board of Public Utilities (BPU) annual approval, without interest except for $6.4 million recoverable with interest through November 30, 2004.

(2)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also net of estimated future insurance proceeds of $10 million at June 30, 2006 and September 30, 2005 and $20.3 million at June 30, 2005.

(3)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 14. Commitments and Contingent Liabilities.)

(4)	Recoverable/refundable, subject to BPU approval, without interest.

(5)	Recoverable, subject to BPU approval, through Basic Gas Supply Service (BGSS), without interest.

(6)	Recoverable with interest, subject to BPU approval.
     If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.
     Regulatory liabilities on the Consolidated Balance Sheets include the following:

	June 30,	September 30,	June 30,
(Thousands)	2006	2005	2005

Regulatory liabilities—current
Overrecovered gas costs (1)	$30,308	—	—

Total	$30,308	—	—

Regulatory liabilities—noncurrent
Cost of removal obligation (2)	$79,785	$77,067	$77,099
Market development fund (MDF) (3)	6,008	5,945	5,887
Derivatives	—	35,135	—

Total	$85,793	$118,147	$82,986

(1)	If overrecovered on average for the year, NJNG is required to credit interest to the BGSS based on the authorized rate of return. The overrecovered balance is expected to be returned to customers within one year.

(2)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(3)	The MDF, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate. The MDF will terminate as of October 31, 2006.

5. CAPITALIZED AND DEFERRED INTEREST
     Included in Utility plant on the Condensed Consolidated Balance Sheets and reflected in the Condensed Consolidated Statements of Income as a reduction to interest charges, net, are the following amounts recorded for capitalized interest:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Capitalized interest	$214,000	$144,000	$774,000	$415,000
Weighted average interest rates	4.9%	2.9%	4.5%	2.4%

     NJNG does not capitalize a cost of equity for its utility plant construction activities.
     Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditures (See Note 6. Legal and Regulatory Proceedings). Accordingly, Other income included $522,000 and $432,000 of interest for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.4 million for the nine months ended June 30, 2006 and 2005, respectively.
6. LEGAL AND REGULATORY PROCEEDINGS
     a. Energy Deregulation Legislation
     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provided the framework for the restructuring of New Jersey’s energy market, became law. In March 2001, the BPU issued a written order that approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its prices and expand an incentive for residential and small commercial customers to switch to transportation service. As required by EDECA, NJNG restructured its prices to segregate its BGSS, the component of prices whereby NJNG provides the commodity and interstate pipeline capacity to the customer, and delivery (i.e., transportation) prices. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers. Customers can choose the supplier of their natural gas commodity. In January 2002, the BPU issued an order which states that BGSS could be provided by suppliers other than the state’s natural gas utilities, but that BGSS should be provided by the state’s natural gas utilities until further BPU action.
     Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure those utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit is expected to begin in fiscal 2007.
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

     On June 1, 2005, NJNG filed for a 4.2 percent price increase to an average residential customer, to be effective on October 1, 2005. On July 21, 2005, NJNG amended its filing, requesting an effective date of September 1, 2005. The BPU approved this increase on a provisional basis on August 19, 2005, and it became effective on September 1, 2005. This requested increase was necessary due to higher wholesale commodity costs and is subject to refund with interest.
     On November 10, 2005, NJNG filed for a 23.2 percent price increase to an average residential customer, which was provisionally approved and became effective on December 14, 2005. This increase was necessary due to higher wholesale commodity costs and is subject to refund with interest.
     On January 25, 2006, NJNG filed to implement a $25 million BGSS-related credit that lowered customer’s bills over a two-month period. This credit was possible due primarily to a decline in wholesale commodity costs that occurred subsequent to NJNG’s November 10, 2005 BGSS filing. On March 15, 2006, NJNG filed to extend the BGSS-related bill credit for another month to lower customers bills by approximately another $6 million. Due to the lower than projected sales volumes, actual credits given to customers were $28.6 million.
     On June 1, 2006, NJNG filed for a reduction to the BGSS rate that would decrease an average residential customer’s bill by approximately 6.6 percent. Additionally, the Company notified the BPU and the New Jersey Division of the Ratepayer Advocate (RPA) of an intention to grant a refund to residential and small commercial sales customers of at least $20 million in September 2006. NJNG shall file supporting documentation regarding the exact amount of the refund in August 2006.
     c. Incentive Programs
     NJNG is eligible to receive incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. On April 12, 2006, the BPU approved an agreement whereby the existing utility gross margin-sharing programs between customers and shareowners were extended through October 31, 2007.
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
     d. Other Adjustment Clauses
     On December 5, 2005, NJNG filed a Conservation and Usage Adjustment (CUA) pilot proposal with the BPU. The intent of the proposal is to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage customers to use less energy. Under the proposal, the WNC would be replaced with a CUA mechanism. The CUA is designed to recover utility gross margin variations related to both weather and usage. The CUA also includes programs designed to further customer conservation efforts. Discussions on the CUA proposal are taking place with the BPU and RPA.
     In March 2003, the BPU approved a permanent statewide Universal Service Fund (USF) program, the costs of which are being recovered through the SBC. The USF program was established for all natural gas and electric utilities in New Jersey for the benefit of limited-income customers. Eligible customers will receive a credit toward their utility bill.

The credits applied to eligible customers will be recovered through a USF rider in the SBC. NJNG will recover carrying costs on deferred USF balances. On April 1, 2005, NJNG and all the other energy utilities in the state filed to maintain the existing prices for the recovery of the costs of the statewide USF program. On June 30, 2005, the BPU approved the continuation of the current USF recovery rate. On July 1, 2006, the natural gas utilities filed to increase the statewide USF recovery rate as a result of higher USF benefits effective October 1, 2006. If approved, the increase would represent an approximate 1 percent increase to the total bill for a residential sales customer.
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
     On December 23, 2004, the BPU issued a decision establishing the statewide Clean Energy funding amount for the period from 2005 to 2008. NJNG’s obligation to the state of New Jersey, which is recoverable from customers through the SBC, gradually increases from $5.9 million in fiscal 2005 to $9.9 million in fiscal 2008. As a result, at June 30, 2006, NJNG has a remaining liability of $19.5 million and a corresponding Regulatory asset included in SBC at June 30, 2006. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of Clean Energy programs for measures installed prior to December 31, 2003. As of September 30, 2005, NJNG recorded $1 million of revenue related to this program and has sought recovery of such revenue in its September 30, 2005 SBC filing. NJNG also filed the results of the fiscal 2005 WNC, on September 30, 2005, which seeks to apply a $2.1 million refund to other clauses within the SBC that are currently underrecovered.
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
     In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy and an Environmental Response Compensation and Liability Insurance Policy (ERCLIP) for the two sites. (See Kemper Insurance Company Litigation below.) On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby NJNG has ownership of two sites and JCP&L has ownership of eight sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.
     In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On October 5, 2004, the BPU approved a settlement that increased NJNG’s remediation adjustment clause recovery from $1.5 million to $17.6 million annually, which recognized remediation expenditures through June 30, 2002. On December 15, 2004, NJNG filed supporting documentation for recovery of remediation expenditures through June 30, 2004, and proposed to maintain the same recovery rate. On April 12, 2006, the BPU approved a stipulation that maintained the existing recovery rate. On September 30, 2005, as part of the SBC filing, NJNG filed updated information regarding expenditures to SBC programs and activities, including MGP expenditures through June 30, 2005. While the SBC filing maintained the same overall rate, the filing proposed to reduce the portion related to the remediation rider recovery to $11.6 million of annual expenditures to reflect actual spending levels. As of June 30, 2006, $79.6 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4. Regulatory Assets and Liabilities and Note 14. Commitments and Contingent Liabilities.)
     In March 1995, NJNG instituted an action for declaratory relief against 24 separate insurance companies in the Superior Court of New Jersey, Docket No. OCN-L-859-95. These insurance carriers provided comprehensive general liability coverage to NJNG from 1951 through 1985. In July 1996, the complaint was amended to name Kaiser-Nelson Steel and Salvage Company (Kaiser-Nelson) and its successors for environmental damages caused by Kaiser-Nelson’s decommissioning of structures at several MGP sites. In September 2001, NJNG reached a favorable settlement with the insurance carrier that provided the majority of NJNG’s coverage. This settlement involved a significant cash payment to NJNG, which was credited to the remediation rider, and was received in four installments ending in October 2004. In January 2006, NJNG reached a settlement of all claims with Kaiser-Nelson, which included a cash payment that was received by NJNG and credited to the remediation rider. Consequently, NJNG has now dismissed or reached a settlement with all of its insurance carriers who provided comprehensive general liability coverage to NJNG in connection with the MGP sites.
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
     NJNG’s insurance carriers were initially notified of the claims and Kemper Insurance Company (Kemper), under the ERCLIP, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, NJNG initiated litigation against Kemper (See Kemper Insurance Company Litigation below).
     Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, with BPU approval, through the remediation rider.
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
     In 2006, six additional pro se complaints were filed against the Company and NJNG: Denise Nichols v. New Jersey Natural Gas Company, et al., Docket # BER-L-871-06; Marlene Roddy v. New Jersey Natural Gas Company, Docket # BER-L-414-06; Andrew Everett v. New Jersey Natural Gas Company, et al., Docket # BER-L-286-06; Michele Nichols v. New Jersey Natural Gas Company, et al., Docket # BER-L-288-06; Denise Jordan v. New Jersey Natural Gas Company, et al., Docket # BER-L-413-06; and China Jones v. New Jersey Natural Gas Company, et al., Docket # BER-L-291-06. These complaints, which were filed in the Superior Court of New Jersey, Law Division, Bergen County, allege the same claims made in the Mass Tort Litigation. NJNG and the Company believe that the allegations in the complaints have no merit and are vigorously defending against them. Additionally, although more pro se complaints have been filed against NJNG and/or the Company, plaintiffs have not complied with the New Jersey Rules of Court by serving process upon either the Company or NJNG. Further, NJNG and the Company believe that the allegations in the complaints have no merit. Accordingly, if and when NJNG and/or the Company are properly served with these complaints, they will review them and vigorously defend them as well.

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

7. EARNINGS PER SHARE
     The following table presents the calculation of our basic and diluted EPS:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

(Thousands)	2006	2005	2006	2005

Net (loss) income	$(3,975)	$1,835	$90,490	$83,702

Basic EPS
Average shares of common stock outstanding — basic	28,055	27,468	27,809	27,616
Basic (Loss) Earnings per Common Share	$(0.14)	$.07	$3.25	$3.03

Diluted EPS
Average shares of common stock outstanding — basic	28,055	27,468	27,809	27,616
Incremental shares (1)	341	611	330	582

Average shares of common stock outstanding — diluted	28,396	28,079	28,139	28,198
Diluted (Loss) Earnings per Common Share	$(0.14)	$.07	$3.22	$2.97

(1)	Incremental shares consist of stock options, stock awards and performance units.
8. STOCK BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123R. In addition, SFAS 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002 at the fair value of the options at date of grant. The Company determines the fair value of the options using the Black-Scholes method. Unvested awards granted previous to October 1, 2002 that are now being expensed under SFAS 123R are immaterial to the financial statements. The Company adopted SFAS 123R effective October 1, 2005, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

The following table summarizes stock-based compensation expense recognized during the three and nine month periods ended June 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Stock-based compensation expense:
Stock options	$105	$22	$338	$205
Performance units	77	53	213	53
Restricted stock	8	—	13	—

Compensation expense included in O&M expense	190	75	564	258
Income tax benefit	(78)	(31)	(230)	(105)

Total, net of tax	$112	$44	$334	$153

     Following is a reconciliation of the as reported and pro forma net income and earnings per share for the three and nine months ended June 30, 2005, for options granted prior to October 1, 2002, which are accounted for under APB 25, “Accounting for Stock Issued to Employees.” Beginning October 1, 2005, all options are being expensed under SFAS 123R.

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(Thousands)	2005	2005

Net income, as reported	$1,835	$83,702
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	136

Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(92)	(329)

Pro forma net income	$1,771	$83,509

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Basic earnings per share—as reported	$0.07	$3.03
Basic earnings per share—pro forma	$0.06	$3.02

Diluted earnings per share—as reported	$0.07	$2.97
Diluted earnings per share—pro forma	$0.06	$2.96

  Stock Options
     The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options issued during the three and nine months ended as of June 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Dividend yield	—	3.0%	3.2%	3.0%
Volatility	—	12.6%	13.2%	12.8%
Expected life (years)	—	7	7	7
Risk-free interest rate	—	4.0%	4.6%	4.0%
Weighted average fair value	—	$5.36	$5.44	$5.36

     There were no stock options grants in the three months ended June 30, 2006.
     The following table summarizes the stock option activity for the three and nine months ended June 30, 2006:

		Weighted
		Average
	Shares	Exercise Price

Outstanding as of October 1, 2005	1,545,657	$29.29
Granted	22,200	$42.26
Exercised	(199,232)	$24.07
Forfeited	—	—

Outstanding as of December 31, 2005	1,368,625	$30.26

Granted	6,000	$44.95
Exercised	(378,378)	$26.41
Forfeited	—	—

Outstanding as of March 31, 2006	996,247	$31.82

Granted	—	—
Exercised	(65,720)	$28.25
Forfeited	(7,498)	$31.49

Outstanding as of June 30, 2006	923,029	$32.07

Exercisable as of June 30, 2006	726,254	$29.44

     The following table summarizes stock options outstanding and exercisable as of June 30, 2006:

	Outstanding				Exercisable
		Weighted
		Average
		Remaining
	Number	Contractual	Weighted	Aggregate	Number	Weighted	Aggregate
	of Stock	Term	Average	Intrinsic Value	of Stock	Average	Intrinsic Value
Exercise Price Range	Options	(in years)	Exercise Price	(in thousands)	Options	Exercise Price	(in thousands)

$18.22 – $22.78	14,845	1.5	$21.48	$376	14,845	$21.48	$376
$22.78 – $27.33	109,264	3.3	$25.77	2,295	109,264	$25.77	2,295
$27.33 – $31.89	564,720	4.8	$28.74	10,190	522,720	$28.51	9,548
$31.89 – $36.44	10,500	6.8	$33.71	119	10,500	$33.71	119
$36.44 – $41.00	22,000	7.6	$38.09	203	14,000	$38.30	131
$41.00 – $45.55	201,700	8.8	$44.83	392	54,925	$44.59	120

Total	923,029	5.5	$32.07	$13,575	726,254	$29.44	$12,589

     Performance Units
     The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the three and nine months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Units(1)	Fair Value

Non-vested and outstanding at October 1, 2005	36,750	$29.36
Granted	6,000	$27.31
Vested	—	—
Cancelled/forfeited	—	—

Non-vested and outstanding at December 31, 2005	42,750	$29.07

Granted	1,200	$28.97
Vested	—	—
Cancelled/forfeited	—	—

Non-vested and outstanding at March 31, 2006	43,950	$29.07

Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—

Non-vested and outstanding at June 30, 2006	43,950	$29.07

(1)	The number of common shares issued related to performance units may range form zero to 150 percent of the number of units shown in the table above based on the Company’s achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies.
     36,750 performance units were granted during the nine month period ended June 30, 2005.

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
     Restricted Stock
     In the nine months ended June 30, 2006, the Company granted 2,755 shares of restricted stock pursuant to the Employee and Outside Director Long-Term Incentive Compensation Plan. The stock is restricted for a period of four years from grant date. The Company is recognizing expense based on the market value of the stock as of the grant date over the vesting period.
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
     As of June 30, 2006, NJR had a $2.75 million letter of credit outstanding on behalf of NJRES, which expired on July 31, 2006, in conjunction with a short-term natural gas purchase agreement. The expiration of the letter of credit did not have a material impact on NJRES’ financial condition, results of operations or cash flows.
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
     On October 1, 2004, NJNG’s $25 million, 8.25% Series Z First Mortgage Bonds matured.
     As of June 30, 2006, NJNG had a $62 million letter of credit outstanding, which will expire on December 31, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary.
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
     In June 2004, NJNG purchased interest-rate caps with several banks to hedge interest rate exposure on its $97 million of tax-exempt, variable-rate long-term debt. The interest-rate caps expired in July 2006 and limited NJNG’s variable-rate debt exposure for the tax-exempt EDA Bonds at 3.5 percent. The interest-rate caps were treated as cash flow hedges with changes in fair value accounted for in Accumulated other comprehensive income.
     In July 2006, NJNG entered into new interest-rate cap agreements expiring in July 2009 that limit NJNG’s variable-rate debt exposure for the tax-exempt EDA bonds at 4.5 percent. These new interest-rate caps are expected to be treated as cash flow hedges with changes in fair value accounted for in Accumulated other comprehensive income.
10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and over-the-counter swap agreements. NJNG’s recovery of natural gas costs is governed by the BGSS, but to hedge against price fluctuations, NJNG utilizes futures, options and swaps through its corporate financial risk management program. NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. NJR Energy has hedged a long-term fixed-price contract to sell natural gas. NJR Energy has entered into several swap agreements to hedge fixed-price gas sale contracts (Gas Sale Contracts) to an energy marketing company. To hedge its price risk, NJR Energy entered into several swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sale Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above. The amounts included in Other Comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs. These cash flow hedges cover various periods of time ranging from August 2006 to October 2010.
     The following table summarizes the ineffective portions of the Company’s cash flow hedges that are included as an (expense) benefit as part of Gas purchases in the Condensed Consolidated Statements of Income:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

NJRES	$(444)	$189	$8,323	$(1,218)
NJR Energy	28	18	63	51

Total Consolidated	$(416)	$207	$8,386	$(1,167)

     The ineffective portions of the NJRES cash flow hedges relate to certain natural gas basis swap contracts, which conclude in October of 2006, that were deemed ineffective during the adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Operating Revenues
Natural Gas Distribution	$163,914	$174,761	$1,029,666	$957,807
Energy Services	365,373	362,727	1,716,093	1,476,519
Retail and Other	6,884	6,816	19,547	29,072

Subtotal	536,171	544,304	2,765,306	2,463,398
Intersegment revenues (1)	(68)	(24)	(205)	(73)

Total	$536,103	$544,280	$2,765,101	$2,463,325

Operating Income (Loss)
Natural Gas Distribution	$5,365	$8,865	$96,305	$101,014
Energy Services	(9,906)	(4,926)	65,257	33,817
Retail and Other	1,142	1,912	1,650	12,943

Total	$(3,399)	$5,851	$163,212	$147,774

Net Income(Loss)
Natural Gas Distribution	$1,698	$3,868	$53,890	$56,959
Energy Services	(6,397)	(3,314)	35,499	18,692
Retail and Other	724	1,281	1,101	8,051

Total	$(3,975)	$1,835	$90,490	$83,702

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.
     The Company’s assets for the various business segments are detailed below:

	June 30,	September 30,	June 30,
(Thousands)	2006	2005	2005

Assets at Period-End
Natural Gas Distribution	$1,506,319	$1,581,758	$1,398,931
Energy Services	533,401	501,051	347,607
Retail and Other	98,352	127,019	112,485

Total	$2,138,072	$2,209,828	$1,859,023

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
     Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment.
     The components of the qualified plans net periodic cost were as follows:

	Pension				OPEB
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$751	$677	$2,253	$2,031	$380	$324	$1,140	$972
Interest cost	1,408	1,324	4,224	3,972	615	545	1,845	1,635
Expected return on plan assets	(1,782)	(1,596)	(5,346)	(4,788)	(458)	(425)	(1,374)	(1,275)
Amortization of:
Prior service cost	21	28	63	84	19	20	57	60
Transition obligation	—	—	—	—	89	89	267	267
Loss	433	257	1,299	771	206	171	618	513
Net initial obligation	(3)	(28)	(9)	(84)	—	—	—	—

Net periodic cost	$828	$662	$2,484	$1,986	$851	$724	$2,553	$2,172

     In fiscal 2006, the Company has no minimum pension funding requirements, however, in the fourth quarter of fiscal 2006, the Company currently expects to make discretionary contributions of $10 million to the Pension Plan and $3 million to the OPEB Plans. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years
13. COMPREHENSIVE INCOME
     The amounts included in other comprehensive income related to natural gas instruments, which have been designated cash flow hedges, will reduce or increase natural gas costs as the underlying physical transaction impacts earnings. Based on the amount recorded in Accumulated other comprehensive income at June 30, 2006, $1.1 million is expected to be recorded as an increase to natural gas costs for the remainder of fiscal 2006. For the three months ended June 30, 2006 and 2005, $6.4 million and $5.7 million was credited to natural gas costs, respectively, and for the nine months ended June 30, 2006 and 2005, $28.4 million and $11.9 million was charged to natural gas costs, respectively.
14. COMMITMENTS AND CONTINGENT LIABILITIES
     Cash Commitments
     NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $103 million at current contract rates and volumes, which are recovered through the BGSS.

     As of June 30, 2006, there were NJR guarantees covering approximately $291 million of future natural gas purchases and demand fee commitments of NJRES and NJNG.
     NJNG’s capital expenditures are estimated at $28.2 million for the remainder of fiscal 2006 and $71.4 million in fiscal 2007 and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking. The Company’s future minimum lease payments under various operating leases are less than $3.7 million annually for the next five years and $791,000 in the aggregate for all years thereafter.
     MGP Remediation
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
15. OTHER
     At June 30, 2006, there were 28,074,382 shares of common stock outstanding and the book value per share was $21.21.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2006
Management’s Overview
     New Jersey Resources (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent to New England and Canada. Its principal subsidiary, New Jersey Natural Gas (NJNG), is a natural gas utility, which provides regulated retail natural gas service in central and northern New Jersey, and also participates in the off-system sales and capacity release markets and comprises the Natural Gas Distribution segment. NJNG is regulated by the New Jersey Board of Public Utilities (BPU). NJR’s most significant unregulated subsidiary, NJR Energy Services (NJRES), provides unregulated wholesale energy services and comprises the Energy Services segment. The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments. Net income and assets by business segment are as follows:

(Thousands, except percentages)
Nine Months Ended June 30,	2006		2005

Net Income
Natural Gas Distribution	$53,890	60%	$56,959	68%
Energy Services	35,499	39	18,692	22
Retail and Other	1,101	1	8,051	10

Total	$90,490	100%	$83,702	100%

(Thousands, except percentages)
As of June 30,	2006		2005

Assets
Natural Gas Distribution	$1,506,319	70%	$1,398,931	75%
Energy Services	533,401	25	347,607	19
Retail and Other	98,352	5	112,485	6

Total	$2,138,072	100%	$1,859,023	100%

     Natural Gas Distribution operations have been managed with the goal of growing profitably, while keeping customer prices as stable as possible. NJNG, working together with the BPU and the New Jersey Division of the Ratepayer Advocate (RPA), has been able to accomplish this goal through several key initiatives including:
•	Managing its customer growth, which is expected to total approximately 2.3 percent annually.

•	Generating earnings and customer savings from various BPU-authorized utility gross margin-sharing incentive programs, which are currently approved through October 31, 2007.

•	Reducing the impact of weather on NJNG’s earnings and customer bills through an updated weather-normalization clause (WNC).

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible.

•	Improving its cost structure through various productivity initiatives.

     As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements and related litigation. (See Note 6. Legal and Regulatory Proceedings–Manufactured Gas Plant Remediation and Long Branch MGP Site Litigation.) If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.
     The Energy Services segment focuses on providing wholesale energy services, including base load natural gas services, peaking services and balancing services, utilizing physical assets it controls, as well as natural gas management services to third parties. NJRES’ contribution to earnings has increased over the past several years due primarily to increases in its portfolio of pipeline and storage capacity and the volatile nature of wholesale natural gas prices. The volatile nature of wholesale natural gas prices over short periods of time can significantly impact NJRES’ revenue and gross margin. Furthermore, gross margin for NJRES is generally greater during the winter months, while the fixed costs of its capacity assets are generally spread throughout the year. Therefore, NJRES’ performance for the three fiscal quarters is not indicative of its full year performance. Future growth is expected to come from opportunities that include the acquisition of additional storage and pipeline capacity assets and portfolio management services for third parties.
     In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.
     In the conduct of the Company’s business, management focuses on factors it believes may have significant influence on the Company’s future financial results. NJR’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions. The impact of weather on NJNG’s utility gross margin has been significantly mitigated due to the WNC, however, lower customer usage per degree day is not captured by the WNC. NJNG has experienced lower customer usage per degree day, which it believes is due primarily to an increase in wholesale commodity costs. In order to reduce the impact of the reduction in customer usage, in December 2005, NJNG filed with the BPU a Conservation and Usage Adjustment (CUA) to replace the WNC and to decouple the link between customer usage and NJNG’s utility gross margin. The CUA also includes programs designed to further customer conservation efforts. Discussions on the CUA proposal are taking place with the BPU and RPA. If NJNG is not successful in receiving approval of the CUA proposal, NJNG will consider other regulatory strategies to address this issue, such as expanded incentive programs, and/or the filing of a base rate case.
     NJNG’s operating expenses are heavily influenced by labor costs, a large component of which is covered by a collective bargaining agreement that expires in December 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence the Company’s results.
     Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of NJR’s working capital requirements, significant changes in interest rates can also impact NJR’s results.

     Critical Accounting Policies
     A summary of NJR’s critical accounting policies is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2005. NJR’s critical accounting policies have not changed materially from those reported in the 2005 Annual Report on Form 10-K.
     Results of Operations
     For the three months ended June 30, 2006, NJR incurred a net loss of $3.9 million compared with net income of $1.8 million for the same period last year. Basic earnings per share (EPS) decreased to a loss of $.14 compared with earnings of $.07 last year. Diluted EPS also decreased to a loss of $.14 compared with earnings of $.07 last year.
     Net income for the nine months ended June 30, 2006 increased 8 percent to $90.5 million, compared with $83.7 million for the same period last year. Basic EPS increased 7.3 percent to $3.25, compared with $3.03 last year. The results for the nine months ended June 30, 2005 included a gain of $.22 per basic share on the sale of a commercial office building and a charge of $.05 per basic share associated with an early retirement program for officers. Net of these items, NJR’s earnings in the nine months ended June 30, 2005 were $2.87 per basic share and $2.81 per diluted share.
     A summary of NJR’s results by business segment for the three and nine months ended June 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Net Income(Loss)
Natural Gas Distribution	$1,698	$3,868	$53,890	$56,959
Energy Services	(6,397)	(3,314)	35,499	18,692
Retail and Other	724	1,281	1,101	8,051

Total	$(3,975)	$1,835	$90,490	$83,702

     NJR’s fiscal 2006 earnings have been driven by NJRES, the Company’s energy services business unit, which more than offset lower earnings at NJNG, the Company’s Natural Gas Distribution business unit. For the quarter ended June 30, 2006, NJRES reported a net loss of $6.4 million, compared with a net loss of $3.3 million for the same period last year. NJRES’ net income for the nine months ended June 30, 2006, grew to $35.5 million, a 90 percent increase over net income of $18.7 million for the same period last year. NJNG’s net income for the quarter ended June 30, 2006, decreased by 56 percent to $1.7 million from net income of $3.9 million for the same period last year. NJNG’s net income for the nine months ended June 30, 2006, decreased by 5.4 percent to $53.9 million from net income of $56.9 million for the same period last year.

     Provided below is a reconciliation of as reported and as adjusted information for Net Income and basic and diluted earnings per share for the nine months ended June 30, 2005. This reconciliation reflects the impact of the gain on sale of a commercial office building and a charge related to an early retirement program for officers. Management believes that this reconciliation is needed due to the unusual nature of these two items and that they were not indicative of core results. It also provides for a more consistent comparison with current year results.

(Thousands, except per share data)	Nine Months Ended June 30, 2005
			NJRHS
	NJNG	NJRES	and Other	Total

Net Income, as reported	$56,959	$18,692	$8,051	$83,702
Exclude:
Gain on sale of commercial office building			(5,972)	(5,972)
Charge for early retirement program	915	8	569	1,492

Net Income, as adjusted	$57,874	$18,700	$2,648	$79,222

Earnings per share basic, as reported				$3.03
Exclude:
Gain on sale of commercial office building				(.22)
Charge for early retirement program				.05

Earnings per share basic, as adjusted*				$2.87

Earnings per share diluted, as reported				$2.97
Exclude:
Gain on sale of commercial office building				(.21)
Charge for early retirement program				.05

Earnings per share diluted, as adjusted				$2.81

*  Amount does not foot due to rounding
Natural Gas Distribution Operations
     NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 469,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG’s goal is to grow profitably while keeping customer prices as stable as possible.
     In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued an order to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) service prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers. In January 2002, the BPU ordered that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action.

     NJNG’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Utility Gross Margin
Operating revenues	$163,914	$174,761	$1,029,666	$957,807
Gas purchases	118,088	126,900	769,870	697,646
Energy and other taxes	7,024	7,359	48,790	46,220
Regulatory rider expense	4,005	4,793	25,868	28,707

Total Utility Gross Margin	$34,797	$35,709	$185,138	$185,234

Utility Gross Margin
Residential and commercial	$28,571	$29,986	$159,477	$160,131
Transportation	5,516	4,660	18,377	19,465

Total Utility Firm Gross Margin	34,087	34,646	177,854	179,596

Incentive programs	481	799	6,527	4,807
Interruptible	229	264	757	831

Total Utility Gross Margin	34,797	35,709	185,138	185,234

Operation and maintenance expense	20,199	17,964	61,170	57,461
Depreciation and amortization	8,580	8,243	25,480	24,547
Other taxes not reflected in utility gross margin	653	637	2,183	2,212

Operating income	$5,365	$8,865	$96,305	$101,014

Other income	$980	$787	$2,541	$2,271

Interest charges, net	$3,719	$3,397	$11,493	$10,707

Net income	$1,698	$3,868	$53,890	$56,959

Utility Gross Margin
     NJNG’s utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA), which is included in Energy and other taxes on the Consolidated Statements of Income, and regulatory rider expenses. Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be primarily offset by corresponding revenues. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are, subject to BPU approval, passed through to customers, and therefore, should have no effect on utility gross margin. This definition of utility gross margin may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS price includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and, subject to BPU approval, reflected in the BGSS in subsequent periods. Sales tax is calculated at 6 percent of revenue and excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts. Effective July 15, 2006, the sales tax was increased to 7 percent. TEFA is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. Regulatory rider expenses are calculated on a per-therm basis.

     NJNG’s operating revenues decreased by $10.8 million, or 6.2%, and gas purchases decreased by $8.8 million, or 6.9%, for the three months ended June 30, 2006, compared with the same period in the prior year. These decreases were the result of weather being 27.6% warmer for the three months ended June 30, 2006 than the same period in the prior year, coupled with a reduction in customer usage per degree day, partially offset by customer growth. NJNG’s operating revenues increased by 7.5 percent to $1.0 billion, and gas purchases increased by 10.4 percent to $769.9 million for the nine months ended June 30, 2006, compared with the same period last year. For the nine months, the increases in operating revenues and gas purchases were the result of higher prices due primarily to the increase in wholesale commodity costs. Sales tax and TEFA, which are presented gross in the Consolidated Statements of Income, totaled $7.0 million and $7.4 million for the three months ended June 30, 2006 and 2005, respectively, and $48.8 million and $46.2 million for the nine months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, the sales tax and TEFA decreased due to lower revenue and therm sales, respectively. For the nine months ended June 30, 2006, the increase in sales tax due to higher revenue more than offset the decrease in TEFA due to lower therm sales. Regulatory rider expenses totaled $4.0 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively, and $25.9 million and $28.7 million for the nine months ended June 30, 2006 and 2005, respectively. The decrease in regulatory rider expenses is due primarily to a decrease in firm throughput.
     Utility gross margin is described in three major categories: 1) Utility Firm Gross Margin from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs; 2) incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release, FRM or storage incentive programs are shared between customers and NJNG; and 3) utility gross margin from interruptible customers who have the ability to switch to alternative fuels and are subject to BPU-approved incentives.
Utility Firm Gross Margin
     Utility gross margin from residential and commercial customers is impacted by the WNC, which provides for a revenue adjustment if the weather varies by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) is billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The WNC does not, however, capture changes in customers’ usage per degree day from the assumed levels in the WNC. The weather for the three months ended June 30, 2006 was 26.3 percent warmer than normal and for the nine months ended June 30, 2006 it was 9.8 percent warmer than normal, which resulted in an accrual of utility gross margin under the WNC of $2.5 million and $10.2 million for the three and nine months ended June 30, 2006, respectively.
     Customers switching between sales service and transportation service affect the components of utility gross margin from firm customers. NJNG’s total utility firm gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.
     Total utility firm gross margin decreased by $559,000, or 1.6 percent, for the three months, and $1.7 million, or 1.0 percent, for the nine months ended June 30, 2006, compared with the same periods last year. These decreases were due to a reduction in customer usage per degree day, which offset customer growth. Management believes that the reduction in usage per degree day was due primarily to an increase in wholesale commodity costs, which resulted in increased customer conservation.
     Utility firm gross margin from sales to residential and commercial customers decreased by $1.4 million, or 4.7 percent, and $654,000, or less than 1 percent, for the three months and nine months ended June 30, 2006, respectively, compared with the same periods last year.

Sales to residential and commercial customers were 5.9 billion cubic feet (Bcf) and 46.0 Bcf for the three and nine months ended June 30, 2006, respectively, compared with 7.7 Bcf and 51.0 Bcf, respectively, in the same periods last year. The relatively small change in utility gross margin and sales was due to the lower usage per degree day, offsetting customer growth, as discussed above.
     Utility firm gross margin from transportation service increased $856,000, or 18.4 percent, and decreased $1.1 million, or 5.6 percent, for the three and nine months ended June 30, 2006, respectively, compared with the same periods last year. NJNG transported 1.7 Bcf and 6.6 Bcf for the three and nine months ended June 30, 2006, respectively, compared with 1.2 Bcf and 7 Bcf, respectively, in the same periods last year. The decrease in transportation utility firm gross margin for the nine months was primarily due to lower usage per degree day discussed above. The increase for the three months was due primarily to a large customer shifting from interruptible to transportation services.
     NJNG had 8,491 and 11,105 residential customers and 3,695 and 3,517 commercial customers using its transportation service at June 30, 2006 and 2005, respectively. The decrease in residential transportation customers was due primarily to a decrease in third-party marketing efforts in NJNG’s service territory.
     During the first nine months of fiscal 2006, NJNG added 7,871 new customers, 34 percent of which converted from other fuels. In addition, 175 existing customers added natural gas heat to their existing service. In fiscal 2006, NJNG currently expects to add approximately 10,628 new customers and convert an additional 700 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.3 percent.
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
Incentive Programs
     To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to wholesale customers outside its franchise territory when the natural gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year round, over a larger and more diverse customer base. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. NJNG retains 15 percent of the utility gross margin from these sales, with 85 percent credited to firm customers through the BGSS.
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

     NJNG’s incentive programs totaled 8.3 Bcf and generated $481,000 of utility gross margin and 30 Bcf and $6.5 million of utility gross margin for the three and nine months ended June 30, 2006, respectively, compared with 10.1 Bcf and $799,000 of utility gross margin and 38.7 Bcf and $4.8 million of utility gross margin, for the same periods last year. For the nine months, the increase in utility gross margin was due primarily to the FRM and the storage incentive programs, which both benefited from additional volatility in the wholesale energy market. The decrease in the three months was due primarily to timing differences in the storage incentive program.
Interruptible
     NJNG serves 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 8.6 percent and 4.8 percent of total throughput for the nine months ended June 30, 2006 and 2005, respectively, they accounted for less than 1 percent of the total utility gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .2 Bcf and .5 Bcf, for the nine months ended June 30, 2006 and 2005, respectively. In addition, NJNG transported 4 Bcf and 5.8 Bcf for the nine months ended June 30, 2006 and 2005, respectively, for its interruptible customers.
Operation and Maintenance Expense
     Operation and maintenance (O&M) expense increased by $2.2 million, or 12.4 percent, and $3.7 million, or 6.5 percent, for the three and nine months ended June 30, 2006, respectively. The increase in both periods was due primarily to higher bad debt, labor costs and BPU assessments. Higher bad debt costs are due primarily to increased commodity prices. Higher labor costs are due primarily to annual wage increases and the absence of certain credits associated with incentive compensation in the prior year that did not recur in the current year.
Operating Income
     Operating income decreased by $3.5 million, 39.5 percent, and $4.7 million, or 4.7 percent, for the three and nine months ended June 30, 2006, respectively compared with the same period last year. The decrease in both periods was due primarily to the lower firm gross margin and higher O&M expense, partially offset by higher incentive program gross margins described above.
Net Income
     Net income decreased $2.1 million, or 56.1 percent, and $3.1 million, or 5.4 percent, for the three and nine months ended June 30, 2006, respectively, due primarily to lower operating income as described above and higher interest expense due primarily to an increase in interest rates over the same periods in the prior year.
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

This strategy provides customers with better pricing and allows NJRES to extract more value from its portfolio of storage and transportation capacity. In addition, these customers have come to rely on NJRES’ reliability, which is, in part, due to the ability to deliver from a firm supply source.
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
     NJRES’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Operating revenues	$365,373	$362,727	$1,716,093	$1,476,519
Gas purchases	371,589	365,136	1,640,970	1,435,740

Gross margin	(6,216)	(2,409)	75,123	40,779
Operation and maintenance expense	3,472	2,103	9,214	6,221
Depreciation and amortization	53	70	156	182
Other taxes	165	344	496	559

Operating (loss) income	$(9,906)	$(4,926)	$65,257	$33,817

Net (loss) income	$(6,397)	$(3,314)	$35,499	$18,692

     NJRES’ portfolio of transportation capacity provides the ability to extract value from price differentials in different regions. Depending on market pricing conditions, it can be more advantageous to engage in one transaction over the entire transportation path, as opposed to multiple transactions along the same transportation path. These market pricing conditions can then affect the transacted volume as well as revenue. Market conditions resulted in lower gross margin in the three month period ended June 30, 2006, as compared with the same period in the prior year and higher gross margin for the nine months ended June 30, 2006, as compared with the same period in the prior year.

     NJRES’ operating revenues and gas purchases increased by $2.6 million, or 0.7 percent, and by $6.5 million, or 1.8 percent, for the three months ended June 30, 2006, respectively, compared with the same periods last year. Natural gas sold and managed by NJRES totaled 50.7 Bcf for the three months ended June 30, 2006, compared with 49.6 Bcf in the same period last year.
     NJRES’ operating revenues and gas purchases increased by $239.6 million, or 16.2 percent, and by $205.2 million, or 14.3 percent, for the nine months ended June 30, 2006, respectively, compared with the same period last year. The increases were due primarily to higher natural gas prices, offset by lower volume. Natural gas sold and managed by NJRES, totaled 170.3 Bcf, for the nine months ended, June 30, 2006, compared with 202.2 Bcf in the same period last year. This decrease is due to market price conditions that influenced the use of transportation capacity.
     NJRES’ gross margin decreased by $3.8 million in the three months ended June 30, 2006, compared with the same period last year, due primarily to increased fixed demand costs. NJRES’ gross margin increased $34.3 million, or 84.2 percent, for the nine months ended June 30, 2006, compared with the same period last year, due primarily to favorable time spreads on larger storage asset positions, as well as securing positive locational spreads on transportation capacity and the benefit in market price changes from certain natural gas basis swaps, which conclude in October 2006, that were not deemed effective cash flow hedges upon the adoption of SFAS 133.
     Operation and maintenance expense increased by $1.4 million, or 65.1 percent, and $3.0 million, or 48.1 percent, for the three and nine months ended June 30, 2006, respectively, compared with the same periods last year, due primarily to higher labor and fringe benefits as a result of the operational growth of NJRES.
     Operating income decreased by $5.0 million and net income decreased by $3.1 million for the three months ended June 30, 2006, as compared to the same period last year primarily due to the increased fixed demand costs and higher labor costs noted above.
     Operating income increased by $31.4 million and net income increased by $16.8 million for the nine months ended June 30, 2006, as compared to the same period last year, due primarily to favorable time spreads, storage positions and the ineffective portion of the natural gas basis swaps that conclude in October of 2006, partially offset by higher labor costs.
     Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES’ gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the nine months ended June 30, 2006 are not expected to be an indication of the results for the fiscal year.
Retail and Other Operations
     The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to nearly 147,000 customers; CR&R, which holds and develops commercial real estate and NJR Energy, an investor in energy-related ventures through its operating subsidiary, Pipeline, which consists primarily of its equity investment in the Iroquois Gas Transmission System, L.P. (Iroquois); NJR Investment, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the company and all its subsidiaries.

     The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Operating revenues	$6,884	$6,816	$19,547	$29,072

Other income	$528	$580	$1,894	$1,949

Net income	$724	$1,281	$1,101	$8,051

     Retail and Other Operating revenue increased by $68,000 for the three months ended June 30, 2006, compared with the same period last year. Operating revenue decreased by $9.5 million, or approximately 33 percent for the nine months ended June 30, 2006. Net income decreased by $557,000  for the three months ended June 30, 2006, compared with the same period last year, due primarily to lower service contract revenue at NJRHS and higher corporate expenses. Net income decreased by $6.9 million for the nine months ended June 30, 2006, compared with the same period last year, due primarily to a $10.1 million pre-tax ($6 million after-tax) gain on the sale of a commercial office building in fiscal 2005.
     Other income includes the amortization of a gain related to the sale-leaseback of a building, discussed below, and earnings generated from NJNR Pipeline’s equity investment in Iroquois.
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
     NJR’s consolidated capital structure was as follows:

	June 30,	September 30,	June 30,
	2006	2005	2005

Common stock equity	55%	47%	50%
Long-term debt	31	34	31
Short-term debt	14	19	19

Total	100%	100%	100%

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

Through June 30, 2006, NJR has repurchased 2,461,853 shares under this share repurchase plan.
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
     NJR had borrowings of $120.1 million, $174.1 million and $157.4 million at June 30, 2006, September 30, 2005 and June 30, 2005, respectively, under NJR’s committed credit facilities. NJNG had $33.6 million, zero and $36.3 million of commercial paper borrowings supported by NJNG’s committed credit facilities at June 30, 2006, September 30, 2005 and June 30, 2005, respectively.
     The following table is a summary of NJR and NJNG’s contractual cash obligations and their applicable payment due dates:

	NJR and NJNG Contractual Cash Obligations
	Payments Due by Period
		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years

Long-term debt *	$464,113	$13,077	$24,705	$74,486	$351,845
Capital lease obligations *	86,793	7,375	14,750	15,140	49,528
Operating leases *	8,914	2,967	3,788	1,368	791
Short-term debt	153,700	153,700	—	—	—
Clean energy program *	21,065	2,524	18,541	—	—
Construction obligations	8,383	8,383	—	—	—
Natural gas supply purchase obligations	1,385,959	298,348	387,917	342,154	357,540

Total NJR and NJNG contractual cash obligations	$2,128,927	$486,374	$449,701	$433,148	$759,704

*	These obligations include an interest component.

      The following table summarizes of NJRES’s total contractual cash obligations, all of which relate to natural gas supply purchase obligations, and their applicable payment due dates:

	NJRES Contractual Cash Obligations
	Payments Due by Period
		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years

Natural gas supply purchase obligations	$343,393	$243,588	$53,695	$28,534	$17,576

     As of June 30, 2006, there were NJR guarantees covering approximately $291 million of future natural gas purchases and demand fee commitments of NJRES and NJNG.
     As of June 30, 2006, NJR had a $2.75 million letter of credit outstanding, on behalf of NJRES, which expired on July 31, 2006, in conjunction with a short-term natural gas purchase agreement. The expiration of this letter of credit did not have a material impact on NJRES’ financial position, income or cash flow.
     As of June 30, 2006, NJNG had a $62 million letter of credit outstanding, which will expire on December 31, 2006, in conjunction with a long-term gas swap agreement. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary. NJNG expects to renew this letter of credit agreement upon its expiration.
     NJR and NJNG currently anticipate that their financing requirements in fiscal 2006 will be met through internally generated cash and the issuance of short-term debt.
     The Company is not currently required to make minimum pension funding contributions during fiscal 2006. However, in the fourth quarter of fiscal 2006, the Company currently expects to make discretionary contributions of $10 million to the Pension Plans and $3 million to the OPEB Plans. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years.
     Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet financing arrangements.
Cash Flows
     Operating Activities
     Cash flow from operating activities totaled $44.7 million for the nine months ended June 30, 2006, compared with $141.3 million in the same period last year. The decrease in operating cash flow was due primarily to changes in working capital and higher MGP expenditures, which were partially offset by higher net income and a lower gain on asset sale. The reduction in cash flow from working capital was due primarily to the increase in gas in storage and a decrease in gas purchases payable partially offset by the change in receivables, all of which were caused by higher storage volumes and wholesale gas commodity costs.

     NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $22.3 million in fiscal 2006. (See Note 14.Commitments and Contingent Liabilities.)
     Financing Activities
     Cash flow used in financing activities totaled $19.9 million for the nine months ended June 30, 2006, compared with $128.4 million in the same period last year. The change was due primarily to the decrease in the reduction of short-term debt, increased issuance of long term debt and lower common stock repurchases.
     In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued like amounts of its 4.9% Series KK bonds to the EDA with a maturity date of October 1, 2040. (See Note 9. Long-and Short-Term Debt and Restricted Cash-Construction Fund)
     In December 2005 and 2004, NJNG received $4.1 million and $4.9 million in connection with the sale-leaseback of its vintage 2005 and 2004 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.
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
     NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements, which are funded by NJR.
     Investing Activities
     Cash flow used in investing activities totaled $45 million for the nine months ended June 30, 2006, compared with $14.7 million for the same period last year. The increase in cash used was due primarily to the inclusion in December 2004 of $30.6 million in cash proceeds generated from the sale of a commercial office building and the draw down of $6.3 million from the construction fund. In addition, cash used in the nine months ended June 30, 2006, included the $12.5 million deposit into a construction fund created under the EDA financing arrangement described above.
     NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2006 and 2007, compared with last year, due primarily to system integrity and expected replacement needed under pending pipeline safety rulemaking.

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

Standard &
	Poor’s	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A–1	P–1
Senior Secured	AA–	Aa3
Ratings Outlook	Negative	Stable
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
     The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into several swap transactions to hedge 18-year fixed-price contracts to sell remaining volumes of approximately 10.3 Bcf of natural gas (Gas Sale Contracts) to an energy marketing company.

NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sale Contracts. To hedge its price risk, NJR Energy entered into several swap agreements effective November 1995. Under the terms of these swap agreements, NJR Energy will pay its swap counterparties the identical fixed price it receives from the natural gas marketing company in exchange for the payment by such swap counterparties of a floating price based on an index price plus a spread per Mmbtu for the total volumes under the Gas Sales Contracts. In order to hedge its physical delivery risk, NJR Energy entered into a purchase contract with a second natural gas marketing company for the identical volumes it is obligated to sell under the Gas Sale Contracts and pays the identical floating price it receives under the swap agreements mentioned above.
     The following table reflects the changes in the net fair market value of commodity derivatives from September 30, 2005 to June 30, 2006:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	June 30,
(Thousands)	2005	Market Value	Settled	2006

NJNG	$35,135	$(152,517)	$(50,225)	$(67,157)
NJRES	(155,029)	204,170	39,904	9,237
NJR Energy	63,745	(30,824)	(11,521)	44,442

Total	$(56,149)	$20,829	$(21,842)	$(13,478)

     There were no changes in methods of valuations during the quarter ended June 30, 2006.
     The following is a summary of fair market value of commodity derivatives at June 30, 2006, by method of valuation and by maturity:

	Remaining			After	Total
(Thousands)	2006	2007	2008-2010	2010	Fair Value

Price based on NYMEX	$(2,246)	$7,543	$(62,036)	$(907)	$(57,646)
Price based on over-the-counter published quotations	1,041	10,432	32,120	575	44,168

Total	$(1,205)	$17,975	$(29,916)	$(332)	$(13,478)

     The following is a summary of commodity derivatives by type as of June 30, 2006:

				Amounts
				Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)

NJNG	Futures	(0.3)	$5.31-$11.08	$39,489
	Options	1.9	$8.00-$10.50	$(1,172)
	Swaps	(7.0)	$3.80-$10.10	$(105,474)

NJRES	Futures	(25.5)	$5.97-$11.99	$11,961
	Swaps	(40.2)	$(0.80)-$5.94	$(2,724)

NJR Energy	Swaps	11.0	$2.92-$4.41	$44,442

Total				$(13,478)

     The Company uses a value-at-risk (VAR) model to assess the market risk of its net futures, swaps and options positions. The VAR at June 30, 2006, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.2 million. The VAR with a 99 percent confidence level and a 10-day holding period was $5.2 million. The calculated VAR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.
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
     Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2006. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services. Unregulated counterparty credit exposure as of June 30, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$142,813	$124,829
Noninvestment grade	14,668	705
Internally rated investment grade	10,095	7,347
Internally rated noninvestment grade	5,804	—

Total	$173,380	$132,881

     NJNG’s counterparty credit exposure as of June 30, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure

Investment grade	$11,719	$8,119
Noninvestment grade	1,459	—
Internally rated investment grade	595	493
Internally rated noninvestment grade	1,362	—

Total	$15,135	$8,612

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
     Interest Rate Risk–Long-Term Debt
     At June 30, 2006, the Company (excluding NJNG) had no variable-rate, long-term debt.
     At June 30, 2006, NJNG had total variable-rate, tax-exempt long-term debt outstanding of $97 million, which is hedged by 3.5 percent interest-rate caps, expiring in July 2006. If interest rates were to change by 1 percent on the $97 million of variable-rate debt at June 30, 2006, NJNG’s annual interest expense, net of tax, would change by $574,000.
     In July 2006, NJNG entered into new interest-rate cap agreements expiring in July 2009 that limit NJNG’s variable-rate debt exposure from the tax-exempt EDA bonds at 4.5 percent.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period reported on in this report, NJR has undertaken an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NJR’s disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     During the quarter ended June 30, 2006, there were no changes to the Registrant’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially effect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information required by this Item is set forth in Part I, Item 1, Note 6. Legal and Regulatory Proceedings and is incorporated herein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times, most recently in January, 2006, to permit the repurchase of up to 3.5 million shares. As of June 30, 2006, the Company has repurchased 2,461,853 shares of its common stock.
     The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	That May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

04/1/06 – 04/30/06	—	—	—	1,038,147
05/1/06 – 05/31/06	—	—	—	1,038,147
06/1/06 – 06/30/06	—	—	—	1,038,147

Total	—	—	—	1,038,147

ITEM 6. EXHIBITS
     (a) Exhibits

10-1	Directors’ Deferred Compensation Plan

10-2	Directors’ Deferred Compensation Plan – Pre-409A

10-3	Officers’ Deferred Compensation Plan

10-4	Officers’ Deferred Compensation Plan – Pre 409A

10-5	Form of Supplemental Retirement Plan Agreement

10-6	Form of Employment Continuation Agreement

31-1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31-2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32-1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32-2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

*	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES
Date: August 9, 2006	/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and Chief Financial Officer