Form 10-K
period 2006-09-30
NEW JERSEY RESOURCES CORP
filed 2006-11-22
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

Large accelerated filer: ☒         Accelerated filer: ☐         Non-accelerated filer: ☐

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,253,111,780 based on the closing price of $45.25 per share on March 31, 2006.

The number of shares outstanding of $2.50 par value Common Stock as of November 20, 2006 was 27,678,310.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners to be held January 24, 2007, to be filed on or about December 22, 2006, are incorporated by reference into Part I and Part III of this report.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2007 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to those discussed in Risk Factors in Item 1A, as well as the following:

•        weather and economic conditions;

•        demographic changes in the New Jersey Natural Gas (NJNG) service territory;

•        the rate of NJNG customer growth;

•        volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;

•        changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•        commercial and wholesale credit risks, including creditworthiness of customers and counterparties;

•        the impact of governmental regulation (including the regulation of rates);

•        fluctuations in energy-related commodity prices;

•        conversion activity and other marketing efforts;

•        actual energy usage of NJNG’s customers;

•        the pace of deregulation of retail gas markets;

•        access to adequate supplies of natural gas;

•        the regulatory and pricing policies of federal and state regulatory agencies;

•        changes due to legislation at the federal and state level;

•        the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS (Continued)

•        sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;

•        the disallowance of recovery of environmental-related expenditures and other regulatory changes;

•        environmental-related and other litigation;

•        the effects and impacts of inflation on NJR and its subsidiaries operations;

•        change in accounting pronouncements issued by the appropriate standard setting bodies; and

•        terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation (NJR or the Company) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey, in states from the Gulf Coast to New England, and Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR’s subsidiaries and businesses include:

1)               New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 471,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company’s Natural Gas Distribution segment.

2)               NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary. It maintains and trades around a portfolio of physical assets consisting of natural gas storage and transportation contracts. As well, NJRES provides wholesale energy management services to other energy companies. NJRES comprises the Company’s Energy Services segment.

3)               The Company also has a Retail and Other operations segment, which includes the following companies:

a.)            NJR Retail Holdings (Retail Holdings), formed in November 2001 as an unregulated affiliate to consolidate the Company’s unregulated retail operations. Retail Holdings includes the operations of NJR Home Services (NJRHS), a company formed in August 1998 to provide heating ventilation and cooling (HVAC) service repair and contract services.

b.)           NJR Capital Services (Capital), formed as an unregulated affiliate to consolidate the Company’s unregulated energy-related and real estate investments. Capital includes the following wholly owned subsidiaries:

Commercial Realty & Resources (CR&R), a company formed in May 1966, which holds and develops commercial real estate.

NJR Investment, a company formed in October 2000 to make certain energy-related equity investments.

NJR Energy Holdings, including NJR Energy, which invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline) which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois).

c.)            NJR Service (Service), an unregulated company formed in August 2000 as a wholly owned subsidiary of NJR to provide shared administrative services, including corporate communications, financial and administrative, internal audit, legal, human resources and technology for NJR and all subsidiaries of NJR.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within three primary business segments: Natural Gas Distribution, Energy Services and Retail and Other.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance repair, sales and installation services, commercial real estate development, investment and other corporate activities.

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to approximately 471,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million people.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey seacoast. It is in proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 10,159 and 10,435 new customers and added natural gas heat and other services to another 874 and 929 existing customers in fiscal 2006 and 2005, respectively. This annual growth rate of approximately 2.2 percent is expected to continue with projected additions of approximately 20,300 new customers over the next two years. This growth would represent an annual increase of approximately 1.5 billion cubic feet (Bcf) in sales to firm customers and approximately $4.8 million in new utility gross margin, as calculated under NJNG’s Conservation Incentive Program (CIP) tariff, which became effective October 1, 2006.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Throughput

For the fiscal year ended September 30, 2006, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$598,274	53%	39.4	39%
Commercial and other	172,465	15	10.4	10
Firm transportation	28,656	2	7.4	7
Total residential and commercial	799,395	70	57.2	56
Interruptible	12,134	1	7.2	7
Total system	811,529	71	64.4	63
Incentive programs	327,245	29	38.4	37
Total	$1,138,774	100%	102.8	100%

In fiscal 2006, no single customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. Weather conditions directly influence the volume of natural gas delivered. The relative measurement of the impact of weather is in degree days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree day. Normal heating degree-days are based on a 20 year average, calculated based upon three reference areas representative of NJNG’s service territory.

For reporting periods though September 30, 2006, the impact of weather on the level and timing of NJNG’s revenues, gross margin and cash flows had been affected by a weather-normalization clause (WNC), which provided for a revenue adjustment if the weather varied by more than one-half of 1 percent from normal. However, the WNC did not capture declines in customer usage. The accumulated adjustment from one heating season (i.e., October-May) was billed or credited to customers in subsequent periods.

Beginning in October 2006, NJNG’s revenues, gross margin and cash flows will be affected by the CIP, which decouples the link between customer usage and NJNG’s utility gross margin, allowing NJNG to encourage its customers to conserve energy. During the three-year term of the pilot, the existing WNC would be suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. Under the CIP agreement, if NJNG does not file

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

for a rate review with the BPU within two years, the return on equity for the earnings test will decline from 10.5 percent to 10.25 percent. For additional information regarding the CIP, see Management’s Discussion and Analysis—Natural Gas Distribution Operations and Note 4. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG’s gas supply portfolio consists of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In fiscal 2006, NJNG purchased gas from 92 suppliers under contracts ranging from one day to four years. In fiscal 2006, NJNG purchased approximately 10.2 percent of its natural gas from Alberta Northeast Gas Limited. No other supplier provided more than 10 percent of NJNG’s natural gas supplies. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at eight city gate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	370,738	Various dates between 2007 and 2012
Iroquois Gas Transmission System, L.P.	20,468	2011
Tennessee Gas Pipeline Co.	35,894	Various dates between 2007 and 2008
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2007 and 2014
Columbia Gas Transmission Corp.	10,000	2009
	459,631

The pipeline companies that provide firm transportation service to NJNG and supply the above pipelines are ANR Pipeline Company, Tennessee Gas Pipeline, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	Various dates between 2008 and 2010
Transcontinental Gas Pipe Line Corp.	8,384	2009
	102,941

NJNG also has storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily deliverability (dths)	Expiration
ANR Pipeline Company	40,000	2007
Dominion Transmission Corporation (Dominion)	103,714	Various dates between 2011 and 2012
Central NY Oil & Gas (Stagecoach)	47,065	Various dates between 2007 and 2008
	190,779

Both Dominion and Stagecoach utilize NJNG’s transportation contracts to transport gas from their storage fields to NJNG’s city gate.

Peaking Supply

To manage its winter peak day demand NJNG maintains two liquefied natural gas (LNG) facilities. See Item 2. Properties–NJNG for additional information regarding the LNG storage facilities. NJNG presently has LNG storage deliverability of 150,000 dths per day, which represents approximately 20 percent of its estimated peak day sendout.

Basic Gas Supply Service

Wholesale natural gas prices remain volatile. NJNG has mitigated the impact of these volatile price changes on customers through the use of hedging instruments, which are part of its financial risk management program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause that requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The structure also allows each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS tariff can be implemented upon five days notice to the BPU.

On November 10, 2005, NJNG filed for a 23.2 percent price increase to an average residential customer, which was provisionally approved and became effective on December 14, 2005. This

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

increase was necessary due to higher wholesale natural gas prices and was subject to refund with interest.

During January and March 2006, NJNG filed supporting documentation with the BPU for a bill credit to its residential and small commercial sales customers for the period February 1, 2006 through April 30, 2006, as a result of lower wholesale natural gas prices. The bill credits, which temporarily reduced the BGSS tariff component, provided a benefit of approximately $28.6 million to NJNG’s residential and small commercial customers during that period.

On June 1, 2006, NJNG filed for a reduction to the BGSS rate for residential and small commercial customers, due to the continued decrease in wholesale natural gas prices. The impact to the average residential sales customer’s bill is a decrease of approximately 6.6 percent. This was approved by the BPU on a provisional basis on September 27, 2006. NJNG also credited approximately $22.5 million to residential and small commercial sales customers in September 2006.

On October 25, 2006, NJNG filed supporting documentation with the BPU for a self-implementing BGSS rate reduction to be effective November 1, 2006, which will lower residential and small commercial customers’ bills by approximately 4 percent.

This decrease was initiated due to the continued reduction in wholesale natural gas prices subsequent to NJNG’s November 10, 2005 BGSS filing.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG’s long-term natural gas requirements change, NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters, such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety and the sale or encumbrance of its properties.

See Note 4. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG’s rate proceedings.

Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG’s agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas enjoys an advantage over alternate fuels in over 95 percent of new construction due to its efficiency and reliability. As deregulation of the natural gas industry continues, prices will be determined by market supply and demand but, although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued a written order that approved a stipulation agreement among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. On September 30, 2006, NJNG had 8,594 residential and 4,280 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

In December 2000, the BPU issued a written order that resolved a customer account services proceeding. During the customer account services proceedings, the BPU noted that issues relating to the provision of services, such as metering and competitive billing, would be reviewed in the future. Based on the belief that there is little interest among third-party suppliers in competitive customer account services, the BPU staff recommended that further review be deferred until the competitive energy market is more fully developed.

In January 2002, the BPU issued an order stating that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. No additional action has been taken by the BPU subsequent to its initial order in January 2002.

ENERGY SERVICES

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls, as well as  asset management services to customers in states from the Gulf Coast and Mid-Continent to New England and Canada.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

come to rely on NJRES’ reliability, which is, in part, due to the ability to deliver from a firm supply source.

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast, Gulf Coast, Mid-Continent, Appalachia and Eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative for serving its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed-demand costs.

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

In fiscal 2006, NJRES had two customers, Hess Corporation and Washington Gas Light, who each represented more than 10 percent of its total revenue. Management believes that the loss of these customers would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

Generally, NJRES’ contracts are designated as a hedge for accounting purposes or meet the “normal purchase normal sale” scope exception of Statement of Financial Accounting Standards (SFAS) No. 133 (as amended) “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under the normal purchase normal sale scope exception of SFAS 133 the commodity contract is accounted for under accrual accounting. For each commodity contract designated as a hedge for accounting purposes, the fair value of the effective portion of the hedge is deferred on the balance sheet and recognized in the income statement upon settlement of the hedged transaction. If the commodity contract does not meet the normal purchase normal sale scope exception of SFAS 133, or does not qualify as a hedge for accounting purposes, then it is recorded at fair value as a component of operating revenues.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

RETAIL AND OTHER

Retail and Other operations consist primarily of the following unregulated affiliates: NJRHS, which provides service, sales and installation of appliances; CR&R, which holds and develops commercial real estate; NJR Energy, an investor in energy-related ventures through its subsidiary, Pipeline, which consists primarily of its 5.53 percent equity investment in Iroquois, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York; NJR Investment, which makes certain energy-related equity investments; and Service Corp., which provides shared administrative services to the Company and all its subsidiaries.

As of September 30, 2006, CR&R’s real estate portfolio consisted of 99 acres of undeveloped land in Monmouth and Atlantic counties and 5 acres of land currently being developed in Monmouth County. In fiscal 2005, CR&R changed its strategy with regard to its 52 acres of undeveloped land in Atlantic County. CR&R is seeking to sell, as opposed to developing, the land. In conjunction with this change in strategy, CR&R estimated its fair value and compared that to its book value. Accordingly, CR&R recognized a pre-tax impairment charge of $3.9 million in fiscal 2005. See Note 1.–Impairment of Long-Lived Assets in the accompanying Consolidated Financial Statements for a discussion of this change in strategy with regard to the Atlantic County land.

CR&R expects to sell approximately 15 acres of land in November 2006 for approximately $1.7 million, which would result in an anticipated pre-tax gain on sale of approximately $300,000. As this anticipated transaction will contain a lease-back provision with NJRHS of certain portions of buildings to be constructed on the acreage, it is expected that CR&R will recognize the pre-tax gain over the 10 year term of the lease.

CR&R’s 32 acres of undeveloped land in Monmouth County will continue to be developed as market conditions allow.

See Item 2. Properties–Retail and Other for additional information regarding CR&R’s remaining real estate assets.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for environmental remediation at certain manufactured gas plant (MGP) sites which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and in some cases, had been discontinued many years earlier. NJNG is involved with environmental investigations and remedial actions at these MGP sites. In September 2006, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated, at the time of the review, that exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible, will range from $105.4 million to $174.6 million.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.4 million on the Consolidated Balance Sheet, however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider, which is described in more detail in Item 3. Legal Proceedings. See Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements for information with respect to environmental matters involving material expenditures for the remediation of the MGP sites.

See Item 3. Legal Proceedings for additional information regarding environmental activities.

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value at September 30, 2006, of $9.6 million. This land is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the amount of developable yield from CR&R’s current estimates, a write-down of the carrying value of the undeveloped land may be required. Based upon the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the carrying value of the Monmouth County land was necessary as of September 30, 2006, because the estimated future cash flows from the development of the sites exceed the current investment in the sites.

Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditure for compliance with existing environmental laws and regulations, other than for the remediation of the MGP sites discussed in Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements, which would have a material effect upon the capital expenditures, results of operations or competitive position of the Company or its subsidiaries.

EMPLOYEE RELATIONS

The Company and its subsidiaries had 766 and 770 employees at September 30, 2006 and 2005, respectively. NJNG had 370 and 373 union employees at September 30, 2006 and 2005, respectively. NJRHS had 84 and 90 union employees at September 30, 2006 and 2005, respectively. In December 2003, NJNG reached an agreement with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, on a 5-year collective bargaining agreement which provides, among other things, for annual base wage increases of 3.25 percent, 3.5 percent, 3.5 percent, 3.75 percent and 4 percent, effective December 4, 2003, 2004, 2005, 2006 and 2007, respectively. In April 2003, NJRHS reached an agreement with the IBEW on a 4-year collective bargaining agreement

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

which provided, among other things, for an annual increase in base wages of 2.5 percent. The agreement also provided for annual increase in wages of 3 percent effective April 3, 2004, 2005 and 2006, with an additional 0.5 percent in “pay at risk” compensation if certain performance measures were met. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

ITEM 1A. RISK FACTORS

When considering any investment in our securities, investors should consider the following information, as well as the information contained under the caption “Forward Looking Statements,” in analyzing our present and future business performance. While this list is not exhaustive, our management also places no priority or likelihood based on their description or order of presentation.

Financial Risks

Ability to access the financial markets

NJR relies on access to both short-term and long-term credit as a significant source of liquidity for capital requirements not satisfied by its cash flow from operations. Any deterioration in NJR’s financial condition could hamper its ability to access the credit markets or otherwise obtain debt financing. Because certain state regulatory approvals may be necessary in order for NJNG to incur debt, NJNG may not be able to access credit markets on a timely basis.

External events could also increase the cost of borrowing or adversely affect the ability to access the financial markets. Such external events could include the following:

•       economic weakness in the United States or in the regions where NJR operates;

•       financial difficulties of unrelated energy companies;

•       capital market conditions generally;

•       market prices for natural gas;

•       the overall health of the natural gas utility industry; and

•       fluctuations in interest rates.

Restrictions on the ability to access financial markets could affect management’s ability to execute NJR’s , NJRES’ and NJNG’s business plan. An inability to access capital may limit the ability to pursue improvements or acquisitions that NJR, or its subsidiaries, may otherwise rely on for future growth.

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJNG

The debt of NJNG is currently rated by the rating agencies Moody’s Investor Services, Inc. and Standard & Poor’s as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships.

Lower credit ratings could also adversely affect relationships with state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

NJRES’ ability to conduct its business is dependent upon the creditworthiness of NJR

If the ability of NJR to issue parental guarantees, or if NJR suffers a reduction in its credit and borrowing capacity, the business prospects of NJRES, which rely on the creditworthiness of NJR, would be adversely affected. NJRES would possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties.

Debt covenants may impact financial condition if triggered

NJR and NJNG’s long-term debt obligations contain financial covenants related to debt-to-capital ratios and interest coverage ratios. The failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration would cause a material adverse change in NJR or NJNG’s financial condition.

An effective system of internal control is not maintained, leading to material weaknesses in internal control over financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires NJR’s management to make an assessment of the design and effectiveness of internal controls. It also requires NJR’s auditors to audit the design and effectiveness of these controls and to form an opinion on both management’s assessment and the effectiveness of these controls. Management’s ongoing assessment of these controls may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material deficiency in internal control exists. NJR’s auditors may also identify control deficiencies which may lead to identification of a material weakness in internal control. While NJR’s system of internal controls is reviewed periodically, there exist inherent limitations to control effectiveness, including management override, collusion and lapses in judgment. Should NJR fail to maintain an effective system of internal controls leading to identification of a material weakness, NJR may not be able to produce reliable financial statements, which could result in a loss of investor confidence and a decline in its stock value. In addition, should NJR not be able to produce reliable financial statements, it could limit NJR’s and NJNG’s ability to access the capital markets.

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

Operational Risks

NJNG’s operations are subject to certain operating risks

NJNG’s operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas, including explosions, pollution, release of toxic substances, fires, storms and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. If any of these events were to occur, NJR could suffer substantial losses. Moreover, as a result, NJR has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJR maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

Major changes in the supply and price of natural gas may affect financial results

While NJNG expects to provide for the demand of its customers for the foreseeable future, factors impacting suppliers and other third parties including increased competition, further deregulation, transportation costs, transportation availability and drilling for new natural gas resources may impact the supply and price of natural gas. NJNG actively hedges against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform, it may result in a loss that could have a material impact on the financial position, cash flows and statement of operations of NJR.

NJNG and NJRES rely on third parties to supply natural gas

NJNG’s ability to provide natural gas for its present and projected sales will depend upon its suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s city gate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service.

NJRES also relies on a firm supply source to meet its energy management obligations for its customers. Should NJRES’ suppliers fail to deliver supplies of natural gas, there could be a material impact on its cash flows and statement of operations.

The use of derivative contracts in the normal course of NJRES’ business could result in financial losses that negatively impact results of operations

NJRES uses derivatives, including futures, forwards and swaps, to manage commodity and financial market risks. NJRES could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

Inflation and increased natural gas costs could adversely impact NJNG’s customer base and customer collections and increase its level of indebtedness

Inflation has caused increases in certain operating and capital costs. NJR has a process in place to continually review the adequacy of NJNG’s rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. This situation also results in higher short-term debt levels and increased bad debt expense.

Changes in weather conditions may affect earnings and cash flows

Weather conditions and other natural phenomena can have an adverse impact on earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG’s distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While NJR believes the CIP will mitigate the impact of weather on its gross margin, unusual weather conditions may still have an impact on its earnings. The CIP will not mitigate the impact of unusual weather conditions on its cash flows.

Changes in customer growth may affect earnings and cash flows

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the additional conversion of customers to natural gas from other fuel sources. Should there be a slow down in these markets there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flow.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values and changing demographics and may have a material adverse effect on NJR’s financial results

NJR has two defined benefit pension plans and two postemployment health care plans (OPEB) for the benefit of substantially all full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

the pension and OPEB fund assets and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years and increases in health care costs.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of NJR’s pension and OPEB funds. In these circumstances, NJR may be required to recognize an increased pension and OPEB expense or a charge to the statement of operations to the extent that the pension and OPEB fund values are less than the total anticipated liability under the plans.

NJRES’ earnings and cash flows are dependent upon an asset optimization strategy of its physical assets with financial transactions

NJRES’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials, which in turn could affect NJRES’ earnings and cash flows.

NJRES is exposed to market risk and may incur losses in wholesale services

The commodity, storage and transportation portfolios at NJRES consist of contracts to buy and sell natural gas commodities, which are settled by physical delivery.

If the values of these contracts change in a direction or manner that NJRES does not anticipate, the value of NJRES’ portfolio could be negatively impacted. NJRES employs a value at risk (VaR) model over these portfolios. VaR is defined as the largest likely potential loss in portfolio value. Based on a 95 percent confidence interval and employing a 1-day and a 10-day holding period for all positions, NJRES’ portfolio of positions as of September 30, 2006 had a 1-day holding period VaR of $600,000 and 10-day holding period VaR of $2.5 million.

Accounting results may not be indicative of the risks NJRES is taking or the expected economic results due to changes in accounting for energy services

Although NJRES enters into various contracts to hedge the value of its energy assets and operations, there can be no assurance that the hedge is operating effectively as intended and will continue to do so. Any uncontemplated change in the underlying item being hedged to that of a different or unforecasted position could result in a substantial negative impact to NJRES’ and NJR’s, financial condition, statement of operations or statement of cash flows.

NJNG and NJRES rely on storage and transportation assets that they do not own or control to deliver natural gas

NJNG and NJRES depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. If transportation is disrupted, or if storage capacity is inadequate, including for reasons of force majeure, the ability of NJNG and NJRES to sell and deliver their

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates.

Regulatory and Legal Risks

NJR is subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to NJR

NJR and its subsidiaries are subject to substantial regulation from federal, state and local regulatory authorities. They are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits approvals and certificates from governmental agencies. These agencies regulate various aspects of their business, including customer rates, services and natural gas pipeline operations.

NJR and its subsidiaries cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to them. Changes in regulations or the imposition of additional regulations could influence their operating environment and may result in substantial costs to them.

NJNG may not be able to recover amounts paid to plaintiffs as part of the Long Branch litigation settlement

As fully described in Item 3. Legal Proceedings, during fiscal 2006, NJNG reached a confidential settlement with plaintiffs surrounding claims alleging among other things, personal injury, wrongful death, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch. NJNG requested that its insurer, Kemper Insurance Company (Kemper) defend and indemnify claims involving the Long Branch litigation and reimburse NJNG for remediation costs for the Long Branch site that exceed the self-insured retention. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In October 2004, NJNG instituted suit for declaratory relief against Kemper and the matter is currently being litigated. Management believes that litigation costs and the amounts paid pursuant to the settlement are recoverable through insurance and any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, with BPU approval, through the remediation rider. However, there can be no assurance as to the ultimate resolution of the Kemper litigation, the recovery of these amounts or the impact of these matters on NJNG’s financial condition, results of operations or cash flows.

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution operations, including construction and maintenance of facilities, operations, safety, rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

its affiliates. NJNG’s ability to obtain rate increases, extend its incentive programs and to maintain its current rates of return depends on regulatory discretion. There can be no assurance that NJNG will be able to obtain rate increases, continue its incentive programs or continue receiving its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future

NJNG records regulatory assets on its financial statements to reflect the rate-making nature and regulatory decision making of the BPU, as allowed by current accounting principles generally accepted in the United States of America. The creation of a regulatory asset allows for the deferral of costs that NJNG would normally, absent the recovery mechanism in rates approved by the BPU to charge its customers, charge to expense on its income statement. Primary regulatory assets that are subject to BPU approval include the underrecovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the WNC and the New Jersey Clean Energy program. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG’s financial position, operations and cash flows.

NJR’s charter and bylaws may delay or prevent a transaction that stockholders would view as favorable

The certificate of incorporation and bylaws of NJR, as well as New Jersey law, contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of NJR, which may negatively affect the market price of the common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may have the effect of preventing changes in management. In addition, the board of directors is authorized to issue preferred stock without stockholder approval on such terms as the board of directors may determine. The holders of common stock will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, NJR is subject to the New Jersey Shareholders’ Protection Act, which could have the effect of delaying or preventing a change of control of NJR.

Environmental Risks

NJR costs of compliance with present and future environmental laws are significant and could adversely affect its cash flows and profitability

NJR’s operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these laws and regulations may require NJR to expend significant financial resources to, among other things, conduct site remediation and perform environmental monitoring. If NJR fails to comply with applicable environmental laws and regulations, even if it is unable to do so due to factors beyond its control, it may be subject to civil liabilities or criminal penalties and may be required to incur significant expenditures to come into compliance. Additionally, any alleged violations of environmental laws and regulations may require NJR to expend significant resources in its defense against alleged violations.

New Jersey Resources
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,500 miles of distribution main, 6,300 miles of service main, 210 miles of transmission main and approximately 483,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of 150,000 dths per day. These facilities are used for peaking natural gas supply and emergencies.

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

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 31 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $195 million at September 30, 2006. In addition, under the terms of the Indenture, NJNG could have issued approximately $424 million of additional first mortgage bonds as of September 30, 2006.

Retail and Other (All properties are located in New Jersey)

At September 30, 2006, CR&R owned 122 acres of undeveloped land. See Note 1. Impairment of Long-Lived Assets in the accompanying Consolidated Financial Statements for a discussion of a change in strategy with regard to CR&R’s 52 acres of Atlantic County land.

See Item 1. Environment for a discussion of regulatory matters concerning undeveloped land owned by CR&R.

NJRHS leases service centers in Town of Dover, Morris County, and Tinton Falls, Monmouth County.

Capital Expenditure Program

See MD&A–Cash Flows for a discussion of anticipated fiscal 2007 and 2008 capital expenditures for each business segment.

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS

MGP Remediation

NJNG has identified 11 former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of these 11 sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. All of the former gas manufacturing facilities were subsequently dismantled by NJNG or the previous owners. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the NJDEP covering all 11 sites. These orders and agreements establish the procedures to be followed in developing a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of 10 of the MGP sites, Jersey Central Power & Light (JCP&L), a subsidiary of FirstEnergy Corporation (FirstEnergy).

In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy and an Environmental Response Compensation and Liability Insurance Policy (ERCLIP) for the two sites (see Kemper Insurance Company Litigation below.) On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby NJNG would take ownership of two sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. On April 12, 2006, the BPU approved a stipulation that maintained the existing recovery rate of approximately $19.2 million annually. As of September 30, 2006, $83.7 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

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

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

NJNG is pursuing the potential settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the remediation rider.

Long Branch Litigation

Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation (the “Mass Tort Litigation”) for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. All 528 complaints have been dismissed or settled, as described below.

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

In December 2005, a confidential settlement between NJNG and the plaintiffs was finalized and approved by the New Jersey Superior Court in Bergen County.

JCP&L and FirstEnergy made a demand upon NJNG and NJR for indemnification pursuant to the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the indemnification terms of the agreement. NJNG’s insurance carriers were initially notified of the claims, and Kemper Insurance Company (Kemper), under the ERCLIP, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance against Kemper (see Kemper Insurance Company Litigation below).

Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, management believes that any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, with BPU approval, through the remediation rider. However, there can be no assurance as to the ultimate resolution of the recovery of these amounts or the impact on the Company’s financial condition, results of operations or cash flows.

Twelve pro se matters have been filed against the Company and NJNG since February 26, 2005. These complaints were filed in the Superior Court of New Jersey Law Division, Bergen County and allege the same claims made in the Mass Tort Litigation. There are five active cases remaining. The others have been dismissed or disposed of by the court. NJNG and the Company believe that the allegations in the complaints have no merit and are vigorously defending against them.

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

The amount of total liability resulting from the pro se matters described in the preceding paragraph, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, management does not believe these suits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Kemper Insurance Company Litigation

In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey Law Division, Ocean County. The matter is under active case management. Kemper provided insurance under an ERCLIP together with a cost containment coverage policy effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Mass Tort Litigation (see Long Branch Site Litigation, above) and reimburse NJNG for remediation costs for the Long Branch site that exceed the self-insured retention. Kemper reserved its rights regarding various allegations in the Mass Tort Litigation and agreed to participate in the defense of that matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In fiscal 2003, Kemper ceased its underwriting operations and voluntarily commenced a runoff of its business. The Illinois Department of Insurance has approved Kemper’s runoff plan. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations will be recoverable, with BPU approval, through the remediation rider.

There can be no assurance as to the ultimate resolution of this matter or the impact on the Company’s financial condition, results of operations or cash flows.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in this Item 3. The ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

New Jersey Resources
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Office	Name	Age	Officer Since
Chairman, President and Chief Executive Officer	Laurence M. Downes	49	1986
Senior Vice President, Corporate Affairs	Kathleen T. Ellis	53	2004
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	45	1990
Senior Vice President, NJRES and NJNG	Joseph P. Shields	49	1996
Vice President and General Counsel	Mariellen Dugan	40	2005
Vice President, Marketing and Customer Services, NJNG	Kathleen F. Kerr	42	2005
Vice President, Energy Delivery, NJNG	Craig A. Lynch	45	2005
Vice President, Corporate Strategy, Service; Treasurer, NJNG	Thomas J. Massaro, Jr.	40	2004
Vice President, Internal Auditing	George C. Smith, Jr.	49	2004
Vice President, Regulatory Affairs, NJNG	Mark R. Sperduto	48	2005
Vice President, Corporate Services, Service	Deborah G. Zilai	53	1996
Corporate Secretary	Rhonda M. Figueroa	47	2005
Director of Government Affairs and Chief of Staff	Linda B. Kellner	47	2006

There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as officers. The following is a brief account of their business experience during the past five years:

Laurence M. Downes, Chairman, President and Chief Executive Officer

Mr. Downes has held the position of Chairman since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer.

Kathleen T. Ellis, Senior Vice President, Corporate Affairs

Ms. Ellis has held the position of Senior Vice President, Corporate Affairs since December 2004. From December 2002 to November 2004, she held the position of Director of Communications for the Governor of the State of New Jersey, and from August 1998 to December 2002, she held the position of Manager of Communications and Director, State Governmental Affairs for Public Service Electric and Gas Company (PSE&G), a combined gas and electric utility company based in Newark, NJ.

Glenn C. Lockwood, Senior Vice President and Chief Financial Officer

Mr. Lockwood has held the position of Chief Financial Officer since September 1995 and the added position of Senior Vice President since January 1996. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990

New Jersey Resources
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY (Continued)

to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer.

Joseph P. Shields, Senior Vice President, NJRES and NJNG

Mr. Shields joined NJNG in 1983 and has been Senior Vice President, NJRES since January 1996. As head of the energy services business unit, he is responsible for natural gas supply acquisitions, negotiating transportation agreements and monitoring natural gas control activities as well as regulated wholesale marketing activity for NJNG.

Mariellen Dugan, Vice President and General Counsel

Ms. Dugan has held the position of Vice President and General Counsel since December 2005. Prior to joining NJR, from February 2004 to November 2005, she held the position of First Assistant Attorney General for the State of New Jersey, and from February 2003 to February 2004, she held the position of Chief of Staff, Executive Assistant Attorney General of the State of New Jersey. From July 1999 to January 2003, Ms. Dugan was Of Counsel to the law firm of Kevin H. Marino P.C. in Newark, NJ.

Kathleen F. Kerr, Vice President, Marketing and Customer Services, NJNG

Mrs. Kerr joined NJNG as Vice President, Marketing and Customer Services in January 2005. Before joining NJNG, Mrs. Kerr was Director of Customer Service for PSE&G from April 2002 to December 2004. Prior thereto, she held various senior management level positions at PSE&G in customer services and other areas from April 1985 to December 2004.

Craig A. Lynch, Vice President, Energy Delivery, NJNG

Mr. Lynch has held the position of Vice President, Energy Delivery, NJNG, since November 2005. He joined NJNG in 1984 and is responsible for all aspects of NJNG’s distribution, transmission, and utility operations. Prior to his current position, Mr. Lynch held the position of Director, Distribution, NJNG from July 1997 to October 2005. His duties were focused on the operation of the distribution system, ensuring that the expansion and maintenance of the system satisfied all federal, state, county and municipal regulations and conformed to all of NJNG’s procedures and practices in an efficient and economical manner.

Thomas J. Massaro, Jr., Vice President, Corporate Strategy, Service; Treasurer, NJNG

Mr. Massaro has held the position of Vice President, Corporate Strategy, since June 2005 and the position of Treasurer at NJNG, since September 2006. He is responsible for the company’s treasury function, strategic planning process and quality. He joined NJNG in June 1989 as a Management Engineer and has held several senior management positions in marketing, operations and customer service, including President of NJRHS from November 2004 to June 2005, and Director of Operations at NJRHS from January 2004 to November 2004.

New Jersey Resources
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY (Continued)

George C. Smith, Vice President, Internal Auditing

Mr. Smith joined NJR in 1984 as an Associate Auditor. He has held the position of Vice President, Internal Auditing since January 2004. In his prior role as Director of Internal Audit from 1998 to 2004, he redefined the internal audit function at NJR, implementing a new approach to identify and analyze controls and related processes.

Mark R. Sperduto, Vice President, Regulatory Affairs, NJNG

Mr. Sperduto joined NJNG in March 2005 and is responsible for the regulatory affairs strategy and supports initiatives on key issues such as price stability and improved service. Previously, Mr. Sperduto held the positions of Issues Manager-Financial and Director—Corporate Issues at PSE&G from November 2001 to March 2005 and held various positions there from August 1991 to November 2001. Mr. Sperduto started his career on the staff of the New Jersey Board of Public Utilities, holding various positions with the agency from 1980 to 1991.

Deborah G. Zilai, Vice President, Corporate Services, Service

Mrs. Zilai has held the position of Vice President, Corporate Services since June 2005. She joined New Jersey Resources in June 1996 after a twenty-year career at International Business Machines Corporation, where she held various management positions. Her current responsibilities include technology, human resources and supply chain management. From June 1996 to May 2005, she served as Vice President, Information Systems and Services.

Rhonda M. Figueroa, Corporate Secretary

Ms. Figueroa has held the position of Corporate Secretary since March 2006. Her responsibilities include serving as the secretary to the Board of Directors of NJR and its subsidiaries as well as various internal committees. She also serves as the company’s registered agent and keeper of records. Ms. Figueroa joined NJR in 1981. From November 2005 to March 2006 she held the position of Assistant Corporate Secretary, from August 2002 to November 2005, she held the position of Manager of Business Transformation, and from August 2001 to August 2002, she held the position of Manager of Marketing Services for NJRHS.

Linda B. Kellner, Director of Government Affairs and Chief of Staff

Ms. Kellner has held the position of Chief of Staff since February 2001 and the position of Director of Government Affairs since January 2003. She currently is responsible for state and federal legislative activities impacting the energy industry, community relations as they relate to the Company’s environmental remediation projects, the corporate-wide Diversity initiative and preparation of communications for the NJR Board of Directors. From January of 2000 to January of 2003, she held the position of Manager of Government Affairs and from October of 1995 to December of 1999, she served as Manager of Policy Analysis.

New Jersey Resources
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2006, NJR had 16,679 holders of record of its common stock.

NJR’s common stock high and low sales prices and dividends paid per share were as follows:

	2006		2005		Dividends Paid
	High	Low	High	Low	2006	2005
Fiscal Quarter
First	$46.95	$40.68	$44.55	$40.54	$.34	$.325
Second	$45.96	$41.49	$45.50	$41.20	$.36	$.340
Third	$47.38	$42.85	$48.42	$42.63	$.36	$.340
Fourth	$51.39	$46.34	$49.34	$44.43	$.36	$.340

The Company has been authorized by its Board of Directors to cumulatively repurchase up to 3.5 million shares of its common stock through a repurchase program that was initiated in 1996. As of September 30, 2006, the Company has repurchased approximately 3.15 million shares of its common stock.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2006:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
7/1/06 – 7/31/06	-	-	-	1,038,147
8/1/06 – 8/31/06	118,200	49.36	118,200	919,947
9/1/06 – 9/30/06	571,800	49.59	571,800	348,147
Total	690,000	49.55	690,000	348,147

The chief executive officer’s annual certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards was submitted to the NYSE in February 2006.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2006	2005	2004	2003	2002	2001
SELECTED FINANCIAL DATA
Operating Revenues	$3,299,608	$3,148,262	$2,533,607	$2,542,865	$1,830,033	$2,047,080
Operating Expenses
Gas purchases	2,909,789	2,780,343	2,213,374	2,238,394	1,566,467	1,782,840
Operation and maintenance	121,384	108,071	101,118	101,438	87,499	84,445
Regulatory rider expenses	28,587	31,594	9,540	4,592	4,147	4,903
Depreciation and amortization	34,753	33,675	32,449	31,965	31,844	32,530
Energy and other taxes	58,632	56,211	49,908	46,639	36,792	43,770
Total Operating Expenses	3,153,145	3,009,894	2,406,389	2,423,028	1,726,749	1,948,488
Operating Income	146,463	138,368	127,218	119,837	103,284	98,592
Other income	7,747	7,359	5,696	2,029	6,040	7,667
Interest charges, net	25,669	20,474	15,395	13,992	16,556	19,705
Income before Income Taxes	128,541	125,253	117,519	107,874	92,768	86,554
Income tax provision	50,022	48,913	45,945	42,462	35,924	32,891
Income before Accounting Change	78,519	76,340	71,574	65,412	56,844	53,663
Cumulative effect of a change in accounting, net of taxes	—	—	—	—	—	(1,347)
Net Income	$78,519	$76,340	$71,574	$65,412	$56,844	$52,316
CAPITALIZATION
Common stock equity	$621,662	$438,052	$467,917	$418,941	$361,453	$352,069
Redeemable preferred stock	—	—	—	—	295	298
Long-term debt	332,332	317,204	315,887	257,899	370,628	353,799
Total Capitalization	$953,994	$755,256	$783,804	$676,840	$732,376	$706,166
PROPERTY, PLANT AND EQUIPMENT
Utility plant	$1,243,586	$1,197,418	$1,148,865	$1,097,591	$1,053,086	$1,016,911
Accumulated depreciation	(326,298)	(307,100)	(287,146)	(270,673)	(248,980)	(230,373)
Real estate properties and other	27,136	24,340	24,439	30,999	25,144	26,759
Accumulated depreciation	(9,485)	(9,528)	(5,769)	(5,313)	(5,075)	(4,647)
Property, Plant and Equipment, Net	$934,939	$905,130	$880,389	$852,604	$824,175	$808,650
CAPITAL EXPENDITURES
Utility plant	$53,060	$52,801	$60,313	$46,653	$42,314	$44,176
Real estate properties and other	5,734	1,597	13,304	6,614	924	5,872
Investments available for sale	—	—	—	—	—	1,669
Cost of removal	7,499	6,502	5,042	4,308	4,715	5,629
Total Capital Expenditures	$66,293	$60,900	$78,659	$57,575	$47,953	$57,346
Total Assets (a)	$2,398,928	$2,330,248	$1,861,979	$1,584,775	$1,455,589	$1,328,844

(a)             Total assets for 2005, 2004 and 2001 have been reclassified to reflect broker margin deposit amounts.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(Thousands, except per share data)
Fiscal Years Ended September 30,	2006	2005	2004	2003	2002	2001
COMMON STOCK DATA
Earnings per share–Basic	$2.82	$2.77	$2.60	$2.41	$2.12	$1.97
Earnings per share–Diluted	$2.80	$2.71	$2.55	$2.38	$2.09	$1.95
Dividends declared per share	$1.44	$1.36	$1.30	$1.24	$1.20	$1.17
Payout ratio	51%	49%	50%	51%	57%	59%
Market price at year-end	$49.30	$45.98	$41.40	$36.04	$32.90	$29.47
Dividend yield at year-end	2.9%	3.0%	3.1%	3.4%	3.6%	4.0%
Price-earnings ratio	17	17	16	15	16	15
Book value per share	$22.50	$15.90	$16.87	$15.38	$13.43	$13.20
Market-to-book ratio at year-end	2.2	2.9	2.5	2.3	2.5	2.2
Shares outstanding at year-end	27,625	27,546	27,741	27,233	26,917	26,664
Average shares outstanding–Basic	27,862	27,591	27,530	27,095	26,860	26,598
Average shares outstanding–Diluted	28,081	28,121	28,053	27,532	27,168	26,801
Return on average equity (a)	14.4%	15.3%	15.6%	15.9%	15.3%	15.3%

(a)             Excluding accumulated other comprehensive income.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2006	2005	2004	2003	2002	2001
Operating Revenues (Thousands)
Residential	$598,274	$568,324	$496,866	$433,634	$359,022	$404,539
Commercial and other	172,465	143,211	118,326	99,587	84,449	99,518
Firm transportation	28,656	29,566	28,987	34,682	24,455	31,292
Total residential and commercial	799,395	741,101	644,179	567,903	467,926	535,349
Interruptible	12,134	14,377	9,575	8,406	12,608	11,788
Total system	811,529	755,478	653,754	576,309	480,534	547,137
Incentive programs	327,245	382,802	275,148	183,569	294,007	462,340
Total Operating Revenues	$1,138,774	$1,138,280	$928,902	$759,878	$774,541	$1,009,477
Throughput (Bcf)
Residential	39.4	43.7	44.1	46.2	35.3	41.0
Commercial and other	10.4	11.3	10.9	10.9	8.7	10.5
Firm transportation	7.4	7.6	8.4	10.4	7.0	9.3
Total residential and commercial	57.2	62.6	63.4	67.5	51.0	60.8
Interruptible	7.2	9.7	8.9	7.4	11.1	11.7
Total system	64.4	72.3	72.3	74.9	62.1	72.5
Incentive programs	38.4	52.4	47.1	35.8	96.5	88.4
Total Throughput	102.8	124.7	119.4	110.7	158.6	160.9
Customers at Year-End
Residential	429,834	418,646	410,005	397,584	390,681	378,803
Commercial and other	28,914	28,878	27,718	26,313	25,564	25,417
Firm transportation	12,874	15,246	16,387	19,867	17,811	18,879
Total residential and commercial	471,622	462,770	454,110	443,764	434,056	423,099
Interruptible	48	47	63	51	51	53
Incentive programs	35	39	35	25	34	30
Total Customers at Year-End	471,705	462,856	454,208	443,840	434,141	423,182
Interest Coverage Ratio	7.63	6.38	7.38	7.65	6.18	5.23
Average Therm Use per Customer
Residential	920	1,045	1,079	1,178	895	1,109
Commercial and other	5,084	5,443	5,646	6,182	4,962	5,961
Degree Days	4,367	4,927	4,810	5,354	3,964	5,070
Weather as a Percent of Normal	90%	102%	99%	111%	83%	105%
Number of Employees	516	518	539	551	547	542

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent to New England and Canada through its two principal subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

NJNG is a natural gas utility which provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets, and comprises the Natural Gas Distribution segment. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

NJRES maintains and trades around a portfolio of physical assets consisting of natural gas storage and transportation contracts. As well, NJRES provides wholesale energy services to non-affiliated utility and energy companies. NJRES comprises the Energy Services segment.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures, most significantly, through NJNR Pipeline it holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments.

Net income and assets by business segment are as follows:

($ in thousands)	2006		2005		2004
Net Income
Natural Gas Distribution	$46,870	60%	$53,376	70%	$55,524	78%
Energy Services	28,113	36	16,483	22	13,572	19
Retail and Other	3,536	4	6,481	8	2,478	3
Total	$78,519	100%	$76,340	100%	$71,574	100%

($ in thousands)	2006		2005		2004
Assets
Natural Gas Distribution	$1,586,934	66%	$1,581,758	68%	$1,359,603	73%
Energy Services	714,867	30	621,471	27	397,741	21
Retail and Other	97,127	4	127,019	5	104,635	6
Total	$2,398,928	100%	$2,330,248	100%	$1,861,979	100%

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably without the need for traditional base rate increases. NJNG, working together with the BPU and the

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Jersey Department of the Public Advocate, Division of Rate Counsel (formerly called the Division of the Ratepayer Advocate), has been able to accomplish this goal for more than 12 years through several key initiatives including:

•       Managing its customer growth, which is expected to total about 2.2 percent annually;

•       Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2007;

•       Reducing the impact of weather on NJNG’s earnings through a Weather-Normalization Clause (WNC);

•       Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible; and

•       Improving its cost structure through various productivity initiatives.

In conducting NJNG’s business, management focuses on factors it believes may have significant influence on its future financial results. NJNG’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by general economic conditions as well as political and regulatory policies that may impact the new housing market. A portion of NJNG’s customer growth comes from the conversion market, which is influenced by the delivered cost of natural gas compared with competing fuels, interest rates and other economic conditions.

For the reporting periods through September 30, 2006, the impact of weather on NJNG’s utility gross margin had been significantly mitigated due to its WNC, however, lower customer usage per degree-day was not captured by the WNC. NJNG has experienced lower customer usage per degree-day, which it believes is due primarily to customer conservation resulting from an increase in wholesale natural gas commodity costs. In order to reduce the impact of the reduction in customer usage, NJNG filed a Conservation and Usage Adjustment (CUA) proposal with the BPU in December 2005. On October 12, 2006, the BPU approved a stipulation that was reached with the staff of the BPU and the Division of Rate Counsel on September 30, 2006, which modified the CUA proposal into the Conservation Incentive Program (CIP).

The CIP is a three-year pilot program, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. For the term of the pilot the existing WNC would be suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. Under the CIP agreement, if NJNG does not file for a rate review with the BPU within two years, the return on equity for the earnings test will decline from 10.5 percent to 10.25 percent. To encourage energy efficiency, NJNG is also required to initiate programs to further customer conservation efforts over the term of the pilot. NJNG shall provide an initial

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$2 million in funding for such programs and will continue to fund programs throughout the term of the pilot. At September 30, 2006, the obligation to fund these conservation programs was recorded at its present value of $1.8 million and recognized as a component of Operating and maintenance expense in the Consolidated Statements of Income. An annual filing for the clause must be made in June of each year, coincident with NJNG’s annual BGSS filing.

NJNG’s operating expenses are heavily influenced by labor costs, large components of which are covered by a negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs, which are also subject to numerous factors, may also influence NJNG’s results.

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

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG’s results.

Energy Services Segment

The Energy Services segment is focused on maximizing physical asset values that it controls through the use of contractual rights, which allows NJRES to take advantage of differences in pricing across geographic regions and/or time periods. NJRES also seeks to utilize its marketplace knowledge in capacity and supply contract management for other utilities and energy companies.

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

Retail and Other Segment

In the Retail and Other segment, NJRHS is focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. The Company regularly evaluates its estimates, including those related to the calculation of the fair value of natural gas commodity contracts and derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

Regulatory Accounting

NJNG maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s BGSS requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with MGP sites, the WNC, the New Jersey Clean Energy Program and the Universal Service Fund Program, all of which are subject to BPU approval. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost and carrying costs would be charged to income in the period of such determination.

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

NJR has not designated any derivatives as fair value hedges as of September 30, 2006 and 2005.

In providing its unregulated wholesale energy services, NJRES enters into physical contracts to buy and sell natural gas. These contracts qualify for the “normal purchase normal sale” scope exception under SFAS 133 in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJRES over a reasonable period of time in the normal course of business. Accordingly, NJRES accounts for these contracts under accrual accounting.

The fair value of derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES’ trading portfolio is valued using a combination of proprietary modeling methods and the most currently available market pricing and data. Should there be a significant change in model assumptions, or in the underlying market prices or data, or should certain contracts fail to meet the normal purchase normal sale scope exception of SFAS 133, NJRES may experience a significant impact on its financial position, results of operations and cash flows.

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

regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2006 and 2005, $83.7 million and $86.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received and anticipated, is included in Regulatory assets on the Consolidated Balance Sheet, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

Postemployment Employee Benefits

NJR’s costs of providing postemployment employee benefits are dependent upon numerous factors including actual plan experience and assumptions of future experience. Postemployment employee benefit costs, for example, are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

NJR’s postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 53 percent, 18 percent and 29 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in Operations and maintenance expense on the Consolidated Statements of Income.

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) on PBO (Thousands)	Estimated Increase/ (Decrease) to Expense (Thousands)
Discount rate	1.00%	$(14,420)	$(1,395)
Discount rate	(1.00)%	$16,657	$1,503
Rate of return on plan assets	1.00%	n/a	$(792)
Rate of return on plan assets	(1.00)%	n/a	$792

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Postemployment Benefits

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) on PBO (Thousands)	Estimated Increase/ (Decrease) to Expense (Thousands)
Discount rate	1.00%	$(7,249)	$(649)
Discount rate	(1.00)%	$9,227	$803
Rate of return on plan assets	1.00%	n/a	$(216)
Rate of return on plan assets	(1.00)%	n/a	$214

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) on PBO (Thousands)	Estimated Increase/ (Decrease) to Expense (Thousands)
Heath care cost trend rate	1.00%	$8,096	$921
Health care cost trend rate	(1.00)%	$(6,489)	$(721)

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial condition.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans” (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, on the Statement of Common Stock Equity to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income are adjusted as they are subsequently recognized in earnings. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

Results of Operations

Consolidated

Net income increased 2.8 percent to $78.5 million in fiscal 2006, 6.6 percent to $76.3 million in fiscal 2005 and 9.4 percent to $71.6 million in fiscal 2004. The fiscal 2006 results were $2.82 per basic share and $2.80 per diluted share, compared with the fiscal 2005 results of $2.77 per basic share and $2.71 per diluted share. Fiscal 2005 results included a gain of $.22 per basic share ($.21 per diluted share) on the sale of a commercial office building, a charge of $.05 per basic and diluted share associated with an early retirement program for officers and a charge of $.09 per basic and diluted share due to a change in strategy at CR&R. Net of these items, NJR’s earnings in fiscal 2005 were $74.4 million, or $2.70 per basic share and $2.65 per diluted share.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Following is a reconciliation of as reported and as adjusted information for Net income and basic and diluted earnings per share for fiscal 2005. This reconciliation reflects the impact of the gain on sale of the commercial office building, the charge related to an early retirement program for officers and the charge for the impairment of certain undeveloped land. Management believes that this reconciliation is needed due to the unusual nature of these items and that they are not indicative of core results. It also provides a more consistent comparison for year-over-year results:

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

* Amount does not sum due to rounding of individual components

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 471,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

NJNG’s business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG receives most of its gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the year.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In February 1999, the Electric Discount and Energy Competition Act (EDECA), which provides the framework for the restructuring of New Jersey’s energy markets, became law. In March 2001, the BPU issued an order to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) service prices as required by EDECA and expand an incentive for residential and small commercial customers to switch to transportation service. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers. In January 2002, the BPU ordered that BGSS could be provided by suppliers other than the state’s natural gas utilities, but BGSS should be provided by the state’s natural gas utilities until further BPU action. No additional action has been taken by the BPU subsequent to its initial order in January 2002.

NJNG’s financial results are summarized as follows:

(Thousands)	2006	2005	2004
Utility Gross Margin
Operating revenues	$1,138,774	$1,138 ,280	$928,902
Less:
Gas purchases	847,276	846,373	663,436
Energy and other taxes	52,908	50,517	45,150
Regulatory rider expense	28,587	31,594	9,540
Total Utility Gross Margin	$210,003	$209,796	$210,776
Utility Gross Margin
Residential and commercial	$178,732	$179,374	$178,871
Transportation	22,850	23,209	24,928
Total Utility Firm Gross Margin	201,582	202,583	203,799
Incentive programs	7,403	6,092	5,832
Interruptible	1,018	1,121	1,145
Total Utility Gross Margin	210,003	209,796	210,776
Operation and maintenance expense	84,907	76,532	77,442
Depreciation and amortization	34,146	32,905	31,776
Other taxes not reflected in utility gross margin	2,921	2,857	2,735
Operating income	$88,029	$97,502	$98,823
Other income	$3,448	$3,050	$4,434
Interest charges, net	$16,456	$14,293	$12,775
Net income	$46,870	$53,376	$55,524

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes total throughput in billion cubic feet (Bcf) of natural gas by type through the NJNG distribution system:

(Bcf)	2006	2005	2004
Throughput
Residential and commercial	49.8	55.0	55.0
Transportation	7.4	7.6	8.4
Total Firm Throughput	57.2	62.6	63.4
Incentive programs	38.4	52.4	47.1
Interruptible	7.2	9.7	8.9
Total Throughput	102.8	124.7	119.4

Utility Gross Margin

NJNG’s utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. This definition of utility gross margin may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries.

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS tariff includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff in subsequent periods.

Sales tax was calculated at 6 percent of revenue for fiscal years 2005 and 2004, as well as through July 14, 2006. On July 15, 2006, the sales tax was raised to 7 percent of revenue. The sales tax calculation excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts.

TEFA, which is included in Energy and other taxes on the Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state. In 1998, along with the state sales tax and a state income tax, TEFA replaced the utility gross receipts tax formula. Previously, non-utility providers of energy were not subject to the gross receipts and franchise tax.

Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be offset by corresponding revenues and are calculated on a per-therm basis.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s operating revenues remained flat at approximately $1.1 billion in both fiscal 2006 and 2005, after having increased from $928.9 million, an increase of 22.5 percent, in fiscal 2004. The minimal change in operating revenue from fiscal 2006 as compared to fiscal 2005 is the net effect of:

•       an increase in operating revenues associated with firm sales of $83.3 million due primarily to BGSS rates being adjusted in fiscal 2006 to provide provisional rate relief to NJNG in light of the volatile wholesale natural gas market; fully offset by

•       a decrease due to a BGSS customer refund of approximately $23.7 million, which is inclusive of a sales tax refund of $1.3 million, as a result of lower cost of gas purchases achieved through a successful natural gas commodity purchasing strategy and declining wholesale natural gas market prices; and

•       a decrease in off-system sales in the amount of $59 million, which was primarily the result of a decrease in volume sold, partially offset by an increase in the average price of natural gas in comparison to fiscal 2005 levels.

The increase in operating revenue in fiscal 2005 from fiscal 2004 was the result of higher prices due primarily to the increase in wholesale natural gas commodity costs.

Gas purchases increased less than 1 percent to $847.3 million in fiscal 2006, as compared with $846.4 million in fiscal 2005. The $900,000 increase in fiscal 2006 was due primarily to increased average gas prices offset by decreased volumes purchased. Gas purchases increased 27.6 percent in fiscal 2005 as compared with fiscal 2004 purchases of $663.4 million. The increase in fiscal 2005 was the result of higher prices due primarily to the increase in wholesale natural gas commodity costs as a result of several significant weather events that impacted short-term natural gas supplies.

Sales tax and TEFA, which are included in both Revenues and Energy and other taxes in the Consolidated Statements of Income, totaled $52.9 million, $50.5 million and $45.2 million in fiscal 2006, 2005 and 2004, respectively. This increase in fiscal 2006 as compared with fiscal 2005 is due primarily to an increase in operating revenue from firm sales to $799 million in fiscal 2006 from $741 million in fiscal 2005. Due to its being in effect since mid-July, the one percent increase in sales tax mandated by the state of New Jersey did not materially impact the increase. The increase in sales tax and TEFA in fiscal 2005 was due primarily to higher operating revenue from firm sales of $741 million in fiscal 2005 from $644 million in fiscal 2004.

Regulatory rider expenses totaled $28.6 million, $31.6 million and $9.5 million in fiscal 2006, 2005, and 2004, respectively. The decrease in regulatory rider expenses in fiscal 2006 is a direct result of the decrease in firm throughput through the NJNG natural gas distribution system. The increase in regulatory rider expense in fiscal 2005 is due primarily to higher rates associated with the remediation and Clean Energy riders.

Utility gross margin is comprised of three major categories:

•       Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•       Incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management (defined in Incentive Programs, below) or storage incentive programs are shared between customers and NJNG; and

•       Utility gross margin from interruptible customers who have the ability to switch to alternative fuels and are subject to BPU-approved incentives.

Utility Firm Gross Margin

Utility gross margin from residential and commercial customers was impacted by the WNC, which provided for a revenue adjustment if the weather varied by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) was billed or credited to customers in subsequent periods. This mechanism reduced the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations.

The WNC did not, however, reflect reductions in customer usage from the assumed level in the WNC. These reductions related to customer usage will be captured in NJNG’s newly approved CIP tariff effective in fiscal 2007.

Customers switching between sales service and transportation service affect the components of utility gross margin from firm customers. NJNG’s total utility gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Total utility firm gross margin decreased $1.0 million, or less than 1 percent, and $1.2 million, or less than 1 percent, in fiscal 2006 and 2005, respectively. The change in fiscal 2006 was due primarily to the net effect of:

•       the decrease in natural gas used by customers, as the winter heating season was 11.4 percent warmer compared with fiscal 2005;

•       a reduction in customer usage per degree day over the same period in fiscal 2005; partially offset by

•       an increase in fixed revenue as a result of customer growth; and

•       the impact of the WNC.

The decrease in fiscal 2005 in comparison with fiscal 2004, was due primarily to a reduction in customer usage per degree day.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG added 10,159 and 10,435 new customers and added natural gas heat and other services to another 874 and 929 existing customers in fiscal 2006 and 2005, respectively. This customer growth represents an estimated annual increase of approximately 1.6 billion cubic feet (Bcf) in sales to firm customers, assuming normal weather and usage.

The weather in fiscal 2006 was 9.9 percent warmer than normal, therefore NJNG accrued $10.3 million of utility gross margin for future recovery under the WNC. In fiscal 2005, the weather was 1.5 percent colder than normal, therefore NJNG deferred $2.1 million of gross margin for future refunds to customers under the WNC. The weather in fiscal 2004 was 1.1 percent warmer than normal, which resulted in no deferral or accrual of utility gross margin. On October 25, 2006, NJNG filed supporting documentation for the fiscal 2006 WNC surcharge and proposed the required rate increase of approximately 1.3 percent be effective on January 1, 2007.

Utility firm gross margin from sales to residential and commercial customers decreased $642,000, or less than 1 percent, and increased $503,000, or less than 1 percent, in fiscal 2006 and fiscal 2005, respectively. Sales to residential and commercial customers were 49.8 Bcf in fiscal 2006, compared with 55.0 Bcf in fiscal 2005 and 2004, respectively. The decrease in utility firm gross margin in fiscal 2006 compared with fiscal 2005 was due primarily to a warmer winter season, along with the lower usage per degree day, which was partially offset by customer growth. The increase in utility firm gross margin in fiscal 2005 from 2004 was due primarily to customer growth and colder than normal temperatures, partially offset by lower usage per degree day.

Utility firm gross margin from transportation service decreased $359,000, or 1.6 percent, and $1.7 million, or 6.9 percent, in fiscal 2006 and fiscal 2005, respectively. NJNG transported 7.4 Bcf for its firm customers in fiscal 2006, compared with 7.6 Bcf in fiscal 2005 and 8.4 Bcf in fiscal 2004. The decreases were due primarily to a reduction in customers utilizing the transportation service as a result of warmer weather and lower usage per degree day discussed above.

The following table shows residential and commercial customers using transportation services as of the end of each fiscal year:

	September 30,
	2006	2005	2004
Residential	8,594	11,723	12,619
Commercial	4,280	3,523	3,768
Total	12,874	15,246	16,387

The decrease in transportation customers for all fiscal years was due primarily to a decline in third-party marketing efforts in NJNG’s service territory. The increase in commercial customers for all fiscal years, was due primarily to the change to monthly based pricing.

In fiscal 2007 and 2008, NJNG currently expects to add approximately 9,900 and 10,400, new customers, respectively, and convert an additional 700 existing customers each year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.2 percent and result in an estimated sales increase of approximately 1.5 Bcf annually. It is believed that this growth would increase utility gross margin under present base

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rates by approximately $4.8 million annually, as calculated under NJNG’s CIP tariff, which is effective October 1, 2006.

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

Incentive Programs

To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to wholesale customers outside its franchise territory when the natural gas is not needed for system requirements. These off-system sales enable NJNG to spread its fixed demand costs, which are charged by pipelines to access their supplies year-round, over a larger and more diverse customer base. The off-system sales program includes an incentive mechanism which shares the gains and losses on the program between customers and shareowners on an 85 percent and 15 percent basis, respectively. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements.

The financial risk management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs, with a sharing of the costs and results between customers and shareowners, on an 80 percent and 20 percent basis, respectively.

The storage incentive program shares gains and losses between customers and shareowners, on an 80 percent and 20 percent basis, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

On April 12, 2006, the BPU approved an agreement whereby the existing utility gross margin-sharing programs between customers and shareowners were extended through October 31, 2007.

NJNG’s incentive programs totaled 38.4 Bcf and generated $7.4 million of utility gross margin in fiscal 2006, compared with 52.4 Bcf and $6.1 million of utility gross margin in fiscal 2005 and 47.1 Bcf and $5.8 million of utility gross margin in fiscal 2004. Utility gross margin from incentive programs comprised 4 percent of total utility gross margin in fiscal 2006 and 3 percent of total utility gross margin in 2005 and 2004, respectively. The increases in utility gross margin in fiscal 2006 and 2005, were primarily due to the FRM and the storage incentive programs, which both benefited from additional volatility in the wholesale energy market.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interruptible

NJNG serves 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 7 percent of total throughput in fiscal 2006, 7.8 percent of total throughput in fiscal 2005 and 7.5 percent of the total throughput in fiscal 2004, they accounted for less than 1 percent of the total utility gross margin in each year due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 2.0 Bcf and 2.9 Bcf in fiscal 2006 and 2005, respectively. In addition, NJNG transported 5.2 Bcf and 6.8 Bcf in fiscal 2006 and 2005, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance expense increased $8.4 million, or 10.9 percent, in fiscal 2006 as compared with fiscal 2005. The increase was due primarily to higher regulatory costs, increased labor costs and an increase in bad debt expense. Higher regulatory costs are due primarily to the new CIP program costs and higher BPU assessments. Increased labor costs are due primarily to annual wage increases and the absence of certain credits associated with incentive compensation benefits in the prior year that did not recur in the current year. Increased bad debt expense is due primarily to increased natural gas prices. Operation and maintenance expense decreased $910,000, or 1.2 percent, in fiscal year 2005, compared with fiscal year 2004, due primarily to lower costs associated with incentive compensation plans, decreased labor costs and lower information technology maintenance costs, which more than offset NJNG’s share of the early retirement charge.

Depreciation Expense

Depreciation expense increased $1.2 million in fiscal 2006 and $1.1 million in fiscal 2005 due primarily to utility plant additions of $53.1 million and $52.8 million, respectively.

Operating Income

Operating income decreased $9.4 million, or 9.7 percent, in fiscal 2006, compared with fiscal 2005, due primarily to higher Operation and maintenance expense, and higher depreciation expense, as described above. Operating income decreased $1.3 million, or 1.3 percent, in fiscal 2005 compared with fiscal 2004, due primarily to the lower gross margin and higher depreciation expense, partially offset by lower Operation and maintenance expense, as described above.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Charges

Interest charges increased $2.2 million in fiscal 2006 compared to fiscal 2005 due primarily to higher average interest rates on variable rate long- and short-term debt and interest costs payable to customers on overrecovered BGSS balances. In fiscal 2005, interest increased $1.5 million reflecting higher average interest rates on both long- and short-term debt.

Net Income

Net income decreased $6.5 million, or 12.2 percent, in fiscal 2006, compared with fiscal 2005, due primarily to lower operating income and higher interest expense as previously discussed. Net income decreased $2.1 million, or 3.9 percent, in fiscal 2005, compared with fiscal 2004, due primarily to lower operating income discussed above, lower other income due to reduced interest income earned on various deferred regulatory riders and higher interest expense as previously discussed.

Energy Services Operations

NJRES’ financial results are summarized as follows:

(Thousands)	2006	2005	2004
Operating revenues	$2,133,540	$1,973,268	$1,582,103
Gas purchases	2,062,513	1,933,970	1,549,938
Gross margin	71,027	39,298	32,165
Operation and maintenance expense	16,415	6,909	6,987
Depreciation and amortization	211	253	204
Other taxes	656	710	106
Operating income	$53,745	$31,426	$24,868
Other income	$998	$578	$(767)
Interest charges, net	$7,042	$4,137	$1,156
Net income	$28,113	$16,483	$13,572

NJRES’ operating revenues increased $160.3 million, or 8.1 percent, in fiscal 2006 as compared with fiscal 2005 and increased $391.2 million in fiscal 2005, as compared with fiscal 2004, due primarily to higher natural gas prices. Natural gas sold and managed by NJRES totaled 228.7 Bcf in fiscal 2006, compared with 254.7 Bcf in fiscal 2005 and 263.3 Bcf in fiscal 2004.

NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas purchases, which include fixed demand costs. NJRES’ gross margin increased $31.7 million in fiscal 2006, as compared with fiscal 2005, due primarily to favorable time spreads on larger storage asset positions, as well as, securing positive locational spreads on transportation capacity, and the benefit in market price changes from certain natural gas basis swaps, which concluded in October 2006, that were not deemed effective cash flow hedges, under SFAS 133.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES’ gross margin increased $7.1 million in fiscal 2005 compared with fiscal 2004, due primarily to favorable time spreads on storage asset positions, as well as to favorable locational spreads on transportation capacity.

NJRES’ Operation and maintenance expense increased $9.5 million in fiscal 2006 as compared with fiscal 2005, due primarily to higher labor costs incurred to support earnings growth associated with operational expansion and increased charitable contributions. Operation and maintenance expense remained relatively consistent in fiscal 2005 as compared with fiscal 2004.

NJRES’ net income increased $11.6 million in fiscal 2006, as compared with fiscal 2005, and $2.9 million in fiscal 2005, as compared with fiscal 2004, due primarily to the increase in gross margin described above.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)	2006	2005	2004
Operating revenues	$27,568	$36,900	$22,698
Other income	$3,301	$3,731	$2,029
Net income	$3,536	$6,481	$2,478

Operating revenues in fiscal 2006 decreased $9.3 million compared to fiscal 2005 due primarily to the sale of a commercial office building owned by CR&R in fiscal 2005 that did not recur in fiscal 2006. Excluding the impact of this sale, fiscal 2006 operating revenues increased approximately $800,000 due to an increase in NJRHS appliance service contracts and installations. Operating revenues increased $14.2 million in fiscal 2005 compared with fiscal 2004, due primarily to the sale of a commercial office building as well as the sale of other commercial real estate property and increased service contracts and installations.

Other income includes the amortization of a gain related to the sale-leaseback of a building, entered into in fiscal 1996, and pre-tax earnings generated from NJR Energy’s equity investment in Iroquois of $2.0 million, $1.7 million and $1.2 million in fiscal 2006, 2005 and 2004 respectively.

Net income in fiscal 2005, included a $6 million after-tax gain on the sale of the commercial office building, partially offset by the $2.5 million after-tax loss on the impairment of 52 acres of undeveloped land. Net of these items and this segment’s portion of the early retirement charge, earnings in fiscal 2005 totaled $3.3 million. Excluding these items, net income increased by $300,000 in fiscal 2006, as compared with fiscal 2005, due primarily to improved operating results at NJRHS and by $900,000 in fiscal 2005, as compared with fiscal 2004, due to higher earnings in Iroquois and gains on the sale of other equity investments.

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

NJR’s consolidated capital structure at September 30 was as follows:

	2006	2005	2004
Common stock equity	50%	47%	44%
Long-term debt	27	34	29
Short-term debt	23	19	27
Total	100%	100%	100%

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

The Company currently has a 3.5 million share repurchase plan. As of September 30, 2006, the Company had repurchased 3.15 million shares of its common stock under this plan.

In December 2004, NJR entered into a $275-million committed credit facility with several banks, with a 3-year term expiring in December 2007. In November 2005, NJR amended the facility to increase it to $325 million.

In October 2006, NJRES entered into a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR.

These facilities provide liquidity to meet working capital and external debt-financing requirements of NJR and its nonregulated companies. Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJR’s short-term debt at September 30, 2006, which is primarily on behalf of NJRES, decreased to $129.2 million from $174.1 million at September 30, 2005. The decrease is due primarily to reduced margin calls, which were a result of increased over-the-counter transactions and lower gas prices. NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements, which are funded by NJR.

NJR borrows under its committed credit facilities to fund the debt requirements of its nonregulated subsidiaries and its working capital and investment activity. NJR currently anticipates that its financing requirements in fiscal 2007 and 2008 will be met through internally generated cash and the issuance of long- and short-term debt.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial covenants contained in NJR’s credit facility include a maximum debt-to-total capitalization of 65 percent and minimum interest coverage ratio of 2.5. At September 30, 2006, the debt-to-total capitalization was 52 percent, and for the year ended September 30, 2006, the interest coverage ratio, as defined in the credit facility, was 7.

NJNG satisfies its debt requirements by issuing long- and short-term debt based upon its own financial profile. NJNG does not guarantee or otherwise directly support the debt of NJR. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of its commercial paper and short-term bank loans.

To support the issuance of commercial paper in December 2004, NJNG entered into a $225 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. In November 2005, NJNG amended this facility to increase it to $250 million. NJNG had $151.5 million of commercial paper borrowings supported by NJNG’s committed credit facilities as of September 30, 2006 and no commercial paper borrowings as of September 30, 2005.

NJNG has received approximately $4.1 million, $4.9 million and $3.9 million in fiscal 2006, 2005 and 2004, respectively, related to the sale-leaseback of a portion of its gas meters. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a summary of NJR contractual cash obligations and their applicable payment due dates:

(Thousands)
		Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt *	$454,760	$12,815	$23,478	$73,619	$344,848
Capital lease obligations *	84,218	7,375	14,750	18,934	43,159
Operating leases *	8,914	2,967	3,788	1,368	791
Short-term debt	280,700	280,700	—	—	—
Clean energy program*	20,498	1,957	18,541	—	—
Construction obligations	5,421	5,421	—	—	—
Natural gas supply purchase obligations–NJNG	548,285	160,693	153,406	125,971	108,215
Natural gas supply purchase obligations–NJRES	310,454	191,968	70,544	32,492	15,450
Total contractual cash obligations	$1,713,250	$663,896	$234,507	$252,384	$512,463

* These obligations include an interest component.

As of September 30, 2006, there were NJR guarantees covering approximately $232 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

As of September 30, 2006, NJR had a $4.0 million letter of credit outstanding on behalf of NJRES, which will expire on August 1, 2007, in conjunction with a long-term natural gas storage agreement

At September 30, 2006, NJR had a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2007, in conjunction with development activities.

These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary. NJR expects to renew these letter of credit agreements upon their expiration.

As of September 30, 2006, NJNG had a $45 million letter of credit outstanding which will expire on December 31, 2006, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary upon its expiration.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company made a discretionary $10 million tax-deductible contribution to its pension plans in fiscal 2006. The Company is not currently required to make minimum pension funding contributions during fiscal 2007. If market performance is less than anticipated, additional funding may be required.

In fiscal 2006, $3.7 million of tax-deductible discretionary contributions were made to the Other Postemployment Benefit (OPEB) plans. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions to the pension and OPEB Plans may be made based on market conditions and various assumptions.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

Cash flow used in operations totaled $22.9 million in fiscal 2006, compared with cash flow from operations of $204.8 million in fiscal 2005 and cash flow used in operations of $50.1 million in fiscal 2004. The decrease of approximately $228 million in fiscal 2006, as compared with fiscal 2005, was due primarily to changes in working capital and higher MGP expenditures, which were partially offset by higher net income and a lower gain on asset sale. The reduction in cash flow from working capital was due primarily to the increase in gas in storage and a decrease in gas purchases payable, which were caused by higher storage volumes and wholesale gas commodity costs, partially offset by a decrease in accounts receivable, primarily as the result of BGSS customer credits in September 2006. The increase in fiscal 2005, as compared with fiscal 2004, was due primarily to higher net income and improved working capital. The improvement in working capital was due primarily to the reduction in broker margin requirements and underrecovered gas costs, which was partially offset by an increase in accounts receivable.

NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $30.4 million and $17.6 million in fiscal 2007 and 2008, respectively.

Financing Activities

Cash flow provided by financing activities totaled $74.0 million in fiscal 2006, compared with cash flows used in financing activities of $157.7 million in fiscal 2005 and cash flows provided by financing activities of $139.8 million in fiscal 2004. The change in fiscal 2006 was due primarily to an increase in amount of short-term debt utilized, increased issuance of long-term debt and increased proceeds from the exercise of stock options partially offset by higher common stock repurchases. The change in fiscal 2005 was due primarily to the payment of long-term debt, greater share repurchases and a reduction in short-term debt.

In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and 4.77 percent interest rate and NJR issued $25 million of Unsecured Senior Notes with a 5-year

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

maturity and 3.75 percent interest rate. Neither NJNG nor its assets are obligated or pledged to support the NJR notes.

In December 2003, NJNG entered into a loan agreement under which the New Jersey Economic Development Authority (EDA) loaned NJNG the proceeds from its $12 million, 5% Natural Gas Facilities Revenue Bonds, which NJNG deposited into a construction fund and which are supported by NJNG’s 5% Series HH Bonds. NJNG drew down $1.5 million, $6.3 million and $4.2 million in September 2005, December 2004 and December 2003, respectively, from the construction fund.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million 4.5% (Series 2005A) and $10.5 million 4.6% (Series 2005B) Revenue Refunding Bonds, and $15 million 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million 5.38% Series W First Mortgage Bonds and its $10.5 million 6.25% Series Y First Mortgage Bonds, respectively.

The entire $15 million proceeds from the Series 2005C bonds were deposited into a construction fund. The Series 2005C Bonds are supported by NJNG’s 4.9% Series KK Bonds that mature on October 1, 2040. NJNG immediately drew down $2.5 million from the construction fund in October 2005 and an additional $4.0 million in September 2006.

Investing Activities

Cash flows used in investing activities totaled $71.1 million in fiscal 2006, compared with $27.2 million and $86.5 million in fiscal 2005 and 2004, respectively. The change in fiscal 2006 was due primarily to the cash proceeds from a commercial office building sale in fiscal 2005, which did not recur in fiscal 2006 and additional deposits in the construction fund associated with the EDA financing agreement, partially offset by the absence of additional equity investments. The change in fiscal 2005 was due primarily to the $30.6 million in cash proceeds generated from the sale of a commercial office building, a reduction in capital expenditures and the drawdown of $7.8 million from the construction fund created under the EDA financing arrangement. These improvements were partially offset by an $8.7 million equity investment to increase the Company’s ownership interest in Iroquois.

The Company’s capital expenditures for fiscal 2004 through fiscal 2006 and projected capital requirements for fiscal years 2007 and 2008 are as follows:

(Thousands)	2008	2007	2006	2005	2004
NJNG	$63,333	$65,599	$60,559	$59,303	$65,355
Energy Services	200	200	244	774	38
Retail and Other	200	4,600	5,490	823	13,266
Total	$63,733	$70,399	$66,293	$60,900	$78,659

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2007 and 2008 when compared to the

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

capital spending in fiscal 2006, due primarily to system integrity and expected replacement needed under pending pipeline safety rulemaking.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2007 and 2008.

Retail and Other capital expenditures each year were primarily made in connection with investments aimed at developing its real estate holdings. At September 30, 2006, CR&R owned 99 acres of undeveloped land and 5 acres of land currently under development. In fiscal 2006, capital expenditures of $5.5 million were primarily related to CR&R’s construction of a 56,400-square-foot office building. In December 2004, CR&R sold a 200,000 square-foot office building, which generated $30.6 million in proceeds and resulted in a $10.1 million pre-tax gain. Other real estate sales generated proceeds of $2 million.

Retail and Other’s anticipated capital expenditures of $4.6 million in fiscal 2007 are primarily related to CR&R’s construction and completion of a 56,400 square-foot office building.

Credit Ratings

The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s) as of September 30, 2006:

	S & P	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Negative	Stable

NJNG’s S&P and Moody’s Senior Secured ratings are investment-grade ratings and represent the sixth highest rating within the investment grade category. Moody’s and S&P give NJNG’s commercial paper the highest rating within the Commercial Paper investment-grade category. Investment-grade ratings are generally divided into three groups: high, upper medium and medium. NJNG’s senior secured ratings and the commercial paper ratings fall into the high group. NJR is not a rated entity.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions to hedge an 18-year fixed-price contract to sell remaining volumes of approximately 9.7 Bcf of natural gas (Gas Sales Contract) to an energy marketing company. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sales Contract.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2005, to September 30, 2006:

(Thousands)	Balance September 30, 2005	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2006
NJNG	$35,135	$(63,345)	$54,241	$(82,451)
NJRES	(155,029)	227,082	(44,494)	116,547
NJR Energy	63,745	(23,758)	4,564	35,423
Total	$(56,149)	$139,979	$14,311	$69,519

There were no changes in methods of valuations during the year ended September 30, 2006.

The following is a summary of fair market value of commodity derivatives at September 30, 2006, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2007	2008-2010	After 2010	Total Fair Value
Price based on NYMEX	$59,838	$4,562	$(336)	$64,064
Price based on over-the-counter published quotations and models	(42)	5,497	—	5,455
Total	$59,796	$10,059	$(336)	$69,519

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of commodity derivatives by type as of September 30, 2006:

				Amounts Included
		Volume	Price per	in Derivatives
		(Bcf)	Mmbtu	(Thousands)
NJNG	Futures	18.4	$4.335-$10.100	$(3,231)
	Options	(8.9)	$7.000-$12.000	1,747
	Swaps	(11.7)	$3.799-$10.128	(80,967)
NJRES	Futures	(0.9)	$4.314-$12.040	10,530
	Options	—	$8.400-$17.000	55
	Swaps	(79.5)	$3.866-$11.515	105,962
NJR Energy	Swaps	10.4	$3.068-$4.406	35,423
Total				$69,519

The Company uses a value-at-risk (VaR) model to assess the market risk of its net futures, swaps and options positions. The VaR at September 30, 2006, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $600,000. The VaR with a 99 percent confidence level and a 10-day holding period was $2.5 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

Wholesale Credit Risk

NJNG, NJRES and NJR Energy engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits, daily communication with traders regarding credit status and the use of credit mitigation measures, such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is a group of senior officers from NJR-affiliated companies that meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2006. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Unregulated counterparty credit exposure as of September 30, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$213,013	$194,239
Noninvestment grade	5,735	705
Internally rated investment grade	9,613	8,553
Internally rated noninvestment grade	4,884	—
Total	$233,245	$203,497

NJNG’s counterparty credit exposure as of September 30, 2006, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$10,808	$8,353
Noninvestment grade	211	—
Internally rated investment grade	1,601	1,247
Internally rated noninvestment grade	420	—
Total	$13,040	$9,600

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

Interest Rate Risk–Long-Term Debt

At September 30, 2006, the Company (excluding NJNG) had no variable-rate long-term debt.

At September 30, 2006, NJNG had total variable-rate, tax-exempt long-term debt of $97.1 million, which is hedged by interest rate caps expiring in July 2009 that limit NJNG’s variable-rate debt exposure from the tax-exempt EDA bonds at 4.5 percent.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of September 30, 2006, the Company’s internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on our assessment of the Company’s internal control over financial reporting as of September 30, 2006 which appears herein.

November 22, 2006

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that New Jersey Resources and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization of the Company as of September 30, 2006, the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for the year ended September 30, 2006 and the consolidated financial statement schedule for the year ended September 30, 2006 listed in the index in Item 15, and our report dated November 22, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 22, 2006

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the consolidated financial statement schedule listed in the index in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on September 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 22, 2006

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)
Fiscal Years Ended September 30,	2006	2005	2004
OPERATING REVENUES	$3,299,608	$3,148,262	$2,533,607
OPERATING EXPENSES
Gas purchases	2,909,789	2,780,343	2,213,374
Operation and maintenance	121,384	108,071	101,118
Regulatory rider expenses	28,587	31,594	9,540
Depreciation and amortization	34,753	33,675	32,449
Energy and other taxes	58,632	56,211	49,908
Total operating expenses	3,153,145	3,009,894	2,406,389
OPERATING INCOME	146,463	138,368	127,218
Other income	7,747	7,359	5,696
Interest charges, net	25,669	20,474	15,395
INCOME BEFORE INCOME TAXES	128,541	125,253	117,519
Income tax provision	50,022	48,913	45,945
NET INCOME	$78,519	$76,340	$71,574
EARNINGS PER COMMON SHARE
BASIC	$2.82	$2.77	$2.60
DILUTED	$2.80	$2.71	$2.55
DIVIDENDS PER COMMON SHARE	$1.44	$1.36	$1.30
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	27,862	27,591	27,530
DILUTED	28,081	28,121	28,053

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2006	2005	2004
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net income	$78,519	$76,340	$71,574
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	34,753	33,675	32,449
Land impairment charge	—	3,895	—
Amortization of deferred charges	301	1,552	1,801
Unrealized (gain) loss on derivatives	(4,935)	3,056	2,006
Deferred income taxes	(11,896)	(2,406)	2,690
Manufactured gas plant remediation costs	(22,346)	(15,330)	(13,976)
Gain on asset sales	(617)	(11,818)	—
Contributions to employee benefit plans	(13,690)	(11,548)	(12,622)
Changes in:
Working capital	(107,204)	120,548	(148,554)
Other noncurrent assets	(19,165)	1,381	11,495
Other noncurrent liabilities	43,287	5,477	3,037
Cash flows (used in) from operating activities	(22,993)	204,822	(50,100)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from common stock	25,346	9,918	17,922
Tax benefit from stock options exercised	6,791	2,172	1,098
Proceeds from long-term debt	35,800	—	97,000
Proceeds from sale-leaseback transaction	4,090	4,904	3,941
Payments of long-term debt	(24,276)	(28,070)	(2,665)
Purchases of treasury stock	(40,883)	(23,835)	(1,164)
Payments of common stock dividends	(39,446)	(37,164)	(35,269)
Net proceeds (payments) related to short-term debt	106,600	(85,600)	58,900
Net cash flows from (used in) financing activities	74,022	(157,675)	139,763
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for
Utility plant	(53,060)	(52,801)	(60,313)
Real estate properties and other	(5,734)	(1,597)	(13,304)
Cost of removal	(7,499)	(6,502)	(5,042)
Equity investments	—	(8,764)	—
(Investment in) withdrawal from restricted cash construction fund	(8,500)	7,800	(7,800)
Proceeds from asset sales and available for sale investments	3,747	34,682	—
Cash flows used in investing activities	(71,046)	(27,182)	(86,459)
Change in cash and temporary investments	(20,017)	19,965	3,204
Cash and temporary investments at beginning of year	25,008	5,043	1,839
Cash and temporary investments at end of year	$4,991	$25,008	$5,043
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$96,769	$(87,897)	$(27,260)
Inventories	(250,765)	19,620	(86,953)
Underrecovered gas costs	38,759	32,456	10,737
Gas purchases payable	(3,107)	90,118	10,238
Prepaid and accrued taxes, net	6,808	2,135	(12,932)
Accounts payable and other	(3,294)	9,978	1,863
Restricted broker margin accounts	(18,437)	40,084	(31,660)
Other current assets	(11,675)	12,308	(8,098)
Other current liabilities	37,738	1,746	(4,489)
Total	$(107,204)	$120,548	$(148,554)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$22,186	$18,085	$12,353
Income taxes	$38,101	$47,812	$39,277

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2006	2005
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,243,586	$1,197,418
Real estate properties and other, at cost	27,136	24,340
	1,270,722	1,221,758
Accumulated depreciation and amortization	(335,783)	(316,628)
Property, plant and equipment, net	934,939	905,130
CURRENT ASSETS
Cash and temporary investments	4,991	25,008
Customer accounts receivable	133,615	235,338
Unbilled revenues	12,543	10,207
Allowance for doubtful accounts	(2,679)	(5,297)
Regulatory assets	8,105	34,904
Gas in storage, at average cost	512,942	254,909
Materials and supplies, at average cost	3,599	3,857
Prepaid state taxes	26,343	24,020
Derivatives, at fair value	223,559	359,540
Broker margin account	30,833	120,420
Other	11,665	10,304
Total current assets	965,516	1,073,210
NONCURRENT ASSETS
Equity investments	27,208	27,649
Regulatory assets	322,986	231,366
Derivatives, at fair value	94,638	70,777
Prepaid pension	21,045	—
Restricted cash construction fund	8,500	—
Other	24,096	22,116
Total noncurrent assets	498,473	351,908
Total assets	$2,398,928	$2,330,248

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2006	2005
CAPITALIZATION
Common stock equity	$621,662	$438,052
Long-term debt	332,332	317,204
Total capitalization	953,994	755,256
CURRENT LIABILITIES
Current maturities of long-term debt	3,739	3,253
Short-term debt	280,700	174,100
Gas purchases payable	297,879	300,986
Accounts payable and other	46,823	54,683
Dividends payable	10,056	9,366
Accrued taxes	9,267	25,429
Regulatory liabilities	1,710	—
Clean energy program	8,244	6,078
Derivatives, at fair value	163,557	377,928
Broker margin account	14,220	122,244
Customers’ credit balances and deposits	60,960	22,609
Total current liabilities	897,155	1,096,676
NONCURRENT LIABILITIES
Deferred income taxes	227,100	104,809
Deferred investment tax credits	7,835	8,157
Deferred revenue	10,206	10,898
Derivatives, at fair value	85,036	107,883
Manufactured gas plant remediation	105,400	93,920
Postemployment employee benefit liability	4,497	5,867
Regulatory liabilities	64,220	118,147
Clean energy and conservation incentive programs	13,138	18,612
Asset retirement obligation	23,293	—
Other	7,054	10,023
Total noncurrent liabilities	547,779	478,316
Total Capitalization and Liabilities	$2,398,928	$2,330,248

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands, except share amounts)
September 30,		2006	2005
COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 50,000,000 shares; outstanding 2006–29,098,173; 2005–28,183,032		$72,745	$70,457
Premium on common stock		253,167	223,382
Accumulated other comprehensive income/(loss), net of tax		93,637	(59,871)
Treasury stock at cost and other; shares 2006–1,473,023; 2005–636,895		(65,194)	(24,840)
Retained earnings		267,307	228,924
Total Common stock equity		621,662	438,052
LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds:	Maturity date
5.38% Series W	August 1, 2023	—	10,300
6.27% Series X	November 1, 2008	30,000	30,000
6.25% Series Y	August 1, 2024	—	10,500
Variable Series AA	August 1, 2030	25,000	25,000
Variable Series BB	August 1, 2030	16,000	16,000
6.88% Series CC	October 1, 2010	20,000	20,000
Variable Series DD	September 1, 2027	13,500	13,500
Variable Series EE	January 1, 2028	9,545	9,545
Variable Series FF	January 1, 2028	15,000	15,000
Variable Series GG	April 1, 2033	18,000	18,000
5% Series HH	December 1, 2038	12,000	12,000
4.5% Series II	August 1, 2023	10,300	—
4.6% Series JJ	August 1, 2024	10,500	—
4.9% Series KK	October 1, 2040	15,000	—
4.77% Unsecured senior notes	March 15, 2014	60,000	60,000
Capital lease obligation–Buildings	June 1, 2021	27,701	28,290
Capital lease obligation–Meters	October 1, 2012	28,525	27,322
Less: Current maturities of long-term debt		(3,739)	(3,253)
Total New Jersey Natural Gas Long-term debt		307,332	292,204
New Jersey Resources
3.75% Unsecured senior notes	March 15, 2009	25,000	25,000
Total Long-term debt		332,332	317,204
Total Capitalization		$953,994	$755,256

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY AND COMPREHENSIVE INCOME

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2003	27,233	$69,314	$208,749	$2,553	$(16,042)	$154,367	$418,941
Net income						71,574	71,574
Other comprehensive income (loss),
Unrealized gain on equity investments, net of tax of $(544)				787			787
Net unrealized loss on derivatives, net of tax of $4,663				(6,438)			(6,438)
Minimum pension liability adjustment, net of tax of $(392)				718			718
Other comprehensive (loss)							(4,933)
Comprehensive income							66,641
Common stock issued under stock plans	539	472	5,249		12,324		18,045
Tax benefits from stock plans			1,098				1,098
Cash dividend declared						(35,843)	(35,843)
Treasury stock and other	(31)				(965)		(965)
Balance at September 30, 2004	27,741	69,786	215,096	(2,380)	(4,683)	190,098	467,917
Net income						76,340	76,340
Other comprehensive income (loss)
Unrealized gain on equity investments, net of tax of $(320)				463			463
Net unrealized loss on derivatives, net of tax of $40,063				(58,010)			(58,010)
Minimum pension liability adjustment, net of tax of $(39)				56			56
Other comprehensive (loss)							(57,491)
Comprehensive income							18,849
Common stock issued under stock plans	352	671	6,114		3,292		10,077
Tax benefits from stock plans			2,172				2,172
Cash dividend declared						(37,514)	(37,514)
Treasury stock and other	(547)				(23,449)		(23,449)
Balance at September 30, 2005	27,546	70,457	223,382	(59,871)	(24,840)	228,924	438,052
Net income						78,519	78,519
Other comprehensive income (loss)
Unrealized gain on equity investments, net of tax of $(184)				267			267
Net unrealized gain on derivatives, net of tax of $(97,413)				143,048			143,048
Minimum pension liability adjustment, net of tax of $(7,113)				10,193			10,193
Other comprehensive income							153,508
Comprehensive income							232,027
Common stock issued under stock plans	1,074	2,288	22,994		6,277		31,559
Tax benefits from stock plans			6,791				6,791
Cash dividend declared						(40,136)	(40,136)
Treasury stock and other	(995)				(46,631)		(46,631)
Balance at September 30, 2006	27,625	$72,745	$253,167	$93,637	$(65,194)	$267,307	$621,662

See Notes to Consolidated Financial Statements

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business

New Jersey Resources Corporation (NJR or the Company) has two principal subsidiaries and operates three business segments. New Jersey Natural Gas (NJNG), the Company’s principal utility subsidiary, is a public utility which provides natural gas utility service to approximately 471,000 retail customers in central and northern New Jersey and comprises the Natural Gas Distribution segment. NJNG is subject to rate regulation by the New Jersey Board of Public Utilities (BPU).

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary that maintains and trades a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services to customers from states in the Gulf Coast and Mid-Continent to New England and Canada. NJRES comprises the Energy Services segment.

Other subsidiaries of the Company include NJR Home Services (NJRHS), which provides services and installation of heating, ventilation and cooling (HVAC) systems throughout New Jersey; NJNR Pipeline (NJNR), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, L.P (Iroquois); NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; NJR Service, which provides shared administrative services; and NJR Investment, which makes energy-related equity investments, all of which comprise the Retail and Other segment.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable return on their utility investment.

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

Derivative Instruments

Derivative instruments associated with natural gas commodity contracts are recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of the effective portion of

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

derivatives qualifying as cash flow hedges, net of tax, in Accumulated other comprehensive loss, a component of total Common stock equity in the Consolidated Statements of Capitalization. Under SFAS 133, NJR also has certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in Gas purchases on the Consolidated Statements of Income. In addition, the changes in the fair value of the ineffective portion of derivatives qualifying for hedge accounting are recorded as increases or decreases in natural gas costs or interest expense, as applicable, based on the nature of the derivatives.

Fair values of exchange-traded instruments, principally futures, swaps and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management’s best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts, over-the-counter options and swaps, management uses available market data and pricing models to estimate fair values. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

See Note 5. Financial Instruments and Risk Management for additional details regarding natural gas trading and hedging activities.

NJNG’s derivatives used to hedge its natural gas purchasing activities are recoverable through its Basic Gas Supply Service (BGSS), a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

NJR has not designated any derivatives as fair value hedges as of September 30, 2006 and 2005.

Revenues

Revenues from the sale of natural gas to customers of NJNG are recognized in the period that gas is delivered and consumed by customers, including an estimate for unbilled revenue.

Unbilled revenues are associated solely with NJNG. Natural gas sales to individual customers are based on their meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading is estimated and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on monthly send-out amounts, estimated customer usage by customer type, weather effects, unaccounted-for gas and the most recent rates.

Generally, NJRES’ commodity contracts fall within the “normal purchase normal sale” scope exception of SFAS 133 or are designated as a hedge for accounting purposes. The normal purchase normal sale scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction, the effective portion of the hedge is

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

recorded in Accumulated other comprehensive income, a component of Common stock equity on the Consolidated Statements of Capitalization, and subsequently reclassified into earnings when the forecasted transaction is completed or settled. Any ineffective portion of the hedge is immediately reflected in earnings. Any commodity contract that does not meet the normal purchase normal sale exception, or does not qualify as a hedge, is recorded at its fair value as a component of operating revenues.

NJRES revenues from the sale of energy management services are a combination of a base service fee and incentive-based arrangements and are recognized as the services are performed and as the incentives are realized over the term of the agreement.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term.

Gas Purchases

NJNG’s tariff includes a component for BGSS, which is normally revised on an annual basis. Under the BGSS, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in prices through levelized charges to customers. Any underrecoveries or overrecoveries are deferred and, subject to BPU approval, reflected in the BGSS in subsequent years.

NJRES gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, for the commodity contracts that are either designated as a hedge for accounting purposes or qualify for the normal purchase normal sale scope exception under SFAS 133.

Income Taxes

The Company computes income taxes using the liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not such tax benefits will be realized. See Note 9. Income Taxes.

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $1.1 million in fiscal 2006, $594,000 in fiscal 2005 and $660,000 in fiscal 2004 with average interest rates of 4.7 percent, 2.6 percent and 1.9 percent, respectively. These amounts are included in Utility plant and Real estate properties on the Consolidated Balance Sheets and are reflected on the Consolidated Statements of Income as a reduction to Interest charges, net. NJNG does not capitalize a cost of equity for its utility plant construction activities.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to underrecovered natural gas costs incurred through October 31, 2001, and its manufactured gas plant (MGP) remediation expenditure. See Note 4. Regulation. Accordingly, Other income included $2.3 million, $1.8 million and $4 million of interest related to underrecovered gas costs and MGP remediation in fiscal 2006, 2005 and 2004, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Income as follows:

	September 30,
(Thousands)	2006	2005	2004
Sales Tax	$45,300	$42,200	$36,600
TEFA	8,100	8,900	9,000
Total	$53,400	$51,100	$45,600

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with maturities of three months or less are considered cash equivalents.

Utility Plant and Depreciation

Regulated property, plant and equipment is stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, allowance for capitalized interest and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 3.03 percent of average depreciable property in fiscal 2006, 3.04 percent in fiscal 2005 and 3.06 percent in fiscal 2004. Property classifications and estimated useful lives, as of September 30, 2006 and 2005, are as follows:

Property Classifications	Estimated Useful Lives
Distribution Facilities	31 to 63 years
Transmission Facilities	42 to 62 years
Storage Facilities	36 to 47 years
All other property	5 to 35 years

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. As part of a change in strategy related to CR&R, included in its Retail and Other segment, the Company determined in fiscal 2005 that 52 acres of undeveloped land located in Atlantic County, New Jersey, will no longer be developed by CR&R, but will be sold as undeveloped land. As a result, the Company estimated the fair value of the land and compared that with its carrying value. Accordingly, the Company recognized a pretax impairment charge of $3.9 million in fiscal 2005, which is included in Operation and Maintenance expense on the Consolidated Statements of Income. The net book value of the undeveloped land is included in Property, Plant & Equipment, net, on the Consolidated Balance Sheets. For the years ended September 30, 2006, 2005 and 2004, no other circumstances indicating impairment were identified.

Available for Sale Securities

Included in Other assets on the Consolidated Balance Sheets are certain investments in equity securities that have a fair value of $3.8 million and $3.6 million as of September 30, 2006 and 2005, respectively. Unrealized gains associated with these equity securities, which are included as a part of Accumulated other comprehensive income (loss), a component of Common stock equity, were approximately $172,000 and $742,000 for the fiscal years ended September 30, 2006 and 2005, respectively.

Equity in Earnings

Included in Other income on the Consolidated Statements of Income for the periods ending September 30, 2006, 2005 and 2004, respectively, are $2.0 million, $1.7 million and $1.2 million, respectively, of equity in pre-tax earnings, associated with NJNR’s investment in Iroquois. Iroquois is a Delaware limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. NJNR records its investment in Iroquois using the equity method.

Included in Income tax expense on the Consolidated Income Statement for the periods ending September 30, 2006, 2005 and 2004, are approximately $854,000, $706,000 and $502,000, respectively, of income taxes related to the equity in earnings from Iroquois.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, accounts receivable, accounts payable, commercial paper and borrowings under revolving credit facilities is estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt excluding current maturities and capital lease obligations, is based on quoted market prices for similar issues and is as follows:

	September 30,
(Thousands)	2006	2005
Carrying value	$279,800	$264,800
Fair market value	$281,800	$266,800

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. NJR’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974 and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $10 million and $10.9 million in aggregate to the plans in fiscal 2006 and 2005, respectively. NJR did not make a contribution to the plans in fiscal 2004.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $3.7 million, $638,000 and $12.6 million in aggregate to these plans in fiscal 2006, 2005 and 2004, respectively.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans” (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, on the Statement of Common Stock Equity to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income are adjusted as they are subsequently recognized in earnings. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) used in the United States of America requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a continuous basis, NJR evaluates its estimates, including those related to the calculation of the fair value of natural gas commodity contracts and derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits and contingencies related to environmental matters and litigation. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business estimated amounts are subsequently adjusted to actual results that may differ from estimates.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Reclassification

Subsequent to the issuance of the September 30, 2005 Annual Report on Form 10-K, the Company determined that certain of its assets associated with broker margin accounts were incorrectly presented net as part of the Broker margin account in the Current Liabilities section of the Consolidated Balance Sheet as of September 30, 2005. The Company’s management has concluded that this error was not material to the Consolidated Financial Statements, taken as a whole, and accordingly the September 30, 2005 balance sheet has been corrected by reclassifying the broker margin asset amount of $120.4 million as Broker margin account in the Current Assets section of the Consolidated Balance Sheet as of September 30, 2005. The September 30, 2005 Asset information included in Note 10. Business Segment Data has also been corrected to reflect this reclassification. This immaterial error had no effect on fiscal 2005 net income or cash flows.

2. LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt, excluding capital leases, redemption requirements are as follows (in millions):

September 30,	Redemption
2007	$—
2008	—
2009	55.0
2010	—
2011	20.0
Thereafter	$204.8

NJNG First Mortgage Bonds

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $176 million of NJNG’s retained earnings were available for such purposes at September 30, 2006.

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

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5% (Series 2005A) and $10.5 million, 4.6% (Series 2005B) Revenue Refunding Bonds; and $15 million, 4.9% (Series 2005C) Natural Gas Facilities Revenue Bonds. The Series 2005 C bonds are supported by NJNG’s 4.9% Series KK bonds with a maturity date of October 1, 2040.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38% Series W First Mortgage Bonds and its $10.5 million, 6.25% Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG drew down $2.5 million from the construction fund in October 2005 and $4 million in September 2006.

At September 30, 2006 and 2005, NJNG had total long-term variable-rate debt outstanding of $97.1 million. At September 30, 2006 and 2005, the weighted average interest rate on NJNG’s variable rate EDA Bonds was 3.3 percent and 2.2 percent, respectively.

In July 2006, NJNG purchased interest rate caps with several banks to hedge the interest rate exposure on its $97.1 million of tax-exempt, variable rate long-term debt with various maturity dates ranging from 2027 to 2040. The interest rate caps expire in July 2009 and limit NJNG’s variable rate debt exposure for the tax-exempt EDA Bonds at 4.5 percent. The interest rate caps are treated as cash flow hedges, with changes in fair value accounted for in Accumulated other comprehensive income.

NJNG Unsecured Senior Notes

In March 2004, NJNG issued $60 million of Unsecured Senior Notes with a 10-year maturity and an interest rate of 4.77 percent. The proceeds of the Unsecured Senior Notes were used to reduce short-term debt of NJNG.

NJNG Sale-Leasebacks

Under an agreement entered into with a financing company in 2002, NJNG has received $4.1 million, $4.9 million and $3.9 million in fiscal 2006, 2005 and 2004, respectively, related to the sale-leaseback of a portion of its meters. NJNG plans to continue the sale-leaseback meter program on an annual basis.

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

Minimum annual lease payments, under both sale-leasebacks for the meters and the building, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Minimum Lease Payment
2007	$3.7
2008	4.0
2009	4.2
2010	4.6
2011	8.7
Thereafter	$31.0

NJR

NJR had no long-term variable-rate debt outstanding at September 30, 2006 and 2005.

In March 2004, NJR issued $25 million of Unsecured Senior Notes with a 5-year maturity and an interest rate of 3.75 percent. The proceeds of the Unsecured Senior Notes were used to reduce short-term debt of NJR.

3. SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, are as follows:

	September 30,
(Thousands)	2006	2005
NJR
Bank credit facilities	$325,000	$295,000
Amount outstanding at year-end
Notes payable to banks	$129,200	$174,100
Weighted average interest rate at year-end
Notes payable to banks	6.0%	4.8%
NJNG
Bank credit facilities	$250,000	$225,000
Amount outstanding at year-end
Commercial paper	$151,500	—
Weighted average interest rate at year-end
Commercial paper	4.7%	—

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR

In December 2004, NJR entered into a $275 million committed credit facility with several banks, with a 3-year term, expiring in December 2007. In November 2005, NJR amended the facility to increase it to $325 million.

In October 2006, NJRES entered into a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR.

These facilities provide liquidity to meet the working capital and external debt-financing requirements of NJR and its nonregulated companies. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES facilities.

As of September 30, 2006, NJR had a $4.0 million letter of credit outstanding on behalf of NJRES, which will expire on August 1, 2007, in conjunction with a long-term natural gas storage agreement.

At September 30, 2006, NJR had a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2007, in conjunction with development activities.These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

NJNG

In December 2004, NJNG entered into a $225 million committed facility with several banks, with a 5-year term expiring in December 2009, which replaced a $225 million credit facility with a shorter term. In November 2005, NJNG amended this facility to increase it to $250 million. This facility is used to support NJNG’s commercial paper program.

As of September 30, 2006, NJNG had a $45 million letter of credit outstanding that will expire on December 31, 2006, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary, upon its expiration.

4. REGULATION

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

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG began in November 2006.

Weather and Usage

For the reporting periods through September 30, 2006, the impact of weather on NJNG’s utility gross margin had been significantly mitigated due to its Weather Normalization Clause (WNC), however, lower customer usage per degree-day was not captured by the WNC. NJNG has experienced lower customer usage per degree-day, which it believes is due primarily to customer conservation resulting from an increase in wholesale commodity costs. In order to reduce the impact of the reduction in customer usage, NJNG filed a Conservation and Usage Adjustment (CUA) proposal with the BPU in December 2005. On October 12, 2006, the BPU approved a stipulation reached with the staff of the BPU and the Division of Rate Counsel (on September 30, 2006) that modified the CUA proposal into the Conservation Incentive Program (CIP).

The CIP is a three year pilot program, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. For the term of the pilot the existing WNC will be suspended and replaced with the CIP tracking mechanism which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations is subject to additional conditions including an earnings test and an evaluation of BGSS-related savings under the CIP agreement. If NJNG does not file for a rate review with the BPU within two years, the return on equity for the earnings test will decline from 10.5 percent to 10.25 percent. To encourage energy efficiency, NJNG is obligated to initiate and fund programs to further customer conservation efforts over the term of the pilot. In September 2006, NJNG accrued the estimated present value of this obligation, which was approximately $1.8 million. An annual filing for the clause shall be made in June of each year coincident with NJNG’s annual BGSS filing.

Basic Gas Supply Service

On January 6, 2003, the BPU approved a statewide BGSS agreement requiring all New Jersey natural gas utilities to make an annual filing by each subsequent June 1 for review of BGSS and to request a potential rate change to be effective the following October 1. The agreement also allows natural gas utilities to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval.

On June 1, 2005, NJNG filed for a 4.2 percent price increase to an average residential customer, to be effective on October 1, 2005. On July 21, 2005, NJNG amended its filing, requesting an effective date of September 1, 2005. The BPU approved this increase on a provisional basis on August 19, 2005, and it became effective on September 1, 2005. This requested increase was necessary due to higher wholesale commodity costs and was subject to refund with interest.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On November 10, 2005, NJNG filed for a 23.2 percent price increase to an average residential customer, which was provisionally approved and became effective on December 14, 2005. This increase was necessary due to higher wholesale commodity costs and was subject to refund with interest.

In January and March 2006, NJNG filed supporting documentation with the BPU for a bill credit to its customers for the period February 1, 2006 through April 30, 2006. The bill credits, which temporarily reduced the BGSS tariff component, provided a benefit of approximately $28.6 million to NJNG’s residential and small commercial customers during that period.

On June 1, 2006, NJNG filed for a reduction to the BGSS rate that would decrease an average residential customer’s bill by approximately 6.6 percent. The BPU approved this decrease on a provisional basis on September 27, 2006. NJNG refunded approximately $22.5 million to residential and small commercial customers in September 2006.

All of the above credits and refunds were possible due primarily to a decline in wholesale natural gas prices that occurred subsequent to NJNG’s November 10, 2005 BGSS filing. These refunds and credits apply only to NJNG’s residential and small commerical sales customers, as transportation customers are not subject to the BGSS clause

On October 25, 2006, NJNG filed supporting documentation with the BPU for a self-implementing BGSS price reduction to be effective November 1, 2006, which will lower residential and small commercial customers’ bills by approximately an additional 4 percent. This decrease was due to the continued reduction in the wholesale cost of natural gas.

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

Societal Benefits Clause (SBC)

The SBC is comprised of three primary components, a Universal Service Fund rider (USF), a Manufactured Gas Plant Remediation Adjustment Clause (RAC), and the New Jersey Clean Energy Program (NJCEP). The USF is a permanent statewide program that was approved by the BPU in March 2003 for all natural gas and electric utilities for the benefit of limited-income customers; the RAC is a rider approved by the BPU in June 1992 that provides for recovery of expenditures incurred to remediate former gas manufacturing facilities; and the NJCEP is a program approved by the BPU in March 2001 designed to promote energy efficiency and renewable energy. Recovery of SBC program costs is subject to BPU approval of annual filings that include an updated report of expenditures incurred each year.

Universal Service Fund

Through the USF, eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through the USF rider in the SBC. NJNG recovers carrying costs on

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

deferred USF balances. On July 1, 2006, the natural gas utilities filed to increase the statewide USF recovery rate as a result of higher USF benefits effective October 1, 2006. In October 2006, the BPU approved the requested recovery rate to be effective November 1, 2006, which results in an approximate .9 percent increase to the total bill of a residential sales customer.

Clean Energy Program

On December 23, 2004, the BPU issued a decision establishing the statewide NJCEP funding amount for the period from January 1, 2005 to December 31, 2008. NJNG’s obligation to the state of New Jersey, which is recoverable from customers through the SBC, gradually increases from $4.2 million in fiscal 2005 to $9.5 million in fiscal 2008. As a result, NJNG has a remaining discounted liability of $19.6 million and a corresponding Regulatory asset included in SBC at September 30, 2006. Additionally, this decision reaffirmed the right and basis for utilities to collect lost revenue related to the implementation of Clean Energy programs for measures installed prior to December 31, 2003. As of September 30, 2005, NJNG recorded $1 million of revenue related to this program and has sought recovery of such revenue in its September 30, 2005 SBC filing. NJNG also filed the results of the fiscal 2005 WNC on September 30, 2005, which seeks to apply a $2.1 million refund to other clauses that are currently underrecovered. The October 25, 2006 filing modifies this request and primarily seeks to apply the WNC refund to the 2005-2006 winter period WNC margin deficiency.

Remediation Adjustment Clause

On April 12, 2006, the BPU approved NJNG’s 2004 annual filing and signed a stipulation agreement that maintained the existing recovery rate of approximately $19.2 million annually, which recognizes remediation expenditures through June 30, 2004.

October 2006 Filings

On October 25, 2006, NJNG made its annual SBC filing, which updates RAC expenditures through June 30, 2006, and provides current clean energy funding projections. In addition, NJNG proposed to reduce the RAC recovery from $19.2 million to $15.9 million, annually, and increase the recovery for NJCEP from $7.1 million to $13.6 million, for the calendar year 2007, to address current funding obligations and a prior year underrecovery. At the same time, NJNG filed supporting documentation for the WNC surcharge of approximately $10.3 million for the period from October 1, 2005 through May 31, 2006. The combined effect of these two filings is an increase of approximately 1.7 percent for the average residential customer, with a requested effective date of January 1, 2007.

Other Proceedings

NJNG is also involved in various proceedings associated with several other adjustment clauses and an audit of its BGSS, the outcome of which, in management’s opinion, will not have a material adverse impact on its financial condition, results of operations or cash flows.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2006 and 2005, respectively, the Company had the following regulatory assets, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2006	2005	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$—	$37,049	Less than one year (1)
WNC	8,105	(2,145)	Less than one year (4)
Total-current	$8,105	$34,904
Regulatory assets–noncurrent
Remediation costs (Note 13)
Expended, net	$83,746	$86,912	(2)
Liability for future expenditures	105,400	93,920	(3)
Deferred income and other taxes	13,476	12,901	Various
Derivatives (Note 1)	82,451	—	Through Oct. 2011(5)
Postemployment benefit costs (Note 11)	2,117	2,418	Through Sept. 2014 (4)
SBC	35,796	35,215	Various (6)
Total-noncurrent	$322,986	$231,366

(1)             Recoverable, subject to BPU annual approval, without interest, except for $6.4 million that was recoverable with interest through November 30, 2005.

(2)             Recoverable, subject to BPU approval, with interest over rolling seven-year periods. Also net of estimated future insurance proceeds of $10 million at September 30,  2006.

(3)             Estimated future expenditures. Recovery will be requested when actual expenditures are incurred. (See Note 13. Commitments and Contingent Liabilities.)

(4)             Recoverable/refundable, subject to BPU approval, without interest.

(5)             Recoverable, subject to BPU approval, through BGSS, without interest.

(6)             Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

At September 30, 2006 and 2005, the Company had the following regulatory liabilities, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2006	2005
Regulatory liability–current
Overrecovered gas costs	$1,710	$—
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$58,161	$77,067
Market development fund (MDF) (2)	6,059	5,945
Derivatives	—	35,135
Total-noncurrent	$64,220	$118,147

(1)             NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $18.2 million of regulatory assets relating to asset retirement obligation have been netted against the cost of removal obligation as of September 30, 2006. See Note 8. Asset Retirement Obligations

(2)             The MDF, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, currently provides financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate. The MDF funding obligations  terminated as of October 31, 2006. $4.9 million of this fund was credited  to the New Jersey Clean Energy Program, as a result of a filing with the BPU on October 25, 2006. The remaining balance is being held until final resolution of NJNG’s fiscal 2005 SBC filing.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and swap agreements to hedge purchases and sales of natural gas.

Generally, all of the commodity contracts of NJRES meet the “normal purchase normal sale” scope exception of SFAS No. 133, and are accounted for under accrual accounting, or are designated as a hedge for accounting purposes. If these commodity contracts do not meet the normal purchase normal sale scope exception, or if they do not qualify as a hedge, they are recorded at fair value as a component of operating revenues.

The amounts included in Other comprehensive income related to natural gas instruments, which have been designated as cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs and is settled. Based on the amount recorded in Accumulated other comprehensive income at September 30, 2006, $96.3 million is expected to be recorded as a decrease to gas costs in fiscal 2007.

In March 1992, NJR Energy entered into a long-term fixed-price contract to sell natural gas (Gas Sale Contract) to an energy marketing company, which expires in 2010. NJR Energy entered into a series of swap agreements and purchase contracts, which hedged its risk for sales volumes under the Gas Sale Contract that were in excess of the estimated production from natural gas reserves owned at the time. These cash flow hedges cover various periods of time ranging from November 2006 to October 2010.

The respective obligations of NJR Energy and the counterparties under the swap agreements are guaranteed, subject to a maximum amount, by the Company and the respective counterparties’ parent corporations. In the event of nonperformance by the counterparties and their parent corporations, NJR Energy’s financial results would be impacted by the difference, if any, between the fixed price it is receiving under the Gas Sale Contracts and the floating price that it is paying under the purchase contract. However, the Company does not anticipate nonperformance by the counterparties, which are major national energy companies.

The following table summarizes the ineffective portions of the Company’s cash flow hedges that are included as a benefit (expense) as part of the Gas purchases in the Consolidated Statements of Income for the fiscal years ended September 30, 2006, 2005 and 2004:

(Thousands)	2006	2005	2004
NJRES	$8,286	$(5,235)	$(3,507)
NJR Energy	57	68	116
Total Consolidated	$8,343	$(5,167)	$(3,391)

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The ineffective portions of the NJRES cash flow hedges relate to certain natural gas basis swap contracts, which concluded in October 2006, that were deemed ineffective in fiscal 2001 upon the adoption of SFAS 133.

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movements and in accordance with exchange rules. The Company maintains two broker margin accounts for NJNG and NJRES. The balances as of September 30, 2006 and 2005 are as follows:

(Thousands)	2006	2005
NJNG broker margin deposit (liability)	$30,833	$(122,244)
NJRES broker margin (liability) deposit	(14,220)	120,420

6. STOCK BASED COMPENSATION

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

The following table summarizes all stock-based compensation expense recognized during the fiscal years ended September 30, 2006, 2005 and 2004 respectively:

(Thousands)	2006	2005	2004
Stock-based compensation expense:
Stock options	$430	$328	$210
Performance units	270	(1,075)	577
Restricted stock	21	—	—
Compensation expense included in Operation and Maintenance expense	721	(747)	787
Income tax benefit	(294)	305	(322)
Total, net of tax	$427	$(442)	$465

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table presents the pro forma impacts on both net income and earnings per share for the fiscal years ended September 30, 2005 and 2004 for options granted prior to October 1, 2002, which were accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning October 1, 2005, the cost of all options are expensed under SFAS 123R.

(Thousands)	2005	2004
Net income, as reported	$76,340	$71,574
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	194	125
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(404)	(668)
Pro forma net income	$76,130	$71,031

	2005	2004
Basic–earnings per share, as reported	$2.77	$2.60
Basic–earnings per share, pro forma	$2.76	$2.58
Diluted–earnings per share, as reported	$2.71	$2.55
Diluted–earnings per share, pro forma	$2.71	$2.53

Stock Options

The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options issued during the last three fiscal years:

	2006	2005	2004
Dividend yield	3.2%	3.0%	3.1%
Volatility	13.2%	12.7%	14.3%
Expected life (years)	7	7	7
Risk-free interest rate	4.6%	4.3%	3.9%
Weighted average fair value	$5.44	$4.14	$5.64

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2003	1,799,729	$26.20
Granted	30,000	$38.75
Exercised	(140,048)	$20.28
Forfeited	(2,003)	$31.92
Outstanding at September 30, 2004	1,687,678	$26.90
Granted	177,500	$45.01
Exercised	(269,234)	$24.06
Forfeited	(50,287)	$32.17
Outstanding at September 30, 2005	1,545,657	$29.29
Granted	28,200	$42.83
Exercised	(883,779)	$26.23
Forfeited	(18,247)	$36.69
Outstanding at September 30, 2006	671,831	$33.67
Exercisable at September 30, 2006	485,806	$30.53
Exercisable at September 30, 2005	1,259,270	$26.88
Exercisable at September 30, 2004	1,132,184	$25.82

For the stock options listed above, there are $758,000 in costs related to unvested options that are expected to be recognized over the next 4 years.

The following table summarizes stock options outstanding and exercisable as of September 30, 2006:

	Outstanding				Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$18.22 – $22.78	13,886	1.3	$21.60	$385	13,886	$21.60	$385
$22.78 – $27.33	96,890	3.1	$25.83	2,274	96,890	$25.83	2,274
$27.33 – $31.89	333,605	4.2	$29.64	6,559	295,605	$29.40	5,882
$31.89 – $36.44	10,500	6.5	$33.71	163	10,500	$33.71	163
$36.44 – $41.00	22,000	7.4	$38.09	246	14,000	$38.30	154
$41.00 – $45.55	194,950	8.5	$44.81	875	54,925	$44.59	259
Total	671,831	5.4	$33.67	$10,502	485,806	$30.53	$9,117

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Performance Units

The Company has issued performance units to various officers which are market conditions awards. The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past three fiscal years:

	Units(1)	Weighted Average Grant Date Fair Value
Oustanding at September 30, 2003	83,950	$30.06
Granted	—	—
Vested	(14,475)	$27.33
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2004	69,475	$30.62
Granted	36,750	$45.55
Vested	(14,475)	$27.33
Cancelled/forfeited	(55,000)	$31.49
Non-vested and outstanding at September 30, 2005	36,750	$45.55
Granted	7,200	$42.80
Vested	—	—
Cancelled/forfeited	(2,250)	45.55
Non-vested and outstanding at September 30, 2006	41,700	$45.08

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

There are $479,000 in costs related to unvested performance units that are expected to be recognized over the next two years.

Restricted Stock

In fiscal  2006, the Company granted 2,755 shares of restricted stock pursuant to the Employee and Outside Director Long-Term Incentive Compensation Plan. The stock is restricted for a period of four years from grant date. The Company is recognizing expense based on the market value of the stock as of the grant date over the vesting period.

There are $103,000 in costs related to unvested restricted stock shares that are expected to be recognized over the next four years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

7. EARNINGS PER SHARE (EPS)

The following table presents the calculation of the Company’s basic and diluted EPS:

(Thousands)	2006	2005	2004
Net Income	$78,519	$76,340	$71,574
Basic EPS
Average shares of common stock outstanding–basic	27,862	27,591	27,530
Basic earnings per common share	$2.82	$2.77	$2.60
Diluted EPS
Average shares of common stock outstanding–basic	27,862	27,591	27,530
Incremental shares (1)	219	530	523
Average shares of common stock outstanding–diluted	28,081	28,121	28,053
Diluted earnings per common share	$2.80	$2.71	$2.55

(1)             Incremental shares consist of stock options, stock awards and performance units

8. ASSET RETIREMENT OBLIGATIONS (ARO)

In March 2005, the FASB issued Financial Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), to clarify the term “conditional asset retirement obligation” (CARO) as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A CARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. FIN 47 removes the conditionality surrounding an ARO, such that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. NJR adopted FIN 47 effective as of September 30, 2006.

FIN 47 requires NJR to recognize a reasonably estimated liability for the fair value of a CARO. The fair value of a liability for a CARO should be recognized when incurred, which is generally upon acquisition, construction, development and/or through the normal operation of the asset. An asset retirement cost will be capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. In periods subsequent to the initial measurement, NJR is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either timing or the amount of the originally estimated cash flows to settle the CARO.

As of  September 30, 2006, NJR identified a CARO related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

NJNG recorded liabilities of approximately $5.1 million related to the present value of CARO and $18.2 million related to accumulated accretion. NJR believes that CARO-related amounts represent timing differences in the recognition of legal retirement costs that are currently being recovered in NJNG’s rates and, therefore, is deferring such differences as a regulatory asset under SFAS 71. The $18.2 million related to accumulated accretion, which represents a regulatory asset, has been netted against NJNG’s cost of removal regulatory liability on the Consolidated Balance Sheet.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The pro forma amounts of the liabilities for asset retirement obligations for the periods ended September 30, 2006, 2005, and 2004, respectively, are presented in the following table. These amounts were calculated using current information, assumptions and interest rates:

	Pro-Forma
	September 30,
(Thousands)	2006	2005	2004
Beginning of period ARO liability	$22,029	$20,841	$19,725
Accretion (1)	1,264	1,188	1,116
End of period ARO liability	$23,293	$22,029	$20,841

(1)            Accretion  is not reflected on NJR’s  Consolidated Statements of Operations as it is deferred and recovered in rate base.

Accretion for the next five years, is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2007	$1,312
2008	$1,384
2009	$1,459
2010	$1,538
2011	$1,618

Accretion amounts will not be reflected as expense on NJR’s Consolidated Statements of Operations, but rather deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheet.

9. INCOME TAXES

The Company’s federal tax returns through fiscal 2002 either have been reviewed by survey, examined by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. As part of standard procedure in handling a fiscal 2003 federal income tax refund request, an IRS audit review of the fiscal 2003 and 2004 tax returns is under way.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the U.S. federal statutory rate of 35 percent to our effective rate from operations for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows:

(Thousands)	2006	2005	2004
Statutory income tax expense	$44,987	$43,839	$41,132
Change resulting from
State income taxes	7,909	7,640	7,057
Change in tax rate	(216)	—	—
Depreciation and cost of removal	(1,674)	(1,641)	(1,441)
Investment tax credits	(322)	(322)	(322)
Other	(662)	(603)	(481)
Income tax provision	$50,022	$48,913	$45,945
Effective income tax rate	38.9%	39.1%	40.0%

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2006	2005	2004
Current
Federal	$37,631	$45,142	$22,560
State	11,636	14,327	8,547
Deferred
Federal	878	(7,660)	12,850
State	199	(2,574)	2,310
Investment tax credits	(322)	(322)	(322)
Income tax provision	$50,022	$48,913	$45,945

For fiscal 2006 the statutory state income tax rate increased to 9.36 percent from the prior year state income tax rate of 9 percent. This increase is due to a 4 percent surtax which has been imposed by the state of New Jersey during fiscal 2006. The surtax is expected to expire June 30, 2009.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and liabilities, consist of the following:

(Thousands)	2006	2005
Current
Underrecovered gas costs	$(702)	$15,135
WNC	3,330	(876)
Conservation program	4,112	(3,338)
Other	(1,772)	(1,937)
Current deferred tax liability, net	$4,968	$8,984
Noncurrent
Property-related items	$128,835	$131,170
Customer contributions	(1,421)	(2,304)
Capitalized overhead and interest	(2,677)	936
Unamortized investment tax credits	(4,219)	(4,392)
Remediation costs	30,919	32,434
Deferred service contract revenue	(2,317)	(2,411)
Deferred gain	(2,512)	(4,795)
Fair value of derivatives	63,220	(39,606)
Partnership	7,524	6,115
Other	9,748	(12,338)
Total non-current deferred tax liabilities, net	227,100	104,809
Total deferred tax liabilities, net	$232,068	$113,793

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

10. BUSINESS SEGMENT DATA

Information related to the Company’s various business segments, excluding capital expenditures, which are presented in the Consolidated Statements of Cash Flows, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investments and other corporate activities.

(Thousands)	2006	2005	2004
Operating Revenues
Natural Gas Distribution	$1,138,774	$1,138,280	$928,902
Energy Services	2,133,540	1,973,268	1,582,103
Retail and Other	27,568	36,900	22,698
Subtotal	3,299,882	3,148,448	2,533,703
Intersegment Revenues (1)	(274)	(186)	(96)
Total	$3,299,608	$3,148,262	$2,533,607
Depreciation and Amortization
Natural Gas Distribution	$34,146	$32,905	$31,776
Energy Services	211	253	204
Retail and Other	396	517	469
Total	$34,753	$33,675	$32,449
Operating Income
Natural Gas Distribution	$88,029	$97,502	$98,823
Energy Services	53,745	31,426	24,868
Retail and Other	4,689	9,440	3,527
Total	$146,463	$138,368	$127,218

The Company’s assets for the various business segments are detailed below:

(Thousands)	2006	2005
Assets as of September 30,
Natural Gas Distribution	$1,586,934	$1,581,758
Energy Services	714,867	621,471
Retail and Other	107,213	136,420
Intersegment Assets (1)	(10,086)	(9,401)
Total	$2,398,928	$2,330,248

(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

11. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

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

The Company provides postemployment medical and life insurance benefits to employees who meet the eligibility requirements.

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In fiscal 2006 and 2005, the Company had no minimum funding requirements; however, the Company made discretionary contributions of $10 million and $10.9 million in fiscal 2006 and 2005, respectively, to the pension plans. The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company currently has no plans to fund the pension plans over the next five years.

The Company made tax-deductible contributions of $3.7 million in fiscal 2006 and $638,000 in fiscal 2005 to the OPEB plans. It is anticipated that the Company’s funding level to the OPEB plans will be approximately $600,000 annually over the next five years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

		Pension			OPEB
(Thousands)	2006	2005	2004	2006	2005	2004
Service cost	$3,004	$2,600	$2,479	$1,582	$1,297	$1,059
Interest cost	5,633	5,302	4,918	2,472	2,181	1,865
Expected return on plan assets	(7,127)	(6,404)	(6,574)	(1,832)	(1,700)	(857)
Recognized actuarial loss	1,731	1,045	634	—	682	456
Recognized net initial obligation	(11)	(113)	(113)	357	357	357
Prior service cost amortization	84	111	87	78	78	77
Special termination benefit	—	—	801	834	72	62
Net periodic cost	$3,314	$2,541	$2,232	$3,491	$2,967	$3,019
The weighted average assumptions are as follows:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Initial health care cost trend rate (HCCTR)	—	—	—	10.00%	9.00%	9.50%
Ultimate HCCTR	—	—	—	5.00%	4.50%	4.50%
Year ultimate HCCTR reached	—	—	—	2013	2010	2010
		Pension			OPEB
	2006	2005	2004	2006	2005	2004
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	—	—	—	$8,096	$7,523	$6,292
Total service and interest cost	—	—	—	$921	$734	$633
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	—	—	—	$(6,489)	$(5,995)	$(5,019)
Total service and interest costs	—	—	—	$(721)	$(520)	$(490)

p

In selecting an assumed discount rate, NJR uses a modeling process that involves selecting a portfolio of high-quality corporate debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of NJR’s expected future benefit payments. NJR considers the results of this modeling process, as well as overall rates of return on high-quality corporate bonds and changes in such rates over time, in determination of its assumed discount rate.

NJR’s general approach for determining the overall expected long-term rate of return on assets considers historical and expected future asset returns, the current and future targeted asset mix of the plan assets, historical and future expected real rates of return for equities and fixed income securities, and historical and expected inflation statistics. The expected long-term rate of return on plan assets to be used to develop net periodic benefit costs for fiscal 2007 is 9 percent for pension costs and 8.5 percent for OPEB costs.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the funded status of the plans to the amounts recognized on the Consolidated Balance Sheets is presented below, using a measurement date of September 30:

	Pension		OPEB
(Thousands)	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$99,900	$90,004	$43,602	$37,024
Service cost	3,004	2,600	1,582	1,297
Interest cost	5,633	5,302	2,472	2,181
Plan participants’ contributions	57	60	—	—
Actuarial loss	(742)	5,859	5,245	4,603
Special termination benefit	—	—	—	72
Benefits paid	(4,114)	(3,925)	(1,526)	(1,575)
Benefit obligation at end of year	$103,738	$99,900	$51,375	$43,602
Change in plan assets
Fair value of plan assets at beginning of year	$82,596	$66,566	$22,380	$20,685
Actual return on plan assets	7,296	8,985	2,026	2,632
Employer contributions	10,000	10,910	3,690	638
Plan participants’ contributions	57	60	—	—
Benefits paid	(4,114)	(3,925)	(1,526)	(1,575)
Fair value of plan assets at end of year	$95,835	$82,596	$26,570	$22,380
Funded status	$(7,903)	$(17,304)	$(24,805)	$(21,222)
Unrecognized actuarial loss	28,458	31,100	22,095	17,878
Unrecognized transition obligation	—	—	2,527	2,884
Unrecognized prior service cost	490	573	428	506
Unrecognized net initial obligation	—	(11)	—	—
Net amount recognized	$21,045	$14,358	$245	$46
Amounts recognized on Consolidated Balance Sheets
Accrued benefit liability included in:
Prepaid pension asset	$21,045	$—	$—	$—
Accounts payable and other	—	—	—	(613)
Postemployment employee benefit liability	—	(3,521)	245	659
Intangible asset	—	573	—	—
Accumulated other comprehensive income	—	17,306	—	—
Net amount recognized	$21,045	$14,358	$245	$46

The accumulated benefit obligation (ABO) for the pension plans at September 30, 2006 and 2005, was $90.9 million and $86.1 million, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pursuant to SFAS No. 87, “Employers Accounting for Pension” (SFAS 87), the Company was required to record a $207,000 reduction to its minimum pension liability in fiscal 2005, which is included in Postemployment employee benefit liability on the Consolidated Balance Sheets.

The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2007 Target	Assets at Sept. 30,
Asset Allocation	Allocation	2006	2005
U.S. equity securities	53%	53%	53%
International equity securities	18	18	19
Fixed income	29	29	28
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2007	$4,312	$1,958
2008	4,505	2,079
2009	4,770	2,237
2010	4,931	2,306
2011	5,257	2,412
2012-2016	$31,052	$14,408

In fiscal 2004, the Company adopted FASB Staff Position “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)” (FSP 106-2). The adoption of FSP 106-2 resulted in a $300,000 reduction in expense in fiscal 2004 and a $3 million reduction in the accumulated postemployment benefit obligation. The estimated subsidy payments from the Act are:

Fiscal Year	Estimated Subsidy Payment (thousands)
2007	$100
2008	100
2009	200
2010	200
2011-2015	$1,300

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension Equalization Plan

The Company maintains an unfunded nonqualified pension equalization plan (PEP) that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan. The Company recognized a $144,000 and $1.9 million net periodic PEP cost in fiscal 2006 and 2005, respectively. The PEP weighted average assumptions are identical to the qualified pension plan assumptions.

The PBO and ABO for the Company’s unfunded PEP were $2.0 million and $1.9 million respectively, as of September 30, 2006, and $2.1 million and $1.9 million, respectively, as of September 30, 2005.

Voluntary Early Retirement Program

In September 2004, the Company offered a voluntary early retirement program to officers of NJR and its subsidiaries. The early retirement program resulted in $2.5 million being charged to Operations and maintenance expense in fiscal 2005.

Defined Contribution Plan

The Company offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. The Company matches 50 percent of participants’ contributions up to 6 percent of base compensation.

For represented NJRHS employees who are not eligible for participation in the defined benefit plan, the Company contributes between 2 and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf.

The amount expensed and contributed for the matching provision of the Savings Plan was $1.1 million each in fiscal years 2006, 2005 and 2004, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12. SELECTED QUARTERLY DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2006 and 2005 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

(Thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Operating revenues	$1,164,576	$1,064,422	$536,103	$534,507
Operating income (loss)	$61,669	$104,942	$(3,399)	$(16,749)
Net income (loss)	$34,264	$60,201	$(3,975)	$(11,971)
Earnings per share
Basic	$1.24	$2.16	$(.14)	$(.43)
Diluted	$1.23	$2.14	$(.14)	$(.43)
2005
Operating revenues	$853,988	$1,065,057	$544,280	$684,937
Operating income (loss)	$53,628	$88,295	$5,851	$(9,406)
Net income (loss)	$30,202	$51,665	$1,835	$(7,362)
Earnings per share
Basic	$1.09	$1.87	$.07	$(.27)
Diluted	$1.06	$1.84	$.07	$(.27)

The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $102.5 million at current contract rates and volumes, which are recovered through the BGSS.

As of September 30, 2006, there were NJR guarantees covering approximately $232 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet.

NJNG’s capital expenditures are estimated at $66 million and $63 million in fiscal 2007 and 2008, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking.

The Company’s future minimum lease payments under various operating leases are less than $3.7 million annually for the next five years and $680,000 in the aggregate for all years thereafter.

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

In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites, while JCP&L is responsible for the remaining eight sites. Also in September 2000, NJNG purchased a 20-year cost-containment insurance policy and an Environmental Response Compensation and Liability Insurance Policy (ERCLIP) for the two sites (see Kemper Insurance Company Litigation below). On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby NJNG would take ownership of two sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

In June 1992, the BPU approved a remediation rider through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. The BPU reviews the remediation recovery each year when NJNG files its annual report of expenditures. On April 12, 2006, the BPU approved a stipulation related to NJNG’s 2004 filing, that maintained the existing recovery rate of approximately $19.2 million annually that recognizes remediation expenditures through June 2004. Currently, two SBC annual filings are pending BPU approval. On September 30, 2005, NJNG filed updated information regarding expenditures to SBC programs and activities, including MGP expenditures through June 30, 2005. While the SBC filing maintained the same overall rate, the filing proposed to reduce the portion related to the remediation rider recovery to $11.6 million of annual expenditures to reflect actual spending levels. In the subsequent annual filing in October 2006, NJNG filed to supersede its prior request, seeking a decrease to the existing remediation rider recovery from $19.2 million, annually,  to $15.9 million, annually. As of September 30, 2006, $83.7 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet. (See Note 4. Regulatory Assets and Liabilities.)

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

NJNG is involved with environmental investigations and remedial actions at certain MGP sites. In September 2006, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible, will range from $105.4 million to $174.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.4 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of such costs through its remediation rider. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination.

Long Branch Litigation

Since July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy. The complaints were originally filed in Monmouth County and, as of February 2004, were designated as a Mass Tort Litigation (the “Mass Tort Litigation”) for centralized case management purposes and transferred to the Bergen County Law Division. There were originally 528 complaints filed. All 528 complaints have been dismissed or settled.

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

In December 2005, a confidential settlement between NJNG and the plaintiffs was finalized and approved by the New Jersey Superior Court in Bergen County.

JCP&L and FirstEnergy made a demand upon NJNG and NJR for indemnification pursuant to the September 2000 agreement between these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG has agreed to honor the indemnification terms of the agreement.

NJNG’s insurance carriers were initially notified of the claims, and Kemper Insurance Company (Kemper), under the ERCLIP, initially agreed to provide a defense and certain coverage, subject to a reservation of rights regarding various allegations in the complaints, typically not covered by insurance. However, as Kemper’s defense and insurance obligations were not met, NJNG initiated litigation against Kemper (see Kemper Insurance Company Litigation below).

Management believes that litigation costs and the settlement amount are recoverable through insurance (subject to the outcome of the Kemper Insurance Company Litigation). Additionally, management believes that any liabilities not recoverable through insurance, except for punitive and personal injury damages, would be recoverable, with BPU approval, through the remediation rider. However, there can be no assurance as to the ultimate resolution of the recovery of these amounts or the impact on the Company’s financial condition, results of operations or cash flows.

Twelve pro se matters have been filed against the Company and NJNG since February 26, 2005. These complaints were filed in the Superior Court of New Jersey Law Division, Bergen County and allege the same claims made in the Mass Tort Litigation. Five of these actions have since been dismissed by the court. NJNG and the Company believe that the allegations in the complaints have no merit and are vigorously defending against them.

The amount of total liability, resulting from the pro se matters described in the preceding paragraph if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, management does not believe these suits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Kemper Insurance Company Litigation

In October 2004, NJNG instituted suit for declaratory relief against Kemper in the Superior Court of New Jersey, Law Division, Ocean County. The case is under active case management. Kemper provided insurance under an ERCLIP together with a cost containment coverage policy effective July 21, 2000. Prior to the institution of this suit, NJNG requested that Kemper defend and indemnify claims involving the Mass Tort Long Branch litigation (see Long Branch Litigation, above) and reimburse NJNG  for remediation costs for the Long Branch site that exceed the self-insured retention.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Kemper reserved its rights regarding various allegations in the Mass Tort Litigation and agreed to participate in the defense of that matter. Although Kemper has not denied coverage, it has not yet reimbursed NJNG for any costs incurred to date. In fiscal 2003, Kemper ceased its underwriting operations and voluntarily commenced a runoff of its business. The Illinois Department of Insurance has approved Kemper’s runoff plan. Management believes that, with the exception of any liability for punitive and personal injury damages, any costs associated with Kemper’s failure to meet its future obligations will be recoverable, with BPU approval, through the remediation rider.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period reported on in this report, NJR has undertaken an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NJR’s disclosure controls and procedures were effective with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by NJR in the reports that it files or submits under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Report

The report of management required under this ITEM 9A is contained in ITEM 8 of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”

New Jersey Resources
Part II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Attestation Report of Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls in the quarter ended September 30, 2006.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, the Company’s Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareowners (the “Proxy Statement”), which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 22, 2006.

Executive Officers

The information required by this item is incorporated by reference to Item 4A. “Executive Officers of the Company”  of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2.   Financial Statement Schedules–See Index to Financial Statement Schedules In Item 8.

(a) 3.   Exhibits–See Exhibit Index on page 108.

New Jersey Resources

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2006	106

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 and 2004

(Thousands)
	BALANCE AT	ADDITIONS		BALANCE
	BEGINNING	CHARGED TO		AT END OF
CLASSIFICATION	OF YEAR	EXPENSE	OTHER (1)	YEAR
2006:
Allowance for Doubtful Accounts	$5,297	$3,612	$(6,230)	$2,679
2005:
Allowance for Doubtful Accounts	$5,304	$6,128	$(6,135)	$5,297
2004:
Allowance for Doubtful Accounts	$5,635	$2,607	$(2,938)	$5,304

Notes:                      (1) Uncollectible accounts written off, less recoveries and changes to adjust reserve to appropriate level.

New Jersey Resources

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date: November 22, 2006	By:/s/ GLENN C. LOCKWOOD
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Nov. 22, 2006	/s/ LAURENCE M. DOWNES	Nov. 22, 2006	/s/ DOROTHY K. LIGHT
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Dorothy K. Light Director
Nov. 22, 2006	/s/ GLENN C. LOCKWOOD	Nov. 22, 2006	/s/ J. TERRY STRANGE
	Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		J. Terry Strange Director
Nov. 22, 2006	/s/ NINA AVERSANO	Nov. 22, 2006	/s/ DAVID A. TRICE
	Nina Aversano Director		David A. Trice Director
Nov. 22, 2006	/s/ LAWRENCE R. CODEY	Nov.22, 2006	/s/ WILLIAM H. TURNER
	Lawrence R. Codey Director		William H. Turner Director
Nov. 22, 2006	/s/ M. WILLIAM HOWARD, JR.	Nov. 22, 2006	/s/ GARY W. WOLF
	M. William Howard, Jr. Director		Gary W. Wolf Director
Nov. 22, 2006	/s/ JANE KENNY	Nov. 22, 2006	/s/ GEORGE R. ZOFFINGER
	Jane Kenny Director		George R. Zoffinger Director
Nov. 22, 2006	/s/ ALFRED C. KOEPPE
Alfred C. Koeppe Director

New Jersey Resources

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3-1 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

3.2	By-Laws of the Company (incorporated by reference to Exhibit 4-2 to Registration Statement on Form S-8 as filed with the SEC (No. 333-59013))
4.1	Specimen Common Stock Certificates (incorporated by reference to Exhibit 4-1 to Registration Statement No. 033-21872)
4.2

Indenture of Mortgage and Deed of Trust between NJNG and Harris Trust and Savings Bank, as Trustee, dated April 1, 1952, as supplemented by twenty-one Supplemental Indentures (incorporated by reference to Exhibit 4(g) to Registration Statement No. 002-9569)

4.2(a)	Twenty-Second Supplemental Indenture, dated as of October 1, 1993 (incorporated by reference to Exhibit 4.2(V) to the 1993 Annual Report on Form 10-K for the year ended September 30, 1994)
4.2(b)

Twenty-Fifth Supplemental Indenture, dated as of July 15, 1995 (incorporated by reference to Exhibit 4.2(Y) to the Annual Report on Form 10-K for the year ended September 30, 1995, as filed on December 29, 1995)

4.2(c)

Twenty-Sixth Supplemental Indenture, dated as of October 1, 1995 (incorporated by reference to Exhibit 4.2(X) to the Annual Report on Form 10-K for the year ended September 30, 1995, as filed on December 29, 1995)

4.2(d)	Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K as filed on December 29, 1997)
4.2(e)

Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998 (incorporated by reference to Exhibit 4.2(K) to the Annual Report on Form 10-K for the year ended September 30, 1998, as filed on December 24, 1998)

4.2(f)

Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998 (incorporated by reference to Exhibit 4.2(L) to the Annual Report on Form 10-K for the year ended September 30, 1988, as filed on December 24, 1998)

4.2(g)

Thirtieth Supplemental Indenture, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K for the year ended September 30, 2003, as filed on December 16, 2003)

4.2(h)

Thirty-First Supplemental Indenture, dated as of October 1, 2005 (incorporated by reference to Exhibit 4.2(I) to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

New Jersey Resources

4.3

$225,000,000 Revolving Credit Facility Credit Agreement (the “$225,000,000 Revolving Credit Facility”) by and among NJNG, PNC Bank, NA as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, NA and Fleet National Bank, as Syndication Agents, Bank Of Tokyo-Mitsubishi Trust Company and Citicorp North America, Inc., As Documentation Agents and PNC Capital Markets, Inc., as Lead Arranger, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-2 to the Quarterly Report on Form 10-Q as filed on February 7, 2005)

4.3(a)

First Amendment dated as of August 31, 2005 to the $225,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-3A to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.3(b)

Second Amendment and Consent dated as of November 15, 2005 to the $225,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-3B to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.4

$275,000,000 Revolving Credit Facility Credit Agreement (the “$275,000,000 Revolving Credit Facility”) by and among the Company, PNC Bank, NA as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, NA and Fleet National Bank, as Syndication Agents, Bank Of Tokyo-Mitsubishi Trust Company and Citicorp North America, Inc., As Documentation Agents and PNC Capital Markets, Inc., as Lead Arranger, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on February 7, 2005)

4.4(a)

First Amendment dated as of November 15, 2005 to the $275,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-4A to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.5	$30,000,000 Credit Agreement by and among the Company, NJR Energy Services Company, as the Borrowers, and Bank of Tokyo-Mitsubishi UFJ Trust Company, as the Bank*, dated as of October 12, 2006
4.6

$60,000,000 Note Purchase Agreement by and among NJNG and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.7

$25,000,000 Note Purchase Agreement by and among NJR and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-2 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

10.2	Retirement Plan for Represented Employees, as amended on October 1, 1984 (incorporated by reference to Registration Statement No. 002-73181)
10.3	Retirement Plan for Non-Represented Employees, as amended October 1, 1985 (incorporated by reference to Registration Statement No. 002-73181)
10.4	Supplemental Retirement Plans covering each of the Executive Officers (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended September 30, 1986)

New Jersey Resources

10.5(a)

Service Agreement for Rate Schedule FTS-4 by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5A to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.5(b)

Service Agreement for Rate Schedule SS-1by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.5(c)

Service Agreement for Rate Schedule CDS by and between NJNG and Texas Eastern Transmission Company, dated as of November 15, 1995 (incorporated by reference to Exhibit 10-5C to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.6

The Company’s Officer Incentive Plan effective as of October 1, 1986 (incorporated by reference to Exhibit 10-6 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.7

Lease Agreement between NJNG, as Lessee and State Street Bank and Trust Company of Connecticut, National Association, as Lessor for NJNG’s Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.10

The Company’s Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.12

Employment Continuation Agreement between the Company and Laurence M. Downes dated June 5, 1996 (incorporated by reference to Exhibit 10-12 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.12(a)

Amendment to the Employment Continuation Agreement between the Company and Laurence M. Downes dated as of December 1, 1997 (incorporated by reference to Exhibit 10-12A to the Annual Report on Form 10-K for the year ended September 30, 1997, as filed on December 29, 1997)

10.12(b)

Revised Schedule of Officer Employee Continuation Agreements (incorporated by reference to Exhibit 10-12B to the Annual Report on Form 10-K for the year ended September 30, 1997, as filed on December 29, 1997)

10.13

Gas Sales Agreements between NJNG and Alberta Northeast Gas Limited dated as of February 7, 1991 (incorporated by reference to Exhibit 10-13 to the Annual Report on Form 10-K for the year ended September 30, 1992)

10.14

Gas Transportation Contract for Firm Reserved Service between NJNG and Iroquois Gas Transmission System, L.P., dated February 7, 1991 (incorporated by reference to Exhibit 10-14 to the Annual Report on Form 10-K for the year ended September 30, 1992)

New Jersey Resources

10.15

Service Agreement between NJNG and CNG Transmission Corporation dated as of December 1, 1993 (incorporated by reference to Exhibit 10-15 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.15(a)

Service Agreement between NJNG and CNG Transmission Corporation dated as of December 1, 1993 (incorporated by reference to Exhibit 10-15A to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.15(b)

Service Agreement between NJNG and CNG Transmission Corporation dated December 1, 1993 and, as amended, as of December 21, 1993 (incorporated by reference to Exhibit 10-15B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.16	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed on November 17, 2006.)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act* †
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act* †

*                    Filed herewith

†                     This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

This Page Intentionally Left Blank.

This Page Intentionally Left Blank.

This Page Intentionally Left Blank.