Form 10-Q
period 2006-12-31
NEW JERSEY RESOURCES CORP
filed 2007-02-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM               TO
Commission file number 1-8359
NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-2376465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1415 Wyckoff Road, Wall, New Jersey - 07719	732-938-1489
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock - $2.50 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

YES:  ☐          No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 6, 2007 was 27,833,620.

Table of Contnets

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2007 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to the following:

•	weather and economic conditions;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the impact of governmental regulation (including the regulation of rates);
•	fluctuations in energy-related commodity prices;
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

Table of Contnets

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURES
SETTLEMENT AGREEMENT AND STIPULATION OF DISMISSAL
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Table of Contnets

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2006	2005
OPERATING REVENUES	$741,465	$1,164,576
OPERATING EXPENSES
Gas purchases	628,685	1,038,475
Operation and maintenance	28,316	27,731
Regulatory rider expenses	9,466	9,458
Depreciation and amortization	8,902	8,576
Energy and other taxes	13,952	18,667
Total operating expenses	689,321	1,102,907
OPERATING INCOME	52,144	61,669
Other income	1,989	1,642
Interest charges, net	7,875	6,483
INCOME BEFORE INCOME TAXES	46,258	56,828
Income tax provision	18,134	22,564
NET INCOME	$28,124	$34,264
EARNINGS PER COMMON SHARE
BASIC	$1.01	$1.24
DILUTED	$1.01	$1.23
DIVIDENDS PER COMMON SHARE	$0.38	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	27,713	27,550
DILUTED	27,904	27,960

See Notes to Condensed Unaudited Consolidated Financial Statements

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
(Thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,124		$34,264
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	8,977		8,651
Unrealized loss (gain) on derivatives	120		(2,135)
Deferred income taxes	2,842		(2,867)
Manufactured gas plant remediation costs	(4,235)		(13,380)
Cost of removal - asset retirement obligations	(257)		—
Contribution to employee benefit plans	(150)		(150)
Changes in:
Working capital	(14,579)		(207,555)
Other noncurrent assets	1,218		13,954
Other noncurrent liabilities	(9,703)		939
Cash flows from (used in) operating activities	12,357		(168,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	4,976		4,048
Tax benefit from stock options exercised	769		—
Proceeds from long-term debt	—		35,800
Proceeds from sale-leaseback transaction	5,482		4,090
Purchases of treasury stock	—		(10,723)
Payments of long-term debt	(775)		(21,462)
Payments of common stock dividends	(10,056)		(9,366)
Proceeds from short-term debt	4,900		174,100
Cash flows from financing activities	5,296		176,487

CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(12,463)		(11,678)
Real estate properties and other	(569)		(84)
Cost of removal and other	(1,283)		(777)
Investment in restricted cash construction fund	—		(12,500)
Proceeds from asset sales	1,792		—
Cash flows used in investing activities	(12,523)		(25,039)
Change in cash and temporary investments	5,130		(16,831)
Cash and temporary investments at beginning of period	4,991		25,008
Cash and temporary investments at end of period	$10,121		$8,177

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(146,039	) $	(249,995)
Inventories	23,569		(44,572)
Underrecovered gas costs	(28,758)		18,278
Gas purchases payable	124,439		66,444
Prepaid and accrued taxes, net	19,154		24,301
Accounts payable and other	(3,654)		(17,373)
Restricted broker margin accounts	5,875		(7,076)
Customers’ credit balances and deposits	(10,029)		3,606
Other current assets	864		(1,168)
Total	$(14,579	) $	(207,555)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$7,599		$6,334
Income taxes	$8,000		$16,853

See Notes to Condensed Consolidated Financial Statements

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31,	September 30,
(Thousands)	2006	2006
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,257,052	$1,243,586
Real estate properties and other, at cost	26,450	27,136
	1,283,502	1,270,722
Accumulated depreciation and amortization	(341,203)	(335,783)
Property, plant and equipment, net	942,299	934,939
CURRENT ASSETS
Cash and temporary investments	10,121	4,991
Accounts receivable: Billed	236,845	133,615
Unbilled	55,585	12,543
Allowance for doubtful accounts	(2,912	(2,679)
Regulatory assets	35,153	8,105
Gas in storage, at average cost	487,203	512,942
Materials and supplies, at average cost	3,770	3,599
Prepaid state taxes	11,290	26,343
Derivatives, at fair value	218,015	223,559
Broker margin account	24,711	30,833
Other	9,080	11,665
Total current assets	1,088,861	965,516
NONCURRENT ASSETS
Equity investments	28,683	27,208
Regulatory assets	334,208	322,986
Derivatives, at fair value	75,647	94,638
Prepaid pension	20,177	21,045
Restricted cash construction fund	8,500	8,500
Deferred finance charges	8,699	8,876
Other	13,281	15,220
Total noncurrent assets	489,195	498,473
Total Assets	$2,520,355	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

CAPITALIZATION AND LIABILITIES
	December 31,	September 30,
(Thousands)	2006	2006
CAPITALIZATION
Common stock equity	$645,154	$621,662
Long-term debt	336,725	332,332
Total capitalization	981,879	953,994
CURRENT LIABILITIES
Current maturities of long-term debt	4,053	3,739
Short-term debt	285,600	280,700
Gas purchases payable	422,318	297,879
Accounts payable and other	45,485	46,823
Dividends payable	10,549	10,056
Accrued taxes	27,601	9,267
Regulatory liabilities	—	1,710
Clean energy program	8,024	8,244
Derivatives, at fair value	154,436	163,557
Broker margin account	13,973	14,220
Customers’ credit balances and deposits	50,931	60,960
Total current liabilities	1,022,970	897,155
NONCURRENT LIABILITIES
Deferred income taxes	217,314	227,100
Deferred investment tax credits	7,755	7,835
Deferred revenue	10,325	10,206
Derivatives, at fair value	70,828	85,036
Manufactured gas plant remediation	105,400	105,400
Regulatory liabilities	60,371	64,220
Clean energy program	9,194	11,335
Asset retirement obligation	23,364	23,293
Other	10,955	13,354
Total noncurrent liabilities	515,506	547,779
Total Capitalization and Liabilities	$2,520,355	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements have been prepared without audit, as of December 31, 2006 and for three months ended December 31, 2006 and 2005, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2006 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service. Significant intercompany transactions and accounts have been eliminated. Retail Holdings principal subsidiary is NJR Home Services (NJRHS).

In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results to be expected for the fiscal year ending September 30, 2007.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans” (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income are adjusted as they are subsequently recognized in earnings. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. REGULATION

Basic Gas Supply Service (BGSS)

On October 25, 2006, NJNG filed supporting documentation with the Board of Public Utilities (BPU) for a self-implementing BGSS price reduction effective November 1, 2006, which lowered residential and small commercial customers’ bills by approximately 4 percent. This decrease was due to the continued reduction in the wholesale cost of natural gas, reduced demand charges and lower than expected pipeline fuel costs.

On December 1, 2006, NJNG filed notification with the BPU and the representative of the Public Advocate Division of Rate Counsel (Rate Counsel) to refund, in the form of a bill credit, approximately $51.5 million to residential and small commercial customers in December 2006. The refund was the result of a continued reduction in the wholesale cost of natural gas.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

On October 25, 2006, NJNG filed its SBC and WNC requests for a price adjustment for all applicable service customers, which is expected to result in an approximate aggregate 1.6 percent increase in those service customers’ prices. On November 10, 2006, NJNG filed a separate petition with the BPU for its annual review and revision of the WNC recovery component relying on the information provided in the October 25, 2006 filing. The SBC and WNC rate increases, currently pending before the BPU, were proposed to be effective on January 1, 2007. Pending review and approval by the BPU and Rate Counsel, the results of the SBC and WNC will be implemented upon receipt of a BPU order.

The SBC portion of the filed increase is approximately 0.3 percent. The aggregate increase is comprised of an increase in rates for the Transportation Initiation Clause (TIC) and an increase in the recovery related to the New Jersey Clean Energy Program (NJCEP) from $7.1 million to $13.6 million for the calendar year 2007. This increase was partially offset by a decrease to the Remediation Adjustment Clause (RAC) recovery from $19.2 million to $15.9 million annually. The RAC decrease reflects expenditures through June 30, 2006 related to NJNG’s remediation of its former Manufactured Gas Plant (MGP) sites, except for those expenditures related to the Mass Tort Litigation related to the Long Branch MGP sites  (see Note 11. Commitments and Contingent Liabilities). There was no change in the Universal Service Fund (USF) rate.

The WNC portion of the filed rate increase, which represents approximately 1.3 percent, is proposed to increase the WNC recovery component in order to recover deferred utility gross margin of approximately $8.1 million from October 2005 through May 2006.

Incentive Programs

NJNG is eligible to receive incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. On December 15, 2006, NJNG filed a petition with the BPU requesting that it approve an extension of the existing incentive mechanisms to coincide with the end of NJNG’s Conservation Incentive Program (CIP). The extension would preserve the status quo of the incentive programs to coincide with the term of the CIP.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conservation Incentive Program

On December 12, 2006, the BPU issued its Decision and Order and approved the CIP stipulation, reached on September 30, 2006, without modification.

The CIP is a three-year pilot program, effective October 1, 2006, which is designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. Absent BPU action, the CIP program is extended for up to one additional year, or until the issuance of a BPU order. For the term of the program, the WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations is subject to additional conditions including an earnings test and an evaluation of BGSS-related savings under the CIP agreement. If NJNG does not file for a rate review with the BPU by October 1, 2008, the return on equity for the earnings test will decline from 10.50 percent to 10.25 percent.

To encourage energy efficiency, NJNG is obligated to initiate and fund programs to further customer conservation efforts over the term of the pilot. An annual filing reporting on NJNG’s conservation efforts will be made in June of each year, commencing in June 2007, coincident with its annual BGSS filing. The minimum expected liability for funding these programs was recorded, at its present value of $1.8 million, as of September 30, 2006.

The commencement of the CIP does not have any impact on the collection of previously deferred amounts for utility gross margin recovery under the WNC.

Regulatory Assets and Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Condensed Consolidated Balance Sheets:

	December 31,	September 30,
(Thousands)	2006	2006	Recovery Period
Regulatory assets-current
Underrecovered gas costs	$27,048	$—	Less than one year (1)
WNC	8,105	8,105	Less than one year (2)
Total	$35,153	$8,105
Regulatory assets-noncurrent
Remediation costs (Notes 2 and 11)
Expended, net	$86,110	$83,746	(3)
Liability for future expenditures	105,400	105,400	(4)
CIP	11,335	—	Less than one year (5)
Deferred income and other taxes	13,447	13,476	Various
Postemployment benefit costs (Note 9)	2,041	2,117	Through Sept. 2014 (6)
Derivatives (Note 7)	88,102	82,451	Through Oct. 2011 (1)
SBC	27,773	35,796	Various (7)
Total	$334,208	$322,986

(1) Recoverable, subject to BPU approval, through BGSS, without interest.
(2) Recoverable or refundable, subject to BPU approval, without interest. This balance relates to results from the winter 2005-2006 period. No new WNC activity is being recorded due to the existence of the CIP.
(3) Recoverable, subject to BPU approval, with interest over rolling 7-year periods. Also net of estimated future insurance proceeds of $10 million at December 31, 2006 and September 30, 2006. On January 24, 2007, NJNG settled the recovery of these estimated insurance proceeds for $12.8 million (see Note 11. Commitments and Contingent Liabilities - Legal Proceedings).
(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 11. Commitments and Contingent Liabilities - Legal Proceedings).
(5) Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $8.0 million relating to the weather component of the calculation and approximately $3.3 million relating to the customer usage component of the calculation.
(6) Recoverable or refundable, subject to BPU approval, without interest.
(7) Recoverable with interest, subject to BPU approval.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.

The Company had the following regulatory liabilities, all related to NJNG, on the Condensed Consolidated Balance Sheets:

	December 31,	September 30,
(Thousands)	2006	2006
Regulatory liabilities-current
Overrecovered gas costs (1)	$—	$1,710
Total	$—	$1,710

Regulatory liabilities-noncurrent
Cost of removal obligation (2)	$59,237	$58,161
Market development fund (MDF) (3)	1,134	6,059
Total	$60,371	$64,220
(1) Refundable, subject to BPU approval, through BGSS, with interest.
(2) NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $18.3 million, including accretion of $328 thousand for the three-months ended December 31, 2006, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of December 31, 2006 (see Note 10. Asset Retirement Obligations).
(3) The MDF, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, provided financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate. The MDF funding obligations terminated as of October 31, 2006. $4.9 million of this fund was credited to the NJCEP, as a result of the CIP Decision and Order of the BPU on December 12, 2006. The remaining balance is being held until final resolution of NJNG’s fiscal 2005 SBC filing.

3. CAPITALIZED AND DEFERRED INTEREST

Included in Utility plant on the Condensed Consolidated Balance Sheets and reflected in the Condensed Consolidated Statements of Income as a reduction to interest charges, net, are the following amounts recorded for capitalized interest:

	Three Months Ended
	December 31,
($ in Thousands)	2006	2005
Capitalized interest	$379	$261
Weighted average interest rates	5.36%	3.91%

NJNG does not capitalize a cost of equity for its utility plant construction activities.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures (see Note 2. Regulation). Accordingly, Other income includes $854,000 and $610,000 of interest related to these SBC program costs for the three months ended December 31, 2006 and 2005, respectively.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted Earnings per share:

	Three Months Ended
	December 31,
(Thousands)	2006	2005
Net income, as reported	$28,124	$34,264

Basic Earnings per share:
Average shares of common stock outstanding - basic	27,713	27,550
Basic Earnings per Common Share	$1.01	$1.24

Diluted Earnings per share:
Average shares of common stock outstanding - basic	27,713	27,550
Incremental shares (1)	191	410
Average shares of common stock outstanding - diluted	27,904	27,960
Diluted Earnings per Common Share	$1.01	$1.23
(1) Incremental shares consist of stock options, stock awards and performance units.

5. STOCK BASED COMPENSATION

There were no new awards granted during the three months ended December 31, 2006. As of December 31, 2006, 678,751 shares remain available for future awards.

Effective January 24, 2007, the shareholders of NJR ratified the NJR 2007 Stock Award and Incentive Plan (the 2007 Plan) which replaces the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). In addition to the 678,751 shares that remain available from the Long-Term Plan, the 2007 Plan reserves an additional 750,000 shares for issuance and provides for a broader range of equity awards. On January 24, 2007, the Company issued 36,688 shares of Restricted Stock under the 2007 Plan which vest in equal annual installments over three years beginning on January 24, 2008, subject to certain conditions.

6.  DEBT

In October 2005, under the New Jersey Economic Development Authority (EDA) Act, NJNG used proceeds from EDA Series 2005A and 2005B bonds to refinance NJNG’s $10.3 million, 5.38 percent Series W First Mortgage Bonds and its $10.5 million, 6.25 percent Series Y First Mortgage Bonds. Also in October 2005, the EDA issued its 4.9 percent (Series 2005C) Natural Gas Facilities Revenue Bonds. The net proceeds from the 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued its $15 million 4.9 percent Series KK bonds to the EDA with a maturity date of October 1, 2040. NJNG drew down an additional $4 million from the construction fund in the fourth quarter of fiscal 2006.

In October 2006, NJRES entered into a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR.

In December 2006, NJNG had a $38 million letter of credit outstanding, which will expire on June 30, 2007, in conjunction with a long-term gas swap agreement. It replaced a $45 million letter of credit which expired in December 2006. The long-term gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary. NJNG expects to renew this letter of credit agreement upon its expiration.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2006 and 2005, NJNG received $5.5 million and $4.1 million in connection with the sale-leaseback of its vintage 2006 and 2005 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

There were no other new issuances or redemptions of long-term debt securities for NJR, NJNG or NJRES during the first quarter of fiscal 2007.

The following is a summary of debt and committed credit facilities outstanding as of December 31, 2006 and September 30, 2006:

	December 31,	September 30,
(Thousands)	2006	2006
NJR
Long - term debt (1)	$25,000	$25,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$109,800	$129,200
Weighted average interest rate at end of period
Notes payable to banks	5.9%	6.0%
NJNG
Long - term debt (1)	$254,800	$254,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	$159,800	$151,500
Weighted average interest rate at end of period
Commercial paper	5.3%	4.7%
NJRES
Bank credit facilities	$30,000	$—
Amount outstanding at end of period
Notes payable to banks	$16,000	$—
Weighted average interest rate at end of period
Notes payable to banks	5.8%	—
(1) Long - term debt excludes lease obligations of $56.9 million and $52.5 million at December 31, 2006 and September 30, 2006, respectively.

7.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and swap agreements to hedge purchases and sales of natural gas.

Generally, all of the commodity contracts of NJRES meet the “normal purchase normal sale” scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133) and are accounted for under accrual accounting, or are designated as a hedge for accounting purposes. If these commodity contracts do not meet the normal purchase normal sale scope exception, or if they do not qualify as a hedge, they are recorded at fair value as a component of operating revenues.

The amounts included in other comprehensive income related to natural gas instruments, which have been designated as cash flow hedges, will reduce or increase gas costs as the underlying physical transaction occurs and is settled. Based on the amount recorded in Accumulated other comprehensive income as of December 31, 2006, $98.2 million is expected to be recorded as a decrease to Gas purchases in fiscal 2007. For the three months ended December 31, 2006 and 2005, $24.3 million and $20.6 million, respectively, were charged to Gas purchases.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the ineffective portions of the Company’s cash flow hedges that are included as a benefit (expense) as part of Gas purchases in the Condensed Consolidated Statements of Income for the three months ended December 31, 2006, and 2005, respectively:

	Three Months Ended
	December 31,
(Thousands)	2006	2005
NJRES	$(232	) $	3,594
NJR Energy	29		15
Total Consolidated	$(203	) $	3,609

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movements and in accordance with exchange rules. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances as of December 31 and September 30, 2006 are as follows:

	December 31,	September 30,
(Thousands)	2006	2006
NJNG broker margin deposit	$24,711	$30,833
NJRES broker margin liability	$(13,973	) $	(14,220)

8. BUSINESS SEGMENT DATA

Information related to the Company’s various business segments, is detailed below.

The Natural Gas Distribution segment consists of regulated natural gas delivery, as well as off-system, capacity and storage management operations related to NJNG. The Energy Services segment consists of the unregulated wholesale energy operations of NJRES. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investments and other corporate activities.

	Three Months Ended
	December 31,
(Thousands)	2006	2005
Operating Revenues
Natural Gas Distribution	$239,407	$394,346
Energy Services	495,787	763,195
Retail and Other	6,340	7,103
Subtotal	741,534	1,164,644
Intersegment revenues (1)	(69)	(68)
Total	$741,465	$1,164,576
Operating Income
Natural Gas Distribution	$36,716	$33,447
Energy Services	14,846	27,101
Retail and Other	582	1,121
Total	$52,144	$61,669
Net Income
Natural Gas Distribution	$19,908	$18,683
Energy Services	7,819	14,897
Retail and Other	397	684
Total	$28,124	$34,264
(1) Consists of transactions between subsidiaries that are eliminated in consolidation.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assets for the various business segments are detailed below:

	December 31,	September 30,
(Thousands)	2006	2006
Assets at end of period
Natural Gas Distribution	$1,618,845	$1,586,934
Energy Services	809,680	714,867
Retail and Other	102,404	107,213
Intersegment Assets (1)	(10,574)	(10,086)
Total	$2,520,355	$2,398,928
(1) Consists of transactions between subsidiaries that are eliminated in consolidation.

9. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2006	2005	2006	2005
Service cost	$713	$751	$454	$380
Interest cost	1,525	1,408	757	615
Expected return on plan assets	(2,052)	(1,782)	(541)	(458)
Prior service cost amortization	21	21	20	19
Transition obligation amortization	—	—	89	89
Recognized actuarial loss	399	433	266	206
Net initial obligation	—	(3)	—	—
Recognized net periodic cost	$606	$828	$1,045	$851

In fiscal 2007, the Company has no minimum pension funding requirements. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

10. ASSET RETIREMENT OBLIGATIONS (ARO)

Effective September 30, 2006, NJR adopted FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which requires NJR to recognize a reasonably estimated liability for the fair value of an ARO. NJR has AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the three months ended December 31, 2006, in thousands:

Balance at October 1, 2006	$23,293
Accretion	328
Additions	—
Retirements	(257)
Balance at December 31, 2006	$23,364

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accretion amounts will not be reflected as expense on NJR’s Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Condensed Consolidated Balance Sheet.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $102.5 million at current contract rates and volumes, which are recovered through the BGSS.

As of December 31, 2006, there were NJR guarantees covering approximately $248 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2010. NJR would have to provide for payment in the event of default by NJRES, NJNG and NJR Energy.

NJNG’s capital expenditures are estimated at $50.5 million for the remainder of fiscal 2007 and $63.3 million in fiscal 2008, consisting primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking.

The Company’s future minimum lease payments under various operating leases are less than $3.8 million annually for the next five years and $653,000 in the aggregate for all years thereafter.

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

In September 2000, a revised agreement was executed pursuant to which NJNG is responsible for two of the sites— Long Branch and Toms River, New Jersey— while JCP&L is responsible for the remaining eight sites. On September 14, 2004, the BPU approved a simultaneous transfer of properties whereby, upon closing of the transfer, NJNG will take ownership of two sites and JCP&L will take ownership of eight sites. NJNG continues to participate in the investigation and remedial action and bears the cost related to the one MGP site that was not subject to the original cost-sharing agreement.

In June 1992, the BPU approved the RAC through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. Currently, NJNG is recovering $19.2 million annually for MGP remediation expenditures incurred through June 30, 2004. The remediation expenditures for the 12-month periods

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ending June 30, 2005 and 2006 are pending BPU approval. As of December 31, 2006, $86.1 million of previously incurred remediation costs, net of recoveries from customers as well as received and anticipated insurance proceeds, are included in Regulatory assets on the Condensed Consolidated Balance Sheet.

In September 2006, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible, will range from $105.4 million to $174.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, actual costs are expected to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.4 million on the Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of such costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RAC or the impact on the Company’s results of operations, financial position or cash flows, which could be material.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage (NRD) claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation, if any, that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the RAC.

Kemper Insurance Company Litigation

In September 2000, NJNG purchased two insurance policies from Kemper Insurance Company (Kemper): (i) a 20-year Clean-Up Cost-Containment insurance policy (Cost-Cap) and (ii) an Environmental Response Compensation and Liability Insurance Policy (ERCLIP). The policies were intended to limit NJNG’s liability for remediation and third-party claims arising from environmental contamination at the former MGP sites in Long Branch and Toms River.

Beginning in July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, NJR, JCP&L and FirstEnergy alleging, among other things, personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey (the Mass Tort Litigation). The relief sought included compensatory damages, the establishment of a medical monitoring fund, disgorgement of alleged profits, cost of cleanup and remediation, natural resource damages and punitive damages.

In December 2005, a confidential settlement between NJNG and the plaintiffs in the Mass Tort Litigation was finalized and approved by the New Jersey Superior Court in Bergen County. Subsequent to the settlement, JCP&L and FirstEnergy made a demand upon NJNG and NJR for indemnification pursuant to the September 2000 agreement among these entities and NJNG, whereby NJNG assumed responsibility for the Long Branch site. NJNG agreed to honor the indemnification terms of the agreement.

Table of Contnets

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG requested that Kemper defend and indemnify NJNG for claims involving the Mass Tort Litigation and reimburse NJNG for remediation costs for the Long Branch site that exceeded the self-insured retention. Kemper reserved its rights regarding various allegations and agreed to participate in the defense of the claims against NJNG. Although Kemper did not deny coverage, it did not reimburse NJNG for any costs incurred, including the subsequently settled claims. Consequently, in October 2004, NJNG filed a lawsuit in the Superior Court of New Jersey, Law Division, Ocean County, seeking declaratory relief against Kemper (the “Lawsuit”).

On January 24, 2007, NJNG entered into a written Settlement Agreement and Mutual Release (the "Settlement Agreement") with Kemper and certain of its affiliates pursuant to which the parties settled the Lawsuit. Pursuant to the terms of the Settlement Agreement, NJNG received a payment in the amount of $12.8 million on January 26, 2007 (the "Settlement Payment"). The Settlement Agreement provides for a mutual and global release of all claims against the Company or Kemper that were or could have been made in the litigation, including all claims NJNG could have made under the ERCLIP and Cost-Cap policies. The Settlement Payment was made in exchange for a general release of all such claims asserted in the litigation; no portion of the Settlement Payment was allocated to any particular claim. NJNG will apply the entire amount of the Settlement Payment against its regulatory assets for expended remediation costs (see Note 2. Regulation).

Pursuant to the RAC, NJNG will seek recovery of costs in excess of those recovered from Kemper and other insurers. The RAC does not, however, permit NJNG to recover costs, expenses or other liabilities incurred in connection with personal injury claims. Management believes that, subject to BPU approval, these costs, net of all insurance proceeds, are recoverable pursuant to the RAC. However, because recovery of all costs is subject to BPU approval, there can be no assurance as to the ultimate recovery of outstanding costs through the RAC or the impact of these matters on the Company's financial condition, results of operations or cash flows, which could be material.

General

The Company is a party to various other claims, legal actions, complaints and investigations arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

12. OTHER

At December 31, 2006, there were 27,760,054 shares of common stock outstanding and the book value per share was $23.24.

Table of Contnets

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

NJRES maintains and trades around a portfolio of physical assets consisting of natural gas storage and transportation contracts. NJRES also provides wholesale energy services to non-affiliated utility and energy companies. NJRES comprises the Energy Services segment.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy, an investor in energy-related ventures, most significantly, through NJNR Pipeline which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments.

Net income by business segment is as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2006		2005
Net Income
Natural Gas Distribution	$19,908	71%	$18,683	55%
Energy Services	7,819	28	14,897	43
Retail and Other	397	1	684	2
Total	$28,124	100%	$34,264	100%

Natural Gas Distribution Segment

Natural Gas Distribution operations have focused on the following to provide for growth:

•
Working with the BPU and New Jersey Department of the Public Advocate, Division of Rate Counsel, for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Customer Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage;

•	Managing its customer growth, which is expected to total about 2.0 percent annually;

•
Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2007. An extension has been requested to link these programs with the end of the term of the CIP;

•	Managing the volatility of wholesale natural gas prices through a hedging program to help keep customers’ prices as stable as possible; and

•	Improving its cost structure through various productivity initiatives.

Table of Contnets

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

For the reporting period through September 30, 2006, which includes the three month period ending December 31, 2005, the impact on weather was mitigated by a Weather Normalization Clause (WNC). The WNC did not, however, capture lower customer usage per degree day. To mitigate this, NJNG has obtained approval of the CIP effective as of October 1, 2006. Therefore, for the three months ended December 31, 2006, the impact of weather and usage on NJNG’s utility gross margin has been significantly mitigated due to the CIP.

The CIP is a three-year pilot program, effective October 1, 2006, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. Absent BPU action, the CIP program is extended for up to one additional year, or until the issuance of a BPU order. For the term of the program the existing WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. Under the CIP agreement, if NJNG does not file for a rate review with the BPU by October 1, 2008, the return on equity for the earnings test will decline from 10.50 percent to 10.25 percent.

To encourage energy efficiency, NJNG is also required to initiate programs to further customer conservation efforts over the term of the pilot. NJNG is required to provide a minimum $2 million in funding for such programs and will continue to fund programs throughout the term of the pilot. At December 31, 2006, the obligation to fund these conservation programs has a present value of $1.5 million, which is included in the Condensed Consolidated Balance Sheets. An annual filing of the conservation efforts will be made in June of each year, commencing in June 2007, coincident with NJNG’s annual BGSS filing.

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

Energy Services Segment

NJRES’ unregulated energy trading and wholesale energy operations incorporates the following elements to provide for growth, while focusing on a low-risk profile:

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences to generate gross margin;

•	Managing hedging programs designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments; and

•	Monitoring and reducing risk associated with various counterparties credit exposure.

Table of Contnets

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including trading limits, approval processes, segregation of duties, as well as formal contract and credit review and approval procedures. The Risk Management Committee (RMC) of NJR, which consists of senior officers from several business units of NJR, oversees compliance with these established guidelines.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2006. NJR’s critical accounting policies have not changed materially from those reported in the 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans” (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income are adjusted as they are subsequently recognized in earnings. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

Results of Operations

Net income for the quarter ended December 31, 2006 decreased by 17.9 percent to $28.1 million, compared with $34.3 million for the same period last fiscal year. Basic earnings per share (EPS) decreased by 18.6 percent to $1.01, compared with $1.24 last fiscal year. Diluted EPS decreased 17.9 percent to $1.01, compared with $1.23 last fiscal year.

Revenue decreased by approximately $423.1 million, or 36.3 percent, for the three months ended December 31, 2006 as compared to the same period in the prior fiscal year, as a result of lower customer usage and off-system sales at NJNG and lower sales at NJRES, which were the result of lower prices due to the absence of extreme weather events that did not

Table of Contnets

recur in the first quarter of fiscal 2007. These same factors resulted in a decrease in Gas purchases of $409.8 million, or 39.5 percent, for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year.

The decrease in earnings for the quarter ended December 31, 2006, as compared with the same quarter in the prior fiscal year, was due primarily to lower earnings at NJRES due to higher market volatility and lower natural gas prices, as a result of the absence of certain weather-related events in the southeastern and Gulf-Coast regions of the United States, and reduced impact of the ineffective portion of transactions accounted for as cash flow-hedges under SFAS No. 133, “Accounting for Derivative Instruments (as amended)” (SFAS 133), offset by improved earnings at NJNG. Increased earnings at NJNG were due primarily to the impact of the CIP tariff and continued customer growth, partially offset by higher interest expense, which was due primarily to an increase in short-term borrowings and higher rates over the same period last year.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 474,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Table of Contnets

NJNG’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2006	2005
Utility Gross Margin
Operating revenues	$239,407	$394,346
Gas purchases	150,993	305,132
Energy and other taxes	12,520	17,285
Regulatory rider expense	9,466	9,458
Total Utility Gross Margin	$66,428	$62,471

Utility Gross Margin
Residential and commercial	$54,509	$52,669
Transportation	8,437	6,382
Total Utility Firm Gross Margin	62,946	59,051
Incentive programs	3,278	3,114
Interruptible	204	306
Total Utility Gross Margin	66,428	62,471
Operation and maintenance expense	20,255	19,867
Depreciation and amortization	8,738	8,423
Other taxes not reflected in utility gross margin	719	734
Operating income	$36,716	$33,447
Other income	1,047	825
Interest charges, net	5,393	3,784
Income tax provision	12,462	11,805
Net income	$19,908	$18,683

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

Sales tax was calculated at 6 percent of revenue during the first quarter of fiscal 2006, and at 7 percent, during the first quarter of fiscal 2007. The sales tax calculation excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts.

TEFA, which is included in Energy and other taxes on the Condensed Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state, as TEFA has previously replaced the utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are designed to be offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s operating revenues decreased by $154.9 million, or 39.3 percent, and gas purchases decreased by $154.1 million, or 50.5 percent, for the three months ended December 31, 2006, compared with the same period in the prior fiscal year. These decreases were the result of weather being 18.2 percent warmer for the three months ended December 31, 2006, as

Table of Contnets

compared to the same period in the prior fiscal year, coupled with a reduction in customer usage per degree day and a $51.5 million refund provided to residential and small commercial customers in December 2006, partially offset by customer growth. Sales tax and TEFA, which are presented as both components of Revenues and Cost of Revenues in the Condensed Consolidated Statements of Income, totaled $12.5 million and $17.3 million for the three months ended December 31, 2006 and 2005, respectively. The sales tax decrease is a direct result of the decrease in NJNG’s operating revenues. TEFA decreased due to a reduction in customer usage. Regulatory rider expenses remained at $9.5 million for the three months ended December 31, 2006 and 2005, respectively. The flat regulatory rider expense is due to an increase in the Universal Service Fund (USF) rate as approved by the Board of Public Utilities, offset by the decrease in customer usage.

Utility gross margin is comprised of three major categories:

•	Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where margins generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management (defined in Incentive Programs, below) or storage incentive programs are shared between customers and NJNG; and

•
Utility gross margin from interruptible customers, which is generated from large commercial and industrial customers who receive non-firm natural gas service at lower rates, is subject to BPU-approved incentives.

Utility Firm Gross Margin

Effective October 1, 2006, the BPU approved the CIP to encourage energy savings while allowing NJNG to recover the necessary costs of operations. The three year pilot program eliminates the disincentive to promote conservation and energy efficiency, since utility gross margin is no longer directly linked to customer usage. The CIP tariff normalizes NJNG’s utility gross margin recoveries for variances not only in weather but also other factors affecting usage, including customer conservation. Recovery of utility gross margin through the CIP is limited to certain gas supply cost savings achieved.

For the three months ended, December 31, 2005, utility gross margin from residential and commercial customers was impacted by the WNC, which provided for a revenue adjustment if the weather varied by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) was billed or credited to customers in subsequent periods. This mechanism reduced the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The existing WNC has been suspended as of October 1, 2006 due to the implementation of the CIP pilot program.

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

Total utility firm gross margin increased $3.9 million, or 6.6 percent, for the three months ended December 31, 2006, compared with the same period last fiscal year. The change was due primarily to the net effect of:

•	An increase in fixed revenue as a result of customer growth; and

•
The effect of the CIP in the current fiscal year, which captures the impact from both weather and customer usage, when compared to the same period in the prior fiscal year when the WNC, which did not capture the impact of lower usage per degree day, was in effect; which more than offset

•
The decrease in natural gas used by customers as the result of winter weather being 18.2 percent warmer for the three months ended December 31, 2006, compared with the same period last fiscal year; and

•	A reduction in customer usage per degree day over the same period last fiscal year.

Table of Contnets
Utility gross margin from residential and commercial customers is impacted by the CIP, which provides for a revenue adjustment if the weather and usage varies from the established baseline weather and usage factors. The accumulated adjustment from one year is billed or credited to customers in subsequent periods. This mechanism protects NJNG’s utility gross margin due to weather and customer usage fluctuations while allowing NJNG to promote conservation. The weather for the three months ended December 31, 2006 was 18.3 percent warmer than normal which resulted in an accrual of utility gross margin under the CIP of $8.0 million. In addition, customer usage was lower than the established benchmark, which resulted in an additional accrual of utility gross margin under the CIP of $3.3 million.

Utility firm gross margin from transportation service increased $2.1 million, or 32.2 percent, for the three months ended December 31, 2006, compared with the same period in the prior fiscal year. NJNG transported 2.5 Bcf and 2.6 Bcf for the three months ended December 31, 2006, and December 31, 2005, respectively. The increase in utility firm gross margin was due primarily to an increase in the number of commercial customers switching from firm to transportation services combined with the impact of the CIP program.

NJNG had 8,551 and 9,760 residential customers and 4,319 and 2,718 commercial customers using its transportation service at December 31, 2006 and 2005, respectively. The decrease in residential transportation customers was due primarily to a change in marketing efforts by third-party natural gas service providers in NJNG’s service territory to focus on the commercial sector and away from the residential sector.

During the three months ended December 31, 2006, NJNG added 2,614 new customers, 36 percent of which converted from other fuels. In addition, 69 existing customers added natural gas heat to their existing service. In fiscal 2007, NJNG currently expects to add approximately 9,700 new customers and convert an additional 700 existing customers to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.0 percent.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs, enabling NJNG customers to retain 80 percent, and NJNG shareowners to retain 20 percent, of these costs and results.

The storage incentive program shares gains and losses on an 80 percent to 20 percent basis between customers and shareowners, respectively. This program measures the difference between the actual cost of natural gas in storage and a benchmark applicable to the April-through-October injection season.

NJNG’s incentive programs totaled 10.6 Bcf and generated $3.3 million of utility gross margin for the three months ended December 31, 2006, compared with 10.2 Bcf and $3.1 million of utility gross margin, for the same period last fiscal year. The increase in utility gross margin was due primarily to the FRM and the storage incentive programs, which both benefited from additional price volatility, caused by warmer than normal weather, in the wholesale natural gas market.

Table of Contnets

Interruptible

NJNG serves 48 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 4.0 percent and 5.8 percent of total throughput for the three months ended December 31, 2006 and 2005, respectively, they accounted for less than 1 percent of the total utility gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales remained at 1.0 Bcf for the three months ended December 31, 2006, and 2005, respectively. In addition, NJNG transported 1.0 Bcf and 1.7 Bcf for the three months ended December 31, 2006 and 2005, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense increased $388,000, or 2.0 percent, in the three months ended December 31, 2006, compared with the same period in the prior fiscal year. The increase was due primarily to higher labor costs, offset by lower bad debt expense. Higher labor costs are due to an increase in the number of employees as well as annual wage increases, while lower bad debt expense is a direct result of decreased revenue as noted above.

Operating Income

Operating income increased by $3.3 million, or 9.8 percent, in the three months ended December 31, 2006, compared with the same period last year. The increase was due primarily to the implementation of the CIP tariff which became effective beginning in fiscal year 2007. The implementation of the CIP allowed the recovery of utility gross margin loss incurred as a result of the decrease in natural gas used due to the warmer weather as well as the reduction in customer usage per degree day, as noted in the discussion above. During the three months ended December 31, 2005, the WNC did not capture reductions in customer usage, but only the variability experienced by NJNG’s utility gross margin as a result of weather fluctuations.

Interest Charges

Interest charges increased $1.6 million in the first quarter of fiscal 2007 as compared to the same period in the prior fiscal year due primarily to an increase in short-term borrowings and higher interest rates.

Net Income

Net income increased $1.2 million, or 6.6 percent, in the three months ended December 31, 2006, due primarily to higher operating income as described above, partially offset by higher interest expense.

Energy Services Operations

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls, as well as providing asset management services to customers in states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions and Canada.

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

Table of Contnets

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES’ gross margin is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs.

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

NJRES’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2006	2005
Operating revenues	$495,787	$763,195
Gas purchases	477,692	733,343
Gross margin	18,095	29,852
Operation and maintenance expense	3,003	2,518
Depreciation and amortization	54	52
Other taxes	192	181
Operating income	$14,846	$27,101
Net income	$7,819	$14,897

NJRES’ gross margin decreased by $11.8 million, in the three months ended December 31, 2006, compared with the same period last fiscal year due primarily to extreme weather related conditions in the southeast and gulf coast regions of the United States in the previous year, which triggered the disruption of the natural gas production in the gulf coast region and created market volatility along with a significant increase in wholesale natural gas prices. This resulted in greater margins in its storage and pipeline trading positions during the first quarter of fiscal 2006, which did not recur in the current fiscal year. Additionally NJRES’ gross margin for the three months ended December 31, 2005 included the benefits from certain natural gas basis swaps that were deemed ineffective cash flow hedges upon adoption of SFAS 133, which were concluded and settled in October 2006.

Operation and maintenance expense increased by $485,000, or 19.2 percent, during the three months ended December 31, 2006, compared with the same period last year, due primarily to higher labor and fringe benefits costs as a result of the operational growth of NJRES.

Operating income decreased by $12.3 million and net income decreased by $7.1 million for the three months ended December 31, 2006, compared with the same period in the prior fiscal year due primarily to the additional income generated in the prior fiscal year from the locational pricing related to extreme weather conditions and the beneficial impact of SFAS 133, both as noted above, which significantly contributed to higher earnings.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES’ gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the three months ended December 31, 2006 are not expected to be an indication of the results for the fiscal year.

Table of Contnets

Retail and Other Operations

The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 141,000 customers; CR&R, which holds and develops commercial real estate and NJR Energy, an investor in energy-related ventures through its operating subsidiary, NJNR Pipeline, which consists primarily of its equity investment in Iroquois; and NJR Investment, which makes certain energy-related equity investments.

The Consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2006	2005
Operating revenues	$6,340	$7,103
Other income	$807	$654
Net income	$397	$684

Retail and Other Operating revenue decreased by $763,000, for the three months ended December 31, 2006, compared with the same period last year, due primarily to:

•	A gain of $168,000 in the first quarter of 2006 on the completion of a land and building sales contract by CR&R that did not recur in fiscal 2007;

•
A reduction in installations of heating systems during the three months ended December 31, 2006 compared to same period last year due to warmer weather in fiscal 2007 resulting in a decrease of $445,000 in NJRHS operating revenues.

The increase in Other income is attributed to improved earnings from NJNR Pipeline’s equity investment in Iroquois.

Liquidity and Capital Resources

Consolidated

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:
	December 31,	September 30,
	2006	2006
Common stock equity	51%	50%
Long-term debt	27	27
Short-term debt	22	23
Total	100%	100%

NJR did not repurchase any shares of its common stock during the three month period ending December 31, 2006.

NJR and its unregulated subsidiaries rely on utilizing committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

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

Table of Contnets

As of December 31, 2006 NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $319 million available under these facilities (see Note 6. Debt).

NJR, NJNG and NJRES currently anticipate that their financing requirements in fiscal 2007 will be met through internally generated cash, the issuance of short-term debt and proceeds from the Company's Automatic Dividend Reinvestment Plan.

The following table is a summary of NJR’s, NJNG’s and NJRES’s contractual cash obligations and their applicable payment due dates:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt *	$455,814	$13,011	$23,163	$73,666	$345,974
Capital lease obligations *	90,128	7,994	15,988	19,578	46,568
Operating leases *	8,990	2,939	3,843	1,555	653
Short-term debt	285,600	285,600	—	—	—
Clean energy program *	18,540	8,638	9,902	—	—
Construction obligations	5,054	5,054	—	—	—
Natural gas supply purchase obligations - NJNG	606,790	180,334	193,429	136,916	96,111
Natural gas supply purchase obligations - NJRES	1,094,780	453,395	532,972	94,537	13,876
Total NJR and NJNG contractual cash Obligations	$2,565,696	$956,965	$779,297	$326,252	$503,182
*These obligations include an interest component.

As of December 31, 2006, there were NJR guarantees covering approximately $248 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2010. NJR would have to provide for payment in the event of default by NJRES, NJNG or NJR Energy.

The Company is not currently required to make minimum pension funding contributions during fiscal 2007. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

As presented in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $12.4 million for the three months ended December 31, 2006, compared with $168.3 million used in operating activities in the same period last fiscal year. The increase in operating cash flow during the first quarter of fiscal 2007 primarily reflects the following changes in the components of working capital, as well as lower MGP expenditures, partially offset by lower net income:

•
A decrease in the change in accounts receivable of $104 million as a result of a $51.5 million credit issued to retail customers and warmer weather with reduced customer usage at NJNG. The refund also resulted in an increase in underrecovered gas costs as of December 31, 2006. The change was partially offset by increased receivables as a result of settled wholesale natural gas and storage commodity contracts at NJRES.

•	A decrease in gas inventory at NJNG due to lower volumes held in inventory, as well as lower wholesale natural gas prices.

•	An increase in gas purchases payable primarily at NJRES as a result of greater natural gas storage assets and other natural gas inventory transactions.

NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $30.4 million in fiscal 2007 (see Note 11. Commitments and Contingent Liabilities).

Table of Contnets

Financing Activities

Cash flow from financing activities totaled $5.3 million for the three months ended December 31, 2006, compared with $176.5 million in the same period last year. The change was due primarily to a decrease in short-and long-term borrowings, compared with the same period last year, as a result of lower wholesale commodity costs in the first quarter of fiscal 2007 and reduced cash requirements associated with NJRES margin calls that were the result of the volatility in wholesale natural gas prices during the first quarter of fiscal 2006, which did not recur in the first quarter of fiscal 2007.

NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements, which are funded by NJR or its committed credit facility guaranteed by NJR.

In October 2005, under the New Jersey Economic Development Authority (EDA) act, NJNG used proceeds from EDA Series 2005A and 2005B bonds to refinance NJNG’s $10.3 million, 5.38 percent Series W First Mortgage Bonds and its $10.5 million, 6.25 percent Series Y First Mortgage Bonds. Also in October 2005, the EDA issued its 4.9 percent (Series 2005C) Natural Gas Facilities Revenue Bonds. The net proceeds from the 2005C bonds were deposited into a construction fund. NJNG immediately drew down $2.5 million from the construction fund and issued its $15 million, 4.9 percent Series KK bonds to the EDA with a maturity date of October 1, 2040. NJNG drew down an additional $4 million from the construction fund in the fourth quarter of fiscal 2006.

In December 2006 and 2005, NJNG received $5.5 million and $4.1 million in connection with the sale-leaseback of its vintage 2006 and 2005 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

Investing Activities

Cash flow used in investing activities totaled $12.5 million for the three months ended December 31, 2006, compared with $25 million for the same period last fiscal year. The decrease in cash used during the first quarter of fiscal 2007, as compared with the same period in the prior fiscal year, was due primarily to cash received from the sale of land at CR&R, along with the absence of the net $12.5 million deposit into a construction fund created under the EDA financing arrangement described above, partially offset by increased capital expenditures for utility plant additions.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2007 and 2008, compared with fiscal 2006, as a result of increased system integrity projects and expected replacement required under pipeline safety rulemaking.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2007 and 2008.

Retail and Other capital expenditures each year are primarily made in connection with investments made to preserve the value of real estate holdings.

Table of Contnets

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

Table of Contnets

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions to hedge an 18-year fixed-price contract to sell remaining volumes of approximately 9.1 Bcf of natural gas (Gas Sales Contract) to an energy marketing company which expire on October 31, 2010. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sales Contract.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2006, to December 31, 2006:

	Balance	Increase				Balance
	September 30,	(Decrease) in Fair		Amounts		December 31,
(Thousands)	2006	Market Value		Settled		2006
NJNG	$(82,451	) $	(2,618	) $	3,033	$(88,102)
NJRES	116,547		32,439		23,933	125,053
NJR Energy	35,423		(3,697)		337	31,389
Total	$69,519		$26,124		$27,303	$68,340

There were no changes in methods of valuations during the three months ended December 31, 2006.

The following is a summary of fair market value of commodity derivatives at December 31, 2006, by method of valuation and by maturity for each fiscal year period:

					Total
	Remaining			After	Fair
(Thousands)	2007	2008	2009 - 2011	2011	Value
Price based on NYMEX	$49,038	$1,705	$4,640	$—	$55,383
Price based on over-the-counter	—	—	—	—	—
Published quotations	8,217	4,688	52	—	12,957
Total	$57,255	$6,393	$4,692	$—	$68,340

Table of Contnets

The following is a summary of commodity derivatives by type as of December 31, 2006:
			Amounts Included
	Volume	Price per	in Derivatives
	(Bcf)	Mmbtu	(Thousands)
NJNG
Futures	(0.4)	$6.05 - $9.39	$(17,731)
Options	(10.1)	$6.50 - $12.00	764
Swaps	5.0	$3.99 - $8.74	(71,135)
NJRES
Futures	(6.0)	$6.13 - $12.04	10,354
Options	(2.0)	$5.25 - $12.00	254
Swaps	(77.1)	$4.70 - $11.52	114,445
NJRE
Swaps	9.8	$3.07 - $4.41	31,389
Total			$68,340

The Company uses a value-at-risk (VaR) model to assess the market risk of its net futures, swaps and options positions. The VaR at December 31, 2006, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $4.3 million. The VaR with a 99 percent confidence level and a 10-day holding period was $19.1 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2006. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of December 31, 2006, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$302,418	$258,571
Noninvestment grade	1,304	765
Internally rated investment grade	22,100	15,011
Internally rated noninvestment grade	10,937	—
Total	$336,759	$274,347

Table of Contnets

NJNG’s counterparty credit exposure as of December 31, 2006, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$30,825	$22,660
Noninvestment grade	194	—
Internally rated investment grade	369	327
Internally rated noninvestment grade	604	—
Total	$31,992	$22,987

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

Interest Rate Risk-Long-Term Debt

At December 31, 2006, the Company (excluding NJNG) had no variable-rate long-term debt.

At December 31, 2006, NJNG had total variable-rate, tax-exempt long-term debt of $97 million, which is hedged by interest rate caps expiring in July 2009 that limit NJNG’s variable-rate debt exposure from the tax-exempt EDA bonds at 4.5 percent.

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

Table of Contnets

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities - Legal Proceedings and is incorporated herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in ITEM 1A “RISK FACTORS” in the 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times, most recently in January, 2006, to permit the repurchase of up to 3.5 million shares. As of December 31, 2006, the Company has repurchased 3.15 million shares of its common stock.

The following table sets forth NJR’s repurchase activity for the three months ended December 31, 2006:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/1/06 - 10/31/06	-	-	-	348,147
11/1/06 - 11/30/06	-	-	-	348,147
12/1/06 - 12/31/06	-	-	-	348,147
Total	-	-	-	348,147

Table of Contnets

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of a shareholders was held on January 24, 2007

(b) The shareholders voted upon the following matters at the January 24, 2007 annual shareholders meeting:

(i) The election of five directors to the Board of Directors, four were elected for terms expiring in 2010 and one was elected for a term expiring in 2008. The results of the voting were follows:

Directors until 2010	For	Withheld
Lawrence R. Codey	23,055,983	289,874
Laurence M. Downes	22,705,713	640,144
Alfred C. Koeppe	22,902,957	442,900
William H. Turner	22,778,461	567,396

Directors until 2008	For	Withheld
Jane M. Kenny	23,014,338	331,519

In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting: Nina Aversano, David A. Trice, M. William Howard, Jr., J. Terry Strange, Gary W. Wolf and George R. Zoffinger.

(ii)  Approval of the 2007 Stock Award and Incentive Plan. The results of the voting were as follows:

For	Against	Abstain	No Vote
15,325,349	2,652,380	333,840	5,034,289

(iii)  Approval of the action of the Audit Committee in retaining Deloitte & Touche LLP as our independent registered public accounting firm. The results of the voting were as follows:

For	Against	Abstain
23,112,032	129,778	104,046

Table of Contnets

ITEM 6. EXHIBITS

(a)	Exhibits

10-1 Settlement Agreement and Mutual Release dated January 24, 2007 by and between New Jersey Natural Gas Company and Lumbermens Mutual Casualty Company and its subsidiaries and affiliates, including but not limited to, American Motorists Insurance Company, American Manufacturers Mutual Company and Kemper Indemnity Insurance Company.

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

Table of Contnets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES

Date: February 7, 2007              /s/Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President
and Chief Financial Officer