Form 10-Q
period 2007-03-31
NEW JERSEY RESOURCES CORP
filed 2007-05-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

YES:  ☐          No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 1, 2007 was 27,993,844

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2007 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to the following:

•	weather and economic conditions;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	fluctuations in energy-related commodity prices;
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

Part I Financial Information
Item 1 Financial Statements
 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended March 31, 2007
 Item 3 Quantitative and Qualitative Disclosures about Market Risk
Item 4 Controls and Procedures
Part II Other Information
Item 1 Legal Proceedings
Item 1a Risk Factors
Item 2 Unregistered Sale of Equity Securities and Use of Proceeds
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits
Signatures
Limited Liability Company Agreement of Steckman Ridge GP, LLC
Limited Partnership Agreement of Steckman Ridge, LP
         Certification
Certification
Certification
Certification

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share data)	2007	2006	2007	2006
OPERATING REVENUES	$1,024,636	$1,064,422	$1,766,101	$2,228,998
OPERATING EXPENSES
Gas purchases	795,469	882,688	1,424,154	1,921,163
Operation and maintenance	32,337	31,026	60,653	58,757
Regulatory rider expenses	18,135	12,405	27,601	21,863
Depreciation and amortization	8,986	8,612	17,888	17,188
Energy and other taxes	30,268	26,003	44,220	44,670
Total operating expenses	885,195	960,734	1,574,516	2,063,641
OPERATING INCOME	139,441	103,688	191,585	165,357
Other income and expense	1,650	1,874	3,639	3,516
Interest charges, net	7,091	6,173	14,966	12,656
INCOME BEFORE INCOME TAXES	134,000	99,389	180,258	156,217
Income tax provision	53,473	39,188	71,607	61,752
NET INCOME	$80,527	$60,201	$108,651	$94,465
EARNINGS PER COMMON SHARE
BASIC	$2.89	$2.16	$3.91	$3.41
DILUTED	$2.87	$2.14	$3.89	$3.37
DIVIDENDS PER COMMON SHARE	$0.38	$0.36	$0.76	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	27,893	27,822	27,803	27,686
DILUTED	28,047	28,145	27,959	28,000

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended March 31,
(Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,651	$94,465
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES
Depreciation and amortization	17,888	17,188
Unrealized gain on derivatives	(192)	(5,206)
Amortization of deferred charges	151	152
Deferred income taxes	15,231	(3,960)
Manufactured gas plant remediation costs	(8,814)	(16,457)
Gain on asset sale	—	(617)
Cost of removal - asset retirement obligations	(488)	—
Contribution to employee benefit plans	(300)	(300)
Changes in:
Working capital	96,121	(8,833)
Other noncurrent assets	23,229	25,509
Other noncurrent liabilities	(9,854)	(3,823)
Cash flows from operating activities	241,623	98,118

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	9,976	13,192
Tax benefit from stock options exercised	2,138	4,250
Proceeds from long-term debt	—	35,800
Proceeds from sale-leaseback transaction	5,482	4,090
Purchases of treasury stock	—	(9,109)
Payments of long-term debt	(1,950)	(22,483)
Payments of common stock dividends	(20,605)	(19,285)
Payments of short-term debt, net of proceeds	(153,700)	(85,600)
Cash flows used in financing activities	(158,659)	(79,145)

CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(24,540)	(21,913)
Real estate properties and other	(1,822)	(1,720)
Cost of removal	(2,736)	(2,154)
Equity investments	(52,500)	—
Investment in restricted cash construction fund	—	(12,500)
Proceeds from asset sales	1,792	3,006
Cash flows used in investing activities	(79,806)	(35,281)
Change in cash and temporary investments	3,158	(16,308)
Cash and temporary investments at beginning of period	4,991	25,008
Cash and temporary investments at end of period	$8,149	$8,700

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(191,654)	$(134,008)
Inventories	204,313	166
Underrecovered gas costs	13,330	67,315
Gas purchases payable	90,970	(24,190)
Prepaid and accrued taxes, net	67,402	52,850
Accounts payable and other	1,984	(12,959)
Restricted broker margin accounts	(43,411)	57,902
Customers’ credit balances and deposits	(47,695)	(9,069)
Other current assets	882	(7,781)
Other current liabilities	—	941
Total	$96,121	$(8,833)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$13,954	$11,341
Income taxes	$28,319	$33,487

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(Thousands)	March 31, 2007	September 30, 2006
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,267,108	$1,243,586
Real estate properties and other, at cost	27,702	27,136
	1,294,810	1,270,722
Accumulated depreciation and amortization	(348,283)	(335,783)
Property, plant and equipment, net	946,527	934,939
CURRENT ASSETS
Cash and temporary investments	8,149	4,991
Accounts receivable:
Billed	285,188	133,615
Unbilled	53,915	12,543
Allowance for doubtful accounts	(3,970)	(2,679)
Regulatory assets	8,105	8,105
Gas in storage, at average cost	305,737	512,942
Materials and supplies, at average cost	3,806	3,599
Prepaid state taxes	—	26,343
Derivatives, at fair value	75,430	223,559
Broker margin account	60,024	30,833
Other	10,898	11,665
Total current assets	807,282	965,516
NONCURRENT ASSETS
Equity investments	82,709	27,208
Regulatory assets	311,061	322,986
Derivatives, at fair value	40,731	94,638
Prepaid pension	19,483	21,045
Restricted cash construction fund	8,500	8,500
Deferred finance charges	8,089	8,876
Other	3,644	15,220
Total noncurrent assets	474,217	498,473
Total Assets	$2,228,026	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

CAPITALIZATION AND LIABILITIES
(Thousands)	March 31, 2007	September 30, 2006
CAPITALIZATION
Common stock equity	$652,805	$621,662
Long-term debt	335,477	332,332
Total capitalization	988,282	953,994
CURRENT LIABILITIES
Current maturities of long-term debt	4,126	3,739
Short-term debt	127,000	280,700
Gas purchases payable	388,849	297,879
Accounts payable and other	48,895	46,823
Dividends payable	10,615	10,056
Accrued taxes	64,559	9,267
Regulatory liabilities	15,040	1,710
Clean energy program	10,775	8,244
Derivatives, at fair value	106,955	163,557
Broker margin account	—	14,220
Customers’ credit balances and deposits	13,265	60,960
Total current liabilities	790,079	897,155
NONCURRENT LIABILITIES
Deferred income taxes	179,748	227,100
Deferred investment tax credits	7,674	7,835
Deferred revenue	10,152	10,206
Derivatives, at fair value	45,545	85,036
Manufactured gas plant remediation	105,400	105,400
Regulatory liabilities	60,488	64,220
Clean energy program	4,897	11,335
Asset retirement obligation	23,461	23,293
Other	12,300	13,354
Total noncurrent liabilities	449,665	547,779
Total Capitalization and Liabilities	$2,228,026	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements have been prepared without audit, as of March 31, 2007 and for the six months ended March 31, 2007 and 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2006 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service Company (NJR Service). Significant intercompany transactions and accounts have been eliminated. Retail Holdings principal subsidiary is NJR Home Services (NJRHS). Capital’s primary subsidiaries are NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being developed with a partner in western Pennsylvania.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, or as part of Regulatory assets, for those amounts related to NJNG that would be recoverable through allowed rates charged to customers, to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income, or in Regulatory assets as it may relate to NJNG, will be adjusted as they are subsequently recognized in earnings through net periodic benefit cost. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. The entity either elects the fair value option according to a preexisting policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the Company chooses to apply the fair value option to are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other entity assets and liabilities that have different measurement attributes and to other entities with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted provided the Company also elects to apply the provisions of SFAS 157. The Company is evaluating SFAS 159 to determine its applicability to its current operations and effect, if any, on its financial condition.

2. REGULATION

Basic Gas Supply Service (BGSS)

On October 25, 2006, NJNG filed supporting documentation with the Board of Public Utilities (BPU) for a self-implementing BGSS price reduction effective November 1, 2006, which lowered residential and small commercial customers’ bills by approximately 4 percent. This decrease was due to reduced demand charges, lower wholesale cost of natural gas and lower than expected pipeline fuel costs.

On December 1, 2006, NJNG filed notification with the BPU and the representative of the Public Advocate Division of Rate Counsel (Rate Counsel) to refund, in the form of a bill credit, approximately $51.5 million to residential and small commercial customers in December 2006. The refund was the result of a continued reduction in the wholesale cost of natural gas for NJNG relative to what it is allowed to charge in its rates to customers.

On March 1, 2007, NJNG filed notification with the BPU and the representatives of Rate Counsel to refund, in the form of a bill credit, approximately $20 million to residential and small commercial customers in March 2007. The refund was the result of a continued reduction in the wholesale cost of natural gas.

Conservation Incentive Program (CIP)

On December 12, 2006, the BPU issued its Decision and Order and approved the CIP stipulation, reached on September 30, 2006, without modification.

The CIP is a three-year pilot program, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. The initial term of the CIP is October 1, 2006 through September 30, 2009. Under certain conditions, the CIP may be extended one additional year beyond the initial term. For the term of the pilot, the Weather Normalization Clause has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations (filed for annually and recovered one year following the end of the CIP usage year) is subject to additional conditions including an earnings test and an evaluation of BGSS-related savings. If NJNG does not file for a rate review with the BPU by October 1, 2008, the return on equity for the earnings test will decline from 10.50 percent to 10.25 percent. NJNG continues to evaluate its expected returns and general market conditions with regard to filing for a potential rate review.

To encourage energy efficiency, NJNG is obligated to initiate and fund programs to further customer conservation efforts over the term of the pilot. An annual filing reporting on NJNG’s conservation efforts will be made in June of each year, commencing in June 2007, coincident with its annual BGSS filing. The minimum expected liability for funding these programs was recorded, at its present value of $1.8 million, as of September 30, 2006. As a result of the accretion of interest and the payment of obligations for this program, the balance of this liability is approximately $1.5 million as of March 31, 2007.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The commencement of the CIP does not have any impact on the collection of previously accrued amounts for utility gross margin recovery under the Weather Normalization Clause.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

On October 25, 2006, NJNG filed its SBC and WNC requests for a price adjustment for all applicable service customers, which was expected to result in an approximate aggregate 1.6 percent increase in those customers’ prices. On November 10, 2006, NJNG filed a separate petition with the BPU for its annual review and revision of the WNC recovery component relying on the information provided in the October 25, 2006 filing. The SBC and WNC rate increases, currently pending before the BPU, were proposed to be effective on January 1, 2007. Pending review and approval by the BPU and Rate Counsel, the results of the SBC and WNC will be implemented upon receipt of a BPU order.

The SBC portion of the filed increase had accounted for approximately 0.3 percent of the expected price increase. The aggregate increase is comprised of an increase in rates for the Transportation Initiation Clause (TIC) and an increase in the recovery related to the New Jersey Clean Energy Program (NJCEP) from $7.1 million to $13.6 million for the calendar year 2007. This increase was partially offset by a decrease to the Remediation Adjustment Clause (RAC) recovery from $19.2 million to $15.9 million annually. The proposed RAC decrease reflected recovery of expenditures through June 30, 2006 related to NJNG’s remediation of its former Manufactured Gas Plant (MGP) sites, except for those expenditures associated with the Mass Tort Litigation related to the Long Branch MGP sites (see Note 12. Commitments and Contingent Liabilities). There was no change in the Universal Service Fund (USF) rate.

The WNC portion of the filed rate increase, which had represented approximately 1.3 percent of the expected price increase, was proposed to increase the WNC recovery component in order to recover accrued utility gross margin of approximately $8.1 million from October 2005 through May 2006.

NJNG signed a stipulation in March 2007 with the BPU and Rate Counsel regarding the resolution of the September 2005 and October 2006 SBC and WNC filings. The stipulation permits NJNG to include in its rates the current BPU approved after-tax SBC and WNC rates in effect until changed by the BPU. The stipulation will also allow the recovery of lost revenues, as a result of previous customer conservation efforts, through a reduction in the liability associated with the Market Development Fund. The stipulation also will increase the SBC and WNC rates for all applicable service customers’ rates by an approximate aggregate 3.1 percent.

The increase in customer rates from an aggregate 1.6 percent in the original filing to an aggregate 3.1 percent in the March 2007 stipulation reflects the removal of the expenditures through June 30, 2006 related to NJNG’s remediation of its former MGP sites, as noted above, and also excludes costs in excess of those received by NJNG from insurers stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey as recovery of all such costs and expenditures is being resolved separately before the BPU (see Note 12. Commitments and Contingent Liabilities—Legal Proceedings—Kemper Insurance Company Litigation). The stipulation further provides that NJNG will file a BGSS notice to implement a price decrease to coincide with the effective date of any recommended SBC and WNC increase.

On April 4, 2007, NJNG sent notification to the BPU and Division of Rate Counsel of its intent to implement a decrease to its periodic BGSS factor for residential and small commercial sales customers effective coincident with the implementation the SBC and WNC rate increase proposed in the March 2007 stipulation. The SBC and WNC rate changes, which are applicable to sales and transportation customers, were included in the October 2006 filing noted above and require BPU approval in order to implement them. As of May 2, 2007, the BPU has taken no action with respect to the approval to implement the stipulated SBC and WNC rates.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. On December 15, 2006, NJNG filed a petition with the BPU requesting that it approve an extension of the existing incentive mechanisms to coincide with the end of the CIP. The extension would preserve the status quo of the incentive programs to coincide with the initial three-year term of the CIP pilot program, but would expire no later than October 1, 2011. NJNG is currently holding discussions with the BPU regarding the continuation of these incentive programs. There can be no assurance as to whether these incentive programs will be extended in their current form, for the proposed term, or whether they will be modified or terminated by the BPU.

Regulatory Assets and Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2007	September 30, 2006	Recovery Period
Regulatory assets-current
WNC	$8,105	$8,105	Less than one year (1)
Total	$8,105	$8,105
Regulatory assets-noncurrent
Remediation costs (Notes 2 and 12)
Expended, net	$82,158	$83,746	(2)
Liability for future expenditures	105,400	105,400	(3)
CIP	14,347	—	(4)
Deferred income and other taxes	13,554	13,476	Various
Postemployment benefit costs (Note 9)	1,966	2,117	Through Sept. 2014 (5)
Derivatives (Note 7)	70,850	82,451	Through Oct. 2011 (6)
SBC	22,786	35,796	Various (7)
Total	$311,061	$322,986
(1) Recoverable or refundable, subject to BPU approval, without interest. This balance relates to results from the winter 2005-2006 period. No new WNC activity is being recorded due to the existence of the CIP.
(2) Recoverable, subject to BPU approval, with interest over rolling 7-year periods. As of March 31, 2007, this amount is net of actual insurance proceeds received of $12.8 million, as the result of a settlement NJNG reached with certain parties for recovery of such amounts on January 24, 2007 (see Note 12. Commitments and Contingent Liabilities - Legal Proceedings). As of September 30, 2006 this amount is net of an estimated $10 million in expected insurance proceeds.
(3) Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 12. Commitments and Contingent Liabilities - Legal Proceedings).
(4) Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $8.4 million relating to the weather component of the calculation and approximately $5.9 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by BPU.
(5) Recoverable or refundable, subject to BPU approval, without interest.
(6) Recoverable, subject to BPU approval, through BGSS, without interest.
(7) Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2007	September 30, 2006
Regulatory liabilities-current
Overrecovered gas costs (1)	$15,040	$1,710
Total	$15,040	$1,710

Regulatory liabilities-noncurrent
Cost of removal obligation (2)	$59,340	$58,161
Market development fund (MDF) (3)	1,148	6,059
Total	$60,488	$64,220
 (1)    Refundable, subject to BPU approval, through BGSS, with interest.
 (2)    NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $18.4 million, including accretion of $656,000 for the six-month period ended March 31, 2007, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of March 31, 2007 (see Note 11. Asset Retirement Obligations).
(3)     The MDF, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, provided financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate. The MDF funding obligations terminated as of October 31, 2006. $4.9 million of this fund was credited to the NJCEP, as a result of the CIP Decision and Order of the BPU on December 12, 2006. The remaining balance is being held until final resolution of NJNG’s fiscal 2005 SBC filing. A stipulation was signed in March 2007 between NJNG, the BPU and Rate Counsel, that will allow a recovery of lost revenues, through previous customer conservation initiatives, through a reduction in this liability if approved by the BPU.

3. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and swap agreements to hedge purchases and sales of natural gas.

Generally, all of the commodity contracts of NJRES meet the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) (SFAS 133) and are accounted for under accrual accounting, or are designated as a hedge for accounting purposes. If these commodity contracts do not meet the normal purchase normal sale scope exception, or if they do not qualify as a hedge, they are recorded at fair value as a component of Gas purchases.

The amounts included in Accumulated other comprehensive income related to natural gas instruments, which have been designated as cash flow hedges, will reduce or increase Gas purchases as the underlying physical transaction occurs and is settled. Based on the amount recorded in Accumulated other comprehensive income as of March 31, 2007, $817,000 is expected to be recorded as an increase to Gas purchases during the remainder of fiscal 2007. For the three months ended March 31, 2007 and 2006, $67.5 million and $14.2 million, respectively, were charged to Gas purchases; and for the six months ended March 31, 2007 and 2006, $91.8 million and $34.8 million, respectively, were charged to Gas purchases.

The following table summarizes the ineffective portions of the Company’s cash flow hedges that are included as a benefit as part of Gas purchases in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2007, and 2006, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006
NJRES	$507	$5,173	$275	$8,767
NJR Energy	21	20	50	35
Total Consolidated	$528	$5,193	$325	$8,802

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, exchange-traded futures and swap contracts require a deposit of margin cash, the amount of which is subject to change based on market movements and in accordance with exchange rules. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances as of March 31, 2007 and September 30, 2006 are as follows:

(Thousands)	March 31, 2007	September 30, 2006
NJNG broker margin deposit	$23,187	$30,833
NJRES broker margin deposit (liability)	$36,837	$(14,220)

4. EQUITY INVESTMENTS

On March 2, 2007, NJR, through NJR Steckman Ridge Storage Company, a wholly-owned subsidiary of NJR Energy Holdings, entered into a series of joint venture agreements with subsidiaries of Spectra Energy Corporation and formed the Steckman Ridge partnership. The purpose of the partnership is to develop and operate a natural gas storage facility in western Pennsylvania, which will serve the Northeastern and Mid-Atlantic regions of the United States. NJR and Spectra each own 50 percent of the equity interests in Steckman Ridge and are required to fund 50 percent of total acquisition and development costs up to a maximum of $125 million each. As NJR has the ability to exert significant influence, but not control, it uses the equity method of accounting for its investment in Steckman Ridge.

    NJR’s equity investments at March 31, 2007 and September 30, 2006 include the following investments:

(Thousands)	March 31, 2007	September 30, 2006
Steckman Ridge	$52,749	$—
Iroquois	21,349	20,414
Other	8,611	6,794
Total	$82,709	$27,208

5. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006
Net income, as reported	$80,527	$60,201	$108,651	$94,465

Basic earnings per share:
Weighted average shares of common stock outstanding - basic	27,893	27,822	27,803	27,686
Basic Earnings per Common Share	$2.89	$2.16	$3.91	$3.41

Diluted earnings per share:
Weighted average shares of common stock outstanding - basic	27,893	27,822	27,803	27,686
Incremental shares (1)	154	323	156	314
Weighted average shares of common stock outstanding - diluted	28,047	28,145	27,959	28,000
Diluted Earnings per Common Share	$2.87	$2.14	$$3.89	$$3.37
(1) Incremental shares consist of stock options, stock awards and performance units.

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

In October 2006, NJRES entered into a 3-year, $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR.

NJNG has a $44.5 million letter of credit outstanding, which will expire on June 30, 2007, supporting a long-term natural gas swap agreement. The long-term natural gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary. NJNG expects to renew this letter of credit agreement upon its expiration in June 2007.

As of March 31, 2007, NJR had a letter of credit outstanding for $6.0 million, due to expire on June 30, 2007, related to margin requirements for NJRES’ natural gas transactions. Including this letter of credit, as of March 31, 2007, NJR had letters of credit outstanding on behalf of NJRES and Commercial Realty and Resources (CR&R) totaling approximately $11.0 million, which expire through various dates in fiscal 2007. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

In December 2006 and 2005, NJNG received $5.5 million and $4.1 million in connection with the sale-leaseback of its vintage 2006 and 2005 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

There were no other new issuances or redemptions of long-term debt securities for NJR, NJNG or NJRES during the six months ended March 31, 2007.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of debt and committed credit facilities outstanding as of March 31, 2007 and September 30, 2006:

(Thousands)	March 31, 2007	September 30, 2006
NJR
Long - term debt (1)	$25,000	$25,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$60,900	$129,200
Weighted average interest rate at end of period
Notes payable to banks	5.6%	6.0%
NJNG
Long - term debt (1)	$254,800	$254,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	$66,100	$151,500
Weighted average interest rate at end of period
Commercial paper	5.3%	4.7%
NJRES
Bank credit facilities	$30,000	$—
Amount outstanding at end of period
Notes payable to banks	$—	$—
Weighted average interest rate at end of period
Notes payable to banks	—	—
(1) Long - term debt excludes lease obligations of $55.7 million and $52.5 million at March 31, 2007 and September 30, 2006, respectively.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CAPITALIZED AND DEFERRED INTEREST

Included in Utility plant, Real estate properties and other and Equity investments on the Condensed Consolidated Balance Sheets, and reflected in the Condensed Consolidated Statements of Income as a reduction to interest charges, net, are the following amounts recorded for capitalized interest:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in Thousands)	2007	2006	2007	2006
Capitalized interest - Utility plant	$358	$299	$737	$560
Weighted average interest rates	5.36%	4.54%	5.36%	4.22%

Capitalized interest - Real estate properties and other	$86	$—	$129	$—
Weighted average interest rates	5.37%	—%	5.46%	—%

Capitalized interest - Equity investments	$211	$—	$211	$—
Weighted average interest rates	5.40%	—%	5.40%	—%

NJNG does not capitalize a cost of equity for its utility plant construction activities.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures (see Note 2. Regulation). Accordingly, Other income includes $780,000 and $617,000 of interest related to these SBC program costs for the three months ended March 31, 2007 and 2006, respectively, and $1.6 million and $1.2 million for the six months ended March 31, 2007 and 2006, respectively.

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of certain natural gas storage facilities through NJR’s equity investment in Steckman Ridge (see Note 4. Equity Investments).

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK BASED COMPENSATION

Effective January 24, 2007, the shareholders of NJR approved the NJR 2007 Stock Award and Incentive Plan (2007 Plan) which replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). The Long-Term Plan had 591,471 and 87,280 shares, respectively, reserved for employees and directors, which were rolled into the 2007 Plan. In addition to those shares, the 2007 Plan reserved an additional 750,000 shares for issuance to employees for a total reserve of 1,341,471 and 87,280 respectively for employees and directors and provides for a broader range of equity awards.

On January 24, 2007, the Company issued 36,687 shares of Restricted Stock under the 2007 Plan, which vest in equal annual installments over three years, subject to certain conditions, and 17,741 restricted shares that vested immediately. In addition, 8,053 shares were issued to directors during the second quarter of fiscal 2007. As of March 31, 2007, 1,287,043 and 79,227 shares, respectively, remain available for future awards to employees and directors.

During the first six months of fiscal 2007, included in Operations and maintenance expense is $506,000 related to stock based compensation. As of March 31, 2007 there remains $2.6 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

9. BUSINESS SEGMENT DATA

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006
Operating Revenues
Natural Gas Distribution	$450,811	$471,406	$690,218	$865,752
Energy Services	568,388	587,525	1,064,175	1,350,720
Retail and Other	5,508	5,560	11,848	12,663
Subtotal	1,024,707	1,064,491	1,766,241	2,229,135
Intersegment revenues (1)	(71)	(69)	(140)	(137)
Total	$1,024,636	$1,064,422	$1,766,101	$2,228,998
Operating Income
Natural Gas Distribution	$58,736	$57,514	$95,452	$90,961
Energy Services	81,410	46,863	96,256	73,964
Retail and Other	(705)	(689)	(123)	432
Total	$139,441	$103,688	$191,585	$165,357
Net Income
Natural Gas Distribution	$33,226	$33,509	$53,134	$52,192
Energy Services	47,180	26,999	54,999	41,896
Retail and Other	121	(307)	518	377
Total	$80,527	$60,201	$108,651	$94,465
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assets for the various business segments are detailed below:
(Thousands)	March 31, 2007	September 30, 2006
Assets at end of period
Natural Gas Distribution	$1,520,716	$1,586,934
Energy Services	554,709	714,867
Retail and Other	167,621	107,213
Intersegment Assets (1)	(15,020)	(10,086)
Total	$2,228,026	$2,398,928
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$713	$751	$1,426	$1,502	$454	$380	$909	$760
Interest cost	1,525	1,408	3,050	2,816	757	615	1,514	1,230
Expected return on plan assets	(2,052)	(1,782)	(4,104)	(3,564)	(541)	(458)	(1,081)	(916)
Prior service cost amortization	21	21	42	42	20	19	39	—
Transition obligation amortization	—	—	—	—	89	89	179	38
Recognized actuarial loss	399	433	798	866	266	206	531	178
Net initial obligation	—	(3)	—	(6)	—	—	—	412
Recognized net periodic cost	$606	$828	$1,212	$1,656	$1,045	$851	$2,091	$1,702

In fiscal 2007, the Company has no minimum pension funding requirements. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

11. ASSET RETIREMENT OBLIGATIONS (ARO)

Effective September 30, 2006, NJR adopted FASB Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which requires NJR to recognize a reasonably estimated liability for the fair value of an ARO. NJR has AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the six months ended March 31, 2007, in thousands:

Balance at October 1, 2006	$23,293
Accretion	656
Additions	—
Retirements	(488)
Balance at March 31, 2007	$23,461

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accretion amounts are not reflected as an expense on NJR’s Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Condensed Consolidated Balance Sheet.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed “demand” charges of approximately $81 million at current contract rates and volumes, which are recovered through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of March 31, 2007, NJRES had contractual payments for demand charges related to storage contracts and pipeline capacity contracts of $26.6 million and $45.0 million, respectively, for the next 12 month period.

Demand charges are recognized in the Consolidated Statements of Income as incurred over the fiscal year as part of Gas purchases as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions)	2007	2006	2007	2006
NJRES	$38.8	$16.9	$74.1	$34.1
NJNG	19.0	21.4	38.2	42.5
Total	$57.8	$38.3	$112.3	$76.6

As of March 31, 2007, there were NJR guarantees covering approximately $270 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2016. NJR would have to provide for payment in the event of default by NJRES, NJNG and NJR Energy.

NJNG’s capital expenditures are estimated at $39.0 million for the remainder of fiscal 2007 and $63.3 million in fiscal 2008, consisting primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking.

The Company’s future minimum lease payments under various operating leases are approximately $3.4 million annually for the next five years and $589,000 in the aggregate for all years thereafter.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG has identified eleven former MGP sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from the former gas manufacturing operations. Ten of the eleven sites in question were acquired by NJNG in 1952. Gas manufacturing operations ceased at these sites at least by the mid-1950s and, in some cases, had been discontinued many years earlier. Since October 1989, NJNG has been operating under Administrative Consent Orders or Memoranda of Agreement with the New Jersey Department of Environmental Protection (NJDEP) covering all eleven sites. These orders and agreements establish the procedures to be followed in developing

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a final remedial cleanup plan for each site. NJNG is currently involved in administrative proceedings with the NJDEP with respect to the MGP sites in question, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted. Until September 2000, most of the cost of such studies and investigations had been shared under an agreement with the former owner and operator of ten of the MGP sites, Jersey Central Power & Light Company (JCP&L), a subsidiary of FirstEnergy Corporation (FirstEnergy).

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

In June 1992, the BPU approved the RAC through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. Currently, NJNG is recovering $19.2 million annually for MGP remediation expenditures incurred through June 30, 2004. The remediation expenditures for the 24-month period ended June 30, 2006, including expenditures related to the Mass Tort Litigation as discussed below in the Kemper Insurance Company Litigation section, are pending BPU approval and are part of an on-going discussion with the BPU (See Note 2. Regulation). As of March 31, 2007, $82.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Condensed Consolidated Balance Sheet.

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

Kemper Insurance Company Litigation

In September 2000, NJNG purchased two insurance policies from Kemper Insurance Company: (i) a 20-year Clean-Up Cost-Containment insurance policy (Cost-Cap) and (ii) an Environmental Response Compensation and Liability Insurance Policy (ERCLIP). The policies were intended to limit NJNG’s liability for remediation and third-party claims arising from environmental contamination at the former MGP sites in Long Branch and Toms River.

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

On January 24, 2007, NJNG entered into a written Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Lumbermens Mutual Casualty Company and its subsidiaries and affiliates, including but not limited to, American Motorists Insurance Company, American Manufacturers Mutual Company and Kemper Indemnity Insurance Company (collectively, “Kemper”) pursuant to which the parties settled a lawsuit pending in the Superior Court of New Jersey, Law Division, Ocean County arising out of Cost Cap and the ERCLIP (the “Lawsuit”).

Pursuant to the terms of the Settlement Agreement, NJNG received a payment in the amount of $12.8 million (the “Settlement Payment”). The Settlement Agreement provided for a mutual and global release of all claims, against the Company or Kemper that were or could have been made in the litigation, including all claims NJNG could have made under the ERCLIP and Cost-Cap. The Settlement Payment was made in exchange for a general release of all such claims asserted in the litigation; no portion of the Settlement Payment was allocated to any particular claim.

The RAC does not permit NJNG to recover costs, expenses or other liabilities incurred in connection with personal injury claims. Pursuant to the RAC, NJNG will seek recovery of costs in excess of those recovered from Kemper and other insurers. Management believes that, subject to BPU approval, these costs, net of all insurance proceeds, are recoverable pursuant to the RAC. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery of outstanding costs through the RAC or the impact of these matters on the Company’s financial condition, results of operations or cash flows, which could be material.

General

The Company is a party to various other claims, legal actions, complaints and investigations arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

13. OTHER

At March 31, 2007, there were 27,940,080 shares of common stock outstanding and the book value per share was $23.36.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF
                             OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers from states in the Gulf Coast and Mid-Continent to New England and Canada through its two principal subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

NJNG is a natural gas utility which provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets, and comprises the Natural Gas Distribution segment. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

NJRES maintains and trades around a portfolio of physical assets consisting of natural gas storage and natural gas pipeline transportation contracts. NJRES also provides wholesale energy services to non-affiliated utility and energy companies. NJRES comprises the Energy Services segment.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy (NJRE), an investor in energy-related ventures, most significantly, through NJNR Pipeline which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York and NJR Steckman Ridge Storage Company, which, in March 2007, acquired a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that will be constructed in western Pennsylvania; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments.

Net income by business segment is as follows:

	Six Months Ended March 31,
($ in Thousands)	2007		2006
Net Income
Natural Gas Distribution	$53,134	49%	$52,192	55%
Energy Services	54,999	50	41,896	44
Retail and Other	518	1	377	1
Total	$108,651	100%	$94,465	100%

Natural Gas Distribution Segment

Natural Gas Distribution operations have focused on the following to provide for growth:

•
Working with the BPU and New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Customer Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its customer growth, which is expected to total about 2.0 percent annually;

•
Generating earnings from various BPU-authorized gross margin-sharing incentive programs, which are currently approved through October 31, 2007. An extension has been requested to link the expiration of these programs with the end of the initial three-year pilot program of the CIP. The initial term of the CIP is October 1, 2006 through September 30, 2009. Under certain conditions the CIP may be extended one additional year beyond the initial term;

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ prices as stable as possible; and

•	Improving its cost structure through various productivity initiatives.

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

For the reporting period through September 30, 2006, which includes the three and six month periods ending March 31, 2006, the impact on weather was mitigated by a Weather Normalization Clause (WNC). The WNC did not, however, capture lower customer usage per degree day. To mitigate this, NJNG obtained approval of the CIP effective as of October 1, 2006. Therefore, for the three and six months periods ended March 31, 2007, the impact of weather and usage on NJNG’s utility gross margin was significantly mitigated due to the CIP.

The CIP is a three-year pilot program, expiring October 1, 2009, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. For the term of the pilot the existing WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Under certain conditions the CIP may be extended one additional year beyond the initial term. Recovery of such utility gross margin variations, which are recovered in the year subsequent to the CIP usage year, is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. Under the CIP agreement, if NJNG does not file for a rate review with the BPU by October 1, 2008, the return on equity for the earnings test will decline from 10.50 percent to 10.25 percent. NJNG continues to evaluate its expected returns and general market conditions with regard to filing for a potential rate review.

To encourage energy efficiency, NJNG is also required to initiate programs to further customer conservation efforts over the term of the pilot. NJNG is required to provide a minimum of $2 million in funding for such programs and will continue to fund programs throughout the term of the pilot. As of September 30, 2006, NJNG accrued $1.8 million for this obligation, representing its present value at that date, in the Condensed Consolidated Balance Sheets. As of March 31, 2007, the obligation to fund these conservation programs has a present value of $1.5 million, including accrued interest costs and amounts expended on such conservation programs. An annual filing of the CIP results will be made in June of each year, commencing in June 2007, coincident with NJNG’s annual BGSS filing.

NJNG’s operating expenses are heavily influenced by labor costs, large components of which are covered by a negotiated collective bargaining agreement that expires in 2008. Labor-related fringe benefit costs may also influence NJNG’s results.

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income.

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

NJRES’ incorporates the following elements to provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin; and

•
Managing hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments utilized to generate gross margin through the use of a cash-flow hedging strategy.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This strategy allows NJRES to extract more value from its portfolio of natural gas storage and pipeline transportation capacity.

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES’ focuses on earning a gross margin, which is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs, on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial gross margin result.

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. For example, NJRES generates gross margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a high current or future price, all within the constraints of its credit and contracts policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time the assets are held.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions. Revenue is customarily derived by a combination of a base service fee and incentive-based arrangements.

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including trading limits, approval processes, segregation of duties, and formal contract and credit review and approval procedures. NJRES continuously monitors and seeks to reduce the risk associated with various counterparties credit exposure. The Risk Management Committee (RMC) of NJR, which consists of senior officers from several business units of NJR, oversees compliance with these established guidelines.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2006. NJR’s critical accounting policies have not changed materially from those reported in the 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 by the commencement of fiscal 2008. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans” (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement. Certain economic events, which previously required disclosure only in the notes to the financial statements, will be recognized as assets and liabilities and offset in Accumulated other comprehensive income, net of tax, or to regulatory assets, for those amounts related to NJNG that would be recoverable through allowed rates charged to customers, to the extent such amounts are not recognized in earnings as part of net periodic benefit costs. Amounts recognized in Accumulated other comprehensive income, or as a regulatory asset as it may relate to NJNG, will be adjusted as they are subsequently recognized in earnings through net periodic benefit cost. The Company will adopt SFAS 158 on September 30, 2007 and will apply the provisions of the statement prospectively. The Company is currently evaluating the effect of adoption on its financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. The entity either elects the fair value option according to a preexisting policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the Company chooses to apply the fair value option to are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other entity assets and liabilities that have different measurement attributes and to other entities with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted provided the entity also elects to apply the provisions of SFAS 157. The Company is evaluating SFAS 159 to determine its applicability to its current operations and effect, if any, on its financial condition.

Results of Operations

Net income for the quarter ended March 31, 2007 increased by 33.8 percent to $80.5 million, compared with $60.2 million for the same period last fiscal year. Basic earnings per share (EPS) increased by 33.8 percent to $2.89, compared with $2.16 for the same period last fiscal year and diluted EPS increased 34.1 percent to $2.87, compared with $2.14 for the same period last fiscal year.

Net income for the six months ended March 31, 2007 increased 15 percent to $108.7 million, compared with $94.5 million for the same period last fiscal year. Basic EPS increased 14.7 percent to $3.91, compared with $3.41 for the same period last fiscal year and diluted EPS increased 15.4 percent to $3.89 compared with $3.37 for the same period last fiscal year.

The increase in earnings for the three and six months ended March 31, 2007, as compared with the same periods in the prior fiscal year, was due primarily to higher gross margin at NJRES due to strategic natural gas storage withdrawals that captured favorable market pricing conditions during the quarter ended March 31, 2007 and increased storage and intra-month natural gas trading positions, primarily driven by the impact of colder weather in NJRES’ market (delivery) areas allowing for favorable market pricing movements during the three-month period. Increased earnings at NJNG were due primarily to the impact of the CIP tariff and continued customer growth, partially offset by higher interest expense, which was due primarily to an increase in short-term borrowings and higher rates over the same period in the prior fiscal year.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
			%			%
($ in Thousands)	2007	2006	Change	2007	2006	Change
Operating revenues	$1,024,636	$1,064,422	(3.7)%	$1,766,101	$2,228,998	(20.8)%
Gas purchases	$795,469	$882,688	(9.9)%	$1,424,154	$1,921,163	(25.9)%

Operating revenues decreased $39.8 million for the three months ended March 31, 2007 compared to the same period of the prior fiscal year due primarily to:

•	Increased refunds to NJNG customers in fiscal 2007; and

•	Reduced off-system sales

The decrease in operating revenues was partially offset by:

•	Increased revenues at NJRES due to greater market pricing volatility as a result of the impact of weather in relation to the cost to acquire gas and contracts to sell gas in NJRES’ market area; and

•	The impact of 12.4 percent colder weather than prior fiscal year on NJNG’s revenues

Operating revenues decreased $462.9 million for the six months ended March 31, 2007 compared to the same period of the prior fiscal year due primarily to:

•	Refunds to NJNG residential and small commercial customers; and

•	Less favorable market pricing conditions affecting NJRES’ revenues as a result of volatility in the markets due to severe weather conditions in fiscal 2006 that did not recur in fiscal 2007.

These same factors resulted in a decrease in Gas purchases of $87.2 million for the three months ended March 31, 2007 and $497.0 million for the six months ended March 31, 2007, as compared to the same periods in the prior fiscal year.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 477,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

NJNG’s financial results are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006
Utility Gross Margin
Operating revenues	$450,811	$471,406	$690,218	$865,752
Less:
Gas purchases	312,863	346,650	463,856	651,782
Energy and other taxes	28,778	24,481	41,298	41,766
Regulatory rider expense	18,135	12,405	27,601	21,863
Total Utility Gross Margin	$91,035	$87,870	$157,463	$150,341

Utility Gross Margin
Residential and commercial	$80,154	$78,237	$134,664	$130,906
Transportation	9,884	6,479	18,321	12,861
Total Utility Firm Gross Margin	90,038	84,716	152,985	143,767
Incentive programs	906	2,932	4,184	6,046
Interruptible	91	222	294	528
Total Utility Gross Margin	91,035	87,870	157,463	150,341
Operation and maintenance expense	22,692	21,083	42,947	40,950
Depreciation and amortization	8,848	8,477	17,586	16,900
Other taxes not reflected in utility gross margin	759	796	1,478	1,530
Operating income	$58,736	$57,514	$95,452	$90,961
Other income	838	715	1,885	1,540
Interest charges, net	5,244	3,990	10,637	7,774
Income tax provision	21,104	20,730	33,566	32,535
Net income	$33,226	$33,509	$53,134	$52,192

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

Sales tax was calculated at 6 percent of revenue during the first and second quarters of fiscal 2006, and at 7 percent, during the first and second quarters of fiscal 2007. The sales tax calculation excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts.

TEFA, which is included in Energy and other taxes on the Condensed Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s Operating revenues decreased by $175.5 million, or 20.3 percent, and gas purchases decreased by $187.9 million, or 28.8 percent, respectively, for the six months ended March 31, 2007, compared with the same period in the prior fiscal year. These decreases were primarily the result of refunds of $51.5 million and $20 million in December 2006 and March 2007, respectively, to residential and small commercial customers and a decrease in off-system sales of $84.7 million, partially offset by customer growth.

NJNG’s Operating revenues and Gas purchases for the three months ended March 31, 2007 decreased $20.6 million, and $33.8 million, respectively, compared with same period in the prior fiscal year as a result of the $20 million refund to customers in March 2007, partially offset by customer growth.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Condensed Consolidated Statements of Income, totaled $41.3 million and $41.8 million for the six months ended and $28.8 million and $24.5 million for the three months ended March 31, 2007 and 2006, respectively. The change in the sales tax rate from 6 percent to 7 percent, as applied to NJNG’s operating revenue, drove the increase for the three month period ended March 31, 2007 as compared to the same period in the prior fiscal year. For the six month period ended March 31, 2007, as compared to the same period in the prior year, the sales tax increase was partially offset by reduced revenues, as a result of customer refunds, and TEFA expense as total therm usage, as a result of weather being 1 percent warmer than the same period in the prior fiscal year, was lower.

Regulation rider expenses totaled $27.6 million and $21.9 million for the six months ended March 31, 2007 and 2006, respectively, and $18.1 million and $12.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in regulatory rider expenses is due primarily to an increase in firm throughput sales as a result of customer growth.

Utility gross margin is comprised of three major categories:

•	Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where margins generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management (defined in Incentive Programs, below) or storage incentive programs are shared between customers and NJNG; and

•
Utility gross margin from interruptible customers, which is generated from large commercial and industrial customers who receive non-firm natural gas service at lower rates, and is subject to BPU-approved incentives.

Utility Firm Gross Margin

Effective October 1, 2006, the BPU approved the CIP to encourage energy savings while allowing NJNG to recover the necessary costs of operations. The three-year pilot program eliminates the disincentive to promote conservation and energy efficiency, since utility gross margin is no longer directly linked to customer usage. The CIP tariff normalizes NJNG’s utility gross margin recoveries for variances not only in weather but also other factors affecting usage, including customer conservation. Recovery of utility gross margin through the CIP is limited to the amount of certain gas supply cost savings achieved.

For the three and six months ended March 31, 2006, utility gross margin from residential and commercial customers was impacted by the WNC, which provided for a revenue adjustment if the weather varied by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) was billed or credited to customers in subsequent periods. This mechanism reduced the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The existing WNC has been suspended as of October 1, 2006 due to the implementation of the CIP pilot program.

Customers switching between sales service and transportation service affect the components of utility gross margin from firm customers. NJNG’s total utility gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the natural gas commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Total utility firm gross margin increased $5.3 million, or 6.3 percent, for the three months and $9.2 million, or 6.4 percent, for the six months ended March 31, 2007, respectively, compared with the same periods of the prior fiscal year. The changes were due primarily to:

•
The effect of the CIP in the current fiscal year, which captures the impact from both weather and customer usage, when compared to the same periods in the prior fiscal year when the WNC, which did not capture the impact of lower usage per degree day, was in effect; and

•	An increase in fixed revenue as a result of customer growth.

Utility gross margin from residential and commercial customers is impacted by the CIP, which provides for a revenue adjustment if the weather and usage varies from the established baseline weather and usage factors. The accumulated adjustment from one year is billed or credited to customers in subsequent periods. This mechanism protects NJNG’s utility gross margin due to weather and customer usage fluctuations while allowing NJNG to promote conservation. The weather for the six months ended March 31, 2007 was 6.6 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $8.4 million. In addition, customer usage was lower than the established benchmark, which resulted in an additional accrual of utility gross margin under the CIP of $5.9 million.

Utility firm gross margin from transportation service increased $5.5 million, or 42.5 percent, for the six months ended March 31, 2007, and $3.4 million or 52.6 percent for the three months ended March 31, 2007, respectively, compared with the same periods in the prior fiscal year. NJNG transported 6.3 Bcf and 4.9 Bcf for the six months ended March 31, 2007 and March 31, 2006, respectively, and 3.8 Bcf and 2.3 Bcf for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in utility firm gross margin was due primarily to an increase in the number of commercial customers switching from firm to transportation services, combined with the impact of the CIP program.

NJNG had 8,665 and 9,129 residential customers and 4,494 and 3,602 commercial customers using its transportation service at March 31, 2007 and 2006, respectively. The decrease in residential transportation customers was due primarily to a change in marketing efforts by third-party natural gas service providers in NJNG’s service territory to focus on the commercial sector.

During the six months ended March 31, 2007, NJNG added 4,333 new customers, 35.8 percent of which converted from other fuels. In addition, 230 existing customers added natural gas heat to their existing service. In fiscal 2007, NJNG currently expects to add approximately 9,150 new customers and convert 700 existing customers to natural gas heat. Achieving these expectations would represent an estimated annual customer growth rate of approximately 2.0 percent.

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

NJNG’s incentive programs totaled 9.8 Bcf and generated $906,000 of utility gross margin for the three months ended March 31, 2007, compared with 11.5 Bcf and $2.9 million of utility gross margin in the same period in the prior fiscal year. NJNG’s incentive programs totaled 20.3 Bcf and generated $4.2 million of utility gross margin for the six months ended March 31, 2007, compared with 21.7 Bcf and $6.0 million of utility gross margin, for the same period in the prior fiscal year. For both the three and six month periods ended March 31, 2007, the decrease in utility gross margin was due primarily to a decrease in the market prices for natural gas as compared to the same periods in the prior fiscal year.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have decreased from an average of $10.977/dth for the six months ending March 31, 2006 to $6.662/dth for the six months ended March 31, 2007, which represents a 39 percent decrease, while the average off-system price was lower by 31 percent from an average of $11.038/dth for the six months ended March 31, 2006 to $7.623 /dth for the six months ended March 31, 2007.

Interruptible

NJNG serves 49 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 2.8 percent and 4 percent of total throughput for the six months ended March 31, 2007 and 2006, respectively, they accounted for less than 1 percent of the total utility gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .03 and .2 Bcf for the six months ended March 31, 2007, and 2006, respectively. In addition, NJNG transported 1.87 Bcf and 2.6 Bcf for the six months ended March 31, 2007 and 2006, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense increased $1.6 million, or 7.6 percent, and $2.0 million, or 4.9 percent, for the three months and six months ended March 31, 2007, respectively, compared with the same periods in the prior fiscal year. The increase was due primarily to higher labor costs of $1.1 million, a reserve for an anticipated BPU settlement relating to BGSS costs of $500,000, partially offset by lower bad debt expense of $393,000 during the first half of fiscal year 2007. Higher labor costs are due primarily to an increase in the number of employees as well as annual wage increases, while lower bad debt expense is a direct result of decreased revenue, through customer refunds and lower sales, as noted above. The reserve for an anticipated BPU settlement charge is related to a proposed stipulation that includes settlement of a prior gas supply audit with the BPU related to natural gas purchased and used for the Company’s own operational purposes.

Operating Income

Operating income increased $1.2 million, or 2.1 percent, and $4.5 million, or 4.9 percent, for the three months and six months ended March 31, 2007, respectively, compared with the same periods in the prior fiscal year. The increase was due primarily to the implementation of the CIP tariff which became effective beginning in fiscal 2007. The implementation of the CIP allowed for the recovery of lower utility gross margin, as a result of the decrease in natural gas used due to the warmer than normal weather, as well as the reduction in customer usage per degree day, as noted in the discussion above. During the six months ended March 31, 2006, the WNC did not capture reductions in customer usage, but only the variability experienced by NJNG’s utility gross margin as a result of weather fluctuations.

Interest Charges

Interest charges increased $1.3 million and $2.9 million for the three months and six months ended March 31, 2007, respectively, as compared to the same periods in the prior fiscal year, due primarily to an increase in short-term borrowings and higher interest rates, as well as greater costs associated with overrecovered gas costs.

Net Income

Net income decreased $283,000, or 0.8 percent, and increased $942,000 or 1.8 percent in the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior fiscal year, due primarily to higher operating income as a result of the implementation of the CIP and a reduction in bad debt expense, partially offset by higher labor expense and the reserve for the anticipated BPU settlement charge, as well as higher interest expense.

Energy Services Operations

Management believes that NJRES’ gross margin, which is defined as natural gas revenues and management fees less natural gas costs and fixed demand costs, is a better indicator of results, as revenues from the sale of natural gas to its customers, on a wholesale basis, is highly correlated to the wholesale price of natural gas. NJRES utilizes contractual assets that it controls for natural gas storage and pipeline transportation to meet its various sale and delivery commitments to its customers.

    NJRES purchases gas predominantly in the eastern United States and Canada, and transports that gas, through the use of pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada. Through the use of these contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads,” as well as over different time periods, for the delivery of natural gas to its customers. NJRES utilizes financial futures, forwards and swap contracts to fix and protect the cash flows surrounding these transactions.

Predominantly all of NJRES’ sales to customers result in the delivery of natural gas, and therefore, NJRES accounts for its sales using the accrual method of accounting by employing the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). NJRES’ use of financial futures, forwards and swap contracts are designed to qualify as cash flow hedges under SFAS 133, whereby the underlying change in the fair value of these derivative instruments is deferred on the balance sheet and recognized in earnings, as a component of Gas purchases, when the underlying transaction is settled through the delivery of natural gas.

   Demand charges of NJRES, which represent the right to use natural gas pipeline and storage capacity assets of a third-party for a fixed period of time, are expensed ratably over the term of the related natural gas pipeline or storage contract. Due to the seasonality of NJRES’ revenue stream, and the fixed nature of the demand charges, NJRES normally incurs losses during the non-peak summer operating period.

NJRES’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2007	2006	2007	2006
Operating revenues	$568,388	$587,525	$1,064,175	$1,350,720
Gas purchases (including fixed demand charges)	482,606	536,038	960,298	1,269,381
Gross margin	85,782	51,487	103,877	81,339
Operation and maintenance expense	4,150	4,423	7,153	6,941
Depreciation and amortization	54	51	108	103
Other taxes	168	150	360	331
Operating income	$81,410	$46,863	$96,256	$73,964
Net income	$47,180	$26,999	$54,999	$41,896

NJRES' gross margin increased by $34.3 million for the three months ended March 31, 2007, compared with the same period last fiscal year as a result of favorable pricing differentials for natural gas storage positions between the cost to acquire the storage position and the market price for natural gas. The pricing differentials were the result of weather impacts. In the prior fiscal year, as a result of the disruptive effects of hurricanes Rita and Katrina the pricing differentials were greater in the first quarter of fiscal year 2006, and then became more normalized during the three months ended March 31, 2006. As part of its operational strategy, NJRES had secured natural gas storage and sales positions that resulted in a gross margin amount that was greater on a quarter over quarter basis, which was the result of both larger volumes and different market prices for natural gas. The weather impacts on market prices for the three months ended March 31, 2007 further increased the gross margin of NJRES on a comparative basis to the same period in the prior fiscal year.

NJRES' gross margin increased by $22.5 million, for the six months ended March 31, 2007, compared with the same period last fiscal year due to the impact of weather on prices during the three months ended March 31, 2007 as described above, larger gas volumes being sold and a change in market prices between the cost to acquire and transport natural gas, partially offset by the absence of benefits from certain natural gas basis swaps that were deemed ineffective cash flow hedges upon adoption of SFAS 133, which were concluded and settled in October 2006.

NJRES' operations and maintenance expense decreased by $273,000 and increased $212,000 for the three and six months ended March 31, 2007, respectively, compared with the same periods last fiscal year. The decrease for the three months ended March 31, 2007, as compared to the same period in the prior fiscal year, is due primarily to charitable contributions made in fiscal 2006 that did not recur in the current fiscal year, partially offset by higher labor and incentive costs. The increase for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year, was due to increased labor and incentive costs associated with operational growth.

Operating income increased by $34.5 million and $22.3 million and net income increased by $20.2 million and $13.1 million for the three and six months ended March 31, 2007, respectively, compared with the same periods in the prior fiscal year due primarily to the increases in gross margin and variance in operations and maintenance expense described above.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES’ gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the three and six months ended March 31, 2007 are not expected to be an indication of the results for the fiscal year.

Retail and Other Operations

The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 144,000 customers; CR&R, which holds and develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiaries; NJNR Pipeline, which consists of the Company’s equity investment in Iroquois;  NJR Steckman Ridge Storage Company, which holds the Company’s equity investment in Steckman Ridge; and NJR Investment, which makes certain energy-related equity investments.

The Consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2007	2006	2007	2006
Operating revenues	$5,508	$5,560	$11,848	$12,663
Other income	$832	$788	$1,639	$1,442
Net income	$121	$(307)	$518	$377

Retail and Other Operating revenue decreased by $52,000, or 1 percent, and $815,000, or 6.4 percent, for the three and six months ended March 31, 2007, respectively, compared with the same periods last year. The decreases were due primarily to a gain of $617,000 in the first half of fiscal 2006 on the completion of land and building sales contracts by CR&R that did not recur in fiscal 2007.

The increase in Other income is attributed to improved earnings from NJNR Pipeline’s equity investment in Iroquois. Through March 31, 2007, NJR has invested $52.5 million for the right to acquire, develop, construct and finance Steckman Ridge. It is currently under development and operational start-up is expected in fiscal 2009.

Liquidity and Capital Resources

Consolidated

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:
	March 31, 2007	September 30, 2006
Common stock equity	58%	50%
Long-term debt	30	27
Short-term debt	12	23
Total	100%	100%

NJR did not repurchase any shares of its common stock during the six month period ending March 31, 2007.

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

As of March 31, 2007, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $423 million available under these facilities (see Note 6. Debt).

NJR, NJNG and NJRES currently anticipate that their financing requirements in fiscal 2007 will be met through internally generated cash, the issuance of short-term debt and proceeds from the Company’s Automatic Dividend Reinvestment Plan.

The following table is a summary of NJR’s, NJNG’s and NJRES’s contractual cash obligations and their applicable payment due dates as of March 31, 2007:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt *	$448,822	$12,835	$22,110	$72,973	$340,904
Capital lease obligations *	87,399	7,994	15,988	19,178	44,239
Operating leases *	7,897	2,652	3,401	1,254	590
Short-term debt	127,000	127,000	—	—	—
Clean energy program *	15,672	10,775	4,897	—	—
Construction obligations	5,826	5,826	—	—	—
Natural gas supply purchase obligations - NJNG	155,550	150,306	548	4,696	—
Demand fee commitments - NJNG	429,831	80,848	148,479	110,956	89,548
Natural gas supply purchase obligations - NJRES	1,043,587	534,858	508,729	—	—
Demand fee commitments - NJRES	207,855	71,576	86,624	34,968	14,687
Total NJR, NJNG and NJRES contractual cash Obligations	$2,529,439	$1,004,670	$790,776	$244,025	$489,968
*These obligations include an interest component.

As of March 31, 2007, there were NJR guarantees covering approximately $270 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2016. NJR would have to provide for payment in the event of default by NJRES, NJNG or NJR Energy.

Not included in the table above is NJR’s obligation to fund up to $125 million for the development and construction of the natural gas storage facility to be owned and operated by Steckman Ridge.

The Company is not currently required to make minimum pension funding contributions during fiscal 2007. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

As presented in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $241.6 million for the six months ended March 31, 2007, compared with $98.1 million provided by operating activities in the same period in the prior fiscal year. The increase in operating cash flow during the first half of fiscal 2007 primarily reflects higher net income, lower MGP expenditures and the following changes in the components of working capital:

•
A decrease in the change in accounts receivable of $57.6 million and an increase in customer credit balances of $56.7 million, primarily as a result of a $71.5 million credit issued to retail customers and warmer weather and reduced customer usage at NJNG.

•	A decrease in gas inventory at NJNG due to lower volumes held in inventory, as well as lower wholesale natural gas prices.

•	An increase in gas purchases payable at NJNG and NJRES as a result of increased customer demand.

•	An increase in broker margin balances resulting from settlements during the six month period and lower market prices on natural gas futures contracts.

NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $26.8 million in fiscal 2007 (see Note 12. Commitments and Contingent Liabilities). Operating cash flows for the six months ended March 31, 2007 include the receipt of $12.8 million in January, 2007 related to the settlement of certain claims against NJNG’s insurance company (see Note 12. Commitments and Contingent Liabilities - Legal Proceedings - Kemper Insurance Company Litigation).

Financing Activities

Cash flow used in financing activities totaled $158.7 million for the six months ended March 31, 2007, compared with $79.1 million used in the same period in the prior fiscal year. The change was due primarily to a decrease in short-and long-term borrowings, compared with the same period in the prior fiscal year.

NJNG’s short-term debt primarily supports Gas inventory build-up during the summer months and Gas purchases. NJNG’s short-term debt decreased due primarily to seasonal cash flows during the winter heating season.

NJR’s short-term borrowings decreased during the six months ended March 31, 2007 due primarily to an increase in cash attributed to the reduction in NJRES’ natural gas storage inventory, which was offset by acquisition costs relating to NJR’s investment in the Steckman Ridge gas storage facility.

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

Investing Activities

Cash flow used in investing activities totaled $79.8 million for the six months ended March 31, 2007, compared with $35.3 million for the same period in the prior fiscal year. The increase in cash used during the first half of fiscal 2007, as compared with the same period in the prior fiscal year, was due to NJR’s investment of $52.5 million in the Steckman Ridge partnership assets along with increased capital expenditures for utility plant additions, partially offset by the absence of the net $12.5 million deposit into a construction fund created under the EDA financing arrangement in fiscal 2006 described above.

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

Retail and Other capital expenditures each year have been primarily made in connection with investments made to preserve the value of real estate holdings. During the second quarter of fiscal 2007, NJR and Spectra Energy Corporation, through their respective subsidiaries, formed a partnership to develop and operate the Steckman Ridge gas storage facility. NJR will share 50 percent of the acquisition and development costs of the storage facility, up to a maximum of $125 million, of which $52.5 million was expended through March 2007, as noted above.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions to hedge an 18-year fixed-price contract to sell remaining volumes of approximately 8.5 Bcf of natural gas (Gas Sales Contract) to an energy marketing company which expire on October 31, 2010. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sales Contract.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2006 to March 31, 2007:

	Balance September 30,	Increase (Decrease) in Fair	Amounts	Balance March 31,
(Thousands)	2006	Market Value	Settled	2007
NJNG	$(82,451)	$10,399	$(1,202)	$(70,850)
NJRES	116,547	(26,373)	91,495	(1,321)
NJR Energy	35,423	754	360	35,817
Total	$69,519	$(15,220)	$90,653	$(36,354)

There were no changes in methods of valuations during the three months ended March 31, 2007.

The following is a summary of fair market value of commodity derivatives at March 31, 2007, by method of valuation and by maturity for each fiscal year period:

(Thousands)	Remaining 2007	2008	2009 - 2011	After 2011	Total FairValue
Price based on NYMEX	$(29,616)	$(1,761)	$(3,071)	$—	$(34,448)
Price based on over-the-counter	—	—	—	—	—
Published quotations	(1,128)	(840)	62	—	$(1,906)
Total	$(30,744)	$(2,601)	$(3,009)	$—	$(36,354)

The following is a summary of commodity derivatives by type as of March 31, 2007:
	Volume	Price per	Amounts Included in Derivatives
	(Bcf)	Mmbtu	(Thousands)
NJNG
Futures	(18.3)	$6.45 - $ 9.39	$(18,296)
Options	5.0	$7.50 - $ 11.00	2,934
Swaps	6.1	$3.99 - $ 8.74	(55,488)
NJRES
Futures	(16.9)	$6.32 - $ 11.59	(9,596)
Swaps	(42.5)	$6.30 - $ 11.98	8,275
NJRE
Swaps	39.0	$3.07 - $ 4.41	35,817
Total			$(36,354)

The Company uses a value-at-risk (VaR) model to assess the market risk of its net futures, options and swap positions. VaR represents the potential loss in value of NJRES’ trading portfolio due to adverse market movements over a defined time horizon (NJRES utilizes holding periods of 1 day and 10 days) with a specified confidence level (NJRES utilizes either a 95 percent or 99 percent confidence level). As an example, utilizing a 1 day holding period with a 95 percent confidence level would indicate that there is a 5 percent chance that the liquidation value of the NJRES portfolio would fall below the expected trading value by an amount at least as large as the calculated VaR.

The VaR as of March 31, 2007, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $2.4 million. The VaR with a 99 percent confidence level and a 10-day holding period was $10.7 million. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2007. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of March 31, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$216,864	$182,915
Noninvestment grade	1,148	-
Internally rated investment grade	15,005	7,275
Internally rated noninvestment grade	7,666	-
Total	$240,683	$190,190

NJNG’s counterparty credit exposure as of March 31, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$29,196	$24,794
Noninvestment grade	60	-
Internally rated investment grade	2,189	997
Internally rated noninvestment grade	290	-
Total	$31,735	$25,791

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

Interest Rate Risk-Long-Term Debt

At March 31, 2007, the Company (excluding NJNG) had no variable-rate long-term debt.

At March 31, 2007, NJNG had total variable-rate, tax-exempt long-term debt of $97 million, which is hedged by interest rate caps expiring in July 2009 that limit NJNG’s variable-rate debt exposure from the tax-exempt EDA bonds at 4.5 percent.

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

    NJR continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended September 30, 2006, as updated in our subsequent Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings. The following describes legal proceedings, if any, that became reportable during the quarter ended March 31, 2007 and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated in this report.

No legal proceedings became reportable during the quarter ended March 31, 2007 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

Part I, Item 1A, "Risk Factors," of our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K.

Investing through partnerships or joint ventures decreases NJR’s ability to manage risk.

NJR and its subsidiaries have utilized joint ventures for certain non-regulated energy investments, including Steckman Ridge and Iroquois, and although they currently have no specific plans to do so, NJR and its subsidiaries may acquire interests in other joint ventures in the future. In these joint ventures, NJR and its subsidiaries may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to their instructions or requests and against their policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and its subsidiaries. If a joint venture participant acts contrary to the interests of NJR or its subsidiaries, it could harm NJR’s financial condition, results of operations or cash flows.

NJR and its subsidiaries may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of its non-regulated energy investments.

Construction, development and operation of energy investments, such as natural gas storage facilities and pipeline transportation systems, is subject to federal and state regulatory oversight and requires certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its join venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR’s energy investments will require participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could become impaired and such impairment could have a materially adverse effect on NJR’s financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times, most recently in January 2006, to permit the repurchase of up to 3.5 million shares. As of March 31, 2007, the Company has repurchased 3.15 million shares of its common stock.

The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/1/07 - 01/31/07	—	—	—	348,147
02/1/07 - 02/28/07	—	—	—	348,147
03/1/07 - 03/31/07	—	—	—	348,147
Total	—	—	—	348,147

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on January 24, 2007 and information regarding such meeting was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006,

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007

10.2	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

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
Date: May 2, 2007
/s/Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and Chief Financial Officer