Form 10-Q
period 2007-06-30
NEW JERSEY RESOURCES CORP
filed 2007-08-02
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

YES:  ☐          No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 2007 was 28,063,442.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2007 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to the following:

▪	weather and economic conditions;
▪	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
▪	the rate of NJNG customer growth;
▪	volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
▪	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
▪	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
▪	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
▪	risks associated with the management of the Company’s joint ventures and partnerships;
▪	the impact of governmental regulation (including the regulation of rates);
▪	fluctuations in energy-related commodity prices;
▪	conversion activity and other marketing efforts;
▪	actual energy usage of NJNG’s customers;
▪	the pace of deregulation of retail gas markets;
▪	access to adequate supplies of natural gas;
▪	the regulatory and pricing policies of federal and state regulatory agencies;
▪	changes due to legislation at the federal and state level;
▪	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
▪	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
▪	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
▪	environmental-related and other litigation and other uncertainties;
▪	the effects and impacts of inflation on NJR and its subsidiaries operations;
▪	change in accounting pronouncements issued by the appropriate standard setting bodies; and
▪	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share data)	2007	2006	2007	2006
OPERATING REVENUES	$665,358	$536,103	$2,431,459	$2,765,101
OPERATING EXPENSES
Gas purchases	610,178	489,677	2,034,332	2,410,840
Operation and maintenance	33,969	28,828	94,622	87,585
Regulatory rider expenses	6,226	4,005	33,827	25,868
Depreciation and amortization	9,080	8,735	26,968	25,923
Energy and other taxes	11,478	8,428	55,698	53,098
Total operating expenses	670,931	539,673	2,245,447	2,603,314
OPERATING (LOSS) INCOME	(5,573)	(3,570)	186,012	161,787
Other income and expense	1,758	1,940	5,397	5,456
Interest charges, net	5,387	5,358	20,353	18,014
(LOSS) INCOME BEFORE INCOME TAXES	(9,202)	(6,988)	171,056	149,229
Income tax (benefit) provision	(4,250)	(3,013)	67,357	58,739
NET (LOSS) INCOME	$(4,952)	$(3,975)	$103,699	$90,490
(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.18)	$(0.14)	$3.72	$3.25
DILUTED	$(0.18)	$(0.14)	$3.70	$3.22
DIVIDENDS PER COMMON SHARE	$ 0.38	$ 0.36	$1.14	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,010	28,055	27,872	27,809
DILUTED	28,215	28,396	28,056	28,139

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
(Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,699	$90,490
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES
Depreciation and amortization	26,968	25,923
Unrealized gain on derivatives	(309)	(4,886)
Amortization of deferred charges	226	226
Deferred income taxes	16,194	11,605
Manufactured gas plant remediation costs	(15,346)	(17,991)
Gain on asset sale	—	(617)
Cost of removal – asset retirement obligations	(1,461)	—
Contribution to employee benefit plans	(450)	(450)
Changes in:
Working capital	4,705	(64,307)
Other noncurrent assets	39,347	18,996
Other noncurrent liabilities	(12,971)	(14,296)
Cash flows from operating activities	160,602	44,693

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	13,947	15,215
Tax benefit from stock options exercised	2,565	4,700
Proceeds from long-term debt	—	35,800
Proceeds from sale-leaseback transaction	5,482	4,090
Purchases of treasury stock	—	(6,695)
Payments of long-term debt	(2,822)	(23,225)
Payments of common stock dividends	(31,220)	(29,381)
Payments of short-term debt, net of proceeds	(53,621)	(20,400)
Cash flows used in financing activities	(65,669)	(19,896)

CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(37,325)	(28,992)
Real estate properties and other	(2,485)	(3,062)
Cost of removal	(3,685)	(4,043)
Equity investments	(52,500)	—
Investment in restricted cash construction fund	—	(12,500)
Proceeds from asset sales	1,792	3,531
Cash flows used in investing activities	(94,203)	(45,066)
Change in cash and temporary investments	730	(20,269)
Cash and temporary investments at beginning of period	4,991	25,008
Cash and temporary investments at end of period	$5,721	$4,739

CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(65,769)	$44,324
Inventories	123,177	(169,037)
Overrecovered gas costs	13,113	67,357
Gas purchases payable	(21,460)	(417)
Prepaid and accrued taxes, net	(235)	(6,098)
Accounts payable and other	4,610	(12,428)
Restricted broker margin accounts	6,913	13,440
Customers’ credit balances and deposits	(44,207)	(7,175)
Postemployment benefit liability	—	13,563
Other current assets	(11,437)	(7,836)
Total	$4,705	$(64,307)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$18,618	$14,595
Income taxes	$37,595	$35,970

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(Thousands)	June 30, 2007	September 30, 2006
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,279,141	$1,243,586
Real estate properties and other, at cost	28,365	27,136
	1,307,506	1,270,722
Accumulated depreciation and amortization	(354,222)	(335,783)
Property, plant and equipment, net	953,284	934,939
CURRENT ASSETS
Cash and temporary investments	5,721	4,991
Accounts receivable:
Billed	202,993	133,615
Unbilled	9,999	12,543
Allowance for doubtful accounts	(3,744)	(2,679)
Regulatory assets	21,807	8,105
Gas in storage, at average cost	387,447	512,942
Materials and supplies, at average cost	5,207	3,599
Prepaid state taxes	39,171	26,343
Derivatives, at fair value	121,360	223,559
Broker margin account	11,892	30,833
Other	9,470	11,665
Total current assets	811,323	965,516
NONCURRENT ASSETS
Equity investments	83,531	27,208
Regulatory assets	304,377	322,986
Derivatives, at fair value	39,123	94,638
Prepaid pension	19,226	21,045
Restricted cash construction fund	8,500	8,500
Deferred finance charges	8,627	8,876
Other	3,134	15,220
Total noncurrent assets	466,518	498,473
Total Assets	$2,231,125	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

CAPITALIZATION AND LIABILITIES
(Thousands)	June 30, 2007	September 30, 2006
CAPITALIZATION
Common stock equity	$671,550	$621,662
Long-term debt	334,465	332,332
Total capitalization	1,006,015	953,994
CURRENT LIABILITIES
Current maturities of long-term debt	4,266	3,739
Short-term debt	227,079	280,700
Gas purchases payable	276,419	297,879
Accounts payable and other	53,706	46,823
Dividends payable	10,649	10,056
Accrued taxes	36,093	9,267
Regulatory liabilities	14,823	1,710
Clean energy program	9,182	8,244
Derivatives, at fair value	105,559	163,557
Broker margin account	2,192	14,220
Customers’ credit balances and deposits	16,753	60,960
Total current liabilities	756,721	897,155
NONCURRENT LIABILITIES
Deferred income taxes	202,386	227,100
Deferred investment tax credits	7,594	7,835
Deferred revenue	9,979	10,206
Derivatives, at fair value	42,558	85,036
Manufactured gas plant remediation	105,400	105,400
Regulatory liabilities	61,625	64,220
Clean energy program	3,341	11,335
Asset retirement obligation	22,816	23,293
Other	12,690	13,354
Total noncurrent liabilities	468,389	547,779
Total Capitalization and Liabilities	$2,231,125	$2,398,928

See Notes to Condensed Unaudited Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

The condensed consolidated financial statements have been prepared without audit, as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2006 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Capital Services (Capital) and NJR Service Company (NJR Service). Significant intercompany transactions and accounts have been eliminated. Retail Holdings principal subsidiary is NJR Home Services (NJRHS). Capital’s primary subsidiaries are NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was acquired and is being developed with a partner in western Pennsylvania.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 effective October 1, 2007. The Company is evaluating its tax positions for all jurisdictions and all years for which the statute of limitations remains open, as well as evaluating the impact that the adoption will have on its financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a preexisting policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the Company chooses to apply the fair value option to are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted provided the provisions of SFAS 157 are concurrently applied. The Company is evaluating SFAS 159 to determine its applicability to its current operations and effect, if any, on its balance sheet or income statement.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share based awards be recognized as an increase to additional paid in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by the Company for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of adoption on its financial condition.

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

On June 1, 2007, NJNG filed its annual review and revision of its BGSS for fiscal 2008. NJNG has proposed to maintain its periodic BGSS factor at its expected levels as a result of the implementation of a pending self-implementing BGSS decrease in conjunction with a stipulation that NJNG entered into with the BPU in March 2007 (the March 2007 Stipulation) related to the Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC), both of which are discussed below under Societal Benefits Clause and Weather Normalization Clause. NJNG expects to implement the June 1st proposal for the BGSS factor in October 2007. The self-implementing decrease is designed to offset proposed increases to the SBC and WNC rates, as discussed below

As of June 14, 2007, the BPU has determined that NJNG and parties to the SBC and WNC proceedings will be afforded the opportunity to submit legal briefs regarding the approval of a specific issue related to lost revenues to which NJNG has claimed for recovery from customers, which was included in the March 2007 Stipulation. NJNG has filed its required legal brief supporting its position on the recovery of such lost revenue amounts on June 28, 2007. At a BPU meeting held on July 27, 2007, the issue of lost revenues was discussed with the BPU Commissioners and a vote on the recovery of the lost revenue resulted in no conclusive decision. At this time, the parties to the March 2007 Stipulation will continue discussions with the BPU staff to resolve the issue of lost revenue. Pending approval by the BPU and Rate Counsel, the March 2007 Stipulation reached with respect to the SBC and WNC will be implemented upon receipt of a BPU decision and related order.

Conservation Incentive Program (CIP)

On December 12, 2006, the BPU issued its Decision and Order and approved the CIP stipulation described below, reached on September 30, 2006, without modification.

The CIP is a three-year pilot program, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. The initial term of the CIP is October 1, 2006 through September 30, 2009. Under certain conditions, the CIP may be extended one additional year beyond the initial term. For the term of the pilot, the WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations (filed for annually and recovered one year following the end of the CIP usage year) is subject to additional conditions including an earnings test and an evaluation of BGSS-related savings. If NJNG does not file for a base rate review with the BPU by October 1, 2008, the return on equity for the CIP earnings test will decline from 10.50 percent to 10.25 percent.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG currently expects, subject to its continuing evaluation of all factors relevant to filing for a base rate increase, to petition the BPU, during fiscal 2008, to increase base rates for delivery service. This evaluation process is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market based return. Based upon statutory time frames and potential regulatory lag it is unlikely that any modification to its delivery rates would become effective during fiscal 2008.

To encourage energy efficiency, NJNG is obligated to initiate and fund programs to further customer conservation efforts over the term of the pilot. The minimum expected liability for funding these programs was recorded, at its present value of $1.8 million, as of September 30, 2006. As a result of the accretion of interest and the payment of obligations for this program, the balance of this liability is approximately $1.5 million as of June 30, 2007.

The commencement of the CIP does not have any impact on the collection of previously accrued amounts for utility gross margin recovery under the WNC.

On June 1, 2007, NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2007 and to establish its CIP recovery rates effective October 1, 2007. As of June 30, 2007 NJNG has $15.6 million accrued to recover from residential and small commercial customers.

Societal Benefits Clause and Weather Normalization Clause

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

NJNG signed a stipulation in March 2007 with the BPU and Rate Counsel regarding the resolution of the September 2005 and October 2006 SBC and WNC filings. The March 2007 stipulation permits NJNG to include in its rates the current BPU approved SBC and WNC rates in effect until changed by the BPU. The March 2007 stipulation provides for the recovery of lost revenues, as a result of previous customer conservation efforts, through a reduction in the liability associated with the Market Development Fund and will increase the SBC and WNC rates for all applicable service customers’ rates by an approximate aggregate 3.1 percent. Pending review and approval by the BPU and Rate Counsel, as noted under Basic Gas Supply Service (BGSS) above, the results of the March 2007 stipulation will be implemented upon receipt of a BPU order.

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

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management programs. These incentive programs currently expire in October 2007. On December 15, 2006, NJNG filed a petition with the BPU requesting that it approve an extension of the existing incentive mechanisms to coincide with the end of the CIP. The extension would preserve the status quo of the incentive programs to coincide with the initial three-year term of the CIP pilot program. NJNG is currently holding discussions with the BPU regarding the continuation of these incentive programs. There can be no assurance as to whether these incentive programs will be extended in their current form, for the proposed term, or whether they will be modified or terminated by the BPU.

Regulatory Assets and Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2007	September 30, 2006	Recovery Period
Regulatory assets–current
WNC	$8,105	$8,105	Less than one year (1)
CIP	13,702	—	Less than one year (2)
Total	$21,807	$8,105
Regulatory assets–noncurrent
Remediation costs (Notes 2 and 12)
Expended, net	$87,095	$83,746	(3)
Liability for future expenditures	105,400	105,400	(4)
CIP	1,906	—	(2)
Deferred income and other taxes	13,772	13,476	Various
Postemployment benefit costs (Note 10)	1,891	2,117	Through Sept. 2014 (5)
Derivatives (Note 3)	72,494	82,451	Through Oct. 2011 (6)
SBC	21,819	35,796	Various (7)
Total	$304,377	$322,986
(1)
Recoverable or refundable, subject to BPU approval, without interest. This balance relates to results from the winter 2005-2006 period. No new WNC activity is being recorded due to the existence of the CIP.

(2)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $8.2 million relating to the weather component of the calculation and approximately $7.4 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by BPU.

(3)
Recoverable, subject to BPU approval, with interest over rolling 7-year periods. As of June 30, 2007, this amount is net of actual insurance proceeds received of $12.8 million, as the result of a settlement NJNG reached with certain parties for recovery of such amounts on January 24, 2007 (see Note 12. Commitments and Contingent Liabilities – Legal Proceedings). As of September 30, 2006 this amount is net of an estimated $10 million in expected insurance proceeds.

(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 12. Commitments and Contingent Liabilities – Legal Proceedings).
(5)	Recoverable or refundable, subject to BPU approval, without interest.
(6)	Recoverable, subject to BPU approval, through BGSS, without interest.
(7)	Recoverable with interest, subject to BPU approval.

    If there are any changes in regulatory positions that indicate the recovery of any of the regulatory assets are not probable, the related cost would be charged to income in the period of such determination.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2007	September 30, 2006
Regulatory liabilities–current
Overrecovered gas costs (1)	$14,823	$1,710
Total	$14,823	$1,710

Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$60,463	$58,161
Market development fund (MDF) (3)	1,162	6,059
Total	$61,625	$64,220
(1)	Refundable, subject to BPU approval, through BGSS, with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $17.8 million, including accretion of $984,000 for the nine-month period ended June 30, 2007, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of June 30, 2007 (see Note 11. Asset Retirement Obligations).

(3)
The MDF, created with funds available as a result of the implementation of the Energy Tax Reform Act of 1997, provided financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earns interest at prevailing SBC rate. The MDF funding obligations terminated as of October 31, 2006. $4.9 million of this fund was credited to the NJCEP, as a result of the CIP Decision and Order of the BPU on December 12, 2006. The remaining balance is being held until final resolution of NJNG’s fiscal 2005 SBC filing. A stipulation was signed in March 2007 among NJNG, the BPU and Rate Counsel, to allow a recovery of lost revenues, through previous customer conservation initiatives, through a reduction in this liability if approved by the BPU.

3.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries entered into futures contracts, option agreements and swap agreements to hedge purchases and sales of natural gas. These contracts are recorded at fair value on the Company’s Condensed Consolidated Balance Sheets.

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

The amounts included in Accumulated other comprehensive income related to natural gas instruments, which have been designated and qualify as cash flow hedges, will reduce or increase Gas purchases as the underlying physical transaction occurs and is settled. Based on the amount recorded in Accumulated other comprehensive income as of June 30, 2007, $7.9 million is expected to be recorded as a decrease to Gas purchases during the remainder of fiscal 2007. For the three months ended June 30, 2007 and 2006, $45.4 million was charged and $6.4 million was credited, respectively, to Gas purchases. For the nine months ended June 30, 2007 and 2006, $137.2 million and $28.4 million, respectively, were charged to Gas purchases.

The following table summarizes the ineffective portions of the Company’s cash flow hedges that are included as a benefit (cost) as part of Gas purchases in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2007, and 2006, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2007	2006	2007	2006
NJRES	$173	$(444)	$448	$8,323
NJR Energy	24	28	74	63
Total Consolidated	$197	$(416)	$522	$8,386

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, exchange-traded futures and swap contracts require a deposit of margin cash, the amount of which is subject to change based on market movements and in accordance with exchange rules. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances as of June 30, 2007 and September 30, 2006 are as follows:

(Thousands)	June 30, 2007	September 30, 2006
NJNG broker margin deposit	$11,892	$30,833
NJRES broker margin liability	$(2,192)	$(14,220)

4.       EQUITY INVESTMENTS

On March 2, 2007, NJR, through NJR Steckman Ridge Storage Company, a wholly-owned subsidiary of NJR Energy Holdings, entered into a series of joint venture agreements with subsidiaries of Spectra Energy Corporation (Spectra) and formed the Steckman Ridge partnership. The purpose of the partnership is to develop and operate a natural gas storage facility in western Pennsylvania, which will serve the Northeastern and Mid-Atlantic regions of the United States. NJR and Spectra each own 50 percent of the equity interests in Steckman Ridge and are required to fund 50 percent of total acquisition and development costs up to a maximum of $125 million each. As NJR has the ability to exert significant influence, but not control, it uses the equity method of accounting for its investment in Steckman Ridge.

NJR’s equity investments at June 30, 2007 and September 30, 2006 include the following investments:

(Thousands)	June 30, 2007	September 30, 2006
Steckman Ridge	$53,488	$—
Iroquois	22,027	20,414
Other	8,016	6,794
Total	$83,531	$27,208

5.       EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share amounts)	2007	2006	2007	2006
Net (loss) income, as reported	$(4,952)	$(3,975)	$103,699	$90,490

Basic earnings per share:
Weighted average shares of common stock outstanding – basic	28,010	28,055	27,872	27,809
Basic (Loss) Earnings per Common Share	$(0.18)	$(0.14)	$3.72	$3.25

Diluted earnings per share:
Weighted average shares of common stock outstanding – basic	28,010	28,055	27,872	27,809
Incremental shares (1)	205	341	184	330
Weighted average shares of common stock outstanding - diluted	28,215	28,396	28,056	28,139
Diluted (Loss) Earnings per Common Share	$(0.18)	$(0.14)	$3.70	$3.22
(1)   Incremental shares consist of stock options, stock awards and performance units.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       DEBT

NJNG

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

NJNG has renewed a $43.5 million letter of credit outstanding, which will expire on December 31, 2007, supporting a long-term natural gas swap agreement. The long-term natural gas swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same period and volume. This letter of credit reduces the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty and it will be renewed as necessary. NJNG expects to renew this letter of credit agreement when it expires on December 31, 2007.

In April 2007, NJNG entered into a 3-year, $30 million uncommitted credit facility with a multinational financial institution, of which $79,000 was outstanding as of June 30, 2007.

In December 2006 and 2005, NJNG received $5.5 million and $4.1 million in connection with the sale-leaseback of its vintage 2006 and 2005 meters, respectively. NJNG plans to continue the sale-leaseback meter program on an annual basis.

In May 2007, NJNG petitioned the BPU requesting authorization to issue and sell, in one or more series, an aggregate of $125 million in medium-term notes through July 31, 2010. The notes may be issued on a secured or unsecured basis and maturities can range from one to forty years. The proceeds from the issuance of the notes will be used to refinance short-term debt, which has been incurred to fund capital expenditure requirements and pension and other post-employment benefit programs. As of June 30, 2007, issuance of the notes is pending BPU review and approval.

NJRES

In October 2006, NJRES entered into a 3-year, $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR.

NJR

NJR has renewed a letter of credit outstanding for $8.0 million, which will expire on November 30, 2007, related to margin requirements for NJRES’ natural gas transactions. Including this letter of credit, as of June 30, 2007, NJR had letters of credit outstanding on behalf of NJRES and Commercial Realty and Resources (CR&R) totaling approximately $12.7 million, which expire on various dates through December 2007. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

There were no other new issuances or redemptions of long-term debt securities for NJR, NJNG or NJRES during the nine months ended June 30, 2007.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of debt and committed credit facilities outstanding as of June 30, 2007 and September 30, 2006:

(Thousands)	June 30, 2007	September 30, 2006
NJR
Long - term debt (1)	$25,000	$25,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$85,400	$129,200
Weighted average interest rate at end of period
Notes payable to banks	5.85%	6.00%
NJNG
Long - term debt (1)	$254,800	$254,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	$111,600	$151,500
Weighted average interest rate at end of period
Commercial paper	5.30%	4.70%
NJRES
Bank credit facilities	$30,000	$—
Amount outstanding at end of period
Notes payable to banks	$30,000	$—
Weighted average interest rate at end of period
Notes payable to banks	5.78%	—%
(1)   Long - term debt excludes lease obligations of $54.7 million and $52.5 million at June 30, 2007 and September 30, 2006, respectively

7.       CAPITALIZED AND DEFERRED INTEREST

Included in Utility plant, Real estate properties and other and Equity investments on the Condensed Consolidated Balance Sheets, and reflected in the Condensed Consolidated Statements of Income as a reduction to interest charges, net, are the following amounts recorded for capitalized interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in Thousands)	2007	2006	2007	2006
Capitalized interest – Utility plant	$321	$214	$1,058	$774
Weighted average interest rates	5.37%	4.93%	5.36%	4.46%

Capitalized interest – Real estate properties and other	$87	$—	$216	$—
Weighted average interest rates	5.34%	—%	5.42%	—%

Capitalized interest – Equity investments	$716	$—	$927	$—
Weighted average interest rates	5.35%	—%	5.36%	—%

NJNG does not capitalize a cost of equity for its utility plant construction activities.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures (see Note 2. Regulation). Accordingly, Other income includes $712,000 and $811,000 of interest related to these SBC program costs for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $2.0 million for the nine months ended June 30, 2007 and 2006, respectively.

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 4. Equity Investments).

8.       STOCK BASED COMPENSATION

Effective January 24, 2007, the shareholders of NJR approved the NJR 2007 Stock Award and Incentive Plan (2007 Plan), which replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). The Long-Term Plan had 591,471 and 87,280 shares, respectively, reserved for employees and directors, which were rolled into the 2007 Plan. In addition to those shares, the 2007 Plan reserved an additional 750,000 shares for issuance to employees for a total reserve of 1,341,471 and 87,280, respectively, for employees and directors, which provides for a broader range of equity awards.

On January 24, 2007, the Company issued 36,687 shares of Restricted Stock under the 2007 Plan, which vest in equal annual installments over three years, subject to certain conditions, and 17,741 restricted shares that vested immediately. No shares were issued under the 2007 Plan to officers, employees or directors during the third quarter of fiscal 2007. As of June 30, 2007, 1,287,043 and 79,227 shares, respectively, remain available for future awards to employees and directors.

During the first nine months of fiscal 2007, included in operations and maintenance expense is $923,000 related to stock based compensation. As of June 30, 2007 there is approximately $2.2 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next two years.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2007	2006	2007	2006
Operating Revenues
Natural Gas Distribution	$180,980	$163,914	$871,198	$1,029,666
Energy Services	476,383	365,373	1,540,558	1,716,093
Retail and Other	8,066	6,884	19,914	19,547
Subtotal	665,429	536,171	2,431,670	2,765,306
Intersegment revenues (1)	(71)	(68)	(211)	(205)
Total	$665,358	$536,103	$2,431,459	$2,765,101
Operating Income
Natural Gas Distribution	$7,562	$5,365	$103,014	$96,326
Energy Services	(15,103)	(9,925)	81,153	64,039
Retail and Other	1,968	990	1,845	1,422
Total	$(5,573)	$(3,570)	$186,012	$161,787
Net Income
Natural Gas Distribution	$2,602	$1,698	$55,736	$53,890
Energy Services	(8,915)	(6,397)	46,084	35,499
Retail and Other	1,361	724	1,879	1,101
Total	$(4,952)	$(3,975)	$103,699	$90,490
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assets for the various business segments are detailed below:

(Thousands)	June 30, 2007	September 30, 2006
Assets at end of period
Natural Gas Distribution	$1,553,635	$1,586,934
Energy Services	526,256	714,867
Retail and Other	168,780	107,213
Intersegment Assets (1)	(17,546)	(10,086)
Total	$2,231,125	$2,398,928
(1)    Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

10.           EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$713	$751	$2,138	$2,253	$454	$380	$1,364	$1,140
Interest cost	1,525	1,408	4,577	4,224	757	615	2,271	1,845
Expected return on plan assets	(2,052)	(1,782)	(6,156)	(5,346)	(541)	(458)	(1,622)	(1,374)
Prior service cost amortization	21	21	63	63	20	19	59	57
Transition obligation amortization	—	—	—	—	89	89	268	267
Recognized actuarial loss	399	433	1,197	1,299	266	206	797	618
Net initial obligation	—	(3)	—	(9)	—	—	—	—
Recognized net periodic cost	$606	$828	$1,819	$2,484	$1,045	$851	$3,137	$2,553

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

NEW JERSEY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is an analysis of the change in the ARO liability for the nine months ended June 30, 2007, in thousands:

Balance at October 1, 2006	$23,293
Accretion	984
Additions	—
Retirements	(1,461)
Balance at June 30, 2007	$22,816

Accretion amounts are not reflected as an expense on NJR’s Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Condensed Consolidated Balance Sheet.

12.           COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed “demand” charges of approximately $80.1 million at current contract rates and volumes, which are recovered through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of June 30, 2007, NJRES had contractual obligations for demand charges related to storage contracts and pipeline capacity contracts of $29.5 million and $55.7 million, respectively, for the next 12-month period.

Demand charges are recognized in the Consolidated Statements of Income as incurred as part of Gas purchases as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2007	2006	2007	2006
NJRES	$29.5	$31.9	$106.9	$74.1
NJNG	17.8	20.2	56.0	62.7
Total	$47.3	$52.1	$162.9	$136.8

As of June 30, 2007, there were NJR guarantees covering approximately $284 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2016. NJR would have to provide for payment in the event of default by NJRES, NJNG and NJR Energy.

NJNG’s capital expenditures are estimated at $33.4 million for the remainder of fiscal 2007 and $80.9 million in fiscal 2008, consisting primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under proposed pipeline safety rulemaking.

The Company’s future minimum lease payments under various operating leases are approximately $8.3 million over the next five years and $593,000 annually for all years thereafter.

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

In June 1992, the BPU approved the RAC through which NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods. Currently, NJNG is recovering $19.2 million annually for MGP remediation expenditures incurred through June 30, 2004. The remediation expenditures for the 24-month period ended June 30, 2006, including expenditures related to the Mass Tort Litigation as discussed below in the Kemper Insurance Company Litigation section, are pending BPU approval and are part of an on-going discussion with the BPU (See Note 2. Regulation). As of June 30, 2007, $87.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Condensed Consolidated Balance Sheet.

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

The RAC does not permit NJNG to recover costs, expenses or other liabilities incurred in connection with personal injury claims. Pursuant to the RAC, NJNG will seek recovery of costs in excess of those recovered from Kemper and other insurers. Management believes that, subject to BPU approval, these costs excluding any related to personal injury claims, net of all insurance proceeds, are recoverable pursuant to the RAC. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery of outstanding costs through the RAC or the impact of these matters on the Company’s financial condition, results of operations or cash flows, which could be material.

General

The Company is a party to various other claims, legal actions, complaints and investigations arising in the ordinary course of business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

13.           OTHER

At June 30, 2007, there were 28,025,348 shares of common stock outstanding and the book value per share was $23.96.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

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

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy (NJRE), an investor in energy-related ventures, most significantly, through NJNR Pipeline which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York and NJR Steckman Ridge Storage Company, which, in March 2007, acquired a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being constructed in western Pennsylvania; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Investment, which makes energy-related equity investments.

Net income by business segment is as follows:

	Nine Months Ended June 30,
($ in Thousands)	2007		2006
Net Income
Natural Gas Distribution	$55,736	54%	$53,890	60%
Energy Services	46,084	44	35,499	39
Retail and Other	1,879	2	1,101	1
Total	$103,699	100%	$90,490	100%

Natural Gas Distribution Segment

Natural Gas Distribution operations have focused on the following to provide for growth:

▪
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

▪	Managing its customer growth, which is expected to total about 2.0 percent annually;

▪
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

▪	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ prices as stable as possible; and

▪
Assessing the market and timing with respect to filing for a base rate increase, which takes into account many factors, including, but not limited to, earning a reasonable rate of return on the investments that have been made into the gas distribution system, as well as recovery of all prudently incurred costs in order to provide reliable service throughout NJNG’s service territory.

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG currently expects, subject to its continuing evaluation of all factors relevant to filing for a base rate increase, to petition the BPU, during fiscal 2008, to increase base rates for delivery service. This evaluation process is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market based return. Based upon statutory time frames and potential regulatory lag it is unlikely that any modification to its delivery rates would become effective during fiscal 2008.

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

For the reporting period through September 30, 2006, which includes the three and nine month periods ending June 30, 2006, the impact on weather was mitigated by a Weather Normalization Clause (WNC). The WNC did not, however, capture lower customer usage per degree day. To mitigate this, NJNG obtained approval of the CIP effective as of October 1, 2006. Therefore, for the three and nine months periods ended June 30, 2007, the impact of weather and usage on NJNG’s utility gross margin was significantly mitigated due to the CIP.

The CIP is a three-year pilot program, expiring October 1, 2009, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. For the term of the pilot the existing WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Under certain conditions the CIP may be extended one additional year beyond the initial term. Recovery of such utility gross margin variations, which are recovered in the year subsequent to the CIP usage year, is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. Under the CIP agreement, if NJNG does not file for a base rate review with the BPU by October 1, 2008, the return on equity for the CIP earnings test will decline from 10.50 percent to 10.25 percent.

To encourage energy efficiency, NJNG is also required to initiate programs to further customer conservation efforts over the term of the pilot. NJNG is required to provide a minimum of $2 million in funding for such programs and will continue to fund programs throughout the term of the pilot. As of September 30, 2006, NJNG accrued $1.8 million for this obligation, representing its present value at that date, in the Condensed Consolidated Balance Sheets. As of June 30, 2007, the obligation to fund these conservation programs has a present value of $1.5 million, including accrued interest costs and net of amounts expended on such conservation programs. An annual filing of the CIP results is made in June of each year coincident with NJNG’s annual BGSS filing. On June 1, 2007, NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2007 as projected as of  May 31, 2007 and to establish its CIP recovery rates effective October 1, 2007. NJNG expects to amend the filing to reflect updated projections for fiscal 2007.

NJNG’s operating expenses are heavily influenced by labor costs, large components of which are covered by a negotiated collective bargaining agreement that expires in the first quarter of fiscal 2009. Labor-related fringe benefit costs may also influence NJNG’s results.

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs. Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income in the period of such determination.

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

NJRES’ incorporates the following elements to provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

▪	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

▪
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the costs required to provide and deliver natural gas to NJRES’ customers by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio;

▪	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin; and

▪
Managing hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments utilized to generate gross margin through the use of a cash-flow hedging strategy.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This strategy allows NJRES to extract more value from its portfolio of natural gas storage and pipeline transportation capacity through the arbitrage of pricing differences as a result of locational differences or over different periods of time.

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

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including trading limits, approval processes, segregation of duties, and formal contract and credit review and approval procedures. NJRES continuously monitors and seeks to reduce the risk associated with various counterparties credit exposure. The Risk Management Committee (RMC) of NJR, oversees compliance with these established guidelines.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2006. NJR’s critical accounting policies have not changed materially from those reported in the 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

Results of Operations

Net loss for the quarter ended June 30, 2007 increased by 24.6 percent to approximately $(5.0) million, compared with a net loss of approximately $(4.0) million for the same period last fiscal year. Basic and diluted loss per share increased by 28.6 percent to a loss of $(.18), compared with a loss of $(.14) for the same period last fiscal year.

Net income for the nine months ended June 30, 2007 increased 14.6 percent to $103.7 million, compared with $90.5 million for the same period last fiscal year. Basic Earnings per Share (EPS) increased 14.5 percent to $3.72, compared with $3.25 for the same period last fiscal year and diluted EPS increased 14.9 percent to $3.70 compared with $3.22 for the same period last fiscal year.

The increase in the net loss for the three months ended June 30, 2007, as compared with the same period in the prior fiscal year, was due primarily to lower gross margin at NJRES due to fewer opportunities to arbitrage transportation and storage positions in order to extract additional gross margin from its existing portfolio of physical assets, partially offset by an increase in utility gross margin at NJNG due to continued customer growth and the impact of the CIP.

The increase in earnings for the nine months ended June 30, 2007, as compared with the same periods in the prior fiscal year, was due primarily to higher gross margin at NJRES as a result of to strategic natural gas storage withdrawals that captured favorable market pricing conditions during the quarter ended March 31, 2007 and increased storage and intra-month natural gas trading positions, primarily driven by the impact of colder weather in NJRES’ market (delivery) areas, resulting in favorable market pricing movements during the second quarter of fiscal 2007. Although NJNG’s revenues declined as discussed below, earnings increased at NJNG due primarily to the impact of the CIP tariff and continued customer growth, partially offset by higher interest expense, which was due primarily to an increase in short-term borrowings and higher interest rates over the same period in the prior fiscal year.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in Thousands)	2007	2006	% Change	2007	2006	% Change
Operating revenues	$665,358	$536,103	24.1%	$2,431,459	$2,765,101	(12.1)%
Gas purchases	$610,178	$489,677	24.6%	$2,034,332	$2,410,840	(15.6)%

Operating revenues increased $129.3 million for the three months ended June 30, 2007 compared with the same period of the prior fiscal year due primarily to:

▪	An increase in NJNG’s firm sales as a result of it being 35 percent colder than the same period of the prior fiscal year;

▪	Increased revenues at NJRES due to 15 percent higher sales volumes in fiscal 2007 compared with fiscal 2006;

▪	Decreased off system sales revenues at NJNG, due primarily to lower volumes sold that were partially offset by increases in the average delivery price.

Operating revenues decreased $333.6 million for the nine months ended June 30, 2007 compared to the same period of the prior fiscal year due primarily to:

▪
Refunds to NJNG residential and small commercial customers as a result of acquired wholesale natural gas prices being lower than the recovery component of such costs included in NJNG’s rates (which has no impact on utility gross margin);

▪	Lower off system sales as noted above; and

▪
Less favorable market pricing conditions affecting NJRES’ revenues as a result of decreased volatility across its business footprint due primarily to the lingering market price impact on natural gas in fiscal 2006 related to severe weather conditions that did not recur in fiscal 2007.

These same factors resulted in an increase in Gas purchases of $120.5 million for the three months ended June 30, 2007 and a decrease of $376.5 million for the nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to more than 477,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

The BPU has allowed that the provision of BGSS, the natural gas commodity portion of NJNG’s rates, can be provided by third-party suppliers in the state of New Jersey, as opposed to solely being provided by the state’s natural gas utilities. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, or to customers that are supplied their BGSS by an alternative third-party provider and receive transportation service from NJNG. In the case where the customer does not choose a third-party provider NJNG must provide BGSS.

NJNG’s financial results are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2007	2006	2007	2006
Utility Gross Margin
Operating revenues	$180,980	$163,914	$871,198	$1,029,666
Less:
Gas purchases	124,867	118,088	588,723	769,870
Energy and other taxes	9,899	7,024	51,197	48,790
Regulatory rider expense	6,226	4,005	33,827	25,868
Total Utility Gross Margin	$39,988	$34,797	$197,451	$185,138

Utility Gross Margin
Residential and commercial	$31,679	$28,571	$166,343	$159,477
Transportation	5,885	5,516	24,206	18,377
Total Utility Firm Gross Margin	37,564	34,087	190,549	177,854
Incentive programs	2,242	481	6,426	6,527
Interruptible	182	229	476	757
Total Utility Gross Margin	39,988	34,797	197,451	185,138
Operation and maintenance expense	22,716	20,199	65,663	61,149
Depreciation and amortization	8,940	8,580	26,526	25,480
Other taxes not reflected in utility gross margin	770	653	2,248	2,183
Operating income	$7,562	$5,365	$103,014	$96,326
Other income	772	980	2,657	2,520
Interest charges, net	4,700	3,719	15,337	11,493
Income tax provision	1,032	928	34,598	33,463
Net income	$2,602	$1,698	$55,736	$53,890

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

Sales tax was calculated at 6 percent of revenue through June 30, 2006, and at 7 percent, throughout fiscal 2007. The sales tax calculation excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts.

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

NJNG’s Operating revenues decreased by $158.5 million, or 15.4 percent, and gas purchases decreased by $181.1 million, or 23.5 percent, respectively, for the nine months ended June 30, 2007, compared with the same period in the prior fiscal year. These decreases were primarily the result of refunds of $51.5 million and $20 million in December 2006 and March 2007, respectively, to residential and small commercial customers and a decrease in off-system sales of $90 million, partially offset by customer growth.

NJNG’s Operating revenues and Gas purchases for the three months ended June 30, 2007 increased $17.1 million, and $6.8 million, respectively, compared with same period in the prior fiscal year primarily as a result of increased sales due primarily to weather being 35 percent colder than the same period in the prior fiscal year, partially offset by a decrease in off-system sales of $6 million.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Condensed Consolidated Statements of Income, totaled $51.2 million and $48.8 million for the nine months, and $10 million and $7 million for the three months, ended June 30, 2007 and 2006, respectively. The change in the sales tax rate from 6 percent to 7 percent, as applied to NJNG’s operating revenue, drove the increase for the three month period ended June 30, 2007 as compared to the same period in the prior fiscal year. For the nine month period ended June 30, 2007, as compared to the same period in the prior year, the sales tax increase was partially offset by reduced revenues, as a result of customer refunds.

Regulation rider expenses totaled $33.8 million and $25.9 million for the nine months ended June 30, 2007 and 2006, respectively, and $6.2 million and $4.0 million for the three months ended June 30, 2007 and 2006, respectively. The increase in regulatory rider expenses is due primarily to an increase in firm throughput sales as a result of customer growth.

Utility gross margin is comprised of three major categories:

▪	Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

▪
Incentive programs, where margins generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management (defined in Incentive Programs, below) or storage incentive programs are shared between customers and NJNG; and

▪
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

For the three and nine months ended June 30, 2006, utility gross margin from residential and commercial customers was impacted by the WNC, which provided for a revenue adjustment if the weather varied by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) was billed or credited to customers in subsequent periods. This mechanism reduced the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The existing WNC has been suspended as of October 1, 2006 due to the implementation of the CIP pilot program.

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

Total utility firm gross margin increased $3.5 million, or 10.2 percent, for the three months and $12.7 million, or 7.1 percent, for the nine months ended June 30, 2007, respectively, compared with the same periods of the prior fiscal year. The changes were due primarily to:

▪
The effect of the CIP in the current fiscal year, which captures the impact from both weather and customer usage, when compared to the same periods in the prior fiscal year when the WNC, which did not capture the impact of lower usage per degree day, was in effect;

▪	Residential and commercial transport customer growth of 8.3 percent and 25.5 percent respectively; and

▪	Residential, commercial and industrial sales customer growth of 1.4 percent.

Utility gross margin from residential and commercial customers is impacted by the CIP, which provides for a revenue adjustment if the weather and usage varies from the established baseline weather and usage factors. The accumulated adjustment from one year is billed or credited to customers in subsequent periods. This mechanism protects NJNG’s utility gross margin due to weather and customer usage fluctuations while allowing NJNG to promote conservation. The weather for the three months ended June 30, 2007 was 4.0 percent colder than normal, which resulted in a reduction of the accrual of utility gross margin under the CIP of $225,000. The weather for the nine months ended June 30, 2007 was 5.4 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $8.2 million. In addition, customer usage was lower than the established benchmark, which resulted in an additional accrual of utility gross margin under the CIP of $7.4 million.

Utility firm gross margin from transportation service increased $5.8 million, or 31.7 percent, for the nine months ended June 30, 2007, and $369,000, or 6.7 percent, for the three months ended June 30, 2007, respectively, compared with the same periods in the prior fiscal year. NJNG transported 7.8 Bcf and 6.6 Bcf for the nine months ended June 30, 2007 and June 30, 2006, respectively, and 1.5 Bcf and 1.7 Bcf for the three months ended June 30, 2007 and June 30, 2006, respectively. The increase in utility firm gross margin was due primarily to an increase in the number of commercial customers switching from firm to transportation services, combined with the impact of the CIP program.

NJNG had 9,197 and 8,491 residential customers and 4,637 and 3,695 commercial customers using its transportation service at June 30, 2007 and 2006, respectively. The increase in residential transportation customers was due primarily to a change in marketing efforts by third-party natural gas service providers in NJNG’s service territory to focus on the commercial sector.

During the nine months ended June 30, 2007, NJNG added 5,645 new customers, 38.5 percent of which converted from other fuels. In addition, 357 existing customers added natural gas heat to their existing service. In fiscal 2007, NJNG currently expects to add approximately 9,000 new customers and add natural gas heat to 700 existing customers. Achieving these expectations would represent an estimated annual customer growth rate of approximately 1.9 percent.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs, enabling NJNG customers to retain 80 percent, and NJNG to retain 20 percent, of these costs and results.

The storage incentive program shares gains and losses on an 80 percent and 20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas injected into storage and a benchmark applicable to the April-through-October injection season.

NJNG’s incentive programs totaled 6.5 Bcf and generated $2.2 million of utility gross margin for the three months ended June 30, 2007, compared with 8.3 Bcf and $481,000 of utility gross margin in the same period in the prior fiscal year. NJNG’s incentive programs totaled 26.9 Bcf and generated $6.4 million of utility gross margin for the nine months ended June 30, 2007, compared with 30.0 Bcf and $6.5 million of utility gross margin, for the same period in the prior fiscal year. For the three month period ended June 30, 2007, the increase in utility gross margin was due primarily to timing differences in the storage incentive program as compared to the same period in the prior fiscal year. For the nine month period ended June 30, 2007, the slight decrease in utility gross margin was due primarily to lower off-system sales margin from lower volumes sold as driven by market opportunities, which was mostly offset with a higher margin from the storage incentive program.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have decreased from an average of $9.580/dth for the nine months ending June 30, 2006 to $6.959/dth for the nine months ended June 30, 2007, which represents a 27.4 percent decrease, while the average off-system price decreased by 22.4 percent from an average of $9.986/dth for the nine months ended June 30, 2006 to $7.752/dth for the nine months ended June 30, 2007.

Interruptible

NJNG serves 45 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented approximately 4.1 percent and 4.8 percent of total throughput for the nine months ended June 30, 2007 and 2006, respectively, they accounted for less than 1 percent of the total utility gross margin in both periods due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were .01 and .02 Bcf for the nine months ended June 30, 2007, and 2006, respectively. In addition, NJNG transported 3.4 Bcf and 4.0 Bcf for the nine months ended June 30, 2007 and 2006, respectively, for its interruptible customers.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense increased $2.5 million, or 12.5 percent, and $4.5 million, or 7.4 percent, for the three months and nine months ended June 30, 2007, respectively, compared with the same periods in the prior fiscal year. The three-month increase was due primarily to higher labor and benefit costs of approximately $1.0 million and pipeline maintenance of $777,000. The increase during the first nine months of fiscal year 2007 was due primarily to higher compensation costs of $1.9 million, increase in insurance premiums of $892,000, a reserve associated with a BPU settlement relating to natural gas costs of $500,000, partially offset by lower bad debt expense of $280,000. Higher compensation costs are due primarily to an increase in the number of employees as well as annual wage increases, while lower bad debt expense is a direct result of decreased revenue, through customer refunds and lower sales, as noted above. The reserve for the BPU settlement is related to a settlement of a prior gas supply audit, performed by the BPU, related to natural gas purchased and used for NJNG’s own operational purposes.

Operating Income

Operating income increased $2.2 million, or 41 percent, and $6.7 million, or 6.9 percent, for the three months and nine months ended June 30, 2007, respectively, compared with the same periods in the prior fiscal year. The increase was due primarily to the implementation of the CIP tariff which became effective beginning in fiscal 2007. The implementation of the CIP allowed for the recovery of utility gross margin, as a result of the decrease in natural gas used due to the warmer than normal weather, as well as the reduction in customer usage per degree day, as noted in the discussion above. During the nine months ended June 30, 2006, the WNC did not capture reductions in customer usage, but only the variability experienced by NJNG’s utility gross margin as a result of weather fluctuations.

Interest Charges

Interest charges increased $1 million and $3.8 million for the three months and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior fiscal year, due primarily to an increase in short-term borrowings and higher interest rates, as well as interest due to customers on greater balances associated with overrecovered gas costs.

Net Income

Net income increased $904,000, or 53 percent, and $1.8 million, or 3.4 percent, in the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior fiscal year, due primarily to higher operating income as a result of the implementation of the CIP and a reduction in bad debt expense, partially offset by higher labor expense and the reserve for the BPU settlement described above, as well as higher interest expense.

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

NJRES purchases gas predominantly in the eastern United States and Canada, and transports that gas, through the use of pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada. NJRES purchases physical natural gas and then sells financial contracts at advantageous prices to establish an initial gross profit margin for each transaction. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads,” as well as over different time periods, for the delivery of natural gas to its customers, thereby improving the initially established gross margin result. NJRES utilizes financial futures, forwards and swap contracts to fix and protect the cash flows surrounding these transactions.

Predominantly all of NJRES’ sales to customers result in the physical delivery of natural gas, and therefore, NJRES accounts for its sales using the accrual method of accounting by employing the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). NJRES’ use of financial futures, forwards and swap contracts are designed to qualify as cash flow hedges under SFAS 133, whereby the underlying change in the fair value of these derivative instruments is deferred on the balance sheet and recognized in earnings, as a component of Gas purchases, when the underlying transaction is settled through the delivery of natural gas.

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

NJRES’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2007	2006	2007	2006
Operating revenues	$476,383	$365,373	$1,540,558	$1,716,093
Gas purchases (including fixed demand charges)	485,311	371,589	1,445,609	1,640,970
Gross (loss) margin	(8,928)	(6,216)	94,949	75,123
Operation and maintenance expense	5,967	3,491	13,120	10,432
Depreciation and amortization	53	53	161	156
Other taxes	155	165	515	496
Operating income	$(15,103)	$(9,925)	$81,153	$64,039
Net income	$(8,915)	$(6,397)	$46,084	$35,499

    NJRES' gross loss increased $2.7 million for the three months ended June 30, 2007, as compared to the same period in the prior fiscal year, due primarily to fewer opportunities to arbitrage and extract additional margin from the existing portfolio of storage and transportation capacity assets. The moderate weather conditions during the period caused pricing spreads to become more narrow, which resulted in fewer prospects to optimize and generate incremental margin from portfolios of existing assets. The decrease in margin was partially offset by certain cash flow hedges that were deemed ineffective upon the adoption of SFAS 133. These hedges, which concluded in October 2006, incurred losses that were recorded in the prior fiscal year period and did not recur in fiscal 2007.

NJRES' gross margin increased $19.8 million for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year, due primarily to the impact of weather on natural gas prices during the second quarter of the current fiscal year, larger gas volumes being sold, and a change in market prices between the cost to acquire and transport natural gas. The favorable pricing conditions enabled NJRES to significantly optimize its storage positions through an acceleration of withdrawal activity during the months of February and March 2007, as well as, capturing additional gross margin on existing basis positions that reflected wider pricing spreads. The margin increase was partially offset by higher demand costs as NJRES utilized more short-term transportation and storage contracts as part of its delivery and optimization strategy.

NJRES' operation and maintenance expense increased by $2.5 million and $2.7 million for the three and nine month periods ended June 30, 2007, respectively, compared with the same periods in the prior fiscal year. The increases for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, were due to increased compensation and incentive costs as a result of improved operational performance.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, sufficient liquidity in the energy trading market and continued access to the capital markets. In addition, NJRES’ gross margin from its portfolio of capacity assets is generally greater in the winter months, while the fixed costs of these assets are spread throughout the year. Accordingly, the results for the three and nine months ended June 30, 2007 are not expected to be an indication of the results for the fiscal year.

Retail and Other Operations

The financial results of Retail and Other consists primarily of NJRHS, which provides service, sales and installation of appliances to over 148,000 customers; CR&R, which holds and develops commercial real estate; NJR Energy, an investor in energy-related ventures through its operating subsidiaries; NJNR Pipeline, which consists of the Company’s equity investment in Iroquois; NJR Steckman Ridge Storage Company, which holds the Company’s equity investment in Steckman Ridge; and NJR Investment, which makes certain energy-related equity investments.

The Consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2007	2006	2007	2006
Operating revenues	$8,066	$6,884	$19,914	$19,547
Other income	$758	$376	$2,397	$1,742
Net income	$1,361	$724	$1,879	$1,101

Retail and Other Operating revenue increased by $1.2 million, or 17.2 percent, and $400,000, or 1.9 percent, for the three and nine months ended June 30, 2007, respectively, compared with the same periods last year. The increases were due primarily to greater sales volumes associated with installations of cooling equipment during the three months ended June 30, 2007 at NJRHS.

The increase in Other income is attributed to improved earnings from NJNR Pipeline’s equity investment in Iroquois.

Liquidity and Capital Resources

Consolidated

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:
	June 30, 2007	September 30, 2006
Common stock equity	54%	50%
Long-term debt	27	27
Short-term debt	19	23
Total	100%	100%

NJR did not repurchase any shares of its common stock during the nine month period ending June 30, 2007.

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

In May 2007, NJNG petitioned the BPU requesting authorization to issue and sell, in one or more series, an aggregate of $125 million in medium-term notes through July 31, 2010. The notes may be issued on a secured or unsecured basis and maturities can range from one to forty years. The proceeds from the issuance of the notes will be used to refinance short-term debt, which has been incurred to fund capital expenditure requirements and pension and other post-employment benefit programs.

As of June 30, 2007, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $322 million available under these facilities (see Note 6. Debt).

NJR, NJNG and NJRES currently anticipate that their remaining financing requirements in fiscal 2007 will be met through the issuance of short-term and long-term debt and proceeds from the Company’s Automatic Dividend Reinvestment Plan. The aforementioned proposed issuance of medium-term debt to satisfy some of NJNG’s financing requirements is pending BPU review and approval.

The following table is a summary of NJR’s, NJNG’s and NJRES’s contractual cash obligations and their applicable payment due dates as of June 30, 2007:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt *	$446,776	$12,892	$76,437	$37,739	$319,708
Capital lease obligations *	86,131	7,994	15,989	18,584	43,564
Operating leases *	8,874	2,962	3,966	1,353	593
Short-term debt	227,000	227,000	—	—	—
Clean energy program *	12,523	9,182	3,341	—	—
Construction obligations	5,796	5,796	—	—	—
Natural gas supply purchase obligations – NJNG	81,095	78,560	1,029	1,506	—
Demand fee commitments - NJNG	428,541	80,103	154,113	111,110	83,215
Natural gas supply purchase obligations - NJRES	929,998	468,975	461,023	—	—
Demand fee commitments - NJRES	210,013	85,148	80,863	31,084	12,918
Total NJR, NJNG and NJRES contractual cash Obligations	$2,436,747	$978,612	$796,761	$201,376	$459,998
*These obligations include an interest component.

As of June 30, 2007, there were NJR guarantees covering approximately $284 million of natural gas purchases, demand fee commitments and swap agreements of NJRES, NJNG and NJR Energy, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet. These NJR guarantees are related to transactions with various expiration dates through October 2016. NJR would have to provide for payment in the event of default by NJRES, NJNG or NJR Energy.

Not included in the table above is NJR’s obligation to fund up to $72.5 million, in addition to the $52.5 million invested during the second quarter of fiscal 2007, for the development and construction of the natural gas storage facility to be owned and operated by Steckman Ridge. NJR believes that Steckman Ridge will be able to be financed on a project basis in order to fund these development and construction costs.

The Company is not currently required to make minimum pension funding contributions during fiscal 2007. The Company’s funding level to its OPEB plans is expected to be approximately $600,000 annually over the next five years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Cash Flows

Operating Activities

As presented in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $160.6 million for the nine months ended June 30, 2007, compared with $44.7 million in the same period in the prior fiscal year. Operating cash flows are primarily impacted by variations in working capital which are a function of the seasonality of NJR’s business and fluctuations in wholesale natural gas prices. In addition to higher net income and lower MGP expenditures, changes to the following components of working capital contributed to the increase in operating cash flows during fiscal 2007 compared to fiscal 2006:

▪
At NJNG, a decrease in the change in accounts receivable of $110.1 million, a decrease in customer credit balances of $37.0 million, and a decrease in overrecovered gas costs primarily as a result of credits issued to retail customers due to reductions in the wholesale cost of natural gas;

▪	A decrease in gas inventory values at NJNG due to lower volumes held, largely as a result of the 2007 winter withdrawal season, partially offset by higher average inventory prices;

▪	An increase in NJNG’s gas purchases payable mostly as a result of larger storage injections at higher average prices during June 2007;

▪
NJRES’ gas inventory and gas purchases payable decreased during fiscal 2007 as a result of lower average prices compared to fiscal 2006, during which inventory values increased as a result of limited withdrawals during the winter period coupled with a higher average cost of gas.

NJNG’s MGP expenditures, exclusive of insurance recoveries, are currently expected to total $21.8 million in fiscal 2007 (see Note 12. Commitments and Contingent Liabilities). Operating cash flows for the nine months ended June 30, 2007 include the receipt of $12.8 million in January, 2007 related to the settlement of certain claims against NJNG’s insurance company (see Note 12. Commitments and Contingent Liabilities – Legal Proceedings – Kemper Insurance Company Litigation).

Financing Activities

Cash flow used in financing activities totaled $65.7 million for the nine months ended June 30, 2007, compared with $19.9 million used in the same period in the prior fiscal year. The change was due primarily to a decrease in short-and long-term borrowings, compared with the same period in the prior fiscal year.

NJNG’s short-term debt primarily supports Gas inventory build-up during the summer months and Gas purchases. NJNG’s short-term debt decreased due primarily to seasonal cash flows during the winter heating season.

NJR’s short-term borrowings decreased during the nine months ended June 30, 2007 due primarily to the use of internally generated cash utilized to provide for payment of NJRES’ natural gas storage inventory, which was offset by acquisition costs relating to NJR’s investment in the Steckman Ridge gas storage facility.

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

Investing Activities

Cash flow used in investing activities totaled $94.2 million for the nine months ended June 30, 2007, compared with $45.1 million for the same period in the prior fiscal year. The increase was due primarily to NJR’s investment of $52.5 million in the Steckman Ridge partnership and increased capital expenditures for utility plant additions at NJNG, partially offset by the absence of the net $12.5 million deposit into a construction fund created under the EDA financing arrangement in fiscal 2006 described above.

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

Retail and Other capital expenditures each year have been primarily made in connection with investments made to preserve the value of real estate holdings. During the second quarter of fiscal 2007, NJR and Spectra Energy Corporation, through their respective subsidiaries, formed a partnership to develop and operate the Steckman Ridge gas storage facility. NJR will share 50 percent of the acquisition and development costs of the storage facility, up to a maximum of $125 million, of which $52.5 million was expended through June 2007, as noted above.

NJR’s investment in Steckman Ridge is consistent with its strategy of seeking ownership opportunities in the mid-stream sector of the natural gas business, which compliments its existing operations in this sector, as NJR also has an ownership interest in Iroquois.  NJR expects Steckman Ridge to seek non-recourse project financing for a majority of its capital requirements when a sufficient amount of contracts are in place to obtain such financing.

Credit Ratings

The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P), and Moody’s Investors Service, Inc. (Moody’s).

	Standard & Poor’s	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Negative	Stable

NJNG’s S&P and Moody’s Senior Secured ratings are investment grade ratings and represent the ninth highest rating within the investment grade category. Moody’s and S&P give NJNG’s commercial paper the highest rating within the Commercial Paper investment grade category. Investment grade ratings are generally divided into three groups: high, upper medium and medium. NJNG’s senior secured ratings and the commercial paper ratings fall into the high group. NJR is not a rated entity.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions to hedge an 18-year fixed-price contract to sell remaining volumes of approximately 7.9 Bcf of natural gas (Gas Sales Contract) to an energy marketing company which expire on October 31, 2010. NJR Energy has hedged both the price and physical delivery risks associated with the Gas Sales Contract.

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2006 to June 30, 2007:

	Balance September 30,	Increase (Decrease) in Fair	Amounts	Balance June 30,
(Thousands)	2006	Market Value	Settled	2007
NJNG	$(82,451)	$1,943	$(8,014)	$(72,494)
NJRES	116,547	72,274	136,683	52,138
NJR Energy	35,423	(2,169)	554	32,700
Total	$69,519	$72,048	$129,223	$12,344

There were no changes in methods of valuations during the three months ended June 30, 2007.

The following is a summary of fair market value of commodity derivatives at June 30, 2007, by method of valuation and by maturity for each fiscal year period:

(Thousands)	Remaining 2007	2008	2009 - 2011	After 2011	Total Fair Value
Price based on NYMEX	$(8,280)	$16,872	$(4,018)	$—	$4,574
Price based on over-the-counter published quotations	(100)	7,551	319	—	7,770
Total	$(8,380)	$24,423	$(3,699)	$—	$12,344

The following is a summary of commodity derivatives by type as of June 30, 2007:

		Net Volume (Bcf)	Price per Mmbtu	Amounts Included in Derivatives (Thousands)
NJNG
	Futures	(2.9)	$6.64 - $ 9.39	$(7,172)
	Swaps	(3.2)	$3.99 - $ 8.74	$(65,800)
	Options	6.4	$6.75 - $11.00	$478
NJRES
	Futures	(12.1)	$6.63 - $11.59	$11,158
	Swaps	(70.9)	$6.46 - $11.38	$41,112
	Options	—	$7.00 - $14.20	$(132)
NJRE
	Swaps	8.5	$3.07 - $ 4.41	$32,700
Total				$12,344

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

The VaR as of June 30, 2007, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $2.1 million. The VaR with a 99 percent confidence level and a 10-day holding period was $9.3 million. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

Following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2007. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of June 30, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$153,335	$120,729
Noninvestment grade	11,946	—
Internally rated investment grade	40,536	23,779
Internally rated noninvestment grade	4,991	—
Total	$210,808	$144,508

NJNG’s counterparty credit exposure as of June 30, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$13,191	$9,089
Noninvestment grade	473	—
Internally rated investment grade	1,722	265
Internally rated noninvestment grade	—	—
Total	$15,386	$9,354

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

Interest Rate Risk–Long-Term Debt

At June 30, 2007, the Company (excluding NJNG) had no variable-rate long-term debt.

At June 30, 2007, NJNG had total variable-rate, tax-exempt long-term debt of $97 million, which is hedged by interest rate caps expiring in July 2009 that limit NJNG’s variable-rate debt exposure from the tax-exempt EDA bonds at 4.5 percent.

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

NJR continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended September 30, 2006, as updated in our subsequent Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings. .No legal proceedings became reportable during the quarter ended June 30, 2007 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A.        RISK FACTORS

Part I, Item 1A, "Risk Factors," of our 2006 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 include a detailed discussion of our risk factors. There have been no changes to those risk factors during the three-month period ended June 30, 2007.

ITEM 2.         UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times, most recently in January 2006, to permit the repurchase of up to 3.5 million shares. As of June 30, 2007, the Company has repurchased 3.15 million shares of its common stock.

The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
04/1/07 – 04/30/07	—	—	—	348,147
05/1/07 – 05/31/07	—	—	—	348,147
06/1/07 – 06/30/07	—	—	—	348,147
Total	—	—	—	348,147

ITEM 6.                      EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

*This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY RESOURCES
Date: August 2, 2007
/s/Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and Chief Financial Officer