Form 10-K
period 2007-09-30
NEW JERSEY RESOURCES CORP
filed 2007-12-10
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☒ No: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐ No: ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☒ Accelerated filer: ☐ Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: ☐ No: ☒

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,383,871,739 based on the closing price of $50.05 per share on March 31, 2007.

The number of shares outstanding of $2.50 par value Common Stock as of December 7, 2007 was 27,753,340.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 23, 2008, to be filed on or about December 21, 2007, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources

 *  Portions of Item 10 and Items 11-14 are Incorporated by Reference from the Proxy Statement

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.—Business Segments, under the captions “Natural Gas Distribution—General;— Throughput;—Seasonality of Gas Revenues;—Gas Supply;—Regulation and Rates;—Competition”; “Energy Services”; “Retail and Other”; “Environment,” and Item 3.—“Legal Proceedings,” and in Part II including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2008 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

•	weather and economic conditions;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	fluctuations in energy-related commodity prices;
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, in particular, the base rate case filing;
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources
Part I

ITEM 1. BUSINESS

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

During fiscal years 2007, 2006 and 2005 the Company used what is commonly referred to as “critical-terms-match” (CTM) criteria to qualify its derivative instruments used in energy transactions at NJRES and NJR Energy as cash flow hedges under the guidance of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, (SFAS 133). During fiscal 2007 management of the Company became aware that staff of the Securities and Exchange Commission (the “SEC”), in a speech, had raised questions that some registrants may have inappropriately been applying the CTM approach. As a result, the Company commenced a study to reanalyze how it documented CTM for its derivative instruments treated as cash flow hedges. Based on this analysis, the Company concluded that it had incorrectly applied cash flow hedge accounting to these derivative instruments.

The Company’s conclusion that it had incorrectly applied cash flow hedge accounting results in recognizing as part of Gas purchases and Operating revenues, as appropriate, in the Consolidated Statements of Income the impact of the change in fair value of NJRES’ and NJR Energy’s derivative assets and liabilities that had previously been recorded as part of Accumulated other comprehensive income (OCI), which is a component of Common Stock Equity. These changes in fair value, referred to as unrealized gains or losses, impact the Consolidated Statements of Income only and have no change on the economic value associated with the underlying forecasted transactions. There was no impact on reported cash flow from operations or liquidity, and this change will not result in any future change to cash flow from operations or liquidity.

For more information, see Item 7. Management’s Discussion and Analysis, and Item 8. Financial Statements and Supplementary Data – As Restated and Note 2. Restatement of Consolidated Financial Statements.

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation (NJR or the Company) is a New Jersey corporation formed in 1982 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in New Jersey and in states from the Gulf Coast to New England regions and Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR’s subsidiaries and businesses include:

•
New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 478,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company’s Natural Gas Distribution segment.

•
NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary. It maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. Also, NJRES provides wholesale energy management services to other energy companies. NJRES comprises the Company’s Energy Services segment.

•	The Retail and Other operations segment, which includes the following companies:

¡ NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company’s unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

- NJR Home Services (NJRHS), a company that provides heating ventilation and cooling (HVAC) service repair and contract services.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

- NJR Plumbing Services (NJRPS), a company that provides plumbing services for our HVAC business.

- Commercial Realty & Resources (CR&R), a company that holds and develops commercial real estate.

¡
NJR Energy Investments (NJREI), formerly known as NJR Capital Services, formed as an unregulated affiliate to consolidate the Company’s unregulated energy-related and real estate investments. NJREI includes the following wholly owned subsidiaries:

-  NJR Energy Holdings, including NJR Energy, which invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois).

-  NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being developed with a partner in western Pennsylvania.

- NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

¡
NJR Service (Service), an unregulated company that provides shared administrative services, including corporate communications, financial and administrative, internal audit, legal, human resources and technology for NJR and all subsidiaries of NJR.

BUSINESS SEGMENTS

The Company operates within three primary business segments: Natural Gas Distribution, Energy Services and Retail and Other.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance repair, sales and installation services, natural gas and natural gas-related investments, commercial real estate development and other corporate activities.

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to approximately 478,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.3 million people.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 8,421 and 10,159 new customers and added natural gas heat and other services to another 770 and 874 existing customers in fiscal 2007 and 2006, respectively. NJNG’s current annual growth rate of approximately 1.8 percent is expected to continue with projected additions in the range of approximately 16,000 to 19,000 new customers over the next two years. This customer growth would represent approximately $4.0 to $4.3 million in new annual utility gross margin, respectively, as calculated under NJNG’s Conservation Incentive Program (CIP) tariff.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that approximately 35 percent of NJNG’s projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and nonpeak sales as part of its overall growth strategy.

Throughput

For the fiscal year ended September 30, 2007, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$ 584,727	58%	41.8	41%
Commercial and other	132,113	13	9.4	9
Firm transportation	36,794	4	8.6	8
Total residential and commercial	753,634	75	59.8	58
Interruptible	7,141	1	6.5	6
Total system	760,775	76	66.3	64
Incentive programs	244,813	24	36.5	36
Total	$1,005,588	100%	102.8	100%

In fiscal 2007, no single customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. Weather conditions directly influence the volume of natural gas delivered. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

For reporting periods through September 30, 2006, the impact of weather on the level and timing of NJNG’s revenues, gross margin and cash flows had been affected by a weather-normalization clause (WNC), which provided for a revenue adjustment if the weather varied by more than one-half of 1 percent from normal. However, the WNC did not capture declines in customer usage related to customer conservation measures. The accumulated adjustment from one heating season (i.e., October-May) was billed or credited to customers in subsequent periods.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Effective October 1, 2006 the BPU authorized the CIP pilot program, which decoupled the link between customer usage and NJNG’s utility gross margin, allowing NJNG to encourage its customers to conserve energy. During the three-year term of the pilot, the existing WNC is suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service-related savings achieved. Under the CIP pilot program, if NJNG does not file for a rate review with the BPU within two years, the return on equity for the earnings test will decline from 10.5 percent to 10.25 percent.

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on equity component of 11.375 percent. This petition is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to its delivery rates would become effective during fiscal 2008.

For additional information regarding the CIP, see Management’s Discussion and Analysis—Natural Gas Distribution Operations and Note 3. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG’s gas supply portfolio consists of long-term (over seven months), winter-term (for the five winter months) and short-term contracts. In fiscal 2007, NJNG purchased gas from 92 suppliers under contracts ranging from one day to four years. In fiscal 2007, NJNG purchased approximately 14.6 percent of its natural gas from Southwest Energy, L.P. No other supplier provided more than 7 percent of NJNG’s natural gas supplies. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

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

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	370,738	Various dates between 2008 and 2023
Iroquois Gas Transmission System, L.P.	20,468	2012
Tennessee Gas Pipeline Co.	35,894	Various dates between 2008 and 2013
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2008 and 2014
Columbia Gas Transmission Corp.	10,000	2009
	459,631

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

The pipeline companies that provide firm contract transportation service to NJNG and supply the above pipelines are ANR Pipeline Company, Tennessee Gas Pipeline, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG’s city gate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	Various dates between 2008 and 2013
Transcontinental Gas Pipe Line Corp.	8,384	2009
	102,941

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily deliverability (dths)	Expiration
ANR Pipeline Company	40,000	2010
Dominion Transmission Corporation	103,714	Various dates between 2011 and 2012
Central NY Oil & Gas (Stagecoach)	47,065	Various dates between 2008 and 2011
	190,779

ANR, Dominion and Stagecoach utilize NJNG’s transportation contracts to transport gas from their storage fields to NJNG’s city gate.

Peaking Supply

To manage its winter peak day demand NJNG maintains two liquefied natural gas (LNG) facilities with a combined deliverability of 150,000 dths per day, which represents approximately 19 percent of its estimated peak day sendout. See Item 2. Properties–NJNG for additional information regarding the LNG storage facilities.

Basic Gas Supply Service

Wholesale natural gas prices are, by their very nature, volatile. NJNG has mitigated the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its Basic Gas Supply Service (BGSS) clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause also requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS also is designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS tariff can be implemented upon five days notice to the BPU.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

On June 1, 2007, NJNG filed its annual review and revision of its BGSS for fiscal 2008 proposing a self-implementing decrease, which would offset increases related to the Societal Benefits Clause (SBC) and the Weather Normalization Clause (WNC). On October 3, 2007, the BPU approved changes to the Company’s BGSS on a provisional basis. These rate changes, as well as other regulatory actions, are discussed further in Note 3. Regulation in the accompanying Consolidated Financial Statements.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG’s long-term natural gas requirements change, NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, compliance with affiliate standards and the sale or encumbrance of its properties.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG’s rate proceedings.

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

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices and expand an incentive for residential and small commercial customers to switch to transportation service. On September 30, 2007, NJNG had 9,229 residential and 4,875 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

    Under an order issued in January 2002 from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities. BGSS must be provided by the state’s natural gas utilities in the absence of any third-party suppliers.

ENERGY SERVICES

NJRES provides unregulated, wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls through natural gas pipeline and storage contracts, as well as asset management services. NJRES’ business footprint extends to customers in states from the Gulf Coast and Mid-Continent regions to the New England region and Canada.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This allows NJRES to extract additional value from its portfolio of storage and transportation contracts.

NJRES focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of storage and transportation capacity in the Northeast, Gulf Coast, Mid-Continent, and Appalachian regions of the United States and eastern Canada. These assets become more valuable as their underlying prices change between these geographic locations and over time. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative for serving its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as the price for delivered natural gas changes with respect to market conditions.

NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many locations are readily available. For example, NJRES may generate gross margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a high current or future price, all within the constraints of its contracts and credit policies. Through the use of transportation and storage services, NJRES is able to generate gross margin through pricing differences that occur over the duration of time the assets are held.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

NJRES also participates in park-and-loan transactions with pipeline counterparties, where NJRES will borrow natural gas when there is an opportunity to capture arbitrage value. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate gross margin. In evaluating these transactions NJRES will compare the fixed fee it will pay and the resulting spread it can generate to the amount it will receive to sell the borrowed gas to another counterparty in relation to the cost it will incur to purchase the gas at a later date for return back to the pipeline. When the transaction allows NJRES to generate gross margin, NJRES will fix the gross margin by economically hedging the transaction with natural gas futures.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Generally, NJRES’ financial futures and swaps contracts (derivative instruments) are accounted for at fair value while its commodity contracts for future delivery meet the “normal purchase normal sale” scope exception of SFAS 133. Under the normal purchase normal sale scope exception of SFAS 133 the commodity contract is accounted for under accrual accounting. For each derivative instrument accounted for at fair value, which represent economic hedges designed to protect the values of forecasted natural gas purchases, sales and transportation, the change in fair value is recognized in the income statement during the period the derivative instrument is economically hedging the underlying transaction.

Accounting for derivative instruments at fair value may result in significant movements between reporting periods depending on the underlying change in price.  As a result, the Company may be subject to extreme volatility in earnings, while the underlying economic impacts of the transaction will remain the same when the derivative instruments are settled and the forecasted transactions occur. To better understand the NJRES business, the Company believes that “net financial earnings” are a better indicator of the results of NJRES, as this removes any potential volatility associated with changes in fair value, commonly referred to as unrealized gains and losses, until the forecasted transaction is settled. Net financial earnings are not based on generally accepted accounting principles of the United States (GAAP). See Item 7.Management’s Discussion and Analysis for a definition of net financial earnings and a reconciliation to the appropriate GAAP financial measure.

In fiscal 2007, NJRES had one customer, Washington Gas Light Company, who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

RETAIL AND OTHER

Retail and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides service, sales and installation of appliances;

•
NJR Energy, an investor in energy-related ventures through its subsidiary, Pipeline, which consists primarily of its 5.53 percent equity investment in Iroquois, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York; NJR Investment, which makes certain energy-related equity investments;

•
NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent equity method investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that will build, own and operate an anticipated 20 Bcf natural gas storage facility in western Pennsylvania. Steckman Ridge is currently under construction and commercial operation is expected during fiscal 2009. The total project cost is estimated at approximately $250 million, with the Company committed to fund $125 million. As of September 30, 2007, the investment in Steckman Ridge, which includes capitalized carrying costs, is approximately $56.7 million. NJR anticipates that Steckman Ridge will be able to obtain financing for construction and development on a non-recourse basis, thereby reducing the total funding commitment required by NJR; however, there can be no assurance that this will occur;

•
CR&R, which holds and develops commercial real estate. As of September 30, 2007, CR&R’s real estate portfolio consisted of 83 acres of undeveloped land in Monmouth and Atlantic counties and a 56,400-square-foot office building on 5 acres of developed land in Monmouth County with a total net book value of $17.2 million. In fiscal 2005, CR&R changed its strategy with regard to its 52 acres of undeveloped land in Atlantic County.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

In conjunction with this change in strategy, CR&R estimated its fair value and compared that to its book value. Accordingly, CR&R recognized a pre-tax impairment charge of $3.9 million in fiscal 2005. See Note 1. Summary Of Significant Accounting Policies–Impairment of Long-Lived Assets in the accompanying Consolidated Financial Statements for a discussion of this change in strategy with regard to the Atlantic County land. The net book value of this undeveloped land is $2.1 million as of September 30, 2007. CR&R’s 31 acres of undeveloped land in Monmouth County, which has a net book value of $6.1 million as of September 30, 2007, will be developed based on market conditions. The specific time frame for development is currently unknown.

In November 2006, CR&R sold approximately 15 acres of land for approximately $1.8 million, which resulted in pre-tax gain on sale of $300,000. As the sale included a lease-back provision with NJRHS of certain portions of buildings to be constructed on the acreage, CR&R will recognize the pre-tax gain over the 10-year term of the lease beginning in fiscal 2008; and

•	Service, which provides shared administrative services to the Company and all its subsidiaries.

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

NJNG is responsible for the environmental remediation of three manufactured gas plant (MGP) sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and in some cases, had been discontinued many years earlier. In September 2007, NJNG updated an environmental review of the MGP sites, including a review of potential liability related to the investigation and remedial action of these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from $105.3 million to $164.8 million.

NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As a result, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.3 million on the Consolidated Balance Sheet; however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider. See Item 3. Legal Proceedings and Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements for information with respect to environmental matters and material expenditures for the remediation of the MGP sites.

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value at September 30, 2007, of $8.2 million. These lands are regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetland and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the amount of developable yield from CR&R’s current estimates, a write-down of the carrying value of the undeveloped land may be required.

New Jersey Resources
Part I

ITEM 1. BUSINESS (Continued)

Taking into consideration the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the carrying value of the Monmouth and Atlantic counties land was necessary as of September 30, 2007.

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

EMPLOYEE RELATIONS

For the fiscal years ended September 30, 2007 and 2006, respectively, the Company and its subsidiaries had 808 and 766 employees. Of those employees, NJNG had 388 and 370 union employees and NJRHS had 90 and 84 union employees, respectively. In 2003, NJNG and NJRHS reached collective bargaining agreements with local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2008 and April 2007, respectively. In April 2007, the NJRHS Agreement was extended until April 2010. The labor agreements cover wage increases and other benefits during the term of the agreements. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

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

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Restrictions on the ability to access financial markets could affect management’s ability to execute NJR’s, NJRES’ and NJNG’s business plan. An inability to access capital may limit the ability to pursue improvements or acquisitions that NJR, or its subsidiaries, may otherwise rely on for future growth.

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

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

An effective system of internal control is not maintained, leading to material weaknesses in internal control over financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires NJR’s management to make an assessment of the design and effectiveness of internal controls. It also requires NJR’s independent registered public accounting firm to audit the design and effectiveness of these controls and to form an opinion on both management’s assessment and the effectiveness of these controls. Management’s ongoing assessment of these controls may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists. NJR’s independent public registered accounting firm may also identify control deficiencies which may lead to identification of a material weakness in internal control. As of September 30, 2007, management concluded that NJR had a material weakness in internal control over financial reporting and that, as a result, its internal control over financial reporting was not effective.

Because NJR concluded that its internal control over financial reporting is not effective and because its independent registered public accountants issued an adverse opinion on the effectiveness of its internal controls over financial reporting, and to the extent NJR identify future weaknesses or deficiencies, NJR may not be able to produce reliable financial statements, which could result in a loss of investor confidence and a decline in its stock value. In addition, should NJR not be able to produce reliable financial statements, it could limit NJR’s and NJNG’s ability to access the capital markets.

As described in Item 9A of this report, NJR is committed to the remediation of the material weakness referred to above as well as the continued improvement of its overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating this material weakness in internal control over financial reporting, but there can be no assurance that its corrections will be sufficient or fully effective, or that it will not discover additional material weaknesses in its internal controls and procedures in the future. While NJR’s system of internal controls is reviewed periodically, there exist inherent limitations to control effectiveness.

Hedging activities of the Company designed to protect against commodity and financial market risks may cause fluctuations in reported financial results and NJR’s stock price could be adversely affected as a result.

Although the Company uses derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks, the timing of the recognition of gains or losses on these economic hedges in accordance with GAAP does not always match up with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

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

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

Major changes in the supply and price of natural gas may affect financial results

While NJNG expects to provide for the demand of its customers for the foreseeable future, factors impacting suppliers and other third parties, including increased competition, further deregulation, transportation costs, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. NJNG actively hedges against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform, it may result in a loss that could have a material impact on the financial position, cash flows and statement of operations of NJR.

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

The use of derivative contracts in the normal course of NJRES’ business could result in financial losses that negatively impact results of operations

NJRES uses derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks. NJRES could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

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

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Changes in customer growth may affect earnings and cash flows

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the additional conversion of customers to natural gas from other fuel sources. Should there be a slowdown in these markets there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flows.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values and changing demographics and may have a material adverse effect on NJR’s financial results

NJR has two defined benefit pension plans and two postemployment health care plans (OPEB) for the benefit of substantially all full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years and increases in health care costs.

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

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

If the values of these contracts change in a direction or manner that NJRES does not anticipate, the value of NJRES’ portfolio could be negatively impacted. NJRES employs a value at risk (VaR) model over these portfolios. VaR is defined as the largest likely potential loss in portfolio value and is usually measured in terms of time to unwind or settle contractual positions. NJRES’ portfolio of positions as of September 30, 2007, had a VaR of $1.3 million based on a 95 percent confidence interval and employing a 1-day holding period, and $5.8 million, based on a 99 percent confidence interval and employing a 10-day holding period.

Accounting results may not be indicative of the risks NJRES is taking or the expected economic results due to changes in accounting for energy services

Although NJRES enters into various contracts to economically hedge the value of its energy assets and operations, there can be no assurance that the hedge is operating effectively as intended and will continue to do so. Any uncontemplated change in the underlying item being hedged to that of a different or unforecasted position could result in a substantial negative impact to NJRES’ and NJR’s, financial condition, statement of operations or statement of cash flows.

NJNG and NJRES rely on storage and transportation assets that they do not own or control to deliver natural gas

NJNG and NJRES depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. If transportation is disrupted, or if storage capacity is inadequate, including for reasons of force majeure, the ability of NJNG and NJRES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates.

Investing through partnerships or joint ventures decreases NJR’s ability to manage risk

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

Regulatory and Legal Risks

NJR is subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to NJR

NJR and its subsidiaries are subject to substantial regulation from federal, state and local regulatory authorities. They are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of their business, including customer rates, services and natural gas pipeline operations.

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution operations, including construction and maintenance of facilities, operations, safety, rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. NJNG’s ability to obtain rate increases, including base rate increases, extend its incentive programs and maintain its current rates of return depends on regulatory discretion. There can be no assurance that NJNG will be able to obtain rate increases, continue its incentive programs or continue receiving its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future

NJNG records regulatory assets on its financial statements to reflect the rate-making nature and regulatory decision making of the BPU as allowed by current accounting principles generally accepted in the United States of America. The creation of a regulatory asset allows for the deferral of costs, absent a recovery mechanism to charge its customers in rates approved by the BPU that NJNG would normally charge to expense on its income statement. Primary regulatory assets that are subject to BPU approval include the underrecovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, WNC, the New Jersey Clean Energy program and pension and other postemployment plans. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG’s financial position, operations and cash flows.

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

NJR and its subsidiaries may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of its non-regulated energy investments

Construction, development and operation of energy investments, such as natural gas storage facilities and pipeline transportation systems, is subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR’s energy investments will require participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could become impaired and such impairment could have a materially adverse effect on NJR’s financial condition, results of operations or cash flows.

New Jersey Resources
Part I

ITEM 1A. RISK FACTORS (Continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,600 miles of distribution main, 6,500 miles of service main, 213 miles of transmission main and approximately 491,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 150,000 dth per day. These facilities are used for peaking natural gas supply and emergencies.

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

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 31 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $195 million at September 30, 2007. In addition, under the terms of the Indenture, NJNG could have issued up to approximately $493 million of additional first mortgage bonds as of September 30, 2007.

New Jersey Resources
Part I

ITEM 2. PROPERTIES (Continued)

Retail and Other (All properties are located in New Jersey)

At September 30, 2007, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot office building on 5 acres. See Note 1. Summary of Significant Accounting Policies-Impairment of Long-Lived Assets in the accompanying Consolidated Financial Statements for a discussion of a change in strategy with regard to CR&R’s 52 acres of Atlantic County land.

See Item 1. Environment for a discussion of regulatory matters concerning undeveloped land owned by CR&R.

NJRHS leases service centers in Town of Dover, Morris County, and Tinton Falls, Monmouth County.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis –Cash Flows for a discussion of anticipated fiscal 2008 and 2009 capital expenditures for each business segment.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup plan of three Manufactured Gas Plant (MGP) sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) with respect to two of the sites, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for those MGP remediation expenditures actually incurred through September 30, 2006. As of September 30, 2007, $85.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

In September 2007, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $105.3 million to $164.8 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that the cost will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range.

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.3 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation, if any that NJDEP might seek to recover. NJNG anticipates that any costs associated with this matter would be recoverable through the RAC.

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RAC or the impact on the Company’s results of operations, financial position or cash flows, which could be material.

BPU Order Regarding Long Branch Mass Tort Litigation-Related Costs

Beginning in July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, the Registrant and other parties. The complaints were, as of February 2004, designated as a Mass Tort Litigation (the Mass Tort Litigation). Among other things, the complaints alleged personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey.

In December 2005, a confidential settlement between NJNG and the plaintiffs in the Mass Tort Litigation was finalized and approved by the New Jersey Superior Court. A separate lawsuit (the Lawsuit) was filed by NJNG for declaratory relief against Kemper Indemnity Insurance Company (Kemper) arising from Kemper’s refusal to honor its obligations related to the Mass Tort Litigation under insurance policies procured by NJNG that were intended to limit NJNG's liability for third party claims for bodily injury and property damage, legal defense costs and remediation costs arising from environmental contamination and remediation at the former MGP sites in Long Branch and Toms River, New Jersey.

The Lawsuit was settled in January 2007. Pursuant to the terms of the settlement, NJNG received a payment (the Settlement Payment) in the amount of $12.8 million from Kemper and certain of its affiliates. The Settlement Payment was made in exchange for a general release of all claims asserted in the Lawsuit; no portion of the Settlement Payment was allocated to any particular claim.

Pursuant to the RAC, NJNG sought to recover the remaining litigation and settlement costs related to the Mass Tort Litigation and the Lawsuit. Under a written order by the BPU, dated October 3, 2007, approving a stipulation among NJNG, the BPU and the State of New Jersey Department of the Public Advocate, Division of Rate Counsel, NJNG will be allowed to recover litigation and settlement costs related to the Mass Tort Litigation and the Lawsuit to the extent that such costs exceed $4.0 million. $4.0 million is the portion of the costs NJNG incurred to litigate and settle the Mass Tort Litigation and the Lawsuit that is reasonably reflective of and attributable to personal injury claims. Personal injury claims are not recoverable under the RAC. The pre-tax settlement charge of $4.0 million was recognized in the fourth quarter of fiscal 2007 and is reflected in Operations and maintenance expense in the Consolidated Statements of Income.

New Jersey Resources
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in this Item 3, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	50	1986
Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	54	2004
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	46	1990
Senior Vice President, Energy Services, NJNG and NJRES	Joseph P. Shields	50	1996
Vice President and General Counsel	Mariellen Dugan	41	2005
Vice President, Customer Services, NJNG	Kathleen F. Kerr	43	2005
Vice President, Energy Delivery, NJNG	Craig A. Lynch	46	2005
Vice President, Marketing and Business Intelligence, NJNG	Thomas J. Massaro, Jr.	41	2004
Vice President, Internal Auditing, Service	George C. Smith, Jr.	50	2004
Vice President, Regulatory Affairs, NJNG	Mark R. Sperduto	49	2005
Vice President, Corporate Services, Service	Deborah G. Zilai	54	1996
Corporate Secretary	Rhonda M. Figueroa	48	2005
Director of Government Affairs and Chief of Staff	Linda B. Kellner	48	2006
Treasurer	William G. Foley	51	2007

There is no arrangement or understanding between the officers listed above and any other person pursuant to which they were selected as officers. The following is a brief account of their business experience during the past five years:

Laurence M. Downes, Chairman of the Board, President and Chief Executive Officer

Mr. Downes has held the position of Chairman of the Board since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer.

Kathleen T. Ellis, Senior Vice President, Corporate Affairs and Marketing

Ms. Ellis has held the position of Senior Vice President, Corporate Affairs since December 2004 and has held the position of Senior Vice President, Corporate Affairs and Marketing of NJNG since July 2007. From December 2002 to November 2004, she held the position of Director of Communications for the Governor of the State of New Jersey, and from August 1998 to December 2002, she held the position of Manager of Communications and Director, State Governmental Affairs for Public Service Electric and Gas Company (PSE&G), a combined gas and electric utility company based in Newark, NJ.

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

Joseph P. Shields, Senior Vice President, Energy Services, NJRES and NJNG

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

Kathleen F. Kerr, Vice President, Customer Services, NJNG

Mrs. Kerr joined NJNG as Vice President, Customer Services in January 2005. Before joining NJNG, Mrs. Kerr was Director of Customer Service for PSE&G from April 2002 to December 2004. Prior thereto, she held various senior management level positions at PSE&G in customer services and other areas from April 1985 to December 2004.

Craig A. Lynch, Vice President, Energy Delivery, NJNG

Mr. Lynch has held the position of Vice President, Energy Delivery, NJNG, since November 2005. He joined NJNG in 1984 and is responsible for all aspects of NJNG’s distribution, transmission, and utility operations. Prior to his current position, Mr. Lynch held the position of Director–Distribution, NJNG from July 1997 to October 2005. His duties were focused on the operation of the distribution system, ensuring that the expansion and maintenance of the system satisfied all federal, state, county and municipal regulations and conformed to all of NJNG’s procedures and practices in an efficient and economical manner.

Thomas J. Massaro, Jr., Vice President, Marketing and Business Intelligence, NJNG

Mr. Massaro has held the position of Vice President, Marketing and Business Intelligence, since July 2007 and was the Treasurer at NJNG from September 2006 through September 2007. He is responsible for the marketing function for NJNG. He joined NJNG in June 1989 as a Management Engineer and has held several senior management positions in marketing, operations and customer service, including President of NJRHS from November 2004 to June 2005, and Director of Operations at NJRHS from January 2004 to November 2004.

New Jersey Resources
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY (Continued)

George C. Smith, Vice President, Internal Auditing, Service

Mr. Smith joined NJR in 1984 as an Associate Auditor. He has held the position of Vice President, Internal Auditing since January 2004. In his prior role as Director of Internal Audit from 1998 to 2004, he redefined the internal audit function at NJR, implementing a new approach to identify and analyze controls and related processes.

Mark R. Sperduto, Vice President, Regulatory Affairs, NJNG

Mr. Sperduto joined NJNG in March 2005 and is responsible for the regulatory affairs strategy and supports initiatives on key issues such as price stability and improved service. Previously, Mr. Sperduto held the positions of Issues Manager–Financial and Director–Corporate Issues at PSE&G from November 2001 to March 2005 and held various positions there from August 1991 to November 2001. Mr. Sperduto started his career on the staff of the New Jersey Board of Public Utilities, holding various positions with the agency from 1980 to 1991.

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

Rhonda M. Figueroa, Corporate Secretary

Ms. Figueroa has held the position of Corporate Secretary since March 2006. Her responsibilities include serving as the secretary to the Board of Directors of NJR and its subsidiaries as well as on various internal committees. She also serves as the Company’s registered agent and keeper of records. Ms. Figueroa joined NJR in 1981. From November 2005 to March 2006 she held the position of Assistant Corporate Secretary, from August 2002 to November 2005, she held the position of Manager of Business Transformation, and from August 2001 to August 2002, she held the position of Manager of Marketing Services for NJRHS.

Linda B. Kellner, Director of Government Affairs and Chief of Staff

Ms. Kellner has held the position of Chief of Staff since February 2001 and the position of Director of Government Affairs since January 2003. She currently is responsible for state and federal legislative activities impacting the energy industry, community relations as they relate to the Company’s environmental remediation projects, the corporate-wide Diversity initiative and preparation of communications for the NJR Board of Directors. From January 2000 to January 2003, she held the position of Manager of Government Affairs and from October 1995 to December 1999, she served as Manager of Policy Analysis.

William G. Foley, Treasurer

Mr. Foley joined New Jersey Resources in September 2007 and is responsible for the management and leadership of the corporate treasury and investor relations functions. He held the position of Director of Energy Derivatives at Societe Generale Bank from September 2005 to August 2007, at ABN AMRO Bank from October 2004 to August 2005 and at Deutsche Bank from January 2001 to September 2004 and was responsible for trading and marketing natural gas derivatives. From August 1984 through June 1995 he held various positions in finance and treasury, including Assistant Treasurer at CSX Corporation (CSX). His responsibilities at CSX included risk management, investor relations and cash management. In addition, Mr. Foley has taught as an adjunct professor at Rutgers Business School.

New Jersey Resources
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2007, NJR had 13,736 holders of record of its common stock.

NJR’s common stock high and low sales prices and dividends paid per share were as follows:

	2007		2006		Dividends Paid
	High	Low	High	Low	2007	2006
Fiscal Quarter
First	$53.16	$48.46	$46.95	$40.68	$.36	$.34
Second	$51.10	$46.30	$45.96	$41.49	$.38	$.36
Third	$56.45	$49.80	$47.38	$42.85	$.38	$.36
Fourth	$52.70	$45.50	$51.39	$46.34	$.38	$.36

In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times and, as of September 30, 2007, the Company has 8,147 shares of its common stock still available for repurchase. On November 14, 2007, the NJR Board of Directors authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1 million shares, bringing the total permitted repurchases to 4.5 million shares as of that date.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	—	—	—	348,147
8/1/07 – 8/31/07	—	—	—	348,147
9/1/07 – 9/30/07	340,000	48.74	340,000	8,147
Total	340,000	48.74	340,000	8,147

The Chief Executive Officer’s annual certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards was submitted to the NYSE in fiscal 2007.

New Jersey Resources
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

	Fiscal Years Ended September 30,
(Thousands, except per share data)	2007	2006 (1)	2005 (1)	2004 (2)	2003 (2)
SELECTED FINANCIAL DATA
Operating Revenues	$3,021,765	$3,271,229	$3,184,582	$2,545,908	$2,554,368
Operating Expenses
Gas purchases	2,621,575	2,639,489	2,914,387	2,236,501	2,219,242
Operation and maintenance	136,601	121,384	108,441	101,118	101,438
Regulatory rider expenses	37,605	28,587	31,594	9,540	4,592
Depreciation and amortization	36,235	34,753	33,675	32,449	31,965
Energy and other taxes	62,499	58,632	56,211	49,908	46,639
Total Operating Expenses	2,894,515	2,882,845	3,144,308	2,429,516	2,403,876
Operating Income	127,250	388,384	40,274	116,392	150,492
Other income	4,294	4,725	4,814	3,864	1,085
Interest charges, net	27,613	25,669	20,474	15,395	13,992
Income before Income Taxes	103,931	367,440	24,614	104,861	137,585
Income tax provision	40,312	147,349	7,832	40,663	55,392
Equity in earnings, net of tax	1,662	1,817	1,753	1,101	568
Net Income	$65,281	$221,908	$18,535	$65,299	$82,761

Total Assets	$2,230,745	$2,398,928	$2,330,248	$1,861,979	$1,584,775

CAPITALIZATION
Common stock equity	$644,797	$621,662	$438,052	$467,917	$418,941
Long-term debt	383,184	332,332	317,204	315,887	257,899
Total Capitalization	$1,027,981	$953,994	$755,256	$783,804	$676,840

COMMON STOCK DATA
Earnings per share–Basic	$2.34	$7.96	$0.67	$2.37	$3.05
Earnings per share–Diluted	$2.33	$7.90	$0.66	$2.33	$3.01
Dividends declared per share	$1.52	$1.44	$1.36	$1.30	$1.24
(1)
See “Restatement of Prior Years Financial Statements” at the beginning of Part I, Item I and Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of the Form 10-K.

(2)
The Selected Financial Data for years ended September 30, 2004 and 2003 have been restated to reflect adjustments to a change in accounting for certain derivative instruments as further described in the “Restatement of Prior Years Financial Statements” at the beginning of Part 1, Item 1.

New Jersey Resources
Part II

 ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

	Fiscal Years Ended September 30,
($ in thousands)	2007	2006	2005	2004	2003
Operating Revenues
Residential	$ 584,727	$ 598,274	$ 568,324	$496,866	$433,634
Commercial and other	132,113	172,465	143,211	118,326	99,587
Firm transportation	36,794	28,656	29,566	28,987	34,682
Total residential and commercial	753,634	799,395	741,101	644,179	567,903
Interruptible	7,141	12,134	14,377	9,575	8,406
Total system	760,775	811,529	755,478	653,754	576,309
Incentive programs	244,813	327,245	382,802	275,148	183,569
Total Operating Revenues	$1,005,588	$1,138,774	$1,138,280	$928,902	$759,878
Throughput (Bcf)
Residential	41.8	39.4	43.7	44.1	46.2
Commercial and other	9.4	10.4	11.3	10.9	10.9
Firm transportation	8.6	7.4	7.6	8.4	10.4
Total residential and commercial	59.8	57.2	62.6	63.4	67.5
Interruptible	6.5	7.2	9.7	8.9	7.4
Total system	66.3	64.4	72.3	72.3	74.9
Incentive programs	36.5	38.4	52.4	47.1	35.8
Total Throughput	102.8	102.8	124.7	119.4	110.7
Customers at Year-End
Residential	435,169	429,834	418,646	410,005	397,584
Commercial and other	28,916	28,914	28,878	27,718	26,313
Firm transportation	14,104	12,874	15,246	16,387	19,867
Total residential and commercial	478,189	471,622	462,770	454,110	443,764
Interruptible	45	48	47	63	51
Incentive programs	26	35	39	35	25
Total Customers at Year-End	478,260	471,705	462,856	454,208	443,840
Interest Coverage Ratio	6.03	7.63	6.38	7.38	7.65
Average Therm Use per Customer
Residential	960	920	1,045	1,079	1,178
Commercial and other	5,710	5,084	5,443	5,646	6,182
Degree-days	4,481	4,367	4,927	4,810	5,354
Weather as a Percent of Normal	94%	90%	102%	99%	111%
Number of Employees	548	516	518	539	551

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 1 of this annual report and are incorporated herein and the risk factors that may cause such differences are summarized in Item 1A beginning on page 11 and are incorporated herein.

Restatement of Prior Fiscal Year Periods

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effects to the restatement discussed in Note 2 to the Consolidated Financial Statements.

During fiscal years 2007, 2006 and 2005 the Company used what is commonly referred to as “critical-terms-match” (CTM) to qualify its derivative instruments used in energy transactions at NJRES and NJR Energy as cash flow hedges under the guidance of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, (SFAS 133). During fiscal 2007, management of the Company became aware that staff of the Securities and Exchange Commission (the “SEC”), in a speech, had raised questions that some registrants may have inappropriately been applying the CTM approach. As a result, the Company commenced a study to reanalyze how it documented CTM for its derivative instruments treated as cash flow hedges. Based on this analysis, the Company concluded that it had incorrectly applied cash flow hedge accounting to these derivative instruments.

The Company’s conclusion that it had incorrectly applied cash flow hedge accounting results in recognizing as part of Gas purchases and Operating revenues, as appropriate, in the Consolidated Statements of Income the impact of the change in fair value of NJRES’ and NJR Energy’s derivative assets and liabilities that had previously been recorded as part of Accumulated other comprehensive income (OCI), which is a component of Common Stock Equity. These changes in fair value, referred to as unrealized gains or losses, impact the Consolidated Statements of Income only and have no change on the economic value associated with the underlying forecasted transactions. There was no impact on reported cash flow from operations or liquidity, and this change will not result in any future change to cash flow from operations or liquidity.

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the New England region and Canada through its two principal subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

Comprising the Natural Gas Distribution segment, NJNG is a natural gas utility which provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. In addition, NJRES provides wholesale energy services to non-affiliated utility and energy companies. NJRES comprises the Energy Services segment.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York and NJR Steckman Ridge Storage Company, which, in March 2007, acquired a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), an estimated 20 billion cubic foot (Bcf) natural gas storage facility that is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Company, which provides support services to the various NJR businesses.

Net income and assets by business segment are as follows:

($ in thousands)	2007		2006		2005
Net Income
Natural Gas Distribution	$44,480	68%	$46,870	21%	$53,376	288%
Energy Services	21,298	33	188,372	85	(62,805)	(339)
Retail and Other	(497)	(1)	(13,334)	(6)	27,964	151
Total	$65,281	100%	$221,908	100%	$18,535	100%

($ in thousands)	2007		2006		2005
Assets
Natural Gas Distribution	$1,568,895	70%	$1,586,934	66%	$1,581,758	68%
Energy Services	482,404	22	714,867	30	621,471	27
Retail and Other	179,446	8	97,127	4	127,019	5
Total	$2,230,745	100%	$2,398,928	100%	$2,330,248	100%

NJRES and NJR Energy account for certain of its derivative instruments (financial futures, swaps and options) used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under SFAS 133.

The change in fair value of derivative instruments at NJRES and NJR Energy over periods of time, referred to as unrealized gains or losses, can result in substantial volatility in reported net income under generally accepted accounting principles of the United States of America (GAAP). Included in Net income in the table above are unrealized (losses) and gains in the Energy Services segment of $(18.9) million, $160.3 million and $(79.3) million, after taxes, for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Included in Net income above are unrealized (losses) and gains in the Retail and Other segment of $(4.2) million, $(16.9) million and $21.5 million, after taxes, for the fiscal year ended September 30, 2007, 2006 and 2005, respectively.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Unrealized losses and gains at NJRES are the result of changes in the fair value of financial derivative instruments used to economically hedge future natural gas sales, purchases and transportation. They are the result of changes in the market-price of natural gas futures and basis swaps.

NJR Energy records unrealized losses and gains with respect to the change in fair value of the long-term financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact.

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably through several key initiatives including:

•
Working with the BPU and New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its customer growth, which is expected to total approximately 1.8 percent annually;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs;

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ prices as stable as possible; and

•
Assessing the market and timing with respect to filing for a base rate increase, which takes into account many factors, including, but not limited to, earning a reasonable rate of return on the investments that have been constructed in the gas distribution system, as well as recovery of all prudently incurred costs in order to provide reliable service throughout NJNG’s service territory.

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for its natural gas delivery service by approximately $58.4 million, including a return on equity component of 11.375 percent. This base rate review filing is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to its delivery rates would become effective during fiscal 2008.

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

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    For the fiscal years ended September 30, 2006 and 2005, the impact on weather was mitigated by a Weather Normalization Clause (WNC). The WNC, however, did not capture lower customer usage per degree-day. To mitigate this, NJNG obtained approval of the CIP effective as of October 1, 2006. Therefore, for fiscal 2007, the impact of weather and usage on NJNG’s utility gross margin was significantly mitigated due to the CIP.

  The CIP is a three-year pilot program designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. For the term of the pilot the existing WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.5 percent, and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. To encourage energy efficiency, NJNG is also required to administer programs to further customer conservation efforts over the term of the pilot. As of September 30, 2007 and 2006, the obligation to fund these conservation programs was recorded at its present value of $1.4 million and $1.8 million, respectively on the Consolidated Balance Sheets. An annual filing for the CIP must be made in June of each year, coincident with NJNG’s annual BGSS filing.

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

Energy Services Segment

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls through natural gas pipeline transportation and storage contracts, as well as providing asset management services to customers in states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions and Canada.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES incorporates the following elements to provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES’ customers by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio;

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin; and

•	Managing hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

NJRES views “financial margin” as its key financial measurement metric. NJRES’ financial margin represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative financial instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses.

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

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many different locations, commonly referred to as delivery points, are readily available. For example, NJRES generates financial margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a high current or future price, all within the constraints of its credit and contracts policies. Through the use of transportation and storage services, NJRES is able to generate financial margin through pricing differences that occur over the duration of time the assets are held.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

NJRES also participates in park-and-loan transactions with pipeline counterparties, where NJRES will borrow natural gas when there is an opportunity to capture arbitrage value. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay and the resulting spread it can generate to the amount it will receive to sell the borrowed gas to another counterparty in relation to the cost it will incur to purchase the gas at a later date for return back to the pipeline. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures.

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

Retail and Other Segment

In the Retail and Other segment, NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets represent natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which generally have a regulated rate or tariff structure, can provide a significant growth opportunity for the Company. To that end, NJR has acquired an interest in Iroquois and Steckman Ridge, which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses in the Retail and Other segment include NJRHS, which provides service, sales and installation of appliances to over 149,000 customers, is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

As of September 30, 2007, NJR has invested $55 million in the Steckman Ridge natural gas storage facility. Project costs related to the development of the storage facility are expected to be approximately $250 million of which NJR is responsible for 50 percent, or $125 million. NJR expects that Steckman Ridge will be able to secure non-recourse financing for the construction and development of its facilities, thereby reducing the expected funding obligation of NJR.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. The Company regularly evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

Regulatory Accounting

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), and consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s BGSS requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

As of September 30, 2007, NJR adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans, which requires that the funded status of its pension and OPEB plans be fully recognized on the balance sheet. The liability relating to NJNG’s unrecognized prior service costs is offset by an increase to Regulatory assets as of September 30, 2007, as these unrecognized prior service costs have historically been recovered in rates charged to customers. In addition to the BGSS and deferred pension costs, other regulatory assets consist primarily of remediation costs associated with MGP sites, the CIP, the WNC, the New Jersey Clean Energy Program and the Universal Service Fund Program, all of which are subject to BPU approval and are recorded as a Regulatory asset or liability on the Consolidated Balance Sheets. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost and carrying costs would be charged to income in the period of such determination.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Derivatives

    Derivative activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of its derivative instruments in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income. NJR also has certain derivative instruments that qualify as cash flow hedges. Under SFAS 133, the changes in fair value of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other comprehensive income, which accumulates as a component of Common stock equity.

NJNG’s derivatives that are used to manage price risk of its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

NJR has not designated any derivatives as fair value hedges as of September 30, 2007 and 2006.

In providing its unregulated wholesale energy services, NJRES enters into physical contracts to buy and sell natural gas. These contracts qualify for the “normal purchase normal sale” scope exception under SFAS 133 in that they provide for the purchase or sale of natural gas that will be delivered in quantities expected to be used or sold by NJRES over a reasonable period of time in the normal course of business. Accordingly, NJRES records the related liabilities incurred and assets acquired under these contracts when title to the underlying commodity passes.

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES’ portfolio is valued using a combination of proprietary modeling methods and the most currently available market pricing and data. Should there be a significant change in model assumptions, or in the underlying market prices or data, or should certain contracts fail to meet the normal purchase normal sale scope exception of SFAS 133, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods have remained consistent for fiscal years 2007, 2006 and 2005.

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an outside consulting firm. From this review, NJNG estimates expenditures that will be necessary to remediate and monitor these MGP sites. NJNG’s estimate of these liabilities is developed from then currently available facts, existing technology and presently enacted laws and regulations.

Where it is probable that the cost will be incurred, but the information is sufficient to establish only a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the accrued liability.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, the impact of litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2007 and 2006, $85.1 million and $83.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, is included in Regulatory assets on the Consolidated Balance Sheet, respectively.

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

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) on PBO (Thousands)	Estimated Increase/ (Decrease) to Expense (Thousands)
Discount rate	1.00%	$(13,128)	$(1,434)
Discount rate	(1.00)%	$ 16,264	$ 1,490
Rate of return on plan assets	1.00%	n/a	$(912)
Rate of return on plan assets	(1.00)%	n/a	$ 912

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Postemployment Benefits

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(7,169)	$(721)
Discount rate	(1.00)%	$ 9,038	$ 866
Rate of return on plan assets	1.00%	n/a	$(254)
Rate of return on plan assets	(1.00)%	n/a	$ 254

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$ 8,493	$ 1,440
Health care cost trend rate	(1.00)%	$(6,850)	$(1,142)

New Accounting Standards

For a detailed description of New Accounting Standards see Note 1. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

Results of Operations

Consolidated

Net income decreased 70.6 percent to $65.3 million in fiscal 2007 and increased 1,097.2 percent to $221.9 million in fiscal 2006. The fluctuations are based on comparisons to the same prior fiscal year period. The fiscal 2007 results were $2.34 per basic share and $2.33 per diluted share, compared with the fiscal 2006 results of $7.96 per basic share and $7.90 per diluted share. Changes in Net income were primarily driven by unrealized (losses) and gains at NJRES and NJR Energy. Combined unrealized (losses) and gains, which were primarily due to the change in the fair market value of financial derivative instruments as a result of market conditions for the purchase and sale of natural gas, were $(23.1) million, $143.4 million and $(57.8) million, after taxes, for the years ended September 30, 2007, 2006 and 2005, respectively.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 478,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Electric Discount and Energy Competition Act (EDECA) provides the framework for New Jersey’s energy markets, which are open to competition from other energy suppliers. Currently, NJNG’s residential markets are open to competition, and its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities.

NJNG’s financial results are as follows:

(Thousands)	2007	2006	2005
Utility Gross Margin
Operating revenues	$1,005,588	$1,138,774	$1,138,280
Less:
Gas purchases	687,201	847,276	846,373
Energy and other taxes	56,475	52,908	50,517
Regulatory rider expense	37,605	28,587	31,594
Total Utility Gross Margin	$224,307	$210,003	$209,796
Utility Gross Margin
Residential and commercial	$186,183	$178,732	$179,374
Transportation	29,350	22,850	23,209
Total Utility Firm Gross Margin	215,533	201,582	202,583
Incentive programs	8,125	7,403	6,092
Interruptible	649	1,018	1,121
Total Utility Gross Margin	$224,307	$210,003	$209,796
Operation and maintenance expense	97,006	84,907	76,626
Depreciation and amortization	35,648	34,146	32,905
Other taxes not reflected in utility gross margin	3,125	2,921	2,857
Operating Income	$88,528	$88,029	$97,408
Other income	3,468	3,448	3,144
Interest charges, net	21,182	16,456	14,293
Income tax provision	26,334	28,151	32,883
Net Income	$44,480	$46,870	$53,376

The following table summarizes total throughput in billion cubic feet (Bcf) of natural gas by type through the NJNG distribution system:

(Bcf)	2007	2006	2005
Throughput
Residential and commercial	51.2	49.8	55.0
Transportation	8.6	7.4	7.6
Total Firm Throughput	59.8	57.2	62.6
Incentive programs	36.5	38.4	52.4
Interruptible	6.5	7.2	9.7
Total Throughput	102.8	102.8	124.7

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

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff, approved by the BPU. The BGSS tariff rate includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff rate in subsequent years.

Sales tax was calculated at 6 percent of revenue for fiscal year 2005, as well as through July 14, 2006. On July 15, 2006, the sales tax was raised to 7 percent of revenue, and was calculated at 7 percent for all of fiscal 2007. The sales tax calculation excludes sales to cogeneration facilities, other utilities, off-system sales and federal accounts.

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

NJNG’s Operating revenues decreased by $133.2 million, or 11.7 percent, and Gas purchases decreased by $160.1 million, or 18.9 percent, for fiscal year 2007. Unlike fiscal 2006 and 2005, which remained flat at approximately $1.1 billion, the change in operating revenue from fiscal 2007 as compared to fiscal 2006 is the net effect of:

•
a decrease due to BGSS customer refunds of $55.1 million and $21.3 million, inclusive of sales tax refunds of $3.6 million and $1.3 million, in December 2006 and March 2007, respectively, as a result of lower cost of gas purchases achieved through a successful natural gas commodity purchasing strategy and declining wholesale natural gas market prices;

•
a decrease in off-system revenue of $81 million as a result of a 20 percent decrease in the average off-system price of natural gas from $9.405 per dth for fiscal 2006 to $7.513 per dth for fiscal 2007 coupled with a 5 percent decrease in sales volume from 38.4 bcf in fiscal 2006 to 36.5 bcf in fiscal 2007;

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	the effect of the non-weather portion of CIP accrual totaling $8.3 million, as a result of lower customer usage per degree-day; and

•
growth in the number of residential sales customers of 5,335 from fiscal 2006 to fiscal 2007 along with an increase in the number of commercial and industrial transport customers of 595 from fiscal 2006 to fiscal 2007.

The changes for fiscal 2006, as compared with fiscal 2005, were due primarily to:

•
an increase in operating revenues associated with firm sales of $83.3 million due primarily to BGSS rates being adjusted in fiscal 2006 to provide provisional rate relief to NJNG in light of the volatile wholesale natural gas market; fully offset by

•
a decrease due to a BGSS customer refund of approximately $23.7 million, which is inclusive of a sales tax refund of $1.3 million, as a result of lower cost of gas purchases achieved through a successful natural gas commodity purchasing strategy and declining wholesale natural gas market prices; and

•
a decrease in off-system revenue in the amount of $55.6 million, which was primarily the result of a 27 percent decrease in volume sold from 52.4 bcf in 2005 to 38.4 bcf in 2006, partially offset by a 13.2 percent increase in the average off-system price of natural gas from $8.23 per dth for fiscal 2005 to $9.405 per dth for fiscal 2006.

Gas purchases decreased 18.9 percent to $687.2 million in fiscal 2007 from $847.3 million in fiscal 2006. This decrease was due primarily to the following:

•	a 23.5 percent decrease in the average price of natural gas from $8.830 per dth in fiscal 2006 to $6.758 per dth in fiscal 2007;

•	credits to the cost of gas of $51.5 million and $19.9 million as a result of the BGSS customer refunds in December 2006 and March 2007 respectively; and

•
a 20 percent decrease in the average off-system price of natural gas from $9.405 per dth in fiscal 2006 to $7.513 per dth in fiscal 2007, in conjunction with a 5 percent decrease in off-system sales of 1.9 bcf.

Gas purchases increased less than 1 percent to $847.3 million in fiscal 2006, as compared with fiscal 2005. The $903,000 increase in fiscal 2006 was due primarily to increased average gas prices offset by decreased volumes purchased.

Energy tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Consolidated Statements of Income, totaled $56.5 million, $52.9 million and $50.5 million in fiscal 2007, 2006 and 2005, respectively. This increase in fiscal 2007 as compared with fiscal 2006 is due primarily to the change in the sales tax rate from 6 percent to 7 percent, as applied to NJNG’s operating revenue, and was partially offset by reduced revenues, as a result of customer refunds. The increase in sales tax and TEFA in fiscal 2006 was due primarily to an increase in operating revenue from firm sales to $799 million in fiscal 2006 from $741 million in fiscal 2005.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulatory rider expenses totaled $37.6 million, $28.6 million and $31.6 million in fiscal 2007, 2006, and 2005, respectively. The increase in regulatory rider expenses in fiscal 2007 is due primarily to an increase in the USF rider rate in November, 2006 in conjunction with an increase in firm throughput sales as a result of customer growth. The decrease in regulatory rider expenses in fiscal 2006 is a direct result of the decrease in firm throughput through the NJNG natural gas distribution system.

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

Utility Firm Gross Margin

For fiscal years 2006 and 2005, Utility firm gross margin from residential and commercial customers was impacted by the WNC, which provided for a revenue adjustment if the weather varied by more than one-half percent from normal weather (i.e., 20-year average). The accumulated adjustment from one heating season (i.e., October through May) was billed or credited to customers in subsequent periods. This mechanism reduced the variability of both customers’ bills and NJNG’s earnings due to weather fluctuations. The WNC did not, however, reflect reductions in customer usage from the assumed level in the WNC. These reductions related to customer usage have been captured in NJNG’s CIP tariff, which became effective in fiscal 2007.

Effective October 1, 2006, the BPU approved the CIP to encourage energy savings while allowing NJNG to recover the necessary costs of operations. The three-year pilot program eliminates the disincentive to promote conservation and energy efficiency, since utility gross margin is no longer directly linked to customer usage. The CIP tariff normalizes NJNG’s utility gross margin recoveries for variances not only in weather but also other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved, and is subject to an earnings test, which contains a return on equity component of 10.5 percent.

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

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total utility firm gross margin increased $14.0 million, or 6.9 percent, and $1.0 million, or less than 1 percent, in fiscal 2007 and 2006, respectively. The changes for fiscal 2007 were due primarily to:

•
the effect of the CIP in the current fiscal year, which captures the impact from both weather and customer usage, when compared to the same periods in the prior fiscal year when the WNC, which did not capture the impact of lower usage per degree-day, was in effect;

•	commercial transport customer growth of 13.9 percent; and

•	residential, commercial and industrial sales customer growth of 1.2 percent.

The change in fiscal 2006 was due primarily to the net effect of:

•	the decrease in natural gas used by customers, as the winter heating season was 11.4 percent warmer compared with fiscal 2005;

•	a reduction in customer usage per degree-day over the same period in fiscal 2005; partially offset by

•	an increase in fixed revenue as a result of customer growth; and

•	the impact of the WNC.

NJNG added 8,421 and 10,159 new customers and added natural gas heat and other services to another 770 and 874 existing customers in fiscal 2007 and 2006, respectively. This customer growth represents an estimated annual increase of approximately 1.1 billion cubic feet in sales to firm customers, assuming normal weather and usage.

The weather in fiscal 2007 was 5.6 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $8.2 million. In fiscal 2006, the weather was 9.9 percent warmer than normal, therefore NJNG deferred $10.3 million of gross margin for future recovery from customers under the WNC. The weather in fiscal 2005 was 1.5 percent colder than normal, therefore NJNG deferred $2.1 million of gross margin for future refunds to customers under the WNC. On October 3, 2007, the BPU approved the full recovery of $8.1 million of previously deferred amounts associated with the WNC.

Utility firm gross margin from transportation service increased $6.5 million, or 28.4 percent, and decreased approximately $359,000, or 1.6 percent, in fiscal 2007 and 2006, respectively. NJNG transported 8.6 Bcf for its firm customers in fiscal 2007, compared with 7.4 Bcf in fiscal 2006 and 7.6 Bcf in fiscal 2005. The increase in utility firm gross margin in fiscal 2007 was due primarily to an increase in the number of residential and commercial customers switching from firm to transportation services, combined with the impact of the CIP program. The decrease in fiscal 2006 were due primarily to a reduction in customers utilizing the transportation service as a result of warmer weather and lower usage per degree-day discussed above.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows residential and commercial customers using transportation services as of the fiscal years ended September 30:

	2007	2006	2005
Residential	9,229	8,594	11,723
Commercial	4,875	4,280	3,523
Total	14,104	12,874	15,246

The increase in transportation customers for fiscal 2007 was due primarily to a change in marketing efforts by third-party natural gas service providers in NJNG’s service territory. The decrease in transportation customers for fiscal 2006 was due primarily to a decline in third-party marketing efforts in NJNG’s service territory.

In fiscal 2008 and 2009, NJNG currently expects to add, in total, approximately 16,000 to 19,000 new customers. In addition, NJNG expects to convert an additional 700 existing customers per year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 1.8 percent and result in an estimated sales increase of approximately 1.1 Bcf to 1.2 Bcf, annually.

The Company believes that this growth would increase utility gross margin under present base rates by approximately $4.0 to $4.3 million annually, as calculated under NJNG’s CIP tariff.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs, enabling NJNG customers to be credited 80 percent, and NJNG to retain 20 percent, of these costs and results. Beginning November 1, 2007, NJNG customers will be credited 85 percent and NJNG will retain 15 percent of the gains or losses.

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

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On October 3, 2007, the BPU approved an agreement whereby the existing off-system sales, capacity release, storage incentive and FRM utility gross margin-sharing programs between customers and NJNG were extended through October 31, 2008.

NJNG’s incentive programs totaled 36.5 Bcf and generated $8.1 million of utility gross margin in fiscal 2007, compared with 38.4 Bcf and $7.4 million of utility gross margin in fiscal 2006 and 52.4 Bcf and $6.1 million of utility gross margin in fiscal 2005. Utility gross margin from incentive programs comprised 4 percent of total utility gross margin in fiscal 2007 and 4 percent and 3 percent of total utility gross margin in fiscal 2006 and 2005, respectively. The increase in utility gross margin for fiscal 2007 was due primarily to higher margin from the storage incentive and FRM programs which was largely offset by lower off-system sales margin from lower volumes sold and as driven by market opportunities. The increase in utility gross margin in fiscal 2006 was primarily due to the FRM and the storage incentive programs, which both benefited from additional volatility in the wholesale energy market.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have decreased from an average of $8.830/dth in fiscal year 2006 to $6.758/dth in fiscal year 2007, which represents a 23.5 percent decrease, while the average off-system price decreased by 20.0 percent from an average of $9.405/dth in 2006 to $7.513 /dth in 2007.

Interruptible Sales Tariff Revenues

NJNG serves 45 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 6.3 percent of total throughput in fiscal 2007, 7.0 percent of total throughput in fiscal 2006 and 7.8 percent of the total throughput in fiscal 2005, they accounted for less than 1 percent of the total utility gross margin in each year due to the sharing formulas that govern these sales. Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 1.5 Bcf and 2.0 Bcf in fiscal 2007 and 2006, respectively. In addition, NJNG transported 5.0 Bcf and 5.2 Bcf in fiscal 2007 and 2006, respectively, for its interruptible customers. The agreement with the BPU approved on October 3, 2007, included the termination of the incentive programs related to interruptible sales, on-system interruptible transportation and sales to the Sayreville and Forked River facilities effective November 1, 2007.

Operation and Maintenance Expense

Operation and maintenance expense increased $12.1 million, or 14.2 percent, in fiscal 2007 as compared with fiscal 2006 due primarily to:

•
the BPU settlement related to the Long Branch Mass Tort Litigation, reflecting the pre-tax litigation and settlement cost of $4.0 million attributed to personal injury claims that were previously deferred in Regulatory assets, but were not approved by the BPU as recoverable costs;

•	higher compensation costs of $5.9 million primarily due to an increase in the number of employees as well as annual wage increases;

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
an increase in contractor’s expense of $1.4 million due primarily to federally mandated pipeline integrity efforts in working towards completion of the Transmission Pipeline Integrity requirements; and

•	higher marketing incentives of $1.2 million for special promotional rebates associated with the conversion of additional customers from other fuels.

Operation and maintenance expense increased $8.3 million, or 10.8 percent, in fiscal 2006, compared with fiscal year 2005, due primarily to:

•	an increase in labor costs in the amount of $4.4 million as a result of an increased number of employees and annual wage increases;

•	the accrual of $1.8 million for the value of customer conservation costs to be incurred over a three-year period as part of the stipulation agreement for the CIP; and

•	an increase in bad debt expense of $350,000 as result of a change in the nature of the related accounts receivable.

Depreciation Expense

Depreciation expense increased $1.5 million in fiscal 2007 and $1.2 million in fiscal 2006, as compared with the respective previous fiscal years, due primarily to utility plant additions of $64.9 million and $53.1 million in fiscal 2007 and 2006, respectively.

Operating Income

Operating income increased $500,000, or 0.6 percent, in fiscal 2007, compared with fiscal 2006, due primarily to an increase in firm utility gross margin as a result of implementation of the CIP and firm utility customer growth, offset by an increase in operation and maintenance expense and depreciation expense as described above. During fiscal 2006, the WNC did not capture reductions in customer usage, but only the variability experienced by NJNG’s utility gross margin as a result of weather fluctuations. Operating income decreased $9.4 million, or 9.6 percent, in fiscal 2006, compared with fiscal 2005, due primarily to the relatively flat gross margin and higher Operation and maintenance expense due to higher regulatory costs, increased labor costs, an increase in bad debt expense and higher depreciation expense.

Interest Charges

Interest charges increased $4.7 million in fiscal 2007 compared with $2.2 million in fiscal 2006 due primarily to an increase in short-term borrowings and higher interest rates, as well as interest due to customers on balances associated with overrecovered gas costs. The increase in fiscal 2006 compared with fiscal 2005 was due primarily to higher average interest rates on variable rate long-term and short-term debt and interest costs payable to customers on overrecovered BGSS balances.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income

Net income decreased $2.4 million, or 5.1 percent, in fiscal 2007, compared with fiscal 2006, due primarily to higher Operating and maintenance expense as a result of the BPU settlement and higher labor expenses described above, as well as higher interest expense, partially offset by the implementation of the CIP and a reduction in bad debt expense. Net income decreased $6.5 million, or 12.2 percent, in fiscal 2006, compared with fiscal 2005, due primarily to lower operating income and higher interest expense as previously discussed.

Energy Services Operations

NJRES utilizes contractual assets that it controls for natural gas storage and pipeline transportation to meet its various sale and delivery commitments to its customers. NJRES purchases natural gas predominantly in the Gulf region of the United States and Canada, and transports that gas, through the use of pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada.

NJRES enters into contracts for delivery of physical natural gas and also enters into derivatives financial contracts at advantageous prices to establish an initial financial margin for the transaction. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads,” as well as over different time periods, for the delivery of natural gas to its customers, thereby improving the initially established financial margin result. NJRES utilizes financial futures, forwards and swap contracts to economically fix and protect the cash flows surrounding these transactions.

Predominantly all of NJRES’ purchases and sales result in the physical delivery of natural gas, and therefore, NJRES has elected  the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. The changes in fair value of NJRES’ derivative instruments, which are financial futures, forwards and swap contracts, are recognized in the Consolidated Statements of Income, as a component of Gas purchases.

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party for a fixed period of time, ratably over the term of the related natural gas pipeline or storage contract.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES’ financial results are summarized as follows:

(Thousands)	2007	2006	2005
Operating revenues	$1,994,682	$2,133,540	$1,973,268
Gas purchases	1,934,374	1,792,213	2,068,014
Gross margin (loss)	60,308	341,327	(94,746)
Operation and maintenance expense	18,521	16,415	6,916
Depreciation and amortization	214	211	253
Other taxes	660	656	710
Operating income (loss)	40,913	324,045	(102,625)
Other income	555	998	585
Interest charges, net	4,222	7,042	4,137
Income tax provision	15,948	129,629	(43,372)
Net income (loss)	$21,298	$188,372	$(62,805)

Management of the Company also uses non-GAAP measures when viewing the results of NJRES to understand the operational results without the impact of unsettled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

Financial margin represents Operating revenues from the sale of natural gas sales less Gas purchases, and excludes the accounting impacts of unrealized gains and losses from derivative instruments. These accounting impacts represent the change in fair value of these financial instruments, which represent futures and swaps designed to economically hedge forecasted natural gas purchases, sales and transportation, and are primarily open positions resulting in unrealized gains or losses. Net financial earnings represents Net income excluding the accounting impacts of unrealized gains and losses from these derivative instruments, net of taxes.

As revenues from the sale of natural gas to its customers, on a wholesale basis, are highly correlated to the wholesale price of natural gas and the economic impact of its derivative instruments will be substantially the same as the accounting results under GAAP upon transaction settlement, management of the Company believes that the net financial margin and net financial earnings measurements better represent the economic results of operations of NJRES. While significant volatility is measured on a GAAP basis the ultimate impact of the transaction will yield the same cash flow and economic result upon settlement of the derivative instrument and completion of the forecasted transaction. In viewing the financial margin and net financial earnings of NJRES, management of the Company reviews the results of operations without this volatility to measure the economic impact that NJRES achieved in relation to established benchmarks and goals.

The following table is a computation of financial margin of NJRES for the fiscal years ended September 30:

(Thousands)	2007	2006	2005
Operating revenues	$1,994,682	$2,133,540	$1,973,268
Gas purchases	1,934,374	1,792,213	2,068,014
Add:
Unrealized loss (gain) on derivative instruments	27,988	(269,590)	127,744
Realized loss (gain) from derivative instruments related to natural gas inventory	2,903	(710)	6,300
Financial margin	$91,199	$71,027	$39,298

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows for the years ended September 30:

(Thousands)	2007	2006	2005
Operating income (loss)	$40,913	$324,045	$(102,625)
Add:
Operation and maintenance expense	18,521	16,415	6,916
Depreciation and amortization	214	211	253
Other taxes	660	656	710
Subtotal – Gross margin (loss)	$60,308	$341,327	$(94,746)
Add:
Unrealized loss (gain) on derivative instruments	27,988	(269,590)	127,744
Realized loss (gain) from derivative instruments related to natural gas inventory	2,903	(710)	6,300
Financial margin	$91,199	$71,027	$39,298

A reconciliation of Net income to net financial earnings, is as follows for the years ended September 30:

(Thousands)	2007	2006	2005
Net income (loss)	$21,298	$188,372	$(62,805)
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	17,079	(159,838)	75,561
Realized loss (gain) from derivative instruments related to natural gas inventory, net of taxes	1,771	(421)	3,726
Net financial earnings	$40,148	$28,113	$16,482

NJRES' financial margin in fiscal 2007 increased $20.2 million, as compared to fiscal year 2006, due primarily to storage positions designed to capture additional value from favorable time spreads, coupled with higher sales volumes related to arbitrage opportunities that also provided additional margins during the winter season of fiscal 2007, when natural gas market prices experienced higher volatilities within a short time period in the Appalachian and Northeast regions of the United States. The volatility in prices, which were primarily due to below-normal temperatures in those regions, primarily during the second quarter of fiscal 2007, allowed NJRES to maximize its existing natural gas storage and basis positions to secure the majority of this increase in financial margin in fiscal 2007 as compared to fiscal 2006 as it was able to maximize pricing differences between locations from where it took delivered gas to where it could best be utilized given the weather conditions.

NJRES’ financial margin increased $31.7 million in fiscal 2006, as compared with fiscal 2005, due primarily to favorable time spreads on larger storage asset positions, as well as securing positive locational spreads on transportation capacity, and the benefit in market price changes from certain natural gas basis swaps, which concluded in October 2006.

NJRES’ operation and maintenance increased $2.1 million and $9.5 million in fiscal 2007 and 2006, respectively. The increases in both years are due primarily to increased compensation as a result of operational growth, incentive costs correlated to net financial earnings performance and increased charitable contributions.

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

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)	2007	2006	2005
Operating revenues	$21,495	$(1,085)	$73,034
Operation and maintenance expense	$21,074	$20,062	$24,899
Other income	$271	$279	$1,085
Equity in earnings, net of tax	$1,662	$1,817	$1,753
Net (loss) income	$(497)	$(13,334)	$27,964

NJR Energy has an economic hedge associated with a long-term fixed price contract to sell gas to a counterparty. The Income statement impact represents unrealized (losses) and gains associated with these derivative instruments of $(7.2) million, $(28.4) million and $36.3 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, which are recorded, pre-tax, as a component of Operating revenues. On an after-tax basis, these unrealized (losses) gains are $(4.2) million, $(16.9) million and $21.5 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Operating revenue in fiscal 2007 increased $22.6 million compared with fiscal 2006 due primarily to greater sales volumes associated with installations of cooling equipment and a greater volume of service contracts at NJRHS, and lower unrealized losses at NJR Energy as a result of its economic hedge. Operating revenues in fiscal 2006 decreased $74.1 million compared with fiscal 2005 due primarily to changes in fair value of NJR Energy’s economic hedge, resulting in unrealized losses, as a result of adverse price movements associated with the derivative financial instruments.

Operation and maintenance expenses in fiscal 2007 increased $1.0 million compared with fiscal 2006 due to higher compensation costs primarily due to an increase in the number of employees as well as annual wage increases. Operation and maintenance expenses in fiscal 2006 decreased $4.8 million compared with fiscal 2005 due primarily to impairment charges for undeveloped land for CR&R in fiscal 2005.

Other income in fiscal 2007 remained constant as compared to fiscal 2006. Other income in fiscal 2006 decreased $806,000 compared to fiscal 2005 due primarily to a significant gain on the sale of a commercial office building owned by CR&R in fiscal 2005 that did not recur in fiscal 2006.

Taxes netted in Equity in earnings from Iroquois are $1.1 million, $1.1 million, and $900,000 and are included in the Consolidated Statements of Income for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income in fiscal 2007 increased $12.8 million compared to fiscal 2006 due primarily to operating results at NJRHS offset partially by a reduced gain on the sale of land at CR&R and lower continued unrealized losses at NJR Energy. Net income in fiscal 2005, included a $6 million after-tax gain on the sale of the commercial office building, partially offset by the $2.5 million after-tax loss on the impairment of 52 acres of undeveloped land and early retirement charges. Excluding these items fiscal 2005 net income was $24.5 million. In fiscal 2006 net income decreased by $37.8 million, as compared with adjusted fiscal 2005 net income, due primarily to unrealized losses associated with the economic hedges at NJR Energy partially offset by improved operating results at NJRHS and greater earnings from the investment in Iroquois.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure at September 30 was as follows:

	2007	2006
Common stock equity	50%	50%
Long-term debt	30	27
Short-term debt	20	23
Total	100%	100%

Common stock equity

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

As of September 30, 2007, the Company had a 3.5 million share repurchase plan that has been approved by its Board of Directors and had repurchased all but 8,147 shares under this plan. On November 14, 2007, the NJR Board of Directors authorized an increase of 1 million shares to the plan, bringing the total permitted repurchases to 4.5 million shares as of that date.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of September 30, 2007, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $306 million available under these facilities (see Item 8. Financial Statements and Other Supplemental Data as Restated and Note 8. Short-term debt and credit facilities).

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR

On September 24, 2007, NJR issued $50 million of Unsecured Senior Notes which will be used for financing its initial investment in Steckman Ridge and general corporate purposes, including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

As of September 30, 2007, NJR had a $325 million committed credit facility with several banks, with a 3-year term expiring in December 2007. NJR expects to replace this facility in the first quarter of fiscal 2008 with a five-year committed credit facility.

Financial covenants contained in NJR’s credit facility include a maximum debt-to-total capitalization of 65 percent and minimum interest coverage ratio of 2.5. At September 30, 2007, the debt-to-total capitalization was 52 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR’s credit facility. For the year ended September 30, 2007, the interest coverage ratio, as defined in the credit facility, was 6.14.

NJR uses its short term borrowings primarily to finance its share repurchases, to satisfy NJRES’ short term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJR’s short-term borrowings at September 30, 2007, decreased to $40.2 million from $129.2 million at September 30, 2006, largely as a result of fewer share repurchases during the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. In addition, in October 2006, NJRES entered into a 3-year $30 million committed credit facility, guaranteed by NJR, which provided NJRES with an initial source of funds that NJRES was able to draw upon during fiscal 2007 to finance its working capital needs. NJR’s short-term debt at September 30, 2006, decreased to $129.2 million from $174.1 million at September 30, 2005. The decrease was due primarily to reduced margin calls, which were a result of increased over-the-counter transactions and lower natural gas prices.

As of September 30, 2007, NJR had three letters of credit outstanding on behalf of NJRES, one of which expired on November 30, 2007. A $14.0 million letter of credit was related to margin requirements for NJRES’ natural gas transactions and was not renewed. There are two remaining letters of credit outstanding on behalf of NJRES that expire on December 31, 2007.  These two letters of credit are comprised of a $4.0 million letter of credit that was renewed on August 1, 2007, in conjunction with a long-term natural gas storage agreement, and a $500,000 letter of credit that was entered into on September 28, 2007 for an additional storage transaction.

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which expired on December 3, 2007, in conjunction with development activities. This letter of credit will be renewed during the first quarter of fiscal 2008.

All of these letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

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

In August 2007, the BPU approved NJNG’s petition to issue and sell, in one or more series, an aggregate of $125 million in medium-term notes through July 31, 2010. The notes may be issued on a secured or unsecured basis and maturities can range from one to forty years. The proceeds from the issuance of the notes will be used to refinance short-term debt, which has been incurred to fund capital expenditure requirements and pension and other post-employment benefit programs. The notes are anticipated to be issued during the second quarter of fiscal 2008.

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG had $175.7 million of commercial paper borrowings supported by the credit facility as of September 30, 2007, and $151.5 million commercial paper borrowings as of September 30, 2006.

As of September 30, 2007, NJNG had a $34 million letter of credit outstanding that will expire on December 31, 2007, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit was replaced on November 30, 2007, by a stand-alone letter of credit, expiring on December 31, 2007, which does not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty, and it will be renewed as necessary upon its expiration.

In April 2007, NJNG entered into a 3-year, $30 million uncommitted credit facility with a multinational financial institution. As of September 30, 2007, NJNG had borrowings of $10.5 million outstanding under this facility. Borrowings under this facility are in addition to the amount available under the NJNG bank credit facility mentioned above.

NJRES

In October 2006, NJRES entered into a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. As of September 30, 2007, $30 million was borrowed under the facility.

Consolidated

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJR believes that as of September 30, 2007, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR believes that existing borrowing availability, its current cash balances and its cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2008 and 2009 will be met through the issuance of short-term and long-term debt and proceeds from the Company’s Automatic Dividend Reinvestment Plan.

Sale Leaseback

NJNG has received approximately $5.5 million, $4.1 million and $4.9 million in fiscal 2007, 2006 and 2005, respectively, related to the sale-leaseback of a portion of its gas meters. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2007.

(Thousands)	Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt *	$ 527,944	$ 16,104	$ 82,156	$ 43,820	$385,864
Capital lease obligations *	83,402	7,994	16,183	17,990	41,235
Operating leases *	8,601	2,870	3,795	1,266	670
Short-term debt	256,479	256,479	—	—	—
New Jersey Clean Energy Program*	11,473	8,832	2,641	—	—
Construction obligations	5,071	5,071	—	—	—
Remediation expenditures**	105,340	29,600	17,800	10,600	47,340
Natural gas supply purchase obligations–NJNG	35,201	30,781	4,008	412	—
Demand fee commitments - NJNG	436,554	81,409	170,702	112,604	71,839
Natural gas supply purchase obligations–NJRES	867,631	473,941	393,690	—	—
Demand fee commitments - NJRES	227,009	99,130	78,192	36,541	13,146
Total contractual cash obligations	$2,564,705	$1,012,211	$769,167	$223,233	$560,094
  * These obligations include an interest component.
** Expenditures are estimated.

As of September 30, 2007, there were NJR guarantees covering approximately $289 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

The Company made a discretionary $10 million tax-deductible contribution to its pension plans in fiscal 2006. The Company was not required to make minimum pension funding contributions during fiscal 2007. If market performance is less than anticipated, additional funding may be required.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In fiscal 2006, $3.7 million of tax-deductible discretionary contributions were made to the Other Postemployment Benefit (OPEB) plans. The Company’s funding level to its OPEB plans is expected to be approximately $685,000 annually over the next five years. Additional contributions to the pension and OPEB plans may be made based on market conditions and various assumptions.

The Company is obligated to fund up to $125 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge will secure non-recourse project financing for a portion of its construction activities and therefore reduce NJR’s obligation. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

NJNG’s total capital expenditures are estimated at $80.9 million and $77.4 million in fiscal 2008 and 2009, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow from operations totaled $122.4 million in fiscal 2007, compared with cash flow used in operations of $23.0 million in fiscal 2006 and cash flow from operations of $204.8 million in fiscal 2005. Operating cash flows are primarily impacted by variations in working capital, which are a function of the seasonality of NJR’s business and fluctuations in wholesale natural gas prices. In addition to higher net income and lower MGP expenditures, changes to the following components of working capital contributed to the increase in operating cash flows during fiscal 2007 as compared to fiscal 2006:

•
At NJNG, an increase in the change in accounts receivable of $91.5 million, a decrease in customer credit balances of $71.4 million, and a decrease in overrecovered gas costs primarily as a result of credits issued to retail customers due to reductions in the wholesale cost of natural gas;

•	An increase in gas inventory values at NJNG largely as a result of higher delivered average inventory prices;

•
A decrease in gas inventory values at NJRES is a result of lower volumes of gas in storage and a reduction in park-and-loan transactions, which represents natural gas inventory borrowed by NJRES to be ultimately returned at a later date, which NJRES utilizes to take advantage of pricing differentials over time; and

•	A decrease in gas purchases payable mostly as a result of lower NJRES gas purchases during September 2007 and reduced park-and-loan activity.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash flow used in operations totaled $23.0 million in fiscal 2006, compared with cash flow from operations of $204.8 million in fiscal 2005. The decrease of approximately $228 million in fiscal 2006, as compared with fiscal 2005, was due primarily to changes in working capital and higher MGP expenditures, which were partially offset by higher net income and a lower gain on asset sale. The reduction in cash flow from working capital was due primarily to the increase in gas in storage and a decrease in gas purchases payable, which were caused by higher storage volumes and wholesale gas commodity costs, partially offset by a decrease in accounts receivable, primarily as the result of BGSS customer credits in September 2006.

NJNG’s MGP expenditures are currently expected to total $29.6 million in fiscal 2008 (see Note 13. Commitments and Contingent Liabilities). Operating cash flows for the fiscal year ended September 30, 2007 include the receipt of $12.8 million in January 2007 related to the settlement of certain claims against NJNG’s insurance company (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings – Kemper Insurance Company Litigation).

Financing Activities

Cash flow used in financing activities totaled $3.5 million in fiscal 2007, compared with cash flows from financing activities of $74.0 million in fiscal 2006 and cash flows used in financing activities of $157.7 million in fiscal 2005. The change in fiscal 2007, as compared with fiscal 2006, was due primarily to a reduction in short term borrowings as a result of lower margin requirements and lower volumes held in gas inventory at NJRES, partially offset by refinancing of short-term borrowings through a long-term debt issuance of $50 million at NJR, as well as a reduction in the amount of share repurchases. The change in fiscal 2006, as compared to fiscal 2005, was due primarily to an increase in the amount of short-term debt utilized, increased issuance of long-term debt and increased proceeds from the exercise of stock options partially offset by higher common stock repurchases.

NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements, which are funded by NJR or its committed credit facility guaranteed by NJR.

In October 2005, under the New Jersey Economic Development Authority (EDA) Act, NJNG used proceeds from EDA Series 2005A and 2005B bonds to refinance NJNG’s $10.3 million, 5.38 percent Series W First Mortgage Bonds and its $10.5 million, 6.25 percent Series Y First Mortgage Bonds. Also in October 2005, the EDA issued its 4.9 percent (Series 2005C) Natural Gas Facilities Revenue Bonds. The net proceeds from the 2005C bonds were deposited into a construction fund. NJNG drew down $6.5 million from the construction fund during fiscal 2006 and issued its $15 million, 4.9 percent Series KK bonds to the EDA with a maturity date of October 1, 2040. NJNG drew down an additional $4.3 million from the construction fund in the fourth quarter of fiscal 2007.

NJNG received $5.5 million, $4.1 million and $4.9 million for fiscal year 2007, 2006 and 2005, respectively, in connection with the sale-leaseback of its gas meters. This sale-leaseback program will continue on an annual basis.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

Cash flows used in investing activities totaled $118.7 million in fiscal 2007, compared with $71.0 million and $27.2 million in fiscal 2006 and 2005, respectively. The increase in fiscal 2007, as compared to fiscal 2006, was due primarily to NJR’s investment of $55.0 million in the Steckman Ridge partnership and increased capital expenditures for utility plant additions at NJNG, partially offset by the absence of the net $8.5 million deposit into a construction fund created under the EDA financing arrangement in fiscal 2006 described above. The change in fiscal 2006, as compared to fiscal 2005, was due primarily to the cash proceeds from a commercial office building sale in fiscal 2005, which did not recur in fiscal 2006, and additional deposits in the construction fund associated with the EDA financing agreement, partially offset by the absence of additional equity investments in Iroquois.

The Company’s capital expenditures for fiscal 2005 through fiscal 2007 and projected capital requirements for fiscal years 2008 and 2009 are as follows:

(Thousands)	2009	2008	2007	2006	2005
NJNG	$77,454	$80,889	$67,937	$60,559	$59,303
Energy Services	100	50	—	244	774
Retail and Other	390	790	2,777	5,490	823
Total	$77,944	$81,729	$70,714	$66,293	$60,900

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2008 and 2009 when compared to the capital spending in fiscal 2007, due primarily to system integrity and replacements that NJNG is expecting to be required under pending pipeline safety rulemaking.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At September 30, 2007, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land. In fiscal 2007 and fiscal 2006, capital expenditures of $2.8 million and $5.5 million, respectively, were primarily related to CR&R’s construction of the 56,400-square-foot office building.

During the second quarter of fiscal 2007, NJR and Spectra Energy Corporation, through their respective subsidiaries, formed a partnership to develop and operate the Steckman Ridge gas storage facility. NJR will share 50 percent of the acquisition and development costs of the storage facility, up to a maximum of $125 million, of which $55.0 million was expended through September 2007, as noted above.

NJR’s investment in Steckman Ridge is a strategic investment to enter the mid-stream natural gas business. This storage capacity will provide NJR the potential to diversify is revenue stream through another market-based outlet that has a consistent demand and a regulated tariff structure. NJR expects a portion of Steckman Ridge to be financed on a non-recourse, or project, basis and for the majority of its revenue to be secured by long-term contracts; however, there can be no assurances that this will occur.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2008 and 2009.

New Jersey Resources
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s) as of September 30, 2007:

	Standard and Poor’s	Moody’s
Corporate Rating	A+	N/A
Commercial Paper	A-1	P-1
Senior Secured	AA-	Aa3
Ratings Outlook	Negative	Stable

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract to sell remaining volumes of approximately 7.3 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2006, to September 30, 2007:

(Thousands)	Balance September 30, 2006	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2007
NJNG	$(82,451)	$ 7,348	$ (23,242)	$(51,861)
NJRES	116,547	120,458	147,559	89,446
NJR Energy	35,423	(7,236)	(166)	28,353
Total	$ 69,519	$120,570	$124,151	$ 65,938

There were no changes in methods of valuations during the year ended September 30, 2007.

The following is a summary of fair market value of commodity derivatives at September 30, 2007, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2008	2009	2010-2012	After 2012	Total Fair Value
Price based on NYMEX	$36,817	$6,152	$(1,930)	$—	$41,039
Price based on over-the-counter published quotations and models	22,998	1,485	416	—	24,899
Total	$59,815	$7,637	$(1,514)	$—	$65,938

The following is a summary of commodity derivatives by type as of September 30, 2007:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	18.7	$6.00 - $ 9.39	$ 2,186
	Options	7.2	$6.00 - $11.00	$ (1,884)
	Swaps	(11.7)	$3.99 - $ 9.85	$(52,163)
NJRES	Futures	(8.5)	$5.33 - $11.59	$ 14,154
	Options	—	$6.50 - $14.20	$ 143
	Swaps	(71.2)	$5.33 - $11.98	$ 75,149
NJR Energy	Swaps	7.9	$3.22 - $ 4.41	$ 28,353
Total				$ 65,938

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

New Jersey Resources
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The VaR at September 30, 2007, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.3 million. The VaR with a 99 percent confidence level and a 10-day holding period was $5.8 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The Company’s Risk Management Committee (RMC) continuously monitors NJR’s credit risk management policies and procedures. The RMC is comprised of individuals from NJR-affiliated companies that meet twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2007. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of September 30, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$175,001	$153,634
Noninvestment grade	8,962	—
Internally rated investment grade	25,762	16,331
Internally rated noninvestment grade	1,667	—
Total	$211,392	$169,965

NJNG’s counterparty credit exposure as of September 30, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$11,905	$9,630
Noninvestment grade	141	4
Internally rated investment grade	203	94
Internally rated noninvestment grade	70	—
Total	$12,319	$9,728

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

Interest Rate Risk–Long-Term Debt

At September 30, 2007, the Company (excluding NJNG) had no variable-rate long-term debt.

At September 30, 2007, NJNG had total variable-rate, tax-exempt long-term debt of $97.0 million, which is hedged by interest rate caps expiring in July 2009 that limit NJNG’s variable-rate debt exposure on the tax-exempt EDA bonds at 4.5 percent.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company’s utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions where appropriate.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of New Jersey Resources Corporation (NJR or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in an Internal Control Integrated Framework. As a result of the restatement of the Company’s consolidated financial statements, management has determined that a material weakness in internal control over financial reporting existed as of September 30, 2007, and based on the criteria set forth by COSO, concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2007.

A “material weakness,” as defined by the Public Company Accounting Oversight Board (PCAOB) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company reassessed its accounting treatment and disclosures for its derivative instruments under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of this accounting assessment, the Company determined that certain of its derivative instruments have not qualified as cash flow hedges under SFAS 133 as they did not meet the definition for “critical-terms-match,” as defined under paragraph 65 of SFAS 133 and related authoritative accounting literature issued by various standard setting bodies and their related interpretations for all fiscal periods. As the Company has determined the hedging relationships did not meet the “critical-terms-match,” the related derivative instruments did not qualify as cash flow hedges and the unrealized gains or losses on the derivative instruments are required to be reflected in the Consolidated Statement of Income for each period rather than recorded in

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Comprehensive Income and included as a component of “accumulated other comprehensive income,” a component of Total Common Stock Equity in the Consolidated Balance Sheets, until the forecasted transaction is settled. Therefore, because of this material weakness, the Company has amended and restated certain of its historical consolidated financial statements and made appropriate changes in the preparation of its consolidated financial statements for the year ended September 30, 2007.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the Company’s assessment of its internal control over financial reporting as of September 30, 2007, which appears herein.

December  10, 2007

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the consolidated financial statement schedule listed in the index in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying 2006 and 2005 consolidated financial statements have been restated.

As discussed in Note 10 to the consolidated financial statements, as of September 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans.

As discussed in Note 11 to the consolidated financial statements, on September 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 10, 2007

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that New Jersey Resources Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over procedures to designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Specifically, controls to ensure that its derivatives qualify as cash flow hedges by meeting the definition for “critical-terms-match,” as defined by SFAS 133 and related authoritative accounting literature. Management has determined, for all affected periods that certain of its derivative instruments no longer qualify as cash flow hedges under SFAS 133 as they do not meet the requirements of SFAS 133. As a result of this material weakness, the Company restated its previously issued consolidated financial statements as of September 30, 2006 and September 30, 2005 and for the years ended September 30, 2006 and September 30, 2005, and as discussed in Quarterly Financial Data, the Company restated its previously reported selected quarterly financial information for the first three quarters in 2007 as well as 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended September 30, 2007, of the Company and this report does not affect our report on such financial statements.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization of the Company as of September 30, 2007, and the related consolidated statements of income, common stock equity and comprehensive income, and cash flows for the year ended September 30, 2007 and our report dated December 10, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the adoption of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension, Other Post Employment Plans, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and relating to the 2006 and 2005 consolidated financial statements restatements.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 10, 2007

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended September 30,
(Thousands, except per share data)	2007	2006	2005
		As Restated (See Note 2)	As Restated (See Note 2)

OPERATING REVENUES	$3,021,765	$3,271,229	$3,184,582

OPERATING EXPENSES
Gas purchases	2,621,575	2,639,489	2,914,387
Operation and maintenance	136,601	121,384	108,441
Regulatory rider expenses	37,605	28,587	31,594
Depreciation and amortization	36,235	34,753	33,675
Energy and other taxes	62,499	58,632	56,211
Total operating expenses	2,894,515	2,882,845	3,144,308
OPERATING INCOME	127,250	388,384	40,274
Other income	4,294	4,725	4,814
Interest charges, net	27,613	25,669	20,474
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	103,931	367,440	24,614
Income tax provision	40,312	147,349	7,832
Equity in earnings of affiliates, net of tax	1,662	1,817	1,753
NET INCOME	$65,281	$221,908	$18,535
EARNINGS PER COMMON SHARE
BASIC	$2.34	$7.96	$0.67
DILUTED	$2.33	$7.90	$0.66
DIVIDENDS PER COMMON SHARE	$1.52	$1.44	$1.36
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	27,903	27,862	27,591
DILUTED	28,075	28,081	28,121

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
(Thousands)	2007	2006	2005
		As Restated (See Note 2)	As Restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,281	$221,908	$18,535
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Unrealized loss (gain) on derivative instruments, net of tax	22,910	(148,324)	60,861
Depreciation and amortization	36,536	35,054	35,227
Impairment charge	4,000	—	3,895
Deferred income taxes	17,762	(11,896)	(2,406)
Manufactured gas plant remediation costs	(20,171)	(22,346)	(15,330)
Gain on asset sales	—	(617)	(11,818)
Equity in earnings from investments, net of distributions	(556)	1,556	9
Cost of removal – asset retirement obligations	(880)	—	—
Contributions to employee benefit plans	(685)	(13,690)	(11,548)
Changes in:
Components of working capital	(32,135)	(107,204)	120,548
Other noncurrent assets	23,707	(20,721)	1,372
Other noncurrent liabilities	6,637	43,287	5,477
Cash flows from (used in) operating activities	122,406	(22,993)	204,822
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	18,515	25,346	9,918
Tax benefit from stock options exercised	1,761	6,791	2,172
Net proceeds from long-term debt	49,850	35,800	—
Proceeds from sale-leaseback transaction	5,482	4,090	4,904
Payments of long-term debt	(4,031)	(24,276)	(28,070)
Purchases of treasury stock	(9,024)	(40,883)	(23,835)
Payments of common stock dividends	(41,869)	(39,446)	(37,164)
Payments of short-term debt, net of proceeds	(24,221)	106,600	(85,600)
Cash flows (used in) from financing activities	(3,537)	74,022	(157,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(60,747)	(53,060)	(52,801)
Real estate properties and other	(2,777)	(5,734)	(1,597)
Cost of removal	(6,310)	(7,499)	(6,502)
Investments in equity investees	(54,978)	—	(8,764)
Withdrawal from (investment in) restricted cash construction fund	4,300	(8,500)	7,800
Proceeds from asset sales and available for sale investments	1,792	3,747	34,682
Cash flows used in investing activities	(118,720)	(71,046)	(27,182)
Change in cash and temporary investments	149	(20,017)	19,965
Cash and temporary investments at beginning of year	4,991	25,008	5,043
Cash and temporary investments at end of year	$5,140	$4,991	$25,008

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended September 30,
(Thousands)	2007	2006	2005
		As Restated (See Note 2)	As Restated (See Note 2)
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$5,306	$96,769	$(87,897)
Inventories	68,727	(250,765)	19,620
Overrecovered gas costs	7,873	38,759	32,456
Gas purchases payable	(79,543)	(3,107)	90,118
Prepaid and accrued taxes, net	(16,160)	6,808	2,135
Accounts payable and other	9,152	(3,294)	9,978
Restricted broker margin accounts	19,411	(18,437)	40,084
Customers’ credit balances and deposits	(33,698)	37,738	1,746
Other current assets	(13,203)	(11,675)	12,308
Total	$(32,135)	$(107,204)	$120,548
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$26,403	$22,186	$18,085
Income taxes	$52,549	$38,101	$47,812

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,
(Thousands)	2007	2006

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,299,445	$1,243,586
Real estate properties and other, at cost	28,793	27,136
	1,328,238	1,270,722
Accumulated depreciation and amortization	(357,367)	(335,783)
Property, plant and equipment, net	970,871	934,939

CURRENT ASSETS
Cash and temporary investments	5,140	4,991
Customer accounts receivable
Billed	132,444	133,615
Unbilled revenues	8,895	12,543
Allowance for doubtful accounts	(3,166)	(2,679)
Regulatory assets	24,634	8,105
Gas in storage, at average cost	439,168	512,942
Materials and supplies, at average cost	5,033	3,599
Prepaid state taxes	28,034	26,343
Derivatives, at fair value	138,986	223,559
Broker margin account	12,345	30,833
Other	8,353	11,665
Total current assets	799,866	965,516

NONCURRENT ASSETS
Investments in equity investees	86,743	27,208
Regulatory assets	312,369	322,986
Derivatives, at fair value	44,306	94,638
Prepaid pension	—	21,045
Restricted cash construction fund	4,200	8,500
Other	12,390	24,096
Total noncurrent assets	460,008	498,473
Total assets	$2,230,745	$2,398,928

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

	September 30,
(Thousands)	2007	2006

CAPITALIZATION
Common stock equity	$644,797	$621,662
Long-term debt	383,184	332,332
Total capitalization	1,027,981	953,994

CURRENT LIABILITIES
Current maturities of long-term debt	4,338	3,739
Short-term debt	256,479	280,700
Gas purchases payable	218,336	297,879
Accounts payable and other	64,386	46,823
Dividends payable	10,633	10,056
Deferred and accrued taxes	9,031	9,267
Regulatory liabilities	9,583	1,710
New Jersey clean energy program	8,832	8,244
Derivatives, at fair value	79,243	163,557
Broker margin account	15,143	14,220
Customers’ credit balances and deposits	27,262	60,960
Total current liabilities	703,266	897,155

NONCURRENT LIABILITIES
Deferred income taxes	216,258	227,100
Deferred investment tax credits	7,513	7,835
Deferred revenue	9,806	10,206
Derivatives, at fair value	38,085	85,036
Manufactured gas plant remediation	105,340	105,400
Postemployment employee benefit liability	25,743	4,497
Regulatory liabilities	61,270	64,220
New Jersey clean energy and conservation incentive programs	3,992	13,138
Asset retirement obligation	23,895	23,293
Other	7,596	7,054
Total noncurrent liabilities	499,498	547,779
Total capitalization and liabilities	$2,230,745	$2,398,928

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

			September 30,
(Thousands, except share amounts)			2007	2006
				As Restated (See Note 2)
COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 50,000,000 shares; outstanding 2007–29,342,626; 2006–29,098,173			$ 73,356	$ 72,745
Premium on common stock			261,438	253,167
Accumulated other comprehensive income, net of tax			(931)	2,742
Treasury stock at cost and other; shares 2007–1,601,518; 2006–1,473,023			(69,948)	(65,039)
Retained earnings			380,882	358,047
Total Common stock equity			644,797	621,662
LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds:		Maturity date:
6.27%	Series X	November 1, 2008	30,000	30,000
Variable	Series AA	August 1, 2030	25,000	25,000
Variable	Series BB	August 1, 2030	16,000	16,000
6.88%	Series CC	October 1, 2010	20,000	20,000
Variable	Series DD	September 1, 2027	13,500	13,500
Variable	Series EE	January 1, 2028	9,545	9,545
Variable	Series FF	January 1, 2028	15,000	15,000
Variable	Series GG	April 1, 2033	18,000	18,000
5%	Series HH	December 1, 2038	12,000	12,000
4.5%	Series II	August 1, 2023	10,300	10,300
4.6%	Series JJ	August 1, 2024	10,500	10,500
4.9%	Series KK	October 1, 2040	15,000	15,000
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation–Buildings		June 1, 2021	27,063	27,701
Capital lease obligation–Meters		October 1, 2012	30,614	28,525
Less: Current maturities of long-term debt			(4,338)	(3,739)
Total New Jersey Natural Gas long-term debt			308,184	307,332

New Jersey Resources
3.75% Unsecured senior notes		March 15, 2009	25,000	25,000
6.05% Unsecured senior notes		September 24, 2017	50,000	—
Total long-term debt			383,184	332,332
Total capitalization			$1,027,981	$953,994

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive Income/(Loss) As Restated (See Note 2)	Treasury Stock and Other	Retained Earnings As Restated (See Note 2)	Total As Restated (See Note 2)

Balance at September 30, 2004	27,741	$69,786	$215,096	$(7,536)	$ (4,683)	195,254	$467,917
Net income						18,535	18,535
Other comprehensive income (loss)				314			314
Common stock issued under stock plans	352	671	6,114		3,292		10,077
Tax benefits from stock plans			2,172				2,172
Cash dividend declared						(37,514)	(37,514)
Treasury stock and other	(547)				(23,449)		(23,449)

Balance at September 30, 2005	27,546	70,457	223,382	(7,222)	(24,840)	176,275	438,052
Net income						221,908	221,908
Other comprehensive income (loss)				9,964			9,964
Common stock issued under stock plans	1,074	2,288	22,994		6,277		31,559
Tax benefits from stock plans			6,791				6,791
Cash dividend declared						(40,136)	(40,136)
Treasury stock and other	(995)				(46,476)		(46,476)

Balance at September 30, 2006	27,625	72,745	253,167	2,742	(65,039)	358,047	621,662
Net income						65,281	65,281
Other comprehensive income (loss)				491			491
Adjustment to initially adopt SFAS No. 158, net of tax				(4,164)			(4,164)
Common stock issued under stock plans	456	611	6,510		11,408		18,529
Tax benefits from stock plans			1,761				1,761
Cash dividend declared						(42,446)	(42,446)
Treasury stock and other	(340)				(16,317)		(16,317)
Balance at September 30, 2007	27,741	$73,356	$261,438	$(931)	$(69,948)	$380,882	$644,797

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	September 30,
(Thousands)	2007	2006	2005
		As Restated (See Note 2)	As Restated (See Note 2)

Net income	$65,281	$221,908	$18,535
Unrealized gain on investments in equity investees, net of tax of $(456), $(184) and $(320), respectively	634	267	463
Net unrealized (loss) gain on derivatives, net of tax of $98, $341 and $143, respectively	(143)	(496)	(205)
Minimum pension liability adjustment, net of tax of $—, $(7,113) and $(38), respectively	—	10,193	56
Other comprehensive income	491	9,964	314
Comprehensive income	$65,772	$231,872	$18,849

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

New Jersey Resources Corporation (NJR or the Company) has two principal subsidiaries and operates three business segments. New Jersey Natural Gas (NJNG), the Company’s principal utility subsidiary, is a public utility which provides natural gas utility service to approximately 478,000 retail customers in central and northern New Jersey and comprises the Natural Gas Distribution segment. NJNG is subject to rate regulation by the New Jersey Board of Public Utilities (BPU).

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary that maintains and trades a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services to customers from states in the Gulf Coast and Mid-Continent regions to the New England region and Canada. NJRES comprises the Energy Services segment.

Other subsidiaries of the Company, all of which comprise the Retail and Other segment, include NJR Home Services (NJRHS), which provides services and installation of heating, ventilation and cooling (HVAC) systems throughout New Jersey; NJNR Pipeline (NJNR), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, L.P (Iroquois), a 412-mile interstate natural gas pipeline which connects from the northern New York border with Canada to Long Island, NY; NJR Storage Holdings, which holds the Company’s 50 percent interest in Steckman Ridge GP and Steckman Ridge LP (collectively, Steckman Ridge), a planned 20 billion cubic foot (Bcf) natural gas storage facility currently under construction with a partner in western Pennsylvania; NJR Energy, an investor in energy-related ventures; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service, which provides shared administrative services.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries that are controlled through a majority voting interest. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it can absorb a majority of expected losses or returns and if the consolidation guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (FIN 46(R)) applies. NJR does not have any investments in any variable interest entities.

Entities that are deemed voting interest entities in which NJR does not have a controlling financial interest but can exercise significant influence are accounted for using the equity method of accounting.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable return on their utility investment.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU. In accordance with the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), and as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses.

Gas in Storage

Gas in Storage is reflected at average cost in the Consolidated Balance Sheets, and represents natural gas that will be utilized in the ordinary course of business.

The following table summarizes Gas in storage by company as of September 30, 2007.

	2007		2006
($ in thousands)	Assets	(Bcf)	Assets	(Bcf)
NJNG	$191,460	23.0	$155,874	23.8
NJRES	247,708	28.9	357,068	32.3
Total	$439,168	51.9	$512,942	56.1

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

Demand charges are recognized in the Consolidated Statements of Income as incurred as part of Gas purchases as follows:

(Millions)	2007	2006	2005
NJRES	$132.9	$109.8	$ 63.0
NJNG	73.9	83.0	79.5
Total	$206.8	$192.8	$142.5

NJNG recovers its costs associated with demand fees as part of its wholesale gas commodity component of its Basic Gas Supply Service (BGSS), a component of its tariff.

Derivative Instruments

Derivative instruments associated with natural gas commodity contracts are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. Certain of the Company’s commodity contracts meet the scope exception of SFAS 133, while its financial contracts, such as futures, options and swaps, are considered derivative instruments. NJR’s unregulated subsidiaries record changes in the fair value of its derivatives in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income.

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

See Note 4. Financial Instruments and Risk Management for additional details regarding natural gas trading and hedging activities.

NJNG’s derivatives used to hedge its natural gas purchasing activities are recoverable through its Basic Gas Supply Service, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets in accordance with SFAS 71.

NJR has not designated any derivatives as fair value hedges as of September 30, 2007 and 2006.

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

Generally, commodity contracts for physical delivery of natural gas fall within the “normal purchase normal sale” scope exception of SFAS 133. The normal purchase normal sale scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales and the related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. Certain derivative instruments at NJRES and NJR Energy (encompassing financial futures, options or swaps), are designed to economically hedge the cash flows of a forecasted transaction. These derivative instruments are recorded at fair value on the Consolidated Balance Sheet and any change in the fair value is included as a component of Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income. Derivative instruments at NJNG are recorded at fair value on the Consolidated Balance Sheets with corresponding changes in fair value also being recorded on the Consolidated Balance Sheets as regulatory assets or liabilities.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas Purchases

NJNG’s tariff includes a component for Basic Gas Supply Service (BGSS), which is designed to allow NJNG to recover the commodity cost of natural gas through rates charged to its customers and is normally revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in rates through levelized monthly charges to customers. Any underrecoveries or overrecoveries are deferred and, subject to BPU approval, reflected in the BGSS in subsequent years.

NJRES’ gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, for the contracts that qualify under the normal purchase normal sale scope exception under SFAS 133, as well as realized gains and losses and unrealized gains and losses on the change in fair value of derivative financial instruments that have not yet settled.

Income Taxes

The Company computes income taxes using the liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded net of a valuation allowance when it is more likely than not such tax benefits will be realized. See Note 12. Income Taxes.

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $3.2 million in fiscal 2007, $1.1 million in fiscal 2006 and $594,000 in fiscal 2005 with average interest rates of 5.4 percent, 4.7 percent and 2.6 percent, respectively. Capitalized interest included in Utility plant, Real estate properties and other and Investments in equity investees on the Consolidated Balance Sheets, and reflected in the Consolidated Statements of Income as a reduction to interest charges, net, are as follows:

	September 30,
($ in thousands)	2007	2006	2005
Capitalized interest – Utility plant	$1,259	$1,068	$594
Weighted average interest rates	5.36%	4.69%	2.60%

Capitalized interest – Real estate properties and other	$263	n/a	n/a
Weighted average interest rates	5.45%	n/a	n/a

Capitalized interest – Investments in equity investees	$1,687	n/a	n/a
Weighted average interest rates	5.41%	n/a	n/a

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Through September 30, 2007, NJNG has not capitalized a cost of equity for its utility plant construction activities.

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 5. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. See Note 3. Regulation. Accordingly, Other income included $3.1 million, $2.8 million and $2.2 million of deferred interest related to these SBC program costs in fiscal 2007, 2006 and 2005, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Income as follows:

	September 30,
(Thousands)	2007	2006	2005
Sales Tax	$48,700	$45,500	$42,300
TEFA	8,500	8,100	8,900
Total	$57,200	$53,600	$51,200

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

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 3.02 percent of average depreciable property in fiscal 2007, 3.03 percent in fiscal 2006 and 3.04 percent in fiscal 2005.

Property classifications and estimated useful lives, as of September 30, 2007 and 2006, are as follows:

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

In the fourth quarter of fiscal 2007, NJNG signed a stipulation with the BPU and Rate Counsel, which resulted in the disallowance of certain costs that had previously been deferred as recoverable pursuant to a regulatory rider associated with the remediation of a former manufactured gas plant site. The pre-tax charge of $4 million is reflected as a component of Operations and maintenance expense in the Consolidated Statements of Income. See Note 13 Commitments and Contingent Liabilities – Legal Proceedings – MGP Remediation.

As part of a change in strategy related to CR&R, included in its Retail and Other segment, the Company determined in fiscal 2005 that 52 acres of undeveloped land located in Atlantic County, New Jersey, will no longer be developed by CR&R, but will be sold as undeveloped land. As a result, the Company estimated the fair value of the land and compared that with its carrying value. Accordingly, the Company recognized a pre-tax impairment charge of $3.9 million in fiscal 2005, which is included in Operation and maintenance expense on the Consolidated Statements of Income. The net book value of the undeveloped land in Atlantic County, which totals $2.1 million, is included in Property, Plant & Equipment, net, on the Consolidated Balance Sheets.

For the years ended September 30, 2007, 2006 and 2005, no other circumstances indicating impairment were identified.

Available for Sale Securities

Included in Investments in equity investees on the Consolidated Balance Sheets are certain investments in equity securities that have a fair value of $7.8 million and $6.7 million as of September 30, 2007 and 2006, respectively. Unrealized gains associated with these equity securities, which are included as a part of Accumulated other comprehensive income, a component of Common stock equity, were approximately $1.1 million ($0.6 million, after tax) and $0.2 million ($0.1 million, after tax) for the fiscal years ended September 30, 2007 and 2006, respectively.

Equity in Earnings

The Company accounts for its investment in Iroquois using the equity method and records its share of earnings net of tax as Equity in earnings on the Consolidated Statements of Income. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Taxes netted in Equity in earnings from Iroquois are $1.1 million, $1.1 million, and $900,000 and are included in the Consolidated Statements of Income for the fiscal years ending September 30, 2007, 2006 and 2005, respectively.

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

	September 30,
(Thousands)	2007	2006
Carrying value	$329,800	$279,800
Fair market value	$336,200	$281,800

Asset Retirement Obligations (ARO)

NJR adopted the provisions of FASB-issued Financial Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), effective as of September 30, 2006. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. FIN 47 removes the conditionality surrounding an ARO, such that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

FIN 47 requires NJR to recognize a reasonably estimated liability for the fair value of an ARO. The fair value of a liability for an ARO should be recognized when incurred, which is generally upon acquisition, construction, development and/or through the normal operation of the asset. An asset retirement cost will be capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. In periods subsequent to the initial measurement, NJR is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either timing or the amount of the originally estimated cash flows to settle the conditional asset retirement obligation.

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. NJR’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974 and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $10 million and $10.9 million in aggregate to the plans in fiscal 2006 and 2005, respectively. There were no contributions to the pension plans in fiscal 2007.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $685,000, $3.7 million and $638,000 in aggregate to these plans in fiscal 2007, 2006 and 2005, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Based Compensation

In October 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123R. In addition, SFAS 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In October 2002, the Company adopted the prospective method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and as such has recognized compensation expense for grants issued subsequent to October 1, 2002 at the fair value of the options at date of grant. See Note 9. Stock Based Compensation. The impact from the adoption of SFAS 123R was not material to the financial statements.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company will adopt FIN 48 on October 1, 2007. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open, and has determined that the adoption will have no material impact on its financial position, results of operations or cash flows. See Note 12. Income Taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted. The Company will adopt the provisions of the statement prospectively and is evaluating the adoption date and its effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans (SFAS 158). The statement requires an employer to recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation, of its benefit plans. SFAS 158 does not change how pensions and other postemployment benefits are accounted for and reported in the income statement nor does it change how NJR will measure its assets or liabilities since NJR’s measurement date coincides with its fiscal year end. The Company adopted SFAS 158 on a prospective basis on September 30, 2007, and recognized a net liability of $26.0 million, a regulatory asset of $32.2 million related to unrecognized service costs that are recoverable in rates and, therefore, allowed to be treated as a regulatory asset pursuant to SFAS 71, a deferred tax liability of $2.5 million and a gain, net of tax, in Accumulated other comprehensive income of $4.2 million. For additional information on the effect of adoption on NJR’s Consolidated Balance Sheet, see Note 10. Employee Benefit Plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a pre-existing policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the Company chooses to apply the fair value option to, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted provided the provisions of SFAS 157 are concurrently applied. The Company is evaluating SFAS 159 to determine its applicability to its current operations and effect, if any, on its financial position or results of operations.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share based awards be recognized as an increase to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by the Company for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of adoption on its statement of financial position and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) used in the United States of America requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a continuous basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits and contingencies related to environmental matters and litigation. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

NJR has legal, regulatory and environmental proceedings during the normal course of business which can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable in accordance with SFAS 5, Accounting for Contingencies. Where available information is sufficient to estimate the amount of the liability, it is NJR’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR’s policy to accrue the lower end of the range.

In the normal course of business estimated amounts are subsequently adjusted to actual results that may differ from estimates.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of a review of its accounting treatment surrounding certain of the derivative instruments used by unregulated subsidiaries of the Company in energy transactions during the process of preparing the consolidated financial statements for the year ended September 30, 2007, the Company concluded that it had incorrectly accounted for these derivative instruments as cash flow hedges. Specifically, the Company concluded that it had incorrectly applied the “critical-terms-match” criteria of SFAS 133 in designating these derivative instruments as cash flow hedges primarily because the locational terms did not match exactly. Accordingly, the Company concluded that the change in fair value of these derivative instruments should be recorded as a component of Gas purchases, or Operating revenues, as appropriate, in the Consolidated Statements of Income and not in Other comprehensive income (OCI) where they had been previously recorded. Other Comprehensive income is accumulated as a component of Common Stock Equity.

To correct this accounting error, the Company is restating, herein, the consolidated financial statements as of and for the years ended September 30, 2006 and 2005.

EFFECTS OF RESTATEMENT

Prior to the restatement, changes in the fair value of derivative instruments that were designated as cash flow hedges of forecasted purchases and sales of natural gas were recorded in OCI until the forecasted transaction was settled and recognized in earnings. Subsequent to the restatement, the changes in fair value of these derivative instruments are now recorded in the Consolidated Statements of Income.

The following table sets forth the effects of the restatement on affected line items within the Company’s previously reported financial statements for fiscal years ended 2006 and 2005. Also included in the adjustment columns, and as separate line items in the tables below, are certain immaterial corrections that the Company made to Other income and Equity in earnings of equity investees, net of tax for 2006 and Operation and maintenance for 2005.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal years ended September 30,
	2006			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating revenue	$3,299,608	$(28,379)	$3,271,229	$3,148,262	$36,320	$3,184,582
Gas purchases	$2,909,789	$(270,300)	$2,639,489	$2,780,343	$134,044	$2,914,387
Operation and maintenance	$121,384	N/A	N/A	$108,071	$370	$108,441
Total operating expenses	$3,153,145	$(270,300)	$2,882,845	$3,009,894	$134,414	$3,144,308
Operating Income	$146,463	$241,921	$388,384	$138,368	$(98,094)	$40,274
Other income	$7,747	$(3,022)	$4,725	$7,359	$(2,545)	$4,814
Income before income taxes and equity in earnings of affiliates	$128,541	$238,899	$367,440	$125,253	$(100,639)	$24,614
Income tax provision	$50,022	$97,327	$147,349	$48,913	$(41,081)	$7,832
Equity in earnings, net of tax	$—	$1,817	$1,817	$—	$1,753	$1,753
Net Income	$78,519	$143,389	$221,908	$76,340	$(57,805)	$18,535
Basic earnings per share	$2.82	$5.14	$7.96	$2.77	$(2.10)	$0.67
Diluted earnings per share	$2.80	$5.10	$7.90	$2.71	$(2.05)	$0.66

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2006			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$78,519	$143,389	$221,908	$76,340	$(57,805)	$18,535
Unrealized (gain) loss on derivatives	$(4,935)	$(143,389)	$(148,324)	$3,056	$57,805	$60,861

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	Fiscal years ended September 30,
	2006			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Accumulated other comprehensive income/(loss), net of tax	$93,637	$(90,895)	$2,742	$(59,871)	$52,649	$(7,222)
Treasury Stock and other	$(65,194)	$155	$(65,039)	$(24,840)	N/A	N/A
Retained earnings	$267,307	$90,740	$358,047	$228,924	$(52,649)	$176,275

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

	Fiscal years ended September 30,
	2006			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Net Income	$78,519	$143,389	$221,908	$76,340	$(57,805)	$18,535
Net unrealized gain (loss) on derivatives	$143,048	$(143,544)	$(496)	$(58,010)	$57,805	$(205)
Treasury stock and other	$(46,631)	$155	$(46,476)	$(23,449)	N/A	N/A

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended September 30,
	2006			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Net Income	$78,519	$143,389	$221,908	$76,340	$(57,805)	$18,535
Net unrealized gain (loss) on derivatives	$143,048	$(143,544)	$(496)	$(58,010)	$57,805	$(205)
Comprehensive income	$232,027	$(155)	$231,872	$18,849	N/A	N/A

3.       REGULATION

Energy Deregulation Legislation

The Electric Discount and Energy Competition Act (EDECA), is the legal framework for New Jersey’s public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to have its residential markets open to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG’s service territory.

As required by EDECA, NJNG has restructured its prices to segregate BGSS rates into two primary components, the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to bring the gas to NJNG’s service territory, and the delivery portion, which represents the transportation of the commodity portion through NJNG’s gas distribution system to the end-use customer. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG began in November 2006 and is currently pending completion.

Filed Base Rate Review

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on equity component of 11.375 percent. This petition is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to its delivery rates would become effective during fiscal 2008.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Conservation Incentive Program (CIP)

For the reporting periods through September 30, 2006, the impact of weather on NJNG’s utility gross margin had been significantly mitigated due to its Weather Normalization Clause (WNC). However, lower customer usage per degree-day was not captured by the WNC. NJNG had experienced lower customer usage per degree-day, which it believed was due primarily to customer conservation resulting from an increase in wholesale natural gas commodity costs. In order to minimize the impact of the reduction in customer usage, NJNG filed a Conservation and Usage Adjustment (CUA) proposal with the BPU in December 2005. In December 2006, the BPU issued a Decision and Order and approved the stipulation reached on September 30, 2006, which modified the CUA proposal into the Conservation Incentive Program (CIP) effective for October 1, 2006.

The CIP is a three-year pilot program, designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. The initial term of the CIP is October 1, 2006 through September 30, 2009. Under certain conditions, the CIP may be extended one additional year beyond the initial term. For the term of the pilot, the WNC has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations (filed for annually and recovered one year following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of BGSS-related savings.

As of September 30, 2007 NJNG has $16.5 million accrued to recover from residential and small commercial customers, which includes $8.2 million related to the weather component of the CIP and $8.3 million related to the usage component of the CIP.

To encourage energy efficiency, NJNG is obligated to initiate and fund programs to further customer conservation efforts over the term of the pilot. The minimum expected liability for funding these programs was recorded, at its present value of $1.8 million, as of September 30, 2006. As a result of the accretion of interest and the payment of obligations for this program, the balance of this liability is approximately $1.4 million as of September 30, 2007.

The commencement of the CIP does not have any impact on the collection of previously accrued amounts for utility gross margin recovery under the WNC.

The following are NJNG’s BPU filings and results related to CIP:

•	June 2007 – NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2007 and to establish its CIP recovery rates effective October 1, 2007.

•	August 2007 – NJNG filed an amendment to its June 2007 CIP filing to update financial information to include actual data.

•	October 2007 – the BPU provisionally approved implementation of NJNG’s initial CIP rates, which will add 1.1 percent to the average residential customer’s bill.

In addition to approving NJNG’s CIP rates, the BPU acted on various matters relating to other previously filed petitions and stipulations at the October 2007 meeting. Including the initial CIP rate, the BPU approved a provisional decrease to NJNG’s periodic BGSS rate and an increase to delivery rates related to WNC, Universal Service Fund and the New Jersey Clean Energy Program, as discussed below. The net effect of the all approved rate changes is a 0.7 percent decrease to the average residential sales customer’s bill effective October 4, 2007.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Basic Gas Supply Service

NJNG is allowed to recover the commodity cost of its gas purchased for sale to its customers through the BGSS rate component of its customers’ bills. NJNG is required to make an annual filing by June 1 of each year for review of its BGSS rate with the BPU. At that time NJNG may also request a potential rate change to be effective at the beginning of the following fiscal year. NJNG is allowed to make two interim filings during the fiscal year period to subsequently increase residential and small commercial customer BGSS rates up to 5 percent on a self-implementing and provisional basis, after proper notice and BPU action on the June filing. Such increases, if any, are subject to subsequent BPU review and final approval.

The cost of the wholesale natural gas commodity passed through to customers can fluctuate significantly based on many factors associated with supply and demand in the marketplace. In addition to the annual and interim filings to adjust BGSS rates, NJNG is permitted to refund or credit back a portion of the commodity cost previously collected from customers when the natural gas commodity cost decreases in comparison to amounts projected or adjusted as a component of the BGSS rates. Before implementing a refund or credit, proper notification and supporting documentation is filed with the BPU. Refundable amounts may also be subject to interest.

The following are NJNG’s BGSS filings and related rate adjustments and refunds to its residential and small commercial customers:

•	June 2005 – NJNG filed its annual BGSS review and requested a 4.2 percent rate increase to be effective October 2005, which was subsequently amended and approved to be effective September 2005.

•	November 2005 – An additional 23.2 percent price increase related to higher wholesale natural gas commodity costs was provisionally approved and became effective December 2005.

•
January and March 2006 – NJNG filed notification with the BPU for a bill credit for the period February 1, 2006 through April 30, 2006, providing a temporary rate reduction of approximately $28.6 million to its customers, as the natural gas commodity cost recovered in the BGSS rate was higher than the actual cost to acquire natural gas.

•
June 2006 – NJNG filed for a reduction to the BGSS rate that decreased the average residential customer’s bill by approximately 6.6 percent as a result of continued decreases in wholesale natural gas costs, which was approved by the BPU on a provisional basis in September 2006.

•	September 2006 – In addition to implementing a rate decrease, NJNG refunded approximately $22.5 million to its customers, as a result of lower natural gas costs.

•	October 2006 – NJNG filed notification for a self-implementing BGSS price reduction effective November 2006, which lowered customers’ bills by approximately an additional 4 percent.

•
December 2006 and March 2007 – Customers received refunds approximately $51.5 million and $20 million, respectively, as the prices for wholesale natural gas continued to be lower than the BGSS allowed recovery rate.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
June 2007 – NJNG filed its annual review and revision of its BGSS for fiscal 2008 (2008 BGSS filing) and proposed to maintain its periodic BGSS factor at its existing levels as a result of a pending self-implementing BGSS decrease in conjunction with a stipulation that NJNG entered into with the BPU in March 2007 (the March 2007 Stipulation) related to the Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC), both of which are discussed below under Societal Benefits Clause and Weather Normalization Clause. NJNG expected to implement the June 1st proposal for the BGSS factor in October 2007. The self-implementing decrease is designed to offset proposed increases to the SBC and WNC rates, as discussed below.

•
August 2007 – NJNG withdrew its notification of its intent to self-implement the BGSS decrease and filed an amendment to its 2008 BGSS filing to request approval of the BGSS decrease effective in October 2007.

•	October 2007 – the BPU provisionally approved a 3.6 percent decrease to NJNG’s BGSS rate effective October 4, 2007.

•	November 2007 – NJNG announced its intention to notify the BPU that it will provide refunds totaling approximately $30 million, which will be in the form of a bill credit.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. The ratio of storage incentive and FRM pre-tax gains and losses shared by NJNG customers and NJNG was 80 percent and 20 percent, respectively, during fiscal years 2007, 2006 and 2005. The sharing percentage for off-system sales and capacity release is on an 85 percent and 15 percent basis during the fiscal years ended September 30, 2007, 2006 and 2005.

At the October 2007 meeting, the BPU approved an extension of the utility gross margin-sharing programs mentioned above through October 31, 2008. Concurrently, the BPU changed NJNG’s FRM sharing percentage to 85 percent to customers and 15 percent to NJNG effective November 1, 2007.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components, a Universal Service Fund rider (USF), a Manufactured Gas Plant Remediation Adjustment Clause (RAC), and the New Jersey Clean Energy Program (NJCEP). The USF is a permanent statewide program that was approved by the BPU in March 2003 for all natural gas and electric utilities for the benefit of income eligible customers; the RAC is a rider approved by the BPU in June 1992 that provides for recovery of actual expenditures incurred to remediate former gas manufacturing facilities; and the NJCEP is a program approved by the BPU in March 2001 and is designed to promote energy efficiency and renewable energy. Recovery of SBC program costs is subject to BPU approval of annual filings that include an updated report of expenditures incurred each year.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In October 2007, the BPU approved the following:

•
$14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through September 30, 2006, except for $4.0 million of those expenditures associated with the Mass Tort Litigation related to the Long Branch MGP sites (see Note 13. Commitments and Contingent Liabilities), which was recorded as a charge to Operations and maintenance expense in the Consolidated Income Statement for the twelve months ended September 30, 2007.

•	SBC and WNC increases, which were originally filed in October 2006 and subsequently agreed to in a stipulation signed by NJNG, the BPU and Rate Counsel in October 2007 as follows:

	¡	An increase in the recovery related to the NJCEP from $6.3 million to $13.0 million for the fiscal year 2008.

¡
The WNC portion of its rates were increased by $8.1 million, or 0.9 percent, to recover the net amount previously deferred gross margin associated with warmer than normal weather for the 2005 through 2006 winter period and the colder than normal weather for the 2004 through 2005 winter period; and

	¡	A decrease to the USF portion as noted below.

Universal Service Fund

Through the USF, eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through the USF rider in the SBC. NJNG recovers carrying costs on deferred USF balances. Regulatory actions related to the USF rider are as follows:

•
July 2006 – The natural gas utilities filed to increase the statewide USF recovery rate as a result of higher USF benefits. The request was subsequently approved to be effective November 1, 2006 and resulted in an approximate 0.9 percent increase to the total bill of residential sales customers.

•
June 2007 – The natural gas utilities filed to decrease the statewide USF recovery rate. At the October 2007 meeting, the BPU approved the decrease to the statewide USF recovery rate, which will have a negligible impact on customers.

New Jersey Clean Energy Program

The BPU has established a statewide NJCEP funding amount, from all New Jersey utilities, for the period from January 1, 2005 to December 31, 2008. NJNG’s obligation to the state of New Jersey, which is recoverable from customers through the SBC, gradually increases from $4.2 million in fiscal 2005 to $9.5 million in fiscal 2008. As a result, NJNG has a remaining discounted liability of $11.5 million and a corresponding Regulatory asset included in SBC at September 30, 2007.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2007 and 2006, respectively, the Company had the following regulatory assets, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2007	2006	Recovery Period
Regulatory assets–current
WNC	$8,105	$8,105	Less than one year (1)
CIP	16,529	—	Less than one year (2)
Total current	$24,634	$8,105
Regulatory assets–noncurrent
Remediation costs (Notes 3 and 13)
Expended, net	$85,071	$83,746	(3)
Liability for future expenditures	105,340	105,400	(4)
Deferred income and other taxes	13,979	13,476	Various
Derivatives (Note 4)	51,861	82,451	(5)
Postemployment benefit costs (Note 10)	33,988	2,117	(6)
SBC	22,130	35,796	Various (7)
Total noncurrent	$312,369	$322,986
(1)
Recoverable as a result of BPU approval in October 2007, without interest. This balance reflects the net results from winter 2004-2005 and 2005-2006. No new WNC activity is being recorded due to the existence of the CIP, all previously deferred amounts with the WNC have been approved for recovery.

(2)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $8.2 million relating to the weather component of the calculation and approximately $8.3 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(3)
Recoverable, subject to BPU approval, with interest over rolling 7-year periods. As of September 30, 2007, this amount is net of actual insurance proceeds received of $12.8 million, as the result of a settlement NJNG reached with certain parties for recovery of such amounts on January 24, 2007 (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings). As of September 30, 2006 this amount is net of an estimated $10 million in expected insurance proceeds.

(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(5)	Recoverable, subject to BPU approval, through BGSS, without interest.
(6)
Recoverable or refundable, subject to BPU approval, without interest. The increase in fiscal 2007 is due to the application of SFAS 158, as NJNG has determined that unrecognized prior service costs are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans).

(7)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

At September 30, 2007 and 2006, the Company had the following regulatory liabilities, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2007	2006
Regulatory liability–current
Overrecovered gas costs (1)	$9,583	$1,710
Total current	$9,583	$1,710
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$60,094	$58,161
Market development fund (MDF) (3)	1,176	6,059
Total-noncurrent	$61,270	$64,220
(1)	Refundable, subject to BPU approval, through BGSS, with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $19.5 million, including accretion of $1.3 million for the fiscal year ended September 30, 2007, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of September 30, 2007 (see Note 11. Asset Retirement Obligations).

(3)
The MDF provided financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. Balance earned interest at prevailing SBC rate. The MDF funding obligations terminated as of October 31, 2006. Approximately $4.9 million of this fund was credited to the NJCEP, as a result of the CIP Decision and Order of the BPU on December 12, 2006. The remaining balance will be credited back to customers through the BGSS in October 2007.

4.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To manage the risk of such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and swap agreements to economically hedge future purchases and sales of natural gas.

Generally, all of the Company’s commodity contracts for future delivery of natural gas meet the “normal purchase normal sale” scope exception of SFAS No. 133, and the related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. If these commodity contracts do not meet the normal purchase normal sale scope exception they are recorded at fair value, and any changes to that fair value over time are recorded as a component of Gas purchases. All of NJRES’ and NJR Energy’s financial derivative instruments (financial futures, options or swaps) are accounted for at fair value with all changes recorded as a component of Gas purchases or Operating revenues, as appropriate, in the Consolidated Statements of Income. The change in the fair value of NJNG’s financial derivative instruments are recorded as a component of regulatory assets or liabilities in the Consolidated Balance Sheets.

In March 1992, NJR Energy entered into a long-term fixed-price contract to sell natural gas (Gas Sale Contract) to an energy marketing company, which expires in 2010. NJR Energy entered into a series of purchase contracts to provide additional gas to meet required volumes under the Gas Sale Contract that were in excess of the estimated production from natural gas reserves owned at the time. NJR Energy also entered into swap agreements that cover various periods of time ranging from November 2006 to October 2010.

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

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances as of September 30, 2007 and 2006 are as follows:

(Thousands)	2007	2006
NJNG broker margin deposit	$12,345	$30,833
NJRES broker margin liability	$(15,143)	$(14,220)

5.     INVESTMENTS IN EQUITY INVESTEES

On March 2, 2007, NJR, through NJR Steckman Ridge Storage Company, a wholly-owned subsidiary of NJR Energy Holdings, entered into a series of joint venture agreements with subsidiaries of Spectra Energy Corporation (Spectra) and formed the Steckman Ridge partnership. The purpose of the partnership is to develop and operate an anticipated 20 Bcf natural gas storage facility in western Pennsylvania, which will serve the Northeastern and Mid-Atlantic regions of the United States. NJR and Spectra each own 50 percent of the equity interests in Steckman Ridge and are required to fund 50 percent of total acquisition and development costs up to a maximum of $125 million each. As NJR has the ability to exert significant influence, but not control, it uses the equity method of accounting for its investment in Steckman Ridge.

NJR’s Investments in equity investees as of September 30, 2007 and 2006, respectively, include the following investments:

(Thousands)	2007	2006
Steckman Ridge	$56,726	$—
Iroquois	22,073	20,414
Other	7,944	6,794
Total	$86,743	$27,208

The following is summarized financial information for Iroquois for the fiscal years ended September 30:

(Millions)	2007	2006	2005
Operating revenues	$119.1	$117.6	$112.9
Operating income	$57.7	$60.5	$55.9
Net income	$21.9	$22.3	$25.4
Total assets	$814.3	$798.1	$838.7

Steckman Ridge is currently under development. As such, there are no earnings currently associated with the investment in Steckman Ridge, and the invested balance to date represents the Company’s share of total acquisition and development costs incurred to acquire the natural gas storage rights, engineering and site preparation, legal and other third party direct charges and capitalized interest. Other investments represent investments in equity securities of publicly traded energy companies, all of which are immaterial on an individual basis, and are accounted for as available for sale securities, with any change in the value of such investments recorded as Accumulated other comprehensive income, a component of Common Stock Equity.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6.     EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2007	2006	2005
Net Income, as reported	$65,281	$221,908	$18,535
Basic earnings per share
Weighted average shares of common stock outstanding–basic	27,903	27,862	27,591
Basic earnings per common share	$2.34	$7.96	$0.67
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	27,903	27,862	27,591
Incremental shares (1)	172	219	530
Weighted average shares of common stock outstanding–diluted	28,075	28,081	28,121
Diluted earnings per common share	$2.33	$7.90	$0.66
(1)   Incremental shares consist of stock options, stock awards and performance units

7.     LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt, excluding capital leases, redemption requirements are as follows (in millions):

September 30,	Redemption
2008	—
2009	$ 55.0
2010	—
2011	$ 20.0
2012	—
Thereafter	$254.8

NJNG First Mortgage Bonds

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $178 million of NJNG’s retained earnings were available for such purposes at September 30, 2007.

NJNG enters into loan agreements with the New Jersey Economic Development Authority (the EDA) under which the EDA issues tax-exempt bonds and the proceeds are loaned to NJNG to fund capital expenditures for certain portions of its natural gas service territory. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to those of the EDA Bonds.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5 percent (Series 2005A) and $10.5 million, 4.6 percent (Series 2005B) Revenue Refunding Bonds; and $15.0 million, 4.9 percent (Series 2005C) Natural Gas Facilities Revenue Bonds. The EDA’s Series 2005A bonds are supported by NJNG’s 4.5 percent Series II bonds with a maturity date of August 1, 2023. The EDA’s Series 2005B bonds are supported by NJNG’s 4.6 percent Series JJ bonds with a maturity date of August 1, 2024. The EDA’s Series 2005C bonds are supported by NJNG’s 4.9 percent Series KK bonds with a maturity date of October 1, 2040.

NJNG used the proceeds from the Series A and B bonds to refinance NJNG’s $10.3 million, 5.38 percent Series W First Mortgage Bonds and its $10.5 million, 6.25 percent Series Y First Mortgage Bonds, respectively. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG drew down $6.5 million from the construction fund in fiscal 2006 and $4.3 million in fiscal 2007.

In July 2006, NJNG purchased interest rate caps with several banks to hedge the interest rate exposure on its $97.0 million of tax-exempt, variable rate long-term debt with various maturity dates ranging from 2027 to 2033. The interest rate caps expire in July 2009 and limit NJNG’s variable rate debt exposure for the tax-exempt EDA Bonds at 4.5 percent. The interest rate caps are treated as cash flow hedges, with changes in fair value accounted for in Accumulated other comprehensive income. At September 30, 2007 and 2006, the weighted average interest rate on NJNG’s variable rate EDA Bonds was 3.9 percent and 3.3 percent, respectively.

NJNG Medium Term Notes

In May 2007, NJNG petitioned the BPU requesting authorization to issue and sell, in one or more series, an aggregate of $125 million in medium-term notes through July 31, 2010. The notes may be issued on a secured or unsecured basis and maturities can range from one to forty years. The proceeds from the issuance of the notes will be used to refinance short-term debt, which has been incurred to fund capital expenditure requirements and pension and other post-employment benefit programs. In August 2007, the BPU approved NJNG’s petition and the notes are anticipated to be issued during the second quarter of fiscal 2008.

NJNG Sale-Leasebacks

NJNG’s master lease agreement for its headquarters building has a 25.5-year term with two 5-year renewal options. The present value of the agreement’s minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in Utility plant and Long-term debt, respectively, on the Consolidated Balance Sheets. In accordance with its ratemaking treatment, NJNG records rent expense as if the lease was an operating lease.

NJNG received $5.5 million, $4.1 million and $4.9 million for fiscal year 2007, 2006 and 2005, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for lease payments, under both sale-leasebacks for the meters and the building, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Lease Payments
2008	$ 8.0
2009	8.0
2010	8.2
2011	12.0
2012	6.0
Thereafter	41.2
Subtotal	$83.4
Less: interest component	(25.7)
Total	$57.7

NJR Debt

NJR had no long-term variable-rate debt outstanding at September 30, 2007 and 2006.

On September 24, 2007, NJR issued $50 million of Unsecured Senior Notes which will be used for financing its initial investment in Steckman Ridge and general corporate purposes including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

8.     SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	September 30,
(Thousands)	2007	2006
NJR
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$40,250	$129,200
Weighted average interest rate at end of period
Notes payable to banks	6.17%	6.00%
NJNG (1)
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	$175,700	$151,500
Weighted average interest rate at end of period
Commercial paper	5.19%	4.70%
NJRES
Bank credit facilities	$30,000	$—
Amount outstanding at end of period
Notes payable to banks	$30,000	$—
Weighted average interest rate at end of period
Notes payable to banks	5.78%	—%
(1)
The table includes only committed credit facilities for short term borrowings. Also included in short term debt on the consolidated balance sheet as of September 30, 2007, is $10.5 million related to an uncommitted credit facility.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR

As of September 30, 2007, NJR has a $325 million committed credit facility with several banks, with a 3-year term, expiring in December 2007. These facilities provide liquidity to meet the working capital and external debt-financing requirements of NJR and its nonregulated companies. NJR expects to replace this facility in the first quarter of fiscal 2008 with a 5-year committed credit facility.

As of September 30, 2007, NJR had three letters of credit outstanding on behalf of NJRES, one of which expired on November 30, 2007. A $14.0 million letter of credit was related to margin requirements for NJRES’ natural gas transactions and was not renewed. There are two remaining letters of credit outstanding on behalf of NJRES that expire on December 31, 2007.  These two letters of credit are comprised of a $4.0 million letter of credit that was renewed on August 1, 2007, in conjunction with a long-term natural gas storage agreement, and a $500,000 letter of credit that was entered into on September 28, 2007 for an additional storage transaction.

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which expired on December 3, 2007, in conjunction with development activities. This letter of credit will be renewed during the first quarter of fiscal 2008.

These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

NJNG

As of September 30, 2007, NJNG has a $250 million committed facility with several banks, with a 5-year term expiring in December 2009. This facility is used to support NJNG’s commercial paper program.

As of September 30, 2007, NJNG had a $34 million letter of credit outstanding that will expire on December 31, 2007, in conjunction with a long-term swap agreement. The long-term swap agreement was entered into as a hedge related to an offsetting physical purchase of natural gas for the same time period and volume. This letter of credit was replaced on November 30, 2007, by a stand alone letter of credit, expiring in December 31, 2007, which does not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty, and it will be renewed as necessary, upon its expiration.

In April 2007, NJNG entered into a 3-year, $30 million uncommitted credit facility with a multinational financial institution, of which $10.5 million was outstanding as of September 30, 2007.

NJRES

In October 2006, NJRES entered into a 3-year, $30 million committed credit facility with a multinational financial institution. Borrowings under this facility, which totaled $30 million at September 30, 2007, are guaranteed by NJR.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

9.     STOCK BASED COMPENSATION

Effective January 24, 2007, the shareholders of NJR approved the NJR 2007 Stock Award and Incentive Plan (2007 Plan), which replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). The Long-Term Plan had 591,471 and 87,280 shares, respectively, reserved for employees and directors, which were rolled into the 2007 Plan. In addition to those shares, the 2007 Plan reserved an additional 750,000 shares for issuance to employees for a total reserve of 1,341,471 and 87,280, respectively, for employees and directors, which provides for a broader range of equity awards. As of September 30, 2007, 1,327,098 and 79,227 shares, respectively, remain available for future awards to employees and directors.

The following table summarizes all stock-based compensation expense recognized during the fiscal years ended September 30, 2007, 2006 and 2005 respectively:

(Thousands)	2007	2006	2005
Stock-based compensation expense:
Stock options	$278	$430	$328
Performance units	292	270	(1,075)
Restricted stock	747	21	—
Compensation expense included in Operation and Maintenance expense	1,317	721	(747)
Income tax benefit	(541)	(294)	305
Total, net of tax	$776	$427	$(442)

In fiscal 2005, the Company recognized compensation expense for options granted prior to October 1, 2002, based upon the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

The following table presents the pro-forma impacts on net income and earnings per share in fiscal 2005 as if fair value recognition provisions of SFAS 123R had been applied to options granted prior to October 1, 2002:

(Thousands)	2005
Net income, as restated	$18,535
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	194
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(404)
Pro forma net income	$18,325

2005
Basic–earnings per share, as restated	$0.67
Basic–earnings per share, pro forma	$0.66
Diluted–earnings per share, as restated	$0.66
Diluted–earnings per share, pro forma	$0.65

Included in operations and maintenance expense is $1.3 million and $0.7 million related to stock-based compensation for fiscal 2007 and 2006, respectively. As of September 30, 2007, there is approximately $1.7 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next three years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

There were no stock options granted in fiscal 2007. The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options issued during fiscal years 2006 and 2005:

	2007	2006	2005
Dividend yield	—%	3.2%	3.0%
Volatility	—%	13.2%	12.7%
Expected life (years)	—	7	7
Risk-free interest rate	—%	4.6%	4.3%
Weighted average fair value	—	$5.44	$4.14

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2004	1,687,678	$26.90
Granted	177,500	$45.01
Exercised	(269,234)	$24.06
Forfeited	(50,287)	$32.17
Outstanding at September 30, 2005	1,545,657	$29.29
Granted	28,200	$42.83
Exercised	(883,779)	$26.23
Forfeited	(18,247)	$36.69
Outstanding at September 30, 2006	671,831	$33.67
Granted	—	—
Exercised	(199,527)	$29.11
Forfeited	(3,750)	$28.52
Outstanding at September 30, 2007	468,554	$35.65
Exercisable at September 30, 2007	369,204	$33.30
Exercisable at September 30, 2006	485,806	$30.53
Exercisable at September 30, 2005	1,259,270	$26.88

For the stock options listed above, there are $441,000 in costs related to unvested options that are expected to be recognized over the next 3 years.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes stock options outstanding and exercisable as of September 30, 2007:

	Outstanding				Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$18.22 – $22.78	7,500	0.9	$22.75	$ 201	7,500	$22.75	$ 201
$22.78 – $27.33	69,530	2.2	$25.93	1,645	69,530	$25.93	1,645
$27.33 – $31.89	174,124	4.4	$29.95	3,421	173,124	$29.94	3,402
$31.89 – $36.44	9,000	5.6	$33.85	142	9,000	$33.85	142
$36.44 – $41.00	19,500	6.4	$38.04	224	14,500	$38.17	165
$41.00 – $45.55	188,900	7.6	$44.84	898	95,550	$44.78	460
Total	468,554	5.4	$35.65	$6,531	369,204	$33.30	$6,015

Performance Units

The Company has issued performance units, which are market conditions awards, to various officers. The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past three fiscal years:

	Units(1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2004	69,475	$30.62
Granted	36,750	$45.55
Vested	(14,475)	$27.33
Cancelled/forfeited	(55,000)	$31.49
Non-vested and outstanding at September 30, 2005	36,750	$45.55
Granted	7,200	$42.80
Vested	—	—
Cancelled/forfeited	(2,250)	$45.55
Non-vested and outstanding at September 30, 2006	41,700	$45.08
Granted	—	—
Vested	(10,425)	$45.08
Cancelled/forfeited	(20,850)	$45.08
Non-vested and outstanding at September 30, 2007	10,425	$45.08
(1)
The number of common shares issued related to performance units may range from zero to 150 percent of the number of units shown in the table above based on the Company’s achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies. Based on the Company’s performance as of September 30, 2007, the number of common shares to be issued is 50 percent. This amount is reflected in the activity listed above for fiscal 2007.

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

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

There are $187,000 in costs related to unvested performance units that are expected to be recognized over the next two years.

Restricted Stock

In fiscal 2007, the Company issued 36,687 shares of Restricted Stock under the 2007 Plan, which vest in equal annual installments over three years, subject to certain conditions, and 17,741 restricted shares that vested immediately.

There are $1.1 million in costs related to unvested restricted stock shares that are expected to be recognized over the next three years.

10.  EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

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

The Company also maintains an unfunded nonqualified pension equalization plan (PEP) that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan.

The Company provides postemployment medical and life insurance benefits to employees who meet certain eligibility requirements.

NJR’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In fiscal 2007 and 2006, the Company had no minimum funding requirements; however, NJR made a discretionary contribution of $10 million in fiscal 2006 to the pension plans. The Company elected to make this discretionary tax-deductible contribution to improve the funded status of the pension plans. The Company currently has no plans to fund the pension plans over the next five years, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

NJR made tax-deductible contributions of $685,000 in fiscal 2007 and $3.7 million in fiscal 2006 to the OPEB plans. It is anticipated that the funding level to the OPEB plans will be approximately $600,000 annually over the next five years.

As of September 30, 2006, NJR adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans. Under SFAS 158, companies are required to recognize an asset for its overfunded plans and a liability for any underfunded plans. As a result, at September 30, 2007, NJR recognized a liability of $26.0 million for its previously unrecognized pension and OPEB actuarial losses and prior service costs, as well as its OPEB transition costs, and a deferred tax liability of $2.5 million. NJR recorded a regulatory asset of $32.2 million for the portion of the liability that is related to unrecognized prior service costs at NJNG that are recoverable through allowed rates charged to customers.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 The balance of $4.2 million, net of tax, was offset in Accumulated other comprehensive income. There is no impact from adoption to net periodic benefit costs. Amounts reflected in Accumulated other comprehensive income will continue to be recognized in net periodic benefit costs in accordance with SFAS No. 87, Employers Accounting for Pension (SFAS 87) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106).

The incremental effect of applying SFAS 158 on NJR’s Consolidated Balance Sheet as of September 30, 2007, is as follows:

(Thousands)	September 30, 2006	Fiscal 2007 Activity	Sub-totals	SFAS 158 Fiscal 2007 Adjustment	September 30, 2007

Pension Plans:

Prepaid pension asset	$21,045	$(2,425)	$18,620	$(18,620)	—
Postemployment benefit (liability)
Current (2)	—	—	—	$(217)	$(217)
Non-current	$(2,141)	(1) $54	$(2,087)	$(182)	$(2,269)
Regulatory asset
Non-current	—	—	—	$17,351	$17,351
Deferred tax asset (liability)	$(7,767)	$975	$(6,792)	$685	$(6,107)
Accumulated other comprehensive income, net of tax	—	—	—	$983	$983

OPEB:

Postemployment benefit asset (liability)
Current (2)	—	—	—	$(83)	$(83)
Non-current	$245	$(3,580)	$(3,335)	$(20,138)	$(23,473)
Regulatory asset
Current	—	—	—	$54	$54
Non-current	—	—	—	$14,768	$14,768
Deferred tax asset (liability)	$(101)	$1,471	$1,370	$2,218	$3,588
Accumulated other comprehensive income, net of tax	—	—	—	$3,181	$3,181
(1)  Amount included in Other assets as of September 30, 2006
(2)  Amount included in Accounts payable and other as of September 30, 2007

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The funded status of the plans, including the reconciliation of NJR’s fiscal year 2006 funded status to the amounts recognized on the Consolidated Balance Sheets, is presented below, using a measurement date of September 30:

	Pension (1)		OPEB
(Thousands)	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$105,746	$101,986	$51,375	$43,602
Service cost	2,932	3,034	1,819	1,582
Interest cost	6,217	5,746	3,028	2,472
Plan participants’ contributions	55	57	6	—
Actuarial loss	(2,218)	(726)	(1,545)	5,245
Benefits paid, net of retiree subsidies received	(4,857)	(4,351)	(1,652)	(1,526)
Benefit obligation at end of year	$107,875	$105,746	$53,031	$51,375
Change in plan assets
Fair value of plan assets at beginning of year	$95,835	$82,596	$26,570	$22,380
Actual return on plan assets	14,106	7,296	3,946	2,026
Employer contributions	250	10,237	685	3,690
Benefits paid, net of plan participants’ contributions	(4,802)	(4,294)	(1,726)	(1,526)
Fair value of plan assets at end of year	$105,389	$95,835	$29,475	$26,570
Reconciliation of funded status at end of year
Plan assets less obligation	$(2,486)	$(9,911)	$(23,556)	$(24,805)
Unrecognized actuarial loss	—	28,325	—	22,095
Unrecognized transition obligation	—	—	—	2,527
Unrecognized prior service cost	—	490	—	428
Net amount recognized	$(2,486)	$18,904	$(23,556)	$245
Amounts recognized on Consolidated Balance Sheets
Prepaid pension asset	—	18,904	—	—
Postemployment employee benefit asset/(liability)	(2,486)	—	(23,556)	245
Net amount recognized (2)	$(2,486)	$18,904	$(23,556)	$245
(1)	Includes NJR’s Pension Equalization Plan.
(2)
 As of September 30, 2007, NJR had a current and non-current liability of $217,000 and $2.3 million, respectively, related to its pension obligations, including its Pension Equalization Plan, and a current and non-current liability of $83,000 and $23.5 million, respectively, related to its OPEB obligations.

The change in unrecognized net gain (loss) is one measure of the degree to which important assumptions have coincided with actual experience. During fiscal 2007, the unrecognized net loss decreased by 9.6 percent of the September 30, 2006 projected benefit obligation. The Company changes important assumptions whenever conditions warrant. The discount rate is typically changed annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the compensation increase rates, rates of employee termination, and rates of participant mortality.

The accumulated benefit obligation (ABO) for the pension plans, including the Pension Equalization Plan, at September 30, 2007 and 2006, was $95.5 million and $92.8 million, respectively.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Amounts included in Accumulated other comprehensive income as of September 30, 2007, as well as the amounts expected to be recognized as components of net period benefit cost in fiscal 2008 are as follows:

	Pension		OPEB
(Thousands)	2007 Balance	2008 Amortization	2007 Balance	2008 Amortization
Net actuarial loss	$1,578	$129	$4,920	$206
Prior service cost	89	16	39	9
Net transition obligation	—	—	442	71
Total, before tax effects	$1,667	$145	$5,401	$286

As of September 30, 2006, there were no deferred costs, related to NJR's pension and OPEB plans, included in Accumulated other comprehensive income.

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension			OPEB
(Thousands)	2007	2006	2005	2007	2006	2005
Service cost	$2,932	$3,034	$2,611	$1,819	$1,582	$1,297
Interest cost	6,217	5,746	5,437	3,028	2,472	2,181
Expected return on plan assets	(8,208)	(7,127)	(6,404)	(2,161)	(1,832)	(1,700)
Recognized actuarial loss	1,596	1,731	1,045	1,063	—	682
Recognized net initial obligation	—	(11)	(112)	357	357	357
Prior service cost amortization	84	85	118	78	78	78
Special termination benefit	—	—	1,785	—	834	72
Net periodic cost	$2,621	$3,458	$4,480	$4,184	$3,491	$2,967

The weighted average assumptions used to determine benefit costs and obligations as of September 30 are as follows:

	Pension			OPEB
	2007	2006	2005	2007	2006	2005
Benefit costs:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Obligations:
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

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

NJR’s general approach for determining the overall expected long-term rate of return on assets considers historical and expected future asset returns, the current and future targeted asset mix of the plan assets, historical and future expected real rates of return for equities and fixed income securities, and historical and expected inflation statistics. The expected long-term rate of return on plan assets to be used to develop net periodic benefit costs for fiscal 2007 is 9.0 percent for pension costs and 8.5 percent for OPEB costs.

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate are as follows:

($ in thousands)	2007	2006	2005
HCCTR	10.0%	10.0%	9.0%
Ultimate HCCTR	5.0%	5.0%	4.5%
Year ultimate HCCTR reached	2013	2013	2010

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$8,493	$8,096	$7,523
Total service and interest cost	$959	$921	$734
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(6,850)	$(6,489)	$(5,995)
Total service and interest costs	$(752)	$(721)	$(520)

The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2008 Target	Assets at September 30,
Asset Allocation	Allocation	2007	2006
U.S. equity securities	53%	53%	53%
International equity securities	19	19	18
Fixed income	28	28	29
Total	100%	100%	100%

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2008	$ 4,663	$ 2,174
2009	$ 4,905	$ 2,334
2010	$ 5,118	$ 2,394
2011	$ 5,330	$ 2,471
2012	$ 5,724	$ 2,639
2013-2017	$32,391	$15,596

NJR’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D, therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 NJR qualifies for federal subsidies.

The estimated subsidy payments are:

Fiscal Year	Estimated Subsidy Payment (Thousands)
2008	$ 134
2009	$ 150
2010	$ 169
2011	$ 187
2012	$ 207
2013-2017	$1,267

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

The amount expensed and contributed for the matching provision of the Savings Plan was $1.2 million in fiscal 2007 and $1.1 million in fiscal 2006 and 2005.

11.  ASSET RETIREMENT OBLIGATIONS (ARO)

Liability and Estimated Accretion as of September 30, 2007

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30, 2007, in thousands:

Balance at October 1, 2006	$23,293
Accretion	1,322
Additions	160
Retirements	(880)
Balance at September 30, 2007	$23,895

Accretion amounts are not reflected as an expense on NJR’s Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheet.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2008	$1,395
2009	$1,471
2010	$1,550
2011	$1,631
2012	$1,720

Adoption of FIN 47

On September 30, 2006, NJNG recorded liabilities of approximately $5.1 million related to the present value of ARO and $18.2 million related to accumulated accretion. NJR believes that ARO-related amounts represent timing differences in the recognition of legal retirement costs that are currently being recovered in NJNG’s rates and, therefore, is deferring such differences as a regulatory asset under SFAS 71. The $18.2 million related to accumulated accretion, which represents a regulatory asset, has been netted against NJNG’s cost of removal regulatory liability on the Consolidated Balance Sheet.

The pro forma amounts of the liabilities for asset retirement obligations for the periods ended September 30, 2006, and 2005, respectively, are presented in the following table. These amounts were calculated using information, assumptions and interest rates as of September 30, 2006:

	Pro-Forma
	September 30,
(Thousands)	2006	2005
Beginning of period ARO liability	$22,029	$20,841
Accretion (1)	1,264	1,188
End of period ARO liability	$23,293	$22,029
(1)  Accretion is not reflected on NJR’s Consolidated Statements of Operations as it is deferred and recovered in rate base.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12.  INCOME TAXES

The Company’s federal income tax returns through fiscal 2004 have either been reviewed by survey, examined by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The fiscal 2005 federal income tax return is currently under audit.

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows:

(Thousands)	2007	2006	2005
Statutory income tax expense	$37,343	$129,662	$9,635
Change resulting from
State income taxes	7,109	21,766	1,925
Change in tax rate	(221)	(216)	—
Depreciation and cost of removal	(1,774)	(1,674)	(1,641)
Investment tax credits	(322)	(322)	(322)
Other	(720)	(662)	(603)
Income tax provision (1)	$41,415	$148,554	$8,994
Effective income tax rate	38.8%	40.1%	32.7%
(1)
Income tax provision includes taxes associated with investments in Equity investees of $1.1 million, $1.2 million and $1.2 million for the years ended September 30, 2007, 2006 and 2005, respectively. These amounts are reported as part of Equity in earnings of Equity investees, net of tax, in the consolidated statements of income.

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2007	2006	2005
Current
Federal	$36,846	$37,631	$45,142
State	12,282	11,636	14,327
Deferred
Federal	(5,758)	78,088	(38,785)
State	(1,633)	21,521	(11,368)
Investment tax credits	(322)	(322)	(322)
Income tax provision	$41,415	$148,554	$8,994

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and liabilities, consist of the following:

(Thousands)	2007	2006
Current
Underrecovered gas costs	$(3,937)	$(702)
WNC/CIP	10,120	3,330
Conservation program	2,766	4,112
Other	(2,009)	(1,772)
Current deferred tax liability, net	$6,940	$4,968
Noncurrent
Property-related items	$135,884	$128,835
Customer contributions	(1,271)	(1,421)
Capitalized overhead and interest	(1,324)	(2,677)
Unamortized investment tax credits	(4,046)	(4,219)
Remediation costs	28,905	30,919
Deferred service contract revenue	(2,452)	(2,317)
Deferred gain	(1,990)	(2,512)
Fair value of derivatives	47,204	63,220
Other	15,348	17,272
Total non-current deferred tax liabilities, net	216,258	227,100
Total deferred tax liabilities, net	$223,198	$232,068

13.  COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $81.4 million at current contract rates and volumes, which are recovered through the BGSS.

As of September 30, 2007, there were NJR guarantees covering approximately $289 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet. Commitments as of September 30, 2007 for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2008	2009	2010	2011	2012	Thereafter
NJRES
Natural gas purchases	$473,941	$263,601	$130,089	$—	$—	$—
Storage demand fees	34,404	17,865	15,093	10,420	6,027	3,023
Pipeline demand fees	64,725	29,377	15,857	13,229	6,866	10,123
Sub-total NJRES	$573,070	$310,843	$161,039	$23,649	$12,893	$13,146
NJNG
Natural gas purchases	$30,781	$967	$3,042	$412	$—	$—
Storage demand fees	24,439	23,835	20,951	12,198	5,390	2,737
Pipeline demand fees	56,970	70,425	55,491	51,400	43,616	69,101
Sub-total NJNG	$112,190	$95,227	$79,484	$64,010	$49,006	$71,838
Total	$685,260	$406,070	$240,523	$87,659	$61,899	$84,984

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG’s capital expenditures are estimated at $80.9 million, of which approximately $5.1 million has been committed and $77.4 million in fiscal 2008 and 2009, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

The Company’s future minimum lease payments under various operating leases are less than $3.8 million annually for the next five years and $670,000 in the aggregate for all years thereafter.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup plan of three Manufactured Gas Plant (MGP) sites, dating back to the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) with respect to two of the sites, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through September 30, 2006. As of September 30, 2007, $85.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

In September 2007, with the assistance of an outside consulting firm, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. Based on this review, NJNG estimated at the time of the review that, exclusive of any insurance recoveries, total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $105.3 million to $164.8 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.3 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation, if any that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the RAC.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RAC or the impact on the Company’s results of operations, financial position or cash flows, which could be material.

BPU Order Regarding Long Branch Mass Tort Litigation-Related Costs

Beginning in July 2003, a series of complaints were filed in the New Jersey Superior Court against NJNG, the Registrant, Jersey Central Power & Light Company (JCP&L) and FirstEnergy Corporation (FirstEnergy). The complaints were, as of February 2004, designated as a Mass Tort Litigation (the Mass Tort Litigation). Among other things, the complaints alleged personal injuries, wrongful death, survivorship actions, property damage and claims for medical monitoring stemming from the operation and remediation of the former MGP site in Long Branch, New Jersey.

In December 2005, a confidential settlement between NJNG and the plaintiffs in the Mass Tort Litigation was finalized and approved by the New Jersey Superior Court. A separate lawsuit (the Lawsuit) was filed by NJNG for declaratory relief against Kemper Indemnity Insurance Company (Kemper) arising from Kemper’s refusal to honor its obligations related to the Mass Tort Litigation under insurance policies procured by the NJNG that were intended to limit NJNG’s liability for third party claims for bodily injury and property damage, legal defense costs and remediation costs arising from environmental contamination and remediation at the former MGP sites in Long Branch and Toms River, New Jersey.

The Lawsuit was settled in January 2007. Pursuant to the terms of the settlement, NJNG received a payment in the amount of $12.8 million from Kemper and certain of its affiliates (the Settlement Payment). The Settlement Payment was made in exchange for a general release of all claims asserted in the Lawsuit; no portion of the Settlement Payment was allocated to any particular claim.

Pursuant to the RAC, NJNG sought to recover the remaining litigation and settlement costs related to the Mass Tort Litigation and the Lawsuit. Under a written order by the BPU, dated October 3, 2007, approving a stipulation among NJNG, the BPU and the State of New Jersey Department of the Public Advocate, Division of Rate Counsel, NJNG will be allowed to recover litigation and settlement costs related to the Mass Tort Litigation and the Lawsuit to the extent that such costs exceed $4.0 million. $4.0 million is the portion of the costs NJNG incurred to litigate and settle the Mass Tort Litigation and the Lawsuit that is reasonably reflective of and attributable to personal injury claims. Personal injury claims are not recoverable under the RAC. The pre-tax settlement charge of $4.0 million was recognized in the fourth quarter of fiscal 2007 and is reflected in Operations and maintenance expense in the Consolidated Statements of Income.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed above, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

14. BUSINESS SEGMENT DATA

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

(Thousands)	2007	2006	2005
Operating Revenues
Natural Gas Distribution	$1,005,588	$1,138,774	$1,138,280
Energy Services	1,994,682	2,133,540	1,973,268
Retail and Other	21,776	(811)	73,220
Subtotal	3,022,046	3,271,503	3,184,768
Intersegment Revenues (1)	(281)	(274)	(186)
Total	$3,021,765	$3,271,229	$3,184,582
Depreciation and Amortization
Natural Gas Distribution	$35,648	$34,146	$32,905
Energy Services	214	211	253
Retail and Other	373	396	517
Total	$36,235	$34,753	$33,675
Operating Income
Natural Gas Distribution	$88,528	$88,029	$97,408
Energy Services	40,913	324,045	(102,625)
Retail and Other	(2,191)	(23,690)	45,491
Total	$127,250	$388,384	$40,274
Net Income
Natural Gas Distribution	$44,480	$46,870	$53,376
Energy Services	21,298	188,372	(62,805)
Retail and Other	(497)	(13,334)	27,964
Total	$65,281	$221,908	$18,535

The Company’s assets for the various business segments are detailed below:

(Thousands)	2007	2006
Assets as of September 30,
Natural Gas Distribution	$1,565,566	$1,586,934
Energy Services	487,482	714,867
Retail and Other	194,644	107,213
Intersegment Assets (1)	(16,947)	(10,086)
Total	$2,230,745	$2,398,928
(1)  Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.  SELECTED QUARTERLY DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2007 and 2006 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	Quarter Ended
	31-Dec		31-Mar		30-Jun		30-Sep
(Thousands, except per share data)	As Previously Reported	As Restated (See Note 2)	As Previously Reported	As Restated (See Note 2)	As Previously Reported	As Restated (See Note 2)	As Previously Reported	As Restated* (See Note 2)
2007
Operating revenues	$741,465	$737,401	$1,024,636	$1,029,043	$665,358	$662,218		$593,103
Operating income (loss)	$52,144	$54,830	$139,441	$16,271	$(5,573)	$46,548		$9,601
Net income (loss)	$28,124	$29,434	$80,527	$7,961	$(4,952)	$25,377		$2,509
Earnings per share
Basic	$1.01	$1.06	$2.89	$.29	$(.18)	$.91		$.09
Diluted	$1.01	$1.05	$2.87	$.28	$(.18)	$.90		$.09
2006
Operating revenues	$1,164,576	$1,162,187	$1,064,422	$1,052,762	$536,103	$530,786	$534,507	$525,494
Operating income (loss)	$61,669	$177,586	$103,688	$155,194	$(3,570)	$(32,915)	$(15,324)	$88,519
Net income (loss)	$34,264	$102,828	$60,201	$90,667	$(3,975)	$(21,321)	$(11,971)	$49,734
Earnings per share
Basic	$1.24	$3.73	$2.16	$3.26	$(.14)	$(.76)	$(.43)	$1.77
Diluted	$1.23	$3.68	$2.14	$3.22	$(.14)	$(.75)	$(.43)	$1.76
*  Restated for 2006 only.

The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

New Jersey Resources
Part II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company reassessed its accounting treatment and disclosures for its derivative instruments under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of this accounting assessment, the Company determined that certain of its derivative instruments have not qualified as cash flow hedges under SFAS 133 as they did not meet the definition for “critical-terms-match,” as defined under paragraph 65 of SFAS 133 and related authoritative accounting literature issued by various standard setting bodies and their related interpretations for all fiscal periods. As the Company has determined the hedging relationships did not meet the “critical-terms-match,” the related derivative instruments did not qualify as cash flow hedges and the unrealized gains or losses on the derivative instruments are required to be reflected in the Consolidated Statement of Income for each period rather than recorded in Comprehensive Income and included as a component of “accumulated other comprehensive income,” a component of Total Common Stock Equity in the Consolidated Balance Sheets, until the forecasted transaction is settled. Therefore, because of this material weakness, the Company amended and restated certain of its historical consolidated financial statements and made appropriate changes in the preparation of its consolidated financial statements for the year ended September 30, 2007.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, and management have discussed these issues with the Company’s Audit Committee. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future.

Management’s Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Remediation of Material Weakness

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Subsequent to the quarter and fiscal year ended September 30, 2007,

New Jersey Resources
Part II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

 in connection with the material weakness in internal control over financial reporting detailed above, the Company has implemented or will implement the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

•
improve training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s derivative instruments to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

•	ensure the Company has the accounting technical expertise requirements necessary for compliance with SFAS 133;

•
retest the Company’s internal control over financial reporting with respect to the types of hedging transactions affected by the restatement to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

•
initiate a thorough review of the design of the internal control over financial reporting related to the accounting of derivative instruments which will incorporate an analysis of the current staffing levels, job assignments and the design of all internal control processes for the accounting for derivative instruments and implement new and improved processes and controls, if warranted; and

•	increase the level of review and discussion of significant accounting matters and supporting documentation with senior finance management.

As part of the Company’s fiscal 2008 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they operate effectively. The Company anticipates that these remediation actions represent ongoing improvement measures. While the Company has taken steps to remediate the material weakness, these steps may not be adequate to fully remediate the material weakness, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal control over financial reporting that the Company will perform as of September 30, 2008. The Company believes, however, these measures will fully remediate the above identified material weakness in its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2007. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption “Executive Officers of the Company.”

The Board of Directors has adopted the Principal Executive Officer and Senior Financial Officers Code of Ethics governing the chief executive officer and senior financial officers, in compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and SEC regulations and the Code of Conduct, a code for all directors, officers and employees as required by the New York Stock Exchange, or NYSE, rules (collectively, the Codes). Copies of both Codes are available free of charge on the Company’s website at http://investor.njresources.com under the caption “Corporate Governance.” A printed copy of each Code is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Codes that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company’s website.

Because the Company’s common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 23, 2007. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Registrant’s Proxy Statement.

New Jersey Resources
Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2.	Financial Statement Schedules–See Index to Financial Statement Schedules in Item 8.

(a) 3.	Exhibits–See Exhibit Index on page 118.

New Jersey Resources

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2007.	116

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources

                Schedule II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2007, 2006 and 2005

(Thousands)
CLASSIFICATION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO EXPENSE	OTHER (1)	BALANCE AT END OF YEAR
2007:
Regulatory asset reserve	$ 678	$2,025	$ —	$2,703
Allowance for Doubtful Accounts	$2,679	$3,174	$(2,687)	$3,166
2006:
Regulatory asset reserve	$ 290	$ 388	$ —	$ 678
Allowance for Doubtful Accounts	$5,297	$3,612	$(6,230)	$2,679
2005:
Regulatory asset reserve	$ —	$ 290	$ —	$ 290
Allowance for Doubtful Accounts	$5,304	$6,128	$(6,135)	$5,297
(1) Uncollectible accounts written off, less recoveries and changes to adjust reserve to appropriate level.

New Jersey Resources

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date: December 10, 2007
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

December 10, 2007	/s/ Laurence M. Downes	December 10, 2007	/s/ Glenn C. Lockwood
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

December 10, 2007	/s/ Nina Aversano	December 10, 2007	/s/ J. Terry Strange
	Nina Aversano Director		J. Terry Strange Director

December 10, 2007	/s/ Lawrence R. Codey	December 10, 2007	/s/ David A. Trice
	Lawrence R. Codey Director		David A. Trice Director

December 10, 2007	/s/ M. William Howard, Jr.	December 10, 2007	/s/ William H. Turner
	M. William Howard, Jr. Director		William H. Turner Director

December 10, 2007	/s/ Jane M. Kenny	December 10, 2007	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

December 10, 2007	/s/ Alfred C. Koeppe	December 10, 2007
	Alfred C. Koeppe Director		Gary W. Wolf Director

New Jersey Resources
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3-1 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

3.2	By-Laws of the Company, as amended on November 14, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on November 15, 2007)

4.1	Specimen Common Stock Certificates (incorporated by reference to Exhibit 4-1 to Registration Statement No. 033-21872)

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

New Jersey Resources

Exhibit Number	Exhibit Description

4.4(a)
First Amendment dated as of November 15, 2005 to the $275,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-4A to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.5	$30,000,000 Credit Agreement by and among the Company, NJR Energy Services Company, as the Borrowers, and Bank of Tokyo-Mitsubishi UFJ Trust Company, as the Bank, dated as of October 12, 2006

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

4.8*	$50,000,000 Note Purchase Agreement by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company

10.2**	Retirement Plan for Represented Employees, as amended on October 1, 1984 (incorporated by reference to Registration Statement No. 002-73181)

10.3**	Retirement Plan for Non-Represented Employees, as amended October 1, 1985 (incorporated by reference to Registration Statement No. 002-73181)

10.4**	Supplemental Retirement Plans covering each of the Executive Officers (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended September 30, 1986)

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
Service Agreement for Rate Schedule CDS by and between NJNG and Texas Eastern Transmission Company, dated as of November 15, 1995 (incorporated by reference to Exhibit 10-5C to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.6**
The Company’s Officer Incentive Plan effective as of October 1, 1986 (incorporated by reference to Exhibit 10-6 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.7
Lease Agreement between NJNG, as Lessee and State Street Bank and Trust Company of Connecticut, National Association, as Lessor for NJNG’s Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.10**
The Company’s Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.12**
Employment Continuation Agreement between the Company and Laurence M. Downes dated February 20, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on February 26, 2007)

10.12(a)**	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on February 26, 2007)

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

New Jersey Resources
Exhibit Number	Exhibit Description

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

10.16**	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed on November 15, 2007)

10.17**	The Company’s 2007 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 12, 2007)

10.18**	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 25, 2007)

10.19**	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on January 25, 2007)

10.20**	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on January 25, 2007)

10.21
Settlement Agreement and Mutual Release dated January 24, 2007 by and between NJNG and Lumbermens Mutual Casualty Company and its subsidiaries and affiliates, including but not limited to, American Motorists Insurance Company, American Manufacturers Mutual Company and Kemper Indemnity Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on February 7, 2007)

10.22	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.23	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act*

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act* †

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act* †

*	Filed herewith
       **  Denotes compensatory plans or arrangements or management contracts

†     This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.