Form 10-Q
period 2007-12-31
NEW JERSEY RESOURCES CORP
filed 2008-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

The number of shares outstanding of $2.50 par value Common Stock as of February 5, 2008 was 27,890,722.

Part I

New Jersey Resources Corporation

New Jersey Resources Corporation

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended December 31,
(Thousands, except per share data)	2007	2006
		As Restated (See Note 1)

OPERATING REVENUES	$811,138	$ 737,401

OPERATING EXPENSES
Gas purchases	684,694	621,935
Operation and maintenance	32,179	28,316
Regulatory rider expenses	12,165	9,466
Depreciation and amortization	9,403	8,902
Energy and other taxes	18,160	13,952
Total operating expenses	756,601	682,571
OPERATING INCOME	54,537	54,830
Other income	1,528	1,296
Interest charges, net	7,810	7,875
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	48,255	48,251
Income tax provision	18,494	19,234
Equity in earnings of affiliates, net of tax	424	417
NET INCOME	$ 30,185	$29,434

EARNINGS PER COMMON SHARE
BASIC	$1.09	$1.06
DILUTED	$1.08	$1.05
DIVIDENDS PER COMMON SHARE	$0.40	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	27,785	27,713
DILUTED	27,952	27,904

PRO-FORMA EARNINGS PER COMMON SHARE (See Note 5)
BASIC	$0.72	$0.71
DILUTED	$0.72	$0.70

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31,
(Thousands)	2007	2006
		As Restated (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,185	$29,434
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments, net of tax	3,080	(2,069)
Depreciation and amortization	9,478	8,977
Allowance for funds used during construction	(373)	—
Deferred income taxes	8,549	2,842
Manufactured gas plant remediation costs	(4,041)	(4,235)
Equity in earnings from investments, net of distributions	1,512	(417)
Cost of removal – asset retirement obligations	(177)	(257)
Contributions to employee benefit plans	(150)	(150)
Changes in:
Components of working capital	(57,844)	(14,579)
Other noncurrent assets	2,423	1,635
Other noncurrent liabilities	833	(8,824)
Cash flows (used in) from operating activities	$(6,525)	$12,357
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,192	4,976
Tax benefit from stock options exercised	547	769
Proceeds from sale-leaseback transaction	7,485	5,482
Payments of long-term debt	(937)	(775)
Purchases of treasury stock	(10,071)	—
Payments of common stock dividends	(10,633)	(10,056)
Net proceeds from short-term debt	32,547	4,900
Cash flows from financing activities	$23,130	$5,296
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(13,526)	(12,463)
Real estate properties and other	(168)	(569)
Cost of removal	(1,208)	(1,283)
Investments in equity investees	(2,998)	—
Proceeds from asset sales	—	1,792
Cash flows used in investing activities	(17,900)	(12,523)
Change in cash and temporary investments	(1,295)	5,130
Cash and temporary investments at beginning of period	5,140	4,991
Cash and temporary investments at end of period	$3,845	$10,121
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(194,958)	$(146,039)
Inventories	33,940	23,569
Underrecovered gas costs	(18,883)	(28,758)
Gas purchases payable	96,217	124,439
Prepaid and accrued taxes, net	31,043	19,154
Accounts payable and other	(1,017)	(3,654)
Restricted broker margin accounts	(881)	5,875
Customers’ credit balances and deposits	7,299	(10,029)
Other current assets	(10,604)	864
Total	$(57,844)	$(14,579)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$6,434	$7,599
Income taxes	$2,661	$8,000
See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	December 31,	September 30,
(Thousands)	2007	2007

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,313,739	$1,299,445
Real estate properties and other, at cost	28,859	28,793
	1,342,598	1,328,238
Accumulated depreciation and amortization	(363,891)	(357,367)
Property, plant and equipment, net	978,707	970,871

CURRENT ASSETS
Cash and temporary investments	3,845	5,140
Customer accounts receivable
Billed	270,323	132,444
Unbilled	66,177	8,895
Allowance for doubtful accounts	(3,369)	(3,166)
Regulatory assets	29,245	24,634
Gas in storage, at average cost	404,825	439,168
Materials and supplies, at average cost	5,436	5,033
Prepaid state taxes	9,229	28,034
Derivatives, at fair value	127,699	138,986
Broker margin account	8,590	12,345
Other	15,122	8,353
Total current assets	937,122	799,866

NONCURRENT ASSETS
Investments in equity investees	89,902	86,743
Regulatory assets	305,832	312,369
Derivatives, at fair value	39,213	44,306
Restricted cash	4,200	4,200
Other	12,779	12,390
Total noncurrent assets	451,926	460,008
Total assets	$2,367,755	$2,230,745

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES
	December 31,	September 30,
(Thousands)	2007	2007

CAPITALIZATION
Common stock equity	$668,969	$644,797
Long-term debt	359,165	383,184
Total capitalization	1,028,134	1,027,981

CURRENT LIABILITIES
Current maturities of long-term debt	34,905	4,338
Short-term debt	289,026	256,479
Gas purchases payable	314,553	218,336
Accounts payable and other	55,341	64,386
Dividends payable	11,101	10,633
Deferred and accrued taxes	24,064	9,031
Regulatory liabilities	—	9,583
New Jersey clean energy program	10,945	8,832
Derivatives, at fair value	62,120	79,243
Broker margin account	1,917	15,143
Customers’ credit balances and deposits	34,561	27,262
Total current liabilities	838,533	703,266

NONCURRENT LIABILITIES
Deferred income taxes	216,553	216,258
Deferred investment tax credits	7,434	7,513
Deferred revenue	9,631	9,806
Derivatives, at fair value	40,474	38,085
Manufactured gas plant remediation	105,340	105,340
Postemployment benefit liability	27,170	25,743
Regulatory liabilities	61,012	61,270
New Jersey clean energy and conservation incentive programs	1,227	3,992
Asset retirement obligation	24,068	23,895
Other	8,179	7,596
Total noncurrent liabilities	501,088	499,498
Total capitalization and liabilities	$2,367,755	$2,230,745

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The condensed consolidated financial statements have been prepared without audit, as of December 31, 2007 and for three months ended December 31, 2007 and 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2007 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2007 Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Energy Investment (NJREI) and NJR Service Company (NJR Service). Intercompany transactions and accounts have been eliminated. Retail Holdings’ two principal subsidiaries are NJR Home Services (NJRHS) and Commercial Realty & Resources (CR&R). NJREI’s primary subsidiaries are NJR Energy and NJR Steckman Ridge Storage Company. NJR Energy invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois). NJR Steckman Ridge Storage Company holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was acquired and is being developed with a partner in western Pennsylvania.

In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2008.

Current Assets

Included in Other current assets is $2.6 million of restricted cash related to NJNG natural gas purchases.

New Accounting Standards

Recently Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company adopted FIN 48 on October 1, 2007. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and in accordance with the provisions of FIN 48, recorded an additional liability for unrecognized tax benefits and interest of approximately $4.3 million and an increase in retained earnings as of October 1, 2007 of approximately $1.2 million.. For additional information on the effect of adoption, see Note 11. Adoption of FIN 48.

Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of the statement prospectively and is evaluating the effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a pre-existing policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the Company chooses to apply the fair value option to, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by the Company for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of adoption on its statement of financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

On April 10, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (FSP FIN 39-1), Amendment of FASB Interpretation No. 39. FSP FIN 39-1 provides additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset the fair value amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company’s policy is to present its derivative positions and any receivables or payables with the same counterparty on a gross basis, therefore, NJR does not anticipate that FSP FIN 39-1 will have an impact on its statement of financial position and results of operations.

Restatement

Subsequent to the issuance of December 31, 2006 interim financial statements, the Company determined that certain derivative financial instruments at NJRES and NJR Energy were incorrectly accounted for as cash flow hedges. As a result, NJR concluded that the change in fair value of these derivative instruments should be recorded as a component of Gas purchases, or Operating revenues, as appropriate, in the Condensed Consolidated Statements of Income and not in Other comprehensive income, which is a component of Common Stock Equity, where they had been previously reported in the Company’s Quarterly Report on Form 10-Q as of and for the three-month period ended December 31, 2006.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accordingly, the following table sets forth the effects of the restatement on affected line items in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three-month period ended December 31, 2006. Also included in the adjustment column, and as separate line items in the tables below, are certain immaterial corrections that the Company made to Other income and Equity in earnings of equity investees, net of tax for first quarter of fiscal 2007.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands)	As Previously Reported	Adjustment	As Restated
Operating revenue	$741,465	$(4,064)	$737,401
Gas purchases	$628,685	$(6,750)	$621,935
Total operating expenses	$689,321	$(6,750)	$682,571
Operating Income	$52,144	$2,686	$54,830
Other income	$1,989	$(693)	$1,296
Income before income taxes and equity in earnings of affiliates	$46,258	$1,993	$48,251
Income tax provision	$18,134	$1,100	$19,234
Equity in earnings, net of tax	$—	$417	$417
Net Income	$28,124	$1,310	$29,434
Basic earnings per share	$1.01	$0.05	$1.06
Diluted earnings per share	$1.01	$0.04	$1.05

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	As Previously Reported	Adjustment	As Restated
Net Income	$28,124	$1,310	$29,434
Unrealized loss (gain) on derivative instruments, net of tax	$120	$(2,189)	$(2,069)
Equity in earnings from investments, net of distributions	$—	$(417)	$(417)
Other noncurrent assets	$1,218	$417	$1,635
Other noncurrent liabilities	$(9,703)	$879	$(8,824)

2.	REGULATION

Filed Base Rate Case

As a result of increases in NJNG’s operating, maintenance and capital costs, NJNG petitioned the New Jersey Board of Public Utilities (BPU), on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on NJNG’s equity component of 11.375 percent. This petition is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. Preliminary matters and timelines are being established among NJNG, the BPU and Division of Rate Counsel (Rate Counsel) before the Office of the Administrative Law Judge. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to NJNG’s delivery rates would become effective during fiscal 2008.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin variations (filed for annually and recovered one year following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of Basic Gas Supply Service (BGSS) related savings.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2007, the BPU provisionally approved the implementation of NJNG’s initial CIP recovery rates, based upon program information NJNG included in an Amendment to its Petition for Annual Review, which was filed with the BPU in August 2007. The approved rates add 1.7 percent to the average residential heating customer’s bill and are designed to recover approximately $15.6 million of previously accrued amounts.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of December 31, 2007, NJNG had a remaining liability of $1.2 million related to these programs.

Basic Gas Supply Service

BGSS is a BPU approved rate mechanism designed to allow for the recovery of natural gas commodity costs. NJNG periodically adjusts its rates to its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers. The following are NJNG’s BGSS filings and related rate adjustments or refunds during the first quarter of fiscal 2008:

•	On October 3, 2007, the BPU provisionally approved a decrease to NJNG’s BGSS rate effective October 4, 2007, which results in a 3.6 percent decrease to the average residential customer bill.

•
On November 26, 2007, NJNG notified the BPU that it would provide refunds and subsequently issued a credit to customers of $32 million in December 2007, as a result of the decrease in the anticipated costs of wholesale natural gas prices.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU approved an extension of the utility gross margin-sharing programs mentioned above through October 31, 2008. Concurrently, the BPU reduced the sharing percentage of the margin generated by the FRM program that will be retained by NJNG from 20 percent to 15 percent effective November 1, 2007. The incentive programs are subject to revisions in NJNG’s base rate case and remain in effect as currently established until it is resolved.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components: a Universal Service Fund rider (USF), a Manufactured Gas Plant Remediation Adjustment Clause (RAC), and the New Jersey Clean Energy Program (NJCEP).

In October 2007, the BPU approved the following adjustments to recovery rates associated with the SBC programs:

SBC

•	$14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006;

•
an increase in the recovery of NJCEP funding requirements from $6.3 million to $13.0 million for fiscal year 2008 due to the gradual increase in NJNG’s obligation to the State of New Jersey and a prior underrecovery, (NJNG’s liability as of December 31, 2007 was $11 million); and,

•	a decrease to the statewide USF recovery rate, which will have a negligible impact on customer rates.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the BPU approved an increase of $8.1 million, or 0.9 percent to the WNC rate, to recover the net amounts deferred relating to weather related margin variations during the 2004-2005 and 2005-2006 winter periods.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2007	September 30, 2007	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$ 9,300	—	Less than one year (1)
WNC	5,860	8,105	Less than one year (2)
CIP	14,085	16,529	Less than one year (3)
Total current	$ 29,245	$ 24,634
Regulatory assets–noncurrent
Remediation costs (Note 12)
Expended, net	$ 85,533	$ 85,071	(4)
Liability for future expenditures	105,340	105,340	(5)
CIP	4,191	—	(6)
Deferred income and other taxes	13,815	13,979	Various(7)
Derivatives (Note 3)	45,354	51,861	(8)
Postemployment benefit costs (Note 9)	33,614	33,988	(9)
SBC	17,985	22,130	Various (10)
Total noncurrent	$305,832	$312,369

(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2007, without interest. This balance reflects the net results for the winter periods of 2004-2005 and 2005-2006. No new WNC activity is being recorded due to the existence of the CIP. All previously deferred amounts related to the WNC have been approved for recovery.

(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $7.0 million relating to the weather component of the calculation and approximately $7.1 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred.
(6)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $1.8 million relating to the weather component of the calculation and approximately $2.4 million relating to the customer usage component of the calculation.

(7)	Recoverable without interest, subject to BPU approval.
(8)	Recoverable, subject to BPU approval, through BGSS, without interest.
(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in rates charged to customers (see Note 9. Employee Benefit Plans).

(10)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2007	September 30, 2007
Regulatory liability–current
Overrecovered gas costs	—	$ 9,583
Total current	—	$ 9,583
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$61,012	$60,094
Market development fund (MDF) (2)	—	1,176
Total-noncurrent	$61,012	$61,270

(1)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $19.9 million, including accretion of $350,000 for the three-month period ended December 31, 2007, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of December 31, 2007 (see Note 10. Asset Retirement Obligations).

(2)
The MDF provided financial incentives to encourage customers to switch to third party suppliers and has supported other unbundling related initiatives. The MDF funding obligations terminated as of October 31, 2006 and the remaining balance was credited back to customers through the BGSS in October 2007.

3.	DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To manage the risk of such fluctuations, the Company and its subsidiaries enter into futures contracts, option agreements and swap agreements to economically hedge future purchases and sales of natural gas.

On October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that all contracts entered into after September 30, 2007 are now recognized as derivative instruments, and are not accounted for using the “normal purchase normal sales” scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). All NJRES physical commodity contracts entered into after September 30, 2007, are accounted for at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being reflected as a component of Operating revenues on the Condensed Consolidated Statements of Income. All physical commodity contracts at NJRES that were in existence prior to October 1, 2007, which were previously designated as meeting the normal purchase normal sales scope exception of SFAS 133, as well as physical commodity contracts at NJNG and NJR Energy, which also meet the normal purchase normal sale scope exception, continue to be accounted for under accrual accounting.

All of the Company’s financial instruments (financial futures, options or swaps), are accounted for as derivatives in accordance with SFAS 133 and recorded at fair value in the Condensed Consolidated Balance Sheets. Changes in fair value are recorded as a component of Gas purchases or Operating revenues, for NJRES and NJR Energy, respectively, in the Condensed Consolidated Statements of Income as unrealized gains or losses. Changes in fair value of NJNG’s financial derivative instruments are recorded as a component of Regulatory assets or liabilities in the Condensed Consolidated Balance Sheets, as these amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

When certain financial derivative instruments at NJRES settle prior to the actual sale of the natural gas inventory purchases that they were designed to economically hedge, NJRES records realized gains or losses as a component of Gas purchases in the Condensed Consolidated Statements of Income.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains (losses) and realized gains (losses) at NJRES related to financial derivative instruments that are included as a component of Gas purchases, and unrealized gains (losses) at NJR Energy related to financial derivative instruments and unrealized gains (losses) at NJRES related to physical commodity contracts that are included as a component of Operating revenues, for the three months ended December 31, 2007 and 2006 are as follows:
	December 31,
(Thousands)	2007	2006
NJRES:
Unrealized gains – Physical Commodity Contracts	$ 2,044	—
Unrealized (losses) gains – Financial Instruments	(6,966)	8,039
Realized (losses) – Financial Instruments	(5,163)	(1,289)
Subtotal NJRES	$(10,085)	$ 6,750
NJR Energy
Unrealized gains (losses) – Financial Instruments	(305)	(4,064)
Total NJRES and NJR Energy unrealized and realized (losses) gains	$(10,390)	$ 2,686

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:
(Thousands)	December 31, 2007	September 30, 2007
NJNG broker margin deposit	$ 39	$ 12,345
NJNG broker margin (liability)	$(1,917)	—
NJRES broker margin deposit (liability)	$ 8,551	$(15,143)

4.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:
(Thousands)	December 31, 2007	September 30, 2007
Steckman Ridge	$60,881	$56,726
Iroquois	20,844	22,073
Other	8,177	7,944
Total	$89,902	$86,743

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

Other investments represent investments in equity securities of publicly traded energy companies, all of which are immaterial on an individual basis, and are accounted for as available for sale securities, with any change in the value of such investments recorded as Accumulated other comprehensive income, a component of Common stock equity.

New Jersey Resources Corporation
Part I
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is summarized financial information for Iroquois, as of and for the three-month periods as indicated below:
	December 31,
(Thousands)	2007	2006
Operating revenues	$38,754	$39,519
Operating income	$19,298	$20,021
Net income	$7,582	$7,473

(Millions)	December 31, 2007	September 30, 2007
Total assets	$791.0	$814.3

5.	EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended December 31,
(Thousands, except per share amounts)	2007	2006
Net Income, as reported	$30,185	$29,434
Basic earnings per share
Weighted average shares of common stock outstanding–basic	27,785	27,713
Basic earnings per common share	$1.09	$1.06
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	27,785	27,713
Incremental shares (1)	167	191
Weighted average shares of common stock outstanding–diluted	27,952	27,904
Diluted earnings per common share	$1.08	$1.05
(1)	Incremental shares consist of stock options, stock awards and performance units.

On January 23, 2008 the Company announced a three for two stock split payable on March 3, 2008 with fractional shares paid in cash. The amounts above do not include the effect of this proposed stock split. The following table shows the impact of the planned stock split on the number of shares outstanding and calculated basic and diluted earnings per share as if it occurred at the beginning of the earliest period presented:

	Pro- Forma Three Months Ended December 31,
(Thousands, except per share amounts)	2007	2006
Net Income	$30,185	$29,434
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,678	41,570
Basic earnings per common share	$0.72	$0.71
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,678	41,570
Incremental shares	250	287
Weighted average shares of common stock outstanding–diluted	41,928	41,857
Diluted earnings per common share	$0.72	$0.70

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEBT

NJR

On December 13, 2007, NJR refinanced its prior senior credit facility for a new $325 million, five-year, revolving, unsecured credit facility. The new credit facility permits the borrowing of amounts under a revolving basis, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million. The new credit facility refinances an earlier credit facility that provided for $325 million in revolving credit that was scheduled to expire on December 16, 2007. The Company used the initial borrowings under the new credit facility to refinance its prior credit facility and pay all related fees and expenses. Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of December 31, 2007, NJR’s effective rate was 5.18% on outstanding borrowings of $92.6 million under this credit facility.

As of December 31, 2007, NJR had four letters of credit outstanding, totaling $17.5 million, on behalf of NJRES. Two letters of credit, totaling $4.5 million, are used in conjunction with a long-term natural gas storage agreement and expire on December 31, 2008. The other two letters of credit, totaling $13 million, are used for margin and collateral requirements for natural gas transactions and expire on March 31, 2008.

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 31, 2008. The letter of credit is in place to support development activities.

These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

NJNG

In August 2007, the BPU approved NJNG’s petition requesting authorization to issue and sell, in one or more series, an aggregate of $125 million in medium-term notes through July 31, 2010. The notes may be issued on a secured or unsecured basis and maturities can range from one to forty years. The proceeds from the issuance of the notes will be used to refinance short-term debt, which has been incurred to fund capital expenditure requirements and pension and other post-employment benefit programs. NJNG is currently seeking approval to revise the market yield spread conditions of the BPU’s prior approval to reflect current credit market conditions. Provided that such approval is granted by the BPU, the notes are anticipated to be issued during the second quarter of fiscal 2008.

NJNG received $7.5 million and $5.5 million in December 2007 and 2006, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

At December 31, 2007, NJNG had a stand alone letter of credit in the amount of $3 million, which will expire on December 31, 2008. This letter of credit does not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty, and it will be renewed as necessary, upon its expiration.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of December 31, 2007 NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of December 31, 2007.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated

There were no issuances or redemptions of long-term debt securities for NJR, NJNG or NJRES during the three months ended December 31, 2007

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:
	December 31,	September 30,
(Thousands)	2007	2007
NJR
Long - term debt (1)	$75,000	$75,000
Bank credit facilities	$325,000	$325,000

Amount outstanding at end of period	$92,600	$40,250
Weighted average interest rate at end of period	5.18%	6.17%
NJNG (2)
Long - term debt (1)	$254,800	$254,800
Bank credit facilities	$250,000	$250,000

Amount outstanding at end of period	$190,100	$175,700
Weighted average interest rate at end of period	4.48%	5.19%
NJRES
Bank credit facilities	$30,000	$30,000

Amount outstanding at end of period	—	$30,000
Weighted average interest rate at end of period	—	5.78%
(1)	Long-term debt excludes lease obligations of $59.3 million and $53.3 million at December 31, 2007 and September 30, 2007, respectively.
(2)
The table includes only committed credit facilities for short-term borrowings. Also included in short-term debt on the Condensed Consolidated balance sheet as of December 31, 2007 and September 30, 2007, are $6.3 and $10.5 million, respectively, related to an uncommitted credit facility.

7.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Allowance for Funds Used During Construction, (AFUDC) included in Utility plant, and capitalized interest included in Real estate properties and other and Investments in equity investees on the Condensed Consolidated Balance Sheets, are as follows:
	Three Months Ended December 31,
($ in thousands)	2007	2006
AFUDC – Utility plant	$535	$379
Weighted average rate	8.31%	5.36%

Capitalized interest – Real estate properties and other	$36	$ 43
Weighted average interest rates	5.08%	5.55%

Capitalized interest – Investments in equity investees	$855	—
Weighted average interest rates	5.98%	—

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commencing on October 1, 2007, NJNG is including a capitalized cost of equity, at its currently allowed return on equity rate of 11.5 percent, for its utility plant construction as a component of AFUDC. Amounts shown in the table above for the three months ended December 31, 2006 represent an interest cost component only.

NJR, through its CR&R subsidiary, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 4. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $738,000 and $887,000 of deferred interest related to these SBC program costs for period ended December 31, 2007 and 2006, respectively.

8.	STOCK-BASED COMPENSATION

On November 14, 2007, the Company granted 41,320 performance units, which are market condition awards and vest in September 2010, and 41,320 shares of restricted stock, which vest in equal installments over three years, subject to certain conditions. On the same date, the Company also granted 23,590 restricted shares that vest immediately. During the first quarter of fiscal 2008, 11,237 shares were issued pursuant to performance units granted in fiscal 2005 that were earned as of September 30, 2007.

During the first three months of fiscal 2008, included in operation and maintenance expense is $483,000 related to stock based compensation. There is approximately $5.0 million of deferred compensation expense related to unvested shares, options and performance units that are expected to be recognized over the next 3 years.

9.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended December 31,		Three Months Ended December 31,
(Thousands)	2007	2006	2007	2006
Service cost	$ 728	$ 733	$ 488	$ 454
Interest cost	1,648	1,554	821	757
Expected return on plan assets	(2,183)	(2,052)	(583)	(541)
Recognized actuarial loss	275	399	262	266
Prior service cost amortization	14	21	20	20
Transition obligation amortization	—	—	89	89
Net periodic cost	$ 482	$ 655	$1,097	$1,045

In fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the period ended December 31, 2007, in thousands:

Balance at October 1, 2007	$23,895
Accretion	350
Additions	—
Retirements	(177)
Balance at December 31, 2007	$24,068

Accretion amounts are not reflected as an expense on NJR’s Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Condensed Consolidated Balance Sheet.

11.	ADOPTION OF FIN 48

During 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48), which is effective for the Company in fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it does not have a greater than 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification and interest and penalties, among other items.

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of FIN 48 liabilities as of the date of adoption was $6.5 million, including $4.7 million of uncertain tax liabilities and $1.8 million of interest and penalties. As a result of the implementation of FIN 48, the Company recognized an additional $4.3 million as an increase in the liability for unrecognized tax benefits and interest. The previously recorded amount of $2.2 million, as well as the additional amount recognized associated with the adoption of FIN 48, are included as a component of Deferred and accrued taxes in the Current classification of the Condensed Consolidated Balance Sheets. The following table represents the increase in liability with respect to the adoption of FIN 48:

($ in millions)	As of October 1, 2007
Increase in Retained Earnings (cumulative effect)	$1.2
Decrease in Deferred income taxes	$(4.3)
Increase in Deferred and accrued taxes (FIN 48 liability)	$4.3

There are $1.7 million of state taxes included in the balance of unrecognized tax benefits as of October 1, 2007. If they were to be recognized, it would affect the effective tax rate, as this amount had previously been fully reserved for, and was fully reflected as a component of current Deferred and accrued taxes in the Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There is $3.1 million included in the balance of unrecognized tax benefits as of October 1, 2007 that relates to a filing position the Company took concerning the depreciable life of certain of its fixed assets at NJNG. The Company filed an automatic change in method of accounting which is currently under audit with the Internal Revenue Service (IRS). The Company anticipates closing the audit and settling this issue within the next 12 months. The settlement of this issue would reduce the FIN 48 reserve by approximately $3.6 million, which includes associated interest.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional tax expense. Upon adoption of FIN 48 on October 1, 2007 the Company had $1.8 million of accrued interest and penalties related to the above liability computed under FIN 48, which had previously been expensed in the Condensed Consolidated Statements of Income.

The Company and one or more of its subsidiaries files income tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York and Connecticut. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2004. The IRS commenced an examination of the Company’s fiscal 2005 federal income tax return during the third quarter of fiscal 2007. The exam is expected to be completed by the end of fiscal 2008.

The Company is not currently under examination in any state but the periods ended September 30, 2003 forward are all statutorily open to examination. In New Jersey, NJNG currently has an open Tax Court case for the periods September 30, 1998 through September 30, 2002, which relates to New Jersey tax apportionment rules. The Company expects a final tax court ruling related to this case during fiscal 2008, and the unrecognized benefit of the $1.7 million of state taxes that is included as part of the entire initial adoption of FIN 48, as described above.

An unfavorable ruling would result in a tax, interest and penalty expense of approximately $2.9 million. This liability has previously been reserved for, and the tax and interest would be deductible for federal income tax purposes.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $85.7 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of December 31, 2007, NJRES had contractual obligations for demand charges related to storage contracts and pipeline capacity contracts of $32.1 million and $59.9 million, respectively.

As of December 31, 2007, there were NJR guarantees covering approximately $352 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Condensed Consolidated Statements of Income, are as follows:
	Three Months Ended December 31,
(Thousands)	2007	2006
NJRES	$27.6	$36.8
NJNG	18.7	19.3
Total	$46.3	$56.1

NJNG’s capital expenditures are estimated at $78.6 million for fiscal 2008, of which approximately $16.4 million has been committed, and consists primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

The Company’s future minimum lease payments under various operating leases are less than $3.0 million annually for the next five years and $2.2 million in the aggregate for all years thereafter.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of three Manufactured Gas Plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP) with respect to two of the sites, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through September 30, 2006. As of December 31, 2007, $85.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Condensed Consolidated Balance Sheet.

In September 2007, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $105.3 million to $164.8 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.3 million on the Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage claims that might be brought by the NJDEP concerning the three MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13.	BUSINESS SEGMENT DATA

Information related to the Company’s various business segments, which are presented in the Condensed Consolidated Statements of Cash Flows, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investments and other corporate activities.
	Three Months Ended December 31,
(Thousands)	2007	2006
Operating Revenues
Natural Gas Distribution	$284,360	$239,407
Energy Services	520,211	495,787
Retail and Other	6,631	2,276
Subtotal	811,202	737,470
Intersegment Revenues (1)	(64)	(69)
Total	$811,138	$737,401
Depreciation and Amortization
Natural Gas Distribution	$9,233	$8,738
Energy Services	53	54
Retail and Other	117	110
Total	$9,403	$8,902
Operating Income
Natural Gas Distribution	$31,602	$36,716
Energy Services	22,563	21,596
Retail and Other	372	(3,482)
Total	$54,537	$54,830
Net Income
Natural Gas Distribution	$16,670	$19,908
Energy Services	13,150	11,524
Retail and Other	365	(1,998)
Total	$30,185	$29,434
(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	OTHER

At December 31, 2007, there were 27,815,759 shares of common stock outstanding and the book value per share was $24.01.

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

Comprising the Natural Gas Distribution segment, NJNG is a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

NJRES maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. In addition, NJRES provides wholesale energy services to non-affiliated utility and energy companies. NJRES comprises the Energy Services segment.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, that is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Company, which provides support services to the various NJR businesses

NJR has restated the financial statements for the period ended December 31, 2006 related to a change in accounting for certain derivative financial instruments. Refer to Note 1. General, herein.

Net income by business segment is as follows:
	Three Months Ended December 31,
($ in thousands)	2007		2006
Net Income
Natural Gas Distribution	$16,670	55%	$19,908	68%
Energy Services	13,150	44	11,524	39
Retail and Other	365	1	(1,998)	(7)
Total	$30,185	100%	$29,434	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES and NJR Energy account for certain of its derivative instruments (financial futures, swaps and options) used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). In addition, effective October 1, 2007, NJRES is no longer electing the “normal purchase normal sale” (NPNS) scope exception of SFAS 133 for contracts that result in the physical purchase or sale of natural gas at NJRES. As such, any new contracts to purchase or sell the natural gas commodity are accounted for as derivatives, at fair value, at NJRES.

The change in fair value of these derivative instruments at NJRES and NJR Energy over periods of time, referred to as unrealized gains or losses, can result in substantial volatility in reported net income under generally accepted accounting principles of the United States of America (GAAP). When a financial instrument settles the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. GAAP requires that when a financial instrument that is economically hedging natural gas that has been placed into inventory, but not yet sold, has been settled, the realized gain or loss associated with that settlement must be reflected currently in the income statement. While NJRES will recognize the same economic impact from the entire planned transaction, this also leads to additional volatility in NJRES’ earnings.

Unrealized losses and gains at NJRES and NJR Energy are the result of changes in the fair value of natural gas futures and basis swaps, as applicable, used to economically hedge future natural gas sales, purchases and transportation. Additionally NJRES records unrealized gains and losses on physical natural gas commodity contracts entered into after September 30, 2007. Realized gains and losses at NJRES are the result of the settlement of natural gas futures instruments used to economically hedge natural gas purchases in inventory that have not been sold.

Included in Net income in the table above are unrealized (losses) and gains in the Energy Services segment of $(2.9) million and $4.5 million, after taxes, for the three-month period ended December 31, 2007 and 2006, respectively. Also included in Net income in the table above are realized (losses) of $(3.0) million and $(759,000), after taxes, for the three-month period ended December 31, 2007 and 2006, respectively, related to derivative instruments that have settled that are designed to economically hedge natural gas that is still in storage inventory.

Included in Net income above are unrealized (losses) in the Retail and Other segment of $(180,000) and $(2.4) million, after taxes, for the period ended December 31, 2007 and 2006, respectively.

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

Based upon increases in NJNG’s operating, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for its natural gas delivery service by approximately $58.4 million, including a return on NJNG’s equity component of 11.375 percent. This base rate case filing is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to its delivery rates would become effective during fiscal 2008;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Working with the BPU and New Jersey Department of the Public Advocate, Rate Counsel, for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its customer growth, which is expected to range from 1.6 to 1.8 percent annually;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ prices as stable as possible.

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

The CIP pilot program was implemented effective October 1, 2006 to allow NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.5 percent, and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued margin amounts.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of December 31, 2007 and September 30, 2007, the obligation to fund these conservation programs was recorded at its present value of $1.2 million and $1.4 million, respectively on the Condensed Consolidated Balance Sheets.

Prior to fiscal 2007, the impact of weather was mitigated by a Weather Normalization Clause (WNC), which was suspended with the commencement of the CIP. In October 2007, the BPU approved the full recovery of $8.1 million of previously deferred amounts related to the WNC.

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

New Jersey Resources Corporation
Part I

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

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin; and

•	Managing economic hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

NJRES views “financial margin” as its key financial measurement metric. NJRES’ financial margin represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and realized gains and losses associated with financial instruments economically hedging natural gas in storage and not yet sold.

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

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many different delivery points, are readily available. For example, NJRES generates financial margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a higher current or future price, all within the constraints of its credit and contracts policies. Through the use of transportation and storage services, NJRES is able to generate financial margin through pricing differences that occur over the duration of time the assets are held.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES also participates in park-and-loan transactions with pipeline counterparties, where NJRES will borrow natural gas when there is an opportunity to capture arbitrage value. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay and the resulting spread it can generate when considering the amount it will receive to sell the borrowed gas to another counterparty in relation to the cost it will incur to purchase the gas at a later date for return back to the pipeline. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures.

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

Retail and Other Segment

In the Retail and Other segment, NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets represent natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which generally have a regulated rate or tariff structure, can provide a significant growth opportunity for the Company. To that end, NJR has acquired an interest in Iroquois and Steckman Ridge, which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses in the Retail and Other segment include NJRHS, which provides service, sales and installation of appliances to over 149,000 customers, and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

As of December 31, 2007, excluding capitalized interest and other direct costs, NJR has invested $58 million in the Steckman Ridge natural gas storage facility. Project costs related to the development of the storage facility are expected to be approximately $250 million of which NJR is responsible for 50 percent, or $125 million. NJR anticipates that Steckman Ridge will be able to secure non-recourse financing for a portion of the construction and development of its facilities, thereby potentially reducing the expected funding obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2007. NJR’s critical accounting policies have not changed materially from those reported in the 2007 Annual Report on Form 10-K with the exception of the following:

Derivative Instruments

Derivative activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of its derivative instruments in Gas purchases or Operating revenues, as appropriate, on the Condensed Consolidated Statements of Income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In providing its unregulated wholesale energy services, NJRES also enters into physical contracts to buy and sell natural gas. For contracts entered into prior to October 1, 2007, NJRES elected to use the “normal purchase normal sale” scope exception (NPNS or normal) under SFAS 133 since the contracts provided for the purchase or sale of natural gas with the intention of delivering the natural gas in quantities expected to be used or sold by NJRES over a reasonable period of time in the normal course of its business. The Company continues to believe that the conditions that originally qualified these contracts as normal continue to exist, and, accordingly, NJRES will record the related liabilities incurred and assets acquired under these remaining contracts when title to the underlying natural gas commodity passes under accrual based accounting.

Effective October 1, 2007, the Company has decided to discontinue using the NPNS exception for any new physical commodity contracts entered into by NJRES. The criteria for designating contracts as normal includes an assessment of the probability of delivery at inception while considering certain factors such as expected future demand. NJRES will continue to enter into these contracts with the intention of physically delivering the natural gas; however, NJRES has determined that the probability of net settling these contracts for cash may be greater than had previously been experienced. As a result, commencing with contracts entered into subsequent to September 30, 2007, NJRES will treat these contracts as derivatives and record them at fair value in the Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Operating revenues in the Condensed Consolidated Statements of Income.

Capitalized Financing Costs

NJNG capitalizes an allowance for funds used during construction (AFUDC), as a component of Utility plant in the Condensed Consolidated Balance Sheets. Commencing October 1, 2007, in addition to cost of debt, AFUDC also includes the estimated cost of equity funds used to finance construction on its natural gas transmission and distribution system, which is currently established through allowed rates at 11.5 percent. The debt portion of AFUDC is recorded as a reduction to Interest expense and the equity portion is recorded in Other income in the Condensed Consolidated Statements of Income. Under regulatory rate practices and in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, NJNG fully recovers both components of AFUDC through base rates.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net income for the three-month period ended December 31, 2007 increased by 2.6 percent to approximately $30.2 million, compared with net income of approximately $29.4 million for the same period in fiscal 2007. Basic and diluted earnings per share increased by 2.8 percent to $1.09 and $1.08, compared with $1.06 and $1.05, respectively.

The increase in net income was due primarily to the following:

•	increased gross margin and lower interest expense at NJRES due to decreased short-term debt levels used to fund natural gas storage purchases for inventory;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
lower unrealized losses at NJR Energy as a result of fluctuations in market prices and mix of open financial positions economically hedging forecasted natural gas purchases and sales; partially offset by

•	lower gross margin from incentive-based programs and increased operation and maintenance expense at NJNG.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended December 31,
($ in Thousands)	2007	2006	% Change
Operating revenues	$811,138	$737,401	10.0%
Gas purchases	$684,694	$621,935	10.1%

Operating revenues increased $73.7 million for the three months ended December 31, 2007, compared with the same period of the prior fiscal year due primarily to:

•
increased NJNG firm sales as a result of it being 13.4 percent colder than the same period of the prior fiscal year, and lower BGSS customer refunds provided to residential and small commercial customers in fiscal 2008 compared to fiscal 2007; and

•	increased revenues at NJRES due to higher sales volumes and prices, along with the commencement of including the change in fair value of physical commodity contracts beginning in fiscal 2008.

These same factors resulted in an increase in Gas purchases of $62.8 million for the three months ended December 31, 2007, as compared to the same periods in the prior fiscal year, which includes the impact of a decrease of $19 million in unrealized gains at NJRES that resulted in increased gas purchases.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 481,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results are as follows:
	Three Months Ended December 31,
(Thousands)	2007	2006
Utility Gross Margin
Operating revenues	$284,360	$239,407
Less:
Gas purchases	190,148	150,993
Energy and other taxes	16,363	12,520
Regulatory rider expense	12,165	9,466
Total Utility Gross Margin	$65,684	$66,428
Utility Gross Margin
Residential and commercial	$59,196	$58,368
Transportation	4,934	4,566
Total Utility Firm Gross Margin	64,130	62,934
Incentive programs	1,420	3,278
Interruptible	134	216
Total Utility Gross Margin	65,684	66,428
Operation and maintenance expense	23,879	20,255
Depreciation and amortization	9,233	8,738
Other taxes not reflected in utility gross margin	970	719
Operating Income	$31,602	$36,716
Other income	1,232	1,047
Interest charges, net	6,119	5,393
Income tax provision	10,045	12,462
Net Income	$16,670	$19,908

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

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff approved by the BPU. The BGSS tariff rate includes projected natural gas costs, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff rate in subsequent years.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s Operating revenues and Gas purchases for the three months ended December 31, 2007 increased $45.0 million, and $39.2 million, respectively, compared with the same period in the prior fiscal year due primarily to weather being 13.4 percent colder than the same period in the prior fiscal year. The increase in Operating revenues and Gas purchases was also affected by the BGSS customer refunds provided to residential and small commercial customers of $32.1 million and $55.1 million, inclusive of sales tax refunds of $2.1 million and $3.6 million, in December 2007 and December 2006, respectively. In both fiscal years, these customer refunds were the result of anticipated reductions in the cost to acquire wholesale natural gas, as compared to the current established rate included in NJNG’s BGSS tariff.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Condensed Consolidated Statements of Income, totaled $16.4 million and $12.5 million for the three months ended December 31, 2007 and 2006, respectively. The increase is due primarily to an increase in operating revenue from firm sales of $42 million for the three months ended December 31, 2007.

Regulatory rider expenses totaled $12.2 million and $9.5 million for the three months ended December 31, 2007 and 2006, respectively. The increase in regulatory rider expenses is due primarily to an increase in firm throughput of 2.4 Bcf for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, which was due primarily to an increase in usage as a result of the previously mentioned colder weather.

Utility gross margin is comprised of three major categories:

•	Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where margins generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management (defined in Incentive Programs, below) or storage incentive programs are shared between customers and NJNG; and

•
Utility gross margin from interruptible customers, which is generated from large commercial and industrial customers who receive non-firm natural gas service at lower rates, and is subject to BPU-approved incentives through October 31, 2007.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total utility firm gross margin increased $1.2 million, or 1.9 percent, for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, due primarily to an increase in residential customers along with a slight increase in transport customer margin. Gross margin from the commercial customers remained relatively consistent with the same period in the prior fiscal year.

The weather for the three months ended December 31, 2007 was 8.2 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $2.9 million, compared with 18.3 percent warmer than normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $8.0 million. In addition, customer usage was lower than the established benchmark during fiscal 2008, which resulted in an additional accrual of utility gross margin under the CIP of $3.2 million compared to $3.3 million in fiscal 2007.

For the period ended December 31, 2007, NJNG had 9,324 and 8,551 residential customers and 4,889 and 4,319 commercial customers using its transportation service at December 31, 2007 and 2006, respectively. The increase in transportation customers for the period ended December 31, 2007 was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

Utility firm gross margin from transportation service remained relatively flat at $4.9 million for the three months ended December 31, 2007, as compared to 4.6 million for the three months ended December 31, 2006. NJNG transported 2.8 Bcf for its firm customers in the three months ended December 31, 2007, compared with 2.5 Bcf for the same period ended December 31, 2006.

NJNG added, in total, 1,723 and 2,614 new customers during the three months ended December 31, 2007 and 2006, respectively. In addition, NJNG converted 104 and 69 existing customers to natural gas heat and other services during the same periods for fiscal 2008 and 2007, respectively. This customer growth represents an estimated annual increase of approximately 0.24 Bcf in sales to firm customers, assuming normal weather and usage.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to hedge NJNG’s natural gas costs. As of November 1, 2007, NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS. Previously, NJNG customers were credited 80 percent and NJNG retained 20 percent of the gains and losses.

The storage incentive program shares gains and losses on an 80 percent and 20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas injected into storage and a benchmark applicable to the April-through-October injection season.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s incentive programs totaled 9.7 Bcf and generated $1.4 million of utility gross margin for the three months ended December 31, 2007, compared with 10.6 Bcf and $3.3 million of utility gross margin during the same period last fiscal year. Utility gross margin from incentive programs comprised 2.2 percent of total utility gross margin at December 31, 2007 and 4.9 percent of total utility gross margin for the same period in fiscal 2007, respectively. The decrease in utility gross margin was due primarily to:

•	a decrease in margin from the storage program as a result of timing variations of storage incentive transactions;

•
a decrease in margin from the FRM program as a result of natural gas option spreads that were lower in the three months ended December 31, 2007 as compared with the three months ended December 31, 2006, coupled with slightly decreased volumes and a decrease in the sharing percentage; slightly offset by

•	an increase in higher average sales prices offset by a decrease in sales volumes, which resulted in a net increase in off system sales margin.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have increased by 6.2 percent to an average of $6.965/dth for the three months ended December 31, 2007, compared with $6.557/dth for the same period of the prior fiscal year, while the average off-system price increased by 12 percent to an average of $7.934/dth during the period ended December 31, 2007 compared to $7.083/dth in the same period last fiscal year.

Interruptible Tariff Revenues

NJNG serves 45 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 5.4 percent of total throughput for the three months ended December 31, 2007, and 4.0 percent of the total throughput during the same period last fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year due to the sharing formulas that govern these sales through October 2007.

Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 0.7 Bcf and 0.2 Bcf for the three months ended December 31, 2007 and 2006, respectively. In addition, NJNG transported 0.9 Bcf for each of the three months ended December 31, 2007 and 2006, respectively, for its interruptible customers. The agreement with the BPU approved on October 3, 2007, included the termination of the incentive programs related to interruptible sales, on-system interruptible transportation and sales to certain electric generation facilities effective November 1, 2007.

Operation and Maintenance Expense

Operation and maintenance expense increased $3.6 million, or 17.9 percent, during the three months ended December 31, 2007, as compared with the same period last fiscal year, due primarily to:

•	higher compensation costs of $2.7 million due primarily to an increases in the number of employees and overtime labor as well as annual wage increases;

•	an increase in the bad debt reserves of $229,000 as a result of an increase in operating revenue that result in a change in the nature of customer accounts receivable; and

•	an increase in materials and supplies expense of $329,000 due primarily to an increase in high pressure meter relocations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income

Operating income decreased $5.1 million, or 13.9 percent, for the three months ended December 31, 2007 as compared with the same period last fiscal year, due primarily to:

•	a decrease in margin from incentive programs of $1.9 million as discussed above;

•	an increase in depreciation expense of $495,000, as a result of greater utility plant being placed into service; and

•	an increase in Operations and maintenance expense in the amount of $3.6 million, as discussed above; partially offset by

•	an increase in firm margin in the amount of $1.2 million as discussed above.

Interest Charges

Interest charges increased $726,000 for the three months ended December 31, 2007 compared with the same period last fiscal year, due primarily to:

•	an increase in BGSS interest of $194,000 due to customers balances associated with overrecovered gas costs;

•	an increase of $119,000 in short-term interest due to higher average balances on short-term debt offset by lower average interest rates; and

•
an increase of $217,000 associated with reduced amounts capitalized under NJNG’s new AFUDC accounting policy effective October 1, 2007. As a result of now including a cost of equity component in its AFUDC calculation, the amount of interest capitalized for AFUDC purposes is calculated using a lower basis, as compared with the prior period, thereby causing the increase in interest expense.

Net Income

Net income decreased $3.2 million, or 16.3 percent, to $16.7 million from $19.9 million in the three months ended December 31, 2007 and 2006, respectively, primarily as a result of lower operating income of $5.1 million, as described above, offset by lower income tax expense of $2.4 million.

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

NJRES enters into contracts for delivery of physical natural gas and also enters into derivative financial contracts at advantageous prices to establish an initial financial margin for each of its forecasted transactions. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads,” as well as over

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

different time periods, for the delivery of natural gas to its customers, thereby improving the initially established financial margin result. NJRES utilizes financial futures, forwards and swap contracts to economically fix and protect the cash flows surrounding these transactions.

Predominantly all of NJRES’ purchases and sales result in the physical delivery of natural gas, and therefore, NJRES has elected the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), for all physical commodity contracts entered into prior to October 1, 2007, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. For all physical commodity contracts entered into subsequent to September 30, 2007, NJRES has elected to not use the normal purchase normal sale scope exception of SFAS 133, and records these physical commodity contracts at fair value on the Condensed Consolidated Balance Sheets. All changes in the fair value of physical commodity contracts entered into subsequent to October 1, 2007 are recorded as part of Operating revenues in the Condensed Consolidated Statements of Income.

The changes in fair value of NJRES’ financial instruments, which are financial futures, options, and swap contracts, are recognized in the Condensed Consolidated Statements of Income, as a component of Gas purchases.

    NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of Operating revenues or Gas purchases in the Condensed Consolidated Statements of Income, as appropriate, during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are recorded as a component of Gas purchases in the Condensed Consolidated Statements of Income.

These unrealized gains or losses from the change in fair value of unsettled financial instruments and physical commodity contracts, or realized gains or losses related to financial instruments that economically hedge natural gas inventory that has not been sold as part of a planned transaction, cause large variations in the reported gross margin and earnings of NJRES. NJRES will continue to earn the same amount of gross margin over the time period of the forecasted transaction; however, gross margin or earnings during periods prior to transaction settlement will not reflect the underlying economic result.

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party for a fixed period of time, ratably over the term of the related natural gas pipeline or storage contract.

NJRES’ financial results are summarized as follows:
	Three Months Ended December 31,
(Thousands)	2007	2006
Operating revenues	$520,211	$495,787
Gas purchases	494,546	470,942
Gross margin	25,665	24,845
Operation and maintenance expense	2,840	3,003
Depreciation and amortization	53	54
Other taxes	209	192
Operating income	22,563	21,596
Other income	130	135
Interest charges, net	877	1,711
Income tax provision	8,666	8,496
Net income	$13,150	$11,524

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross margin for the three months ended December 31, 2007 remained relatively consistent in comparison with the same period in the prior fiscal year. NJRES incurred derivative losses of $(10.1) million and gains of $6.8 million for the three months ended December 31, 2007 and 2006, respectively, due primarily to fluctuations in market prices and portfolio mix of open trade positions that reduced the unrealized portion of financial derivative gains from $8.0 million in the prior fiscal year period to an unrealized loss of $(7.0) million in the current fiscal year period. These losses on financial derivatives were partially offset by the unrealized gains associated with the change in fair value of physical commodity forward positions of $2.0 million, which commenced in fiscal 2008.

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

Financial margin represents Operating revenues from the sale of natural gas less Gas purchases, and excludes the accounting impacts of unrealized gains and losses from derivative instruments and realized gains and losses of certain derivative instruments related to natural gas inventory. These accounting impacts represent the change in fair value of these financial instruments, which represent futures and swaps designed to economically hedge forecasted natural gas purchases, sales and transportation, and are primarily open positions resulting in unrealized gains or losses and settled derivative positions related to natural gas that is still included in inventory storage. These settled instruments represent realized gains and losses under GAAP, but result in economically hedging the ultimate sale of natural gas. In addition, all of NJRES’ physical commodity contracts entered into after September 30, 2007 are being accounted for as derivatives, with the change in fair value recorded as an unrealized gain or loss under GAAP. Net financial earnings represent Net income excluding the accounting impacts of unrealized and realized gains and losses from these derivative instruments, after taxes.

As revenues from the sale of natural gas to its customers, on a wholesale basis, are highly correlated to the wholesale price of natural gas and the economic impact of its derivative instruments will be substantially the same as the accounting results under GAAP upon transaction settlement, management of the Company believes that the net financial margin and net financial earnings measurements represent the economic results of operations of NJRES. While significant volatility is measured on a GAAP basis the ultimate impact of the transaction will yield the same cash flow and economic result upon settlement of the derivative instrument and completion of the forecasted transaction. In viewing the financial margin and net financial earnings of NJRES, management of the Company reviews the results of operations without this volatility to measure the economic impact that NJRES achieved in relation to established benchmarks and goals.

The following table is a computation of Financial margin of NJRES:
	Three Months Ended December 31,
(Thousands)	2007	2006
Operating revenues	$520,211	$495,787
Gas purchases	494,546	470,942
Add:
Unrealized loss (gain) on derivative instruments	4,922	(8,039)
Realized loss from derivative instruments related to natural gas inventory	5,163	1,289
Financial margin	$35,750	$18,095

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating income, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended December 31,
(Thousands)	2007	2006
Operating income	$22,563	$21,596
Add:
Operation and maintenance expense	2,840	3,003
Depreciation and amortization	53	54
Other taxes	209	192
Subtotal – Gross margin	$25,665	$24,845
Add:
Unrealized loss (gain) on derivative instruments	4,922	(8,039)
Realized loss from derivative instruments related to natural gas inventory	5,163	1,289
Financial margin	$35,750	$18,095

A reconciliation of Net income to Net financial earnings is as follows:
	Three Months Ended December 31,
(Thousands)	2007	2006
Net income (loss)	$13,150	$11,524
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	2,900	(4,464)
Realized loss from derivative instruments related to natural gas inventory, net of taxes	3,042	759
Net financial earnings	$19,092	$7,819

NJRES' financial margin for the three months ended December 31, 2007 increased $17.7 million, compared with the same period in prior fiscal year, due primarily to increased availability of capacity assets in the Northeast market region. The additional capacity enabled NJRES to transport higher volumes of natural gas to the Northeast region during the current winter season, when these capacity assets have a greater market value and correspondingly higher locational spread, than in the summer season when demand for natural gas is typically lower. The increase in financial margin was also partially attributable to colder weather in the Northeast and Mid-Continent regions of the U.S., when compared to the same period in the prior fiscal year, which resulted in higher demand levels for natural gas, and enabled NJRES to actively participate in the supply of natural gas to those regions through transaction activities that optimized the value of the existing portfolio of physical assets.

NJRES’ operation and maintenance expense decreased $163,000, during the three months ended December 31, 2007, compared with the same period last fiscal year, due primarily to timing of adjustments related to performance incentives, partially offset by additional shared corporate service costs.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, sufficient liquidity in the energy trading market and continued access to the capital markets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2007	2006
Operating revenues	$6,631	$2,276
Operation and maintenance expense	$5,460	$5,058
Other income	$166	$114
Equity in earnings, net of tax	$424	$417
Net income (loss)	$365	$(1,998)

NJR Energy has an economic hedge associated with a long-term fixed-price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with derivative financial instruments (futures contracts) designed to economically hedge the long-term fixed-price contract.

The results of operations include unrealized (losses) associated with these derivative instruments of $(305,000) and $(4.1) million for the three months ended December 31, 2007 and 2006, respectively, which are recorded, pre-tax, as a component of Operating revenues. On an after-tax basis, these unrealized (losses) are $(180,000) and $(2.4) million for the three months ended December 31, 2007 and 2006, respectively.

Operating revenue for the three months ended December 31, 2007 increased $4.4 million due primarily to lower unrealized losses at NJR Energy, which are the result of a combination of the partial settlement of these futures contracts, partially offset by an increase in value of the futures contracts in relation to changing market conditions.

Operation and maintenance expenses for the three months ended December 31, 2007 increased $402,000 due to higher compensation costs due primarily to an increase in the number of employees as well as annual wage increases.

Other income for the three months ended December 31, 2007 remained consistent as compared to the same period in fiscal 2007.

Taxes netted in Equity in earnings from Iroquois are $282,000 and $276,000 and are included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2007 and 2006, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

Net income for the three months ended December 31, 2007 increased $2.4 million compared to the same period in fiscal 2007 due primarily the reasons noted above.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR’s consolidated capital structure was as follows:
	December 31,	September 30,
	2007	2007
Common stock equity	49%	50%
Long-term debt	27	30
Short-term debt	24	20
Total	100%	100%

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

As of December 31, 2007, the Company had a 4.5 million share repurchase plan that has been approved by its Board of Directors and has repurchased approximately 3.5 million shares under this plan.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of December 31, 2007, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $289 million available under these facilities (see Note 6. Debt).

NJR believes that as of December 31, 2007, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

NJR believes that existing borrowing availability, its current cash balances and its cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2008 and 2009 will be met through the issuance of short-term and long-term debt and proceeds from the Company’s Automatic Dividend Reinvestment Plan. The proposed issuance of up to $125 million of medium-term debt to satisfy a portion of NJNG’s financing requirements is pending BPU review and approval.

NJR

On December 13, 2007, NJR refinanced its prior senior credit facility for a new $325 million, five-year, revolving, unsecured credit facility. The new credit facility permits the borrowing of amounts under a revolving basis, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million. The new credit facility refinances an earlier credit facility that provided for $325 million in revolving credit that was scheduled to expire on December 16, 2007. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility and pay all related fees and expenses. The new credit facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. In addition, NJR’s subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of December 31, 2007, NJR’s effective rate was 5.18 percent on outstanding borrowings of $92.6 million under this credit facility.

In addition, borrowings under NJR’s new credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time.

NJR uses its short term borrowings primarily to finance its share repurchases, to satisfy NJRES’ short term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

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

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG had $109.1 million of commercial paper borrowings supported by the credit facility as of December 31, 2007, and $175.7 million of commercial paper borrowings as of September 30, 2007.

NJNG has a 3-year, $30 million uncommitted credit facility with a multinational financial institution. As of December 31, 2007, NJNG had borrowings of $6.3 million outstanding under this facility. Borrowings under this facility are in addition to the amount available under the NJNG bank credit facility mentioned above.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES has a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. There were no borrowings under this facility as of December 31, 2007.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of December 31, 2007.

(Thousands)	Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$522,886	$45,754	$71,349	$23,748	$382,035
Capital lease obligations (1)	91,418	8,813	17,821	19,899	44,885
Operating leases	10,933	3,027	4,021	1,707	2,178
Short-term debt (1)	304,026	304,026	—	—	—
New Jersey Clean Energy Program (1)	10,945	10,945	—	—	—
Construction obligations	3,938	3,938	—	—	—
Remediation expenditures (2)	105,340	19,000	17,900	10,200	58,240
Natural gas supply purchase obligations–NJNG	91,093	71,359	19,734	—	—
Demand fee commitments - NJNG	601,752	85,737	204,600	169,595	141,820
Natural gas supply purchase obligations–NJRES	866,577	537,302	329,275	—	—
Demand fee commitments - NJRES	218,026	92,001	81,764	33,104	11,157
Total contractual cash obligations	$2,826,934	$1,181,902	$746,464	$258,253	$640,315
 (1)  These obligations include an interest component, as defined under the governing agreements.
 (2)  Expenditures are estimated.

In fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

As of December 31, 2007, there were NJR guarantees covering approximately $352 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet.

The Company is obligated to fund up to $125 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge will secure non-recourse project financing for a portion of its construction activities and therefore potentially reduce NJR’s obligation. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2008 are estimated at $78.6 million, including expenditures of $13.5 million incurred during the three months ended December 31, 2007.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Condensed Consolidated Statements of Cash Flows, cash flow used in operations totaled $6.5 million for the three months ended December 31, 2007, compared with cash flow from operations of $12.4 million for the same period in fiscal 2007. Operating cash flows were primarily impacted by variations in working capital, which are a function of the seasonality of NJR’s business and fluctuations in wholesale natural gas prices.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in working capital more than offset higher net income and deferred income taxes during the first quarter of fiscal 2008. The components of working capital that contributed to the decrease in operating cash flows for the three months ended December 31, 2007 as compared to the same period in fiscal 2007 are as follows:

•	At NJNG, an increase in billed and unbilled accounts receivable of $48.9 million as a result of colder weather and lower customer credits in fiscal 2008 as compared to fiscal 2007; partially offset by

•	A decrease in inventory at NJNG as a result of increased usage during the heating season; and

•	A decrease in the change in gas purchases payable primarily at NJRES as a result of lower gas storage balances, partially offset by increased natural gas commodity prices.

NJNG’s MGP expenditures are currently expected to total $19.1 million in fiscal 2008 (see Note 12. Commitments and Contingent Liabilities).

Financing Activities

Cash flow from financing activities totaled $23.1 million for the three months ended December 31, 2007, compared with cash flows from financing activities of $5.3 million for the same period in the prior fiscal year. The change was due primarily to an increase in short-term borrowings, which typically increase during the winter and was impacted during the first quarter of fiscal 2008 by the increased demand of natural gas as a result of the colder weather as compared with the same period in fiscal 2007, offset by cash payments for treasury stock of $10.1 million of which $7.7 million is for settled purchases from the fourth quarter of fiscal 2007.

NJNG received $7.5 million in the three months ended December 31, 2007, in connection with the sale-leaseback of its gas meters. This sale-leaseback program will continue on an annual basis.

Investing Activities

Cash flows used in investing activities totaled $17.9 million for the three months ended December 31, 2007, compared with $12.5 million in the same period in fiscal 2007. The increase was due primarily to an additional equity investment in Steckman Ridge and increased capital expenditures for utility plant offset by cash received from the sale of land at CR&R in the first quarter of fiscal 2007 that did not recur in fiscal 2008.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At December 31, 2007, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJR is obligated to finance 50 percent of the acquisition and development costs of the Steckman Ridge storage facility, up to a maximum of $125 million, of which $58 million was expended through December 31, 2007.

NJR’s investment in Steckman Ridge is a strategic investment to enter the mid-stream natural gas business. This storage capacity will provide NJR the potential to diversify is revenue stream through another market-based outlet that has a consistent demand and a regulated tariff structure. NJR anticipates a portion of Steckman Ridge to be financed on a non-recourse, or project, basis and for the majority of its revenue to be secured by long-term contracts; however, there can be no assurances that this will occur.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2008.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG’s credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s) as of December 31, 2007:

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 6.7 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from December 31, 2007:
(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2007
NJNG	$(51,861)	$(1,942)	$(8,449)	$(45,354)
NJRES	89,446	(2,049)	7,820	79,577
NJR Energy	28,353	623	928	28,048
Total	$ 65,938	$(3,368)	$ 299	$ 62,271

There were no changes in methods of valuations during the year ended December 31, 2007.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at December 31, 2007, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2008	2009	2010-2012	After 2012	Total Fair Value
Price based on NYMEX	$51,045	$6,436	$(3,691)	—	$53,790
Price based on other external data	5,908	1,865	708	—	8,481
Total	$56,953	$8,301	$(2,983)	—	$62,271

The following is a summary of financial derivatives by type as of December 31, 2007:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	3.4	$6.93 - $ 8.80	$ 5,726
	Swaps	2.5	$4.19 - $ 9.70	(49,410)
	Options	6.6	$7.25 - $11.00	(1,670)
NJRES	Futures	(6.6)	$6.94 - $11.59	4,880
	Swaps	(93.6)	$6.74 - $13.03	72,372
	Options	0.6	$6.75 - $11.25	2,325
NJR Energy	Swaps	7.2	$3.22 - $ 4.41	28,048
Total				$62,271

The following table reflects the changes in the fair market value of physical commodity contracts from December 31, 2007:

(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2007
NJRES	—	$5,615	$3,571	$ 2,044

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The VaR at December 31, 2007, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $500,000. The VaR with a 99 percent confidence level and a 10-day holding period was $2.3 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2007. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as December 31, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$294,237	$204,835
Noninvestment grade	1,368	—
Internally rated investment grade	19,626	12,323
Internally rated noninvestment grade	3,617	—
Total	$318,848	$217,158

NJNG’s counterparty credit exposure as of December 31, 2007, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$31,331	$18,556
Noninvestment grade	567	4
Internally rated investment grade	3,962	3,403
Internally rated noninvestment grade	57	—
Total	$35,917	$21,963

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

Interest Rate Risk–Long-Term Debt

At December 31, 2007, the Company (excluding NJNG) had no variable-rate long-term debt.

    At December 31, 2007, NJNG had total variable-rate, tax-exempt long-term debt of $97.0 million. To limit its exposure to variable rates the company purchased interest rate caps. These caps have a strike price of 4.5 percent, expire in July 2009 and reference the USD-BMA Municipal Index.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company reassessed its accounting treatment and disclosures for its derivative instruments under Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities (as interpreted and amended, “SFAS 133”). As a result of this accounting assessment, the Company determined that certain of its derivative instruments have not qualified as cash flow hedges under SFAS 133 as they did not meet the definition for “critical-terms-match,” as defined under paragraph 65 of SFAS 133 and related authoritative accounting literature issued by various standard setting bodies and their related interpretations for all fiscal periods. As the Company has determined the hedging relationships did not meet the “critical-terms-match,” the related derivative instruments did not qualify as cash flow hedges and the unrealized gains or losses on the derivative instruments are required to be reflected in the Consolidated Statement of Income for each period rather than recorded in Comprehensive Income and included as a component of “accumulated other comprehensive

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

income,” a component of Total Common Stock Equity in the Consolidated Balance Sheets, until the forecasted transaction is settled. Therefore, because of this material weakness, the Company amended and restated certain of its historical consolidated financial statements and made appropriate changes in the preparation of its consolidated financial statements for the year ended September 30, 2007, including the Condensed Consolidated Statements of Income and of Cash flows for the three months ended December 31, 2006.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future.

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During the quarter ended December 31, 2007, in connection with the material weakness in internal control over financial reporting detailed above, the Company implemented or is in the process of implementing the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

•
improving training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s derivative instruments to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

•	ensuring the Company has the accounting technical expertise requirements necessary for compliance with SFAS 133;

•
initiating a thorough review of the design of the internal control over financial reporting related to the accounting of derivative instruments, which will incorporate an analysis of the current staffing levels, job assignments and the design of all internal control processes for the accounting for derivative instruments and implement new and improved processes and controls, if warranted; and

•	increasing the level of review and discussion of significant accounting matters and supporting documentation with senior finance management.

In addition, as part of the Company’s fiscal 2008 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they operate effectively. The Company anticipates that these remediation actions represent ongoing improvement measures. While the Company has taken steps to remediate the material weakness, these steps may not be adequate to fully remediate the material weakness, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal control over financial reporting that the Company will perform as of September 30, 2008. The Company believes, however, these measures will fully remediate the above identified material weakness in its internal control over financial reporting.

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2007, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings. No legal proceedings became reportable during the quarter ended December 31, 2007 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

Part I, Item 1A, "Risk Factors," of NJR’s 2007 Annual Report on Form 10-K includes a detailed discussion of NJR’s risk factors. There have been no changes to those risk factors during the quarter ended December 31, 2007.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors authorized the repurchase of up to 1 million of the Company’s common shares. Since 1996, the repurchase plan has been expanded several times. On November 14, 2007, the NJR Board of Directors authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1 million shares, bringing the total permitted repurchases to 4.5 million shares as of that date. As of December 31, 2007, the Company has 960,747 shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended December 31, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
10/1/07 – 10/31/07	—	—	—	8,147
11/1/07 – 11/30/07	—	—	—	1,008,147 (1)
12/1/07 – 12/31/07	47,400	50.082	—	960,747
Total	47,400	50.082	—	960,747
(1)  Includes 1 million additional common shares approved to be repurchased by NJR Board of Directors.

New Jersey Resources Corporation
Part II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on January 23, 2008.

(b)	The shareholders voted upon the following matters at the January 23, 2008 annual shareholders meeting:

(i) The election of three directors to the Board of Directors for terms expiring in 2011. The results of the voting were as follows:

DIRECTORS UNTIL 2011	FOR	WITHHELD

Nina Aversano	21,771,028	1,290,463
Jane M. Kenny	22,661,663	399,829
David A. Trice	21,674,820	1,386,671

In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting:

(ii)	Approval of the action of the Audit Committee in retaining Deloitte & Touche LLP as NJR’s independent registered public accounting firm. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN

22,770,312	223,844	67,335

In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting:

Lawrence R. Codey
Laurence M. Downes
M. William Howard
Alfred C. Koeppe
J. Terry Strange
William H. Turner
George R. Zoffinger

There were no broker non-votes in either of the matters voted upon by our shareholders.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

4.9
$325 million Revolving Credit Facility Credit Agreement by and among the Company, PNC Bank, N.A. as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents, Citibank, N.A. and The Bank of Nova Scotia, as Documentation Agents and PNC Capital Markets, LLC, as Lead Arranger, dated as of December 13, 2007.

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

Date: February 6, 2008
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated: