Form 10-Q
period 2008-03-31
NEW JERSEY RESOURCES CORP
filed 2008-05-01
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes: ☒         No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☒     Accelerated filer: ☐     Non-accelerated filer: ☐     Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: ☐         No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of April 29, 2008 was 41,926,665.

New Jersey Resources Corporation
Part I

i

New Jersey Resources Corporation
Part I

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2008 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

•	weather and economic conditions;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas commodity prices and its impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•	increases in borrowing costs associated with variable-rate debt;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	fluctuations in energy-related commodity prices;
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, in particular, the base rate case filing;
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share data)	2008	2007	2008	2007
		As Restated (See Note 1)		As Restated (See Note 1)

OPERATING REVENUES	$1,177,545	$1,029,043	$1,988,683	$1,766,444

OPERATING EXPENSES
Gas purchases	1,065,925	923,046	1,750,619	1,544,981
Operation and maintenance	34,605	32,337	66,784	60,653
Regulatory rider expenses	17,789	18,135	29,954	27,601
Depreciation and amortization	9,517	8,986	18,920	17,888
Energy and other taxes	29,374	30,268	47,534	44,220
Total operating expenses	1,157,210	1,012,772	1,913,811	1,695,343
OPERATING INCOME	20,335	16,271	74,872	71,101
Other income	1,540	855	3,068	2,151
Interest charges, net	6,692	7,091	14,502	14,966
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	15,183	10,035	63,438	58,286
Income tax provision	3,394	2,552	21,888	21,786
Equity in earnings of affiliates, net of tax	746	478	1,170	895
NET INCOME	$12,535	$7,961	$42,720	$37,395

EARNINGS PER COMMON SHARE*
BASIC	$0.30	$0.19	$1.02	$0.90
DILUTED	$0.30	$0.19	$1.02	$0.89
DIVIDENDS PER COMMON SHARE	$0.28	$0.25	$0.55	$0.50
WEIGHTED AVERAGE SHARES OUTSTANDING*
BASIC	41,840	41,839	41,758	41,705
DILUTED	42,099	42,071	42,018	41,939
* Share and per share data for the three  and  six months ended March 31, 2007 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31,
(Thousands)	2008	2007
		As Restated (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,720	$37,395
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments, net of tax	72,051	71,064
Depreciation and amortization	19,070	18,039
Allowance for funds used during construction	(755)	—
Deferred income taxes	(2,942)	15,231
Manufactured gas plant remediation costs	(7,958)	(8,814)
Equity in earnings from investments, net of distributions	766	(342)
Cost of removal – asset retirement obligations	(355)	(488)
Contributions to employee benefit plans	(381)	(300)
Changes in:
Components of working capital	30,396	96,121
Other noncurrent assets	14,543	22,676
Other noncurrent liabilities	565	(8,959)
Cash flows from operating activities	167,720	241,623
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(29,385)	(24,540)
Real estate properties and other	(588)	(1,822)
Cost of removal	(3,641)	(2,736)
Investments in equity investees	(5,259)	(52,500)
Proceeds from asset sales	—	1,792
Cash flows used in investing activities	(38,873)	(79,806)
CASH FLOWS FINANCING ACTIVITIES
Proceeds from issuance of common stock	9,915	9,976
Tax benefit from stock options exercised	568	2,138
Proceeds from sale-leaseback transaction	7,485	5,482
Payments of long-term debt	(2,310)	(1,950)
Purchases of treasury stock	(11,040)	—
Payments of common stock dividends	(21,734)	(20,605)
Net payments of short-term debt	(107,579)	(153,700)
Cash flows used in financing activities	(124,695)	(158,659)
Change in cash and temporary investments	4,152	3,158
Cash and temporary investments at beginning of period	5,140	4,991
Cash and temporary investments at end of period	$9,292	$8,149
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(262,259)	$(191,654)
Inventories	193,659	204,313
Overrecovered gas costs	1,352	13,330
Gas purchases payable	116,692	90,970
Prepaid and accrued taxes, net	83,474	67,402
Accounts payable and other	(24,322)	1,984
Restricted broker margin accounts	(72,426)	(43,411)
Other current assets	1,288	882
Other current liabilities	(7,062)	(47,695)
Total	$30,396	$96,121
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$14,302	$13,954
Income taxes	$21,977	$28,319
See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31,	September 30,
(Thousands)	2008	2007

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,330,609	$1,299,445
Real estate properties and other, at cost	29,279	28,793
	1,359,888	1,328,238
Accumulated depreciation and amortization	(369,469)	(357,367)
Property, plant and equipment, net	990,419	970,871

CURRENT ASSETS
Cash and temporary investments	9,292	5,140
Customer accounts receivable:
Billed	349,058	132,444
Unbilled	55,273	8,895
Allowance for doubtful accounts	(3,899)	(3,166)
Regulatory assets	20,691	24,634
Gas in storage, at average cost	245,054	439,168
Materials and supplies, at average cost	5,488	5,033
Prepaid state taxes	—	28,034
Derivatives, at fair value	193,817	138,986
Broker margin account	83,168	12,345
Other	8,824	8,353
Total current assets	966,766	799,866

NONCURRENT ASSETS
Investments in equity investees	93,870	86,743
Regulatory assets	264,147	312,369
Derivatives, at fair value	35,621	44,306
Restricted cash – construction fund	4,200	4,200
Other	12,619	12,390
Total noncurrent assets	410,457	460,008
Total assets	$2,367,642	$2,230,745

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31,	September 30,
(Thousands)	2008	2007

CAPITALIZATION
Common stock equity	$670,913	$644,797
Long-term debt	357,712	383,184
Total capitalization	1,028,625	1,027,981

CURRENT LIABILITIES
Current maturities of long-term debt	34,985	4,338
Short-term debt	148,900	256,479
Gas purchases payable	335,028	218,336
Accounts payable and other	45,120	64,386
Dividends payable	11,717	10,633
Deferred and accrued taxes	58,225	9,031
Regulatory liabilities	10,935	9,583
New Jersey clean energy program	7,909	8,832
Derivatives, at fair value	202,837	79,243
Broker margin account	13,540	15,143
Customers’ credit balances and deposits	12,501	27,262
Total current liabilities	881,697	703,266

NONCURRENT LIABILITIES
Deferred income taxes	171,094	216,258
Deferred investment tax credits	7,353	7,513
Deferred revenue	9,450	9,806
Derivatives, at fair value	41,274	38,085
Manufactured gas plant remediation	105,340	105,340
Postemployment benefit liability	28,253	25,743
Regulatory liabilities	62,179	61,270
New Jersey clean energy and conservation incentive programs	1,007	3,992
Asset retirement obligation	24,240	23,895
Other	7,130	7,596
Total noncurrent liabilities	457,320	499,498
Total capitalization and liabilities	$2,367,642	$2,230,745

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The condensed consolidated financial statements have been prepared without audit, as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2007 balance sheet data is derived from the audited financial statements of New Jersey Resources Corporation (NJR or the Company). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2007 Annual Report on Form 10-K.

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

Common Stock Equity

On January 23, 2008, NJR’s Board of Directors approved a 3 for 2 stock split of the Company’s common stock in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008, resulting in an increase in average shares outstanding from approximately 28 million to approximately 42 million. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	March 31,		September 30,
($ in thousands)	2008		2007

NJNG	$108,601	31%	$ 5,583	4%
NJRES	233,295	67	120,274	91
NJRHS and other	7,162	2	6,587	5
Total	$349,058	100%	$132,444	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company adopted FIN 48 on October 1, 2007. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and in accordance with the provisions of FIN 48, recorded an additional liability for unrecognized tax benefits and interest of approximately $4.3 million and an increase in retained earnings as of October 1, 2007 of approximately $1.2 million. For additional information on the effect of adoption, see Note 11. Adoption of FIN 48.

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

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable dividends declared by the Company for fiscal years beginning after December 15, 2007. There will be no impact from the adoption of EITF 06-11 on the Company’s statement of financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impact to the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application and as well as comparative disclosures for earlier periods at initial adoption are encouraged. The Company is currently evaluating the effect of adoption of SFAS 161 on its footnote disclosures.

Restatement

Subsequent to the issuance of March 31, 2007 interim financial statements, the Company determined that certain derivative financial instruments at NJRES and NJR Energy were incorrectly accounted for as cash flow hedges. As a result, NJR concluded that the change in fair value of these derivative instruments should be recorded as a component of Gas purchases, or Operating revenues, as appropriate, in the Condensed Consolidated Statements of Income and not in Other comprehensive income, which is a component of Common Stock Equity, where they had been previously reported in the Company’s Quarterly Report on Form 10-Q as of and for the three and six-month periods ended March 31, 2007.

Accordingly, the following tables set forth the effects of the restatement on applicable line items in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2007. Also included in the adjustment column, and as separate line items in the tables below, are certain immaterial corrections that the Company made to Other income and Equity in earnings of equity investees, net of tax for the three and six months ended March 31, 2007.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Operating revenue	$1,024,636	$ 4,407	$1,029,043	$1,766,101	$ 343	$1,766,444
Gas purchases	$ 795,469	$ 127,577	$ 923,046	$1,424,154	$ 120,827	$1,544,981
Total operating expenses	$ 885,195	$ 127,577	$1,012,772	$1,574,516	$ 120,827	$1,695,343
Operating Income	$ 139,441	$(123,170)	$ 16,271	$ 191,585	$(120,484)	$ 71,101
Other income	$ 1,650	$ (795)	$ 855	$ 3,639	$ (1,488)	$ 2,151
Income before income taxes and equity in earnings of affiliates	$ 134,000	$(123,965)	$ 10,035	$ 180,258	$(121,972)	$ 58,286
Income tax provision	$ 53,473	$ (50,921)	$ 2,552	$ 71,607	$ (49,821)	$ 21,786
Equity in earnings, net of tax	$ —	$ 478	$ 478	$ —	$ 895	$ 895
Net Income	$ 80,527	$ (72,566)	$ 7,961	$ 108,651	$ (71,256)	$ 37,395
Basic earnings per share*	$ 1.92	$ (1.73)	$ 0.19	$ 2.61	$ (1.71)	$ 0.90
Diluted earnings per share*	$ 1.91	$ (1.72)	$ 0.19	$ 2.59	$ (1.70)	$ 0.89
*  Share and per share data for 2007 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended March 31, 2007
(Thousands)	As Previously Reported	Adjustment	As Restated

Net Income	$108,651	$(71,256)	$37,395
Unrealized loss (gain) on derivative instruments, net of tax	$ (192)	$ 71,256	$71,064
Equity in earnings from investments, net of distributions	$ —	$ (342)	$ (342)
Other noncurrent assets	$ 23,229	$ (553)	$22,676
Other noncurrent liabilities	$ (9,854)	$ 895	$ (8,959)

2.	REGULATION

Filed Base Rate Case

As a result of increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the New Jersey Board of Public Utilities (BPU), on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on NJNG’s equity component of 11.375 percent. This petition is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. Preliminary matters and timelines include hearings before the Office of the Administrative Law Judge through July 2008. Based upon statutory time frames and potential regulatory lag, it is unlikely that any modification to NJNG’s delivery rates would become effective during fiscal 2008.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin variations (filed for annually and recovered over a one-year period following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of Basic Gas Supply Service (BGSS) related savings.

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

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of March 31, 2008, NJNG had a remaining liability of $1.0 million related to these programs.

Basic Gas Supply Service

BGSS is a BPU approved rate mechanism designed to allow for the recovery of natural gas commodity costs. NJNG periodically adjusts its rates to its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers.

•	On October 3, 2007, the BPU provisionally approved a decrease to NJNG’s BGSS rate effective October 4, 2007, which resulted in a 3.6 percent decrease to the average residential heating customer bill.

•
On November 26, 2007, NJNG notified the BPU that it would provide refunds to customers and subsequently issued a credit totaling $32 million in December 2007, as a result of the decrease in the anticipated costs of wholesale natural gas prices.

•
In March 2008, NJNG, the BPU staff and the New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) entered into a stipulation to resolve certain matters related to its fiscal year 2007 BGSS filing, currently pending BPU approval. This stipulation resulted in NJNG recording a non-recurring settlement charge to its BGSS costs of $300,000.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU approved an extension of the utility gross margin-sharing programs mentioned above through October 31, 2008. Concurrently, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20 percent to 15 percent effective November 1, 2007. The incentive programs are subject to revisions in NJNG’s base rate case and remain in effect as currently established until the finalization of the base rate case proceedings.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components: a Universal Service Fund rider (USF), a Manufactured Gas Plant (MGP) Remediation Adjustment Clause (RAC), and the New Jersey Clean Energy Program (NJCEP).

In October 2007, the BPU approved the following adjustments to recovery rates associated with the SBC programs:

•	$14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006;

•
an increase in the recovery of NJCEP funding requirements from $6.3 million to $13.0 million for fiscal year 2008 due to the gradual increase in NJNG’s obligation to the State of New Jersey and the underrecovery of prior fiscal year obligations (NJNG’s liability as of March 31, 2008 was $7.9 million); and,

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	a decrease to the statewide USF recovery rate, which has a negligible impact on customer rates.

In addition, the BPU approved an increase of $8.1 million, or 0.9 percent to the WNC rate, to recover the net amounts deferred relating to weather related gross margin variations during the fiscal 2005 and 2006 winter periods.

In February 2008, NJNG filed an application regarding its SBC. The overall request would result in no change to the current rates approved in October 2007.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2008	September 30, 2007	Recovery Period
Regulatory assets–current
WNC	$ 2,456	$ 8,105	Less than one year (1)
CIP	18,235	16,529	Less than one year (2)
Total current	$ 20,691	$ 24,634
Regulatory assets–noncurrent
Remediation costs (Note 12)
Expended, net	$ 84,713	$ 85,071	(3)
Liability for future expenditures	105,340	105,340	(4)
CIP	3,702	—	(5)
Deferred income and other taxes	13,852	13,979	Various(6)
Derivatives (Note 3)	11,918	51,861	(7)
Postemployment benefit costs (Note 9)	33,537	33,988	(8)
SBC	11,085	22,130	Various (9)
Total noncurrent	$264,147	$312,369

(1)
Recoverable as a result of BPU approval in October 2007, without interest. This balance reflects the net results for the winter period of fiscal 2006. No new WNC activity is being recorded due to the existence of the CIP.

(2)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $8.5 million relating to the weather component of the calculation and approximately $9.7 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(3)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(4)	Estimated future expenditures. Recovery will be included in rates when actual expenditures are incurred.
(5)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $1.7 million relating to the weather component of the calculation and approximately $2.0 million relating to the customer usage component of the calculation.

(6)	Recoverable without interest, subject to BPU approval.
(7)	Recoverable, subject to BPU approval, through BGSS, without interest.
(8)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in rates charged to customers (see Note 9. Employee Benefit Plans).

(9)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2008	September 30, 2007
Regulatory liability–current
Overrecovered gas costs	$10,935	$9,583
Total current	$10,935	$9,583
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$62,179	$60,094
Market development fund (MDF) (2)	—	1,176
Total-noncurrent	$62,179	$61,270

(1)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $20.2 million, including accretion of $700,000 for the six-month period ended March 31, 2008 of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of March 31, 2008 (see Note 10. Asset Retirement Obligations).

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

On October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of contracts entered into after September 30, 2007 are now included currently in earnings, and are not accounted for using the “normal purchase normal sales” scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). All NJRES physical commodity contracts entered into after September 30, 2007, are accounted for at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being reflected as a component of gas purchases on the Condensed Consolidated Statements of Income. All physical commodity contracts at NJRES that were in existence prior to October 1, 2007, which were previously designated as meeting the normal purchase normal sales scope exception of SFAS 133, as well as physical commodity contracts at NJNG and NJR Energy, which also met the normal purchase normal sale scope exception, continue to be accounted for under settlement accounting.

All of the Company’s derivative financial instruments (financial futures, options or swaps), are accounted for in accordance with SFAS 133 and recorded at fair value in the Condensed Consolidated Balance Sheets. Changes in fair value, which are referred to as unrealized gains and losses, are recorded as a component of Gas purchases or Operating revenues, for NJRES and NJR Energy, respectively, in the Condensed Consolidated Statements of Income. Changes in fair value of NJNG’s financial derivative instruments are recorded as a component of Regulatory assets or liabilities in the Condensed Consolidated Balance Sheets, as these amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

When certain derivative financial instruments at NJRES settle prior to the actual sale of the natural gas inventory purchases that they were designed to economically hedge, NJRES records realized gains or losses as a component of Gas purchases in the Condensed Consolidated Statements of Income.

Unrealized gains (losses) at NJRES related to physical commodity contracts and financial instruments and realized gains (losses) at NJRES related to derivative instruments that are included as a component of Gas purchases, and unrealized gains (losses) at NJR Energy related to derivative financial instruments that are included

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a component of Operating revenues, for the three and six months ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
NJRES (Included as part of Gas purchases):
Unrealized (losses) gains – Physical Commodity Contracts	$(913)	$—	$1,131	$—
Unrealized (losses) – Financial Instruments	(118,305)	(126,383)	(128,174)	(117,867)
Net realized gains (losses) – Financial Instruments	5,889	(1,194)	3,629	(2,960)
Subtotal NJRES	$(113,329)	$(127,577)	$(123,414)	$(120,827)
NJR Energy (Included as part of Operating revenues):
Unrealized gains – Financial Instruments	6,790	4,407	6,485	343
Total NJRES and NJR Energy unrealized and realized (losses)	$(106,539)	$(123,170)	$(116,929)	$(120,484)

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	March 31, 2008	September 30, 2007
NJNG broker margin deposit	$ 39	$ 12,345
NJNG broker margin (liability)	$(13,540)	$ —
NJRES broker margin deposit (liability)	$ 83,129	$(15,143)

4.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	March 31, 2008	September 30, 2007
Steckman Ridge	$63,861	$56,726
Iroquois	22,051	22,073
Other	7,958	7,944
Total	$93,870	$86,743

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

Other investments represent immaterial aggregate investments in equity securities of publicly traded energy companies, and are accounted for as available for sale securities, with any change in the value of such investments recorded as Accumulated other comprehensive income, a component of Common stock equity.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the financial information for Iroquois for the periods as indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating revenues	$44,701	$43,074	$83,455	$82,593
Operating income	$26,050	$21,691	$45,348	$41,712
Net income	$11,457	$8,561	$19,039	$16,034

(Millions)	March 31, 2008	September 30, 2007
Total assets	$773.8	$814.3

5.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share amounts)	2008	2007*	2008	2007*
Net Income, as reported	$12,535	$7,961	$42,720	$37,395
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,840	41,839	41,758	41,705
Basic earnings per common share	$0.30	$0.19	$1.02	$0.90
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,840	41,839	41,758	41,705
Incremental shares **	259	232	260	234
Weighted average shares of common stock outstanding–diluted ***	42,099	42,071	42,018	41,939
Diluted earnings per common share	$0.30	$0.19	$1.02	$0.89
*	Share and per share data for 2007 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.
**       Incremental shares consist of stock options, stock awards and performance units.
***   The Company has no securities that are antidilutive for the three and six months ended March 31, 2008.

6.	DEBT

NJR

On December 13, 2007, NJR refinanced its prior senior credit facility, scheduled to expire on December 16, 2007, for a new $325 million, five-year, revolving, unsecured credit facility. The new credit facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million. Borrowings under the new facility are conditioned upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility and pay all related fees and expenses. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2008, NJR had three letters of credit outstanding, totaling $6.5 million, on behalf of NJRES. Two letters of credit, totaling $4.5 million, were issued in conjunction with a long-term natural gas storage agreement, one which was cancelled on April 1, 2008 and the other expires on December 31, 2008. The other, which totals $2 million, is used for margin requirements for natural gas transactions and expires on June 30, 2008.

These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

On February 15, 2008 NJR entered into a new agreement for a stand-alone letter of credit that may be drawn upon through February 15, 2009 for up to $15 million. No amounts have been drawn under this letter of credit as of March 31, 2008.

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

In October 2007, NJNG entered into a new agreement for a stand-alone letter of credit that may be drawn upon through December 15, 2009 for up to $50 million. As of March 31, 2008, there was a $8.5 million letter of credit drawn upon this agreement, which will expire on December 31, 2008. This letter of credit does not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty, and it will be renewed as necessary, upon its expiration.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. Currently, the auctions surrounding the EDA ARS have failed, resulting in the bonds bearing interest at their maximum rates, as defined in the EDA ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of March 31, 2008, the 30-day LIBOR rate was 2.7 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.6 percent as of March 31, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of March 31, 2008 NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of March 31, 2008.

Consolidated

There were no issuances or redemptions of long-term debt securities for NJR, NJNG or NJRES during the six months ended March 31, 2008.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	March 31,	September 30,
(Thousands)	2008	2007
NJR
Long - term debt	$75,000	$75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period	$83,300	$40,250
Weighted average interest rate at end of period	3.02%	6.17%
NJNG (1)
Long - term debt (2)	$254,800	$254,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period	$65,600	$175,700
Weighted average interest rate at end of period	2.96%	5.19%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding at end of period	—	$30,000
Weighted average interest rate at end of period	—	5.78%
(1)
The table includes only committed credit facilities for short-term borrowings. Also included in short-term debt on the Condensed Consolidated balance sheet as of September 30, 2007, is $10.5 million related to an uncommitted credit facility.

(2)	Long-term debt excludes lease obligations of $57.9 million and $53.3 million at March 31, 2008 and September 30, 2007, respectively.

7.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Allowance for Funds used during Construction, (AFUDC) included in Utility plant, and capitalized interest included in Real estate properties and other and Investments in equity investees on the Condensed Consolidated Balance Sheets, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
AFUDC – Utility plant	$549	$358	$1,085	$737
Weighted average rate	8.31%	5.36%	8.31%	5.36%

Capitalized interest – Real estate properties and other	$28.6	$86	$65	$129
Weighted average interest rates	3.86%	5.37%	4.46%	5.46%

Capitalized interest – Investments in equity investees	$832	$211	$1,686	$211
Weighted average interest rates	5.63%	5.40%	5.81%	5.40%

On October 1, 2007, NJNG included a capitalized cost of equity, at its currently allowed return on equity rate of 11.5 percent, for its utility plant construction as a component of AFUDC. Amounts shown in the table above for the three and six months ended March 31, 2007, represent an interest cost component only.

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

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income includes $690,000 and $709,000 of interest related to these SBC program costs for the three months ended March 31, 2008 and 2007, respectively, and $1.4 million and $1.6 million for the six months ended March 31, 2008 and 2007, respectively.

8.	STOCK-BASED COMPENSATION

On November 14, 2007, the Company granted 61,980 performance units, which are market condition awards that vest in September 2010, and 61,980 shares of restricted stock, which vest in equal installments over three years, subject to certain conditions. On the same date, the Company also granted 35,385 restricted shares that vested immediately. All shares noted above have been adjusted to reflect the additional shares distributed related to NJR’s 3 for 2 stock split on March 3, 2008.

During the first six months of fiscal 2008, included in operation and maintenance expense is $1.3 million related to stock-based compensation. As of March 31, 2008 there remains $4.2 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 3 years.

9.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$ 729	$ 733	$1,457	$1,466	$436	$ 454	$ 924	$ 909
Interest cost	1,649	1,554	3,297	3,108	810	757	1,631	1,514
Expected return on plan assets	(2,182)	(2,052)	(4,365)	(4,104)	(627)	(541)	(1,210)	(1,081)
Recognized actuarial loss	276	399	551	798	181	266	443	531
Prior service cost amortization	14	21	28	42	19	20	39	39
Transition obligation amortization	—		—	—	89	89	178	179
Net periodic cost	$ 486	$ 655	$ 968	$1,310	$908	$1,045	$2,005	$2,091

For fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

10.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is an analysis of the change in the ARO liability for the period ended March 31, 2008, (in thousands):

Balance at October 1, 2007	$23,895
Accretion	700
Additions	—
Retirements	(355)
Balance at March 31, 2008	$24,240

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

As of October 1,
($ in millions)	2007
Increase in Retained Earnings (cumulative effect)	$ 1.2
Decrease in Deferred income taxes	$ (4.3)
Increase in Deferred and accrued taxes (FIN 48 liability)	$ 3.1

There is $3.1 million included in the balance of unrecognized tax benefits as of October 1, 2007 that relates to a filing position the Company took concerning the depreciable life of certain of its fixed assets at NJNG. The Company filed an automatic change in method of accounting, which is currently under audit with the Internal Revenue Service (IRS). The Company anticipates closing the audit and settling this issue within the next 12 months. The settlement of this issue would reduce the FIN 48 reserve by approximately $3.6 million, which includes associated interest.

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

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and one or more of its subsidiaries files income tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas and Louisiana. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2004. The IRS commenced an examination of the Company’s fiscal 2005 federal income tax return during the third quarter of fiscal 2007. The exam is expected to be completed by the end of fiscal 2008.

The Company is not currently under examination in any state;  however, all periods subsequent to those ended September 30, 2003 are all statutorily open to examination.  As previously disclosed, NJNG was party to a case pending before the Tax Court of New Jersey (the “Tax Court.”)   In that case, NJNG disputed the State of New Jersey’s (the “State”) application of its tax apportionment rules.  On April 15, 2008 the Tax Court issued a decision in favor of the State.  The obligation under this decision, plus penalties and interest totals approximately $3.1 million, which was previously fully reserved for under FIN 48, and is anticipated to be paid within the next twelve months to the State.  The effect of the Tax Court’s decision will not impact the Company’s effective tax rate, as this amount had been fully reserved for and was reflected as a component of current Deferred and accrued taxes in the Condensed Consolidated Balance Sheets.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $91.4 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of March 31, 2008, NJRES had contractual obligations for current demand charges related to storage contracts and pipeline capacity contracts of $27.6 million and $55.5 million, respectively.

As of March 31, 2008, there were NJR guarantees covering approximately $384 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet.

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
NJRES	$31.5	$38.8	$59.0	$4.1
NJNG	19.5	19.0	38.2	38.2
Total	$51.0	$57.8	$97.2	$12.3

New Jersey Resources Corporation
Part I

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG’s capital expenditures are estimated at $79.0 million for fiscal 2008, of which approximately $35.5 million has been recognized, and consists primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

The Company’s future minimum lease payments under various operating leases are less than $3.2 million annually for the next five years and $2.1 million in the aggregate for all years thereafter.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. As of March 31, 2008, $84.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Condensed Consolidated Balance Sheet.

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

Information related to the Company’s various business segments, which are presented in the Condensed Consolidated Statements of Income, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of appliance and installation services, commercial real estate development, investments and other corporate activities.

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating Revenues
Natural Gas Distribution	$ 476,818	$ 450,811	$ 761,178	$ 690,218
Energy Services	687,912	568,388	1,208,123	1,064,175
Retail and Other	12,859	9,915	19,490	12,191
Subtotal	1,177,589	1,029,114	1,988,791	1,766,584
(1)
Intersegment revenues	(44)	(71)	(108)	(140)
Total	$1,177,545	$1,029,043	$1,988,683	$1,766,444
Operating Income
Natural Gas Distribution	$ 59,211	$ 58,736	$ 90,813	$ 95,452
Energy Services	(45,303)	(46,167)	(22,740)	(24,571)
Retail and Other	6,427	3,702	6,799	220
Total	$ 20,335	$ 16,271	$ 74,872	$ 71,101
Net Income
Natural Gas Distribution	$ 34,170	$ 33,226	$ 50,840	$ 53,134
Energy Services	(25,947)	(27,983)	(12,797)	(16,459)
Retail and Other	4,312	2,718	4,677	720
Total	$ 12,535	$ 7,961	$ 42,720	$ 37,395
(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

14.	OTHER

At March 31, 2008, there were 41,852,235 shares of common stock outstanding, which were adjusted to include the additional shares distributed on March 3, 2008, as a result of a 3 for 2 stock split. As of March 31, 2008 the book value per share was $16.03.

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

NJRES comprises the Energy Services segment. NJRES maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. In addition, NJRES provides wholesale energy services to non-affiliated utility and energy companies.

The Retail and Other segment includes NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, that is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Company, which provides support services to the various NJR businesses

NJR has restated the financial statements for the three and six month periods ended March 31, 2007 related to a correction in the accounting for certain derivative financial instruments. See Note 1. General, herein.

Net income (loss) by business segment is as follows:

	Six Months Ended March 31,
($ in thousands)	2008		2007
Net Income (Loss)
Natural Gas Distribution	$50,840	119%	$53,134	142%
Energy Services	(12,797)	(30)	(16,459)	(44)
Retail and Other	4,677	11	720	2
Total	$42,720	100%	$37,395	100%

NJRES and NJR Energy account for certain of their derivative instruments (financial futures, swaps and options) used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). In addition, for contracts executed on or after October 1, 2007, NJRES is no longer electing the “normal purchase normal sale” (NPNS) scope exception of SFAS 133 for contracts that result in the physical purchase or sale of natural gas at NJRES. As such, any new contracts to purchase or sell the natural gas commodity are accounted for as derivatives, at fair value, at NJRES and are reflected in Net income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The change in fair value of these derivative instruments at NJRES and NJR Energy over periods of time, referred to as unrealized gains or losses, can result in substantial volatility in reported net income under generally accepted accounting principles of the United States of America (GAAP). When a financial instrument settles the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. GAAP requires that when a financial instrument that is economically hedging natural gas that has been placed into inventory, but not yet sold, has been settled, the realized gain or loss associated with that settlement must be reflected currently in the income statement. While NJRES will recognize the same economic impact from the entire planned transaction, this also leads to additional volatility in NJRES’ reported earnings.

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

Included in Net income in the table above are unrealized (losses) in the Energy Services segment of $(77.6) million and $(69.7) million, after taxes, for the six-month period ended March 31, 2008 and 2007, respectively. Also included in Net income in the table above are realized gains and (losses) of $2.2 and $(1.7) million, after taxes, for the six-month period ended March 31, 2008 and 2007, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is still in storage inventory.

Included in Net income above are unrealized gains in the Retail and Other segment of $3.8 million and $202,000, after taxes, for the six month periods ended March 31, 2008 and 2007, respectively.

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably through several key initiatives including:

•
Assessing the market and timing with respect to filing for a base rate increase, which takes into account many factors, including, but not limited to, earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG’s service territory.

Based upon increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for its natural gas delivery service by approximately $58.4 million, including a return on NJNG’s equity component of 11.375 percent. This base rate case filing is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return. Contingent on statutory time frames and potential regulatory lag, it is unlikely that any modification to its delivery rates would become effective during fiscal 2008;

•
Working with the BPU Rate Counsel, for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its new customer growth rate, which is expected to be approximately 1.6 percent for fiscal 2008;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ prices as stable as possible.

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

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of March 31, 2008 and September 30, 2007, the obligation to fund these conservation programs was recorded at its present value of $1.0 million and $1.4 million, respectively, on the Condensed Consolidated Balance Sheets.

Prior to fiscal 2007, the impact of weather was mitigated by a Weather Normalization Clause (WNC), which was suspended with the commencement of the CIP. In October 2007, the BPU approved the full recovery of $8.1 million of previously deferred amounts related to the WNC. Through March 31, 2008, NJNG has recovered $5.6 million of these previously deferred amounts.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate financial margin; and

•	Managing economic hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

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

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

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

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, approval processes, segregation of duties, and formal contract and credit review and approval procedures. NJRES continuously monitors and seeks to reduce the risk associated with its credit exposures with its various counterparties. The Risk Management Committee (RMC) of NJR oversees compliance with these established guidelines.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Segment

In the Retail and Other segment, NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets represent natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that have either a regulated or market-based rate and that can provide a significant growth opportunity for the Company. To that end, NJR has acquired an interest in Iroquois (regulated rate) and Steckman Ridge (anticipated market based rate), which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses in the Retail and Other segment include NJRHS, which provides service, sales and installation of appliances to over 145,000 customers, and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

As of March 31, 2008, excluding capitalized interest and other direct costs, NJR has invested $60.2 million in the Steckman Ridge natural gas storage facility. Total project costs related to the development of the storage facility are expected to be approximately $250 million of which NJR is responsible for 50 percent, or $125 million. NJR anticipates that Steckman Ridge will be able to secure non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

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

In providing its unregulated wholesale energy services, NJRES enters into physical contracts to buy and sell natural gas. For contracts entered into prior to October 1, 2007, NJRES elected to use the “normal purchase normal sale” scope exception (NPNS or normal) under SFAS 133 since the contracts provided for the purchase or sale of natural gas with the intention of delivering the natural gas in quantities expected to be used or sold by NJRES over a reasonable period of time in the normal course of its business. The Company continues to believe that the conditions that originally qualified these contracts as normal continue to exist, and, accordingly, NJRES will record the related liabilities incurred and assets acquired under these remaining contracts when title to the underlying natural gas commodity passes under settlement accounting.

Effective October 1, 2007, the Company has decided to discontinue using the NPNS exception for any new physical commodity contracts entered into by NJRES. The criteria for designating contracts as normal includes an assessment of the probability of delivery at inception and throughout the term of the contract while considering certain factors such as expected future demand. NJRES will continue to enter into these contracts with the intention

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of physically delivering the natural gas; however, NJRES has determined that the probability of net settling these contracts for cash may be greater than had previously been experienced. As a result, commencing with contracts entered into subsequent to September 30, 2007, NJRES will treat these contracts as derivatives and record them at fair value in the Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of gas purchases in the Condensed Consolidated Statements of Income.

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

Results of Operations

Consolidated

Net income for the quarter ended March 31, 2008 increased by 57.5 percent to $12.5 million, compared with $8.0 million for the same period last fiscal year. Basic and diluted earnings per share (EPS) increased by 57.9 percent to $0.30, compared with $0.19 for the same period last fiscal year.

Net income for the six months ended March 31, 2008, increased 14.2 percent to $42.7 million, compared with $37.4 million for the same period last fiscal year. Basic EPS increased 13.3 percent to $1.02, compared with $0.90 for the same period last fiscal year, and diluted EPS increased 14.6 percent to $1.02, compared with $0.89 for the same period last fiscal year.

Prior period basic and diluted earnings per share noted above have been retroactively adjusted to reflect NJR’s 3 for 2 stock split distributed on March 3, 2008.

The increase in earnings for the three months ended March 31, 2008, as compared with the same period in the prior fiscal year, was due primarily to improved incentive margin results at NJNG, lower unrealized losses at NJRES, increased unrealized gains at NJR Energy, lower aggregate interest costs and a tax benefit associated with a state tax rate change at NJRES, partially offset by higher operation and maintenance expense across the company primarily driven by higher employee compensation costs associated with both growth and performance. For the six months ended March 31, 2008, the increase in earnings as compared with the same period in the prior fiscal year, was due primarily to the same factors noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
($ in Thousands)	2008	2007	% Change	2008	2007	% Change
Operating revenues	$1,177,545	$1,029,043	14.4%	$1,988,683	$1,766,444	12.6%
Gas purchases	$1,065,925	$ 923,046	15.5%	$1,750,619	$1,544,981	13.3%

Operating revenues increased $148.5 million in the three months ended March 31, 2008, compared with the same period of the prior fiscal year due primarily to moderate increases in customer growth, as well as greater off-system sales, partially offset by reduced customer usage at NJNG, as well as, lower volumes of natural gas sold at NJRES. For the six months ended March 31, 2008, Operating revenues increased $222.2 million compared with the same period of the prior fiscal year due primarily to the same factors that were noted above.

The reasons that resulted in the increase in revenues described above were similar factors that affected an increase of $142.9 million and $205.6 million in Gas purchases for the three and six months ended March 31, 2008, respectively, as compared to the same periods in the prior fiscal year, due to the same factors described above in operating revenues.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 482,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Utility Gross Margin
Operating revenues	$476,818	$450,811	$761,178	$690,218
Less:
Gas purchases	337,988	312,863	528,136	463,856
Energy and other taxes	27,744	28,778	44,106	41,298
Regulatory rider expense	17,788	18,135	29,954	27,601
Total Utility Gross Margin	$93,298	$91,035	$158,982	$157,463
Utility Gross Margin
Residential and commercial	$85,414	$84,847	$144,610	$143,214
Transportation	5,865	5,181	10,799	9,747
Total Utility Firm Gross Margin	91,279	90,028	155,409	152,961
Incentive programs	2,191	905	3,611	4,184
Interruptible	128	102	262	318
BPU settlement (included in Gas purchases above)	(300)	—	(300)	—
Total Utility Gross Margin	93,298	91,035	158,982	157,463
Operation and maintenance expense	23,901	22,692	47,780	42,947
Depreciation and amortization	9,332	8,848	18,565	17,586
Other taxes not reflected in utility gross margin	854	759	1,824	1,478
Operating Income	$59,211	$58,736	$90,813	$95,452
Other income	1,450	838	2,682	1,885
Interest charges, net	5,376	5,244	11,495	10,637
Income tax provision	21,115	21,104	31,160	33,566
Net Income	$34,170	$33,226	$50,840	$53,134

Utility Gross Margin

NJNG’s utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Utility gross margin is comprised of three major categories which include utility firm gross margin, incentive programs and utility gross margin from interruptible customers. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s Operating revenues increased by $26.0 million, or 5.8 percent, and Gas purchases increased by $25.1 million, or 8.0 percent, for the three months ended March 31, 2008, respectively, compared with same period in the prior fiscal year as a result of:

•
an increase in Operating revenue and Gas purchases related to off system sales in the amount of $37.6 million and $36.3 million, respectively, which increased as a result of higher volumes as well as an increase in average sales prices;

•	a BGSS customer refund provided to residential and small commercial customers of $21.3 million, inclusive of sales tax refunds of $1.4 million, in March 2007 that did not recur in fiscal 2008;

•	an increase in Gas purchases of $300,000 as a result of a non-recurring charge to the BGSS associated with a settlement agreement, pending BPU approval, related to a BGSS filing for fiscal 2007;

•	a decrease of $32 million, in both Operating revenue and Gas purchases, as a result of a decrease in therms sold as well as the average BGSS price per therm.

NJNG’s Operating revenues increased by $71.0 million, or 10.3 percent, and gas purchases increased by $64.3 million, or 13.9 percent, respectively, for the six months ended March 31, 2008, compared with the same period in the prior fiscal year, respectively, primarily as a result of:

•
an increase in Operating revenue and Gas purchases related to off-system sales in the amount of $38.9 million and $37.2 million, respectively, which increased as a result of higher volumes as well as an increase in higher average sale prices;

•
the BGSS customer refunds provided to residential and small commercial customers of $55.1 million and $21.3 million, inclusive of sales tax refunds of, $3.6 million and $1.4, in March 2007 and December, 2006, respectively, which were partially offset by BGSS customer refunds provided in December 2007 of $32.1 million, inclusive of sales tax refunds of $2.1 million. These customer refunds were the result of anticipated reductions in cost to acquire wholesale natural gas, as compared to the current established rate included in NJNG’s BGSS tariff;

•	the $300,000 charge associated with the pending non-recurring settlement as noted above;

•	a decrease of $18.9 million as a result of a decrease in therms sold as well as the average BGSS price per therm.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Condensed Consolidated Statements of Income, totaled $44.1 million and $41.3 million for the six months ended, and $27.7 million and $28.8 million for the three months ended, March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008, sales tax and TEFA increased as a result of the increase in Operating revenue, as compared to the same period in the prior fiscal year. For the three months ended March 31, 2008, sales tax and TEFA decreased due primarily to a decrease in TEFA as a result of the decrease in customer usage.

Regulatory rider expenses totaled $30.0 million and $27.6 million for the six months ended March 31, 2008 and 2007, respectively, and $17.8 million and $18.1 million for the three months ended March 31, 2008 and 2007, respectively. As regulatory rider expenses are calculated on a per-therm basis, the increase in Regulatory rider expenses for the six months ended March 31, 2008 over the same period in the prior fiscal year is a result of an increase in sales. The decrease in Regulatory rider expenses for the three months ended March 31, 2008 over the same period in the prior fiscal year is a result of a decrease in sales.

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

Total utility firm gross margin increased $1.3 million, or 1.4 percent, for the three months, and $2.4 million, or 1.6 percent, for the six months ended, March 31, 2008, compared with the same periods in the prior fiscal year. The changes were due primarily to an increase in firm and transport customers of 3,000 and 2,000, respectively over the same period in the prior fiscal year. Gross margin associated with firm customers increased $567,000 and $1.4 million for the three and six months ended March 31, 2008 and 2007, respectively.

Gross margin associated with transportation customers increased $1.1 million, or 10.8 percent, for the six months ended March 31, 2008, and $684,000 or 13.2 percent for the three months ended March 31, 2008, respectively, compared with the same periods in the prior fiscal year. NJNG transported 6.6 Bcf and 6.3 Bcf for the six months ended March 31, 2008 and 2007, respectively, and 3.8 Bcf for the three months ended March 31, 2008 and 2007. The increase in utility firm gross margin was due primarily to an increase of 2,000 transportation customers over the same periods in the prior fiscal year.

The weather for the six months ended March 31, 2008 was 7.3 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $7.4 million, compared with 6.6 percent warmer than normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $8.4 million. In addition, customer usage was lower than the established benchmark during the six months ended March 31, 2008, which resulted in an additional accrual of utility gross margin under the CIP of $8.8 million compared to $5.9 million for the same period in fiscal 2007.

NJNG had 10,181 and 8,665 residential customers and 5,112 and 4,494 commercial customers using its transportation service at March 31, 2008 and 2007, respectively. The increase in transportation customers was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

NJNG added 3,125 and 4,333 new customers during the six months ended March 31, 2008 and 2007, respectively. In addition, NJNG converted 374 and 230 existing customers to natural gas heat and other services during the same periods for fiscal 2008 and 2007, respectively. This customer growth represents an estimated annual increase of approximately 0.43 Bcf in sales to firm customers, assuming normal weather and usage.

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

NJNG’s incentive programs totaled 11.5 Bcf and generated $2.2 million of utility gross margin for the three months ended March 31, 2008, compared with 9.8 Bcf and $905,000 of utility gross margin in the same period in the prior fiscal year. For the three month period ended March 31, 2008, the increase is due primarily to the increase in margin associated with off system sales as a result of higher average sales prices as well as higher sales volumes.

NJNG’s incentive programs totaled 21.2 Bcf and generated $3.6 million of utility gross margin for the six months ended March 31, 2008, compared with 20.3 Bcf and $4.2 million of utility gross margin, for the same period in the prior fiscal year. For the six month periods ended March 31, 2008, the decrease in incentive program was due primarily to:

•	a decrease in margin from the FRM program as a result of tighter natural gas option spreads, coupled with slightly decreased volumes and a decrease in the sharing percentage;

•	a decrease in margin from the storage program as a result of timing variations of storage incentive transactions; partially offset by

•	an increase in higher average sales prices as well as an increase in sales volumes, which resulted in an increase in off-system sales margin.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have increased from an average of $6.662/dth for the six months ended March 31, 2007 to $7.499/dth for the six months ended March 31, 2008, which represent a 12.6 percent increase, while the average off-system price was higher by 20.5 percent from an average of $7.595/dth for the six months ended March 31, 2007 to $9.152/dth for the six months ended March 31, 2008.

Interruptible Tariff Revenues

As of March 31, 2008, NJNG serves 44 customers through interruptible sales and/or transportation tariffs. Sales made under the interruptible sales tariff are priced on market-sensitive energy parity rates. Although therms sold and transported to interruptible customers represented 3.8 percent of total throughput for the six months ended March 31, 2008, and 2.5 percent of the total throughput during the same period last fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year due to the sharing formulas that governed these sales through October 2007.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Under these formulas, NJNG retains 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS. Interruptible sales were 2.6 and 1.9 Bcf for the six months ended March 31, 2008, and 2007, respectively. In addition, NJNG transported 1.7 Bcf and 1.5 Bcf for the six months ended March 31, 2008 and 2007, respectively, for its interruptible customers. The agreement with the BPU approved on October 3, 2007, included the termination of the incentive programs related to interruptible sales, on-system interruptible transportation and sales to certain electric generation facilities effective November 1, 2007.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense increased $1.2 million, or 5.3 percent, for the three months ended March 31, 2008, compared with the same period in the prior fiscal year. The increase was due primarily to:

•	higher compensation costs of $1.1 million as a result of an increase in the number of employees and overtime labor as well as annual wage increases;

•	an increase of $238,000 due primarily to consulting fees related to various tax positions.

Operation and maintenance (O&M) expense increased $4.8 million, or 11.3 percent, for the six months ended March 31, 2008, compared with the same period in the prior fiscal year. The increase was due primarily to:

•	higher compensation costs of $3.7 million as a result of an increase in the number of employees and overtime labor as well as annual wage increases;

•	an increase in materials and supplies expense of $407,000 due primarily to an increase in high pressure meter relocations and a higher number of meter exchanges on non-standard residential meters;

•	an increase of $320,000 due primarily to consulting fees related to various tax positions.

Operating Income

Operating income increased $475,000, or 0.8 percent, for the three months ended March 31, 2008, compared with the same period in the prior fiscal year. The increase was due primarily to:

•	an increase in Utility gross margin of $2.3 million as discussed above; partially offset by

•	an increase in Operation and maintenance expenses of $1.2 million; and

•	an increase in Depreciation expense of $484,000, as a result of greater utility plant being placed into service.

Operating income decreased $4.6 million, or 4.9 percent, for the six months ended March 31, 2008, compared with the same period in the prior fiscal year. The decrease was due primarily to:

•	an increase in Operation and maintenance expenses of $4.8 million, as discussed above;

•	an increase in Depreciation expense of $979,000, as a result of greater utility plant being placed into service; partially offset by

•	an increase in total Utility gross margin of $1.5 million, as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Charges

Interest charges increased $132,000 for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, due primarily to:

•
an increase of $386,000 in interest related to NJNG’s variable rate debt, which is correlated to the long-term auction rate securities issued by the Economic Development Authority of New Jersey (EDA), as a result of higher interest rates clearing at the auctions due primarily to reduced liquidity in the credit markets;

•
an increase of $190,000 associated with reduced amounts capitalized under NJNG’s new AFUDC accounting policy effective October 1, 2007. As a result of now including a cost of equity component in its AFUDC calculation, the amount of interest capitalized for AFUDC purposes is calculated using a lower basis, as compared with the prior period, thereby causing the increase in interest expense; partially offset by

•
a decrease of $415,000 driven by a lower average interest rate of 3.8 percent on its commercial paper borrowings compared to 5.3 percent in the prior year, offset by a slight increase in average short-term debt balances.

Interest charges increased $858,000 for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, due primarily to:

•	an increase of $672,000 in interest related to NJNG’s variable rate debt, as a result of higher interest rates clearing at the auctions, as described above;

•	an increase in BGSS interest of $154,000, due to customers balances associated with overrecovered gas costs;

•
an increase of $407,000 associated with reduced amounts capitalized under NJNG’s new AFUDC accounting policy effective October 1, 2007. As a result of now including a cost of equity component in its AFUDC calculation, the amount of interest capitalized for AFUDC purposes is calculated using a lower basis, as compared with the prior period, thereby causing the increase in interest expense; partially offset by

•	a decrease of $297,000 due to lower average interest rates on short-term borrowings of 4.1 percent during fiscal 2008 compared to 5.3 percent in fiscal 2007.

Net Income

Net income increased $944,000, or 2.8 percent, for the three months ended March 31, 2008, as compared to the same periods in the prior fiscal year, due primarily to an increase in Operating income as discussed above and a benefit of $612,000 as a result of capitalizing an equity component, commencing in fiscal year 2008, associated with its AFUDC.

Net income decreased $2.3 million, or 4.3 percent, in the six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, due primarily to a decrease in Operating income of $4.6 million as discussed above, partially offset by a benefit of $755,000 associated with the capitalization of an equity component of its AFUDC rates and lower income tax expense of $2.3 million as a result of the lower income.

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

NJRES enters into contracts for delivery of physical natural gas and also enters into derivative financial contracts at advantageous prices to establish an initial financial margin for each of its forecasted transactions. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads,” as well as over different time periods, for the delivery of natural gas to its customers, thereby improving the initially established financial margin result. NJRES utilizes financial futures, forwards and swap contracts to establish economic hedges that fix and protect the cash flows surrounding these transactions.

Predominantly all of NJRES’ purchases and sales result in the physical delivery of natural gas, and therefore, NJRES has elected the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), for all physical commodity contracts entered into prior to October 1, 2007, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. For all physical commodity contracts entered into subsequent to September 30, 2007, NJRES has elected to not use the normal purchase normal sale scope exception of SFAS 133, and records these physical commodity contracts at fair value on the Condensed Consolidated Balance Sheets. All changes in the fair value of physical commodity contracts entered into subsequent to September 30, 2007 are recorded as part of Gas purchases in the Condensed Consolidated Statements of Income.

The changes in fair value of NJRES’ financial instruments, which are financial futures, options, and swap contracts, are recognized in the Condensed Consolidated Statements of Income, as a component of Gas purchases.

NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of Gas purchases in the Condensed Consolidated Statements of Income during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of Gas purchases in the Condensed Consolidated Statements of Income.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES’ financial results are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating revenues	$687,912	$568,388	$1,208,123	$1,064,175
Gas purchases	727,937	610,183	1,222,483	1,081,125
Gross (loss)	(40,025)	(41,795)	(14,360)	(16,950)
Operation and maintenance expense	5,026	4,150	7,866	7,153
Depreciation and amortization	53	54	106	108
Other taxes	199	168	408	360
Operating (loss)	(45,303)	(46,167)	(22,740)	(24,571)
Other income (loss)	22	(20)	152	115
Interest (charges)	(887)	(1,316)	(1,764)	(3,027)
Income tax benefit	20,221	19,520	11,555	11,024
Net (loss)	$(25,947)	$(27,983)	$(12,797)	$(16,459)

Gross loss of $(40.0) million for the three months ended March 31, 2008 was comparable to the same period in the prior fiscal year. The losses stemmed from financial derivatives that were impacted by higher commodity prices for natural gas. NJRES incurred aggregate unrealized and realized losses of $(113.3) million and $(127.6) million for the three months ended March 31, 2008 and 2007, respectively, as a result of its portfolio mix of open financial derivative positions. NJRES' portfolio of financial derivatives are designed to establish economic hedges on future cash flows from forecasted storage injections and withdrawals of the natural gas commodity costs, as well as, the related transportation capacity. The majority of the unrealized losses are from financial derivatives associated with forecasted storage withdrawals, which inherently lose value during periods of rising market prices. The average market price on these positions within NJRES' portfolio increased by approximately 30 percent, from $7.85 per dekatherm (dth) from December 31, 2007 to $10.16 per dth as of March 31, 2008, whereas the same period in the prior fiscal year experienced price increases of approximately 19 percent.. The decrease in unrealized losses was offset by lower margins during the current period due to fewer storage arbitrage opportunities to optimize existing assets, as compared to the prior year, which experienced more favorable market conditions for generating margin.

NJRES had a gross loss of $(14.4) million and $(17.0) million for the six months ended March 31, 2008 and 2007, respectively. Financial derivatives incurred aggregate unrealized and realized losses of $(123.4) million and $(120.8) million for the six months ended March 31, 2008 and 2007, respectively, as a result of rising market prices for natural gas. The financial derivatives that comprise NJRES' portfolios are designed to offset a majority of the commodity price risk, by providing an economic hedge for forecasted physical gas transactions (i.e. the delivery of natural gas to a customer, primarily from a storage location). NJRES' current portfolio mix of financial derivatives is subject to unrealized losses during periods of rising market prices for natural gas. The average market price on the positions within NJRES' portfolio increased by approximately 35 percent, from $7.52 per dth as of October 1, 2007 to $10.16 per dth as of March 31, 2008.

As part of its lower net loss, NJRES’ state income tax benefit decreased due to a reduction in its effective state income tax, fully offset by revaluing its beginning of the fiscal year deferred tax liabilities by the lower effective state tax rate, which resulted in a benefit of approximately $1.8 million. The reduction in the rate is due to a change in the apportionment of its taxable income for state tax purposes. These changes and revaluation of deferred tax liabilities resulted in an effective tax benefit of 47.5 percent for the six months ended March 31, 2008 as compared to an effective tax benefit of 41.1 percent for the six months ended March 31, 2007.

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

The following table is a computation of financial margin of NJRES:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating revenues	$687,912	$568,388	$1,208,123	$1,064,175
Less: Gas purchases	727,937	610,183	1,222,483	1,081,125
Add:
Unrealized loss on derivative instruments	119,218	126,383	127,043	117,867
Net realized (gain) loss from derivative instruments related to natural gas inventory	(5,889)	1,194	(3,629)	2,960
Financial margin	$73,304	$85,782	$109,054	$103,877

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating loss	$(45,303)	$(46,167)	$(22,740)	$(24,571)
Add:
Operation and maintenance expense	5,026	4,150	7,866	7,153
Depreciation and amortization	53	54	106	108
Other taxes	199	168	408	360
Subtotal – Gross loss	$(40,025)	$(41,795)	$(14,360)	$(16,950)
Add:
Unrealized loss on derivative instruments	119,218	126,383	127,043	117,867
Net realized (gain) loss from derivative instruments related to natural gas inventory	(5,889)	1,194	(3,629)	2,960
Financial margin	$ 73,304	$ 85,782	$109,054	$103,877

A reconciliation of Net loss to Net financial earnings is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Net loss	$(25,947)	$(27,983)	$(12,797)	$(16,459)
Add:
Unrealized loss on derivative instruments, net of taxes	73,013	74,459	77,623	69,714
Realized (gain) loss from derivative instruments related to natural gas inventory, net of taxes	(3,549)	704	(2,217)	1,744
Net financial earnings	$ 43,517	$ 47,180	$ 62,609	$ 54,999

NJRES' financial margin decreased $12.5 million for the three months ended March 31, 2008, compared to the same period last fiscal year, due primarily to fewer storage arbitrage opportunities to optimize existing assets partially offset by new transportation capacity contracts. The current winter season provided fewer opportunities to capture additional margins on market positions, as compared to the three months ended March 31, 2007 where additional margin was generated from a large volume of storage withdrawal activity that was prompted by below normal temperatures during a brief period within a single month during the three month period ended March 31, 2007, which accounted for approximately $20.5 million of financial margin that did not recur in fiscal 2008. Total storage activity was comparable in both fiscal periods, with average margin spreads becoming more narrow in the current fiscal year as they moved from an average spread (defined as difference between the market price of natural gas less the cost to acquire and transport it) of $1.351 per dth for the three months ended March 31, 2007 to $0.873 per dth for the three months ended March 31, 2008.

NJRES' financial margin increased $5.2 million for the six months ended March 31, 2008, compared to the same period last fiscal year. The increase in margin is due primarily to new transportation capacity contracts acquired during the first quarter of fiscal 2008 for the Northeast market region. The new asset capacity contracts enabled NJRES to transport greater volumes within that market region, which experienced favorable spreads that contributed to higher margins. The higher first quarter margins were partially offset by lower margin performance during the second quarter of the current fiscal year, which had fewer storage arbitrage opportunities due to overall normal weather conditions within NJRES' market regions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES' operation and maintenance expense increased by $876,000 and $713,000 for the three and six months ended March 31, 2008, respectively, compared with the same periods last fiscal year. The increase was due primarily to increased salary and wages costs as a result of increased staffing and an increase in incentive compensation costs.

Contributing to greater net financial earnings is a reduction of $2.2 million in state income tax expense as a result of a reduction in NJRES’ effective state income tax rate. The reduction in the rate is due to a change in the apportionment of its taxable income for state tax purposes. The new rate also resulted in a one time current period benefit of approximately $1.8 million from the effect of revaluing its deferred tax liabilities at the beginning of the fiscal year. As a result of this state income tax rate change and the revaluation of its deferred tax liabilities, NJRES has an effective rate of 37.1 percent for the six months ended March 31, 2008 compared with 41.1 percent for the six months ended March 31, 2007.  Excluding the $1.8 million one-time benefit, the effective tax rate is 38.9 percent.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007
Operating revenues	$12,859	$9,915	$19,490	$12,191
Operation and maintenance expense	$5,678	$5,495	$11,138	$10,553
Equity in earnings, net of tax	$746	$478	$1,170	$895
Net income	$4,312	$2,718	$4,677	$720

NJR Energy has an economic hedge associated with a long-term fixed-price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with derivative financial instruments (futures contracts) designed to economically hedge the long-term fixed-price contract.

The results of operations include unrealized gains associated with these derivative instruments of $6.8 million and $4.4 million, for the three months ended March 31, 2008 and 2007, respectively, which are recorded, pre-tax, as a component of Operating revenues. On an after-tax basis, these unrealized gains are $4.0 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively.

For the six month period, unrealized gains associated with these derivative instruments are $6.5 million and $343,000, for March 31, 2008 and 2007, respectively. On an after-tax basis, these unrealized gains are $3.8 million and $202,000 for the six months ended March 31, 2008 and 2007, respectively.

Operating revenue for the three months and six months ended March 31, 2008, increased $2.9 million and $7.3 million, respectively as compared to last fiscal year, due primarily to greater unrealized gains at NJR Energy, which are the result of an increase in average market prices, partially offset by partial settlement of these swap contracts. The portfolio of swaps is comprised primarily of long positions, which increase in value during periods of rising market prices.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operation and maintenance expenses for the three months and the six months ended March 31, 2008, increased $183,000 and $585,000, respectively as compared to last fiscal year due primarily to due to higher compensation costs resulting from an increase in the number of employees as well as annual wage increases.

Taxes netted in Equity in earnings from Iroquois are $481,000 and $317,000 and are included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 2008, taxes netted in Equity in earnings from Iroquois are $763,000 and $593,000 and are included in the Condensed Consolidated Statements of Income. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

Net income for the three months and six months ended March 31, 2008, increased $1.6 million and $4.0 million, respectively compared to the same period in fiscal 2007 due primarily to the increased operating revenue at NJR Energy and increased earnings from the investment in Iroquois.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:

	March 31,	September 30,
	2008	2007
Common stock equity	55%	50%
Long-term debt	30	30
Short-term debt	15	20
Total	100%	100%

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

On January 23, 2008, NJR’s Board of Directors approved a 3 for 2 stock split in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008 resulting in an increase in average shares outstanding from 28 million to 42 million.

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares on a split adjusted basis. As of March 31, 2008, the Company repurchased approximately 5.4 million of those shares and has the ability to repurchase an additional 1.4 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of March 31, 2008, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $450 million available under these facilities (see Note 6. Debt).

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR believes that as of March 31, 2008, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

NJR believes that existing borrowing availability and its cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2008 and 2009 will be met through the issuance of short-term and long-term debt and proceeds from the Company’s Automatic Dividend Reinvestment Plan. The BPU has approved the issuance of up to $125 million of medium-term notes to satisfy a portion of NJNG’s financing requirements, which is expected to be issued in the third fiscal quarter.

NJR

On December 13, 2007, NJR refinanced its prior senior credit facility, which was scheduled to expire on December 16, 2007, for a new $325 million, five-year, revolving, unsecured credit facility. The new credit facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of 7 days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million. Borrowings under the new facility are conditioned upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility and pay all related fees and expenses. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of March 31, 2008, NJR’s effective rate was 3.02 percent on outstanding borrowings of $83.3 million under this credit facility.

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

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG had $65.6 million and $175.7 million of commercial paper borrowings supported by the credit facility as of March 31, 2008 and September 30, 2007, respectively.

NJNG has a 3-year, $30 million uncommitted credit facility with a multinational financial institution. As of March 31, 2008, NJNG had no borrowings outstanding under this facility.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. Currently, the auctions surrounding the EDA ARS have failed, resulting in the bonds bearing interest at their maximum rates, as defined in the EDA ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of March 31, 2008, the 30-day LIBOR rate was 2.7 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.6 percent as of March 31, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

As of March 31, 2008 NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of March 31, 2008.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of March 31, 2008.

(Thousands)	Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$552,390	$71,773	$48,868	$26,806	$404,943
Capital lease obligations (1)	88,483	8,813	18,015	19,154	42,501
Operating leases	11,295	3,159	4,186	1,836	2,114
Short-term debt (1)	148,900	148,900	—	—	—
New Jersey Clean Energy Program (1)	7,909	7,909	—	—	—
Construction obligations	652	652	—	—	—
Obligations for uncertain tax positions (1) (2)	3,062	3,062	—	—	—
Remediation expenditures (3)	105,340	19,000	17,900	10,200	58,240
Natural gas supply purchase obligations–NJNG	232,371	203,791	28,580	—	—
Demand fee commitments - NJNG	580,353	91,394	202,600	164,376	121,983
Natural gas supply purchase obligations–NJRES	999,559	708,513	291,046	—	—
Demand fee commitments - NJRES	188,231	83,084	70,335	26,377	8,435
Total contractual cash obligations	$2,918,545	$1,350,050	$681,530	$248,749	$638,216
(1) These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)  This table only includes known obligations for uncertain tax positions. See Note 11. Adoption of FIN 48 for a description of all uncertain tax positions, of which the ultimate amount and timing of settlement cannot be reasonably estimated.

 (3)  Expenditures are estimated.

For fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

As of March 31, 2008, there were NJR guarantees covering approximately $384 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Condensed Consolidated Balance Sheet.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is obligated to fund up to $125 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge will secure non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2008 are estimated at $79.0 million, including cash payments of $30.1 million during the six months ended March 31, 2008.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Condensed Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $167.7 million for the six months ended March 31, 2008, compared with cash flow from operations of $241.6 million for the same period in fiscal 2007. Net income was higher for the six month period ending March 31, 2008 as compared to the same period in fiscal 2007, primarily driven by lower net unrealized losses as a result of changes in volumes and prices of derivative financial instruments. The decrease in Operating cash flows was primarily due to variations in working capital, which are a function of the seasonality of NJR’s business and fluctuations in wholesale natural gas prices. The components of working capital that contributed to the decrease in operating cash flows for the six months ended March 31, 2008 as compared to the same period in fiscal 2007 are as follows:

•	At NJNG, increased receivables as a result of higher volumes and sales prices in off-system sales as well as lower BGSS customer credits during fiscal 2008; and

•	At NJRES, lower storage reductions of 2.3 Bcf in the current period as compared to 8.6 bcf during the six months ended March 31, 2007; and

•	An increase in broker margin balances as a result of the impact of adverse market price movements on NJRES’ futures positions; partially offset by

•
An increase in gas purchases payable, primarily at NJRES as a result of a 31 percent increase in the cost per dth of natural gas, driven by increasing market prices, compared to the same period in fiscal 2007.

NJNG’s MGP expenditures are currently expected to total $25.3 million in fiscal 2008 (see Note 12. Commitments and Contingent Liabilities).

Investing Activities

Cash flows used in investing activities totaled $38.9 million for the six months ended March 31, 2008, compared with $79.8 million in the same period in fiscal 2007. The decrease was due primarily to a reduction in the investments in Steckman Ridge offset by increases in utility plant expenditures during fiscal 2008.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At March 31, 2008, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR is obligated to finance 50 percent of the acquisition and development costs of the Steckman Ridge storage facility, up to a maximum of $125 million, of which $60.2 million was expended through March 31, 2008.

NJR’s investment in Steckman Ridge is a strategic investment to enter the mid-stream natural gas business. This storage capacity will provide NJR the potential to diversify is revenue stream through another market-based outlet that has a consistent demand and a regulated tariff structure. NJR anticipates a portion of Steckman Ridge to be financed on a non-recourse, or project, basis and for the majority of its revenue to be secured by long-term contracts once construction of the facility is complete; however, there can be no assurances that this will occur. NJR is obligated to fund up to its maximum of $125 million for the construction and development of Steckman Ridge regardless of the ability of Steckman Ridge, NJR or its partner to secure non-recourse financing.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2008.

Financing Activities

Cash flow used in financing activities totaled $124.7 million for the six months ended March 31, 2008, compared with $158.7 million for the same period in the prior fiscal year. Financing cash flows are seasonal in nature. Cash requirements are lower as inventory levels decline toward the end of the withdrawal season. Inventory levels were lower at the end of the second quarter of fiscal 2008 compared to the same period last year resulting in a reduction in short term borrowings during fiscal 2008. This decrease in cash used was offset by payments for treasury stock of $11.0 million, of which $7.7 million is related to settled purchases made during the fourth quarter of fiscal 2007.

NJNG provides funding for certain of its infrastructure projects through tax exempt variable rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. NJNG is currently reviewing alternatives that include the refinancing of these bonds to eliminate any increase in interest rate risk.

NJNG received $7.5 million during the first quarter of fiscal 2008, in connection with the sale-leaseback of its gas meters. This sale-leaseback program will continue on an annual basis.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s):

	Standard and Poor’s	Moody’s
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Negative	Stable

On April 3, 2008, S&P adjusted NJNG’s corporate credit rating from A+ to A.

NJNG’s S&P and Moody’s ratings are investment-grade ratings. S&P and Moody’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment-grade category. NJR is not a rated entity.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 6.6 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from March 31, 2008:

(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2008
NJNG	$(51,861)	$28,856	$(11,087)	$(11,918)
NJRES	89,446	(46,044)	82,129	(38,727)
NJR Energy	28,353	7,939	1,454	34,838
Total	$ 65,938	$(9,249)	$72,496	$(15,807)

There were no changes in methods of valuations during the quarter ended March 31, 2008.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at March 31, 2008, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2008	2009	2010-2012	After 2012	Total Fair Value
Price based on NYMEX	$9,479	$(12,312)	$(4,706)	—	$ (7,539)
Price based on other external data	(3,421)	(3,749)	(1,098)	—	(8,268)
Total	$6,058	$(16,061)	$(5,804)	—	$(15,807)

The following is a summary of financial derivatives by type as of March 31, 2008:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	1.5	$7.19 - $10.54	$ 13,711
	Swaps	7.5	$4.19 - $10.07	$(25,629)
	Options	0.6	$7.50 - $ 7.50	$ —
NJRES	Futures	(14.2)	$7.04 - $10.99	$(30,629)
	Swaps	(57.7)	$6.74 - $14.18	$ (8,375)
	Options	3.4	$7.48 - $13.25	$ 277
NJR Energy	Swaps	6.6	$3.22 - $ 4.41	$ 34,838
Total				$(15,807)

The following table reflects the changes in the fair market value of physical commodity contracts from March 31, 2008:

(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2008
NJRES	—	$15,629	$14,498	$1,131

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

The VaR at March 31, 2008, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.2 million. The VaR with a 99 percent confidence level and a 10-day holding period was $5.3 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2008. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of March 31, 2008 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$262,278	$143,073
Noninvestment grade	3,850	—
Internally rated investment grade	24,772	17,995
Internally rated noninvestment grade	4,618	—
Total	$295,518	$161,068

NJNG’s counterparty credit exposure as of March 31, 2008 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$53,608	$45,975
Noninvestment grade	1,254	6
Internally rated investment grade	5,927	5,627
Internally rated noninvestment grade	—	—
Total	$60,789	$51,608

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

Interest Rate Risk–Long-Term Debt

As of March 31, 2008, the Company (excluding NJNG) had no variable-rate long-term debt.

As of March 31, 2008, NJNG is obligated with respect to loan agreements securing six series of auction rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. Currently, the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.6 percent as of March 31, 2008. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

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

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company reassessed its accounting treatment and disclosures for its derivative instruments under Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities (as interpreted and amended, “SFAS 133”). As a result of this accounting assessment, the Company determined that certain of its derivative instruments have not qualified as cash flow hedges under SFAS 133 as they did not meet the definition for “critical-terms-match,” as defined under paragraph 65 of SFAS 133 and related authoritative accounting literature issued by various standard setting bodies and their related interpretations for all fiscal periods. As the Company has determined the hedging relationships did not meet the “critical-terms-match,” the related derivative instruments did not qualify as cash flow hedges and the unrealized gains or losses on the derivative instruments are required to be reflected in the Consolidated Statement of Income for each period rather than recorded in Comprehensive Income and included as a component of “accumulated other comprehensive income,” a component of Total Common Stock Equity in the Consolidated Balance Sheets, until the forecasted transaction is settled. Therefore, because of this material weakness, the Company amended and restated certain of its historical consolidated financial statements and made appropriate changes in the preparation of its consolidated financial statements for the year ended September 30, 2007, including the Condensed Consolidated Statements of Income and of Cash flows for the six months ended March 31, 2007. As set forth in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future.

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management continues to of actively address and remediate the material weakness in internal control over financial reporting described above. In connection with the material weakness in internal control over financial reporting detailed above, the Company implemented or is in the process of implementing the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

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

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2007, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings. No legal proceedings became reportable during the quarter ended March 31, 2008 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present.  Part I, Item 1A, "Risk Factors," of NJR’s 2007 Annual Report on Form 10-K includes a detailed discussion of NJR’s risk factors. These risks and uncertainties have the potential to materially affect our financial condition and results of operations.  We do not believe that there has been any material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of NJR’s 2007 Annual Report on Form 10-K  with the exception of the following additional risk factor:
Continued Failures in the Market for Auction Rate Securities Could Have a Negative Impact on NJNG’s Financial Condition

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. All of the ARS are Aaa/AAA rated by Moody’s Investor Services and Standard & Poor’s, respectively, based on bond insurance provided by Ambac Assurance Corporation. NJNG has recently experienced several failed auctions on the EDA ARS, resulting in the inability of security holders desiring to sell these securities at auction to do so. The result of a failed auction, which does not signify a default by NJNG, is that the EDA ARS continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for the EDA ARS develop. However, upon an ARS auction failure, the interest rates do not reset at a market rate established at an auction, but instead reset based upon a formula contained within the EDA ARS, otherwise known as a “maximum auction rate,” which may be materially higher than the previous auction rate. The “maximum auction rate” for the EDA ARS is the lesser of (i) 175 percent of one-month LIBOR or (ii) either 10 percent or 12 percent per annum, as applicable to such series of the ARS. Should future auctions fail and interest rates on the EDA ARS continue to be established at the maximum auction rate, NJNG’s average cost of borrowing could rise above historic levels, which could materially and adversely affect both the Company’s and NJNG’s cash flows, results of operations and financial condition. Although the Company is reviewing alternative methods for refinancing the EDA ARS at NJNG on a continuing basis, the Company cannot assure that alternative sources of financing can be implemented in a timely manner.

New Jersey Resources Corporation
Part II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR’s Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On November 14, 2007, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1.5 million shares, bringing the total permitted repurchases to 6.8 million shares as of that date. As of March 31, 2008, the Company has 1.4 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
01/01/08 – 01/31/08	31,950	$30.343	—	1,409,171
02/01/08 – 02/29/08	—	—	—	1,409,171
03/01/08 – 03/31/08	—	—	—	1,409,171
Total	31,950	$30.343	—	1,409,171
Share and per share data have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of shareholders was held on January 23, 2008 and information regarding such meeting was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, which is incorporated herein by reference.

ITEM 6. EXHIBITS

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

New Jersey Resources Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date: April 30, 2008
By: /s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer