Form 10-Q
period 2008-06-30
NEW JERSEY RESOURCES CORP
filed 2008-08-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 2008 was 42,034,445.

New Jersey Resources Corporation

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share data)	2008	2007	2008	2007
	As Restated (See Note 1)			As Restated (See Note 1)

OPERATING REVENUES	$1,000,439	$662,218	$2,989,122	$2,428,662

OPERATING EXPENSES
Gas purchases	945,629	554,917	2,696,248	2,099,898
Operation and maintenance	34,187	33,969	100,971	94,622
Regulatory rider expenses	5,925	6,226	35,879	33,827
Depreciation and amortization	9,680	9,080	28,600	26,968
Energy and other taxes	10,711	11,478	58,245	55,698
Total operating expenses	1,006,132	615,670	2,919,943	2,311,013
OPERATING (LOSS) INCOME	(5,693)	46,548	69,179	117,649
Other income	237	1,081	3,305	3,232
Interest expense, net	5,182	5,387	19,684	20,353
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(10,638)	42,242	52,800	100,528
Income tax provision	(2,663)	17,272	19,225	39,058
Equity in earnings of affiliates, net of tax	378	407	1,548	1,302
NET (LOSS) INCOME	$ (7,597)	$ 25,377	$ 35,123	$ 62,772

(LOSS) EARNINGS PER COMMON SHARE*
BASIC	$(0.18)	$0.60	$0.84	$1.50
DILUTED	$(0.18)	$0.60	$0.84	$1.49
DIVIDENDS PER COMMON SHARE	$ 0.28	$0.26	$0.83	$0.76
WEIGHTED AVERAGE SHARES OUTSTANDING*
BASIC	41,949	42,015	41,822	41,808
DILUTED	41,949	42,323	42,037	42,084
* Share and per share data for the three and nine months ended June 30, 2007 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(Thousands)	2008	2007
		As Restated (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 35,123	$ 62,772
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments, net of tax	75,095	40,618
Depreciation and amortization	29,369	27,194
Deferred income taxes	8,203	16,194
Manufactured gas plant remediation costs	(13,263)	(15,346)
Equity in earnings from investments, net of distributions and tax	388	(749)
Cost of removal – asset retirement obligations	(888)	(1,461)
Contributions to employee benefit plans	(521)	(450)
Changes in:
Components of working capital	(31,657)	4,705
Other noncurrent assets	24,850	38,794
Other noncurrent liabilities	17,596	(11,669)
Cash flows from operating activities	144,295	160,602
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(51,472)	(37,325)
Real estate properties and other	(888)	(2,485)
Cost of removal	(5,775)	(3,685)
Investments in equity investees	(16,595)	(52,500)
Proceeds from asset sales	—	1,792
Cash flows used in investing activities	(74,730)	(94,203)
CASH FLOWS FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,072	13,947
Proceeds from long-term debt	125,000	—
Tax benefit from stock options exercised	677	2,565
Proceeds from sale-leaseback transaction	7,485	5,482
Payments of long-term debt	(3,977)	(2,822)
Purchases of treasury stock	(11,040)	—
Payments of common stock dividends	(33,451)	(31,220)
Net payments of short-term debt	(146,579)	(53,621)
Cash flows used in financing activities	(48,813)	(65,669)
Change in cash and temporary investments	20,752	730
Cash and temporary investments at beginning of period	5,140	4,991
Cash and temporary investments at end of period	$ 25,892	$ 5,721
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(211,448)	$ (65,769)
Inventories	73,666	123,177
(Under)/overrecovered gas costs	(18,037)	13,113
Gas purchases payable	199,407	(21,460)
Prepaid and accrued taxes, net	21,075	(235)
Accounts payable and other	(8,871)	4,610
Restricted broker margin accounts	(73,016)	6,913
Customers’ credit balances and deposits	(11,632)	(44,207)
Other current assets	(2,801)	(11,437)
Total	$ (31,657)	$ 4,705
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$17,972	$18,618
Income taxes	$25,477	$37,595
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
(Thousands)	2008	2007

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,347,117	$1,299,445
Real estate properties and other, at cost	29,579	28,793
	1,376,696	1,328,238
Accumulated depreciation and amortization	(374,391)	(357,367)
Property, plant and equipment, net	1,002,305	970,871

CURRENT ASSETS
Cash and temporary investments	25,892	5,140
Customer accounts receivable:
Billed	343,148	132,444
Unbilled	10,352	8,895
Allowance for doubtful accounts	(3,879)	(3,166)
Regulatory assets	31,821	24,634
Gas in storage, at average cost	365,105	439,168
Materials and supplies, at average cost	5,430	5,033
Prepaid state taxes	36,570	28,034
Derivatives, at fair value	291,196	138,986
Broker margin account	75,640	12,345
Other	12,186	8,353
Total current assets	1,193,461	799,866

NONCURRENT ASSETS
Investments in equity investees	107,292	86,743
Regulatory assets	282,020	312,369
Derivatives, at fair value	65,751	44,306
Restricted cash – construction fund	4,200	4,200
Other	12,998	12,390
Total noncurrent assets	472,261	460,008
Total assets	$2,668,027	$2,230,745

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

	June 30,	September 30,
(Thousands)	2008	2007

CAPITALIZATION
Common stock equity	$657,745	$ 644,797
Long-term debt	481,613	383,184
Total capitalization	1,139,358	1,027,981

CURRENT LIABILITIES
Current maturities of long-term debt	35,037	4,338
Short-term debt	109,900	256,479
Gas purchases payable	417,743	218,336
Accounts payable and other	53,086	64,386
Dividends payable	11,750	10,633
Deferred and accrued taxes	42,250	9,031
Regulatory liabilities	—	9,583
New Jersey clean energy program	4,186	8,832
Derivatives, at fair value	340,632	79,243
Broker margin account	5,422	15,143
Customers’ credit balances and deposits	15,632	27,262
Total current liabilities	1,035,638	703,266

NONCURRENT LIABILITIES
Deferred income taxes	170,388	216,258
Deferred investment tax credits	7,272	7,513
Deferred revenue	9,270	9,806
Derivatives, at fair value	77,047	38,085
Manufactured gas plant remediation	105,340	105,340
Postemployment benefit liability	29,429	25,743
Regulatory liabilities	62,232	61,270
New Jersey clean energy and conservation incentive programs	914	3,992
Asset retirement obligation	24,146	23,895
Other	6,993	7,596
Total noncurrent liabilities	493,031	499,498
Total capitalization and liabilities	$2,668,027	$2,230,745

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by New Jersey Resources Corporation (NJR or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2007 balance sheet data is derived from the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2007 Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas (NJNG), NJR Energy Services (NJRES), NJR Retail Holdings (Retail Holdings), NJR Energy Investment (NJREI) and NJR Service Company (NJR Service). Intercompany transactions and accounts have been eliminated. NJREI’s primary subsidiaries are NJR Energy and NJR Steckman Ridge Storage Company. NJR Energy invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois). NJR Steckman Ridge Storage Company holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was acquired and is being developed with a partner in western Pennsylvania. Retail Holdings’ two principal subsidiaries are NJR Home Services (NJRHS) and Commercial Realty & Resources (CR&R).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2008.

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	June 30,		September 30,
($ in thousands)	2008		2007
NJNG	$ 45,523	13%	$ 5,583	4%
NJRES	289,371	84	120,274	91
NJRHS and other	8,254	3	6,587	5
Total	$343,148	100%	$132,444	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company adopted FIN 48 on October 1, 2007. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and in accordance with the provisions of FIN 48, recorded an additional liability for unrecognized tax benefits and interest of approximately $4.3 million and an increase in retained earnings as of October 1, 2007 of approximately $1.2 million. For additional information on the effect of adoption, see Note 11. Adoption of FIN 48 and Income Taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a pre-existing policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities, for which the Company chooses to apply the fair value option, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

On April 10, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (FSP FIN 39-1), Amendment of FASB Interpretation No. 39. FSP FIN 39-1 provides additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset the fair value amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company’s policy is to present its derivative positions and any receivables or payables with the same counterparty on a gross basis; therefore, NJR does not anticipate that FSP FIN 39-1 will have an impact on its statement of financial position and results of operations.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

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

Restatement

Subsequent to the issuance of June 30, 2007 interim financial statements, the Company determined that certain derivative financial instruments at NJRES and NJR Energy were incorrectly accounted for as cash flow hedges. As a result, NJR concluded that the change in fair value of these derivative instruments should be recorded as a component of Gas purchases, or Operating revenues, as appropriate, in the Unaudited Condensed Consolidated Statements of Income and not in Other comprehensive income, which is a component of Common Stock Equity, where they had been previously reported in the Company’s Quarterly Report on Form 10-Q as of and for the three and nine-month periods ended June 30, 2007.

Accordingly, the following tables set forth the effects of the restatement on applicable line items in the Unaudited Condensed Consolidated Statements of Income and Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2007. Also included in the adjustment column, and as separate line items in the tables below, are certain immaterial corrections that the Company made to Other income and Equity in earnings of equity investees, net of tax for the three and nine months ended June 30, 2007.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating revenue	$665,358	$ (3,140)	$662,218	$2,431,459	$ (2,797)	$2,428,662
Gas purchases	$610,178	$(55,261)	$554,917	$2,034,332	$ 65,566	$2,099,898
Total operating expenses	$670,931	$(55,261)	$615,670	$2,245,447	$ 65,566	$2,311,013
Operating (Loss) Income	$ (5,573)	$ 52,121	$ 46,548	$ 186,012	$(68,363)	$ 117,649
Other income	$ 1,758	$ (677)	$ 1,081	$ 5,397	$ (2,165)	$ 3,232
(Loss) Income before income taxes and equity in earnings of affiliates	$ (9,202)	$ 51,444	$ 42,242	$ 171,056	$ (70,528)	$ 100,528
(Loss) Income tax provision	$ (4,250)	$ 21,522	$ 17,272	$ 67,357	$ (28,299)	$ 39,058
Equity in earnings, net of tax	$ —	$ 407	$ 407	$ —	$ 1,302	$ 1,302
Net (Loss) Income	$ (4,952)	$ 30,329	$ 25,377	$ 103,699	$ (40,927)	$ 62,772
Basic (loss)earnings per share*	$ (0.18)	$ 0.78	$ 0.60	$ 3.72	$ (2.22)	$ 1.50
Diluted (loss) earnings per share*	$ (0.18)	$ 0.78	$ 0.60	$ 3.70	$ (2.21)	$ 1.49
*  Per share data for 2007 has been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

	Nine Months Ended June 30, 2007
(Thousands)	As Previously Reported	Adjustment	As Restated
Net Income	$103,699	$(40,927)	$62,772
Unrealized loss (gain) on derivative instruments, net of tax	$(309)	$40,927	$40,618
Equity in earnings from investments, net of distributions and tax	$—	$(749)	$(749)
Other noncurrent assets	$39,347	$(553)	$38,794
Other noncurrent liabilities	$(12,971)	$1,302	$(11,669)

2.	REGULATION

Filed Base Rate Case and Signed Stipulation

As a result of increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the New Jersey Board of Public Utilities (BPU), on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on NJNG’s equity component of 11.375 percent. This request is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments.

On July 30, 2008, NJNG and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement that stipulated the principal financial terms of a settlement of its petitioned rate increase. Pending final review and approval by the BPU, NJNG would receive a revenue increase to its base rates of approximately $32.5 million, which is inclusive of an approximate $13 million impact of a change to the conservation incentive program baseline usage level, receive an allowed return on equity component of 10.3 percent, reduce its depreciation expense component from 3.0 percent to 2.34 percent, and reduce its depreciation expense by $1.6 million annually as a result of the amortization of previously recovered asset retirement obligations, all of which are expected to commence on or about October 1, 2008.

As a result of the signed stipulation, NJNG recorded an aggregate after-tax charge in the third quarter of fiscal 2008 of approximately $1.5 million, as it determined that certain regulatory assets were no longer recoverable in future rates from customers (approximately $769,000) and changed its computation for its allowance for funds used during construction (approximately $744,000).

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 30, 2008, NJNG filed a petition with the BPU for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2008 and to adjust its CIP recovery rates effective October 1, 2008. This petition is asking to recover an additional $6.8 million.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of June 30, 2008, NJNG had a remaining liability of $914,000 related to these programs.

Basic Gas Supply Service

BGSS is a BPU approved rate mechanism designed to allow for the recovery of natural gas commodity costs. NJNG periodically adjusts its rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers.

•
On October 3, 2007, the BPU provisionally approved a decrease to NJNG’s BGSS rate effective October 4, 2007, which resulted in a 3.6 percent decrease to the average residential heating customer bill. On June 24, 2008, the Administrative Law Judge in this proceeding approved a settlement of the parties to make the provisional rates final. The Judge’s decision is currently pending final approval before the BPU.

•
On November 26, 2007, NJNG notified the BPU that it would provide refunds to customers and subsequently issued a credit totaling $32.0 million in December 2007, as a result of the decrease in the anticipated costs of wholesale natural gas prices.

•
In March 2008, NJNG, the BPU staff and the New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) entered into a stipulation to resolve certain matters related to NJNG’s fiscal year 2007 BGSS filing. This stipulation was approved by the BPU on May 9, 2008 and resulted in NJNG recording a non-recurring settlement charge to its BGSS costs of $300,000.

•
On May 30, 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008 that would increase an average residential customer’s bill by approximately 18.0 percent due to an increase in the price of wholesale natural gas. A public hearing on this issue is scheduled for July 31, 2008.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU approved an extension of the utility gross margin-sharing programs mentioned above through October 31, 2008. Concurrently, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20.0 percent to 15.0 percent effective November 1, 2007. The incentive programs are subject to revisions in NJNG’s base rate case and remain in effect as currently established until the finalization of the base rate case proceedings. Pending final review and approval by the BPU, the July 30, 2008 agreement among NJNG and Rate Counsel provides for the extension of the incentive programs through October 31, 2011, along with a moderate expansion of the storage incentive and FRM programs.

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

•
an increase in the recovery of NJCEP funding requirements from $6.3 million to $13.0 million for fiscal year 2008 due to the gradual increase in NJNG’s obligation to the State of New Jersey and the underrecovery of prior fiscal year obligations (NJNG’s liability as of June 30, 2008 was $4.2 million); and,

•	a decrease to the statewide USF recovery rate, which has a negligible impact on customer rates.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the BPU approved an increase of $8.1 million, or 0.9 percent, to the WNC rate to recover the net amounts deferred relating to weather-related gross margin variations incurred during the fiscal 2005 and 2006 winter periods. In its May 30, 2008 CIP filing with the BPU, NJNG has proposed decreasing its current WNC rate to fully recover its remaining balance of approximately $1.5 million.

In February 2008, NJNG filed an application regarding its SBC. The overall request would result in no change to the current rates approved in October 2007.

In June 2008, the natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF recovery rate effective October 1, 2008. NJNG believes the increase will have a negligible impact on customers.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2008	September 30, 2007	Recovery Period
Regulatory assets–current
WNC	$ 1,454	$ 8,105	Less than one year (1)
Underrecovered gas costs	8,454	—	Less than one year (2)
CIP	21,913	16,529	Less than one year (3)
Total current	$ 31,821	$ 24,634
Regulatory assets–noncurrent
Remediation costs (Note 12)
Expended, net	$ 87,415	$ 85,071	(4)
Liability for future expenditures	105,340	105,340	(5)
CIP	2,476	—	(6)
Deferred income and other taxes	12,726	13,979	Various(7)
Derivatives (Note 3)	30,133	51,861	(8)
Postemployment benefit costs (Note 9)	33,463	33,988	(9)
SBC	10,467	22,130	Various (10)
Total noncurrent	$282,020	$312,369
(1)
Recoverable as a result of BPU approval in October 2007, without interest. This balance reflects the net results for the winter period of fiscal 2006. No new WNC activity is being recorded due to the existence of the CIP.

(2)	Recoverable, subject to BPU approval, through BGSS, without interest.
(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $10.2 million relating to the weather component of the calculation and approximately $11.7 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be included in rates when actual expenditures are incurred.
(6)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $0.7 million relating to the weather component of the calculation and approximately $1.7 million relating to the customer usage component of the calculation.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2008	September 30, 2007
Regulatory liability–current
Overrecovered gas costs	$—	$9,583
Total current	$—	$9,583
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$62,232	$60,094
Market development fund (MDF) (2)	—	1,176
Total-noncurrent	$62,232	$61,270

(1)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $20.6 million, including accretion of $1.1 million for the nine-month period ended June 30, 2008 of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of June 30, 2008 (see Note 10. Asset Retirement Obligations).

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

The Company and its subsidiaries are involved in the wholesale purchase and sale of natural gas. Under EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No 02-3, NJR has concluded that this is non-trading activity, and therefore, to the extent the natural gas is physically delivered, NJR presents its revenues and cost of gas on a gross basis in the Unaudited Condensed Consolidated Statements of Income. Changes in the fair values of financial derivative transactions as well as certain physical commodity contracts, as described below, are recognized as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

On October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of contracts entered into after September 30, 2007 are now included currently in earnings, and are not accounted for using the “normal purchase normal sales” scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). All NJRES physical commodity contracts entered into after September 30, 2007, are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value being reflected as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJRES that were in existence prior to October 1, 2007, which were previously designated as meeting the normal purchase normal sales scope exception of SFAS 133, as well as physical commodity contracts at NJNG and NJR Energy, which also met and were designated under the normal purchase normal sale scope exception, continue to be accounted for under settlement accounting.

All of the Company’s derivative financial instruments (financial futures, options or swaps), are accounted for in accordance with SFAS 133 and recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. Changes in fair value, which are referred to as unrealized gains and losses are recorded as a component of Gas purchases or Operating revenues, for NJRES and NJR Energy, respectively, in the Unaudited Condensed Consolidated Statements of Income. Changes in fair value of NJNG’s financial derivative instruments are recorded as a component of Regulatory assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets, as these amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company enters into financial derivative instruments as an economic hedge of the sale of natural gas. The derivatives are marked at fair value and recognized in the Unaudited Condensed Consolidated Statements of Income, as a component of Gas purchases, in the current period; however, the change in value of the natural gas is recognized only when that natural gas has been sold, which is normally in a future period. Therefore, the realized gains or losses that result from the settlement of these derivative instruments prior to the actual sale of the natural gas that is being economically hedged create volatility in the results of NJR; volatility is also created, in the opposite direction, when the actual sale of the natural gas occurs at a later date. The true economic result will remain unchanged regardless of the settlement of the derivative instrument relative to the ultimate sale of the natural gas.

Unrealized gains (losses) at NJRES related to physical commodity contracts and financial instruments and certain realized gains (losses) at NJRES related to derivative instruments that are included as a component of Gas purchases, and unrealized gains (losses) at NJR Energy related to derivative financial instruments that are included as a component of Operating revenues, for the three and nine months ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
NJRES (Included as part of Gas purchases):
Unrealized (losses) gains – Physical Commodity Contracts	$ (918)	$ —	$ 213	$ —
Unrealized (losses) gains – Financial Instruments	(37,796)	53,459	(165,970)	(64,408)
Certain net realized gains (losses) – Financial Instruments (economic hedge)	22,428	1,802	26,057	(1,158)
Subtotal NJRES	$(16,286)	$55,261	$(139,700)	$(65,566)
NJR Energy (Included as part of Operating revenues):
Unrealized gains (losses) – Financial Instruments	10,872	(3,140)	17,357	(2,797)
Total NJRES and NJR Energy unrealized and realized (losses) gains	$ (5,414)	$52,121	$(122,343)	$(68,363)

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	June 30, 2008	September 30, 2007
NJNG broker margin deposit	$ 38	$ 12,345
NJNG broker margin (liability)	$ (5,422)	$ —
NJRES broker margin deposit (liability)	$75,602	$(15,143)

4.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	June 30, 2008	September 30, 2007
Steckman Ridge	$ 76,118	$56,726
Iroquois	22,713	22,073
Other	8,461	7,944
Total	$107,292	$86,743

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth the financial information for Iroquois for the periods as indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating revenues	$40,854	$39,830	$124,309	$122,423
Operating income	$20,609	$19,246	$ 65,957	$ 60,958
Net income	$ 8,493	$ 7,281	$ 27,532	$ 23,315

(Millions)	June 30, 2008	September 30, 2007
Total assets	$771.1	$814.3

5.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share amounts)	2008	2007*	2008	2007*

Net (Loss) Income, as reported	$(7,597)	$25,377	$35,123	$62,772
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,949	42,015	41,822	41,808
Basic (loss) earnings per common share	$(0.18)	$0.60	$0.84	$1.50
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,949	42,015	41,822	41,808
Incremental shares **	—	308	215	276
Weighted average shares of common stock outstanding–diluted ***	41,949	42,323	42,037	42,084
Diluted (loss) earnings per common share	$(0.18)	$0.60	$0.84	$1.49
*	Share and per share data for 2007 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.
**	Incremental shares consist of stock options, stock awards and performance units.
***	The incremental shares noted above were not included in the computation of diluted loss per common share for the three months ended June 30, 2008 as their effect would have been anti-dilutive.

6.	DEBT

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 15, 2008, NJR entered into a new agreement for a stand-alone letter of credit that may be drawn upon through February 15, 2009 for up to $15 million. No amounts have been drawn under this letter of credit as of June 30, 2008.

As of June 30, 2008, NJR had one letter of credit outstanding, totaling $500,000, on behalf of NJRES. It was issued in conjunction with a long-term natural gas storage agreement and expires on December 31, 2008. This letter of credit reduces the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that this letter of credit will be drawn upon by the counterparties and expects that the letter of credit will be renewed as necessary.

NJNG

In October 2007, NJNG entered into a new agreement for standby letters of credit that may be drawn upon through December 15, 2009 for up to $50 million. As of June 30, 2008, letters of credit totaling $26.0 million have been issued under this agreement. These letters of credit do not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and the agreement will be renewed as necessary, upon its expiration.

NJNG received $7.5 million and $5.5 million in December 2007 and 2006, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018 (Notes) in the private placement market pursuant to a note purchase agreement. The notes are secured until the release date (which is the date at which the security provided by the pledge under NJNG’s mortgage indenture would no longer be available to holders of any outstanding series of NJNG’s senior secured notes and such indebtedness would become senior unsecured indebtedness) by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the Notes were used to refinance short-term debt and will fund capital expenditure requirements.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. As of June 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined in the EDA ARS as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of June 30, 2008, the 30-day LIBOR rate was 2.5 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.1 percent as of June 30, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the EDA ARS will have enough market liquidity to return interest rates below their maximum rate.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES

As of June 30, 2008 NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of June 30, 2008.

Consolidated

There were no issuances or redemptions of long-term debt securities for NJR or NJRES or redemptions for NJNG during the nine months ended June 30, 2008.

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	June 30,	September 30,
(Thousands)	2008	2007
NJR
Long - term debt (1)	$ 75,000	$ 75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period	$109,900	$ 40,250
Weighted average interest rate at end of period	2.73%	6.17%
NJNG
Long - term debt (2)	$379,800	$254,800
Bank credit facilities	$250,000	$250,000 (3)
Amount outstanding at end of period	—	$175,700
Weighted average interest rate at end of period	—	5.19%
NJRES
Bank credit facilities	$ 30,000	$ 30,000
Amount outstanding at end of period	—	$ 30,000
Weighted average interest rate at end of period	—	5.78%
(1)	Amounts are comprised of $25.0 million issued in March 2004 and $50.0 million issued in September 2007.
(2)	Long-term debt excludes lease obligations of $61.8 million and $57.6 million at June 30, 2008 and September 30, 2007, respectively.
(3)
Amount includes only committed credit facilities for NJNG short-term borrowings. Also included in short-term debt on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, is $10.5 million related to an uncommitted credit facility.

7.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Allowance for Funds used during Construction, (AFUDC) included in Utility plant, and capitalized interest included in Real estate properties and other and Investments in equity investees on the Unaudited Condensed Consolidated Balance Sheets, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
AFUDC – Utility plant	$244	$321	$ 871	$1,058
Weighted average rate	4.8%	5.37%	4.8%	5.36%

Capitalized interest – Real estate properties and other	$ 14	$ 86	$ 79	$ 216
Weighted average interest rates	3.01%	5.34%	3.99%	5.42%

Capitalized interest – Investments in equity investees	$827	$716	$2,513	$ 927
Weighted average interest rates	5.58%	5.35%	5.73%	5.36%

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The AFUDC amounts shown in the table above for three and nine months ended June 30, 2008 and 2007, represent an interest cost component only, as agreed to in NJNG’s signed stipulation with Rate Counsel as discussed in Note 2. Regulation – Filed Base Rate Case and Signed Stipulation.

NJR, through its CR&R subsidiary, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 4. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income includes $515,000 and $698,000 of interest related to these SBC program costs for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $2.3 million for the nine months ended June 30, 2008 and 2007, respectively.

8.	STOCK-BASED COMPENSATION

On November 14, 2007, the Company granted 61,980 performance units, which are market condition awards that vest in September 2010, and 61,980 shares of restricted stock, which vest in equal installments over three years, subject to certain conditions. On the same date, the Company also granted 35,385 restricted shares that vested immediately. All shares noted above have been adjusted to reflect the additional shares distributed related to NJR’s 3 for 2 stock split on March 3, 2008 and have a split adjusted grant date fair value of $31.84.

During the first nine months of fiscal 2008, included in operation and maintenance expense is $2.0 million related to stock-based compensation. As of June 30, 2008 there remains $3.4 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 3 years.

9.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$ 728	$ 733	$ 2,185	$ 2,200	$ 436	$ 454	$1,360	$ 1,364
Interest cost	1,648	1,554	4,945	4,661	810	757	2,441	2,271
Expected return on plan assets	(2,183)	(2,052)	(6,548)	(6,156)	(627)	(541)	(1,837)	(1,622)
Recognized actuarial loss	275	399	826	1,197	181	266	624	797
Prior service cost amortization	14	21	42	63	19	20	58	59
Transition obligation amortization	—	—	—	—	89	89	267	268
Net periodic cost	$ 482	$ 655	$ 1,450	$ 1,965	$ 908	$1,045	$2,913	$ 3,137

For fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the period ended June 30, 2008, (in thousands):

Balance at October 1, 2007	$23,895
Accretion	1,050
Additions	89
Retirements	(888)
Balance at June 30, 2008	$24,146

Accretion amounts are not reflected as an expense on NJR’s Unaudited Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

11.	ADOPTION OF FIN 48 AND INCOME TAXES

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

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of FIN 48 liabilities as of the date of adoption was $6.5 million, including $4.7 million of uncertain tax liabilities and $1.8 million of interest and penalties. As a result of the implementation of FIN 48, the Company recognized an additional $4.3 million as an increase in the liability for unrecognized tax benefits and interest. The previously recorded amount of $2.2 million, as well as the additional amount recognized associated with the adoption of FIN 48, are included as a component of Deferred and accrued taxes in the Current classification of the Unaudited Condensed Consolidated Balance Sheets. The following table represents the increase in liability with respect to the adoption of FIN 48:

As of October 1,
($ in millions)	2007
Increase in Retained Earnings (cumulative effect)	$ 1.2
Decrease in Deferred income taxes	$ (4.3)
Increase in Deferred and accrued taxes (FIN 48 liability)	$ 3.1

There are $1.7 million of state taxes included in the balance of unrecognized tax benefits as of October 1, 2007. If they were to be recognized, it would affect the effective tax rate, as this amount had previously been fully reserved for, and was fully reflected as a component of current Deferred and accrued taxes in the Unaudited Condensed Consolidated Balance Sheets.

There is $3.1 million included in the balance of unrecognized tax benefits as of October 1, 2007 that relates to a filing position the Company took concerning the depreciable life of certain fixed assets at NJNG. The Company filed an automatic change in method of accounting, which is currently under audit with the Internal

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Service (IRS). The Company anticipates closing the audit and settling this issue within the next 12 months. The settlement of this issue would reduce the FIN 48 reserve by approximately $3.6 million, which includes associated interest.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional tax expense. Upon adoption of FIN 48 on October 1, 2007 the Company had $1.8 million of accrued interest and penalties related to the above liability computed under FIN 48, which had previously been expensed in the Unaudited Condensed Consolidated Statements of Income.

The Company and one or more of its subsidiaries files, or expects to file, income and or franchise tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas and Louisiana. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2004. The IRS commenced an examination of the Company’s fiscal 2005 federal income tax return during the third quarter of fiscal 2007. The exam is expected to be completed by the end of fiscal 2008.

Included in the Unaudited Condensed Consolidated Statement of Operations, as part of Income tax expense, is a one-time after-tax interest charge of $0.98 million to correct a previously taken tax position associated with utility property at NJNG.

The Company is not currently under examination in any state; however, all periods subsequent to those ended September 30, 2003 are statutorily open to examination with the exception of New York, in which all periods subsequent to September 30, 2004 are statutorily open to examination. As previously disclosed, NJNG was party to a case pending before the Tax Court of New Jersey (Tax Court). In that case, NJNG disputed the State of New Jersey’s (State) application of its tax apportionment rules. On April 15, 2008 the Tax Court issued a decision in favor of the State. On June 19, 2008, NJNG filed an appeal with the Appellate Division of the Superior Court of New Jersey. The obligation under this decision, plus penalties and interest totals approximately $3.1 million, which was previously fully reserved for under FIN 48. To prevent the accrual of additional interest, it is expected that NJNG will pay the obligation and convert the filing to a claim for refund. The effect of the Tax Court’s decision will not impact the Company’s effective tax rate, as this amount had been fully reserved for and was reflected as a component of current Deferred and accrued taxes in the Unaudited Condensed Consolidated Balance Sheets.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $98.4 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of June 30, 2008, NJRES had contractual obligations for current demand charges related to storage contracts and pipeline capacity contracts of $22.7 million and $43.0 million, respectively.

As of June 30, 2008, there were NJR guarantees covering approximately $443 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet. Commitments as of June 30, 2008 for natural gas purchases and future

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2008	2009	2010	2011	2012	Thereafter
NJRES
Natural gas purchases	$303,137	$479,657	$189,877	$ —	$ —	$ —
Storage demand fees	7,465	19,489	11,520	8,310	5,846	3,022
Pipeline demand fees	16,235	32,721	19,107	16,249	6,809	9,017
Sub-total NJRES	$326,837	$531,867	$220,504	$24,559	$12,655	$ 12,039
NJNG
Natural gas purchases	$116,271	$ 56,802	$ 18,016	$ 1,529	$ —	$ —
Storage demand fees	6,123	21,938	22,175	15,563	7,853	11,731
Pipeline demand fees	13,733	73,898	81,765	80,441	74,422	156,341
Sub-total NJNG	$136,127	$152,638	$121,956	$97,533	$82,275	$168,072
Total	$462,964	$684,505	$342,460	$122,092	$94,930	$180,111

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2008	2007	2008	2007
NJRES	$29.4	$29.5	$ 88.4	$106.9
NJNG	17.9	17.8	56.0	56.0
Total	$47.3	$47.3	$144.4	$162.9

NJNG’s capital expenditures are estimated at $81.8 million for fiscal 2008, of which approximately $57.2 million has been incurred to date, and consists primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

The Company’s future minimum lease payments under various operating leases are less than $3.2 million annually for the next five years and $2.1 million in the aggregate for all years thereafter.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of three Manufactured Gas Plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. As of June 30, 2008, $87.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2007, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $105.3 million to $164.8 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $105.3 million on the Unaudited Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

Information related to the Company’s various business segments, which are presented in the Unaudited Condensed Consolidated Statements of Income, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other segment consists of investments in energy and mid-stream assets, appliance and installation services, commercial real estate development and other corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating Revenues
Natural Gas Distribution	$ 179,511	$180,980	$ 940,689	$ 871,198
Energy Services	801,628	476,383	2,009,751	1,540,558
Retail and Other	19,344	4,926	38,834	17,117
Subtotal	1,000,483	662,289	2,989,274	2,428,873
Intersegment revenues (1)	(44)	(71)	(152)	(211)
Total	$1,000,439	$662,218	$2,989,122	$2,428,662
Operating Income (Loss)
Natural Gas Distribution	$ 7,552	$ 7,562	$ 98,365	$ 103,014
Energy Services	(25,952)	40,158	(48,692)	15,587
Retail and Other	12,707	(1,172)	19,506	(952)
Total	$ (5,693)	$ 46,548	$ 69,179	$ 117,649
Net Income (Loss)
Natural Gas Distribution	$ 147	$ 2,602	$ 50,987	$ 55,736
Energy Services	(15,546)	23,264	(28,343)	6,805
Retail and Other	7,802	(489)	12,479	231
Total	$ (7,597)	$ 25,377	$ 35,123	$ 62,772
(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

As of June 30, 2008, NJRES’ assets have increased more than 5 percent as compared to September 30, 2007, primarily due to higher Accounts receivable balances as a result of greater volumes and prices of wholesale natural gas sales. NJRES’ Accounts receivable balance as of June 30, 2008 has been fully collected.

During the nine months ending June 30, 2008, NJRES had one customer, Hess Corporation, an investment grade rated corporation, whose sales represented more than 10 percent of its total Operating revenue.

14.	OTHER

At June 30, 2008, there were 41,968,713 shares of common stock outstanding, which were adjusted to include the additional shares distributed on March 3, 2008, as a result of a 3 for 2 stock split. As of June 30, 2008 the book value per share was $15.67.

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

The Retail and Other segment includes NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, which is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; NJR Home Services (NJRHS), which provides service, sales and installation of appliances; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Company, which provides support services to the various NJR businesses

NJR has restated the financial statements for the three and nine month periods ended June 30, 2007 related to a correction in the accounting for certain derivative financial instruments. See Note 1. General in the Unaudited Condensed Consolidated Financial Statements.

Net income by business segment is as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(Thousands)	2008		2007		2008		2007
Net Income (Loss)
Natural Gas Distribution	$ 147	(2)%	$ 2,602	10%	$ 50,987	145%	$55,736	89%
Energy Services	(15,546)	205%	23,264	92%	(28,343)	(81)%	6,805	11%
Retail and Other	7,802	(103)%	(489)	(2)%	12,479	36%	231	—%
Total	$ (7,597)	100%	$25,377	100%	$ 35,123	100%	$62,772	100%

NJRES and NJR Energy account for certain of their derivative instruments (financial futures, swaps and options) used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). In addition, for contracts executed on or after October 1, 2007, NJRES is no longer electing the “normal purchase normal sale” (NPNS) scope exception of SFAS 133 for contracts that result in the physical purchase or sale of natural gas at NJRES. As such, any new contracts to purchase or sell the natural gas commodity are accounted for as derivatives, at fair value, at NJRES and are reflected in current period results.

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

Included in Net (loss) income in the table above are unrealized (losses) gains in the Energy Services segment of $(23.6) million, $31.1 million, after taxes, for the three months ended June 30, 2008 and 2007, respectively, and $(101.2) million and $(38.6) million, after taxes, for the nine months ended June 30, 2008 and 2007, respectively. Also included in Net (loss) income in the table above are realized gains and (losses) of $13.7 million, $1.1 million, after taxes, for the three months ended June 30, 2008 and 2007, respectively, and $15.9 million and $(0.7) million, after taxes, for the nine months ended June 30, 2008 and 2007, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is still in storage inventory.

Included in Net (loss) income above are unrealized gains (losses) in the Retail and Other segment of $6.4 million, $(1.9) million, after taxes, for the three months ended June 30, 2008 and 2007, respectively, and $10.2 million and $(1.6) million, after taxes, for the nine months ended June 30, 2008 and 2007, respectively.

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

On July 30, 2008, NJNG and the Department of Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement that stipulated the principal financial terms of a settlement of its petitioned rate increase. Pending final review and approval by the BPU, NJNG would receive a revenue increase to its base rates of approximately $32.5 million, which is inclusive of an approximate $13 million impact of a change to the conservation incentive program baseline usage rate, receive an allowed return on equity component of 10.3 percent, reduce its depreciation expense component from 3.0 percent to 2.34 percent, and reduce its depreciation expense by $1.6 million annually as a result of the amortization of previously recovered asset retirement obligations, all of which are expected to commence on or about October 1, 2008.

As a result of the signed stipulation, NJNG recorded an aggregate after-tax charge in the third quarter of fiscal 2008 of approximately $1.5 million, as it determined that certain regulatory assets were no longer recoverable in future rates from customers (approximately $769,000) and changed its computation for its allowance for funds used during construction (approximately $744,000).

•
Working with the BPU and Rate Counsel for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Managing its new customer growth rate, which is expected to be approximately 1.6 percent for fiscal 2008;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

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

The CIP pilot program was implemented effective October 1, 2006 to allow NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.5 percent, and an evaluation of BGSS-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued utility gross margin amounts.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of June 30, 2008 and September 30, 2007, the obligation to fund these conservation programs was recorded at its present value of $914,000 and $1.4 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

Prior to fiscal 2007, the impact of weather was mitigated by a Weather Normalization Clause (WNC), which was suspended with the commencement of the CIP. In October 2007, the BPU approved the full recovery of $8.1 million of previously deferred amounts related to the WNC. Through June 30, 2008, NJNG has recovered $6.7 million of these previously deferred amounts.

Energy Services Segment

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls through natural gas pipeline transportation and storage contracts, as well as providing asset management services to customers in states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions of the United States and Canada.

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

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many different delivery points are readily available. For example, NJRES generates financial margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a higher current or future price, all within the constraints of its credit and contracts policies. Through the use of transportation and storage services, NJRES is able to generate financial margin through pricing differences that occur over the duration of time the assets are held.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

NJRES also participates in park-and-loan transactions with pipeline counterparties, where NJRES will borrow natural gas when there is an opportunity to capture arbitrage value. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay and the resulting spread it can generate when considering the amount it will receive to sell the borrowed gas to another counterparty in relation to the cost it will incur to purchase the natural gas at a later date to return to the pipeline. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures.

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

Retail and Other Segment

In the Retail and Other segment, NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets are natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that have either a regulated or market-based rate can provide a significant growth opportunity for the Company. To that end, NJR has acquired an interest in Iroquois (regulated rate) and Steckman Ridge (anticipated market-based rate), which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses in the Retail and Other segment include NJRHS, which provides service, sales and installation of appliances to over 148,000 customers, and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. It is anticipated that construction on Steckman Ridge will be completed during the first quarter of fiscal 2010. As of June 30, 2008, NJR has invested $71.6 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility have been revised from the original estimate of approximately $250 million to approximately $265 million, of which NJR is obligated to fund 50 percent, or approximately $132.5 million. NJR anticipates that Steckman Ridge will be able to secure non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

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

Derivative Instruments

Derivative activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of its derivative instruments in Gas purchases or Operating revenues, as appropriate, on the Unaudited Condensed Consolidated Statements of Income.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective October 1, 2007, the Company has decided to discontinue using the NPNS exception for any new physical commodity contracts entered into by NJRES. The criteria for designating contracts as normal includes an assessment of the probability of delivery at inception and throughout the term of the contract while considering certain factors such as expected future demand. NJRES will continue to enter into these contracts with the intention of physically delivering the natural gas; however, NJRES has determined that the probability of net settling these contracts for cash may be greater than had previously been experienced. As a result, commencing with contracts entered into subsequent to September 30, 2007, NJRES will treat these contracts as derivatives and record them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

Capitalized Financing Costs

NJNG capitalizes an allowance for funds used during construction (AFUDC), as a component of Utility plant in the Unaudited Condensed Consolidated Balance Sheets. Commencing October 1, 2007, in addition to cost of debt, AFUDC also includes the estimated cost of equity funds used to finance construction on its natural gas transmission and distribution system, which is currently established through allowed rates at 11.5 percent. The debt portion of AFUDC is recorded as a reduction to Interest expense and the equity portion is recorded in Other income in the Unaudited Condensed Consolidated Statements of Income. Under regulatory rate practices and in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, NJNG fully recovers both components of AFUDC through base rates. If there is any change in this recovery amount, NJNG would record a charge for the unrecovered portion on its Unaudited Condensed Consolidated Income Statement.

As discussed in Note 2. Regulation – Filed Base Rate Case and Signed Stipulation in the Unaudited Condensed Consolidated Financial Statements, as part of the agreement that stipulates the terms of a settlement of NJNG’s petitioned rate increase, NJNG agreed to change its computation of AFUDC for fiscal year 2008. As a result of this agreement, NJNG recorded a post-tax aggregate charge of approximately $744,000 in the third quarter of fiscal 2008. This charge represents the aggregate adjustment of previously recorded equity component amounts under its AFUDC calculation and recording deferred interest costs as its sole component of AFUDC through June 30, 2008 as a result of the disallowance of the equity component. NJNG anticipates that, as rates are approved by the BPU as outlined in the stipulation agreement, that its AFUDC calculation, effective October 1, 2008, would include both a debt component and an equity component. The equity component portion of the calculation would be based on an allowed fixed equity rate, applicable only during periods when its short-term debt balances are lower than its construction work-in-progress balances.

Recently Issued Accounting Standards

Refer to Note 1. General in the Unaudited Condensed Consolidated Financial Statements, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net loss for the quarter ended June 30, 2008 was $(7.6) million, compared with net income of $25.4 million for the same period last fiscal year. Basic and diluted earnings per share (EPS) decreased to a loss per share of $(0.18), compared with earnings per share of $0.60 for the same period last fiscal year.

Net income for the nine months ended June 30, 2008, decreased 44.0 percent to $35.1 million, compared with $62.8 million for the same period last fiscal year. Basic EPS decreased 44.0 percent to $0.84, compared with $1.50 for the same period last fiscal year, and diluted EPS decreased 43.6 percent to $0.84, compared with $1.49 for the same period last fiscal year.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prior period basic and diluted earnings per share noted above have been retroactively adjusted to reflect NJR’s 3 for 2 stock split distributed on March 3, 2008.

The decrease in earnings for the three months ended June 30, 2008, as compared with the same period in the prior fiscal year, was due primarily to increased gas purchases costs at NJRES, primarily driven by unrealized losses in its financial and physical contracts, offset by unrealized gains at NJREC, lower aggregate interest costs, and a tax benefit associated with a state tax rate change at NJRES. For the nine months ended June 30, 2008, the decrease in earnings as compared with the same period in the prior fiscal year was due primarily to the same factors noted above.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in Thousands)	2008	2007	% Change	2008	2007	% Change
Operating revenues	$1,000,439	$662,218	51.1%	$2,989,122	$2,428,662	23.1%
Gas purchases	$ 945,629	$554,917	70.4%	$2,696,248	$2,099,898	28.4%

Operating revenues increased $338.2 million during the three months ended June 30, 2008, compared with the same period of the prior fiscal year due primarily to an increase in transaction volume at NJRES, as well as moderate increases in customer growth and greater off-system sales, partially offset by reduced customer usage at NJNG. For the nine months ended June 30, 2008, Operating revenues increased $560.5 million compared with the same period of the prior fiscal year due primarily to the same factors that were noted above.

The factors that resulted in the increase in revenues described above similarly affected an increase of $391.0 million and $596.4 million in Gas purchases for the three and nine months ended June 30, 2008, respectively, as compared with the same periods in the prior fiscal year.

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 483,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Utility Gross Margin
Operating revenues	$179,511	$180,980	$940,689	$871,198
Less:
Gas purchases	125,060	124,867	653,196	588,723
Energy and other taxes	9,031	9,899	53,137	51,197
Regulatory rider expense	5,925	6,226	35,879	33,827
Total Utility Gross Margin	$ 39,495	$ 39,988	$198,477	$197,451
Utility Gross Margin
Residential and commercial	$ 33,535	$ 33,405	$178,145	$176,619
Transportation	4,639	4,159	15,438	13,906
Total Utility Firm Gross Margin	38,174	37,564	193,583	190,525
Incentive programs	1,225	2,242	4,836	6,426
Interruptible	96	182	358	500
BPU settlement (included in Gas purchases above)	—	—	(300)	—
Total Utility Gross Margin	39,495	39,988	198,477	197,451
Operation and maintenance expense	21,637	22,716	69,417	65,663
Depreciation and amortization	9,488	8,940	28,053	26,526
Other taxes not reflected in utility gross margin	818	770	2,642	2,248
Operating Income	$ 7,552	$ 7,562	$ 98,365	$103,014
Other income	(41)	772	2,641	2,657
Interest expense, net	4,146	4,700	15,641	15,337
Income tax provision	3,218	1,032	34,378	34,598
Net Income	$ 147	$ 2,602	$ 50,987	$ 55,736

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

TEFA, which is included in Energy and other taxes on the Unaudited Condensed Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s Operating revenues decreased by $1.5 million, or 0.8 percent, and Gas purchases increased by $193,000, or 0.2 percent, for the three months ended June 30, 2008, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease for both Operating revenue and Gas purchases related to firm sales in the amount of $12.4 million, which was the result of lower volumes and a decrease in the average BGSS rate to $0.975 per therm in the third quarter of fiscal 2008 as compared with $1.0256 per therm in the third quarter of fiscal 2007;

•
offset by an increase in Operating revenue and Gas purchases related to off-system sales in the amount of $7.5 million and $7.4 million, respectively, as a result of increased sales prices of 45 percent to $11.845 per dekatherm (dth) for the three months ending June 30, 2008 as compared to $8.167 per dth for the three months ending June 30, 2007 as a result of the change in the wholesale price of natural gas;

•
an increase in Operating revenue and Gas purchases related to storage incentive revenue in the amount of $1.5 million and $2.4 million, respectively, as a result of opportunities available in the wholesale energy market; and

•	an increase in both Operating revenue and Gas purchases related to interruptible sales in the amount of $1.3 million, due to an increase in sales to electric co-generation customers.

NJNG’s Operating revenues increased by $69.5 million, or 8.0 percent, and Gas purchases increased by $64.5 million, or 11.0 percent, respectively, for the nine months ended June 30, 2008, compared with the same period in the prior fiscal year, primarily as a result of:

•
an increase in Operating revenue and Gas purchases related to off-system sales in the amount of $46.3 million and $44.6 million, respectively, as a result of the change in the wholesale price of natural gas;

•
a reduction in BGSS customer refunds provided to residential and small commercial customers of $44.3 million, inclusive of sales tax refunds of $2.9 million. For the nine months ended June 30, 2008 BGSS customer refunds were $32.1 million, as compared to the same period in the prior fiscal year of $76.4 million. These customer refunds were the result of anticipated reductions in cost to acquire wholesale natural gas, as compared to the current established rate included in NJNG’s BGSS tariff;

•	an increase of $5.0 million in Operating revenue due an increase of the amounts accrued through the CIP program as a result of lower customer usage, as described below;

•
an increase in Operating revenue and Gas purchases related to interruptible sales in the amount of $3.9 million and $3.6 million, respectively, due to an increase in sales to electric co-generation customers;

•
an increase in Operating revenue and Gas purchases related to storage incentive revenue in the amount of $1.5 million and $3.8 million, respectively, as a result of opportunities available in the wholesale energy market;

•	an increase in Gas purchases of $300,000 as a result of a non-recurring charge to the BGSS associated with a settlement agreement related to a BGSS filing for fiscal 2007;

•
an increase in Gas purchases of $1.0 million related to decreased amounts received through capacity release and FRM of $559,000 in fiscal 2008 as compared to $1.6 million in fiscal 2007; partially offset by

•	a decrease in firm sales of $31.4 million for both Operating revenue and Gas purchases as a result of a decrease in therms sold as well as the average BGSS price per therm.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $9.0 million and $9.9 million and $53.1 million and $51.2 million for the three and nine months ended, June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, sales tax and TEFA decreased due primarily to a decrease in customer usage. For the nine months ended June 30, 2008, sales tax increased as a result of the increase in Operating revenue, as compared to the same period in the prior fiscal year.

Regulatory rider expenses totaled $5.9 million and $6.2 million and $35.9 million and $33.8 million for the three and nine months ended June 30, 2008 and 2007, respectively. As Regulatory rider expenses are calculated on a per-therm basis, the decrease in Regulatory rider expenses for the three months ended June 30, 2008 compared with the same period in the prior fiscal year is a result of a decrease in sales offset by an increase in the rider rate charged to customers. The increase in Regulatory rider expenses for the nine months ended June 30, 2008 over the same period in the prior fiscal year is a result of an increase in the rider rate charged offset by a decrease in therms sold to customers as a result of reduced usage.

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs.

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

Total utility firm gross margin increased $610,000, or 1.6 percent, for the three months, and $3.1 million, or 1.6 percent, for the nine months ended, June 30, 2008, compared with the same periods in the prior fiscal year. The changes were due primarily to an increase in firm and transport customers of 3,800 and 2,000, respectively over the same period in the prior fiscal year. Gross margin associated with firm customers increased $130,000 and $1.5 million for the three and nine months ended June 30, 2008, respectively, as compared to the same period in the prior fiscal year.

Gross margin associated with transportation customers increased $480,000, or 11.5 percent, for the three months ended June 30, 2008, and $1.5 million or 11.0 percent for the nine months ended June 30, 2008, respectively, compared with the same periods in the prior fiscal year. NJNG transported 1.4 Bcf and 1.5 Bcf for the three months ended June 30, 2008 and 2007, respectively, and 8.0 Bcf and 7.8 Bcf for the nine months ended June 30, 2008 and 2007, respectively. The increase in utility firm gross margin was due primarily to an increase of 2,000 transportation customers over the same period in the prior fiscal year.

The weather for the three months ended June 30, 2008 was 15.6 percent warmer than normal, which resulted in an accrual of utility gross margin under the CIP of $1.7 million, compared with 15.1 percent warmer than normal weather for the same period last fiscal year, which resulted in a reduction of the accrual of utility gross margin under the CIP of $225,000. The weather for the nine months ended June 30, 2008 was 8.3 percent warmer than normal,

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

which resulted in an accrual of utility gross margin under the CIP of $9.1 million, compared with 1.6 percent warmer than normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $8.2 million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to the normal degree day.

Customer usage was lower than the established benchmark during the nine months ended June 30, 2008, which resulted in an additional accrual of utility gross margin under the CIP of $11.5 million compared with $7.4 million for the same period in fiscal 2007.NJNG had 10,697 and 9,197 residential customers and 5,179 and 4,637 commercial customers using its transportation service at June 30, 2008 and 2007, respectively. The increase in transportation customers was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

NJNG added 4,896 and 5,645 new customers during the nine months ended June 30, 2008 and 2007, respectively. In addition, NJNG converted 505 and 357 existing customers to natural gas heat and other services during the same periods for fiscal 2008 and 2007, respectively. This customer growth represents an estimated annual increase of approximately 0.67 Bcf in sales to firm customers, assuming normal weather and usage.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to economically hedge NJNG’s natural gas costs. As of November 1, 2007, NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS. Previously, NJNG customers were credited 80 percent and NJNG retained 20 percent of the gains and losses.

The storage incentive program shares gains and losses on an 80 percent and 20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas injected into storage and a benchmark established with the purchase of a portfolio of futures contracts applicable to the April-through-October injection season, which is established by the BPU.

NJNG’s incentive programs totaled 5.6 Bcf and generated $1.2 million of utility gross margin for the three months ended June 30, 2008, compared with 6.6 Bcf and $2.2 million of utility gross margin in the same period in the prior fiscal year. For the three month period ended June 30, 2008, the decrease is due primarily to the decrease in margin associated with the storage program as a result of timing variations of storage incentive transactions.

NJNG’s incentive programs totaled 26.8 Bcf and generated $4.8 million of utility gross margin for the nine months ended June 30, 2008, compared with 26.9 Bcf and $6.4 million of utility gross margin, for the same period in the prior fiscal year. For the nine month period ended June 30, 2008, the decrease in incentive program was due primarily to:

•	a decrease in margin from the storage incentive program as a result of timing variations of storage incentive transactions; partially offset by

•	more favorable market spreads, which resulted in an increase in off-system sales margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have increased to an average of $8.641/dth for the nine months ended June 30, 2008 from $6.959/dth for the nine months ended June 30, 2007, which represents a 24.2 percent increase, while the average off-system price was higher by 29.1 percent at an average of $10.050/dth for the nine months ended June 30, 2008 from an average of $7.786/dth for the nine months ended June 30, 2007.

Interruptible and Tariff Revenues

As of June 30, 2008, NJNG serves 46 customers through interruptible sales and/or transportation tariffs. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms sold and transported to interruptible customers represented 5 percent of total throughput for the nine months ended June 30, 2008, and 4 percent of the total throughput during the same period last fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year as a result of the natural gas commodity cost being the largest component of the sales price.

Interruptible sales were 1.7 Bcf and 1.1 Bcf for the nine months ended June 30, 2008, and 2007, respectively. In addition, NJNG transported 2.5 Bcf and 2.3 Bcf for the nine months ended June 30, 2008 and 2007, respectively, for its interruptible customers.

An agreement with the BPU approved on October 3, 2007, included the termination of the incentive programs related to interruptible sales, on-system interruptible transportation and sales to certain electric generation facilities effective November 1, 2007.

Operation and Maintenance Expense

Operation and maintenance (O&M) expense decreased $1.1 million, or 4.7 percent, for the three months ended June 30, 2008, compared with the same period in the prior fiscal year. The decrease was due primarily to:

•	a $1.4 million credit as a result of adjusting accrued medical premium expenses to reflect lower costs based on actual claims;

•	lower pipeline integrity costs of $722,000; partially offset by

•	higher compensation costs of $920,000 as a result of an increase in the number of employees and overtime labor as well as annual wage increases.

Operation and maintenance expense increased $3.8 million, or 5.7 percent, for the nine months ended June 30, 2008, compared with the same period in the prior fiscal year. The increase was due primarily to:

•	higher compensation costs of $4.2 million as a result of an increase in the number of employees and overtime labor as well as annual wage increases;

•	an increase in materials and supplies expense of $560,000 due primarily to an increase in high pressure meter relocations and a greater number of meter exchanges on non-standard residential meters;

•	an increase of $1.1 million due primarily to an increase in NJNG’s shared services expenses, including labor costs and consulting fees related to various tax positions; partially offset by

•	a $1.4 million credit as a result of adjusting accrued medical premium expenses to reflect lower costs based on actual claims; and

•	lower pipeline integrity costs of $885,000.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income

Operating income remained constant at $7.6 million for the three months ended June 30, 2008, compared with the same period in the prior fiscal year.

Operating income decreased $4.6 million, or 4.5 percent, for the nine months ended June 30, 2008, compared with the same period in the prior fiscal year. The decrease was due primarily to:

•	an increase in Operation and maintenance expenses of $3.8 million, as discussed above;

•	an increase in Depreciation expense of $1.5 million, as a result of greater utility plant being placed into service; partially offset by

•	an increase in total Utility gross margin of $1.0 million, as discussed above.

Interest Expense

Interest expense decreased $554,000 for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, due primarily to:

•	a decrease of $757,000 due to a lower average interest rate of 2.3 percent on commercial paper borrowings as compared with 5.3 percent and lower short-term borrowings;

•	a decrease in BGSS interest of $714,000, as a result of no overrecovered gas costs;

•
a decrease of $220,000, which includes a year to date adjustment of $429,000 related to a change in the calculation of AFUDC (see Note 2. Regulation in the Unaudited Condensed Consolidated Financial Statements – Filed Base Rate Case and Signed Stipulation); partially offset by

•
an increase of $278,000 in interest related to NJNG’s variable rate debt, which is correlated to the auction rate securities issued by the Economic Development Authority of New Jersey (EDA), as a result of higher interest rates due primarily to reduced liquidity in the credit markets along with maximum rates being set for the auction rate securities that failed;

•	an increase of $928,000 for interest on fixed rate borrowings mostly related to NJNG’s issuance of the $125 million notes due May 2018 which carry an interest rate of 5.6 percent.

Interest expense increased $304,000 for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, due primarily to:

•	an increase of $1.0 million for interest on fixed rate borrowings mostly related to NJNG’s issuance of the $125 million senior notes due May 2018, as described above;

•	an increase of $679,000 in interest related to NJNG’s variable rate debt, as a result of higher interest rates as described above;

•	an increase of $187,000 associated with lower amounts of capitalized interest, based on lower short-term borrowing costs; partially offset by

•	a decrease of $1.1 million driven by a lower average interest rate of 3.6 percent on NJNG’s commercial paper borrowings compared to 5.3 percent in the prior year;

•
a decrease in BGSS interest of $560,000, due to the absence of overrecovered gas costs from customers as a result of wholesale commodity prices for natural gas being in excess of allowed amounts included in rates.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income

Net income decreased $2.5 million, or 94.4 percent for the three months ended June 30, 2008 as compared with the same period in the prior fiscal year, due primarily to a one-time net after-tax charge of $0.98 million to correct a tax position surrounding utility property and approximately $1.5 million in after-tax charges related to the signed agreement surrounding the stipulation of NJNG’s base rate case filing as discussed in Note 2. Regulation – Filed Base Rate Case and Signed Stipulation in the Unaudited Condensed Consolidated Financial Statements. Of this $1.5 million after-tax charge, approximately $0.7 million represents an aggregate change in the computation of AFUDC and $0.8 million represents the estimated non-recovery of previously deferred costs.

Net income decreased $4.8 million, or 8.5 percent, for the nine months ended June 30, 2008, as compared with the same period in the prior fiscal year, due primarily to a decrease in Operating income of approximately $4.6 million as discussed above, partially offset by lower income tax expense of $0.8 million as a result of the lower Operating income, offset by the one-time charge related to the correction of a tax position as noted above.

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

Predominantly all of NJRES’ purchases and sales result in the physical delivery of natural gas, and therefore, NJRES has elected the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), for all physical commodity contracts entered into prior to October 1, 2007, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. For all physical commodity contracts entered into subsequent to September 30, 2007, NJRES has elected not to use the normal purchase normal sale scope exception of SFAS 133, and records these physical commodity contracts at fair value on the Unaudited Condensed Consolidated Balance Sheets. All changes in the fair value of physical commodity contracts entered into subsequent to September 30, 2007 are recorded as part of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

The changes in fair value of NJRES’ financial instruments, which are financial futures, options, and swap contracts, are recognized in the Unaudited Condensed Consolidated Statements of Income, as a component of Gas purchases.

NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

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

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party for a fixed period of time, ratably over the term of the related natural gas pipeline or storage contract. These are normally varying over one to five years.

NJRES’ financial results are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating revenues	$801,628	$476,383	$2,009,751	$1,540,558
Gas purchases	820,568	430,050	2,043,051	1,511,175
Gross (loss) margin	(18,940)	46,333	(33,300)	29,383
Operation and maintenance expense	6,811	5,967	14,677	13,120
Depreciation and amortization	50	53	156	161
Other taxes	151	155	559	515
Operating (loss) income	(25,952)	40,158	(48,692)	15,587
Other income	92	228	244	343
Interest expense, net	738	256	2,502	3,283
Income tax benefit	(11,052)	16,866	(22,607)	5,842
Net (loss) income	$(15,546)	$ 23,264	$ (28,343)	$ 6,805

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of Gas purchases in the Unaudited Condensed Consolidated Income Statement. As of June 30, 2008, NJRES’ portfolio of financial derivatives instruments totaled 72.4 Bcf of net short positions, with an average portfolio price of $11.60 per dth. NJRES’ portfolio at June 30, 2007 was also in a net short position, which totaled 83.0 Bcf and had an average portfolio price of $8.29 per dth. A portfolio of net short positions is subject to unrealized losses during periods of rising market prices.

NJRES had a gross loss of $18.9 million and gross margin of $46.3 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in gross margin of approximately 141 percent is due primarily to losses stemming from financial derivatives that were impacted by higher commodity market prices for natural gas. NJRES incurred realized gains of $22.4 million and unrealized losses of $38.7 million in the current fiscal period, as compared to realized and unrealized gains of $1.8 million and $53.5 million, respectively, in the prior fiscal period. These gains and losses were incurred by NJRES' portfolio mix of open financial derivative positions, which are utilized to provide an economic hedge, in order to secure a fixed price on forecasted natural gas storage injections and withdrawals. The average market price on these positions within NJRES' portfolio increased by approximately 32 percent, from $10.06 per dth as of March 31, 2008 to $13.30 per dth as of June 30, 2008, whereas during the same period in the prior fiscal year the positions experienced price decreases of approximately 9 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES had a gross loss of $33.3 million and gross margin of $29.4 million for the nine months ended June 30, 2008 and 2007, respectively. The decrease in gross margin of approximately 214 percent is due primarily to increasing market prices for natural gas, which resulted in unrealized losses on its financial instruments. The financial derivatives incurred aggregate realized gains of $26.1 million and unrealized losses of $165.8 million, respectively, for the nine months ended June 30, 2008 as compared to realized and unrealized losses of $1.2 million and $64.4 million, respectively, in the prior fiscal period. The financial derivatives that comprise NJRES' portfolios are designed to offset a majority of the commodity price risk, by providing an economic hedge for forecasted physical gas transactions. NJRES' current portfolio mix of net short financial derivatives is subject to unrealized losses during periods of rising market prices for natural gas. The average market price on the positions within NJRES' portfolio increased by approximately 77 percent, from $7.52 per dth as of September 30, 2007 to $13.30 per dth as of June 30, 2008.

As part of its lower net loss, NJRES’ state income tax benefit decreased due to a reduction in its effective state income tax, fully offset by revaluing its beginning of the fiscal year deferred tax liabilities by the lower effective state tax rate, which resulted in a benefit of approximately $1.7 million. The reduction in the rate is due to a change in the apportionment of its taxable income for state tax purposes. These changes and revaluation of deferred tax liabilities resulted in an effective tax benefit of 44.3 percent for the nine months ended June 30, 2008 as compared to an effective tax benefit of 41.1 percent for the nine months ended June 30, 2007.

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

Financial margin represents Operating revenues from the sale of natural gas less Gas purchases, and excludes the accounting impacts of unrealized gains and losses from derivative instruments and realized gains and losses of certain derivative instruments related to natural gas inventory. These accounting impacts represent the change in fair value of these financial instruments, which represent futures and swaps designed to economically hedge forecasted natural gas purchases, sales and transportation, and are primarily open positions resulting in unrealized gains or losses and settled derivative positions related to natural gas that is still included in inventory storage. These settled instruments represent realized gains and losses under GAAP, but result in economically hedging the ultimate sale of natural gas from its storage inventory. In addition, all of NJRES’ physical commodity contracts entered into after September 30, 2007 are being accounted for as derivatives, with the change in fair value recorded as an unrealized gain or loss under GAAP. Net financial earnings represent Net income excluding the accounting impacts of unrealized and realized gains and losses from these derivative instruments, after taxes.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a computation of financial margin of NJRES:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating revenues	$801,628	$476,383	$2,009,751	$1,540,558
Less: Gas purchases	820,568	430,050	2,043,051	1,511,175
Add:
Unrealized loss (gain) on derivative instruments	38,714	(53,459)	165,757	64,408
Net realized (gain) loss from derivative instruments related to natural gas inventory	(22,428)	(1,802)	(26,057)	1,158
Financial margin	$ (2,654)	$ (8,928)	$ 106,400	$ 94,949

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating (loss) income	$(25,952)	$40,158	$(48,692)	$15,587
Add:
Operation and maintenance expense	6,811	5,967	14,677	13,120
Depreciation and amortization	50	53	156	161
Other taxes	151	155	559	515
Subtotal – Gross (loss) margin	$(18,940)	$46,333	$(33,300)	$29,383
Add:
Unrealized loss (gain) on derivative instruments	38,714	(53,459)	165,757	64,408
Net realized (gain) loss from derivative instruments related to natural gas inventory	(22,428)	(1,802)	(26,057)	1,158
Financial (loss) margin	$ (2,654)	$ (8,928)	$106,400	$94,949

A reconciliation of Net (loss) income to Net financial (loss) earnings is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Net (loss) income	$(15,546)	$ 23,264	$(28,343)	$ 6,805
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	23,599	(31,117)	101,222	38,597
Realized (gain) loss from derivative instruments related to natural gas inventory, net of taxes	(13,683)	(1,062)	(15,900)	682
Net financial (loss) earnings	$ (5,630)	$ (8,915)	$ 56,979	$46,084

NJRES had a financial loss of $2.7 million and $8.9 million for the three months ended June 30, 2008 and 2007, respectively. The $6.2 million reduction in net financial losses compared with the prior fiscal period is due primarily to improved margins of $8.9 million on natural gas storage transactions that stemmed from warmer than normal weather in the Northeast market regions during the current fiscal quarter. The warmer weather prompted market prices to increase, resulting in more favorable storage spreads that averaged approximately $0.173 per dth in the current fiscal period, as compared to $0.097 per dth in the prior fiscal period. Storage withdrawal volumes were also higher during the current fiscal period, which decreased storage levels by 5.8 Bcf to an ending balance of 20.8

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bcf. Additionally, NJRES experienced higher margins on its transport capacity serving the Northeast market area during the month of June 2008, which had warmer than normal temperatures in the region. These favorable margins were the result of increased demand levels from electric cogeneration facilities, which were purchasing higher volumes of natural gas, as a fuel source, in order to accommodate their additional electric generation requirements during the month. The reduction in net financial loss was partially offset by higher losses from basis positions, which posted $3.5 million of additional losses in the current fiscal period as compared to prior fiscal period. The higher losses from basis positions were due primarily to increased demand costs of approximately $4.8 million over the prior fiscal period, that were associated with additional transport capacity acquired during the first fiscal quarter, as well as, fewer arbitrage opportunities due to overall market conditions within NJRES' business regions.

NJRES' financial margin increased $11.4 million for the nine months ended June 30, 2008, compared with the same period last fiscal year. The increase in financial margin was due primarily to the acquisition of additional transport contracts for the Northeast market region during the first quarter of fiscal 2008. The additional transport contracts enabled NJRES to transact greater volumes in the market region, which experienced favorable spreads that contributed to higher margins. The overall increase in financial margin was partially offset by lower spreads on storage assets, which decreased in the current fiscal year as compared to prior fiscal year, when during the month of February 2007, optimal pricing conditions enabled NJRES to transact a significant volume of favorable storage spreads that contributed to higher margins. The average spread on storage positions decreased from $0.710 per dth in the prior fiscal year period to $0.422 per dth in the current fiscal year period.

NJRES' Operation and maintenance expense increased by $844,000 and $1.6 million for the three and nine months ended June 30, 2008, respectively, compared with the same periods last fiscal year. The increases were due primarily to higher compensation costs as a result of higher salary and accrued incentive costs and increased accounting fees, support expenses and charitable contributions.

Contributing to greater net financial earnings is a reduction of $1.8 million in state income tax expense as a result of a reduction in NJRES’ effective state income tax rate. The reduction in the rate is due to a change in the apportionment of its taxable income for state tax purposes. The new rate also resulted in a one time current period benefit of approximately $1.7 million from the effect of revaluing its deferred tax liabilities at the beginning of the fiscal year. As a result of this state income tax rate change and the revaluation of its deferred tax liabilities, NJRES had an effective rate of 37.8 percent for the nine months ended June 30, 2008 compared with 41.1 percent for the nine months ended June 30, 2007. Excluding the $1.7 million one-time benefit, the effective tax rate was 38.9 percent.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2008	2007	2008	2007
Operating revenues	$19,344	$4,926	$38,834	$17,117
Operation and maintenance expense	$ 5,892	$5,286	$17,030	$15,839
Equity in earnings, net of tax	$ 378	$ 407	$ 1,548	$ 1,302
Net income (loss)	$ 7,802	$ (489)	$12,479	$ 231

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

The results of operations include unrealized gains (losses) associated with these derivative instruments of $10.9 million and $(3.1) million, for the three months ended June 30, 2008 and 2007, respectively, which are recorded, pre-tax, as a component of Operating revenues. On an after-tax basis, these unrealized gains (losses) are $6.4 million and $(1.9) million for the three months ended June 30, 2008 and 2007, respectively.

For the nine month period, unrealized gains (losses) associated with these derivative instruments are $17.4 million and $(2.8) million, for June 30, 2008 and 2007, respectively. On an after-tax basis, these unrealized gains (losses) are $10.2 million and $(1.6) million for the nine months ended June 30, 2008 and 2007, respectively.

Operating revenue for the three months and nine months ended June 30, 2008, increased $14.4 million and $21.7 million, respectively as compared to last fiscal year, due primarily to greater unrealized gains at NJR Energy, which were the result of an increase in average market prices, partially offset by partial settlement of these swap contracts. The portfolio of swaps is comprised primarily of long positions, which increase in value during periods of rising market prices.

Operation and maintenance expenses for the three months and the nine months ended June 30, 2008, increased $606,000 and $1.2 million, respectively compared with last fiscal year due primarily to due to higher compensation costs resulting from an increase in the number of employees as well as annual wage increases.

Taxes netted in Equity in earnings from Iroquois are $264,000 and $270,000 and are included in the Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007 taxes netted in Equity in earnings from Iroquois are $1.0 million and $863,000, respectively and are included in the Unaudited Condensed Consolidated Statements of Income. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

Net income for the three months and nine months ended June 30, 2008, increased $8.3 million and $12.2 million, respectively compared with the same periods in fiscal 2007 due primarily to the increased operating revenue at NJR Energy, as previously discussed and increased earnings from the investment in Iroquois.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:

	June 30,	September 30,
	2008	2007
Common stock equity	51%	50%
Long-term debt	38	30
Short-term debt	11	20
Total	100%	100%

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On January 23, 2008, NJR’s Board of Directors approved a 3 for 2 stock split in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008 resulting in an increase in average shares outstanding from approximately 28 million to approximately 42 million.

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares on a split adjusted basis. As of June 30, 2008, the Company repurchased approximately 5.4 million of those shares and has the ability to repurchase an additional 1.4 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of June 30, 2008, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $494.6 million available under these facilities (see Note 6. Debt in the Unaudited Condensed Consolidated Financial Statements).

NJR believes that as of June 30, 2008, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2008 and 2009 will be met through the issuance of short-term and long-term debt and proceeds and from the Company’s DRP.

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

Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of June 30, 2008, NJR’s effective rate was 2.7 percent on outstanding borrowings of $109.9 million under this credit facility.

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

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG had no commercial paper outstanding as of June 30, 2008 compared to $175.7 million as of September 30, 2007.

NJNG has a 3-year, $30 million uncommitted credit facility with a multinational financial institution. As of June 30, 2008, NJNG had no borrowings outstanding under this facility.

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018 in the private placement market pursuant to a note purchase agreement. The notes are secured until the release date (which is the date at which the security provided by the pledge under NJNG’s mortgage indenture would no longer be available to holders of any outstanding series of NJNG’s senior secured notes and such indebtedness would become senior unsecured indebtedness) by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the notes were used to refinance or retire short-term debt and will fund capital expenditure requirements.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. As of June 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined in the EDA ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of June 30, 2008, the 30-day LIBOR rate was 2.5 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.1 percent as of June 30, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the EDA ARS will have enough market liquidity to return interest rates below their maximum rate.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

As of June 30, 2008 NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of June 30, 2008.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of June 30, 2008.

(Thousands)	Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 732,750	$ 77,620	$ 61,627	$ 39,908	$553,595
Capital lease obligations (1)	87,011	8,813	18,015	18,410	41,773
Operating leases	10,039	2,913	3,672	1,489	1,965
Short-term debt (1)	109,900	109,900	—	—	—
New Jersey Clean Energy Program (1)	4,186	4,186	—	—	—
Construction obligations	2,672	2,672	—	—	—
Obligations for uncertain tax positions (1) (2)	3,130	3,130	—	—	—
Remediation expenditures (3)	105,340	19,000	17,900	10,200	58,240
Natural gas supply purchase obligations–NJNG	192,618	168,530	24,088	—	—
Demand fee commitments - NJNG	565,983	98,357	202,561	163,078	101,987
Natural gas supply purchase obligations–NJRES	972,671	676,294	296,377	—	—
Demand fee commitments - NJRES	155,790	65,729	60,308	22,525	7,228
Total contractual cash obligations	$2,942,090	$1,237,144	$684,548	$255,610	$764,788
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)
This table only includes known obligations for uncertain tax positions. See Note 11. Adoption of FIN 48 and Income Taxes, in the Unaudited Condensed Consolidated Financial Statements, for a description of all uncertain tax positions, of which the ultimate amount and timing of settlement cannot be reasonably estimated.

(3)	Expenditures are estimated

For fiscal 2008, the Company has no minimum pension funding requirements. The Company’s funding to its OPEB plans is expected to be approximately $1.5 million in fiscal 2008 and $1.1 million annually, over the next four years. Additional contributions may be made based on market conditions and various assumptions.

As of June 30, 2008, there were NJR guarantees covering approximately $443 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

As a result of an increase in the estimated total project costs of Steckman Ridge, from an original cost estimate of approximately $250 million to a revised estimate of approximately $265 million, the Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge will secure non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2008 are estimated at $81.8 million, including cash payments of $57.2 million during the nine months ended June 30, 2008.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $144.3 million for the nine months ended June 30, 2008, compared with cash flow from operations of $160.6 million for the same period in fiscal 2007. Net income was lower for the nine month period ending June 30, 2008 as compared with the same period in fiscal 2007, primarily driven by higher net unrealized losses as a result of changes in volumes and prices of derivative financial instruments. In addition, decreases in Operating cash flows are typically affected by variations in working capital, which are a function of the seasonality of NJR’s business, fluctuations in wholesale natural gas prices, management of the deferral and recovery of gas costs, and the timing of storage injections and withdrawals, as well as the collections of receivables and payments of current liabilities. The components of working capital that contributed to the decrease in operating cash flows for the nine months ended June 30, 2008 as compared with the same period in fiscal 2007 are as follows:

•
at NJRES, an increase in natural gas inventory purchases for the nine months ended June 30, 2008 at higher average prices compared with the same period in the prior fiscal year to facilitate both increased storage inventory and greater sales volumes during fiscal 2008.

•
an increase in sales volumes at NJRES of approximately 4.6 Bcf in fiscal 2008 compared to 3.2 Bcf in prior fiscal year that resulted in an increase in receivable balances as of June 30, 2008 as compared to September 30, 2007. NJRES receivable balances, which are normally fully collected within 30 days and do not have any allowance for doubtful accounts, were impacted by a 53.7 percent increase in the average sales price for the month of June 2008 as compared to June 2007, as a result of the increase in the wholesale price of natural gas;

•
an increase in broker margin balances as a result of the impact of adverse market price movements on NJRES’ short (derivatives sold as an economic hedge of forecasted sales of the underlying commodity) futures positions.

These decreases in cash were offset by:

•
at NJRES, an increase in gas purchases payable related to natural gas storage build and higher sales volumes during fiscal 2008; As of June 30, 2008, the average cost of gas inventory increased to approximately $13 per dekatherm from approximately $6 per dekatherm at the end of the prior fiscal period;

•	an increase in gas purchases payable at NJNG as a result of a slight increase in commodity purchase volumes coupled with an average price increase of 40.6 percent;

•
a decrease in LNG and underground storage volumes at NJNG, which is a result of withdrawals through the winter heating season offset by lower volumes of gas added to inventory during the current injection season compared to the amount of gas injected during the same period in fiscal 2007. The decrease in volumes were slightly offset by a 2.1 percent increase in average inventory cost; and

•	at NJNG, lower BGSS customer refunds during fiscal 2008 compared to fiscal 2007.

NJNG’s MGP expenditures are currently expected to total $22.7 million in fiscal 2008 (see Note 12. Commitments and Contingent Liabilities in the Unaudited Condensed Consolidated Financial Statements).

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

Cash flows used in investing activities totaled $74.7 million for the nine months ended June 30, 2008, compared with $94.2 million in the same period in fiscal 2007. The decrease was due primarily to a reduction in the investments in Steckman Ridge offset by increases in utility plant expenditures during fiscal 2008.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At June 30, 2008, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

On June 5, 2008, the FERC issued Steckman Ridge, LP a certificate of public convenience and necessity authorizing the ownership, construction and operation of a natural gas storage facility and associated facilities (the Steckman Ridge Project) in Bedford County, Pennsylvania.

NJR’s investment in Steckman Ridge is a strategic investment to enter the mid-stream natural gas business. This storage capacity will provide NJR the potential to diversify is revenue stream through another market-based outlet that has a consistent demand and a regulated tariff structure. NJR anticipates a portion of Steckman Ridge to be financed on a non-recourse, or project, basis and for the majority of its revenue to be secured by long-term contracts once construction of the facility is complete; however, there can be no assurances that this will occur. NJR is obligated to fund up to its maximum of $132.5 million for the construction and development of Steckman Ridge regardless of the ability of Steckman Ridge, NJR or its partner to secure non-recourse financing. Through June 30, 2008, NJR expended $71.6 million in acquisition and development costs. NJR anticipates that construction on Steckman Ridge will be completed during the first quarter of fiscal 2010.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2008.

Financing Activities

Cash flow used in financing activities totaled $48.8 million for the nine months ended June 30, 2008, compared with $65.7 million for the same period in the prior fiscal year. Financing cash flows are seasonal in nature. Cash requirements are lower as inventory levels decline toward the end of the withdrawal season. Inventory levels were lower at the end of the third quarter of fiscal 2008 compared to the same period last year resulting in a reduction in short term borrowings during fiscal 2008. This decrease in cash used was offset by payments for treasury stock of $11.0 million, of which $7.7 million is related to settled purchases made during the fourth quarter of fiscal 2007.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. NJNG is currently reviewing alternatives that include the refinancing of these bonds to eliminate any increase in interest rate risk.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 5.5 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2007 to June 30, 2008:

(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2008
NJNG	$(51,861)	$ 41,448	$19,720	$(30,133)
NJRES	89,446	(137,124)	28,845	(76,523)
NJR Energy	28,353	19,172	1,815	45,710
Total	$ 65,938	$ (76,504)	$50,380	$(60,946)

There were no changes in methods of valuations during the quarter ended June 30, 2008.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2008, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2008	2009	2010-2012	After 2012	Total Fair Value
Price based on NYMEX	$17,752	$(42,633)	$(10,555)	—	$(35,436)
Price based on other external data	(8,115)	(14,379)	(3,016)	—	(25,510)
Total	$ 9,637	$(57,012)	$(13,571)	—	$(60,946)

The following is a summary of financial derivatives by type as of June 30, 2008:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	(0.9)	$7.43 - $13.05	$ 1,827
	Swaps	(1.8)	$4.19 - $16.59	$(31,960)
NJRES	Futures	(3.0)	$7.37 - $14.07	$(13,602)
	Swaps	(71.4)	$6.74 - $18.01	$(61,708)
	Options	2.0	$7.50 - $13.25	$ (1,213)
NJR Energy	Swaps	6.0	$3.22 - $ 4.39	$ 45,710
Total				$(60,946)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2007 to  June 30, 2008:

(Thousands)	Balance September 30, 2007	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2008
NJRES	—	$13,165	$12,952	$213

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The VaR at June 30, 2008, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $600,000. The VaR with a 99 percent confidence level and a 10-day holding period was $2.5 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2008. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of June 30, 2008 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$316,307	$248,149
Noninvestment grade	7,560	—
Internally rated investment grade	12,171	4,964
Internally rated noninvestment grade	3,214	—
Total	$339,252	$253,113

NJNG’s counterparty credit exposure as of June 30, 2008 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$77,364	$63,943
Noninvestment grade	2,677	6
Internally rated investment grade	267	39
Internally rated noninvestment grade	—	—
Total	$80,308	$63,988

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

Interest Rate Risk–Long-Term Debt

As of June 30, 2008, the Company (excluding NJNG) had no variable-rate long-term debt.

As of June 30, 2008, NJNG is obligated with respect to loan agreements securing six series of auction rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of June 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.1 percent as of June 30, 2008. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

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

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company reassessed its accounting treatment and disclosures for its derivative instruments under Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities (as interpreted and amended, “SFAS 133”). As a result of this accounting assessment, the Company determined that certain of its derivative instruments have not qualified as cash flow hedges under SFAS 133 as they did not meet the definition for “critical-terms-match,” as defined under paragraph 65 of SFAS 133 and related authoritative accounting literature issued by various standard setting bodies and their related interpretations for all fiscal periods. As the Company has determined the hedging relationships did not meet the “critical-terms-match,” the related derivative instruments did not qualify as cash flow hedges and the unrealized gains or losses on the derivative instruments are required to be reflected in the Consolidated Statement of Income for each period rather than recorded in Comprehensive Income and included as a component of “accumulated other comprehensive income,” a component of Total Common Stock Equity in the Consolidated Balance Sheets, until the forecasted transaction is settled. Therefore, because of this material weakness, the Company amended and restated certain of its historical consolidated financial statements and made appropriate changes in the preparation of its consolidated financial statements for the year ended September 30, 2007, including the Unaudited Condensed Consolidated Statements of Income and of Cash flows for the nine months ended June 30, 2007. As set forth in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

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

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2007, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2008 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR’s 2007 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of NJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (2nd Quarter 10-Q) include a detailed discussion of NJR’s risk factors. These risks and uncertainties have the potential to materially affect NJR’s financial condition and results of operations. There have not been any material changes from the risk factors as previously disclosed by NJR in the 2007 Annual Report on Form 10-K and the 2nd Quarter 10-Q.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR’s Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On November 14, 2007, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1.5 million shares, bringing the total permitted repurchases to 6.8 million shares as of that date. As of June 30, 2008, the Company has 1.4 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
04/01/08 – 04/30/08	—	—	—	1,409,171
05/01/08 – 05/31/08	—	—	—	1,409,171
06/01/08 – 06/30/08	—	—	—	1,409,171
Total	—	—	—	1,409,171
 * Share data has been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.

New Jersey Resources Corporation
Part II

ITEM 5. OTHER INFORMATION

Base Rate Case and Signed Stipulation

As a result of increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the New Jersey Board of Public Utilities (BPU), on November 20, 2007, to increase base rates for delivery service by approximately $58.4 million, which includes a return on NJNG’s equity component of 11.375 percent.

On July 30, 2008, NJNG and the Department of the Public Advocate, Division of Rate Counsel signed an agreement that stipulated the principal financial terms of a settlement of its petitioned rate increase. Pending final review and approval by the BPU, NJNG would receive a revenue increase to its base rates of approximately $32.5 million, which is inclusive of an approximate $13 million impact of a change to the conservation incentive program baseline usage level, receive an allowed return on equity component of 10.3 percent, reduce its depreciation expense component from 3.0 percent to 2.34 percent, and reduce its depreciation expense by $1.6 million annually as a result of the amortization of previously recovered asset retirement obligations, all of which are expected to commence on or about October 1, 2008. A copy of the Company’s press release dated August 5, 2008 announcing this event is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

99.1	Press Release dated August 5, 2008

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

Date: August 5, 2008
By: /s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer