Form 10-K
period 2008-09-30
NEW JERSEY RESOURCES CORP
filed 2008-11-24
CIK 356309

                                    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
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
  Yes: ☒         No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ☒     Accelerated filer: ☐     Non-accelerated filer: ☐     Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: ☐         No: ☒
The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,287,148,097 based on the closing price of $31.05 per share on March 31, 2008.

The number of shares outstanding of $2.50 par value Common Stock as of November 20, 2008 was 42,120,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 21, 2009, to be filed on or about December 12, 2008, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

 *  Portions of Item 10 and Items 11-14 are Incorporated by Reference from the Proxy Statement

i

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.—Business, under the captions “Natural Gas Distribution—General;—Throughput;—Seasonality of Gas Revenues;—Gas Supply;—Regulation and Rates;—Competition”; “Energy Services”; “Retail and Other”; “Environment,” and Item 3.—“Legal Proceedings,” and in Part II including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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
•
continued volatility or seizure of the credit markets that would result in the decreased availability and access to credit at NJR to fund and support physical gas inventory purchases at NJRES, as well as negatively affect access to the commercial paper market and other short-term financing markets at NJNG to allow it to fund its commodity purchases and meet its short-term obligations as they come due;

•	the impact to the asset values and funding obligations of NJR’s pension and postemployment benefit plans as a result of a continuing downturn in the financial markets;
•	increases in borrowing costs associated with variable-rate debt;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	fluctuations in energy-related commodity prices;
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings;
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate credit worthy counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries’ operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation (NJR or the Company) is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in states from the Gulf Coast to the New England regions, including the Mid-Continent region, and Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR’s subsidiaries and businesses include:

New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 484,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company’s Natural Gas Distribution segment.

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary. It maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. Also, NJRES provides wholesale energy management services to other energy companies. NJRES comprises the Company’s Energy Services segment.

NJR also has retail and other operations (Retail and Other) , which includes the following companies:

•	NJR Energy Investments (NJREI), an unregulated affiliate that consolidates the Company’s unregulated energy-related investments . NJREI includes the following wholly owned subsidiaries:

¡
NJR Energy Holdings, including NJR Energy, which invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois); and including NJR Storage Holdings Company, which owns NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being developed with a partner in western Pennsylvania.

¡	NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

•	NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company’s unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

¡	NJR Home Services (NJRHS), a company that provides heating, ventilation and cooling (HVAC) service repair and contract services.

¡	Commercial Realty & Resources (CR&R), a company that holds and develops commercial real estate.

•
NJR Service (NJR Service), an unregulated company that provides shared administrative services, including corporate communications, financial and planning, internal audit, legal, human resources and information technology for NJR and all subsidiaries.

BUSINESS SEGMENTS

The Company operates within two reportable business segments: Natural Gas Distribution and Energy Services.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations and the Energy Services segment consists of unregulated wholesale energy operations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to approximately 484,000 customers. Its service territory encompasses 1,436 square miles, covering 104 municipalities with an estimated population of 1.4 million people.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 7,175 and 8,421 new customers and added natural gas heat and other services to another 728 and 770 existing customers in fiscal 2008 and 2007, respectively. NJNG’s current annual growth rate of approximately 1.5 percent is expected to continue with projected additions in the range of approximately 14,000 to 16,000 new customers over the next two years. This anticipated customer growth represents approximately $4.0 to $4.2 million in expected new annual utility gross margin as calculated under NJNG’s Conservation Incentive Program (CIP) tariff.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity and oil. It is estimated that, during fiscal 2009, approximately 50 percent of NJNG’s projected customer growth will consist of conversions. NJNG will also continue to pursue off-system sales and nonpeak sales as part of its overall growth strategy.

Throughput

For the fiscal year ended September 30, 2008, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$594,147	55%	40.8	41%
Commercial and other	149,177	14	9.0	9
Firm transportation	28,634	3	8.9	9
Total residential and commercial	771,958	72	58.7	59
Interruptible	11,840	1	6.4	6
Total system	783,798	73	65.1	65
Incentive programs	295,026	27	34.5	35
Total	$1,078,824	100%	99.6	100%

In fiscal 2008, no single customer represented more than 10 percent of total NJNG operating revenue.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

For reporting periods through September 30, 2006, the impact of weather on the level and timing of NJNG’s revenues, gross margin and cash flows had been mitigated by a weather-normalization clause (WNC), which provided for a revenue adjustment if the weather varied by more than one-half of 1 percent from normal. However, the WNC did not capture declines in customer usage related to customer conservation measures.

Effective October 1, 2006, the New Jersey Board of Public Utilities (BPU) authorized a three-year CIP pilot program, which decoupled the link between customer usage and NJNG’s utility gross margin, allowing NJNG to promote energy conservation measures. During the term of the pilot, the WNC was suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service-related savings achieved. It is anticipated that NJNG will file a petition in the spring of 2009 to extend its CIP or implement a similar mechanism on a permanent basis, seeking to be effective October 1, 2009.

As a result of increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for delivery service. This request is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. On October 3, 2008, the BPU approved an increase in NJNG’s base rates of $32.5 million as well as certain changes in the design of its rates (the Board Order).

For additional information regarding the CIP and the Board Order, see Management’s Discussion and Analysis—Natural Gas Distribution Operations and Note2. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG’s gas supply portfolio consists of long-term (over seven months), winter-term (for the five winter months of November through March) and short-term contracts. In fiscal 2008, NJNG purchased gas from 90 suppliers under contracts ranging from one day to four years. In fiscal 2008, NJNG purchased approximately 12.9 percent of its natural gas from Southwestern Energy Services Company. No other supplier provided more than 10 percent of NJNG’s natural gas supplies. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

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

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Texas Eastern Transmission, L.P.	470,738	Various dates between 2014 and 2023
Tennessee Gas Pipeline Co.	35,894	Various dates between 2011 and 2013
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2009 and 2014
Columbia Gas Transmission Corp.	10,000	2009
	539,163

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The pipeline companies that provide firm contract transportation service for NJNG and supply the above pipelines are ANR Pipeline Company, Iroquois Gas Transmission System, Tennessee Gas Pipeline, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG’s city gate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Texas Eastern Transmission, L.P.	94,557	2014
Transcontinental Gas Pipe Line Corp.	8,384	2010
	102,941

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily	Expiration
	deliverability (dths)
ANR Pipeline Company	39,811	2010
Dominion Transmission Corporation	103,714	Various dates between 2011 and 2012
Central NY Oil & Gas (Stagecoach)	47,065	2011
	190,590

NJNG utilizes its transportation contracts to transport gas from the ANR, Dominion and Stagecoach storage fields to NJNG’s city gates.

Peaking Supply

To manage its winter peak day demand NJNG maintains two liquefied natural gas (LNG) facilities with a combined deliverability of approximately 170,000 dths per day, which represents approximately 21 percent of its estimated peak day sendout. See Item 2. Properties–NJNG for additional information regarding the LNG storage facilities.

Basic Gas Supply Service

Wholesale natural gas prices are, by their very nature, volatile. NJNG has mitigated the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its Basic Gas Supply Service (BGSS) clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause also requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS also is designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate can be implemented upon five days’ notice to the BPU.

In March 2008, NJNG, the BPU Staff and the New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) entered into a stipulation to resolve certain matters related to NJNG’s fiscal year 2007 BGSS filing. This stipulation was approved by the BPU on May 9, 2008, and resulted in NJNG recording a non-recurring settlement charge to its BGSS costs of $300,000.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

On May 30, 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008 that would increase an average residential heating customer’s bill by approximately 18.0 percent due to an increase in the price of wholesale natural gas. Subsequent to the filing, wholesale natural gas prices moderated and on September 22, 2008, NJNG, the Staff of the BPU, and Rate Counsel signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008, the BPU approved the BGSS increase on a provisional basis, effective the date of the Board Order.

These rate changes, as well as other regulatory actions, are discussed further in Note 2. Regulation in the accompanying Consolidated Financial Statements.

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

See Note 2. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG’s rate proceedings.

Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG’s agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas is used in favor of alternate fuels in over 95 percent of new construction due to its efficiency and reliability. Natural gas prices are a function of market supply and demand, although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), approved a stipulation among various parties to fully open NJNG’s residential markets to competition, restructure its rates to segregate its BGSS and delivery (i.e., transportation) prices and expand an incentive for residential and small commercial customers to switch to transportation service. In the absence of any third party supplier, BGSS must be provided by the state’s natural gas utilities. On September 30, 2008, NJNG had 11,542 residential and 5,288 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

ENERGY SERVICES

NJRES provides unregulated wholesale energy services, including base load natural gas, peaking and balancing services, utilizing physical assets it controls through natural gas pipeline transportation and storage contracts. They also provide asset management services to customers in states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions of the United States and Canada.

NJRES views “financial margin” as its key financial measurement metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage. Financial margin excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of transactions that have not been settled. The changes in fair value of these derivative instruments represent unrealized gains and losses, and realized gains and losses associated with financial instruments economically hedging natural gas in storage and not yet sold.

NJRES incorporates the following elements to provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES’ customers. This is accomplished by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets which NJRES is able to access through its business footprint and contractual asset portfolio;

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

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in the Northeast, Gulf Coast, Mid-continent and Appalachian regions of the United States and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. In order to find the most profitable alternative to serve its various commitments, NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and storage opportunities to which it has access. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then capitalizes on changes in prices across the regions or across time periods as the basis to further improve the initial result.

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many different delivery points are readily available. For example, NJRES generates financial margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a higher future price, all within the constraints of its credit and contracts policies. By using transportation and storage services, NJRES is able to generate financial margin through pricing differences that occur over the duration of time the assets are held.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

In fiscal 2008, NJRES had one customer, Hess Corporation, who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

OTHER BUSINESS OPERATIONS

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

•
NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent equity investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that will build, own and operate an anticipated 17.7 Bcf natural gas storage facility in western Pennsylvania.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. NJR anticipates that Steckman Ridge will be placed in service during the summer of 2009. As of September 30, 2008, NJR has invested $78.7 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent, or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

•
CR&R, which holds and develops commercial real estate. In November 2006, CR&R sold approximately 15 acres of land for approximately $1.8 million, which resulted in a pre-tax gain on sale of $300,000. As the sale included a lease-back provision with NJRHS of certain portions of buildings to be constructed on the acreage, CR&R is recognizing the pre-tax gain over the 10-year term of the lease, which began in fiscal 2008.

As of September 30, 2008, CR&R’s real estate portfolio consisted of 31 acres of undeveloped land in Monmouth County, 52 acres of undeveloped land in Atlantic County and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a total net book value of $17.5 million.
The 52 acres of land in Atlantic County with a net book value of $2.1 million is under contract for sale and will be sold as undeveloped land after all approvals have been granted. Of the 31 acres of undeveloped land in Monmouth County, 5 acres with a net book value of $1.6 million are also under contract for sale and such sale is estimated to close by September 2009. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $4.5 million will be developed based on market conditions. The specific time frame for development is currently unknown; and

•	NJR Service, which provides shared administrative services to the Company and all its subsidiaries.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of three manufactured gas plant (MGP) sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. In September 2008, NJNG updated an environmental review of the MGP sites, including a review of potential liability related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from $120.7 million to $177.2 million.

NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As a result, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $120.7 million on the Consolidated Balance Sheet; however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider. See Item 3. Legal Proceedings and Note 12. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements for information with respect to environmental matters and material expenditures for the remediation of the MGP sites.

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value at September 30, 2008, of $8.2 million. These lands are regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetlands and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the amount of developable yield from CR&R’s current estimates, a write-down of the carrying value of the undeveloped land may be required.

Taking into consideration the environmental engineer’s revised estimated developable yield for undeveloped acreage, the Company does not believe that a write-down of the carrying value of the Monmouth and Atlantic counties land was necessary as of September 30, 2008.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Although the Company cannot estimate with certainty future costs of environmental compliance, which, among other factors, are subject to changes in technology and governmental regulations, the Company does not presently anticipate any additional significant future expenditure for compliance with existing environmental laws and regulations, other than for the remediation of the MGP sites discussed in Note 12. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements, which would have a material effect upon the capital expenditures, results of operations or competitive position of the Company or its subsidiaries.

EMPLOYEE RELATIONS

As of September 30, 2008, the Company and its subsidiaries employed 854 employees compared with 808 employees in fiscal year 2007. Of the total number of employees, NJNG and NJRHS had 399 and 388 and 94 and 90 union employees in 2008 and 2007, respectively. NJNG and NJHRS have collective bargaining agreements with local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2011 and the April 2010 respectively. The labor agreements cover wage increases and other benefits during the term of the agreements. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following items are available free of charge on our website at http://njr360.client.shareholder.com/sec.cfm as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission:

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	amendments to those reports

In addition, the following documents are also available free of charge on our website at http://njr360.client.shareholder.com/governance.cfm

•	Corporate governance guidelines;

•	Principal Executive Officer and Senior Financial Officers Code of Ethics;

•	NJR Code of Conduct; and

•	the charters of the following Board Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, NJ 07719.

ITEM 1A. RISK FACTORS

When considering any investment in NJR’s securities, investors should consider the following information, as well as the information contained under the caption “Forward Looking Statements,” in analyzing the Company’s present and future business performance. While this list is not exhaustive, NJR’s management also places no priority or likelihood based on their descriptions or orders of presentation.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Financial Risks

Inability of NJR and/or NJNG to access the financial markets and current conditions in the credit markets could affect management’s ability to execute their respective business plans.

NJR relies on access to both short-term and long-term credit as significant sources of liquidity for capital requirements not satisfied by its cash flow from operations. Any deterioration in NJR’s financial condition could hamper its ability to access the credit markets or otherwise obtain debt financing. Because certain state regulatory approvals may be necessary in order for NJNG to incur debt, NJNG may not be able to access credit markets on a timely basis.

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

NJR and its subsidiaries’ ability to secure short-term financing is subject to conditions in the credit markets. The recent collapse of the U.S. credit markets and the continuing flight of banks to preserve capital have led to a slowdown of lending between banks, which has trickled downstream to other businesses. A prolonged constriction of credit availability could affect management’s ability to execute NJR’s, NJRES’ and NJNG’s business plan. An inability to access capital may limitthe ability to pursue improvements or acquisitions that NJR, or its subsidiaries, may otherwise rely on for both current operations and future growth.

In addition, the credit market crisis has spread to global markets, which has led to higher London Interbank Offered Rate (LIBOR) rates, which may increase NJNG’s borrowing costs under certain variable rate debt, which has interest rates determined according to a LIBOR-based formula.

The financial services industry has been most affected by the credit market crisis. That industry’s exposure to sub-prime mortgages has resulted in the inability of some financial institutions to continue operations. Although NJRES and NJNG have strict credit risk management policies and procedures, they execute derivative transactions with financial institutions as a part of their economic hedging strategy and could incur losses associated with the inability of a financial counterparty to meet or perform under its obligations as a result of further tightening in the credit markets or their ability to access capital or post collateral.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries

The debt of NJNG is currently rated by the rating agencies Moody’s Investor Services, Inc. and Standard & Poor’s as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and of future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can still face increased borrowing costs under their credit facilities.

Additionally, lower credit ratings could adversely affect relationships with NJNG’s state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Debt covenants may impact NJR’s financial condition if triggered

NJR and NJNG’s long-term debt obligations contain financial covenants related to debt-to-capital ratios and interest coverage ratios. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration would cause a material adverse change in NJR or NJNG’s financial condition.

Continued failures in the market for auction rate securities could have a negative impact on NJNG’s financial condition

NJNG is obligated with respect to a total of six series of auction rate bonds totaling approximately $97 million (collectively, auction-rate securities or “ARS”). All of the ARS are investment grade rated by Moody’s Investor Services and Standard & Poor’s, respectively. NJNG has recently experienced several ARS failed auctions, which occur when there are not enough orders to purchase all the securities being sold at the auction. Prior to the collapse of the ARS market, Broker-dealers would bid for securities which helped prevent failed auctions. In 2008, bank liquidity tightened and banks withdrew from the auction process causing the market to fail. The result of a failed auction, which does not signify a default by NJNG, is that the ARS continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these securities develop. However, upon an auction failure, the interest rates do not reset at a market rate established at an auction, but instead reset based upon a formula contained within the ARS, otherwise known as a “maximum auction rate,” which may be materially higher than the previous auction rate. The “maximum auction rate” for the ARS is the lesser of (i) 175 percent of one-month LIBOR or (ii) either 10 percent or 12 percent per annum, as applicable to such series of the ARS. Should future auctions fail and interest rates on the ARS continue to be established at the maximum auction rate, NJNG’s average cost of borrowing could rise above historic levels, which could materially and adversely affect both NJNG’s and NJR’s cash flows, results of operations and financial condition. Although NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, NJR cannot assure that alternative sources of financing can be implemented in a timely manner.

Current market returns have had a negative impact on the return on plan assets for NJR’s pension and post-employment plans, which may require significant funding

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. As a result of this disruption in the domestic and international equity and bond markets, each of NJR’s pension and other post-employment plans had a decrease in asset values of approximately 19 percent during fiscal year 2008. This downward trend has continued during the first month of fiscal 2009. NJR is unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia. NJR currently does not have an obligation to fund these plans. Nevertheless, the funded status of these plans, and the related cost reflected in NJR’s financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of these plans may require NJR to fund obligations earlier than it had originally planned, which would have a negative impact on cash flows from operations, decrease NJR’s borrowing capacity and increase its interest expense as a result of having to fund these obligations.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

An effective system of internal control is not maintained, leading to a material weakness in internal control over financial reporting, which may result in unreliable financial statements

Section 404 of the Sarbanes-Oxley Act of 2002 requires NJR’s management to make an assessment of the design and effectiveness of internal controls. It also requires NJR’s independent registered public accounting firm to audit the design and effectiveness of these controls and to form an opinion on both management’s assessment and the effectiveness of these controls. Management’s ongoing assessment of these controls may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists. NJR’s independent public registered accounting firm may also identify control deficiencies which may lead to identification of a material weakness in internal control. As of September 30, 2008, management concluded that NJR had a material weakness in internal control over financial reporting and that, as a result, its internal control over financial reporting was not effective.

Because NJR concluded that its internal control over financial reporting is not effective and to the extent NJR identifies future weaknesses or deficiencies, NJR may not be able to produce reliable financial statements, which could result in a loss of investor confidence and a decline in its stock value. In addition, should NJR not be able to produce reliable financial statements, it could limit NJR’s and NJNG’s ability to access the capital markets.

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

Economic hedging activities of NJR designed to protect against commodity and financial market risks may cause fluctuations in reported financial results, and NJR’s stock price could be adversely affected as a result

Although NJR uses derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks, the timing of the recognition of gains or losses on these economic hedges in accordance with generally accepted accounting principles used in the United States of America (GAAP) does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

Operational Risks

NJNG’s operations are subject to certain operating risks

NJNG’s operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas. These risks include explosions, pollution, release of toxic substances, fires, storms and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. If any of these events were to occur, NJR could suffer substantial losses. Moreover, as a result, NJR has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJR maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Termination of NJNG’s CIP may lead to a decrease in earnings and cash flows

Customer conservation efforts have been increasing and as a result NJNG has seen a decrease in volumes of natural gas delivered to its customers. NJNG’s CIP has a usage component that is intended to mitigate the impact to earnings as a result of reductions in customer usage. The CIP is expected to expire on October 1, 2009 and if it is not renewed or replaced with a similar mechanism to decouple the link between customer usage and NJNG’s utility gross margin, NJNG’s results from operations and cash flows, and NJR’s results from operations and cash flows, could be adversely affected.

Changes in customer growth may affect earnings and cash flows

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the additional conversion of customers to natural gas from other fuel sources. Should there be continued weakness in the housing market or a slowdown in the conversion market, there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flows.

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

NJRES’ earnings and cash flows are dependent upon an asset optimization strategy of its physical assets using financial transactions

NJRES’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials, which in turn could affect NJRES’ earnings and cash flows. NJRES incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices change in such a way that NJRES is not able to recover these costs from its customers, the cash flows and earnings at NJRES, and ultimately NJR, could be adversely impacted.

NJRES is exposed to market risk and may incur losses in wholesale services

The commodity, storage and transportation portfolios at NJRES consist of contracts to buy and sell natural gas commodities, which are settled by physical delivery.

If the values of these contracts change in a direction or manner that NJRES does not anticipate, the value of NJRES’ portfolio could be negatively impacted. NJRES employs a value at risk (VaR) model over these portfolios. VaR is defined as the largest likely potential loss in portfolio value and is usually measured in terms of time to unwind or settle contractual positions. NJRES’ portfolio of positions as of September 30, 2008, had a VaR of $0.7 million based on a 95 percent confidence interval and employing a 1-day holding period, and $3.3 million based on a 99 percent confidence interval and employing a 10-day holding period.

Certain of these storage and transportation contracts have expired during fiscal 2008, or will be expiring in 2009, and will be renewed or replaced. To the extent that these contracts are renewed or replaced at less favorable terms, the result is likely to be a diminution of earnings contributions from NJRES in fiscal years 2009 and 2010, relative to its contributions in fiscal 2008.  These contract expirations could have a negative impact on NJR’s results of operations and cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Accounting results may not be indicative of the risks NJRES is taking or the expected economic results due to uncontemplated changes in related natural gas financial and physical instruments

Although NJRES enters into various contracts to economically hedge the value of its energy assets and operations, there can be no assurance that the hedge is operating effectively as intended and will continue to do so. Any uncontemplated change in the underlying item being hedged to that of a different or unforecasted position could result in a substantial negative impact to NJRES’ and NJR’s financial condition, statement of operations or statement of cash flows.

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

Investing through partnerships or joint ventures decreases NJR’s ability to manage risk

NJR and its subsidiaries have utilized joint ventures for certain non-regulated energy investments, including Steckman Ridge and Iroquois, and although they currently have no specific plans to do so, NJR and its subsidiaries may acquire interests in other joint ventures in the future. In these joint ventures, NJR and its subsidiaries may not have the right or power to direct the management and policies of the joint ventures, and other participants may take action contrary to their instructions or requests and against their policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and its subsidiaries. If a joint venture participant acts contrary to the interests of NJR or its subsidiaries, it could harm NJR’s financial condition, results of operations or cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a recovery mechanism to charge its customers in rates approved by the BPU, NJNG would normally charge to expense on its income statement. Primary regulatory assets that are subject to BPU approval include the underrecovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, WNC, the New Jersey Clean Energy program and pension and other postemployment plans. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG’s financial position, operations and cash flows.

NJR’s charter and bylaws may delay or prevent a transaction that stockholders would view as favorable

The certificate of incorporation and bylaws of NJR, as well as New Jersey law, contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of NJR, which may negatively affect the market price of the common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may have the effect of preventing changes in management. In addition, the board of directors is authorized to issue preferred stock without stockholder approval on such terms as the board of directors may determine. The common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, NJR is subject to the New Jersey Shareholders’ Protection Act, which could have the effect of delaying or preventing a change of control of NJR.

NJR and its subsidiaries may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of its non-regulated energy investments

Construction, development and operation of energy investments, such as natural gas storage facilities and pipeline transportation systems, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR’s energy investments will require participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could become impaired, and such impairment could have a materially adverse effect on NJR’s financial condition, results of operations or cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,660 miles of distribution main, 6,600 miles of service main, 210 miles of transmission main and approximately 497,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 dths per day. These facilities are used for peaking natural gas supply and emergencies.

NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages and gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, customer service offices in Asbury Park, Monmouth County, and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 32 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $320 million at September 30, 2008. In addition, under the terms of the Indenture, NJNG could have issued up to approximately $409 million of additional first mortgage bonds as of September 30, 2008.

All Other Business Operations

At September 30, 2008, CR&R owned 83 acres of undeveloped land of which 57 acres are under contract for sale and a 56,400-square-foot office building on 5 acres.

There are 52 acres of land in Atlantic County with a net book value of $2.1 million that is under contract for sale and will be sold as undeveloped land after all approvals have been granted. The other 5 acres of undeveloped land under contract for sale is in Monmouth County, with a net book value of $1.6 million and such sale is estimated to close by September 2009. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $4.5 million will be developed based on market conditions. The specific time frame for development is currently unknown.

As of September 30, 2008, NJRES currently leases office space in Wall Township, New Jersey and in Houston, Texas for its business activities

As of September 30, 2008, the Steckman Ridge partnership owns land and leases approximately 8,300 acres in Bedford County, Pennsylvania, where it is developing a 17.7 billion cubic foot (Bcf) natural gas storage facility with up to 12 Bcf of working gas capacity for an estimated project cost of approximately $265 million. NJR is responsible for 50 percent of the total cost. Some of the equipment to be installed on the property will include a compressor station, gathering pipelines and pipeline interconnections. Steckman Ridge is expected to be placed in service during the summer of 2009.

NJRHS leases service centers in Town of Dover, Morris County, and Farmingdale, Monmouth County, New Jersey.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis–Cash Flows for a discussion of anticipated fiscal 2009 and 2010 capital expenditures as applicable to NJR’s business segments and business operations.

New Jersey Resources Corporation
Part I

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

As of September 30, 2008, $92.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

In September 2008, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $120.7 million to $177.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $120.7 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

New Jersey Resources Corporation
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Executive Officers and their business experience, age, and office are set forth below.

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	51	1986
Executive Vice President and Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	55	2004
Executive Vice President and Chief Operating Officer, NJRES and Senior Vice President, Energy Services, NJNG	Joseph P. Shields	51	1996
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	47	1990
Senior Vice President and General Counsel	Mariellen Dugan	42	2005
Vice President, Corporate Services, NJR Service	Deborah G. Zilai	55	1996

Laurence M. Downes, Chairman of the Board, President and Chief Executive Officer

Mr. Downes has held the position of Chairman of the Board since September 1996. He has held the position of President and Chief Executive Officer since July 1995. From January 1990 to July 1995, he held the position of Senior Vice President and Chief Financial Officer.

Kathleen T. Ellis, Executive Vice President, Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing

Ms. Ellis has held the position of Senior Vice President, Corporate Affairs since December 2004 and the position of Executive Vice President and Chief Operating Officer of NJNG since February 2008. She also held the position of Senior Vice President, Corporate Affairs and Marketing of NJNG from July 2007 to February 2008. From December 2002 to November 2004, she held the position of Director of Communications for the Governor of the State of New Jersey, and from August 1998 to December 2002, she held the position of Manager of Communications and Director, State Governmental Affairs for Public Service Electric and Gas Company (PSE&G), a combined gas and electric utility company based in Newark, NJ.

Joseph P. Shields, Executive Vice President and Chief Operating Officer, NJRES and Senior Vice President, Energy Services, NJNG

Mr. Shields joined NJNG in 1983 and has been Senior Vice President, Energy Services, NJNG since January 1996. He has been Executive Vice President and Chief Operating Officer of NJRES since February 2008 and held the position of Senior Vice President at NJRES from January 1996 to February 2008. As head of the energy services business unit, he is responsible for natural gas supply acquisitions, negotiating transportation agreements and monitoring natural gas control activities as well as regulated wholesale marketing activity for NJNG.

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

New Jersey Resources Corporation
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY (Continued)

Mariellen Dugan, Senior Vice President and General Counsel

Ms. Dugan has held the position of Senior Vice President and General Counsel since February 2008. She previously held the position of Vice President and General Counsel from December 2005 to February 2008. Prior to joining NJR, from February 2004 to November 2005, she held the position of First Assistant Attorney General for the State of New Jersey, and from February 2003 to February 2004, she held the position of Chief of Staff, Executive Assistant Attorney General of the State of New Jersey. From July 1999 to January 2003, Ms. Dugan was Of Counsel to the law firm of Kevin H. Marino P.C. in Newark, NJ.

Deborah G. Zilai, Vice President, Corporate Services, NJR Service

Mrs. Zilai has held the position of Vice President, Corporate Services, NJR Service since June 2005. She joined New Jersey Resources in June 1996 after a twenty-year career at International Business Machines Corporation, where she held various management positions. Her current responsibilities include technology, human resources and supply chain management. From June 1996 to May 2005, she served as Vice President, Information Systems and Services.

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2008, NJR had 39,611 holders of record of its common stock.

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

NJR’s common stock high and low sales prices and dividends paid per share were as follows:

	2008		2007		Dividends Paid
	High	Low	High	Low	2008	2007
Fiscal Quarter
First	$34.71	$31.00	$35.44	$32.31	$0.25	$0.24
Second	$33.50	$29.22	$34.07	$30.87	$0.27	$0.25
Third	$34.63	$30.95	$37.63	$33.20	$0.28	$0.25
Fourth	$41.13	$31.68	$35.13	$30.33	$0.28	$0.25

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/08 – 07/31/08	—	—	—	1,409,171
08/01/08 – 08/31/08	—	—	—	1,409,171
09/01/08 – 09/30/08	—	—	—	1,409,171
Total	—	—	—	1,409,171

The Chief Executive Officer’s annual certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards was submitted to the NYSE in fiscal 2008.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2008	2007	2006	2005	2004

SELECTED FINANCIAL DATA
Operating Revenues	$3,816,210	$3,021,765	$3,271,229	$3,184,582	$2,545,908
Operating Expenses
Gas purchases	3,322,644	2,621,575	2,639,489	2,914,387	2,236,501
Operation and maintenance	148,384	136,601	121,384	108,441	101,118
Regulatory rider expenses	39,666	37,605	28,587	31,594	9,540
Depreciation and amortization	38,464	36,235	34,753	33,675	32,449
Energy and other taxes	65,602	62,499	58,632	56,211	49,908
Total Operating Expenses	3,614,760	2,894,515	2,882,845	3,144,308	2,429,516
Operating Income	201,450	127,250	388,384	40,274	116,392
Other income	4,368	4,294	4,725	4,814	3,864
Interest expense, net	25,811	27,613	25,669	20,474	15,395
Income before Income Taxes	180,007	103,931	367,440	24,614	104,861
Income tax provision	68,085	40,312	147,349	7,832	40,663
Equity in earnings, net of tax	1,988	1,662	1,817	1,753	1,101
Net Income	$ 113,910	$ 65,281	$ 221,908	$ 18,535	$ 65,299
Total Assets	$2,625,392	$2,230,745	$2,398,928	$2,330,248	$1,861,979

CAPITALIZATION
Common stock equity	$ 726,958	$ 644,797	$ 621,662	$ 438,052	$ 467,917
Long-term debt	455,117	383,184	332,332	317,204	315,887
Total Capitalization	$1,182,075	$1,027,981	$ 953,994	$ 755,256	$ 783,804

COMMON STOCK DATA
Earnings per share–Basic	$2.72	$1.56	$5.31	$0.45	$1.58
Earnings per share–Diluted	$2.70	$1.55	$5.27	$0.44	$1.55
Dividends declared per share	$1.11	$1.01	$0.96	$0.91	$0.87

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2008	2007	2006	2005	2004
Operating Revenues ($ in thousands)
Residential	$594,147	$584,727	$598,274	$568,324	$496,866
Commercial and other	149,177	132,113	172,465	143,211	118,326
Firm transportation	28,634	36,794	28,656	29,566	28,987
Total residential and commercial	771,958	753,634	799,395	741,101	644,179
Interruptible	11,840	7,141	12,134	14,377	9,575
Total system	783,798	760,775	811,529	755,478	653,754
Incentive programs	295,026	244,813	327,245	382,802	275,148
Total Operating Revenues	$1,078,824	$1,005,588	$1,138,774	$1,138,280	$928,902
Throughput (Bcf)
Residential	40.8	41.8	39.4	43.7	44.1
Commercial and other	9.0	9.4	10.4	11.3	10.9
Firm transportation	8.9	8.6	7.4	7.6	8.4
Total residential and commercial	58.7	59.8	57.2	62.6	63.4
Interruptible	6.4	6.5	7.2	9.7	8.9
Total system	65.1	66.3	64.4	72.3	72.3
Incentive programs	34.5	36.5	38.4	52.4	47.1
Total Throughput	99.6	102.8	102.8	124.7	119.4
Customers at Year-End
Residential	437,655	435,169	429,834	418,646	410,005
Commercial and other	29,002	28,916	28,914	28,878	27,718
Firm transportation	16,830	14,104	12,874	15,246	16,387
Total residential and commercial	483,487	478,189	471,622	462,770	454,110
Interruptible	46	45	48	47	63
Incentive programs	27	26	35	39	35
Total Customers at Year-End	483,560	478,260	471,705	462,856	454,208
Interest Coverage Ratio (1)	6.08	6.03	7.63	6.38	7.38
Average Therm Use per Customer
Residential	931	960	920	1,045	1,079
Commercial and other	5,303	5,710	5,084	5,443	5,646
Degree Days	4,399	4,481	4,367	4,927	4,810
Weather as a Percent of Normal	91%	94%	90%	102%	99%
Number of Employees	572	548	516	518	539
(1)	NJNG’s Income from Operations divided by interest expense.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 1 of this annual report and is incorporated herein, and the risk factors that may cause such differences are summarized in Item 1A beginning on page 10 and are incorporated herein.

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

The retail and other business operations (Retail and Other) includes NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, which is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; NJR Home Services (NJRHS), which provides service, sales and installation of appliances; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Net income and assets by business segment and business operations are as follows:

($ in Thousands)	2008		2007		2006
Net Income (Loss)
Natural Gas Distribution	$ 42,479	37%	$44,480	68%	$ 46,870	21%
Energy Services	71,908	63	21,298	33	188,372	85
Retail and Other	(477)	—	(497)	(1)	(13,334)	(6)
Total	$113,910	100%	$65,281	100%	$221,908	100%

($ in thousands)	2008		2007		2006
Assets
Natural Gas Distribution	$1,761,964	66%	$1,565,566	70%	$1,586,934	66%
Energy Services	689,992	25	487,482	22	714,867	30
Retail and Other	231,551	9	194,644	8	107,213	4
Total	$2,683,507	100%	$2,247,692	100%	$2,409,014	100%

New Jersey Resources Corporation
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

The change in fair value of these derivative instruments at NJRES and NJR Energy over periods of time, referred to as unrealized gains or losses, can result in substantial volatility in reported net income under generally accepted accounting principles of the United States of America (GAAP). When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. GAAP requires that when a financial instrument that is economically hedging natural gas that has been placed into inventory, but not yet sold, has been settled, the realized gain or loss associated with that settlement must be reflected currently in the income statement. While NJRES will recognize the same economic impact from the entire planned transaction, this also leads to additional volatility in NJRES’ reported earnings.

Unrealized gains and losses at NJRES and NJR Energy are the result of changes in the fair value of, financial derivative instruments as applicable, used to economically hedge future natural gas sales, purchases and transportation. Additionally NJRES records unrealized gains and losses on physical natural gas commodity contracts entered into after September 30, 2007, which are not designated as NPNS. Realized gains and losses at NJRES include the settlement of these financial derivative instruments used to economically hedge natural gas purchases in inventory that have not yet been sold as part of a planned transaction.

Included in Net income are unrealized gains (losses) in Energy Services of $1.1 million, $(17.1) million and $159.8 million, after taxes, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Also included in Net income are realized gains (losses) of $23.8 million, $(1.8) million and $0.4 million, after taxes, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is still in storage inventory.

NJR Energy records unrealized losses and gains with respect to the change in fair value of the long-term financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact.

Included in Net income above are unrealized (losses) in Retail and Other of $(4.8) million, $(4.2) million and $(16.9) million, after taxes, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably through several key initiatives including:

•
Assessing the market and timing with respect to filing for a base rate increase, which takes into account many factors including, but not limited to, earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG’s service territory.

Based upon increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for its natural gas delivery service. This base rate case filing was consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 30, 2008, NJNG and the Department of Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement that stipulated the principal financial terms of a settlement of its petitioned rate increase (Revenue Requirement stipulation). As a result, NJNG would receive a revenue increase to its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate, receive an allowed return on equity component of 10.3 percent, reduce its depreciation expense component from 3.0 percent to 2.34 percent and reduce its depreciation expense by $1.6 million annually as a result of the amortization of previously recovered asset retirement obligations. On August 14, 2008, NJNG, Rate Counsel and the Staff of the BPU signed an agreement that stipulated to changes in NJNG’s gas tariff and allocated the approximately $32.5 million revenue requirement increase amongst NJNG’s classes of services.

On October 3, 2008, the BPU unanimously approved and made effective the provisions outlined in NJNG’s Revenue Requirement stipulation in their entirety (the Rate Order).

As a result of the signed Revenue Requirement stipulation, NJNG recorded an aggregate after-tax charge in the third quarter of fiscal 2008 of approximately $1.5 million, as it determined that certain regulatory assets were no longer recoverable in future rates from customers (approximately $769,000) and changed its computation for its allowance for funds used during construction (approximately $744,000).

•
Working with the BPU and Rate Counsel, for the development of the decoupling of the impact of customer usage on utility gross margin, which has allowed for the implementation of the CIP. The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its new customer growth rate, which is expected to be approximately 1.5 percent over the next two years;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

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

In order to encourage conservation, while at the same time providing relief for its utility gross margin, the BPU approved NJNG’s use of the CIP as of October 1, 2006. The CIP is a three-year pilot program, which allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which has a return on equity component of 10.3 percent, and an evaluation of BGSS-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of September 30, 2008 and September 30, 2007, the obligation to fund these conservation programs was recorded at its present value of $864,000 and $1.4 million, respectively, on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prior to fiscal 2007, the impact of weather was mitigated by a Weather Normalization Clause (WNC), which was suspended with the commencement of the CIP. In October 2007, the BPU approved the full recovery of $8.1 million of previously deferred amounts related to the WNC. Through September 30, 2008, NJNG has recovered $7.2 million of these previously deferred amounts.

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

NJRES views “financial margin” as its key financial measurement metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and realized gains and losses associated with financial instruments economically hedging natural gas in storage and not yet sold as part of a planned transaction. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions and therefore is more representative of the overall expected economic result.

NJRES incorporates the following elements to provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES’ customers. This is done by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio;

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

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access in order to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction and the changes in prices across the regions or across time periods as the basis to further improve the initial result.

In a similar manner, NJRES participates in natural gas storage transactions where it seeks to identify pricing differences that occur over time, as prices for future delivery periods at many different delivery points are readily available. For example, NJRES generates financial margin by locking in the differential between purchasing natural gas at a low current or future price and, in a related transaction, selling that natural gas at a higher current or future price, all within the constraints of its credit and contracts policies. Through the use of transportation and storage services, NJRES is able to generate financial margin through pricing differences that occur over the duration of time the assets are held. These storage and transportation contracts have various expiration dates, and the decision to renew any of these contracts will be based on NJRES’ overall portfolio and market conditions at that time. Certain of these contracts have expired during fiscal 2008, or will be expiring in 2009, and will be renewed or replaced. To the extent that these contracts are renewed or replaced at less favorable terms, the result is likely to be a diminution of earnings contributions from NJRES in fiscal years 2009 and 2010, relative to its contributions in fiscal 2008.

NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

NJRES also participates in park-and-loan transactions with pipeline counterparties where NJRES will borrow natural gas when there is an opportunity to capture arbitrage value. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay and the resulting spread it can generate when considering the amount it will receive to sell the borrowed gas to another counterparty in relation to the cost it will incur to purchase the natural gas at a later date to return to the pipeline. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures.

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

Retail and Other Business Operations

As part of the Retail and Other business operations NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets are natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a significant growth opportunity for the Company. To that end, NJR has acquired an interest in Iroquois (regulated rate) and Steckman Ridge (anticipated market-based rate), which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses included as part of  Retail and Other  include NJRHS, which provides service, sales and installation of appliances to over 149,000 customers and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. NJR anticipates that Steckman Ridge will be placed in service during the summer of 2009. As of September 30, 2008, NJR has invested $78.7 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

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

Regulatory Accounting

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), and consequently, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses. NJNG is required under SFAS 71 to recognize the impact of regulatory decisions on its financial statements. NJNG’s BGSS requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

Derivative Instruments

Derivative activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, (SFAS 133) under which NJR records the fair value of derivatives held as assets and liabilities. NJR’s unregulated subsidiaries record changes in the fair value of its derivative instruments in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income.

New Jersey Resources Corporation
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

NJR has not designated any derivatives as fair value hedges as of September 30, 2008 and 2007.

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

Effective October 1, 2007, the Company decided to discontinue using the NPNS exception for any new physical commodity contracts entered into by NJRES. The criteria for designating contracts as normal includes an assessment of the probability of delivery at inception and throughout the term of the contract while considering certain factors such as expected future demand. NJRES will continue to enter into these contracts with the intention of physically delivering the natural gas; however, NJRES has determined that the probability of net settling these contracts for cash may be greater than had previously been experienced. As a result, commencing with contracts entered into subsequent to September 30, 2007, NJRES will treat these contracts as derivatives and record them at fair value in the Consolidated Balance Sheet, with changes in fair value being recorded as a component of Gas purchases in the Consolidated Statements of Income.

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES’ portfolio is valued using a combination of proprietary modeling methods and the most currently available market pricing and data. Broker quotes are used in cases where there is not a visible liquid market for NJRES’ physical commodity transactions. As of September 30, 2008, fair values based on NJRES’ proprietary models and broker quotes represented approximately six percent of total fair value of its derivative assets and liabilities reported in the Consolidated Balance Sheets. Should there be a significant change in model assumptions, or in the underlying market prices or data, or should certain contracts fail to meet the normal purchase normal sale scope exception of SFAS 133, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods remained consistent for fiscal years 2008, 2007 and 2006. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its counterparties. NJR determined this amount by using historical default probabilities corresponding to Standard and Poor’s issuer ratings. During the fourth quarter of fiscal 2008, NJR further adjusted its derivative assets, based on the change in a market index that tracks the credit default swaps of investment grade companies, to take into consideration the continuing deterioration in the credit markets. This resulted in an additional immaterial credit risk adjustment.

Capitalized Financing Costs

NJNG capitalizes an allowance for funds used during construction (AFUDC) as a component of Utility plant in the Consolidated Balance Sheets. AFUDC is recorded as a reduction to Interest expense in the Consolidated Statements of Income. Under regulatory rate practices and in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, NJNG fully recovers AFUDC through base rates. Effective with the Rate Order, commencing in fiscal 2009, NJNG will be allowed to recover a cost of equity component of approximately 10.3 percent as part of its AFUDC calculation. This will result in a non-cash income statement benefit that will also be capitalized as a component of Utility plant. If there is any change in this recovery amount, NJNG would record a charge for the unrecovered portion in the Consolidated Statements of Income.

New Jersey Resources Corporation
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

Where it is probable that the cost will be incurred, but the information is sufficient to establish only a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, in accordance with SFAS 71, it has recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $120.7 million on the Consolidated Balance Sheets.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2008 and 2007, $92.2 million and $85.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in Regulatory assets on the Consolidated Balance Sheet, respectively.

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

NJR’s postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 53 percent, 17 percent and 30 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in Operations and maintenance expense on the Consolidated Statements of Income.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
		Estimated	Estimated
		Increase/(Decrease)	Increase/(Decrease)
	Increase/	on PBO	to Expense
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)
Discount rate	1.00%	$(11,739)	$(1,504)
Discount rate	(1.00)%	$14,423	$ 1,521
Rate of return on plan assets	1.00%	n/a	$ (971)
Rate of return on plan assets	(1.00)%	n/a	$ 1,004

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(6,797)	$(692)
Discount rate	(1.00)%	$8,464	$ 840
Rate of return on plan assets	1.00%	n/a	$(290)
Rate of return on plan assets	(1.00)%	n/a	$ 290

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Heath care cost trend rate	1.00%	$ 8,052	$ 1,430
Health care cost trend rate	(1.00)%	$(6,571)	$(1,144)

Recently Issued Accounting Standards

For a detailed description of Recently Issued Accounting Standards see Note 1. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

Results of Operations

Consolidated

Net income increased 74.5 percent to $113.9 million in fiscal 2008 from $65.3 million in fiscal 2007 and decreased 70.6 percent in fiscal 2007 from $221.9 million in fiscal 2006. The fiscal 2008 results were $2.72 per basic share and $2.70 per diluted share, compared with the fiscal 2007 results of $1.56 per basic share and $1.55 per diluted share and fiscal 2006 results of $5.31 per basic share and $5.27 per diluted share. Changes in Net income were primarily driven by unrealized gains and (losses) at NJRES and NJR Energy. Combined unrealized gains and (losses), as well as certain realized gains and (losses) associated with inventory amounts still in storage, which were primarily due to the change in the fair market value of financial derivative instruments as a result of market conditions for the purchase and sale of natural gas, were $20.1 million, $(23.1) million, and $143.4 million, after taxes, for the years ended September 30, 2008, 2007 and 2006, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prior year basic and diluted earnings per share noted above have been retroactively adjusted to reflect NJR’s 3 for 2 common stock split on March 3, 2008.

The Company’s Operating revenues and Gas purchases for the fiscal years ended September 30, are as follows:

($ in Thousands)	2008	2007	2006
Operating revenues	$3,816,210	$3,021,765	$3,271,229
Gas purchases	$3,322,644	$2,621,575	$2,639,489

Operating revenues increased $794.4 million during the fiscal year ended September 30, 2008, compared with the prior fiscal year due primarily to an increase in transaction volume and prices at NJRES, as well as moderate increases in customer growth and greater off-system sales, partially offset by reduced customer usage at NJNG. NJRES transaction volumes increased 12 percent in fiscal 2008 over fiscal 2007 and coupled with an average 21 percent increase in prices over the corresponding period resulted in an increase in revenues of approximately $720.0 million.

The factors that resulted in the increase in revenues described above similarly affected an increase of $701.1 million in Gas purchases for the fiscal year ended September 30, 2008, respectively, as compared with the prior fiscal year. NJRES transaction volumes increased 11 percent in fiscal 2008 over fiscal 2007 and coupled with an average 20 percent increase in prices over the corresponding period, resulted in an increase in cost of sales of approximately $635.2 million.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 484,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results are as follows:

(Thousands)	2008	2007	2006
Utility Gross Margin
Operating revenues	$1,078,824	$1,005,588	$1,138,774
Less:
Gas purchases	753,249	687,201	847,276
Energy and other taxes	58,539	56,475	52,908
Regulatory rider expense	39,666	37,605	28,587
Total Utility Gross Margin	$ 227,370	$ 224,307	$ 210,003
Operation and maintenance expense	98,035	97,006	84,907
Depreciation and amortization	37,723	35,648	34,146
Other taxes not reflected in utility gross margin	3,476	3,125	2,921
Operating income	$ 88,136	$ 88,528	$ 88,029
Other income	3,460	3,468	3,448
Interest expense, net	21,277	21,182	16,456
Income tax provision	27,840	26,334	28,151
Net income	$ 42,479	$ 44,480	$ 46,870

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	2008		2007		2006
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential and commercial	$199,810	49.8	$197,547	51.2	$177,324	49.8
Transportation	19,722	8.9	17,963	8.6	24,258	7.4
Total Firm	219,532	58.7	215,510	59.8	201,582	57.2
Incentive programs	7,656	34.5	8,125	36.5	7,403	38.4
Interruptible	482	6.4	672	6.5	1,018	7.2
BPU settlement	(300)	—	—	—	—	—
Total Utility Gross Margin/Throughput	$227,370	99.6	$224,307	102.8	$210,003	102.8

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

TEFA, which is included in Energy and other taxes in the Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulatory rider expenses consist of recovery of state-mandated programs and the remediation adjustment clause costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s Operating revenues increased by $73.2 million, or 7.3 percent, and Gas purchases increased by $66.0 million, or 9.6 percent, respectively, for the fiscal year ended September 30, 2008, as compared with the fiscal year ended September 30, 2007, primarily as a result of:

•
an increase in Operating revenue and Gas purchases related to off-system sales in the amount of $49.2 million and $47.5 million, respectively, due primarily to the change in the wholesale price of natural gas. During fiscal 2008, NJNG sold 29.2 Bcf at an average price of $10.13 per Bcf compared with 32.0 Bcf at an average price of $7.54 per Bcf during fiscal 2007 in the off-system market.

•
a reduction in BGSS customer refunds provided to residential and small commercial customers of $44.3 million for Operating revenue, inclusive of sales tax refunds of $2.9 million, resulting in a reduction of $41.4 million for Gas purchases. In fiscal 2008 BGSS customer refunds were $32.1 million, as compared with $76.4 million in fiscal 2007. These customer refunds were the result of anticipated reductions in cost to acquire wholesale natural gas, compared with the established rate included in NJNG’s BGSS tariff;

•	an increase of $5.6 million in Operating revenue due to an increase of the amounts accrued through the CIP program as a result of lower customer usage and warmer weather, as described below;

•
an increase in Operating revenue and Gas purchases related to interruptible sales in the amount of $4.7 million and $4.5 million, respectively, due to an increase in sales to electric co-generation customers;

•
an increase in Operating revenue related to storage incentive revenue in the amount of $1.0 million, as a result of opportunities available in the wholesale energy market due to changing market conditions relative to established benchmarks;

•	an increase in Operating revenue related to natural gas transport in the amount of $3.2 million due to an increase in sales as a result of an increase in customers using transportation only service;

•	an increase in Gas purchases of $300,000 as a result of a non-recurring charge to the BGSS associated with a settlement agreement related to a BGSS filing for fiscal 2007 partially offset by;

•	a decrease in Operating revenue and Gas purchases of $34.9 million and $30.2 million, respectively, as a result of a decrease in firm sales due to a decline in customer usage.

NJNG’s Operating revenues decreased by $133.2 million, or 11.7 percent, and Gas purchases decreased by $160.1 million, or 18.9 percent, respectively, for the fiscal year ended September 30, 2007, as compared with the fiscal year ended September 30, 2006, primarily as a result of:

•
a decrease in Operating revenue due to BGSS customer refunds of $55.1 million and $21.3 million, inclusive of sales tax refunds of $3.6 million and $1.3 million, in December 2006 and March 2007, respectively, resulting in a reduction of $51.5 million and $19.9 million in Gas purchases, respectively, as a result of lower cost of gas purchases achieved through a successful natural gas commodity purchasing strategy and declining wholesale market prices of natural gas as compared with amounts allowed to be recovered in NJNG’s BGSS rates;

•
a decrease in off-system revenue of $81 million as well as Gas purchases as a result of a 20 percent decrease in the average off-system price of natural gas from $9.405 per dth for fiscal 2006 to $7.513 per dth for fiscal 2007 coupled with a 5 percent decrease in sales volume from 38.4 Bcf in fiscal 2006 to 36.5 Bcf in fiscal 2007;

•	a 23.5 percent decrease in the average price of natural gas to $6.758 per dth in fiscal 2007 from $8.830 per dth in fiscal 2006 for Gas purchases;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	the effect of the non-weather portion of CIP accrual totaling $8.3 million, as a result of lower customer usage per degree-day; and

•
growth in the number of residential sales customers of 5,335 from fiscal 2006 to fiscal 2007 along with an increase in the number of commercial and industrial transport customers of 595 from fiscal 2006 to fiscal 2007.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Consolidated Statements of Income, totaled $58.5 million, $56.5 million and $52.9 million in fiscal years 2008, 2007 and 2006, respectively. For the fiscal year ended September 30, 2008, sales tax increased as a result of the increase in Operating revenue, as compared with the prior fiscal year. This increase in fiscal 2007 as compared with fiscal 2006 is due primarily to the change in the sales tax rate from 6 percent to 7 percent, as applied to NJNG’s operating revenue, and was partially offset by reduced revenues, as a result of customer refunds.

Regulatory rider expenses are calculated on a per-therm basis. Regulatory rider expenses totaled $39.7 million, $37.6 million and $28.6 million in fiscal 2008, 2007, and 2006, respectively. The increase in regulatory rider expenses in fiscal 2008 is a result of an increase in the rider rate charged offset by a decrease in therms sold to customers as a result of reduced usage. The increase in regulatory rider expenses in fiscal 2007 is due primarily to an increase in the Universal Service Fund (USF) rider rate in November 2006 in conjunction with an increase in firm throughput sales as a result of customer growth.

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

Effective October 1, 2006, the BPU approved the CIP to encourage energy savings while allowing NJNG to recover the necessary costs of operations. The three-year pilot program eliminates the disincentive to promote conservation and energy efficiency, since utility gross margin is no longer directly linked to customer usage. The CIP tariff normalizes NJNG’s utility gross margin recoveries for variances not only in weather but also in other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an earnings test, which contains a return on equity component of 10.3 percent. Prior to fiscal 2007, the WNC provided for a revenue adjustment to mitigate the impact of weather to NJNG’s margin but did not address variations related to reduced customer usage, which were addressed through the implementation of the CIP.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total utility firm gross margin increased $4.0 million, or 1.9 percent, and $14.0 million, or 6.9 percent, in fiscal 2008 and 2007, respectively. The changes in fiscal 2008 were due primarily to:

•	a $1.9 million increase in residential sales service due to an increase in customer growth of 0.6 percent; and

•	a $1.8 million increase in residential and commercial transport margin due to an increase in customer growth of 16.2 percent.

The changes in utility firm gross margin for fiscal 2007 were due primarily to:
•
the effect of the CIP in the current fiscal year, which captures the impact from both weather and customer usage, when compared with the same periods in the prior fiscal year when the WNC, which did not capture the impact of lower usage per degree-day, was in effect;

•	commercial transport customer growth of 13.9 percent; and

•	residential, commercial and industrial sales customer growth of 1.2 percent.

NJNG added 7,175 and 8,421 new customers and added natural gas heat and other services to another 728 and 770 existing customers in fiscal 2008 and 2007, respectively. This customer growth represents an estimated annual increase of approximately 0.95 Bcf in sales to firm customers, assuming normal weather and usage. The decline in new customer growth was driven by the reduction in the number of residential new construction housing starts.

In fiscal 2009 and 2010, NJNG currently expects to add, in total, approximately 14,000 to 16,000 new customers. In addition, NJNG expects to convert an additional 650 existing customers per year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 1.5 percent and result in an estimated sales increase of approximately 1.07 Bcf to 1.14 Bcf, annually.

The Company believes that this growth would increase utility gross margin under its base rates as provided by the Rate Order by approximately $4.0 to $4.2 million annually, as calculated under NJNG’s CIP tariff.

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

The weather for the fiscal year ended September 30, 2008, was 8.7 percent warmer than normal, which resulted in an accrual of utility gross margin under the weather component of the CIP of $9.1 million, compared with $8.2 million in the prior fiscal year. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to a normal degree day. The weather in fiscal 2007 was 5.6 percent warmer than normal, which resulted in an accrual of utility gross margin under the weather component of the CIP of $8.2 million.

Customer usage was lower than the established benchmark during the fiscal year ended September 30, 2008, which resulted in an additional accrual of utility gross margin under the non-weather component of CIP in the amount of $13.0 million compared with $8.3 million in the prior fiscal year.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows residential and commercial customers using transportation services as of the fiscal years ended September 30:
	2008	2007	2006
Residential transport	11,542	9,229	8,594
Commercial transport	5,288	4,875	4,280
Total transport	16,830	14,104	12,874

Transportation customers increased 19.3 percent in 2008 and 9.6 percent in 2007 as a result of an increase in marketing activity by third-party natural gas service providers in NJNG’s service territory.

Utility firm gross margin from firm transportation service increased $1.8 million, or 9.8 percent, and decreased $6.3 million, or 26.0 percent, in fiscal 2008 and 2007, respectively. NJNG transported 8.9 Bcf for its firm customers in fiscal 2008, compared with 8.6 Bcf in fiscal 2007 and 7.4 Bcf in fiscal 2006. The increase in utility firm gross margin in fiscal 2008 was due primarily to an increase in the number of residential and commercial customers switching from firm sales service to firm transportation services, combined with the impact of the CIP program. The decrease in fiscal 2007 is due primarily to the customer usage being greater than the benchmark set under CIP, offset by an increase in firm residential and commercial transport services. Fiscal 2006 margin did not reflect an adjustment for customer usage.

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

The storage incentive program shares gains and losses on an 80 percent and 20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas injected into storage and a benchmark established with the purchase of a portfolio of futures contracts applicable to the April-through-October natural gas injection season, which is established by the BPU.

On October 3, 2008, the BPU approved the Rate Order, which extends the incentive programs through October 31, 2011, and provides changes to certain volume and cost limitations surrounding these incentive programs. See Note 2. Regulation.

NJNG’s incentive programs totaled 34.5 Bcf and generated $7.7 million of utility gross margin for the fiscal year ended September 30, 2008, compared with 36.5 Bcf and $8.1 million for the fiscal year ended September 30, 2007. The decrease in utility gross margin from the incentive programs was due primarily to:

•	a decrease in margin from the storage incentive program as a result of timing variations of storage incentive transactions; partially offset by

•	more favorable market spreads, which resulted in an increase in off-system sales margin.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s incentive programs totaled 36.5 Bcf and generated $8.1 million of utility gross margin in fiscal 2007, compared with 38.4 Bcf and $7.4 million of utility gross margin in fiscal 2006. Utility gross margin from incentive programs comprised 4 percent of total utility gross margin in fiscal 2007 and 2006, respectively. The increase in utility gross margin for fiscal 2007 was due primarily to higher margin from the storage incentive and FRM programs which was largely offset by lower off-system sales margin from lower volumes sold and as driven by market opportunities.

New York Mercantile Exchange (NYMEX) settlement prices for natural gas are a general indication of the monthly market movements. NYMEX prices have increased to an average of $9.040/dth for the fiscal year ended September 30, 2008, from $6.758/dth for the fiscal year ended September 30, 2007, which represents a 33.8 percent increase, while the average off-system price was higher by 34.3 percent at an average of $10.126/dth for the fiscal year ended September 30, 2008, from an average of $7.513/dth for the fiscal year ended September 30, 2007.

Interruptible and Tariff Revenues

As of September 30, 2008, NJNG serves 61 customers through interruptible sales and/or transportation tariffs. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms sold and transported to interruptible customers represented 6.4 percent of total throughput for the fiscal year ended September 30, 2008, and 6.3 percent of the total throughput during the prior fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year as a result of the natural gas commodity costs being the largest component of the sales price.

Interruptible sales were 2.0 Bcf and 1.5 Bcf in fiscal 2008 and 2007, respectively. In addition, NJNG transported 4.4 Bcf and 5.0 Bcf in fiscal 2008 and 2007, respectively, for its interruptible customers.

An agreement with the BPU approved on October 3, 2007, included the termination of the incentive programs related to interruptible sales, on-system interruptible transportation and sales to certain electric generation facilities effective November 1, 2007. This has a minimal effect on the related margin. Previously, NJNG retained 10 percent of the utility gross margin from interruptible sales and 5 percent of the utility gross margin from transportation sales, with 90 percent and 95 percent, respectively, credited to firm sales customers through the BGSS.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.0 million, or 1.1 percent, in fiscal 2008 as compared with fiscal 2007 due primarily to:

•	higher compensation costs of $5.9 million as a result of an increase in the number of employees and overtime labor as well as annual wage increases;

•	an increase of $1.5 million due primarily to an increase in NJNG’s shared services expenses, including labor costs and consulting fees related to various tax positions;

•
an increase of $1.2 million due primarily to an increase in bad debt expense as a result of the broad impacts from the U.S. economy on customers in NJNG’s service territory, based on a greater amount of outstanding receivables in excess of 150 days due; partially offset by

•	$4.0 million in settlement charges associated with the Long Branch/Mass Tort litigation case in fiscal 2007 that did not recur in fiscal 2008;

•	a $1.4 million credit as a result of adjusting accrued medical premium expenses to reflect lower costs based on actual claims paid, partially offset by increased claims; and

•	lower pipeline integrity costs of $1.4 million.

New Jersey Resources Corporation
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

Depreciation Expense

Depreciation expense increased $2.1 million in fiscal year 2008 and $1.5 million in fiscal year 2007, as compared with the respective previous fiscal years, as a result of greater utility plant being placed into service.

Operating Income

Operating income remained relatively consistent at $88.1 million and $88.5 million, respectively, for fiscal 2008 as compared with fiscal 2007, due primarily to:

•	an increase in Operation and maintenance expenses of $1.0 million, as discussed above;

•	an increase in Depreciation expense of $2.1 million, as a result of greater utility plant being placed into service; partially offset by

•	an increase in total Utility gross margin of $3.1 million, as discussed above.

Operating income increased $500,000, or 0.6 percent, in fiscal 2007 as compared with fiscal 2006, due primarily to an increase in firm utility gross margin as a result of implementation of the CIP and firm utility customer growth, offset by an increase in operation and maintenance expense and depreciation expense as described above. During fiscal 2006, the WNC did not capture reductions in customer usage, but only the variability experienced by NJNG’s utility gross margin as a result of weather fluctuations.

Interest Expense

Interest expense for fiscal 2008 remained consistent as compared with fiscal 2007. Increases in interest expense as a result of the issuance of additional fixed rate long-term debt and higher rates on variable rate long-term debt offset lower rates on commercial paper and lower BGSS interest due to the absence of overrecovered gas costs.

Interest expense increased $4.7 million in fiscal 2007 to $21.2 million from $16.5 million in fiscal 2006 due primarily to an increase in short-term borrowings and higher interest rates, as well as interest due to customers on balances associated with overrecovered gas costs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income

Net income decreased $2.0 million, or 4.5 percent, in fiscal year 2008, as compared with the prior fiscal year due primarily to lower Operating income as described above and an increase in income tax expense of approximately $1.5 million due to a one-time net after tax charge of $1.0 million related to a tax position surrounding utility property.

Net income decreased $2.4 million, or 5.1 percent, in fiscal 2007, compared with fiscal 2006, due primarily to higher Operating and maintenance expense as a result of the BPU settlement and higher labor expenses described above, as well as higher interest expense, partially offset by the implementation of the CIP and a reduction in bad debt expense.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Segment

NJRES is a non-regulated natural gas marketer and provides for the physical delivery of natural gas to its customers, while managing its exposure to the price risk associated with its natural gas commodity supply through the use of financial derivative contracts. In order to best serve its customers, which include other natural gas marketers, local distribution companies, industrial companies, electric generators and retail aggregators, and to manage the continuous changes in supply and demand that it faces in the market areas in which it participates, so that it can maximize its margins, NJRES has physical storage and transportation capacity contracts with natural gas storage facilities and pipelines. NJRES purchases natural gas predominately in the eastern United States and Canada, and transports that natural gas, through the use of its pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada.

When NJRES enters into contracts for the future delivery of physical natural gas, it simultaneously enters into financial derivative contracts at market prices to establish an initial financial margin for each of its forecasted physical commodity transactions. The financial derivative contracts also serve to protect the cash flows of the transaction from volatility in commodity prices as NJRES locks in pricing and can include futures, options, and swap contracts, which are all predominantly actively quoted on the NYMEX.

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

Accordingly, NJRES utilizes these contractual assets to optimize its opportunities to increase its financial margin by capitalizing on changes or events in the marketplace that impact natural gas demand levels. NJRES generates financial margin through three primary channels:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

	¡	NJRES can purchase gas to inject into storage and concurrently lock in gross margin with a contract to sell the natural gas at a higher price at a future date;

	¡	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price.

•	Transportation (Basis): Similary, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

¡
NJRES can utilize its pipeline capacity by purchasing natural gas at a lower price location and transporting to a higher value location. NJRES can enter into a basis swap contract, a financial commodity derivative based on the price of natural gas at two different locations, when it will lead to positive cash flows and financial margin for NJRES.

•	Daily Sales Optimization: This channel optimizes existing transport positions during short-term market price movements and benefits from locational spreads on a daily basis.

	¡	Involves increasing the financial margin on established transportation hedges by capitalizing on price movements between specific locations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Predominantly all of NJRES’ purchases and sales of natural gas result in the physical delivery of natural gas. NJRES has elected the “normal purchase normal sale” scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), for all physical commodity contracts entered into prior to October 1, 2007, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. For all physical commodity contracts entered into subsequent to September 30, 2007, NJRES has elected not to use the normal purchase normal sale scope exception of SFAS 133, and records these physical commodity contracts at fair value on the Consolidated Balance Sheets. All changes in the fair value of physical commodity contracts entered into subsequent to September 30, 2007 are recorded as part of Gas purchases in the Consolidated Statements of Income.

The changes in fair value of NJRES’ financial derivative instruments, which are financial futures, swaps and option contracts are also recognized in the Consolidated Statements of Income, as a component of Gas purchases.

NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of Gas purchases in the Consolidated Statements of Income during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of Gas purchases in the Consolidated Statements of Income.

These unrealized gains or losses from the change in fair value of unsettled financial instruments and physical commodity contracts, or realized gains or losses related to financial instruments that economically hedge natural gas inventory that has not been sold as part of a planned transaction, cause large variations in the reported gross margin and earnings of NJRES. NJRES will continue to earn the gross margin established at inception of the transaction over the duration of the forecasted transaction and may be able to capitalize on events in the marketplace that enable it to increase the initial margin; however, gross margin or earnings during periods prior to the delivery of the natural gas will not reflect the underlying economic result.

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party for a fixed period of time. These demand charges are expensed over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to five years.

NJRES’ financial results are summarized as follows:

(Thousands)	2008	2007	2006
Operating revenues	$2,714,733	$1,994,682	$2,133,540
Gas purchases (including fixed demand charges)	2,569,555	1,934,374	1,792,213
Gross margin	145,178	60,308	341,327
Operation and maintenance expense	27,384	18,521	16,415
Depreciation and amortization	206	214	211
Other taxes	1,134	660	656
Operating income	116,454	40,913	324,045
Other income	204	555	998
Interest expense, net	2,574	4,222	7,042
Income tax provision	42,176	15,948	129,629
Net income	$ 71,908	$ 21,298	$ 188,372

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of Gas purchases in the Consolidated Statements of Income.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2008, NJRES’ portfolio of financial derivative instruments was comprised of:

•	20.7 Bcf of net short futures contracts and fixed swap positions, with an average fixed price of $12.04 per dekatherm (dth);

•	46.4 Bcf of net short basis swap positions.

NJRES’ portfolio as of September 30, 2007, was comprised of:

•	28.4 Bcf of net short futures contracts and fixed swap positions, with an average fixed price of $10.79 per dth;

•	49.9 Bcf of net short basis swap positions.

NJRES had a gross margin of $145.2 million and $60.3 million for the fiscal year ended September 30, 2008 and 2007, respectively. The increase in gross margin of approximately 141 percent is primarily due to larger differentials in the current fiscal year between fixed prices or NJRES’transaction prices, and corresponding market prices for future delivery related to NJRES’ financial futures contracts and fixed swap derivatives. The differentials increased by approximately $1.74 per dth, from a gain of $2.35 per dth during fiscal 2007, to a gain of $4.09 per dth in fiscal 2008. The increase in differentials was due primarily to an increase in the fixed prices for delivery, which rose approximately 12 percent in fiscal 2008 as compared to fiscal 2007, as compared to average market price increases of approximately 6 percent that occurred during fiscal 2008 as compared to fiscal 2007.

Since NJRES’ portfolio of financial derivative instruments is comprised of net short positions, the overall higher average fixed prices resulted in unrealized and realized gains of $1.8 million and $39.3 million, respectively, for the fiscal year ended September 30, 2008, as compared with unrealized and realized losses of $(28.0) million and $(2.9) million, respectively, in the prior fiscal period. The realized gains noted above of $39.3 million in fiscal 2008 and losses of $(2.9) in fiscal 2007, resulted from the settlement of open derivative instruments that were economically hedging natural gas still in storage inventory and not yet sold.

NJRES’ gross margin in fiscal 2008 benefitted from a 46 percent decline in average market prices during the fourth quarter. Average market prices related to the financial derivatives in NJRES’ portfolio decreased from $14.64 per dth as of June 30, 2008 to $7.95 per dth as of September 30, 2008, resulting in unrealized and realized gains during the fourth quarter of $167.6 million and $13.2 million, respectively.

NJRES had gross margin of $60.3 million and $341.3 million for the fiscal years ended September 30, 2007 and 2006, respectively. The decrease in gross margin of approximately 82 percent is due to larger average price differentials between fixed prices and market prices that occurred during fiscal 2006 and resulted in unrealized gains, than during fiscal 2007 where the average pricing differential narrowed.. NJRES’ portfolio in both fiscal 2007 and 2006 was comprised of net short positions, which had pricing differentials that resulted in realized and unrealized losses of $(2.9) million and $(28.0) million, respectively, in fiscal year 2007, as compared with realized and unrealized gains of $0.7 million and $269.6 million, respectively, in fiscal year 2006.

The financial derivatives that comprise NJRES' portfolios are designed to offset the majority of any commodity price risk associated with natural gas price movements by providing an economic hedge for forecasted physical natural gas transactions. NJRES' portfolio mix of net short financial derivatives as of September 30, 2008 and 2007, is subject to unrealized losses during periods of rising market prices for natural gas and, correspondingly, unrealized gains during periods of lower market prices for natural gas. Portfolio positions are generally comprised of liquid trading points that are readily available and easily marked. The NYMEX price movements can be a general indication of the change in market value of the overall portfolio; however, the portfolio includes points that differ from the locations with quoted NYMEX prices and, due to their location, trade either above or below the NYMEX price. Average NYMEX prices as of September 30, 2008 and 2007, were $8.23 per dth and $8.07 per dth, respectively.

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a computation of financial margin of NJRES for the fiscal years ended September 30:

(Thousands)	2008	2007	2006
Operating revenues	$2,714,733	$1,994,682	$2,133,540
Gas purchases	2,569,555	1,934,374	1,792,213
Add:
Unrealized (gain) loss on derivative instruments	(1,839)	27,988	(269,590)
Net realized (gain) loss from derivative instruments related to natural gas inventory	(39,250)	2,903	(710)
Financial margin	$104,089	$91,199	$71,027

A reconciliation of Operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows for the years ended September 30:

(Thousands)	2008	2007	2006
Operating income	$116,454	$40,913	$324,045
Add:
Operation and maintenance expense	27,384	18,521	16,415
Depreciation and amortization	206	214	211
Other taxes	1,134	660	656
Subtotal – Gross margin	145,178	60,308	341,327
Add:
Unrealized (gain) loss on derivative instruments	(1,839)	27,988	(269,590)
Net realized (gain) loss from derivative instruments related to natural gas inventory	(39,250)	2,903	(710)
Financial margin	$104,089	$91,199	$71,027

A reconciliation of Net income to net financial earnings is as follows for the years ended September 30:

(Thousands)	2008	2007	2006
Net income	$71,908	$21,298	$188,372
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(1,127)	17,079	(159,838)
Realized (gain) loss from derivative instruments related to natural gas inventory, net of taxes	(23,778)	1,771	(421)
Net financial earnings	$47,003	$40,148	$28,113

NJRES generates financial margin by optimizing its portfolio of physical storage and transport capacity assets. Natural gas storage capacity is leased by NJRES from third party providers at various points located throughout the eastern United States and Canada. These storage assets provide NJRES the ability to participate in market conditions that result in favorable “time spreads,” which consists of buying or selling between different months in order to generate financial margin. Natural gas transportation capacity assets are also leased by NJRES from independent interstate pipeline operators. NJRES’ portfolio of transport capacity provides arbitrage opportunities that capture locational spreads, in generating financial margin. The locational spreads are attained when pricing differences occur between various locations.

Typically, periods of greater price volatility provide NJRES with additional opportunities to generate financial margin by optimizing its storage and transport capacity assets, and capturing their respective time or locational spreads. NJRES also generates financial margin from its daily sales optimization activities, which consists of buying/selling flowing gas on a daily basis. The combination of strategically positioned natural gas storage and transportation capacities provides NJRES with a significant amount of arbitrage opportunities that are typically more prevalent during periods of high price volatility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES' financial margin in fiscal 2008 increased $12.9 million, as compared with fiscal 2007, due primarily to the acquisition of additional transport contracts for the Northeast market region during the first quarter of fiscal 2008. The additional transport contracts enabled NJRES to transact greater volumes in the market region along with establishing more favorable locational spreads that contributed to higher margins. The average maximum daily quantity of firm transportation capacity (excluding asset management contracts) increased to 803,776 dth in fiscal 2008 from 766,403 dth in fiscal 2007.

The increase in financial margin was also due to additional arbitrage opportunities for NJRES’ daily sales optimization activities during fiscal 2008. The arbitrage opportunities were partly attributable to market price volatility that primarily benefited NJRES’ Northeast market region during the fourth quarter of fiscal 2008. Locational price fluctuations may arise from numerous factors, including severe weather patterns such as those experienced during the current fiscal year by hurricanes Ike and Gustav in the Gulf of Mexico. NJRES’ overall sales volumes increased to 292.5 Bcf during fiscal 2008 from 260.1 Bcf during fiscal 2007.

Partially offsetting the increase in financial margin from the above described activities were lower average time spreads on storage positions, which decreased to $0.372 per dth in fiscal 2008 from $0.528 per dth in fiscal year 2007. The decrease in average time spreads on storage positions is attributable primarily to pricing conditions that existed during the month of February 2007, primarily as a result of weather conditions, which enabled NJRES to transact a significant volume of withdrawals from existing storage positions that generated higher storage margins in the prior fiscal year. The current fiscal year did not experience a similar pricing event for time spreads.

NJRES’ financial margin in fiscal 2007 increased $20.2 million, as compared with fiscal year 2006, due primarily to storage positions designed to capture additional value from favorable time spreads, coupled with higher sales volumes related to arbitrage opportunities that also provided additional margins during the winter season of fiscal 2007, when natural gas market prices experienced higher volatilities within a short time period in the Appalachian and Northeast regions of the United States. The volatility in prices, which were primarily due to below-normal temperatures in those regions, primarily during the second quarter of fiscal 2007, allowed NJRES to maximize its existing natural gas storage and basis positions to secure the majority of this increase in financial margin in fiscal 2007 as compared with fiscal 2006, as it was able to maximize pricing differences between locations from where it took delivered gas to where it could best be utilized given the weather conditions.

NJRES’ Operation and maintenance (O&M) expense increased by $8.9 million and $2.1 million for the fiscal years ended September 30, 2008 and 2007, respectively. The increases in fiscal year 2008 were due primarily to an increase of $4.8 million in charitable contributions, an aggregate increase of $4.1 million for corporate services, compensation costs (as a result of higher salary and incentive costs based on performance measures), greater support expenses and increased accounting fees. In March 2008, NJRES established a physical presence near the Gulf region by opening a satellite office in Houston, Texas, which also contributed to some of the increases in compensation and support costs.

The O&M increase in fiscal year 2007 was due primarily to increased compensation as a result of operational growth, incentive costs correlated to net financial earnings performance and increased charitable contributions.

Contributing to greater net financial earnings in fiscal 2008 is a reduction of $1.8 million in state income tax expense as a result of a reduction in NJRES’ statutory state income tax rate. The reduction in the rate is due to a change in the apportionment of its taxable income for state tax purposes. The new rate also resulted in a one-time current period benefit of approximately $1.7 million from the effect of revaluing its deferred tax liabilities at the beginning of the fiscal year. As a result of this state income tax rate change and the revaluation of its deferred tax liabilities, the effective tax rate for NJRES is 36.97 percent for the fiscal year ended September 30, 2008, compared with 41.08 percent for the fiscal year ended September 30, 2007. Excluding the $1.7 million one-time benefit, the effective tax rate was 39.0 percent for the fiscal year ended September 30, 2008.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

(Thousands)	2008	2007	2006
Operating revenues	$22,850	$21,776	$(811)
Operation and maintenance expense	$23,162	$21,074	$20,062
Equity in earnings, net of tax	$1,988	$1,662	$1,817
Net loss	$(477)	$(497)	$(13,334)

NJR Energy has an economic hedge associated with a long-term fixed price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with financial derivative instruments (futures contracts) designed to economically hedge the long-term fixed-price contract.

The Income statement impact represents unrealized (losses) associated with these derivative instruments of $(8.2) million, $(7.2) million and $(28.4) for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, which are recorded, pre-tax, as a component of Operating revenues. On an after-tax basis, these unrealized (losses) are $(4.8) million, $(4.2) million and $(16.9) million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Operating revenue in fiscal year ended September 30, 2008, increased $1.4 million compared with fiscal 2007 due primarily to increased rental income of $1.0 million at CR&R as a result of an increase during the current period of office space leased in a building CR&R completed in May 2007, and $1.1 million at NJRHS due primarily to increased service contract revenue, partially offset by higher unrealized losses related to NJR Energy’s financial derivative contracts as noted above. The portfolio of swap contracts is comprised primarily of long positions, which decrease in value during periods of declining market prices. Operating revenue in fiscal 2007 increased $22.6 million compared with fiscal 2006 due primarily to lower unrealized losses at NJR Energy as a result of its economic hedge and greater sales volumes associated with installations of cooling equipment and a greater volume of service contracts at NJRHS.

Operation and maintenance expense increased by $2.1 million and $1.0 million for the fiscal years ended September 30, 2008 and 2007, respectively, due primarily to higher compensation costs resulting from annual wage increases and increased shared services expenses.

Taxes netted in Equity in earnings from Iroquois are $1.3 million, $1.1 million and $1.2 million and are included in the Consolidated Statements of Income for the fiscal years ended September 30, 2008 and 2007, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC-regulated tariffs.

Net loss in fiscal 2008 remained constant as compared with fiscal 2007. The increased operating revenue at NJRHS and CR&R, as previously discussed, and increased earnings from the investment in Iroquois were offset by the increased Operation and maintenance expenses and unrealized losses at NJR Energy. Net loss in fiscal year 2007 decreased $12.8 million compared with fiscal 2006 due primarily to lower continued unrealized losses at NJR Energy and improved operating results at NJRHS, offset partially by a reduced gain on the sale of land at CR&R.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR’s consolidated capital structure at September 30 was as follows:
	2008	2007
Common stock equity	51%	50%
Long-term debt	32	30
Short-term debt	17	20
Total	100%	100%

When netting NJR’s cash balance of $42.6 million with short-term debt as of September 30, 2008, the resulting capital ratios of common stock equity, long-term debt and short term debt are 53 percent, 33 percent and 14 percent, respectively.

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

On January 23, 2008, NJR’s Board of Directors approved a 3-for 2-stock split in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008, resulting in an increase in average shares outstanding from approximately 28 million to approximately 42 million.

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares on a split-adjusted basis. As of September 30, 2008, the Company repurchased approximately 5.4 million of those shares and has the ability to repurchase approximately 1.4 million additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of September 30, 2008, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $408.6 million available under these facilities (see Note 7. Short-term debt and credit facilities).

NJR believes that as of September 30, 2008, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries’ working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2008 and 2009 will be met through the issuance of short-term and long-term debt and proceeds and from the Company’s DRP. The recent tightening of the U.S. credit markets and the continuing flight of banks to preserve capital have led to a slowdown of lending between banks, which has trickled downstream to businesses. A prolonged constriction of credit availability could possibly affect management’s ability to borrow. The credit market crisis has spread to global markets, which has led to higher London Interbank Offered Rate (LIBOR) rates, which could also increase borrowing costs associated with NJR’s and NJNG’s variable rate debt.

NJR

On September 24, 2007, NJR issued $50 million of Unsecured Senior Notes, which were used for financing its initial investment in Steckman Ridge and general corporate purposes, including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 13, 2007, NJR refinanced its prior senior credit facility, which was scheduled to expire on December 16, 2007, into a new $325 million five-year revolving unsecured credit facility. The new credit facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the new facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. As of September 30, 2008, NJR’s effective rate was 2.46 percent on outstanding borrowings of $32.7 million under this credit facility.

Financial covenants contained in NJR’s credit facility include a maximum debt-to-total capitalization of 65 percent and minimum interest coverage ratio (the multiple of operating income over total interest cost) of 2.5. At September 30, 2008, the debt-to-total capitalization was 49 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR’s credit facility. For the year ended September 30, 2008, the interest coverage ratio, as defined in the credit facility, was 9.77.

NJR’s short-term borrowings at September 30, 2008, decreased to $32.7 million from $40.2 million at September 30, 2007.

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES’ short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES’ use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2008, NJR had two letters of credit outstanding on behalf of NJRES, which expire on December 31, 2008. A $17.0 million letter of credit was related to margin requirements for NJRES’ natural gas transactions, and a $500,000 letter of credit was for long-term natural gas storage transactions. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2009. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG’s operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and for energy tax payments, through the issuance of commercial paper and short-term bank loans.

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term expiring in December 2009. NJNG had $145.5 million in commercial paper outstanding as of September 30, 2008, compared with $175.7 million as of September 30, 2007.

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018, in the private placement market pursuant to a note purchase agreement. The notes are secured until the release date (which is the date at which the security provided by the pledge under NJNG’s mortgage indenture would no longer be available to holders of any outstanding series of NJNG’s senior secured notes, and such indebtedness would become senior unsecured

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

indebtedness) by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the notes were used to refinance or retire short-term debt and will fund capital expenditure requirements.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the securities. The interest rates associated with the NJNG’s variable-rate debt are based on the rates of the related EDA ARS. As of September 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined in the EDA ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of September 30, 2008, the 30-day LIBOR rate was 3.9 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG has a weighted average interest rate of 4.6 percent as of September 30, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the EDA ARS will have enough market liquidity to return interest rates below their maximum rate.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

In October 2006, NJRES entered into a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. As of September 30, 2008, there were no borrowings under this facility.

Sale-Leaseback

NJNG has received approximately $7.5 million, $5.5 million and $4.1 million in fiscal 2008, 2007 and 2006, respectively, related to the sale-leaseback of a portion of its gas meters. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2008.

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 715,930	$ 76,420	$ 60,291	$ 38,916	$540,303
Capital lease obligations (1)	84,077	8,813	21,810	14,065	39,389
Operating leases (1)	10,628	3,085	3,903	1,707	1,933
Short-term debt	178,200	178,200	—	—	—
New Jersey Clean Energy Program (1)	3,056	3,056	—	—	—
Construction obligations	1,538	1,538	—	—	—
Obligations for uncertain tax positions (1) (2)	6,520	6,520	—	—	—
Remediation expenditures (3)	120,730	18,580	24,720	6,000	71,430
Natural gas supply purchase obligations–NJNG	128,350	108,803	19,547	—	—
Demand fee commitments - NJNG	545,750	104,394	198,507	160,693	82,156
Natural gas supply purchase obligations–NJRES	872,063	606,428	265,635	—	—
Demand fee commitments - NJRES	142,609	61,884	56,005	18,698	6,022
Total contractual cash obligations	$2,809,451	$1,177,721	$650,418	$240,079	$741,233

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)
This table only includes known obligations for uncertain tax positions. See Note 11. Income Tax - Adoption of FIN 48, in the Consolidated Financial Statements, for a description of all uncertain tax positions, of which the ultimate amount and timing of settlement cannot be reasonably estimated.

(3)	Expenditures are estimated

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For fiscal year 2008, the Company had no minimum pension funding requirements. The Company has funded approximately $1.0 million in fiscal 2008 to its OPEB plan and expects future funding to range from $1.2 million to $1.4 million annually over the next five years. Additional contributions may be made based on market conditions and various assumptions.

As of September 30, 2008, there were NJR guarantees covering approximately $333 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

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

The Company made a discretionary $10 million tax-deductible contribution to its pension plans in fiscal 2006. The Company was not required to make minimum pension funding contributions during fiscal 2008 and 2007. If market performance is less than anticipated, additional funding may be required.

NJNG’s total capital expenditures are estimated at $77.3 million and $70.9 million in fiscal 2009 and 2010, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $132.4 million for the fiscal year ended September 30, 2008, compared with cash flow from operations of $122.4 million for fiscal year ended September 30, 2007. Net income was higher for the fiscal year ended September 30, 2008, as compared with the prior fiscal year, primarily driven by higher net unrealized gains as a result of changes in volumes and prices of financial derivative instruments. Similarly, NJR was able to improve operating cash flows during fiscal 2008 through the settlement of NJRES’ financial derivatives during periods of market price movements that were favorable to the settled contracts.

Increases in Operating cash flows are typically affected by variations in working capital, which are a function of the seasonality of NJR’s business, fluctuations in wholesale natural gas prices, management of the deferral and recovery of gas costs, and the timing of storage injections and withdrawals, as well as the collections of receivables and payments of current liabilities. During fiscal 2008, changes in the following components of working capital contributed to a decrease of $56 million in operating cash flows:

•
at NJRES, an increase in natural gas inventory balances during the current fiscal year to facilitate greater sales volumes, coupled with a 25 percent rise in the average cost of gas compared with the prior fiscal year;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
an increase in sales volumes at NJRES of approximately 5.6 Bcf in fiscal 2008 compared with 2.9 Bcf in the prior fiscal year that resulted in an increase in receivable balances as of September 30, 2008, as compared with September 30, 2007. NJRES receivable balances, which are normally fully collected within 30 days and do not have any allowance for doubtful accounts, were impacted by a 37 percent increase in the average sales price for the month of September 2008 as compared with September 2007, as a result of the increase in the wholesale price of natural gas;

•	an increase in NJNG broker margin balances which were impacted by adverse price movements on its natural gas futures contracts;

•
a change in deferred gas costs of $37.6 million at NJNG as a result of wholesale natural gas prices that were higher during fiscal 2008 in comparison to the amounts billed to customers, which included a lower BGSS rate as a result of lower estimated natural gas costs that were factored into the BGSS rates during the year; partially offset by

•
operating cash flows generated by an increase in gas purchases payables balances at NJRES as a result of a 15 percent increase in purchase activity during the month of September 2008 to accommodate higher sales volumes, coupled with a 50 percent increase in the cost of those purchases, compared with purchases during the month of September 2007.

In addition to higher net income and lower MGP expenditures, changes to the following components of working capital contributed to the increase in operating cash flows during fiscal 2007 as compared with fiscal 2006:

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

NJNG’s MGP expenditures are currently expected to total $18.58 million in fiscal 2009 (see Note 12. Commitments and Contingent Liabilities).

Investing Activities

Cash flows used in investing activities totaled $103.9 million for the fiscal year ended September 30, 2008, compared with $118.7 million in the prior fiscal year. The decrease was due primarily to a reduction in the investments in Steckman Ridge offset by increases in utility plant expenditures.

Cash flows used in investing activities totaled $118.7 million in fiscal 2007, compared with $71.0 million in fiscal 2006. The increase in fiscal 2007, as compared with fiscal 2006, was due primarily to NJR’s investment of $55.0 million in the Steckman Ridge partnership and increased capital expenditures for utility plant additions at NJNG, partially offset by the absence of the net $8.5 million deposit into a construction fund created under the EDA financing arrangement in fiscal 2006, described above.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG’s inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. As well, changes in financing cash flows have been impacted during the current and prior fiscal years by the growth and funding demands of NJRES’ gas management and marketing functions.

Cash flow generated from financing activities totaled $9.1 million for the fiscal year ended September 30, 2008, compared with $3.5 million used in the prior fiscal year. The increase was due primarily to an increase in total borrowings compared with fiscal year ended September 30, 2007, including a long-term fixed rate debt issuance of $125 million offset by payments of short-term debt of $78.3 million. In addition, financing cash flows were offset by an increase in common stock dividend payments and share repurchases.

NJR used $3.5 million in financing activities during fiscal 2007, compared with cash flows generated from financing activities of $74.0 million in fiscal 2006. The decrease in fiscal 2007 was due primarily to a reduction in short-term borrowings as a result of lower margin requirements and lower volumes held in gas inventory at NJRES, partially offset by refinancing of short-term borrowings through a long-term debt issuance of $50 million at NJR, as well as a reduction in the amount of share repurchases.

The Company’s capital expenditures for fiscal 2006 through fiscal 2008 and projected capital requirements for fiscal years 2009 and 2010 are as follows:

(Thousands)	2010	2009	2008	2007	2006
Natural Gas Distribution	$70,904	$77,332	$80,131	$67,937	$60,559
Energy Services	200	200	86	—	244
Retail and Other	700	700	1,031	2,777	5,490
Total	$71,804	$78,232	$81,248	$70,714	$66,293

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to decrease in fiscal 2009 and 2010 when compared with the capital spending in fiscal 2008, due primarily to the completion, in fiscal 2008, of a project to replace certain portions of transmission main in NJNG’s service territory in conjunction with its pipeline integrity program.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At September 30, 2008, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land. In fiscal 2008 and fiscal 2007, capital expenditures of $0.4 million and $2.8 million, respectively, were primarily related to CR&R’s construction of the 56,400-square-foot office building.

NJR’s investment in Steckman Ridge is a strategic investment to enter the mid-stream natural gas business. This storage capacity will provide NJR the potential to diversify is revenue stream through another market-based outlet that has a consistent demand and a regulated tariff structure. NJR anticipates a portion of Steckman Ridge to be financed on a non-recourse, or project, basis and for the majority of its revenue to be secured by long-term contracts once construction of the facility is complete and it is fully contracted; however, there can be no assurances that this will occur. NJR is obligated to fund up to its maximum of $132.5 million for the construction and development of Steckman Ridge regardless of the ability of Steckman Ridge, NJR or its partner to secure non-recourse financing. Through September 30, 2008, NJR expended $78.7 million in acquisition and development costs. NJR anticipates that Steckman Ridge will be placed in service during the summer of 2009.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2009.

New Jersey Resources Corporation
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

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and for future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could still face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010, to sell remaining volumes of approximately 4.9 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of commodity derivatives from September 30, 2007, to September 30, 2008:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	September 30,
(Thousands)	2007	Market Value	Settled	2008
NJNG	$(51,861)	$21,424	$19,173	$(49,610)
NJRES	89,446	42,651	42,526	89,571
NJR Energy	28,353	(6,975)	1,188	20,190
Total	$ 65,938	$57,100	$62,887	$ 60,151

There were no changes in methods of valuations during the year ended September 30, 2008.

The following is a summary of fair market value of commodity derivatives at September 30, 2008, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$58,688	$(3,211)	$(14)	—	$55,463
Price based on other external data	4,242	446	—	—	4,688
Total	$62,930	$(2,765)	$(14)	—	$60,151

The following is a summary of commodity derivatives by type as of September 30, 2008:

		Volume	Price per	Amounts included
		Bcf	Mmbtu	in Derivatives (Thousands)
NJNG	Futures	21.2	$ 7.16 - $12.85	$ (5,024)
	Swaps	(2.7)	$ 4.19 - $13.99	(48,487)
	Options	9.2	$ 8.25 - $11.00	3,901
NJRES	Futures	(2.2)	$ 7.06 - $14.40	25,450
	Swaps	(64.9)	$ 4.63 - $14.45	62,641
	Options	—	$10.25 - $13.25	1,480
NJR Energy	Swaps	5.3	$ 3.38 - $ 4.41	20,190
Total				$60,151

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2007 to September 30, 2008:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	September 30,
(Thousands)	2007	Market Value	Settled	2008
NJRES	—	$26,441	$24,727	$1,714

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

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The VaR at September 30, 2008, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $732,000. The VaR with a 99 percent confidence level and a 10-day holding period was $3.3 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2008. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of September 30, 2008, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$240,326	$201,040
Noninvestment grade	4,752	—
Internally rated investment grade	17,952	5,615
Internally rated noninvestment grade	3,180	—
Total	$266,210	$206,655

NJNG’s counterparty credit exposure as of September 30, 2008, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$12,903	$11,275
Noninvestment grade	325	4
Internally rated investment grade	21	21
Internally rated noninvestment grade	—	—
Total	$13,249	$11,300

New Jersey Resources Corporation
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

Interest Rate Risk–Long-Term Debt

At September 30, 2008, the Company (excluding NJNG) had no variable-rate long-term debt.

As of September 30, 2008, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of September 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company’s utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions where appropriate.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of New Jersey Resources Corporation (NJR or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in an Internal Control Integrated Framework. Management believes that it has remediated its previously reported material weakness, primarily as a result of a current year change whereby the Company no longer designates its commodity derivatives as hedges such that the controls necessary to properly apply hedge accounting are no longer required.

During the fourth quarter of fiscal 2008, the Company identified a material weakness in internal control over financial reporting and, based on the criteria set forth by COSO, concluded that the Company’s internal control over financial reporting was not effective as of and for the fiscal year ended September 30, 2008. In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2008, the Company identified an immaterial error in the recording of certain physical natural gas transactions, which were not recorded at the appropriate fair value during the interim quarters ended March 31, 2008 and June 30, 2008, as they were valued at an incorrect price. Controls were not designed properly or operating effectively to prevent or detect these pricing errors. Natural gas prices are volatile and it is reasonably possible that the volume of these transactions could have been larger during any interim period or for the fiscal year ended September 30, 2008. The Company concluded that it was reasonably possible that this control weakness could have resulted in a material error in its Consolidated Financial Statements had the volume of these transactions been larger.

A “material weakness,” as defined by the Public Company Accounting Oversight Board (PCAOB) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, which appears herein.

November 21, 2008

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, capitalization, common stock equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedules listed in the Index in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 21, 2008

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited New Jersey Resources Corporation’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company improperly recorded the fair value of certain physical natural gas contracts during the quarters ended March 31, 2008 and June 30, 2008. The Company’s controls were not designed properly or operating effectively to prevent or detect these pricing errors. Natural gas prices are volatile and it is reasonably possible that the volume of these transactions could have been larger during any 2008 interim period or for the fiscal year ended September 30, 2008. The Company concluded that it was reasonably possible that this control weakness could have resulted in a material error in its financial statements had the volume of these transactions been larger. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2008 of the Company and our report dated November 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 21, 2008

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Thousands)
Fiscal Years Ended September 30,	2008	2007	2006

OPERATING REVENUES	$3,816,210	$3,021,765	$3,271,229

OPERATING EXPENSES
Gas purchases	3,322,644	2,621,575	2,639,489
Operation and maintenance	148,384	136,601	121,384
Regulatory rider expenses	39,666	37,605	28,587
Depreciation and amortization	38,464	36,235	34,753
Energy and other taxes	65,602	62,499	58,632
Total operating expenses	3,614,760	2,894,515	2,882,845

OPERATING INCOME	201,450	127,250	388,384

Other income	4,368	4,294	4,725
Interest expense, net	25,811	27,613	25,669
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	180,007	103,931	367,440

Income tax provision	68,085	40,312	147,349
Equity in earnings of affiliates, net of tax	1,988	1,662	1,817

NET INCOME	$ 113,910	$ 65,281	$ 221,908

EARNINGS PER COMMON SHARE
BASIC	$2.72	$1.56	$5.31
DILUTED	$2.70	$1.55	$5.27

DIVIDENDS PER COMMON SHARE	$1.11	$1.01	$0.96

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,878	41,855	41,793
DILUTED	42,176	42,113	42,122

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,910	$ 65,281	$ 221,908
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss(gain) on derivative instruments, net of tax	3,683	22,910	(148,324)
Depreciation and amortization	39,367	36,536	35,054
Impairment charge	—	4,000	—
Deferred income taxes	17,085	17,762	(11,896)
Manufactured gas plant remediation costs	(18,958)	(20,171)	(22,346)
Gain on asset sales	—	—	(617)
Equity in earnings from investments, net of distributions	(52)	(556)	1,556
Cost of removal – asset retirement obligations	(969)	(880)	—
Contributions to employee benefit plans	(1,014)	(685)	(13,690)
Changes in:
Components of working capital	(56,186)	(32,135)	(107,204)
Other noncurrent assets	(4,591)	23,707	(20,721)
Other noncurrent liabilities	40,093	6,637	43,287
Cash flows from (used in) operating activities	132,368	122,406	(22,993)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(72,329)	(60,747)	(53,060)
Real estate properties and other	(1,117)	(2,777)	(5,734)
Cost of removal	(6,833)	(6,310)	(7,499)
Investments in equity investees	(23,662)	(54,978)	—
Withdrawal from (investment in) restricted cash construction fund	—	4,300	(8,500)
Proceeds from asset sales and available for sale investments	—	1,792	3,747
Cash flows used in investing activities	(103,941)	(118,720)	(71,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,028	18,515	25,346
Proceeds from long-term debt	125,000	49,850	35,800
Tax benefit from stock options exercised	630	1,761	6,791
Proceeds from sale-leaseback transaction	7,485	5,482	4,090
Payments of long-term debt	(5,565)	(4,031)	(24,276)
Purchases of treasury stock	(11,039)	(9,024)	(40,883)
Payments of common stock dividends	(45,201)	(41,869)	(39,446)
Net (payments) proceeds from short-term debt	(78,279)	(24,221)	106,600
Cash flows from (used in) financing activities	9,059	(3,537)	74,022
Change in cash and temporary investments	37,486	149	(20,017)
Cash and temporary investments at beginning of year	5,140	4,991	25,008
Cash and temporary investments at end of year	$ 42,626	$ 5,140	$ 4,991
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(93,796)	$ 5,306	$ 96,769
Inventories	(39,458)	68,727	(250,765)
Deferred gas costs	(37,577)	7,873	38,759
Gas purchases payable	97,180	(79,543)	(3,107)
Prepaid and accrued taxes, net	767	(16,160)	6,808
Accounts payable and other	(1,117)	9,152	(3,294)
Restricted broker margin accounts	(15,003)	19,411	(18,437)
Customers’ credit balances and deposits	36,195	(33,698)	37,738
Other current assets	(3,377)	(13,203)	(11,675)
Total	$(56,186)	$ (32,135)	$(107,204)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$25,877	$26,403	$22,186
Income taxes	$28,763	$52,549	$38,101

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2008	2007

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,366,237	$1,299,445
Real estate properties and other, at cost	29,808	28,793
	1,396,045	1,328,238
Accumulated depreciation and amortization	(378,759)	(357,367)
Property, plant and equipment, net	1,017,286	970,871

CURRENT ASSETS
Cash and temporary investments	42,626	5,140
Customer accounts receivable
Billed	227,132	132,444
Unbilled revenues	9,417	8,895
Allowance for doubtful accounts	(4,580)	(3,166)
Regulatory assets	51,376	24,634
Gas in storage, at average cost	478,549	439,168
Materials and supplies, at average cost	5,110	5,033
Prepaid state taxes	37,271	28,034
Derivatives, at fair value	208,703	138,986
Broker margin account	41,277	12,345
Other	12,785	8,353
Total current assets	1,109,666	799,866

NONCURRENT ASSETS
Investments in equity investees	115,981	86,743
Regulatory assets	340,670	312,369
Derivatives, at fair value	24,497	44,306
Restricted cash construction fund	4,200	4,200
Other	13,092	12,390
Total noncurrent assets	498,440	460,008
Total assets	$2,625,392	$2,230,745

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2008	2007

CAPITALIZATION
Common stock equity	$726,958	$644,797
Long-term debt	455,117	383,184
Total capitalization	1,182,075	1,027,981

CURRENT LIABILITIES
Current maturities of long-term debt	60,119	4,338
Short-term debt	178,200	256,479
Gas purchases payable	315,516	218,336
Accounts payable and other	61,735	64,386
Dividends payable	11,776	10,633
Deferred and accrued taxes	24,720	9,031
Regulatory liabilities	—	9,583
New Jersey clean energy program	3,056	8,832
Derivatives, at fair value	146,320	79,243
Broker margin account	29,072	15,143
Customers’ credit balances and deposits	63,455	27,262
Total current liabilities	893,969	703,266

NONCURRENT LIABILITIES
Deferred income taxes	239,703	216,258
Deferred investment tax credits	7,192	7,513
Deferred revenue	9,090	9,806
Derivatives, at fair value	25,016	38,085
Manufactured gas plant remediation	120,730	105,340
Postemployment employee benefit liability	52,272	25,743
Regulatory liabilities	63,419	61,270
New Jersey clean energy and conservation incentive programs	864	3,992
Asset retirement obligation	24,416	23,895
Other	6,646	7,596
Total noncurrent liabilities	549,348	499,498
Total capitalization and liabilities	$2,625,392	$2,230,745

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands, except share amounts)
September 30,			2008	2007

COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2008–43,439,329; 2007–43,213,180			$ 108,599	$ 73,356
Premium on common stock			237,001	261,438
Accumulated other comprehensive income (loss), net of tax			(2,714)	(931)
Treasury stock at cost and other; shares 2008–1,381,735; 2007–1,601,518			(65,564)	(69,948)
Retained earnings			449,636	380,882
Total Common stock equity			726,958	644,797

LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds:		Maturity date:
6.27%	Series X	November 1, 2008	30,000	30,000
Variable	Series AA	August 1, 2030	25,000	25,000
Variable	Series BB	August 1, 2030	16,000	16,000
6.88%	Series CC	October 1, 2010	20,000	20,000
Variable	Series DD	September 1, 2027	13,500	13,500
Variable	Series EE	January 1, 2028	9,545	9,545
Variable	Series FF	January 1, 2028	15,000	15,000
Variable	Series GG	April 1, 2033	18,000	18,000
5%	Series HH	December 1, 2038	12,000	12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	—
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation–Buildings		June 1, 2021	26,371	27,063
Capital lease obligation–Meters		October 1, 2012	34,020	30,614
Less: Current maturities of long-term debt			(35,119)	(4,338)
Total New Jersey Natural Gas long-term debt			405,117	308,184
New Jersey Resources
3.75% Unsecured senior notes		March 15, 2009	25,000	25,000
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
Less: Current maturities of long-term debt			(25,000)	—
Total New Jersey Resources long-term debt			50,000	75,000
Total Long-term debt			455,117	383,184
Total Capitalization			$1,182,075	$1,027,981

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

			Premium	Accumulated
			on	Other	Treasury
	Number of	Common	Common	Comprehensive	Stock	Retained
(Thousands)	Shares	Stock	Stock	(Loss) Income	and Other	Earnings	Total
Balance at September 30, 2005	41,319	$105,324	$188,515	$(7,222)	$(24,840)	$176,275	$438,052
Net income						221,908	221,908
Other comprehensive income				9,964			9,964
Common stock issued under stock plans	1,611	2,288	22,994		6,277		31,559
Tax benefits from stock plans			6,791				6,791
Cash dividend declared						(40,136)	(40,136)
Treasury stock and other	(1,492)				(46,476)		(46,476)
Balance at September 30, 2006	41,438	107,612	218,300	2,742	(65,039)	358,047	621,662
Net income						65,281	65,281
Other comprehensive income				491			491
Adjustment to initially adopt SFAS No. 158, net of tax				(4,164)			(4,164)
Common stock issued under stock plans	684	611	6,510		11,408		18,529
Tax benefits from stock plans			1,761				1,761
Cash dividend declared						(42,446)	(42,446)
Treasury stock and other	(510)				(16,317)		(16,317)
Balance at September 30, 2007	41,612	108,223	226,571	(931)	(69,948)	380,882	644,797
Net income						113,910	113,910
Other comprehensive (loss)				(4)			(4)
Adjustment for SFAS No. 158, net of tax				(1,779)			(1,779)
Common stock issued under stock plans	555	376	9,800		6,212		16,388
Tax benefits from stock plans			630				630
Adjustment to initially
adopt FIN 48						1,188	1,188
Cash dividend declared						(46,344)	(46,344)
Treasury stock and other	(109)				(1,828)		(1,828)
Balance at September 30, 2008	42,058	$108,599	$237,001	$(2,714)	$(65,564)	$449,636	$726,958

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
September 30,	2008	2007	2006
Net income	$113,910	$65,281	$221,908

Unrealized gain on investments in equity investees, net of tax of $(82), $(456) and $(184), respectively	118	634	267
Net unrealized (loss) on derivatives, net of tax of $81, $98 and $341, respectively	(122)	(143)	(496)
Minimum pension liability adjustment, net of tax of $—, $— and $(7,113), respectively	—	—	10,193
Other comprehensive (loss) income	(4)	491	9,964

Comprehensive income	$113,906	$65,772	$231,872

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

New Jersey Resources Corporation (NJR or the Company) has two principal subsidiaries and operates two reportable business segments. New Jersey Natural Gas (NJNG), the Company’s principal utility subsidiary, is a public utility that provides natural gas utility service to approximately 484,000 retail customers in central and northern New Jersey and comprises the Natural Gas Distribution segment. NJNG is subject to rate regulation by the New Jersey Board of Public Utilities (BPU).

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary that maintains and trades a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services to customers from states in the Gulf Coast and Mid-Continent regions to the New England region and Canada. NJRES comprises the Energy Services segment.

Other subsidiaries of the Company, all of which comprise the Company’s retail and other operations (Retail and Other), include NJR Energy, which invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, L.P. (Iroquois), a 412-mile interstate natural gas pipeline which connects from the northern New York border with Canada to Long Island, NY; NJR Storage Holdings, which holds the Company’s 50 percent interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being developed with a partner in western Pennsylvania; NJR Home Services (NJRHS), which provides heating ventilation and cooling (HVAC) service repair and contract services. Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service (Service), which provides shared administrative services.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries that are controlled through a majority voting interest. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it can absorb a majority of expected losses or returns and if the consolidation guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities–an interpretation of ARB No. 51 (FIN 46(R)) applies. NJR does not have any investments in any variable interest entities.

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

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU. In accordance with the ratemaking process, NJNG is required to follow Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71) and, as a result, the accounting principles applied by NJNG differ in certain respects from those applied by unregulated businesses.

Gas in Storage

Gas in storage is reflected at average cost in the Consolidated Balance Sheets, and represents natural gas and liquefied natural gas that will be utilized in the ordinary course of business.

The following table summarizes Gas in storage by company as of September 30,

	2008		2007
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$189,828	22.1	$191,460	23.0
NJRES	288,721	27.6	247,708	28.9
Total	$478,549	49.7	$439,168	51.9

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to five years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. The following table summarizes the demand charges paid by company, which are included as a component of Gas purchases in the Consolidated Statements of Income:

(Millions)	2008	2007	2006
NJRES	$117.0	$132.9	$109.8
NJNG	73.9	73.9	83.0
Total	$190.9	$206.8	$192.8

NJNG recovers its costs associated with demand fees as part of its wholesale gas commodity component of its Basic Gas Supply Service (BGSS), a component of its tariff.

Derivative Instruments

Derivative instruments associated with natural gas commodity contracts are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133), under which NJR records the fair value of derivatives held as assets and liabilities. Certain of the Company’s commodity contracts meet the scope exception of SFAS 133, while its financial contracts, such as futures, options and swaps, are considered derivative instruments. NJR’s unregulated subsidiaries record changes in the fair value of its derivatives in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income.

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

See Note 3. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

NJNG’s derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets in accordance with SFAS 71.

NJR has not designated any derivatives as fair value hedges as of September 30, 2008 and 2007.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Revenues

Revenues from the sale of natural gas to customers of NJNG are recognized in the period that gas is delivered and consumed by customers, including an estimate for unbilled revenue.

Unbilled revenues are associated solely with NJNG. Natural gas sales to individual customers are based on their meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading is estimated, and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on monthly send-out amounts, estimated customer usage by customer type, weather effects, unaccounted-for gas and the most recent rates.

Certain NJRES commodity contracts for physical delivery of natural gas entered into prior to September 30, 2007 fall within the “normal purchase normal sale” scope exception of SFAS 133 (NPNS or normal) . The NPNS scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as NPNS and the related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. Certain derivative instruments at NJRES and NJR Energy (encompassing financial futures, options or swaps) are designed to economically hedge the cash flows of a forecasted transaction. These derivative instruments and commodity contracts where NJRES does not elect the NPNS exception are recorded at fair value on the Consolidated Balance Sheet, and any change in the fair value is included as a component of Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income.

NJNG has elected and continues to elect the NPNS scope exception related to its off-system sales of natural gas. Derivative instruments at NJNG are recorded at fair value on the Consolidated Balance Sheets with corresponding changes in fair value also being recorded on the Consolidated Balance Sheets as regulatory assets or liabilities.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term.

Gas Purchases

NJNG’s tariff includes a component for BGSS, which is designed to allow NJNG to recover the commodity cost of natural gas through rates charged to its customers and is normally revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in rates through levelized monthly charges to customers. Any underrecoveries or overrecoveries are deferred and, subject to BPU approval, reflected in the BGSS in subsequent years.

NJRES’ gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, as well as realized gains and losses of settled derivative instruments and unrealized gains and losses on the change in fair value of financial derivative instruments that have not yet settled.

Income Taxes

The Company computes income taxes using the liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. See Note 11. Income Taxes.

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $4.6 million in fiscal 2008, $3.2 million in fiscal 2007 and $1.1 million in fiscal 2006 with average interest rates of 4.7 percent, 5.4 percent and 4.7 percent, respectively. Allowance for Funds used during Construction (AFUDC) included in Utility plant related to NJR’s regulated subsidiary, as well as capitalized interest related to real estate properties and other and Investments in equity investees on the Consolidated Balance Sheets, and reflected in the Consolidated Statements of Income as a reduction to Interest expense, net, are as follows:

	September 30,
($ in thousands)	2008	2007	2006
AFUDC – Utility plant	$1,129	$1,259	$1,068
Weighted average interest rates	4.80%	5.36%	4.69%

Capitalized interest – Real estate properties and other	$79	$263	n/a
Weighted average interest rates	3.70%	5.45%	n/a

Capitalized interest – Investments in equity investees	$3,355	$1,687	n/a
Weighted average interest rates	5.70%	5.41%	n/a

The AFUDC amounts shown in the table above for fiscal year ended September 30, 2008, 2007 and 2006, represent an interest cost component only, as agreed to in NJNG’s signed stipulation with Rate Counsel as discussed in Note 2. Regulation – October Rate Order. Commencing in fiscal 2009, as a result of the October 3, 2008, final Rate Order issued by the BPU, NJNG will be allowed to recover a cost of equity component in its AFUDC calculation.

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 4. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include NJCEP, RAC and USF expenditures. See Note 2. Regulation. Accordingly, Other income included $2.6 million, $3.0 million and $2.5 million of deferred interest related to these SBC program costs in fiscal 2008, 2007 and 2006, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Income as follows:

	September 30,
(Millions)	2008	2007	2006
Sales Tax	$51.0	$48.7	$45.5
TEFA	8.4	8.5	8.1
Total	$59.4	$57.2	$53.6

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with original maturities of three months or less are considered cash equivalents.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Utility Plant and Depreciation

Regulated property, plant and equipment are stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, allowance for capitalized interest and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 3.04 percent of average depreciable property in fiscal 2008, 3.02 percent in fiscal 2007 and 3.03 percent in fiscal 2006. Pursuant to the final October 3, 2008, rate order, commencing in fiscal 2009, the BPU has lowered the depreciation amount to be charged in rates to 2.34 percent for NJNG. Note 2. Regulation – October Rate Order.

Property classifications and estimated useful lives, as of September 30, 2008 and 2007, are as follows:

Property Classifications	Estimated Useful Lives
Distribution Facilities	31 to 63 years
Transmission Facilities	42 to 62 years
Storage Facilities	36 to 47 years
All other property	5 to 35 years

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

In the fourth quarter of fiscal 2007, NJNG signed a stipulation with the BPU and Rate Counsel, which resulted in the disallowance of certain costs that had previously been deferred as recoverable pursuant to a regulatory rider associated with the remediation of a former manufactured gas plant site. The pre-tax charge of $4 million is reflected as a component of Operations and maintenance expense in the Consolidated Statements of Income. See Note 12 Commitments and Contingent Liabilities – Legal Proceedings – MGP Remediation.

For the years ended September 30, 2008, 2007 and 2006, no other circumstances indicating impairment were identified.

Available for Sale Securities

Included in Investments in equity investees on the Consolidated Balance Sheets are certain investments in equity securities that have a fair value of $8.0 million and $7.8 million as of September 30, 2008 and 2007, respectively. Unrealized gains associated with these equity securities, which are included as a part of Accumulated other comprehensive income, a component of Common stock equity, were approximately $200,000 ($118,000, after tax) and $1.1 million ($0.6 million, after tax) for the fiscal years ended September 30, 2008 and 2007, respectively.

Equity in Earnings

The Company accounts for its investment in Iroquois using the equity method and records its share of earnings net of tax as Equity in earnings in the Consolidated Statements of Income. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Taxes netted in Equity in earnings from Iroquois are $1.3 million, $1.1 million and $1.2 million and are included in the Consolidated Statements of Income for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Common Stock Equity

On January 23, 2008, NJR’s Board of Directors approved a 3 for 2 stock split of the Company’s common stock in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008, resulting in an increase in average shares outstanding from approximately 28 million to approximately 42 million. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, Common stock and Premium on common stock amounts have been adjusted as of the earliest period presented in the Consolidated Statements of Capitalization and Consolidated Statements of Common Stock Equity.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of September 30,:

($ in thousands)	2008		2007
Customer accounts receivable - Billed:
NJNG	$21,398	9%	$5,583	4%
NJRES	198,902	88	120,274	91
Retail and Other	6,832	3	6,587	5
Total	$227,132	100%	$132,444	100%

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, accounts receivable, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, excluding current maturities and capital lease obligations, is based on quoted market prices for similar issues and is as follows:

	September 30,
(Thousands)	2008	2007
Carrying value	$399,800	$329,800
Fair market value	$351,400	$336,200

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. NJR’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $10 million in aggregate to the plans in fiscal 2006. There were no contributions to the pension plans in fiscal 2008 and 2007.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $1.0 million, $685,000 and $3.7 million in aggregate to these plans in fiscal 2008, 2007 and 2006, respectively.

New Accounting Standards

Recently Adopted

On October 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and, in accordance with the provisions of FIN 48, recorded an additional liability for unrecognized tax benefits and interest of approximately $4.3 million and an increase in retained earnings as of October 1, 2007, of approximately $1.2 million. For additional information on the effect of adoption, see Note 11 Income Tax - Adoption of FIN 48.

Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of the statement prospectively on October 1, 2008, and it will have no material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can elect either the fair value option according to a pre-existing policy, when the asset or liability is first recognized, or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities, for which the Company chooses to apply the fair value option, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not plan to elect the provisions of SFAS 159.

On April 10, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (FSP FIN 39-1), Amendment of FASB Interpretation No. 39. FSP FIN 39-1 provides additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

the fair value amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company’s policy is to present its derivative positions and any receivables or payables with the same counterparty on a gross basis. Therefore, FSP FIN 39-1 will have no impact on its statement of financial position and results of operations.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share- based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by the Company for fiscal years beginning after December 15, 2007. The Company will adopt the provisions of the statement prospectively on October 1, 2008, and does not anticipate that it will have a material impact on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has concluded that this statement will have no impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impact to the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application as well as comparative disclosures for earlier periods at initial adoption, are encouraged. The Company is currently evaluating the effect of adoption of SFAS 161 on its footnote disclosures.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

2.       REGULATION

Energy Deregulation Legislation

The Electric Discount and Energy Competition Act (EDECA) is the legal framework for New Jersey’s public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to have its residential markets open to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG’s service territory.

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

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG began in November 2006, and a final report on findings and recommendations is currently pending approval before the BPU.

October Base Rate Order

As a result of increases in NJNG’s operation, maintenance and capital costs, on November 20, 2007, NJNG petitioned the New Jersey Board of Public Utilities (BPU) to increase base rates for delivery service by approximately $58.4 million, which included a return on NJNG’s equity component of 11.375 percent. This request was consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments.

On July 30, 2008, NJNG and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement that stipulated the principal financial terms of a settlement of its petitioned rate increase (Revenue Requirement stipulation). As a result, NJNG would receive a revenue increase to its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the conservation incentive program baseline usage level, receive an allowed return on equity component of 10.3 percent, reduce its depreciation expense component from 3.0 percent to 2.34 percent and reduce its depreciation expense by $1.6 million annually as a result of the amortization of previously recovered asset retirement obligations. On August 14, 2008, NJNG, Rate Counsel and the Staff of the BPU signed an agreement that stipulated changes in NJNG’s gas tariff and allocated the approximately $32.5 million revenue requirement increase amongst NJNG’s classes of services.

As a result of the signed Revenue Requirement stipulation, NJNG recorded an aggregate after-tax charge in the third quarter of fiscal 2008 of approximately $1.5 million, as it determined that certain regulatory assets were no longer recoverable in future rates from customers (approximately $769,000) and changed its computation for its allowance for funds used during construction (approximately $744,000).

On October 3, 2008, the BPU unanimously approved, and made effective as of that date, NJNG’s $32.5 million revenue requirement and associated rate design stipulations in their entirety (the Board Order).

Conservation Incentive Program (CIP)

The CIP is a three-year pilot program designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. The initial term of the CIP is October 1, 2006, through September 30, 2009. Under certain conditions, the CIP may be extended one additional year beyond the

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

initial term. For the term of the pilot, the Weather Normalization Clause (WNC), which was previously in effect to allow NJNG to mitigate the impact of weather on its gross margin, has been suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage in comparison to established benchmarks. Recovery of such utility gross margin variations (filed for annually and recovered one year following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of BGSS-related savings. It is anticipated that NJNG will file a petition in the spring of 2009 to extend its CIP or implement a similar mechanism on a permanent basis, seeking to be effective October 1, 2009.

As of September 30, 2008, NJNG has $22.5 million accrued to recover from residential and small commercial customers, which includes $9.5 million related to the weather component of the CIP and $13.0 million related to the usage component of the CIP.

The following are NJNG’s BPU filings and results related to CIP since the inception of the program:

•	June 2007 – NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2007 and to establish its CIP recovery rates effective October 1, 2007.

•	August 2007 – NJNG filed an amendment to its June 2007 CIP filing to update financial information to include actual data.

•
October 2007 – the BPU provisionally approved the implementation of NJNG’s initial CIP recovery rates, based upon program information NJNG included in an Amendment to its Petition for Annual Review, which was filed with the BPU in August 2007. The approved rates add 1.7 percent to the average residential heating customer’s bill and are designed to recover approximately $15.6 million of previously accrued amounts.

•
May 2008 – NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2008, requesting an additional $6.8 million, and to modify its CIP recovery rates effective October 1, 2008.

•	August 1, 2008 – the BPU issued their final order in approving the CIP petition for fiscal 2007.

•	October 3, 2008 – the BPU provisionally approved NJNG’s CIP petition filed in May 2008 for fiscal 2008, effective the date of the Board Order.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of September 30, 2008, NJNG had a remaining liability of $864,000 related to these programs.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following are NJNG’s BGSS filings and related rate adjustments and refunds to its residential and small commercial customers:

•
October 2007 – the BPU provisionally approved a decrease to NJNG’s BGSS rate effective October 4, 2007, which resulted in a 3.6 percent decrease to the average residential heating customer bill which was subsequently approved on a final basis in August 2008.

•
November 2007 – NJNG notified the BPU that it would provide refunds to customers and subsequently issued a credit totaling $32.0 million in December 2007 as a result of the decrease in the anticipated costs of wholesale natural gas prices.

•
March 2008 – NJNG, the BPU staff and Rate Counsel entered into a stipulation to resolve certain matters related to NJNG’s fiscal year 2007 BGSS filing. This stipulation was approved by the BPU on May 9, 2008, and resulted in NJNG recording a nonrecurring settlement charge to its BGSS costs of $300,000.

•
May 2008 – NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008, that would increase an average residential heating customer’s bill by approximately 18.0 percent due to an increase in the price of wholesale natural gas. Subsequent to the time of the filing, wholesale natural gas prices moderated, and on September 22, 2008, NJNG, the Staff of the BPU and Rate Counsel signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008, the BPU approved the BGSS increase on a provisional basis, effective the date of the Board Order.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU approved an extension of the utility gross margin-sharing programs mentioned above through October 31, 2008. Concurrently, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20 percent to 15 percent effective November 1, 2007. The July 30, 2008, agreement between NJNG and the Rate Counsel (Revenue Requirement stipulation) provides for the extension of the incentive programs through October 31, 2011, along with a moderate expansion of the storage incentive and FRM programs.

On October 3, 2008, the BPU approved the Revenue Requirement stipulation. which extends the incentive programs through October 31, 2011, and provides for an increase to the FRM program’s annual cost limitation from $3.2 million to $6.4 million, an annual update to the FRM volume limitations and an increase to the annual Storage Incentive program volumes from 18 Bcf to 20 Bcf, effective the date of the Board Order. The Board Order also provided for the sharing of Ocean Peaking Power margins to cease effective the date of the Board Order.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components, a Universal Service Fund rider (USF), a Manufactured Gas Plant Remediation Adjustment Clause (RAC), and the New Jersey Clean Energy Program (NJCEP). The USF is a permanent statewide program that was approved by the BPU in March 2003 for all natural gas and electric utilities for the benefit of income-eligible customers; the RAC is a rider approved by the BPU in June 1992 that provides for recovery of actual expenditures incurred to remediate former gas manufacturing facilities; and the NJCEP is a program approved by the BPU in March 2001 and is designed to promote energy efficiency and renewable energy. Recovery of SBC program costs is subject to BPU approval of annual filings that include an updated report of expenditures incurred each year.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In October 2007, the BPU approved the following:

•
$14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. As of September 30, 2008, $92.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheets;

•	a decrease to the statewide USF recovery rate, which has a negligible impact on customer rates.

In addition, the BPU approved an increase of $8.1 million, or 0.9 percent, to the WNC rate to recover the net amounts deferred relating to weather-related gross margin variations incurred during the fiscal 2005 and 2006 winter periods. In its May 30, 2008, CIP filing with the BPU, NJNG has proposed decreasing its current WNC rate to fully recover its remaining balance of approximately $0.84 million. On October 3, 2008, the BPU provisionally approved the WNC decrease effective the date of the Board Order.

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

In June 2008, the natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF recovery rate, effective October 1, 2008. NJNG believes the increase will have a negligible impact on customers. In the BPU’s October 21, 2008, Order, the USF increase was approved on a provisional basis effective October 24, 2008. The October 21, 2008, Order also approved interest on USF-deferred balances at the Treasury Constant Maturity 2-year rate net of tax, with the rate changing on a monthly basis.

New Jersey Clean Energy Program

The BPU has established a statewide program to promote energy efficiency and renewable energy. All New Jersey utilities are required to share in the funding for the program, NJNG’s funding obligation, which is recoverable from customers through the SBC, totaled $31.4 million for the period from January 1, 2005, to December 31, 2008. As of September 30, 2008, NJNG has a remaining discounted liability of $3.1 million and a corresponding Regulatory asset included in SBC.

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for the period from January 1, 2009, to December 31, 2012. NJNG’s share of the total funding requirement of $1.2 billion is $50.8 million and gradually increases from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2008 and 2007, respectively, the Company had the following regulatory assets, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2008	2007	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$ 27,994	$ —	Less than one year (1)
WNC	919	8,105	Less than one year (2)
CIP	22,463	16,529	Less than one year (3)
Total current	$ 51,376	$ 24,634
Regulatory assets–noncurrent
Remediation costs (Notes 2 and 13)
Expended, net of recoveries	$ 92,164	$ 85,071	(4)
Liability for future expenditures	120,730	105,340	(5)
CIP	2,397	—	(6)
Deferred income and other taxes	12,726	13,979	Various (7)
Derivatives (Note 3)	49,610	51,861	(8)
Postemployment benefit costs (Note 9)	52,519	33,988	(9)
SBC	10,524	22,130	Various (10)
Total noncurrent	$340,670	$312,369

(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded due to the existence of the CIP, all previously deferred amounts with the WNC have been approved for recovery.

(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $9.5 million relating to the weather component of the calculation and approximately $13.0 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 12. Commitments and Contingent Liabilities – Legal Proceedings).
(6)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $1.0 million relating to the weather component of the calculation and approximately $1.4 million relating to the customer usage component of the calculation.

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

At September 30, 2008 and 2007, the Company had the following regulatory liabilities, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2008	2007
Regulatory liability–current
Overrecovered gas costs (1)	—	$ 9,583
Total current	—	$ 9,583
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$63,419	$60,094
Market development fund (MDF) (3)	—	1,176
Total-noncurrent	$63,419	$61,270

(1)	Refundable, subject to BPU approval, through BGSS, with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $20.9 million, including accretion of $1.4 million for the fiscal year ended September 30, 2008, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of September 30, 2008 (see Note 10.     Asset Retirement Obligations).

(3)
The MDF provided financial incentives to encourage customers to switch to third-party suppliers and has supported other unbundling-related initiatives. The MDF funding obligations terminated as of October 31, 2006, and the remaining balance was credited back to customers through the BGSS in October 2007.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

3.       DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To manage the risk of such fluctuations, the Company and its subsidiaries enter into financial futures and forward contracts, option agreements and swap agreements to economically hedge future purchases and sales of natural gas.

The Company and its subsidiaries are involved in the wholesale purchase and sale of natural gas. Under EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in Issue No 02-3, NJR has concluded that this is non-trading activity, and therefore, to the extent the natural gas is physically delivered, NJR presents its revenues and cost of gas on a gross basis in the Consolidated Statements of Income. Changes in the fair values of financial derivative transactions as well as certain physical commodity contracts, as described below, are recognized as a component of Gas purchases in the Consolidated Statements of Income.

On October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of contracts entered into after September 30, 2007, are now included currently in earnings, and are not accounted for using the “normal purchase normal sales” scope exception of SFAS 133. All NJRES physical commodity contracts entered into after September 30, 2007, are accounted for at fair value on the Consolidated Balance Sheets, with changes in fair value being reflected as a component of gas purchases on the Consolidated Statements of Income. All physical commodity contracts at NJRES that were in existence prior to October 1, 2007, which were previously designated as meeting the normal purchase normal sales scope exception of SFAS 133, as well as physical commodity contracts at NJNG and NJR Energy, which also met and were designated under the normal purchase normal sale scope exception, continue to be accounted for under settlement accounting.

All of the Company’s financial derivative instruments (financial futures, options or swaps) are accounted for in accordance with SFAS 133 and recorded at fair value in the Consolidated Balance Sheets. Changes in fair value, which are referred to as unrealized gains and losses, are recorded as a component of Gas purchases or Operating revenues for NJRES and NJR Energy, respectively, in the Consolidated Statements of Income. Changes in fair value of NJNG’s financial derivative instruments are recorded as a component of Regulatory assets or liabilities in the Consolidated Balance Sheets. These amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

The Company enters into financial derivative instruments as an economic hedge of the sale of natural gas. The derivatives are marked at fair value and recognized in the Consolidated Statements of Income as a component of Gas purchases, or Operating revenues, as appropriate, in the current period. However, the change in value of the natural gas is recognized only when that natural gas has been sold, which is normally in a future period. Therefore, the realized gains or losses that result from the settlement of these derivative instruments prior to the actual sale of the natural gas that is being economically hedged create volatility in the results of NJR; volatility is also created, in the opposite direction, when the actual sale of the natural gas occurs at a later date. The true economic result will remain unchanged regardless of the settlement of the derivative instrument relative to the ultimate sale of the natural gas.

Unrealized gains (losses) at NJRES related to physical commodity contracts and financial instruments and certain realized gains (losses) at NJRES related to derivative instruments that are included as a component of Gas purchases, and unrealized gains (losses) at NJR Energy related to financial derivative instruments that are included as a component of Operating revenues, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, are as follows:

(Thousands)	2008	2007	2006
NJRES (Included as part of Gas purchases):
Unrealized gains – Physical Commodity Contracts	$1,714	$—	$—
Unrealized gains (losses) – Financial Instruments	125	(27,988)	269,590
Realized gains (losses) – Financial Instruments	39,250	(2,903)	710
Subtotal NJRES	41,089	(30,891)	270,300
NJR Energy (Included as part of Operating revenues):
Unrealized (losses) – Financial Instruments	(8,163)	(7,168)	(28,379)
Total NJRES and NJR Energy unrealized and realized gains (losses)	$32,926	$(38,059)	$241,921

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances as of September 30, by company are as follows:

(Thousands)	2008	2007
NJNG broker margin deposit	$41,277	$12,345
NJRES broker (liability)	$(29,072)	$(15,143)

4.       INVESTMENTS IN EQUITY INVESTEES

On March 2, 2007, NJR, through an indirect wholly owned subsidiary, entered into a series of joint venture agreements with subsidiaries of Spectra Energy Corporation (Spectra) and formed the Steckman Ridge partnership. The purpose of the partnership is to develop and operate an anticipated 17.7 Bcf natural gas storage facility in western Pennsylvania, which will serve the Northeastern and Mid- Atlantic regions of the United States. NJR and Spectra each own 50 percent of the equity interests in Steckman Ridge and are required to fund 50 percent of total acquisition and development costs up to a maximum of $132.5 million each. As NJR has the ability to exert significant influence, but not control, it uses the equity method of accounting for its investment in Steckman Ridge.

NJR’s Investments in equity investees as of September 30, 2008 and 2007, respectively, include the following investments:

(Thousands)	2008	2007
Steckman Ridge	$ 84,285	$56,726
Iroquois	23,604	22,073
Other	8,092	7,944
Total	$115,981	$86,743

The following tables set forth the financial information for Iroquois for the fiscal years ended September 30:

(Millions)	2008	2007	2006
Operating revenues	$165.9	$160.4	$157.2
Operating income	$87.6	$78.5	$80.1
Net income	$37.1	$29.7	$29.3

(Millions)	2008	2007
Current assets	$64.2	$86.2
Noncurrent assets	$729.2	$703.5
Current liabilities	$39.3	$37.7
Noncurrent liabilities	$348.9	$374.7

Steckman Ridge is currently under development. As such, there are no earnings currently associated with the investment in Steckman Ridge, and the invested balance to date represents the Company’s share of total acquisition and development costs incurred to acquire the natural gas storage rights, engineering and site preparation, legal and other third party direct charges and capitalized interest. Other investments represent investments in equity securities of publicly traded energy companies, all of which are immaterial on an individual basis and are accounted for as available for sale securities, with any change in the value of such investments recorded as Accumulated other comprehensive income, a component of Common Stock Equity.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5.       EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2008	2007*	2006*
Net Income, as reported	$113,910	$65,281	$221,908
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,878	41,855	41,793
Basic earnings per common share	$2.72	$1.56	$5.31
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,878	41,855	41,793
Incremental shares**	298	258	329
Weighted average shares of common stock outstanding–diluted	42,176	42,113	42,122
Diluted earnings per common share	$2.70	$1.55	$5.27

*	Share and per share data for fiscal years 2007 and 2006 have been retroactively adjusted to reflect a 3 for 2 stock split effective March 3, 2008.
**	Incremental shares consist of stock options, stock awards and performance units.

6.       LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt, excluding capital leases, redemption requirements are as follows (in millions):

September 30,	Redemption
2009	$55.0
2010	—
2011	$20.0
2012	—
2013	—
Thereafter	$379.8

NJNG First Mortgage Bonds

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $218 million of NJNG’s retained earnings were available for such purposes at September 30, 2008.

NJNG enters into loan agreements with the New Jersey Economic Development Authority (the EDA) under which the EDA issues tax-exempt bonds, and the proceeds are loaned to NJNG to fund capital expenditures for certain portions of its natural gas service territory. To secure its loans from the EDA, NJNG issues First Mortgage Bonds to the EDA with interest rates and maturity dates identical to those of the EDA Bonds.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds consisting of $10.3 million, 4.5 percent (Series 2005A) and $10.5 million, 4.6 percent (Series 2005B) Revenue Refunding Bonds; and $15.0 million, 4.9 percent (Series 2005C) Natural Gas Facilities Revenue Bonds. The EDA’s Series 2005A bonds are supported by NJNG’s 4.5 percent Series II bonds with a maturity date of August 1, 2023. The EDA’s Series 2005B bonds are supported by NJNG’s 4.6 percent Series JJ bonds with a maturity date of August 1, 2024. The EDA’s Series 2005C bonds are supported by NJNG’s 4.9 percent Series KK bonds with a maturity date of October 1, 2040. The proceeds from the Series 2005C bonds were deposited into a construction fund. NJNG drew down $6.5 million from the construction fund in fiscal 2006 and $4.3 million in fiscal 2007. There were no amounts drawn down during fiscal 2008.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. As of September 30, 2008, most of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined in the EDA ARS as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of September 30, 2008, the 30-day LIBOR rate was 3.9 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 4.6 percent as of September 30, 2008, compared with a weighted average interest rate of 3.9 percent as of September 30, 2007. There can be no assurance that the EDA ARS will have enough market liquidity to return interest rates to below their maximum rate.

NJNG Medium Term Notes

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

NJNG received $7.5 million, $5.5 million and $4.1 million for fiscal year 2008, 2007 and 2006, respectively, in connection with the sale-leaseback of a portion of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Contractual commitments for lease payments, under both sale-leasebacks for the meters and the building, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Lease Payments
2009	$8.8
2010	9.0
2011	12.8
2012	6.8
2013	7.2
Thereafter	39.4
Subtotal	84.0
Less: interest component	(23.6)
Total	$60.4

NJR Debt

NJR had no long-term variable-rate debt outstanding at September 30, 2008 and 2007.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On September 24, 2007, NJR issued $50 million of Unsecured Senior Notes, which were used for financing its initial investment in Steckman Ridge and general corporate purposes including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

7.       SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	September 30,
(Thousands)	2008	2007
NJR
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$32,700	$40,250
Weighted average interest rate at end of period
Notes payable to banks	2.46%	6.17%
NJNG
Bank credit facilities	$250,000	$250,000 (1)
Amount outstanding at end of period
Commercial paper	$145,500	$175,700
Weighted average interest rate at end of period
Commercial paper	2.31%	5.19%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding at end of period
Notes payable to banks	—	$30,000
Weighted average interest rate at end of period
Notes payable to banks	—	5.78%
(1)     The table includes only committed credit facilities for short-term borrowings. Also included in short-term debt on the Condensed Consolidated balance sheet as of September 30, 2007, is $10.5 million related to an uncommitted credit facility.

NJR

On December 13, 2007, NJR refinanced its prior senior credit facility, scheduled to expire on December 16, 2007, for a new $325 million five-year revolving unsecured credit facility. The new credit facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending bank’s discretion. Borrowings under the new facility are conditioned upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

On February 15, 2008, NJR entered into a new agreement for a stand-alone letter of credit that may be drawn upon through February 15, 2009, for up to $15 million. No amounts have been drawn under this letter of credit as of September 30, 2008.

As of September 30, 2008, NJR had two letters of credit outstanding, totaling $17.5 million, on behalf of NJRES. One letter of credit for $500,000 was issued in conjunction with a long-term natural gas storage agreement. The other, which totals $17.0 million, is used for margin requirements for natural gas transactions. Both letters of credit expire on December 31, 2008.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2009. The letter of credit is in place to support development activities.

These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

In October 2007, NJNG entered into a new agreement for standby letters of credit that may be drawn upon through December 15, 2009, for up to $50 million. No amounts have been drawn under these letters of credit as of September 30, 2008. These letters of credit do not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and the agreement will be renewed, as necessary, upon its expiration.

As of September 30, 2008, NJNG has a $250 million committed facility with several banks, with a 5-year term expiring in December 2009. This facility is used to support NJNG’s commercial paper program.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of September 30, 2008, NJRES had a 3-year $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of September 30, 2008.

8.       STOCK BASED COMPENSATION

Effective January 24, 2007, the shareholders of NJR approved the NJR 2007 Stock Award and Incentive Plan (2007 Plan), which replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). The Long-Term Plan, reserved for employees and directors, had 887,207 and 130,920 shares, respectively, which were rolled into the 2007 Plan. In addition to those shares, the 2007 Plan reserved an additional 1,125,000 shares for issuance to employees for a total reserve of 2,012,207 and 130,920, respectively, for employees and directors, which provides for a broader range of equity awards. Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2008, 1,926,918 and 107,203 shares, respectively, remain available for future awards to employees and directors. All shares noted have been adjusted to reflect NJR’s 3 for 2 stock split effective March 3, 2008.

During the fiscal year ended September 30, 2008, included in Operation and maintenance expense is $3.2 million related to stock-based compensation. As of September 30, 2008, there remains $2.7 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 3 years.

The following table summarizes all stock-based compensation expense recognized during the fiscal years ended September 30, 2008, 2007 and 2006, respectively:
(Thousands)	2008	2007	2006
Stock-based compensation expense:
Stock options	$294	$278	$430
Performance shares	939	292	270
Restricted stock	1,989	747	21
Compensation expense included in Operation and Maintenance expense	3,222	1,317	721
Income tax benefit	(1,324)	(541)	(294)
Total, net of tax	$1,898	$776	$427

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

There were no stock options granted in fiscal 2008 and 2007. The following table summarizes the assumptions used in the Black-Scholes option-pricing model and the resulting weighted average fair value of the stock options issued during fiscal year 2006:

	2008	2007	2006
Dividend yield	—%	—%	3.2%
Volatility	—%	—%	13.2%
Expected life (years)	—	—	7
Risk-free interest rate	—%	—%	4.6%
Weighted average fair value	—	—	$5.44

The following table summarizes the stock option activity for the past three fiscal years:
	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	2,316,145	$19.52
Granted	42,300	$28.55
Exercised	(1,325,680)	$17.49
Forfeited	(27,531)	$24.46
Outstanding at September 30, 2006	1,005,234	$22.43
Granted	—	—
Exercised	(299,300)	$19.40
Forfeited	(5,625)	$19.01
Outstanding at September 30, 2007	700,309	$23.75
Granted	—	—
Exercised	(121,166)	$19.40
Forfeited	—	—
Outstanding at September 30, 2008	579,143	$24.66
Exercisable at September 30, 2008	506,130	$23.93
Exercisable at September 30, 2007	551,284	$22.17
Exercisable at September 30, 2006	726,198	$20.33

For the stock options listed above, there are $147,000 in costs related to unvested options that are expected to be recognized over the next 2 years.

The following table summarizes stock options outstanding and exercisable as of September 30, 2008:

	Outstanding				Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$15.18 – $18.22	86,230	1.3	$17.38	$1,596	86,230	$17.38	$1,596
$18.22 – $21.25	190,625	3.9	$20.58	2,919	190,625	$20.58	2,919
$21.25 – $24.93	11,250	4.5	$22.43	151	11,250	$22.43	151
$24.93 – $27.33	19,500	5.3	$25.08	211	16,500	$25.10	178
$27.33 – $30.37	271,538	6.7	$29.91	1,624	201,525	$29.90	1,207
Total	579,143	4.9	$24.66	$6,501	506,130	$23.93	$6,051

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Performance Shares

The Company has issued performance shares, which are market conditions awards, to various officers. The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past three fiscal years:

	Shares(1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2005	55,125	$30.37
Granted	10,800	$28.53
Vested	—	—
Cancelled/forfeited	(3,375)	$30.37
Non-vested and outstanding at September 30, 2006	62,550	$30.05
Granted	—	—
Vested	(15,637)	$30.05
Cancelled/forfeited	(31,275)	$30.05
Non-vested and outstanding at September 30, 2007	15,638	$30.05
Granted	61,980	$31.84
Vested	(15,638)	$30.05
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2008	61,980	$31.84
(1)
The number of common shares issued related to performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies.

The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of the performance shares on the date of grant using a Lattice model.

There is $950,000 in costs related to unvested performance shares that are expected to be recognized over the next two years.

Restricted Stock

In fiscal 2008 and 2007, the Company issued 61,980 and 55,031 shares of Restricted Stock, respectively, under the 2007 Plan, which vest in equal annual installments over three years, subject to certain conditions, and 35,385 and 26,612, respectively, restricted shares that vested immediately.

There is $1.6 million in costs related to unvested restricted stock shares that are expected to be recognized over the next three years.

9.       EMPLOYEE BENEFIT PLANS

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

NJR’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In fiscal 2008 and 2007, the Company had no minimum funding requirements; however, NJR made a discretionary contribution of $10 million in fiscal 2006 to the pension plans. The Company elected to make this discretionary tax-deductible contribution to improve the funded status of the pension plans. The Company currently has no additional requirement to fund the pension plans over the next five years; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

NJR made tax-deductible contributions of $1.0 million in fiscal 2008 and $685,000 in fiscal 2007 to the OPEB plans. It is anticipated that the funding level to the OPEB plans will range from $1.2 million to $1.4 million annually over the next five years.

The accumulated benefit obligation (ABO) for the pension plans, including the Pension Equalization Plan, at September 30, 2008 and 2007, was $89.9 million and $95.5 million, respectively. As of September 30, 2008, the ABO exceeded the fair value of plan assets of $80.6 million, and the projected benefit obligation was $102.4 million.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized in the Consolidated Balance Sheets:
	Pension (1)		OPEB
(Thousands)	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$107,875	$105,746	$53,031	$51,375
Service cost	2,913	2,932	1,795	1,819
Interest cost	6,594	6,217	3,252	3,028
Plan participants’ contributions	47	55	4	6
Actuarial loss	(10,134)	(2,218)	(2,548)	(1,545)
Benefits paid, net of retiree subsidies received	(4,912)	(4,857)	(2,082)	(1,652)
Benefit obligation at end of year	$102,383	$107,875	$53,452	$53,031
Change in plan assets
Fair value of plan assets at beginning of year	$105,389	$95,835	$29,475	$26,570
Actual return on plan assets	(20,122)	14,106	(5,613)	3,946
Employer contributions	215	250	1,014	685
Benefits paid, net of plan participants’ contributions	(4,864)	(4,802)	(2,165)	(1,726)
Fair value of plan assets at end of year	$80,618	$105,389	$22,711	$29,475
Funded status	$(21,765)	$(2,486)	$(30,741)	$(23,556)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit liability
Current	$(218)	$(217)	$(148)	$(83)
Non-current	(21,547)	(2,269)	(30,593)	(23,473)
Total	$(21,765)	$(2,486)	$(30,741)	$(23,556)
(1) Includes NJR’s Pension Equalization Plan.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On September 30, 2006, NJR prospectively adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans, which requires that NJR recognize a liability for its underfunded benefit plans. NJR records the offset to Regulatory Assets for the portion of liability relating to its regulated utility and to Accumulated Other Comprehensive Income for the portion of the liability related to its non-regulated operations. The amounts recognized in Regulatory Assets and Accumulated Other Comprehensive Income as of September 30, 2007 and September 30, 2008 are as follows:
			Accumulated Other
	Regulatory Assets		Comprehensive Income
	Pension		Pension
	Plan	OPEB	Plan	OPEB

Balance at October 1, 2006	—	—	—	—

Amounts arising during the period:
Net actuarial loss	$17,034	$12,782	$1,578	$ 4,920
Prior service cost	317	311	89	39
Net Transition Obligation	—	1,728	—	442
Balance at September 30, 2007	$17,351	$14,821	$1,667	$ 5,401

Amounts arising during the period:
Net actuarial loss (gain)	$14,487	$ 6,608	$4,232	$(1,079)

Amounts amortized to net periodic costs:
Net actuarial (loss)	$ (972)	$ (569)	$(129)	$ (235)
Prior service cost	(39)	(69)	(17)	(9)
Net Transition Obligation	—	(286)	—	(71)

Balance at September 30, 2008	$30,827	$20,505	$5,753	$ 4,007

There were no deferred gains or losses, prior service costs or transition obligation costs recognized in Regulatory Assets or Accumulated Other Comprehensive Income prior to October 1, 2006.

Amounts included in Regulatory Assets and Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit cost in fiscal year 2009 are as follows:
			Accumulated Other
	Regulatory Assets		Comprehensive Income
	Pension		Pension
(Thousands)	Plan	OPEB	Plan	OPEB

Net actuarial gain (loss)	$480	$ 883	$74	$184
Prior service (cost) credit	39	69	17	9
Net Transition Obligation	—	286	—	71
Total	$519	$1,238	$91	$264

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

		Pension			OPEB
(Thousands)	2008	2007	2006	2008	2007	2006
Service cost	$2,913	$2,932	$3,034	$1,795	$1,819	$1,582
Interest cost	6,594	6,217	5,746	3,252	3,028	2,472
Expected return on plan assets	(8,731)	(8,208)	(7,127)	(2,465)	(2,161)	(1,832)
Recognized actuarial loss	1,101	1,596	1,731	804	1,063	—
Recognized net initial obligation	—	—	(11)	357	357	357
Prior service cost amortization	56	84	85	78	78	78
Special termination benefit	—	—	—	—	—	834

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The weighted average assumptions used to determine benefit costs and obligations as of September 30 are as follows:

		Pension			OPEB
	2008	2007	2006	2008	2007	2006
Benefit costs:
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Obligations:
Discount rate	7.75%	6.25%	6.00%	7.75%	6.25%	6.00%
Expected asset return	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

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

NJR’s general approach for determining the overall expected long-term rate of return on assets considers historical and expected future asset returns, the current and future targeted asset mix of the plan assets, historical and future expected real rates of return for equities and fixed income securities, and historical and expected inflation statistics. The expected long-term rate of return on plan assets to be used to develop net periodic benefit costs for fiscal 2009 is 9.0 percent for pension costs and 8.5 percent for OPEB costs.

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2008	2007	2006
HCCTR	9.0%	10.0%	10.0%
Ultimate HCCTR	5.0%	5.0%	5.0%
Year ultimate HCCTR reached	2013	2013	2013

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$8,052	$8,493	$8,096
Total service and interest cost	$973	$959	$921
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(6,571)	$(6,850)	$(6,489)
Total service and interest costs	$(771)	$(752)	$(721)

NJR’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 6.0 percent greater than the assumed rate of inflation as measured by the Consumer price Index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2009	Assets at
	Target	September 30,
Asset Allocation	Allocation	2008	2007
U.S. equity securities	53%	53%	53%
International equity securities	17	15	19
Fixed income	30	32	28
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2009	$5,249	$2,387
2010	$5,406	$2,511
2011	$5,733	$2,606
2012	$6,019	$2,754
2013	$6,229	$2,916
2014-2018	$36,603	$18,906

NJR’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 NJR qualifies for federal subsidies.

The estimated subsidy payments are:
Estimated Subsidy Payment
Fiscal Year	(Thousands)
2009	$143
2010	$162
2011	$192
2012	$201
2013	$218
2014-2018	$1,340

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

The amount expensed and contributed for the matching provision of the Savings Plan was $1.3 million in fiscal 2008, $1.2 million in fiscal 2007 and $1.1 million in fiscal 2006.

10.           ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2008	2007
Balance at October 1	$23,895	$23,293
Accretion	1,401	1,322
Additions	89	160
Retirements	(969)	(880)
Balance at September 30	$24,416	$23,895

Accretion amounts are not reflected as an expense on NJR’s Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheet.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2009	$1,477
2010	$1,556
2011	$1,637
2012	$1,727
2013	$1,821

11.           INCOME TAXES

The Company’s federal income tax returns through fiscal 2004 have either been reviewed by survey, examined by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled.

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows:

(Thousands)	2008	2007	2006
Statutory income tax expense	$64,161	$37,343	$129,662
Change resulting from
State income taxes	9,501	7,109	21,766
Change in tax rate	(1,705)	(221)	(216)
Depreciation and cost of removal	(2,253)	(1,774)	(1,674)
Investment tax credits	(322)	(322)	(322)
Other	22	(720)	(662)
Income tax provision (1)	$69,404	$41,415	$148,554
Effective income tax rate	37.9%	38.8%	40.1%
(1) Income tax provision includes taxes associated with investments in Equity investees of $1.3 million, $1.1 million and $1.2 million for the years ended September 30, 2008, 2007 and 2006, respectively. These amounts are reported as part of Equity in earnings of Equity investees, net of tax, in the Consolidated Statements of Income.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2008	2007	2006
Current
Federal	$28,534	$36,846	$37,631
State	4,750	12,282	11,636
Deferred
Federal	29,972	(5,758)	78,088
State	6,470	(1,633)	21,521
Investment tax credits	(322)	(322)	(322)
Income tax provision	$69,404	$41,415	$148,554

The temporary differences, which give rise to deferred tax assets and liabilities, consist of the following:

(Thousands)	2008	2007
Current
Underrecovered gas costs	$11,501	$(3,937)
WNC/CIP	9,606	10,120
Conservation program	1,767	2,766
Pension Liability	(6,247)	—
Other	(2,814)	(2,009)
Current deferred tax liability, net	$13,813	$6,940
Noncurrent
Property-related items	$141,255	$133,289
Unamortized investment tax credits	(3,873)	(4,046)
Remediation costs	35,323	28,905
Deferred service contract revenue	(2,528)	(2,452)
Deferred gain	(1,615)	(1,990)
Fair value of derivatives	58,110	47,204
Other	13,031	15,348
Total non-current deferred tax liabilities, net	$239,703	$216,258
Total deferred tax liabilities, net	$253,516	$223,198

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

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of FIN 48 liabilities as of the date of adoption was $6.5 million, including $4.7 million of uncertain tax liabilities and $1.8 million of interest and penalties. As a result of the implementation of FIN 48, the Company recognized an additional $4.3 million as an increase in the liability for unrecognized tax benefits and interest. The previously recorded amount of $2.2 million, as well as the additional amount recognized associated with the adoption of FIN 48, are included as a component of Deferred and accrued taxes in the Current classification of the Consolidated Balance Sheets.

There are $1.6 million of state taxes included in the balance of unrecognized tax benefits as of October 1, 2007. If they were to be recognized the effective tax rate would be impacted, as this amount had previously been fully reserved for, and was fully reflected as a component of current Deferred and accrued taxes in the Consolidated Balance Sheets. As of September 30, 2008 no additions were made that would alter this conclusion.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

There are $3.1 million included in the balance of unrecognized tax benefits as of October 1, 2007, that relates to a filing position the Company took concerning the depreciable life of certain fixed assets at NJNG. The Company filed an automatic change in method of accounting for the period ended September 30, 2005, which is currently under audit by the Internal Revenue Service (IRS). The Company anticipates closing the audit and settling this issue within the next 12 months. The settlement of this issue would reduce the FIN 48 reserve by approximately $3.6 million, which includes associated interest. As of September 30, 2008 no additions were made which would alter this conclusion.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. Upon adoption of FIN 48 on October 1, 2007, the Company had $1.8 million of accrued interest and penalties related to the above liability computed under FIN 48, which had previously been expensed in the Consolidated Statements of Income. As of September 30, 2008, the total amount of accrued interest and penalties (net of tax) related to all tax positions is $2.6 million.

As of September 30, 2008, the Company’s gross unrecognized tax benefit was $4.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)
Balance at October 1, 2007	$4.7
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Expiration of statute of limitations	—
Balance at September 30, 2008	$4.7

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas and Louisiana. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2004. The IRS commenced an examination of the Company’s fiscal 2005 federal income tax return during the third quarter of fiscal 2007 and the Company’s fiscal 2006 federal income tax return in the fourth quarter of fiscal 2008. The fiscal 2005 exam is expected to be completed by the end of the first quarter of fiscal 2009, and the fiscal 2006 exam is expected to be completed by the end of the second quarter of fiscal 2010.

The Company is not currently under examination in any state; however, all periods subsequent to those ended September 30, 2003, are statutorily open to examination (in New York all periods subsequent to September 30, 2004, are statutorily open to examination). As previously disclosed, NJNG was party to a case pending before the Tax Court of New Jersey (the “Tax Court.”). In that case, NJNG disputed the State of New Jersey’s (the “State”) application of its tax apportionment rules. On April 15, 2008 the Tax Court issued a decision in favor of the State. NJNG paid the resulting assessment of approximately $3 million (including interest and penalities) on October 15, 2008. The effect of the Tax Court’s decision will not impact the Company’s effective tax rate, as this amount had been fully reserved and was reflected as a component of current Deferred and accrued taxes in the Consolidated Balance Sheets as of September 30, 2008.

12.           COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2022, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $104.4 million at current contract rates and volumes, which are recoverable through the BGSS.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of September 30, 2008, NJRES had contractual obligations for current demand charges related to storage contracts and pipeline capacity contracts of $21.7 million and $40.2 million, respectively.

As of September 30, 2008, there were NJR guarantees covering approximately $333 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Consolidated Balance Sheet. Commitments as of September 30, 2008, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES
Natural gas purchases	$606,428	$263,002	$ 2,633	$ —	$ —	$ —
Storage demand fees	21,667	11,520	8,310	5,846	1,635	1,388
Pipeline demand fees	40,217	19,853	16,322	6,833	4,384	4,634
Sub-total NJRES	$668,312	$294,375	$ 27,265	$12,679	$ 6,019	$ 6,022
NJNG
Natural gas purchases	$108,803	$ 18,017	$ 1,530	$ —	$ —	$ —
Storage demand fees	23,884	21,966	14,550	7,738	7,039	4,106
Pipeline demand fees	80,510	81,639	80,352	73,757	72,159	78,050
Sub-total NJNG	$213,197	$121,622	$ 96,432	$81,495	$79,198	$82,156
Total	$881,509	$415,997	$123,697	$94,174	$85,217	$88,178

NJNG’s capital expenditures are estimated at $77.3 million for fiscal 2009, of which approximately $1.5 million has been committed and $70.9 million for fiscal 2010, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations.

The Company’s future minimum lease payments under various operating leases are less than $3.1 million annually for the next five years and $1.9 million in the aggregate for all years thereafter.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a remediation adjustment clause (RAC) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. As of September 30, 2008, $92.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In September 2008, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $120.7 million to $177.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $120.7 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

13.           BUSINESS SEGMENT AND OTHER OPERATIONS DATA

Information related to the Company’s various business segments and other operations, excluding capital expenditures, which are presented in the Consolidated Statements of Cash Flows, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The retail and other business operations (Retail and Other)  consists of energy related investments, appliance and installation services, commercial real estate development, and other corporate activities.

(Thousands)
Fiscal Years Ended September 30,	2008	2007	2006
Operating Revenues
Natural Gas Distribution	$1,078,824	$1,005,588	$1,138,774
Energy Services	2,714,733	1,994,682	2,133,540
Segment subtotal	3,793,557	3,000,270	3,272,314
Intercompany revenues (1)	(197)	(281)	(274)
Retail and Other	22,850	21,776	(811)
Total	$3,816,210	$3,021,765	$3,271,229
Depreciation and Amortization
Natural Gas Distribution	$37,723	$35,648	$34,146
Energy Services	206	214	211
Segment subtotal	37,929	35,862	34,357
Retail and Other	535	373	396
Total	$38,464	$36,235	$34,753
Operating Income
Natural Gas Distribution	$88,136	$88,528	$88,029
Energy Services	116,454	40,913	324,045
Segment subtotal	204,590	129,441	412,074
Intercompany expense (1)	160	—	—
Retail and Other	(3,300)	(2,191)	(23,690)
Total	$201,450	$127,250	$388,384
Net Income
Natural Gas Distribution	$42,479	$44,480	$46,870
Energy Services	71,908	21,298	188,372
Segment subtotal	114,387	65,778	235,242
Retail and Other	(477)	(497)	(13,334)
Total	$113,910	$65,281	$221,908
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Because NJR uses the non-GAAP terms of Financial margin and Net financial earnings, the Company has determined that it is appropriate to disclose these key terms by segment and business operations. A reconciliation from Operating income to Financial margin and Net income to Net financial earnings, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, are as follows:

(Thousands)	2008	2007	2006
Operating Income
Natural Gas Distribution	$88,136	$88,528	$88,029

Energy Services	116,454	40,913	324,045
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(1,839)	27,988	(269,590)
Realized (gain) loss from derivative instruments related to natural gas inventory, net of taxes	(39,250)	2,903	(710)
Financial margin – Energy Services	75,365	71,804	53,745

Retail and Other	(3,300)	(2,191)	(23,690)
Add:
Unrealized loss on derivative instruments, net of taxes	8,163	7,168	28,379
Financial margin – Retail and Other	4,863	4,977	4,689
Intercompany expenses (1)	160	—	—
Consolidated financial margin	$168,524	$165,309	$146,463

Net Income
Natural Gas Distribution	$42,479	$44,480	$46,870

Energy Services	71,908	21,298	188,372
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(1,127)	17,079	(159,838)
Realized (gain) loss from derivative instruments related to natural gas inventory, net of taxes	(23,778)	1,771	(421)
Net financial earnings – Energy Services	47,003	40,148	28,113

Retail and Other	(477)	(497)	(13,334)
Add:
Unrealized loss on derivative instruments, net of taxes	4,810	4,223	16,870
Net financial earnings – Retail and Other	4,333	3,726	3,536
Consolidated net financial earnings	$93,815	$88,354	$78,519
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

The Company’s assets for the various business segments and business operations are detailed below:

(Thousands)	2008	2007
Assets at end of period:
Natural Gas Distribution	$1,761,964	$1,565,566
Energy Services	689,992	487,482
Segment subtotal	2,451,956	2,053,048
Intercompany Assets (1)	(58,115)	(16,947)
Retail and Other	231,551	194,644
Total	$2,625,392	$2,230,745
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

14.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2008 and 2007 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

(Thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Operating revenues	$811,138	$1,177,545	$1,000,439	$827,088
Gross margin	$94,157	$62,870	$36,388	$188,191
Operating income (loss)	$54,537	$20,335	$(5,693)	$132,271
Net income (loss)	$30,185	$12,535	$(7,597)	$78,787
Earnings per share
Basic	$0.73	$0.30	$(0.18)	$1.87
Diluted	$0.72	$0.30	$(0.18)	$1.86
2007
Operating revenues	$737,401	$1,029,043	$662,218	$593,103
Gross margin	$90,286	$55,809	$87,998	$58,937
Operating income (loss)	$54,830	$16,271	$46,548	$9,601
Net income (loss)	$29,434	$7,961	$25,377	$2,509
Earnings per share
Basic	$0.71	$0.19	$0.61	$0.06
Diluted	$0.70	$0.19	$0.60	$0.06

The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

Immaterial Error

As of October 1, 2007, NJR elected to treat as derivatives all new forward physical contracts to purchase or sell natural gas entered into at NJRES, effectively not utilizing the normal purchase normal sale scope exception of SFAS 133. As such, these contracts are recorded at fair value on the Consolidated Balance Sheets and any resulting changes in fair value are recognized in Gas purchases in the Consolidated Statements of Income. Subsequent to the issuance of its third quarter financial statements for fiscal 2008, the Company became aware that it had incorrectly recorded the fair value of certain of these contracts during the second and third quarters of fiscal 2008.

The Company made a quantitative and qualitative assessment of the error and concluded that the resulting misstatements are not material. Accordingly, financial statements for the second and third quarters of fiscal 2008 have not been restated. The cumulative error has been corrected in the fourth quarter of fiscal 2008 resulting in a $5.2 million increase in reported Net income in the fourth quarter, of which approximately $1.9 million and $3.3 million related to the second and third quarters of fiscal 2008, respectively. The results for the fiscal year ended September 30, 2008 are recorded using the appropriate fair value amounts.

These errors have no impact on the economic value associated with the underlying forecasted transactions. There was no impact on reported cash flow from operations or liquidity, and these errors do not result in any future change to cash flow from operations or liquidity.

New Jersey Resources Corporation
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

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2007, the Company identified an immaterial error in the recording of certain physical natural gas transactions, which were not recorded at the appropriate fair value during the interim quarters ended March 31, 2008 and June 30, 2008, as they were valued at an incorrect price. Controls were not designed properly or operating effectively to prevent or detect these pricing errors. Natural gas prices are volatile and it is reasonably possible that the volume of these transactions could have been larger during any interim period or for the fiscal year ended September 30, 2008. The Company concluded that it was reasonably possible that this control weakness could have resulted in a material error in its Consolidated Financial Statements had the volume of these transactions been larger.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Remediation of Material Weakness

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Subsequent to the quarter and fiscal year ended September 30, 2008, in connection with the material weakness in internal control over financial reporting detailed above, the Company has implemented or will implement the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

•	improve training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s derivative instruments;

•	ensure the Company has the accounting technical expertise requirements necessary for compliance;

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

As part of the Company’s fiscal 2009 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they operate effectively. The Company anticipates that these remediation actions represent ongoing improvement measures. While the Company has taken steps to remediate the material weakness, these steps may not be adequate to fully remediate the material weakness, and additional measures may be required. The Company believes, however, these measures will fully remediate the above identified material weakness in its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2008. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption “Executive Officers of the Company.”

The Board of Directors has adopted the Principal Executive Officer and Senior Financial Officers Code of Ethics governing the chief executive officer and senior financial officers, in compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and SEC regulations and the Code of Conduct, a code for all directors, officers and employees as required by the New York Stock Exchange, or NYSE, rules (collectively, the Codes). Copies of both Codes are available free of charge on the Company’s website at http://investor.njresources.com under the caption “Corporate Governance.” A printed copy of each Code is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Codes that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company’s website.

Because the Company’s common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 20, 2008. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2.	Financial Statement Schedules–See Index to Financial Statement Schedules in Item 8.

(a) 3.	Exhibits–See Exhibit Index on page 109.

New Jersey Resources Corporation

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I—Condensed financial information of registrant for each of the three years in the period ended September 30, 2008	106

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2008	107

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation

SCHEDULE I
NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006

STATEMENTS OF INCOME

(Thousands)
Fiscal Years Ended September 30,	2008	2007	2006

Operating revenues	$—	$—	$—
Operating expenses	8,667	9,068	7,349
Operating loss	(8,667)	(9,068)	(7,349)
Other income	10,023	10,589	9,008
Interest expense, net	1,348	1,802	1,676
Income (loss) before income taxes and equity in earnings of affiliates	8	(281)	(17)
Income tax provision	(51)	(122)	(28)
Equity in earnings of subsidiaries, net of tax	113,851	65,440	221,897
Net income	$113,910	$65,281	$221,908

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2008	2007	2006

Net cash provided by operating activities	$63,886	$35,827	$43,684

Cash flows (used in) provided by investing activities:
Net repayments from associated companies	$9,584	$89,529	$45,642
Investments in affiliates	(28,242)	(58,153)	—
Cash flows (used in) provided by investing activities	$(18,658)	$31,376	$45,642

Cash flows from financing activities:
(Payments) proceeds from long-term debt	$(493)	$50,000	$—
Tax benefit from stock options exercised	630	1,761	6,791
Proceeds from common stock	16,028	18,515	25,346
Net borrowings from associated companies	2,472	2,941	3,685
Purchases of treasury stock	(11,039)	(9,024)	(40,883)
Payments of common stock dividends	(45,201)	(42,446)	(39,445)
Net payments of short-term debt	(7,550)	(88,950)	(44,900)
Cash flows used in financing activities	$(45,153)	$(67,203)	$(89,406)
Change in cash and temporary investments	$75	—	$(80)
Cash and temporary investments, beginning of year	—	—	80
Cash and temporary investments, end of year	$75	—	$—

New Jersey Resources Corporation

SCHEDULE I
NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS (Continued)

BALANCE SHEETS

(Thousands)
September 30,	2008	2007
ASSETS
Current assets	$16,377	$14,598
Investments	736,476	689,934
Intercompany receivable, net	106,587	81,047
Deferred charges and other assets	2,511	2,552
Total assets	$861,951	$788,131
CAPITALIZATION AND LIABILITIES
Current liabilities (1)	$81,039	$61,245
Long-term debt	50,000	75,000
Deferred credits and other liabilities	3,954	7,089
Common stock equity	726,958	644,797
Total capitalization and liabilities	$861,951	$788,131
(1)      Includes current portion of long-term debt.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), the unconsolidated condensed financial statements of New Jersey Resources Corporation do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $45.2 million, $41.9 million and $39.5 million during fiscal 2008, 2007 and 2006 respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006

(Thousands)
CLASSIFICATION	BEGINNING BALANCE	ADDITIONS CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2008:
Regulatory asset reserve	$2,703	$ 529	$(3,130)	$ 102
Allowance for Doubtful Accounts	$3,166	$4,422	$ (3,008)	$4,580
2007:
Regulatory asset reserve	$ 678	$2,025	$ —	$2,703
Allowance for Doubtful Accounts	$2,679	$3,174	$(2,687)	$3,166
2006:
Regulatory asset reserve	$ 290	$ 388	$ —	$ 678
Allowance for Doubtful Accounts	$5,297	$3,612	$(6,230)	$2,679
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
Date: November 21, 2008
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 21, 2008	/s/ Laurence M. Downes	November 21, 2008	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 21, 2008	/s/ Nina Aversano	November 21, 2008	/s/ Glenn C. Lockwood
	Nina Aversano Director		Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

November 21, 2008	/s/ Lawrence R. Codey	November 21, 2008	/s/ J. Terry Strange
	Lawrence R. Codey Director		J. Terry Strange Director

November 21, 2008	/s/ Donald L. Correll	November 21, 2008	/s/ David A. Trice
	Donald L. Correll Director		David A. Trice Director

November 21, 2008	/s/ M. William Howard, Jr.	November 21, 2008	/s/ William H. Turner
	M. William Howard, Jr. Director		William H. Turner Director

November 21, 2008	/s/ Jane M. Kenny	November 21, 2008	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3-1 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996 and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 6, 2008)

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

4.2(b)
Twenty-Sixth Supplemental Indenture, dated as of October 1, 1995 (incorporated by reference to Exhibit 4.2(X) to the Annual Report on Form 10-K for the year ended September 30, 1995, as filed on December 29, 1995)

4.2(c)	Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K as filed on December 29, 1997)

4.2(d)
Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998 (incorporated by reference to Exhibit 4.2(K) to the Annual Report on Form 10-K for the year ended September 30, 1998, as filed on December 24, 1998)

4.2(e)
Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998 (incorporated by reference to Exhibit 4.2(L) to the Annual Report on Form 10-K for the year ended September 30, 1988, as filed on December 24, 1998)

4.2(f)
Thirtieth Supplemental Indenture, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K for the year ended September 30, 2003, as filed on December 16, 2003)

4.2(g)
Thirty-First Supplemental Indenture, dated as of October 1, 2005 (incorporated by reference to Exhibit 4.2(I) to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.2(h)	Thirty-Second Supplemental Indenture, dated as of May 1, 2008 (incorporated by reference to Exhibit 4.2(i) to the Current Report on Form 8-K, as filed on May 20, 2008)

4.3
$225,000,000 Revolving Credit Facility Credit Agreement (the “$225,000,000 Revolving Credit Facility”) by and among NJNG, PNC Bank, NA as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, NA and Fleet National Bank, as Syndication Agents, Bank Of Tokyo-Mitsubishi Trust Company and Citicorp North America, Inc., As Documentation Agents and PNC Capital Markets, Inc., as Lead Arranger, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-2 to the Quarterly Report on Form 10-Q as filed on February 7, 2005)

4.3(a)
First Amendment dated as of August 31, 2005 to the $225,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-3A to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.3(b)
Second Amendment and Consent dated as of November 15, 2005 to the $225,000,000 Revolving Credit Facility, dated as of December 16, 2004 (incorporated by reference to Exhibit 4-3B to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.4
$325,000,000 Revolving Credit Facility Credit Agreement (the “$325,000,000 Revolving Credit Facility”) by and among the Company, the guarantors thereto, PNC Bank, NA as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, NA and l Bank of America, N.A., as Syndication Agents, Bank Of Nova Scotia and Citibank, N.A., as Documentation Agents and PNC Capital Markets LLC., as Lead Arranger, dated as of December 13, 2007 (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q as filed on February 6, 2008)

4.5	$30,000,000 Credit Agreement by and among the Company, NJR Energy Services Company, as the Borrowers, and Bank of Tokyo-Mitsubishi UFJ Trust Company, as the Bank, dated as of October 12, 2006

New Jersey Resources Corporation

Exhibit Number	Exhibit Description

4.6
$60,000,000 Note Purchase Agreement by and among NJNG and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.7
$25,000,000 Note Purchase Agreement by and among NJR and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-2 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.8
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.9
$125,000,000 Note Purchase Agreement dated as of May 15, 2008, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K, as filed on May 20, 2008)

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

New Jersey Resources Corporation

Exhibit Number	Exhibit Description

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

10.16**	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed on November 13, 2008)

10.17**	The Company’s 2007 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 12, 2007)

10.18**	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 25, 2007)

10.19**	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on January 25, 2007)

10.20**	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on January 25, 2007)

10.21**	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 4, 2008)

10.22
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

10.23	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.24	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act*

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act* †

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act* †

[Missing Graphic Reference]

*   Filed herewith
**   Denotes compensatory plans or arrangements or management contracts

†      This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.