Form 10-Q
period 2008-12-31
NEW JERSEY RESOURCES CORP
filed 2009-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

               The number of shares outstanding of $2.50 par value Common Stock as of February 4, 2009 was 42,318,558.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2009 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

•	weather and economic conditions;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas commodity prices and its impact on customer usage, cash flow, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•
continued volatility or seizure of the credit markets that would result in the decreased availability and access to credit at NJR to fund and support physical gas inventory purchases and other working capital needs at NJRES, and all other non-regulated subsidiaries, as well as negatively affect access to the commercial paper market and other short-term financing markets at NJNG to allow it to fund its commodity purchases and meet its short-term obligations as they come due;

•	the impact to the asset values and funding obligations of NJR’s pension and postemployment benefit plans as a result of a continuing downturn in the financial markets;
•	increases in borrowing costs associated with variable-rate debt;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, including the possible expiration of the Conservation Incentive Program (CIP);
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended December 31,
(Thousands, except per share data)	2008	2007

OPERATING REVENUES	$801,304	$811,138

OPERATING EXPENSES
Gas purchases	698,145	684,694
Operation and maintenance	36,408	32,179
Regulatory rider expenses	13,561	12,165
Depreciation and amortization	7,361	9,403
Energy and other taxes	23,633	18,160
Total operating expenses	779,108	756,601
OPERATING INCOME	22,196	54,537
Other income	858	1,528
Interest expense, net	6,547	7,810
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	16,507	48,255
Income tax provision	5,245	18,494
Equity in earnings of affiliates, net of tax	514	424
NET INCOME	$11,776	$ 30,185

EARNINGS PER COMMON SHARE
BASIC	$0.28	$0.72
DILUTED	$0.28	$0.72
DIVIDENDS PER COMMON SHARE	$0.31	$0.27
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,170	41,678
DILUTED	42,495	41,928

See Notes to Unaudited Condensed Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,776	$ 30,185
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	7,086	3,080
Depreciation and amortization	7,581	9,478
Allowance for funds (equity) used during construction	—	(373)
Deferred income taxes	(4,794)	8,549
Manufactured gas plant remediation costs	(5,875)	(4,041)
Equity in earnings from investments, net of distributions	(514)	1,512
Cost of removal – asset retirement obligations	(19)	(177)
Contributions to employee benefit plans	(182)	(150)
Changes in:
Components of working capital	(41,153)	(57,844)
Other noncurrent assets	(38,448)	2,423
Other noncurrent liabilities	27,582	833
Cash flows used in operating activities	(36,960)	(6,525)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(18,207)	(13,526)
Real estate properties and other	(145)	(168)
Cost of removal	(1,462)	(1,208)
Investments in equity investees and other	(21,000)	(2,998)
Withdrawal from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(36,614)	(17,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,196	4,192
Tax benefit from stock options exercised	972	547
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(30,973)	(937)
Purchases of treasury stock	(1,126)	(10,071)
Payments of common stock dividends	(11,776)	(10,633)
Net proceeds from short-term debt	87,350	32,547
Cash flows from financing activities	56,911	23,130
Change in cash and temporary investments	(16,663)	(1,295)
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$ 25,963	$ 3,845
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(96,726)	$(194,958)
Inventories	108,055	33,940
Underrecovered gas costs	25,017	(18,883)
Gas purchases payable	(43,369)	96,217
Prepaid and accrued taxes, net	43,830	31,043
Accounts payable and other	(6,541)	(1,017)
Restricted broker margin accounts	(51,882)	(881)
Customers’ credit balances and deposits	(24,957)	7,299
Other current assets	5,420	(10,604)
Total	$(41,153)	$ (57,844)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$4,185	$6,434
Income taxes	$1,427	$2,661
See Notes to Unaudited Condensed Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	December 31,	September 30,
(Thousands)	2008	2008

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,384,312	$1,366,237
Real estate properties and other, at cost	29,953	29,808
	1,414,265	1,396,045
Accumulated depreciation and amortization	(385,879)	(378,759)
Property, plant and equipment, net	1,028,386	1,017,286

CURRENT ASSETS
Cash and temporary investments	25,963	42,626
Customer accounts receivable
Billed	258,827	227,132
Unbilled revenues	75,008	9,417
Allowance for doubtful accounts	(5,140)	(4,580)
Regulatory assets	21,080	51,376
Gas in storage, at average cost	370,488	478,549
Materials and supplies, at average cost	5,116	5,110
Prepaid state taxes	9,641	37,271
Derivatives, at fair value	224,123	208,703
Broker margin account	74,884	41,277
Other	12,517	12,785
Total current assets	1,072,507	1,109,666

NONCURRENT ASSETS
Investments in equity investees and other	139,970	115,981
Regulatory assets	407,014	340,670
Derivatives, at fair value	27,226	24,497
Restricted cash construction fund	—	4,200
Other	12,284	13,092
Total noncurrent assets	586,494	498,440
Total assets	$2,687,387	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	December 31,	September 30,
(Thousands)	2008	2008

CAPITALIZATION
Common stock equity	$ 736,496	$ 726,958
Long-term debt	460,708	455,117
Total capitalization	1,197,204	1,182,075

CURRENT LIABILITIES
Current maturities of long-term debt	30,844	60,119
Short-term debt	265,550	178,200
Gas purchases payable	272,147	315,516
Accounts payable and other	43,375	61,735
Dividends payable	13,099	11,776
Deferred and accrued taxes	27,491	24,720
New Jersey clean energy program	12,513	3,056
Derivatives, at fair value	204,174	146,320
Broker margin account	10,797	29,072
Customers’ credit balances and deposits	38,500	63,455
Total current liabilities	918,490	893,969

NONCURRENT LIABILITIES
Deferred income taxes	232,038	239,703
Deferred investment tax credits	7,112	7,192
Deferred revenue	8,910	9,090
Derivatives, at fair value	20,315	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	53,846	52,272
Regulatory liabilities	61,820	63,419
New Jersey clean energy program	34,030	—
Asset retirement obligation	24,768	24,416
Other	8,624	7,510
Total noncurrent liabilities	571,693	549,348
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,687,387	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by New Jersey Resources Corporation (NJR or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2008 balance sheet data is derived from the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2008 Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas Company (NJNG), NJR Energy Services Company (NJRES), NJR Retail Holdings Corporation (Retail Holdings), NJR Energy Investment Corporation (NJREI) and NJR Service Company (NJR Service). Intercompany transactions and accounts have been eliminated. NJREI’s primary subsidiaries are NJR Energy Corporation (NJR Energy) and NJR Steckman Ridge Storage Company. NJR Energy invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline Company (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois). NJR Steckman Ridge Storage Company holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was acquired and is being developed with a partner in western Pennsylvania. Retail Holdings’ two principal subsidiaries are NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature.  Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2009.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	December 31,		September 30,
(Thousands)	2008		2008
NJNG	$ 62,824	24%	$ 21,398	9%
NJRES	188,135	73	198,902	88
NJRHS and other	7,868	3	6,832	3
Total	$258,827	100%	$227,132	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	December 31,		September 30,
	2008		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$163,808	19.4	$189,828	22.1
NJRES	206,680	30.6	288,721	27.6
Total	$370,488	50.0	$478,549	49.7

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

Effective October 1, 2008 NJR adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities, with the exception of its pension assets. NJR will apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities that are not measured at least annually prospectively on October 1, 2009. SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of SFAS 157 did not have a material impact on NJR’s financial position or results of operations. See Note 4, Fair Value Measurements, for more information on the adoption of SFAS 157, as well as the required disclosures.

On April 10, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (FSP FIN 39-1), Amendment of FASB Interpretation No. 39. FSP FIN 39-1 provides additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset the fair values of amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. FSP FIN 39-1 became effective for fiscal years beginning after November 15, 2007. As NJR’s policy has been to present its derivative positions and any receivables or payables with the same counterparty on a gross basis, FSP FIN 39-1 had no impact on its statement of financial position and results of operations.

Other Recently Issued Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can elect either the fair value option according to a pre-existing policy, when the asset or liability is first recognized, or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities, for which the Company chooses to apply the fair value option, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 became effective for NJR as of October 1, 2008; however, since the Company did not elect the fair value option for any items, the provisions of SFAS 159 do not impact our results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impacts on the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. NJR will adopt SFAS 161 during the second quarter of fiscal year 2009 and is evaluating the effect of adoption on its footnote disclosures.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	REGULATION

October Base Rate Order

As a result of increases in NJNG’s operation, maintenance and capital costs, on November 20, 2007, NJNG petitioned the New Jersey Board of Public Utilities (BPU) to increase base rates for delivery service by approximately $58.4 million, which included a return on NJNG’s equity component of 11.5 percent. This request was consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments.

On October 3, 2008, the BPU unanimously approved and made effective the settlement of NJNG’s base rate case. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate, received an allowed return on equity component of 10.3 percent, reduced its depreciation expense component from 3.0 percent to 2.34 percent and reduced its annual depreciation expense by $1.6 million as a result of the amortization of previously recovered asset retirement obligations.

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

In May 2008, NJNG filed its Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2008, requesting an additional $6.8 million and approval to modify its CIP recovery rates effective October 1, 2008. The additional amount brought the total recovery requested to $22.4 million. On October 3, 2008, the BPU approved the CIP petition on a provisional basis, effective the date of the Board Order. It is anticipated that NJNG will file a petition in the spring of 2009 to extend its CIP or implement a similar mechanism on a permanent basis, to be effective October 1, 2009.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the three-year term of the CIP pilot program. As of December 31, 2008, NJNG had a remaining liability of $662,000 related to these programs.

Basic Gas Supply Service (BGSS)

BGSS is a BPU approved rate mechanism designed to allow for the recovery of natural gas commodity costs. NJNG periodically adjusts its periodic BGSS rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers.

In May 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008, that would increase an average residential heating customer’s bill by approximately 18 percent due to an increase in the price of wholesale natural gas. Subsequent to the time of the filing, wholesale natural gas prices moderated, and on September 22, 2008, NJNG, the Staff of the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008, the BPU approved the BGSS increase on a provisional basis, effective the date of the Board Order.

On December 17, 2008, NJNG provided notice that it would implement a $30 million BGSS-related rate credit that will lower sales customers’ bills in January and February 2009. This rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20 percent to 15 percent effective November 1, 2007. In October 2008, the Board’s base rate order provided for the extension of the incentive programs through October 31, 2011, along with a moderate expansion of the storage incentive and FRM programs.

Societal Benefits Charge (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components: a Universal Service Fund rider (USF), a Manufactured Gas Plant (MGP) Remediation Adjustment (RA), and the New Jersey Clean Energy Program (NJCEP). In February 2008, NJNG filed an application regarding its SBC proposing no change to the rates previously approved in October 2007 (February 2008 SBC filing). On January 27, 2009, NJNG filed an application regarding its SBC to increase its RA factor and its NJCEP factor while maintaining its effective rate on USF (January 2009 SBC filing). The January 2009 SBC filing is subject to BPU staff and Rate Counsel review and must be approved by the BPU prior to implementing the new SBC rates.

USF

Through the USF, eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through the USF rider in the SBC. NJNG recovers carrying costs on deferred USF balances.

In June 2008, the natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF recovery rate effective October 1, 2008. In the BPU’s October 21, 2008 Order, the USF increase was approved on a provisional basis, effective October 24, 2008 and it also approved interest on USF deferred balances at the Treasury Constant Maturity 2-year rate, plus 60 basis points, net of tax, with the rate changing on a monthly basis. NJNG believes the increase has a negligible impact on customers.

MGP

In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. The February 2008 SBC filing included MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. The January 2009 SBC filing included MGP remediation expenditures incurred through June 30, 2008 resulting in an expected annual recovery of $20.7 million.

New Jersey Clean Energy Program (NJCEP)

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for NJCEP for the period from January 1, 2009 to December 31, 2012. NJNG’s share of the total funding requirement of $1.2 billion is $50.8 million. Accordingly, as of December 31, 2008 NJNG recorded the obligation and a corresponding regulatory asset at a present value of $44.3 in the Unaudited Condensed Consolidated Balance Sheets. NJNG’s annual obligation gradually increases from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012. As of December 31, 2008, NJNG also has a $2.2 million obligation remaining from the January 1, 2005 to December 31, 2008 period. The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

WNC

As of December 31, 2008, NJNG has a $629,000 unrecovered balance related to gross margin variations incurred during the fiscal 2006 winter period. On October 3, 2008, the BPU provisionally approved a decrease to NJNG’s WNC rate, effective the date of the Board Order, to fully recover its remaining WNC balance.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Economic Stimulus

On January 20, 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. If approved, the Accelerated Infrastructure Investment Program (AIP) will allow NJNG to accelerate $70.8 million of previously planned infrastructure projects, maintaining safe and reliable service to NJNG’s customers while increasing workforce development. Proposed as a 2-year program, the AIP will be funded through an annual adjustment to customers’ base rates. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requests BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE costs of approximately $22.9 million over a 4-year period through a clause mechanism similar to the SBC. Both programs include the recovery of NJNG’s overall cost of capital.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2008	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$ 2,977	$ 27,994	Less than one year (1)
WNC	629	919	Less than one year (2)
CIP	17,474	22,463	Less than one year (3)
Total current	$ 21,080	$ 51,376
Regulatory assets–noncurrent
Remediation costs (Notes 2 and 13)
Expended, net of recoveries	$ 91,346	$ 92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	1,275	2,397	(6)
Deferred income and other taxes	12,624	12,726	Various (7)
Derivatives (Note 3)	77,528	49,610	(8)
Postemployment benefit costs (Note 10)	52,472	52,519	(9)
SBC/Clean Energy	51,539	10,524	Various (10)
Total noncurrent	$407,014	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity has been recorded since October 1, 2006 due to the existence of the CIP.

(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $6.6 million relating to the weather component of the calculation and approximately $10.9 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(6)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $523,000 relating to the weather component of the calculation and approximately $752,000 relating to the customer usage component of the calculation.

(7)	Recoverable without interest, subject to BPU approval.
(8)	Recoverable, subject to BPU approval, through BGSS, without interest.
(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans).

(10)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2008	September 30, 2008
Regulatory liabilities–noncurrent
Cost of removal obligation (1)	$61,820	$63,419
Total-noncurrent	$61,820	$63,419
(1)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $21.3 million, including accretion of $370,000 for the three months ended December 31, 2008, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of December 31, 2008 (see Note 11. Asset Retirement Obligations).

3.	DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To manage the risk of such fluctuations, the Company and its subsidiaries enter into financial futures and forward contracts, option agreements and swap agreements to economically hedge future purchases and sales of natural gas. Due to the nature of these arrangements, they qualify as derivatives in accordance with FAS 133.

Effective October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of new contracts are included in earnings, and are not accounted for using the “normal purchase normal sales” (normal) scope exception of SFAS 133. As well, effective October 1, 2008, due to changes in the Company’s ability to assert physical delivery, the Company is no longer treating physical commodity contracts executed prior to October 1, 2007 as normal. Therefore, all NJRES physical commodity contracts are accounted for at fair value in the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJNG and NJR Energy continue to be designated as normal and accounted for under accrual accounting.

All of the Company’s financial derivative instruments (financial futures, options or swaps), are accounted for in accordance with SFAS 133 and recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. Changes in fair value are recorded as a component of Gas purchases or Operating revenues, for NJRES and NJR Energy, respectively, in the Unaudited Condensed Consolidated Statements of Income as unrealized gains or losses. Changes in fair value of NJNG’s financial derivative instruments are recorded as a component of Regulatory assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets, as these amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

The Company enters into financial derivative instruments as an economic hedge of the purchase and sale of natural gas. These derivatives are marked at fair value and recognized in the Unaudited Condensed Consolidated Statements of Income as a component of Gas purchases, or Operating revenues, as appropriate, in the current period. However, the change in value of the actual physical natural gas purchase is recognized in income only when that natural gas has been sold, which is normally in a future period. Therefore, mismatches between the timing of recognizing gains or losses on the derivative instruments and the timing of the actual sale of the natural gas that is being economically hedged creates volatility in the results of NJR, although the Company’s true economic results are unaffected.

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	December 31, 2008	September 30, 2008
NJNG broker margin deposit	$74,884	$41,277
NJRES broker margin (liability)	$(10,797)	$(29,072)

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE MEASUREMENTS

As noted in Note 1, General, NJR adopted SFAS 157 and has applied the provisions to its financial assets and liabilities, which include financial derivatives, physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. SFAS 157 defines and establishes a framework for measuring fair value. SFAS 157 requires that companies consider assumptions market participants would make when pricing assets and liabilities that are required to be recognized at fair value in accordance with previously issued accounting pronouncements.

SFAS 157 also requires additional disclosures that are intended to convey the reliability of price inputs used to determine fair value. To facilitate this, SFAS 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the source of the data used to develop the price inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and include the following:

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR’s Level 1 assets and liabilities include primarily exchange traded financial derivative contracts and listed equities;

Level 2
Significant price data, other than Level 1 quotes, that is observed either directly or indirectly; NJR’s level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components. These additional adjustments are not considered to be significant to the ultimate recognized values.

Level 3
Inputs derived from a significant amount of unobservable market data; these include NJR’s best estimate of fair value and are derived primarily through the use of internal valuation methodologies. Certain of NJR’s physical commodity contracts that are to be delivered to inactively traded points on a pipeline are included in this category.

NJNG’s, NJRES’ and NJR Energy’s financial derivatives portfolios can consist of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over the counter physical forward commodity contracts.  However, NJRES also engages in transactions which result in transporting natural gas to delivery points for which there is no actively quoted market price. In these cases, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which include estimates extrapolated from broker quotes or pricing services. As of December 31, 2008, less than 1 percent of total fair value of NJRES’ derivative assets and liabilities was derived using such inputs.

NJR Energy uses NYMEX settlement prices to value its long-dated swap contracts. NJR also has available for sale securities and other financial assets that include listed equities, mutual funds and money market funds for which there are active exchange quotes available.

When NJR determines fair values, we adjust measurements, as needed, for credit risk associated with counterparties, as well as our own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable Standard and Poor’s issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk. As of December 31, 2008, NJR further adjusted certain fair values, based on the change in a market index that tracks the credit default swaps of investment grade companies, to factor in the current instability in the credit markets.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS 157 did not have a material impact to NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:
Physical forward commodity contracts	$ —	$ 20,678	$123	$20,801
Financial derivative contracts	148,973	81,575	—	230,548
Available for sale securities (1)	8,887	—	—	8,887
Other assets	1,690	—	—	1,690
Total assets at fair value	$159,550	$102,253	$123	$261,926

LIABILITIES:
Physical forward commodity contracts	—	$ 19,946	$ —	$19,946
Financial derivative contracts	$ 166,068	38,475	—	204,543
Other liabilities	1,690	—	—	1,690
Total liabilities at fair value	$167,758	$ 58,421	$ —	$226,179
(1) Included in Investments in equity investees and other in the Unaudited Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Derivatives	Other	Total
Beginning balance – October 1, 2008	$5,342	$ —	$5,342
Total gains (losses) realized and unrealized	136	—	136
Purchases, sales, other settlements, net	(899)	—	(899)
Net transfers in and/or out of level 3	(4,448)	—	(4,448)
Ending balance - December 31, 2008	$ 131	$ —	$ 131

NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities beginning on October 1, 2009.

5.	INVESTMENTS IN EQUITY INVESTEES AND OTHER

NJR’s Investments in equity investees and other include the following investments:

(Thousands)	December 31, 2008	September 30, 2008
Steckman Ridge	$106,457	$ 84,285
Iroquois	24,497	23,604
Other	9,016	8,092
Total	$139,970	$115,981

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR’s investment in Steckman Ridge increased $22.2 million during the three months ended December 31, 2008, including cash investments of $21 million and capitalized costs of $1.2 million.

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

The following is summarized financial information for Iroquois:
	Three Months Ended
	December 31,
(Millions)	2008	2007
Operating revenues	$41.8	$38.8
Operating income	$21.7	$19.3
Net income	$ 9.5	$ 7.6

(Millions)	December 31, 2008	September 30, 2008
Current assets	$ 52.6	$ 64.2
Noncurrent assets	$753.4	$729.2
Current liabilities	$ 49.8	$ 39.3
Noncurrent liabilities	$334.9	$348.9

6.	EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended December 31,
(Thousands, except per share amounts)	2008	2007
Net Income, as reported	$11,776	$30,185
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,170	41,678
Basic earnings per common share	$0.28	$0.72
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,170	41,678
Incremental shares (1)	325	250
Weighted average shares of common stock outstanding–diluted	42,495	41,928
Diluted earnings per common share	$0.28	$0.72
(1)	Incremental shares consist of stock options, stock awards and performance units.

7.	DEBT

NJR

On December 13, 2007, NJR entered into a $325 million, five-year, revolving, unsecured credit facility. As of December 31, 2008, NJR had $62 million in borrowings outstanding under the facility.

As of December 31, 2008, NJR had one letter of credit outstanding for $675,000 on behalf of CR&R, which will expire on December 3, 2009. The letter of credit is in place to support development activities.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 15, 2008, NJR entered into an agreement for a stand-alone letter of credit that may be drawn upon through February 15, 2009 for up to $15 million. No amounts have been drawn under this letter of credit as of December 31, 2008.

NJNG

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009 for up to $50 million. As of December 31, 2008, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

As of December 31, 2008, NJNG has a $250 million committed facility with several banks, with a 5-year term expiring in December 2009. This facility is used to support NJNG’s commercial paper program.

NJNG received $6.3 million and $7.5 million in December 2008 and 2007, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the three months ended December 31, 2008, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined in the EDA ARS as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of December 31, 2008, the 30-day LIBOR rate was 0.44 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.8 percent as of December 31, 2008, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to return interest rates below their maximum rate.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds. NJNG deposited $15.0 million of the proceeds into a construction fund to finance subsequent construction in the northern division of NJNG’s territory. NJNG drew down $10.8 million from the construction fund prior to fiscal year 2008 and drew down the remaining $4.2 million during the first quarter of fiscal 2009.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of December 31, 2008, NJRES had a 3-year, $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of December 31, 2008.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated

There were no issuances or redemptions of long-term debt securities for NJR or NJRES during the three months ended December 31, 2008.

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	December 31,	September 30,
(Thousands)	2008	2008
NJR
Long - term debt (1)	$ 75,000	$ 75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period	$ 62,000	$ 32,700
Weighted average interest rate at end of period	0.78%	2.46%
NJNG
Long - term debt (2)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period	$203,550	$145,500
Weighted average interest rate at end of period	1.19%	2.31%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding at end of period	—	—
Weighted average interest rate at end of period	—	—
(1)	Amounts are comprised of $25.0 million issued in March 2004, maturing in March 2009, and $50.0 million issued in September 2007, maturing in September 2017.
(2)	Long-term debt excludes lease obligations of $66.7 million and $60.4 million at December 31, 2008 and September 30, 2008, respectively.

8.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Allowance for Funds Used During Construction, (AFUDC) included in Utility plant, and capitalized interest included in Real estate properties and other and Investments in equity investees and other on the Unaudited Condensed Consolidated Balance Sheets, are as follows:

(Thousands)	Three Months Ended December 31,
	2008	2007
AFUDC – Utility plant	$258	$535
Weighted average rate	4.00%	8.31%

Capitalized interest – Real estate properties and other	$—	$36
Weighted average interest rates	—%	5.08%

Capitalized interest – Investments in equity investees and other	$843	$855
Weighted average interest rates	5.50%	5.98%

The AFUDC amounts shown in the table above for the three months ended December 31, 2007 include an equity component based on NJNG’s prior return on equity rate of 11.5 percent. As a result of the BPU’s Base Rate Order issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation and a return on equity rate of 10.3 percent (see Note 2. Regulation). Effective October 3, 2008, NJNG is allowed to recover an incremental cost of equity component during periods when its short-term debt balances are lower than its construction work in progress. For the three months ended December 31, 2008, AFUDC only includes a debt component.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR, through its CR&R subsidiary, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 5. Investments in Equity Investees and other).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $563,000 and $738,000 of deferred interest related to these SBC program costs for period ended December 31, 2008 and 2007, respectively.

9.	STOCK-BASED COMPENSATION

On November 11, 2008, the Company granted 106,730 restricted shares that vested immediately. On the same date the Company also granted 8,481 shares that vested immediately and were issued on November 17, 2008. As of December 31, 2008, 2,448,586 and 107,203 shares, respectively, remain available for future awards to employees and directors.

During the first three months of fiscal 2009, included in operation and maintenance expense is $711,000 related to stock-based compensation. As of December 31, 2008 there remains $1.9 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 3 years.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended December 31,		Three Months Ended December 31,
(Thousands)	2008	2007	2008	2007
Service cost	$ 678	$ 728	$ 584	$ 488
Interest cost	1,937	1,648	1,006	821
Expected return on plan assets	(2,188)	(2,183)	(647)	(583)
Recognized actuarial loss	139	275	319	262
Prior service cost amortization	14	14	20	20
Special termination benefit	—	—	89	89
Net periodic cost	$ 580	$ 482	$1,371	$1,097

For fiscal 2009, the Company has no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. It is anticipated that the annual funding level to the OPEB plans will range from $1.2 million to $1.4 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the period ended December 31, 2008:

(Thousands)
Balance at October 1, 2008	$24,416
Accretion	371
Additions	—
Retirements	(19)
Balance at December 31, 2008	$24,768

Accretion amounts are not reflected as an expense on NJR’s Unaudited Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12.	INCOME TAXES

As of September 30, 2008 the Company had a FIN 48 (Reserve for Uncertain Tax Positions) balance of $6.5 million. During the first quarter of fiscal year 2009, the company settled a tax court case with the State of New Jersey, which resulted in a decrease to the reserve balance of $2.7 million.

Over the next twelve months the company expects to finalize the September 30, 2005 Internal Revenue Service (IRS) tax audit, which is expected to result in an additional reduction to the remaining FIN 48 balance of $3.8 million. The $3.8 million relates to one issue which has been settled favorably and will result in no changes to the company’s tax liability related to the issue. As such the FIN 48 reserve is expected to be released during fiscal 2009.

Currently the company has no reason to believe that there will be any new additions to the FIN 48 reserve.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $87.6 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of December 31, 2008, NJRES had contractual obligations for current annual demand charges related to storage contracts and pipeline capacity contracts of $27.3 million and $52.2 million, respectively.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, there were NJR guarantees covering approximately $421 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet. Commitments as of December 31, 2008 for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES
Natural gas purchases	$600,177	$109,213	$ —	$ —	$ —	$ —
Storage demand fees	27,266	18,136	12,735	9,791	2,235	1,913
Pipeline demand fees	52,242	31,792	15,743	6,265	5,298	4,940
Sub-total NJRES	$679,685	$159,141	$ 28,478	$16,056	$ 7,533	$ 6,853
NJNG
Natural gas purchases	$ 76,054	$ 16,123	$ —	$ —	$ —	$ —
Storage demand fees	21,873	18,996	10,842	7,392	7,042	2,347
Pipeline demand fees	65,725	78,253	76,948	71,597	71,483	297,474
Sub-total NJNG	$163,652	$113,372	$ 87,790	$78,989	$78,525	$299,821
Total	$843,337	$272,513	$116,268	$95,045	$86,058	$306,674

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
NJRES	$28.5	$27.6
NJNG	20.5	18.7
Total	$49.0	$46.3

NJNG’s capital expenditures are estimated at $77.3 million for fiscal 2009, of which approximately $18.4 million has been committed, and consists primarily of its construction program to support customer growth, maintenance of its distribution system, replacement needed under pipeline safety regulations and an automated meter reading installation project.

The Company’s future minimum lease payments under various operating leases are less than $3.2 million annually for the next five years and $1.6 million in the aggregate for all years thereafter.

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

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In February 2008, NJNG filed an application regarding its SBC which included MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through June 30, 2008 resulting in an expected annual recovery of $20.7 million. As of December 31, 2008, $91.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

In September 2008, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the three MGP sites for which it is responsible will range from approximately $120.2 million to $177.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $120.2 million on the Unaudited Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in Part II Item 1 of this Form 10-Q, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

Information related to the Company’s various business segments and other operations, excluding capital expenditures, which are presented in the Unaudited Condensed Consolidated Statements of Cash Flows, is detailed below.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other operations consist of appliance and installation services, commercial real estate development, investments and other corporate activities.

	Three Months Ended
	December 31,
(Thousands)	2008	2007
Operating Revenues
Natural Gas Distribution	$340,908	$284,360
Energy Services	463,094	520,211
Segment Subtotal	804,002	804,571
Retail and Other	(2,654)	6,631
Intercompany revenues (1)	(44)	(64)
Total	$801,304	$811,138
Depreciation and Amortization
Natural Gas Distribution	$7,161	$9,233
Energy Services	51	53
Segment Subtotal	7,212	9,286
Retail and Other	149	117
Total	$7,361	$9,403
Operating Income (Loss)
Natural Gas Distribution	$42,186	$31,602
Energy Services	(9,378)	22,563
Segment Subtotal	32,808	54,165
Retail and Other	(10,658)	372
Intercompany expenses (1)	46	—
Total	$22,196	$54,537
Interest Income (2)
Natural Gas Distribution	$658	$1,202
Energy Services	17	107
Segment Subtotal	675	1,309
Retail and Other	6	55
Total	$681	$1,364
Interest Expense, net
Natural Gas Distribution	$6,460	$6,119
Energy Services	(24)	877
Segment Subtotal	6,436	6,996
Retail and Other	111	814
Total	$6,547	$7,810
Income Tax Provision (Benefit)
Natural Gas Distribution	$13,336	$10,045
Energy Services	(3,727)	8,666
Segment Subtotal	9,609	18,711
Retail and Other	(4,364)	(217)
Total	$5,245	$18,494
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation (2) Included in Other income in the Unaudited Condensed Consolidated Statement of Income

NEW JERSEY RESOURCES CORPORATION
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of Net financial earnings to consolidated Net Income, for the three months ended December 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2008	2007
Reconciliation of net financial earnings to consolidated net income:
Natural Gas Distribution	$23,074	$16,670
Energy Services	9,383	19,092
Retail and Other	21	545
Consolidated Net Financial Earnings	32,478	36,307
Less:
Unrealized loss from derivative instruments, net of taxes	4,122	3,080
Realized loss from derivative instruments related to natural gas inventory, net of taxes	16,580	3,042
Consolidated Net Income	$11,776	$30,185

    The Company’s assets for the various business segments and business operations are detailed below:

	December 31,	September 30,
(Thousands)	2008	2008
Assets at end of period:
Natural Gas Distribution	$1,868,319	$1,761,964
Energy Services	629,310	689,992
Segment Subtotal	2,497,629	2,451,956
Retail and Other	232,246	231,551
Intercompany Assets (1)	(42,488)	(58,115)
Total	$2,687,387	$2,625,392
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

For the three months ended December 31, 2008, NJRES had one customer who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

15.	OTHER

At December 31, 2008, there were 42,256,517 shares of common stock outstanding and the book value per share was $17.43.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the New England region and Canada through its two principal subsidiaries, New Jersey Natural Gas Company (NJNG) and NJR Energy Services Company (NJRES).

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

The retail and other business operations (Retail and Other) includes NJR Energy (NJRE), an investor in energy-related ventures, most significantly through NJNR Pipeline Company, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, which is being jointly developed and constructed with a partner in western Pennsylvania; NJR Investment Company, which makes energy-related equity investments; NJR Home Services Company (NJRHS), which provides service, sales and installation of appliances; Commercial Realty and Resources Corporation (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Net income and assets by business segment and business operations for the three months ended December 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended December 31,
(Thousands)	2008		2007
Net Income (Loss)
Natural Gas Distribution	$23,074	196%	$16,670	55%
Energy Services	(5,614)	(48)	13,150	44
Retail and Other	(5,684)	(48)	365	1
Total	$11,776	100%	$30,185	100%

	December 31,		September 30,
(Thousands)	2008		2008
Assets
Natural Gas Distribution	$1,868,319	70%	$1,761,964	67%
Energy Services	629,310	23	689,992	26
Retail and Other	232,246	9	231,551	9
Intercompany Assets (1)	(42,488)	(2)	(58,115)	(2)
Total	$2,687,387	100%	$2,625,392	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES and NJR Energy account for certain of their derivative instruments (financial futures, swaps and options) used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). Effective October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

 value of new contracts are included in earnings, and are not accounted for using the “normal purchase normal sales” (normal) scope exception of SFAS 133. In addition, effective October 1, 2008, due to changes in the Company’s ability to assert physical delivery, the Company is no longer treating physical commodity contracts executed prior to October 1, 2007 as normal. Therefore, all NJRES physical commodity contracts are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJNG and NJR Energy continue to be designated as normal and accounted for under accrual accounting.

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

Unrealized losses and gains at NJRES and NJR Energy are the result of changes in the fair value of natural gas futures and fixed and basis swaps, as applicable, used to economically hedge future natural gas purchases, sales and transportation. Realized gains and losses at NJRES include the settlement of natural gas futures instruments used to economically hedge natural gas purchases in inventory that have not been sold.

Included in Net income are unrealized gains and (losses) in the Energy Services segment of $1.6 million and $(2.9) million, after taxes, for the three-month period ended December 31, 2008 and 2007, respectively. Also included in Net income are realized (losses) of $(16.6) million and $(3.0), after taxes, for the three-month period ended December 31, 2008 and 2007, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory at December 31, 2008 and 2007, respectively.

Included in Net income are unrealized (losses) in the Retail and Other business operations of $(5.7) million and $(180,000), after taxes, for the three-month period ended December 31, 2008 and 2007, respectively.

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

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), on the implementation and continuing review of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•
Managing its new customer growth rate, which is expected to be approximately 1.3 percent over the next two years. In fiscal 2009 and 2010, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this growth would increase utility gross margin under its base rates as provided by approximately $3.6 million annually, as calculated under NJNG’s CIP tariff;

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

Based upon increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for its natural gas delivery service. This base rate filing was consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return.

On October 3, 2008, the BPU unanimously approved and made effective the settlement of NJNG’s base rate case. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the CIP baseline usage rate, received an allowed return on equity component of 10.3 percent, reduced its depreciation expense component from 3.0 percent to 2.34 percent and reduced its annual depreciation expense of $1.6 million as a result of the amortization of previously recovered asset retirement obligations.

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.3 percent, and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued margin amounts. In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP. It is anticipated that NJNG will file a petition in the spring of 2009 to extend its CIP or implement a similar mechanism on a permanent basis, to be effective October 1, 2009

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of December 31, 2008 and September 30, 2008, the obligation to fund these conservation programs was recorded at its present value of $662,000 and $864,000, respectively on the Unaudited Condensed Consolidated Balance Sheets.

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

NJRES views “financial margin” as a financial measurement metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and realized gains and losses associated with financial instruments economically hedging natural gas in storage and not yet sold as part of a planned transaction. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions and therefore is more representative of the overall expected economic result.

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

NJRES also focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions of the United States and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

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

Retail and Other Business Operations

As part of the Retail and Other business operations NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets are natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a significant growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois (regulated rate) and Steckman Ridge (anticipated market-based rate), which is currently under development, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses included as part of Retail and Other include NJRHS, which provides service, sales and installation of appliances to over 144,000 customers and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. NJR anticipates that Steckman Ridge will be placed in service during the summer of 2009. As of December 31, 2008, NJR has invested $99.7 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2008. NJR’s critical accounting policies have not changed materially from those reported in the 2008 Annual Report on Form 10-K with the exception of the following:

Derivative Instruments

Derivative activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, (SFAS 133) under which NJR records the fair value of derivatives held as assets and liabilities. In addition, NJRES also treats contracts for the purchase or sale of natural gas as derivatives and, therefore, records them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

NJRES previously applied the “normal purchase normal sale” (normal) scope exception for certain physical commodity contracts that were executed prior to October 1, 2007 which otherwise qualified as derivatives. Based on current conditions in the credit markets and developments within the natural gas industry, NJRES has determined that the probability of physical delivery with these counterparties could potentially diminish and, therefore, these contracts meet the requirements, outlined in SFAS 133, to continue applying the normal scope exception. As a result, NJRES will no longer recognize these contracts at cost. Effective October 1, 2008, NJRES will treat these contracts as derivatives and record them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

Effective October 1, 2008, NJR began applying the provisions of SFAS 157 Fair Value Measurement (see Note 5, Fair Value Measurements). As a result of the adoption of SFAS 157, NJR implemented procedures to evaluate its own credit profile to determine an appropriate valuation adjustment to the recorded amount of its derivative liabilities. NJR uses historical default probabilities corresponding to Standard and Poor’s issuer ratings and considers conditions in the credit markets to further adjust the valuation, when deemed appropriate, based on the change in a market index that tracks the credit default swaps of investment grade companies.

Capitalized Financing Costs

NJNG capitalizes an allowance for funds used during construction (AFUDC) as a component of Utility plant in the Unaudited Condensed Consolidated Balance Sheets. Under regulatory rate practices and in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, NJNG fully recovers AFUDC through base rates. As a result of the BPU’s Base Rate Order issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation.  Effective October 3, 2008, NJNG is allowed to recover an incremental cost of equity component during periods when its short-term debt balances are lower than its construction work in progress balance. This results in a non-cash income statement recognition that will also be capitalized as a component of Utility plant.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Consolidated

Net income for the three-month period ended December 31, 2008 decreased by 61 percent to approximately $11.8 million, compared with net income of approximately $30.2 million for the same period in fiscal 2007. Basic and diluted earnings per share decreased by 61 percent to $0.28 and $0.28, compared with $0.72 and $0.72, respectively.

The decrease in net income was due primarily to decreased gross margin at NJRES as a result of higher realized losses on derivatives associated with economic hedges of natural gas in inventory due primarily to declining NYMEX prices in the current fiscal period of $16.6 million, net of tax, partially offset by increased operating income at NJNG driven by higher utility gross margin as a result of changes to its base rates approved by the BPU that became effective October 3, 2008 and higher margins related to its storage incentive program.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007	% Change
Operating revenues	$801,304	$811,138	(1.2)%
Gas purchases	$698,145	$684,694	2.0%

Operating revenues decreased $(9.8) million and Gas purchases increased $13.5 million for the three months ended December 31, 2008, compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $(57.1) million and Gas purchases of $(26.8) million at NJRES due primarily to lower average prices partially offset by slightly higher transaction volumes;

•
a decrease in Operating revenues of $(9.3) million at NJR Energy due to greater unrealized losses, which were the result of declining market prices within a portfolio of net long financial derivative positions; partially offset by

•
an increase in Operating revenues of $56.5 million and Gas purchases of $40.3 million at NJNG due primarily to BGSS customer refunds issued in fiscal 2008 that did not recur in fiscal 2009 and weather being 10 percent colder than the first quarter of the same period of the prior fiscal year. In addition, the first quarter operating revenues were favorably impacted by the base rate increase.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 486,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

NJNG’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2008	2007
Utility Gross Margin
Operating revenues	$340,908	$284,360
Less:
Gas purchases	230,452	190,148
Energy and other taxes	21,587	16,363
Regulatory rider expense	13,561	12,165
Total Utility Gross Margin	75,308	65,684
Operation and maintenance expense	24,950	23,879
Depreciation and amortization	7,161	9,233
Other taxes not reflected in utility gross margin	1,011	970
Operating income	42,186	31,602
Other income	684	1,232
Interest expense, net	6,460	6,119
Income tax provision	13,336	10,045
Net income	$ 23,074	$ 16,670

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2008		2007
($ in thousands)	Margin	Bcf	Margin	Bcf
Residential	$49,687	13.3	$45,400	12.7
Commercial, Industrial & Other	13,381	3.2	13,796	2.8
Transportation	8,432	3.0	4,934	2.8
Total Firm	71,500	19.5	64,130	18.3
Incentive programs	3,724	12.2	1,420	9.7
Interruptible	84	0.9	134	1.6
Total Utility Gross Margin/throughput	$75,308	32.6	$65,684	29.6

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

NJNG’s Operating revenues increased by $56.5 million, or 20 percent, and Gas purchases increased by $40.3 million, or 21 percent, for the three months ended December 31, 2008, respectively, compared with same period in the prior fiscal year as a result of:

•
an increase in Operating revenue and Gas purchases related to a BGSS customer refund in December 2007 that did not recur in the first quarter of fiscal 2009 in the amount of $32.1 million and $30.0 million, respectively. The prior year customer refund was inclusive of sales tax refund of $2.1 million and was the result of anticipated reductions in cost to acquire wholesale natural gas, as compared to the established rate included in NJNG’s BGSS tariff;

•	an increase in Operating revenue and Gas purchases related to firm sales in the amount of $25.6 million and $18.1 million, respectively, as a result an increase in BGSS rates approved by the BPU;

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $14.5 million and $9.5 million, respectively, due primarily to weather being 10 percent colder than the same period of the prior fiscal year;

•	an increase in Operating revenue in the amount of $4.8 million related to fixed revenue as a result of changes approved by the BPU for restructured tariffs; partially offset by

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $12.8 million and $12.6 million, respectively, as a result of lower average sale prices due to the change in the wholesale price of natural gas;

•
a decrease in Operating revenue related to the CIP program in the amount of $5.3 million due primarily to a change in the CIP baseline use per customer benchmark resulting from the October 3, 2008 base rate case;

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $2.1 million and $1.8 million, respectively, due to a decrease in sales to electric co-generation customers;

•
a decrease in Gas purchases related to increased amounts earned through the financial risk management (FRM) and capacity release incentive programs of $1.8 million in fiscal 2009 as compared to $345,000 in fiscal 2008 due primarily to the FRM program’s increased annual cost and volume limitations, which allowed NJNG the ability to capitalize on more hedging opportunities; and

•
a decrease of $1.1 million in Gas purchases related to increased amounts received through the storage incentive program due primarily to the timing of the incentive margins during the program's April 2008 through October 2008 injection period as compared to the same period in the prior fiscal year.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $21.6 million and $16.4 million for the three months ended December 31, 2008 and 2007, respectively. The increase is due primarily to an increase of $68.8 million in operating revenue from firm sales for the three months ended December 31, 2008.

Regulatory rider expenses are calculated on a per-therm basis and totaled $13.6 million and $12.2 million for the three months ended December 31, 2008 and 2007, respectively. The increase is due primarily to an increase in firm throughput of 1.2 Bcf for the three months ended December 31, 2008 as compared with the three months ended December 31, 2007, as a result of the previously mentioned colder weather and an increase in the SBC rate.

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs.

As a result of NJNG’s implementation of the CIP, utility gross margin is no longer linked to customer usage. The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitate normalizing NJNG’s utility gross margin recoveries for variances not only in weather but also in other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an earnings test, which contains a return on equity component of 10.3 percent.

NJNG’s total utility gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. All customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Total utility firm gross margin increased $7.4 million, or 11.5 percent, for the three months ended December 31, 2008, as compared to the same period in the prior fiscal year, due primarily to an increase in residential and commercial transport customer margin as a result of an increase in base rates effective October 3, 2008 partially offset by a decrease in the amounts accrued through the CIP program. The changes in customer margin were also favorably impacted by the increase in firm and transport customers of 2,100 and 3,100, respectively, over the same period in the prior fiscal year.

Utility firm gross margin from residential service sales increased to $49.7 million for the three months ended December 31, 2008, as compared with $45.4 million for the three months ended December 31, 2007. NJNG transported 13.3 Bcf for its firm customers in the three months ended December 31, 2008, compared with 12.7 Bcf for the same period ended December 31, 2007.

Utility firm gross margin from transportation service increased to $8.4 million for the three months ended December 31, 2008, as compared to $4.9 million for the three months ended December 31, 2007. NJNG transported 3.0 Bcf for its firm customers in the three months ended December 31, 2008, compared with 2.8 Bcf for the same period ended December 31, 2007.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The weather for the three months ended December 31, 2008 was 1.8 percent colder than normal, based on a 20-year average, which resulted in a negative adjustment of utility gross margin under the weather component of the CIP of $(216,000), compared with 8.2 percent warmer-than-normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $2.9 million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to a normal degree day. Customer usage was lower than the established benchmark during the first quarter of fiscal 2009, which resulted in an accrual of utility gross margin under the CIP of $1.0 million compared with $3.2 million in the first quarter of fiscal 2008. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer, which was amended with NJNG’s new base rates approved by the BPU effective October 3, 2008.

NJNG had 12,053 and 9,324 residential customers and 5,214 and 4,889 commercial customers using its transportation service at December 31, 2008 and 2007, respectively. The increase in transportation customers for the period ended December 31, 2008 was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

NJNG added 1,763 and 1,723 new customers during the three months ended December 31, 2008 and 2007, respectively. In addition, NJNG converted 162 and 104 existing customers to natural gas heat and other services during the same periods for fiscal 2009 and 2008, respectively. This customer growth represents an estimated annual increase of approximately 0.53 Bcf in sales to firm customers, assuming normal weather and usage.

Incentive Programs

To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to wholesale customers outside its franchise territory when the natural gas is not needed for system requirements. These off-system sales enable NJNG to reduce its overall costs applicable to BGSS customers. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. NJNG retains 15 percent of the utility gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to economically hedge NJNG’s natural gas costs. NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS.

The storage incentive program shares gains and losses on an 80 percent and 20 percent basis between customers and NJNG, respectively. This program measures the difference between the actual cost of natural gas injected into storage and a benchmark established with the purchase of a portfolio of futures contracts applicable to the April-through-October natural gas injection season.

On October 3, 2008, the BPU approved the Rate Order, which extends the incentive programs through October 31, 2011, and provides changes to certain volume and cost limitations surrounding these incentive programs.

NJNG’s incentive programs totaled 12.2 Bcf and generated $3.7 million of utility gross margin for the three months ended December 31, 2008, compared with 9.7 Bcf and $1.4 million of utility gross margin during the same period last fiscal year. Utility gross margin from incentive programs comprised 4.9 percent of total utility gross margin for the three months ended December 31, 2008 and 2.2 percent of total utility gross margin for the same period in fiscal 2008, respectively. The increase in utility gross margin was due primarily to increased amounts received through the FRM program of $1.2 million in the first quarter of fiscal 2009 as compared with $230,000 in the first quarter of fiscal 2008 and $1.1 million in the first quarter of fiscal 2009 from increased amounts received through the storage incentive program as discussed above.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interruptible Revenues

As of December 31, 2008, NJNG serves 45 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 0.9 Bcf, or 2.8 percent, of total throughput for the three months ended December 31, 2008, and 1.6 Bcf, or 5.4 percent, of the total throughput during the same period in the prior fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.1 million, or 4.5 percent, during the three months ended December 31, 2008, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in the bad debt expense of $325,000 as a result of an increase in operating revenue;

•	an increase of $180,000 in pipeline access clearing maintenance;

•	higher pipeline integrity costs of $130,000;

•	increased postemployment benefit costs in the amount of $121,000; and

•	increased reserve for unused earned vacation of $119,000.

Operating Income

Operating income increased $10.6 million, or 33.5 percent, for the three months ended December 31, 2008 as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $9.6 million, as discussed above;

•
a decrease in depreciation expense of $2.1 million, due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of the base rate case; partially offset by

•	an increase in Operations and maintenance expense in the amount of $1.1 million, as discussed above.

Interest Expense

Interest expense increased $341,000 for the three months ended December 31, 2008 compared with the same period in the last fiscal year, due primarily to:

•	an increase of $1.8 million in long-term interest due to the new long-term fixed rate debt issuance of $125 million in May 2008; partially offset by

•	a decrease of $1.4 million in short-term interest due to lower average interest rates and short-term borrowings of commercial paper and other variable-rate debt.

Net Income

Net income increased $6.4 million, or 38.4 percent, to $23.1 million from $16.7 million in the three months ended December 31, 2008 and 2007, respectively, due primarily to an increase in Operating income of approximately $10.6 million as discussed above, partially offset by higher income tax expense of $3.3 million as a result of the higher Operating income.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Segment

NJRES is a non-regulated natural gas marketer and provides for the physical delivery of natural gas to its customers, while managing its exposure to the price risk associated with its natural gas commodity supply through the use of financial derivative contracts. In order to best serve its customers, which include other natural gas marketers, local distribution companies, industrial companies, electric generators and retail aggregators, and to manage the continuous changes in supply and demand that it faces in the market areas in which it participates, so that it can maximize its margins, NJRES has physical storage and transportation capacity contracts with natural gas storage facilities and pipelines. NJRES purchases natural gas predominately in the eastern United States and Canada, and transports that natural gas, through the use of its pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and eastern Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada.

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

Accordingly, NJRES utilizes these contractual assets to optimize its opportunities to increase its financial margin by capitalizing on changes or events in the marketplace that impact natural gas demand levels. NJRES generates financial margin through three primary channels:

•	Storage: NJRES attempts to take advantage of differences in market prices occurring over different time periods (time spreads) as follows:

	*	NJRES can purchase gas to inject into storage and concurrently lock in gross margin with a contract to sell the natural gas at a higher price at a future date; and

	*	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

*
NJRES can utilize its pipeline capacity by purchasing natural gas at a lower price location and transporting to a higher value location. NJRES can enter into a basis swap contract, a financial commodity derivative based on the price of natural gas at two different locations, when it will lead to positive cash flows and financial margin for NJRES.

•
Daily Sales Optimization:  Consists of buying and selling flowing gas on a daily basis while optimizing existing transport positions during short-term market price movements to benefit from locational spreads:

	*	Involves increasing the financial margin on established transportation hedges by capitalizing on price movements between specific locations.

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

Predominantly all of NJRES’ purchases and sales of natural gas result in the physical delivery of natural gas. NJRES has elected not to use the normal purchase normal sale scope exception of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. Therefore, all NJRES physical commodity contracts are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets with any changes in fair value recognized as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

The changes in fair value of NJRES’ financial derivative instruments, which are financial futures, swaps and option contracts are also recognized in the Unaudited Condensed Consolidated Statements of Income, as a component of Gas purchases.

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

NJRES’ financial results are summarized as follows:
	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$463,094	$520,211
Gas purchases	467,732	494,546
Gross (loss) margin	(4,638)	25,665
Operation and maintenance expense	4,360	2,840
Depreciation and amortization	51	53
Other taxes	329	209
Operating (loss) income	(9,378)	22,563
Other income	13	130
Interest expense, net	(24)	877
Income tax (benefit) provision	(3,727)	8,666
Net (loss) income	$ (5,614)	$ 13,150

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross margin for the three months ended December 31, 2008 decreased by $30.3 million, as compared with the same period in the last fiscal year, due primarily to a decrease of $14.5 million in overall values on its financial and physical commodity contracts and lower Gross margin of $15.8 million.

The lower fair values on financial instruments resulted primarily from a $22.0 million increase in realized losses associated with economic hedges of natural gas in inventory. The realized losses pertain to financial derivative instruments that are designed to economically hedge natural gas storage injections, and as part of a planned transaction, are awaiting subsequent sale. The lower valuation on these financial instruments was due primarily to declining NYMEX prices in the current fiscal period. Partially offsetting the realized losses were higher unrealized gains of $7.5 million that resulted primarily from higher valuations on financial instruments with short positions in the current fiscal period.

The lower operating results were due primarily to the expiration of a favorable physical transport capacity asset servicing the Northeast United States market region that was no longer available for asset optimization in the current fiscal period, as further discussed in the Financial Margin section.

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

The following table is a computation of Financial margin of NJRES:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$463,094	$520,211
Gas purchases	467,732	494,546
Add:
Unrealized (gain) loss on derivative instruments	(2,597)	4,922
Realized loss from derivative instruments related to natural gas inventory	27,194	5,163
Financial margin	$ 19,959	$ 35,750

A reconciliation of Operating income, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating income	$(9,378)	$22,563
Add:
Operation and maintenance expense	4,360	2,840
Depreciation and amortization	51	53
Other taxes	329	209
Subtotal – Gross margin	(4,638)	25,665
Add:
Unrealized (gain) loss on derivative instruments	(2,597)	4,922
Realized loss from derivative instruments related to natural gas inventory	27,194	5,163
Financial margin	$19,959	$35,750

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Net (loss) income to Net financial earnings is as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Net (loss) income	$(5,614)	$13,150
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(1,583)	2,900
Realized loss from derivative instruments related to natural gas inventory, net of taxes	16,580	3,042
Net financial earnings	$ 9,383	$19,092

Financial margin for the three months ended December 31, 2008 and 2007 was $20.0 million and $35.8 million, respectively. The decrease of $15.8 million is due primarily to the expiration of a highly favorable physical transport capacity contract servicing the Northeast market region that was no longer available for asset optimization in the current fiscal period, along with lower hedged values for transportation and higher transportation expenses. NJRES’ total firm transportation capacity decreased by 185,400 dth/day, to 677,000 dth/day at December 31, 2008, from 862,400 dth/day at December 31, 2007. As a result, the combined operating results of the basis and cash book portfolios in the current fiscal period decreased by $11.4 million, as compared with the same period in the last fiscal year. The storage book portfolio also decreased by $4.4 million from the prior fiscal period, due primarily to lower average spreads on storage positions in the current fiscal period, and less firm storage capacity, which decreased to 25.1 Bcf in the current fiscal period from 26.9 Bcf in the prior fiscal period.

NJRES’ operation and maintenance expense increased $1.5 million during the three months ended December 31, 2008, compared with the same period in the last fiscal year, due primarily to adjustments in fiscal 2008 related to fiscal 2007 performance incentives, in addition to increased audit fees in fiscal 2009.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$(2,654)	$6,631
Operation and maintenance expense	$ 7,150	$5,460
Equity in earnings, net of tax	$ 514	$ 424
Net (loss) income	$(5,684)	$ 365

Operating revenue for the three months ended December 31, 2008 decreased $9.3 million compared to the same period in the prior fiscal year, due primarily to greater unrealized losses at NJR Energy, which were the result of declining market prices within a portfolio of net long financial derivative positions.

Operation and maintenance expense for the three months ended December 31, 2008 increased $1.7 million compared to the same period in the prior fiscal year, due primarily to a combination of higher labor cost, increased rent and utilities expenses and higher health care premium costs at NJRHS during the three months ended December 31, 2008 and the fiscal 2008 true-up of fiscal 2007’s short term incentive compensation costs at NJR in the first quarter of fiscal 2008.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Taxes netted in Equity in earnings from Iroquois are $339,000 and $282,000 and are included in the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2008 and 2007, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

Net income for the three months ended December 31, 2008 decreased $6.0 million compared to the same period in fiscal 2008 due primarily to the decreased operating revenue at NJR Energy, partially offset by lower income tax expense as a result of the lower Operating income.

NJR Energy has an economic hedge associated with a long-term fixed-price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with financial derivative instruments (futures contracts) designed to economically hedge the long-term fixed-price contract.

The Income statement impact represents unrealized losses associated with these derivative instruments of $9.7 million and $305,000 for the three months ended December 31, 2008 and 2007, respectively, which are recorded, pre-tax, as a component of Operating revenues.

Additionally, management of the Company uses the non-GAAP measure net financial earnings, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Net (loss) income	$(5,684)	$365
Add:
Unrealized loss on derivative instruments, net of taxes	5,705	180
Net financial earnings	$ 21	$545

Net financial earnings for the three months ended December 31, 2008, decreased $500,000 compared to the same period in the prior fiscal year, due primarily to increased Operation and maintenance expense as discussed above, partially offset by lower Interest expense for NJR due to lower average interest rates and short-term borrowings.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:
	December 31,	September 30,
	2008	2008
Common stock equity	49%	51%
Long-term debt	31	32
Short-term debt	20	17
Total	100%	100%

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

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares. As of December 31, 2008, the Company repurchased approximately 5.4 million of those shares and has the ability to repurchase approximately 1.4 million additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of December 31, 2008, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $339 million available under these facilities (see Note 7. Debt).

NJR believes that as of December 31, 2008, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

NJR believes that existing borrowing availability, its current cash balances and its cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements for the next twelve months will be met through the issuance of short-term debt, meter sale lease-backs and proceeds from the Company’s DRP.

NJR

On December 13, 2007, NJR entered into a $325 million, five-year, revolving, unsecured credit facility, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the new facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility. Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of December 31, 2008, NJR’s effective rate was 0.8 percent on outstanding borrowings of $62 million under this credit facility.

In addition, borrowings under NJR’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time.

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

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

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

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG had $203.6 million of commercial paper borrowings supported by the credit facility as of December 31, 2008. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES has a 3-year $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. There were no borrowings under this facility as of December 31, 2008.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of December 31, 2008.

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 638,908	$ 44,057	$ 56,006	$ 34,975	$503,870
Capital lease obligations (1)	91,513	9,748	23,086	16,391	42,288
Operating leases (1)	11,735	3,251	4,301	2,570	1,613
Short-term debt	265,550	265,550	—	—	—
New Jersey Clean Energy Program (1)	53,077	12,514	24,667	15,896	—
Construction obligations	2,635	2,635	—	—	—
Remediation expenditures (2)	120,230	18,530	35,900	22,200	43,600
Natural gas supply purchase obligations–NJNG	92,177	76,054	16,123	—	—
Demand fee commitments–NJNG	729,972	87,598	185,039	157,514	299,821
Natural gas supply purchase obligations–NJRES	709,390	600,177	109,213	—	—
Demand fee commitments–NJRES	188,356	79,508	78,406	23,589	6,853
Total contractual cash obligations	$2,903,543	$1,199,622	$532,741	$273,135	$898,045
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated

For fiscal 2009, the Company has no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. It is anticipated that the annual funding level to the OPEB plans will range from $1.2 million to $1.4 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2008, there were NJR guarantees covering approximately $421 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge will seek non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2009 are estimated at $77.3 million, including expenditures of $18.4 million incurred during the three months ended December 31, 2008.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $37.0 million for the three months ended December 31, 2008, compared with cash flow used in operations of $6.5 million for the same period in fiscal 2008. Cash used in operating activities was lower for the three month period ended December 31, 2008 as compared with the same period in fiscal 2008, largely as a result of lower net income during the current fiscal period, which was driven by less favorable operating results at NJRES. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are affected by variations in working capital and the related changes in the beginning and period end balances, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs,

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR needed less cash for its working capital requirements during the three months ended December 31, 2008 as compared with the same period in fiscal 2008. During the current fiscal period, NJR used $41.2 million to satisfy liquidity needs compared with $57.8 million during the prior fiscal quarter. The underlying factors that contributed to the decrease in cash used to support working capital requirements are as follows:

•	a decrease in average natural gas costs at NJRES resulting in a reduction in the value of its gas in storage;

•	comparatively lower sales volumes at NJRES stemming from a reduction in transportation capacity resulting in a decrease in its receivable balances;

•
a reduction in NJNG’s underrecovered gas costs during the current quarter as a result of gas costs falling below the commodity component of NJNG’s BGSS rate billed to its customers compared with the prior year when cash flows were primarily impacted by a credit of $32 million issued to NJNG’s customers in anticipation of the lower commodity costs; partially offset by

•	lower NYMEX prices during the current fiscal quarter which resulted in increased broker margin deposits for NJNG’s financial derivatives; and

•	Lower payable balances at the end of the current fiscal quarter compared to higher balances the previous year related to gas purchases at NJRES.

NJNG’s MGP expenditures are currently expected to total $17.6 million in fiscal 2009 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $36.6 million for the three months ended December 31, 2008, compared with $17.9 million in the same period in fiscal 2008. The increase in cash used was due primarily to an increase in the cash invested in Steckman Ridge and higher NJNG utility plant expenditures offset by the drawdown from the restricted cash construction fund.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. NJR anticipates that Steckman Ridge will be placed in service during the summer of 2009. As of December 31, 2008, NJR has invested $99.7 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At December 31, 2008, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2009.

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Cash flow from financing activities totaled $56.9 million for the three months ended December 31, 2008, compared with $23.1 million for the same period in the prior fiscal year. During the current fiscal quarter, NJNG redeemed its $30 million, 6.27 percent, Series X Mortgage bonds, which was offset by an increase in short-term borrowings compared with the prior fiscal quarter. This increase in short term debt was used to fund working capital requirements, as well as utility plant and other investments

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. NJNG is currently reviewing alternatives that include the refinancing of these bonds to eliminate any increase in interest rate risk.

NJNG received $6.3 million and $7.5 million in December 2008 and 2007, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s):

	Standard and Poor’s	Moody’s
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Negative	Negative

On December 12, 2008, Moody’s adjusted NJNG’s credit ratings outlook from stable to negative.

NJNG’s S&P and Moody’s ratings are investment-grade ratings. S&P and Moody’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment-grade category. NJR is not a rated entity.

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and for future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG may still face increased borrowing costs under their respective credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 4.3 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to December 31, 2008:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2008
NJNG	$(49,610)	$(32,499)	$ (4,581)	$(77,528)
NJRES	89,571	51,366	47,909	93,028
NJR Energy	20,190	(8,883)	800	10,507
Total	$ 60,151	$ 9,984	$44,128	$26,007

There were no changes in methods of valuations during the year ended December 31, 2008.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at December 31, 2008, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$22,474	$ 29	$(1,657)	—	$20,846
Price based on other external data	4,442	719	—	—	5,161
Total	$26,916	$748	$(1,657)	—	$26,007

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type as of December 31, 2008:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.0	$ 5.64 - $ 9.16	$(51,076)
	Swaps	(5.8)	$ 4.39 - $13.95	(28,277)
	Options	12.4	$ 5.98 - $ 9.47	1,825
NJRES	Futures	(10.7)	$ 5.20 - $14.36	17,648
	Swaps	(64.7)	$ 4.71 - $14.41	72,660
	Options	—	$10.22 - $13.21	2,720
NJR Energy	Swaps	4.7	$ 3.37 - $ 4.39	10,507
Total				$ 26,007

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to December 31, 2008:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2008
NJRES	$1,714	$ 13,193	$14,052	$855

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

The VaR at December 31, 2008, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.0 million. The VaR with a 99 percent confidence level and a 10-day holding period was $4.5 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2008. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of December 31, 2008, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$229,046	$150,020
Noninvestment grade	3,169	—
Internally rated investment grade	27,639	16,564
Internally rated noninvestment grade	1,531	—
Total	$261,385	$166,584

NJNG’s counterparty credit exposure as of December 31, 2008, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$22,743	$17,471
Noninvestment grade	1,700	4
Internally rated investment grade	189	—
Internally rated noninvestment grade	—	—
Total	$24,632	$17,475

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

Interest Rate Risk–Long-Term Debt

At December 31, 2008, the Company (excluding NJNG) had no variable-rate long-term debt.

As of December 31, 2008 NJNG is obligated with respect to loan agreements securing six series of auction rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of December 31, 2008, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.8 percent as of December 31, 2008. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to return interest rates below their maximum rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As discussed in "Part II. Item 9A. Controls and Procedures" in our Form 10-K for the fiscal year ended September 30, 2008, in connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2008, the Company identified an immaterial error in the recording of certain physical natural gas transactions, which were not recorded at the appropriate fair value during the interim quarters ended March 31, 2008 and June 30, 2008, as they were valued at an incorrect price. Controls were not designed properly or operating effectively to prevent or detect these pricing errors. Natural gas prices are volatile and it is reasonably possible that the volume of these transactions could have been larger during any interim period or for the fiscal year ended September 30, 2008. The Company concluded that it was reasonably possible that this control weakness could have resulted in a material error in its Consolidated Financial Statements had the volume of these transactions been larger.

As of December 31, 2008, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, since the material weakness discussed above is not completely remediated, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness.  Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Subsequent to the quarter and fiscal year ended September 30, 2008, in connection with the material weakness in internal control over financial reporting detailed above, the Company has implemented or will implement the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

•	expand training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s commodity transacting;

•	invest in additional resources with appropriate accounting technical expertise;

NEW JERSEY RESOURCES CORPORATION
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

•
expand the review of the design of the internal control over financial reporting related to the accounting of commodity transacting, which will incorporate an analysis of the current staffing levels, job assignments and the design of all internal control processes for the accounting for commodity transacting and implement new and improved processes and controls, if warranted; and

•	increase the level of review and discussion of significant accounting matters and supporting documentation with senior finance management.

As part of the Company’s fiscal 2009 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they are designed and are operating effectively. The effectiveness of remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal control over financial reporting that the Company will perform during fiscal 2009. Management believes, however, these measures will fully remediate the above identified material weakness in internal control over financial reporting.

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Subsequent to the end of the first fiscal quarter, the Company’s Corporate Controller position was vacated. The Company has temporarily delegated the responsibilities of the function to other senior accounting managers while it conducts an employment search for a new Controller. These employees are qualified and capable of managing the additional responsibilities in the interim and will be doing so under the direction of the principal financial officer.

NEW JERSEY RESOURCES CORPORATION
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2008, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter December 31, 2008 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR’s 2008 Annual Report on Form 10-K includes a detailed discussion of NJR’s risk factors. These risks and uncertainties have the potential to materially affect NJR’s financial condition and results of operations. There have not been any material changes from the risk factors as previously disclosed by NJR in the 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR’s Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On November 14, 2007, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1.5 million shares, bringing the total permitted repurchases to 6.8 million shares as of that date. As of December 31, 2008, the Company has 1.4 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended December 31, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
10/01/08 – 10/31/08	40,000	$28.15	40,000	1,369,171
11/01/08 – 11/30/08	—	—	—	1,369,171
12/01/08 – 12/31/08	—	—	—	1,369,171
Total	40,000	$28.15	40,000	1,369,171

NEW JERSEY RESOURCES CORPORATION
Part II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on January 21, 2009.

(b)	The shareholders voted upon the following matters at the January 21, 2009 annual shareholders meeting:

(i) The election of four directors to the Board of Directors for terms expiring in 2012. The results of the voting were as follows:

DIRECTORS UNTIL 2012	FOR	WITHHELD

Donald L. Correll	34,374,623	607,318
M. William Howard, Jr.	34,462,959	518,982
J. Terry Strange	32,542,250	2,439,691
George R. Zoffinger	34,152,002	829,939

In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting:

Nina Aversano
Lawrence R. Codey
Laurence M. Downes
Jane M. Kenny
Alfred C. Koeppe
David A. Trice
William H. Turner

(ii)	Approval of the action of the Audit Committee in retaining Deloitte & Touche LLP as NJR’s independent registered public accounting firm. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN

34,305,957	566,008	109,976

There were no broker non-votes in either of the matters voted upon by our shareholders.

NEW JERSEY RESOURCES CORPORATION
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name

10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008.

10.4(a)	Schedule of Supplemental Executive Retirement Plan Agreements

10.4(b)	Form of Amendment of Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (for future use)

10.12	Employment Continuation Agreement between the Company and Laurence M. Downes dated December 31, 2008

10.12(a)	Schedule of Employment Continuation Agreements

10.17	The Company’s 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009)

10.18	2007 Stock Award and Incentive Plan Form of Stock Option Agreement

10.19	2007 Stock Award and Incentive Plan Form of Performance Units Agreement

10.20	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement

10.21	2007 Stock Award and Incentive Plan Form of Performance Share Agreement

10.25	New Jersey Resources Corporation Directors’ Deferred Compensation Plan

10.26	New Jersey Resources Corporation Officers’ Deferred Compensation Plan

10.27	New Jersey Resources Corporation Savings Equalization Plan

10.28	New Jersey Resources Corporation Pension Equalization Plan

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

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

Date: February 5, 2009
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer