Form 10-Q
period 2009-03-31
NEW JERSEY RESOURCES CORP
filed 2009-05-08
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes: ☒         No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☐         No: ☐

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

The number of shares outstanding of $2.50 par value Common Stock as of May 06, 2009 was 42,139,988.

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

•	the impact to the asset values and funding obligations of NJR’s pension and postemployment benefit plans as a result of declines in the financial markets;
•	increases in borrowing costs associated with variable-rate debt;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, including the possible expiration of the Conservation Incentive Program (CIP);
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share data)	2009	2008	2009	2008

OPERATING REVENUES	$937,516	$1,177,545	$1,738,820	$1,988,683

OPERATING EXPENSES
Gas purchases	782,130	1,065,925	1,480,275	1,750,619
Operation and maintenance	37,365	34,605	73,773	66,784
Regulatory rider expenses	20,744	17,789	34,305	29,954
Depreciation and amortization	7,508	9,517	14,869	18,920
Energy and other taxes	31,981	29,374	55,614	47,534
Total operating expenses	879,728	1,157,210	1,658,836	1,913,811
OPERATING INCOME	57,788	20,335	79,984	74,872
Other income	1,058	1,540	1,916	3,068
Interest expense, net	4,219	6,692	10,766	14,502
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	54,627	15,183	71,134	63,438
Income tax provision	19,897	3,394	25,142	21,888
Equity in earnings of affiliates, net of tax	787	746	1,301	1,170
NET INCOME	$ 35,517	$ 12,535	$ 47,293	$ 42,720

EARNINGS PER COMMON SHARE
BASIC	$0.84	$0.30	$1.12	$1.02
DILUTED	$0.83	$0.30	$1.11	$1.02

DIVIDENDS PER COMMON SHARE	$0.31	$0.28	$0.62	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,305	41,840	42,238	41,758
DILUTED	42,693	42,099	42,598	42,018

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
(Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 47,293	$ 42,720
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	45,008	72,051
Depreciation and amortization	15,303	19,070
Allowance for funds (equity) used during construction	—	(755)
Allowance for bad debt expense	3,801	2,544
Deferred income taxes	(22,428)	(2,942)
Manufactured gas plant remediation costs	(9,851)	(7,958)
Equity in earnings from investments, net of distributions	(1,301)	766
Cost of removal – asset retirement obligations	(463)	(355)
Contributions to employee benefit plans	(563)	(381)
Changes in:
Components of working capital	284,371	27,852
Other noncurrent assets	(17,426)	14,543
Other noncurrent liabilities	2,126	565
Cash flows from operating activities	345,870	167,720
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(37,802)	(29,385)
Real estate properties and other	(240)	(588)
Cost of removal	(3,583)	(3,641)
Investments in equity investees	(28,525)	(5,259)
Withdrawal from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(65,950)	(38,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,959	9,915
Tax benefit from stock options exercised	993	568
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(57,594)	(2,310)
Purchases of treasury stock	(3,291)	(11,040)
Payments of common stock dividends	(24,384)	(21,734)
Net (payments) proceeds from short-term debt	(168,200)	(107,579)
Cash flows used in financing activities	(239,249)	(124,695)
Change in cash and temporary investments	40,671	4,152
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$ 83,297	$ 9,292
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$ (25,651)	$(264,803)
Inventories	415,082	193,659
Recovery of gas costs	41,865	1,352
Gas purchases payable	(150,386)	116,692
Prepaid and accrued taxes, net	115,528	83,474
Accounts payable and other	(3,140)	(24,322)
Restricted broker margin accounts	(65,546)	(72,426)
Customers’ credit balances and deposits	(49,203)	(7,062)
Other current assets	5,822	1,288
Total	$284,371	$ 27,852
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$12,277	$14,302
Income taxes	$ 9,227	$21,977

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31,	September 30,
(Thousands)	2009	2008

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,402,392	$1,366,237
Real estate properties and other, at cost	30,047	29,808
	1,432,439	1,396,045
Accumulated depreciation and amortization	(393,912)	(378,759)
Property, plant and equipment, net	1,038,527	1,017,286

CURRENT ASSETS
Cash and temporary investments	83,297	42,626
Customer accounts receivable
Billed	208,827	227,132
Unbilled revenues	50,492	9,417
Allowance for doubtful accounts	(5,501)	(4,580)
Regulatory assets	7,795	51,376
Gas in storage, at average cost	63,523	478,549
Materials and supplies, at average cost	5,054	5,110
Prepaid state taxes	—	37,271
Derivatives, at fair value	242,814	208,703
Restricted broker margin accounts	104,497	41,277
Other	22,424	12,785
Total current assets	783,222	1,109,666

NONCURRENT ASSETS
Investments in equity investees and other	148,739	115,981
Regulatory assets	411,211	340,670
Derivatives, at fair value	22,891	24,497
Restricted cash construction fund	—	4,200
Other	12,001	13,092
Total noncurrent assets	594,842	498,440
Total assets	$2,416,591	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31,	September 30,
(Thousands)	2009	2008

CAPITALIZATION
Common stock equity	$ 757,291	$ 726,958
Long-term debt	458,998	455,117
Total capitalization	1,216,289	1,182,075

CURRENT LIABILITIES
Current maturities of long-term debt	5,934	60,119
Short-term debt	10,000	178,200
Gas purchases payable	165,130	315,516
Accounts payable and other	48,009	61,735
Dividends payable	13,101	11,776
Deferred and accrued taxes	77,616	24,720
Regulatory liabilities	13,871	—
New Jersey clean energy program	9,777	3,056
Derivatives, at fair value	285,255	146,320
Restricted broker margin accounts	26,746	29,072
Customers’ credit balances and deposits	14,254	63,455
Total current liabilities	669,693	893,969

NONCURRENT LIABILITIES
Deferred income taxes	202,860	239,703
Deferred investment tax credits	7,031	7,192
Deferred revenue	8,729	9,090
Derivatives, at fair value	13,038	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	55,096	52,272
Regulatory liabilities	58,587	63,419
New Jersey clean energy program	31,062	—
Asset retirement obligation	24,695	24,416
Other	9,281	7,510
Total noncurrent liabilities	530,609	549,348
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,416,591	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008
Net income	$35,517	$12,535	$47,293	$42,720
Other comprehensive income
Unrealized (loss) gain on investments in equity investees, net of tax of $444, $90, $64 and $(28), respectively	(637)	(129)	(92)	41
Net unrealized (loss) on derivatives, net of tax of $15, $34, $34 and $59, respectively	(22)	(10)	(48)	(52)
Other comprehensive income	(659)	(139)	(140)	(11)
Comprehensive income	$34,858	$12,396	$47,153	$42,709

See Notes to Unaudited Condensed Consolidated Financial Statements

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

The unaudited condensed consolidated financial statements include the accounts of NJR and its subsidiaries, New Jersey Natural Gas Company (NJNG), NJR Energy Services Company (NJRES), NJR Retail Holdings Corporation (Retail Holdings), NJR Energy Investment Corporation (NJREI) and NJR Service Company (NJR Service). Intercompany transactions and accounts have been eliminated. NJREI’s primary subsidiaries are NJR Energy Corporation (NJR Energy) and NJR Steckman Ridge Storage Company. NJR Energy invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline Company (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois). NJR Steckman Ridge Storage Company holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was acquired and is being developed with a partner in Pennsylvania. Retail Holdings’ two principal subsidiaries are NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R).

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	March 31,		September 30,
(Thousands)	2009		2008
NJNG	$ 94,007	45%	$ 21,398	9%
NJRES	107,155	51	198,902	88
NJRHS and other	7,665	4	6,832	3
Total	$208,827	100%	$227,132	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	March 31,		September 30,
	2009		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$19,391	1.9	$189,828	22.1
NJRES	44,132	13.1	288,721	27.6
Total	$63,523	15.0	$478,549	49.7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

Effective October 1, 2008 NJR adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities, with the exception of its pension assets. On October, 1, 2009, in accordance with SFAS 157-2, NJR will prospectively apply the provisions of SFAS 157 to its non-financial assets and liabilities that are not measured at least annually. In addition, the provisions of SFAS 157 will be applied to NJR’s annual pension disclosures in accordance with FASB Staff Position (FSP) No. FAS 132(R)-1 (FSP 132(R)-1), Employers’ disclosures about Pensions and Other Postretirement Benefits, beginning in fiscal 2010.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impacts on the financial statements. NJR adopted SFAS 161 effective January 1, 2009. As SFAS 161 provisions only require additional disclosures, there was no impact to NJR’s statement of financial position and results of operations upon adoption. See Note 3 Derivative Instruments for a description of NJR’s derivative activities, including the additional disclosures required by SFAS 161.

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

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has concluded that this statement will have no impact on its statement of financial position or results of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 30, 2008, the FASB issued FSP 132(R)-1, which requires additional disclosures surrounding postretirement benefit plan assets. Specifically, the objective of FSP 132(R)-1 is to provide users of financial statements information related to a company’s plan assets, investment policies and strategies and significant concentrations of risk. In addition, certain disclosure provisions from FAS 157 will be applied, including those related to inputs and valuation techniques that are used to measure plan assets and the effect of level three measurements on changes in plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. As it is a disclosure only standard, it will have no impact on the Company’s statement of financial position or results of operations.

On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on the Company’s statement of financial position or results of operations.

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

In May 2008, NJNG filed its Petition for the Annual Review of its CIP for recoverable CIP amounts for fiscal 2008, requesting an additional $6.8 million and approval to modify its CIP recovery rates effective October 1, 2008. The additional amount brought the total recovery requested to $22.4 million. The total recovery requested includes amounts accrued and estimated through September 30, 2008. On October 3, 2008, the BPU approved the CIP petition on a provisional basis, effective the date of the Board Order. As of March 31, 2009, NJNG has $7.6 million accrued in Regulatory Assets in the Unaudited Condensed Consolidated Balance Sheets. On April 1, 2009, NJNG filed a petition with the BPU requesting an extension of its CIP for an additional year through October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. If accepted by the BPU, the CIP would remain in effect for an additional year or until a final Board Order is issued by the BPU.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the three-year term of the CIP pilot program. As of March 31, 2009, NJNG had a remaining liability of $305,000 related to these programs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic Gas Supply Service

BGSS is a BPU approved rate mechanism designed to allow for the recovery of natural gas commodity costs. As necessary, NJNG adjusts its periodic BGSS rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers.

In May 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008, that would have increased an average residential heating customer’s bill by approximately 18 percent due to an increase in the price of wholesale natural gas. Subsequent to the filing, wholesale natural gas prices moderated, and on September 22, 2008, NJNG, the Staff of the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008, the BPU approved the BGSS increase on a provisional basis, effective the date of the Board Order.

On December 17, 2008, NJNG provided notice that it would implement a $30 million BGSS-related temporary rate credit that would lower residential and small commercial sales customers’ bills in January and February 2009. This temporary rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change. NJNG also extended and increased the per therm temporary rate credit to lower customer bills by an additional $15 million through March 31, 2009 due to continuing lower wholesale natural gas costs.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20 percent to 15 percent effective November 1, 2007. In October 2008, the Board’s base rate order provided for the extension of the incentive programs through October 31, 2011, along with an expansion of the storage incentive and FRM programs.

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

In June 2008, the natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF recovery rate effective October 1, 2008. In the BPU’s October 21, 2008 Order, the USF increase was approved on a provisional basis, effective October 24, 2008, and it also approved interest on USF deferred balances at the Treasury Constant Maturity 2-year rate, plus 60 basis points, net of tax, with the rate changing on a monthly basis. NJNG believes the increase has a negligible impact on customers.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJCEP

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for NJCEP for the period from January 1, 2009 to December 31, 2012. NJNG’s share of the total funding requirement of $1.2 billion is $50.8 million. Accordingly, NJNG recorded the initial obligation and a corresponding regulatory asset at a present value of $44.3 in the Unaudited Condensed Consolidated Balance Sheets. NJNG’s annual obligation gradually increases from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012. As of March 31, 2009, NJNG had a $40.8 million obligation remaining.

The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

WNC

As of March 31, 2009, NJNG has a $243,000 unrecovered balance related to gross margin variations incurred during the fiscal 2006 winter period. On October 3, 2008, the BPU provisionally approved a decrease to NJNG’s WNC rate, effective the date of the Board Order, to fully recover its remaining WNC balance.

Economic Stimulus

On January 20, 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) would allow NJNG to accelerate $70.8 million of 14 previously planned infrastructure projects, maintaining safe and reliable service to NJNG’s customers while creating opportunity for approximately 75 to 100 new jobs. The AIP would be funded through an annual adjustment to customers’ base rates. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requests BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE costs of approximately $22.9 million over a 4-year period through a clause mechanism similar to the SBC. Both programs include the recovery of NJNG’s overall weighted average cost of capital.

On April 16, 2009, the BPU approved NJNG’s AIP allowing NJNG to commence construction on its 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted average cost of capital.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2009	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$ —	$ 27,994	Less than one year (1)
WNC	243	919	Less than one year (2)
CIP	7,552	22,463	Less than one year (3)
Total current	$ 7,795	$ 51,376
Regulatory assets–noncurrent
Remediation costs (Notes 2 and 13)
Expended, net of recoveries	$ 84,826	$ 92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	88	2,397	(6)
Deferred income and other taxes	12,574	12,726	Various (7)
Derivatives (Note 3)	99,055	49,610	(8)
Postemployment benefit costs (Note 10)	52,397	52,519	(9)
SBC/Clean Energy	42,041	10,524	Various (10)
Total noncurrent	$411,211	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity has been recorded since October 1, 2006 due to the existence of the CIP.

(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance, as of March 31, 2009, includes approximately $3.0 million relating to the weather component of the calculation and approximately $4.6 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(6)	Recoverable or refundable, subject to BPU annual approval, without interest. Balance, as of March 31, 2009, includes approximately $88,000 relating to the customer usage component of the calculation.
(7)	Recoverable without interest, subject to BPU approval.
(8)	Recoverable, subject to BPU approval, through BGSS, without interest.
(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in base rates charged to customers (see Note 10. Employee Benefit Plans).

(10)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2009	September 30, 2008
Regulatory liabilities–current
Overrecovered gas costs (1)	$13,871	—
Total current	$13,871	—
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$58,587	$63,419
Total noncurrent	$58,587	$63,419
(1)	Refundable, subject to BPU approval, through BGSS with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $21.6 million, including accretion of $742,000 for the six months ended March 31, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of March 31, 2009 (see Note 11. Asset Retirement Obligations).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options, and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These contracts generally qualify as derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result, in accordance with the provisions of SFAS 133 all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. The Company chooses not to designate its derivatives as hedging instruments pursuant to SFAS 133, and therefore changes in the fair value of the derivative instruments are recorded as a component of Gas purchases or Operating revenues, for NJRES and NJR Energy, respectively, in the Unaudited Condensed Consolidated Statements of Income as unrealized gains or losses. Changes in fair value of NJNG’s derivative instruments are recorded as a component of Regulatory assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets, as these amounts will be recovered through future BGSS amounts as an increase or reduction to the cost of natural gas in NJNG’s tariff.

Effective October 1, 2007, the Company elected to discontinue the use of the “normal purchase normal sales” (normal) scope exception of SFAS 133 for all new physical commodity contracts entered into on or after October 1, 2007 by NJRES. For these contracts, the changes in fair value are included currently in earnings. Also, effective October 1, 2008, due to changes in the Company’s ability to assert physical delivery, the Company is no longer applying normal treatment to physical commodity contracts executed prior to October 1, 2007. Therefore, all NJRES physical commodity contracts are derivatives and are accounted for at fair value in the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of operating revenue or gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Income. The Company continues to apply the normal scope exception for all physical commodity contracts at NJNG and NJR Energy, and as a result the profit or loss on these contracts is not recorded until physical delivery occurs.

As described in Note 1, General, NJR adopted the provisions of SFAS 161, which requires enhanced disclosures surrounding derivative activities. The additional quantitative and qualitative disclosures are included throughout this note. For a more detailed discussion of the Company’s fair value policies and level disclosures please see Note 4, Fair Value Measurements.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009:

		Fair Value
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS 133:

NJNG:
Financial derivative commodity contracts	Derivatives - Current	$ 12,229	$108,207
	Derivatives - Noncurrent	—	3,078
NJRES:
Physical forward commodity contracts	Derivatives - Current	18,848	16,071
	Derivatives - Noncurrent	6,631	31
Financial derivative commodity contracts	Derivatives - Current	210,557	160,402
	Derivatives - Noncurrent	14,309	9,697
NJR Energy:
Financial derivative commodity contracts	Derivatives - Current	1,180	575
	Derivatives - Noncurrent	1,951	232
Total fair value of derivatives		$265,705	$298,293

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed above, the Company no longer applies the normal scope exception at NJRES and chooses not to apply the hedge accounting provisions of SFAS 133 to any of NJR and subsidiaries’ derivatives. As a result, any unrealized gains (losses) related to NJRES’ open financial and physical commodity contracts and NJR Energy’s financial derivatives are recognized in the Unaudited Condensed Consolidated Statements of Income as a component of Operating revenue or Gas purchases, as appropriate. NJRES’ utilizes financial derivatives to hedge the margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains (losses) on these financial transactions are recognized upon settlement in Gas purchases. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction that is recognized when the natural gas is sold. Therefore, mismatches between the timing of recognizing realized gains or losses on the financial derivative instruments and the timing of the actual sale of the natural gas that is being economically hedged creates volatility in the results of NJRES, although the Company’s intended economic results relating to the entire transaction are unaffected.

Gains (losses) at NJRES and NJR Energy included as a component of Gas purchases and Operating revenues, as noted below, for the three months ended March 31, 2009 are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS 133:

NJRES:
Physical commodity contracts	Operating revenues	$ 8,039
Physical commodity contracts	Gas purchases	(570)
Financial derivatives	Gas purchases	32,157
Subtotal NJRES		39,626
NJR Energy:
Financial derivatives	Operating revenues	(10,010)
Total NJRES and NJR Energy unrealized and realized gains		$29,616

NJNG’s financial derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

As of March 31, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
NJNG	Futures	16.8
	Swaps	(0.3)
	Options	10.4
NJRES	Futures	(6.7)
	Swaps	(39.5)
	Options	3.6
	Physical	65.8
NJR Energy	Swaps	3.8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, exchange-traded contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	March 31, 2009	September 30, 2008
NJNG broker margin deposit	Broker margin - Current Assets	$104,497	$ 41,277
NJRES broker margin (liability)	Broker margin - Current Liabilities	$ (26,746)	$(29,072)

Wholesale Credit Risk

NJNG, NJRES and NJR Energy are exposed to credit risk as a result of their wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR’s election not to extend credit or because exposure exceeds defined thresholds. Most of NJR’s wholesale marketing contracts contain standard netting provisions. These contracts include those governed by the International Swaps and Derivatives Association (ISDA) and the North American Energy Standards Board (NAESB). The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

As a result of the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then the Company could sustain a loss.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2009. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.
(Thousands)	Gross Credit Exposure
Investment grade	$163,664
Noninvestment grade	14,960
Internally rated investment grade	17,014
Internally rated noninvestment grade	1,897
Total	$197,535

Conversely, certain of NJRES’, NJNG’s and NJR Energy’s derivative instruments are tied to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. NJNG’s credit rating, with respect to Standard and Poor’s, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically tied to ratings, but are based on certain financial metrics.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position on March 31, 2009, is $43.2 million for which the Company has not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements were invoked on March 31, 2009, the Company would be required to post a total of $14.1 million of collateral to its counterparties. This amount differs from the Company’s net derivative liability because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

4.  FAIR VALUE MEASUREMENTS

As noted in Note 1, General, NJR adopted SFAS 157 effective October 1, 2008 and has applied the provisions to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. SFAS 157 defines and establishes a framework for measuring fair value. SFAS 157 requires that companies consider assumptions market participants would make when pricing assets and liabilities that are required to be recognized at fair value in accordance with previously issued accounting pronouncements.

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

NJNG’s, NJRES’ and NJR Energy’s financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In these cases, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which include estimates extrapolated from broker quotes or pricing services. As of March 31, 2009, less than one percent of the total fair value of NJRES’ derivative assets and liabilities was derived using such inputs.

NJR Energy uses NYMEX settlement prices to value its long-dated swap contracts. NJR also has available for sale securities and other financial assets that include listed equities, mutual funds and money market funds for which there are active exchange quotes available.

When NJR determines fair values, measurements are adjusted, as needed, for credit risk associated with counterparties, as well as our own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable Standard and Poor’s issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk. In addition, NJR further adjusts certain fair values, based on the change in a market index that tracks the credit default swaps of investment grade companies, to factor in the current instability in the credit markets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS 157 did not have any impact on NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:
Physical forward commodity contracts	$ —	$25,477	$2	$ 25,479
Financial derivative contracts	195,837	44,389	—	240,226
Available for sale securities (1)	7,805	—	—	7,805
Other assets	1,284	—	—	1,284
Total assets at fair value	$204,926	$69,866	$2	$274,794

LIABILITIES:
Physical forward commodity contracts	$ —	$16,102	$—	$16,102
Financial derivative contracts	240,245	41,946	—	282,191
Other liabilities	1,284	—	—	1,284
Total liabilities at fair value	$241,529	$58,048	$—	$299,577
(1)	Included in Investments in equity investees and other in the Unaudited Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of March 31, 2009, is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Six Months Ended (1)
Beginning balance	$123	$937
Total gains realized and unrealized	79	320
Purchases, sales, issuances and settlements, net	(200)	(772)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$2	$2

Net unrealized gains included in net income relating to
derivatives still held at March 31, 2009	$2	$2

(1)
The amounts included in the Level 3 roll forward table for the six month period ended March 31, 2009  include corrections to amounts previously disclosed for the three month period ended December 31, 2008.  The net impact of these corrections (in 000’s) on the ending balance of the Level 3 roll forward table as of December 31, 2008 was a decrease of $8.  The net impact included the following corrections: a decrease in the beginning balance as of October 1, 2008 of $4,405, a net increase in unrealized gains (losses) of $105, a decrease in purchases, sales, issuances, settlements, net of $327, and a decrease in the net transfers out of level 3 of $3,965. Such corrections will be made to the Level 3 roll forward table for the three month period ended December 31, 2008 the next time such amounts are presented in a future filing.

  NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities during fiscal 2010.

5.  INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees and other include the following investments:

(Thousands)	March 31, 2009	September 30, 2008
Steckman Ridge	$115,085	$ 84,285
Iroquois	25,849	23,604
Other	7,805	8,092
Total	$148,739	$115,981

NJR’s investment in Steckman Ridge increased $30.8 million during the six months ended March 31, 2009, including cash investments of $28.5 million and capitalized costs and interest of $2.3 million.

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

The following tables are summarized financial information for Iroquois:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions)	2009	2008	2009	2008
Operating revenues	$51.0	$44.7	$92.8	$83.5
Operating income	$30.3	$26.1	$52.0	$45.3
Net income	$14.4	$11.5	$23.9	$19.0

(Millions)	March 31, 2009	September 30, 2008
Current assets	$ 65.1	$ 64.2
Noncurrent assets	$775.1	$729.2
Current liabilities	$ 62.5	$ 39.3
Noncurrent liabilities	$335.3	$348.9

6.  EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share amounts)	2009	2008	2009	2008
Net income, as reported	$35,517	$12,535	$47,293	$42,720
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,305	41,840	42,238	41,758
Basic earnings per common share	$0.84	$0.30	$1.12	$1.02
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,305	41,840	42,238	41,758
Incremental shares (1)	388	259	360	260
Weighted average shares of common stock outstanding–diluted (2)	42,693	42,099	42,598	42,018
Diluted earnings per common share	$0.83	$0.30	$1.11	$1.02
(1) Incremental shares consist of stock options, stock awards and performance units.
(2) The Company has no securities that are antidilutive for the three and six months ended March 31, 2009

7.  DEBT

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

On December 13, 2007, NJR entered into a $325 million unsecured committed credit facility expiring in December 2012. As of March 31, 2009, NJR had no borrowings outstanding under the facility.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2009, NJR has a $5 million letter of credit outstanding on behalf of NJRES, which is used for margin requirements for natural gas transactions and will expire on June 30, 2009.

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2009. The letter of credit is in place to support development activities.

NJNG

On November 1, 2008, NJNG repaid its $30 million, 6.27 percent, Series X First Mortgage bonds at maturity.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009 for up to $50 million. As of March 31, 2009, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

As of March 31, 2009, NJNG has a $250 million committed credit facility with several banks, expiring in December 2009. This facility is used to support NJNG’s commercial paper program. NJNG had $10 million outstanding under this facility as of March 31, 2009.

NJNG received $6.3 million and $7.5 million in December 2008 and 2007, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the six months ended March 31, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of March 31, 2009, the 30-day LIBOR rate was 0.5 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.9 percent as of March 31, 2009, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future.

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

NJRES

As of March 31, 2009, NJRES had a 3-year, $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of March 31, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require annual commitment fees, and NJRES’ committed facility that does not require a commitment fee, are as follows:

	March 31,	September 30,
(Thousands)	2009	2008
NJR
Long - term debt	$ 50,000	$ 75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	—	$ 32,700
Weighted average interest rate at end of period
Notes payable to banks	—	2.46%
NJNG
Long - term debt (1)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	$ 10,000	$145,500
Weighted average interest rate at end of period
Commercial paper	0.34%	2.31%
NJRES
Bank credit facilities	$ 30,000	$ 30,000
Amount outstanding at end of period
Notes payable to banks	—	—
Weighted average interest rate at end of period
Notes payable to banks	—	—
(1) Long - term debt excludes lease obligations of $65.1 million and $60.4 million at March 31, 2009 and September 30, 2008, respectively.

8.  CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Allowance for funds used during construction, (AFUDC) included in Utility plant, and capitalized interest included in Real estate properties and other and Investments in equity investees on the Unaudited Condensed Consolidated Balance Sheets, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
AFUDC – Utility plant	$172	$549	$429	$1,085
Weighted average rate	2.00%	8.31%	3.00%	8.31%

Capitalized interest – Real estate properties and other	$—	$28.6	$—	$65
Weighted average interest rates	—%	3.86%	—%	4.46%

Capitalized interest – Investments in equity investees and other	$827	$832	$1,670	$1,686
Weighted average interest rates	5.34%	5.63%	5.44%	5.81%

The AFUDC amounts shown in the table above for the three and six months ended March 31, 2008 include an equity component based on NJNG’s prior return on equity rate of 11.5 percent. As a result of the BPU’s Base Rate Order issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation and a return on equity rate of 10.3 percent (see Note 2. Regulation). Effective October 3, 2008, NJNG is allowed to recover an incremental cost of equity component during periods when its short-term debt balances are lower than its construction work in progress. For the three and six months ended March 31, 2009, AFUDC only includes a debt component.

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

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $491,000 and $690,000 of interest related to these SBC program costs for the three months ended March 31, 2009 and 2008, respectively, and $1.1 million and $1.4 million for the six months ended March 31, 2009 and 2008, respectively.

9.  STOCK-BASED COMPENSATION

On November 11, 2008, the Company granted 106,730 restricted shares that vested immediately. On the same date, the Company also granted 8,481 shares that vested immediately and were issued on November 17, 2008. On January 21, 2009 the members of the Board of Directors were issued 12,000 shares for their annual retainer. On March 11, 2009, the Company granted 46,500 restricted shares two-thirds of which may vest on October 1, 2009 and one-third of which may vest on October 1, 2010, subsequent to meeting certain performance milestones.

As of March 31, 2009, 2,398,623 and 95,203 shares, respectively, remain available for future awards to employees and directors.

Included in Operation and maintenance expense is $1.2 million and $1.3 million for the six months ended March 31, 2009 and 2008, respectively, related to stock-based compensation. As of March 31, 2009, there remains $3.3 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

10.  EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$678	$ 729	$1,356	$1,457	$ 280	$436	$ 864	$ 924
Interest cost	1,937	1,649	3,874	3,297	1,023	810	2,029	1,631
Expected return on plan assets	(2,188)	(2,182)	(4,376)	(4,365)	(351)	(627)	(998)	(1,210)
Recognized actuarial loss	139	276	278	551	215	181	534	443
Prior service cost amortization	14	14	28	28	19	19	39	39
Transition obligation amortization	—	—	—	—	90	89	179	178
Net periodic cost	$580	$ 486	$1,160	$ 968	$1,276	$908	$2,647	$2,005

For fiscal 2009, the Company has no minimum pension funding requirements. However, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. It is anticipated that the annual funding level to the OPEB plans will range from $1.2 million to $1.4 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the period ended March 31, 2009:

(Thousands)
Balance at October 1, 2008	$24,416
Accretion	742
Additions	—
Retirements	(463)
Balance at March 31, 2009	$24,695

Accretion amounts are not reflected as an expense on NJR’s Unaudited Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12.  INCOME TAXES

As of September 30, 2008, the Company had a FIN 48 (Reserve for Uncertain Tax Positions) balance of $6.5 million. During the first quarter of fiscal year 2009, the Company settled a tax court case with the State of New Jersey, which resulted in a $2.7 million decrease to the reserve balance.

During the second quarter of fiscal 2009, the Company settled the September 30, 2005 Internal Revenue Service (IRS) tax audit. The settlement resulted in an additional reduction to the remaining FIN 48 balance of $3.8 million bringing it to its current balance of zero. The prior balance of $3.8 million related to one issue which has been settled favorably and will result in no changes to the company’s tax liability related to the issue.

Currently the Company has no reason to believe that there will be any new additions to the FIN 48 reserve.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $89.9 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of March 31, 2009, NJRES had contractual obligations for current annual demand charges related to storage contracts and pipeline capacity contracts of $37.5 million and $47.9 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2009, there were NJR guarantees covering approximately $394 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet. Commitments as of March 31, 2009 for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES:
Natural gas purchases	$256,244	$247,995	$119,000	$123,566	$10,417	$ —
Pipeline demand fees	29,342	33,661	20,794	6,924	5,794	5,906
Storage demand fees	20,914	27,629	16,082	10,616	4,020	2,025
Sub-total NJRES	$306,500	$309,285	$155,876	$141,106	$20,231	$7,931
NJNG:
Natural gas purchases	$ 84,699	$ 31,218	$ 1,644	$ —	$ —	$ —
Pipeline demand fees	29,213	77,972	80,143	73,895	72,917	320,849
Storage demand fees	10,940	20,575	14,473	8,993	8,297	4,735
Sub-total NJNG	$124,852	$129,765	$ 96,260	$ 82,888	$ 81,214	$325,584
Total	$431,352	$439,050	$252,136	$223,994	$101,445	$333,515

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
NJRES	$29.8	$31.5	$ 58.3	$59.0
NJNG	22.3	19.5	42.8	38.2
Total	$52.1	$51.0	$101.1	$97.2

NJNG’s capital expenditures are estimated at $87.4 million for fiscal 2009, including $6 million related to AIP construction costs, of which approximately $39.0 million has been committed. Capital expenditures consist primarily of NJNG’s construction program to support customer growth, maintenance of its distribution system, replacement needed under pipeline safety regulations, an automated meter reading installation project and AIP.

The Company’s future minimum lease payments under various operating leases are less than $3.6 million annually for the next five years and $1.6 million in the aggregate for all years thereafter.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In February 2008, NJNG filed an application regarding its SBC which included MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through June 30, 2008 resulting in an expected annual recovery of $20.7 million. As of March 31, 2009, $84.8 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  BUSINESS SEGMENT DATA AND OTHER OPERATIONS DATA

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
	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating Revenues
Natural Gas Distribution	$469,261	$476,818	$810,169	$761,178
Energy Services	472,763	687,912	935,857	1,208,123
Segment subtotal	942,024	1,164,730	1,746,026	1,969,301
Retail and Other	(2,350)	12,859	(5,004)	19,490
Intersegment revenues (1)	(2,158)	(44)	(2,202)	(108)
Total	$937,516	$1,177,545	$1,738,820	$1,988,683
Depreciation and Amortization
Natural Gas Distribution	$7,291	$9,332	$14,452	$18,565
Energy Services	51	53	102	106
Segment subtotal	7,342	9,385	14,554	18,671
Retail and Other	166	132	315	249
Total	$7,508	$9,517	$14,869	$18,920
Interest Income (2)
Natural Gas Distribution	$504	$1,408	$1,162	$2,610
Energy Services	1	64	18	171
Segment subtotal	505	1,472	1,180	2,781
Retail and Other	13	71	19	126
Total	$518	$1,543	$1,199	$2,907
Interest Expense, net
Natural Gas Distribution	$4,204	$5,376	$10,664	$11,495
Energy Services	(124)	887	(148)	1,764
Segment subtotal	4,080	6,263	10,516	13,259
Retail and Other	139	429	250	1,243
Total	$4,219	$6,692	$10,766	$14,502
Income Tax Provision (Benefit)
Natural Gas Distribution	$24,767	$21,115	$38,103	$31,160
Energy Services	(813)	(20,221)	(4,540)	(11,555)
Segment subtotal	23,954	894	33,563	19,605
Retail and Other	(4,057)	2,500	(8,421)	2,283
Total	$19,897	$3,394	$25,142	$21,888
Net Financial Earnings
Natural Gas Distribution	$41,588	$34,170	$ 64,662	$ 50,840
Energy Services	31,078	43,517	40,461	62,609
Segment subtotal	72,666	77,687	105,123	113,449
Retail and Other	(238)	311	(217)	856
Total	$72,428	$77,998	$104,906	$114,305
(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2) Included in Other income in the Unaudited Condensed Consolidated Statement of Income

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and six months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008
Consolidated Net Financial Earnings	$72,428	$77,998	$104,906	$114,305
Less:
Unrealized loss from derivative instruments, net of taxes	22,952	69,012	27,074	73,802
Realized loss from derivative instruments related to natural gas inventory, net of taxes	13,959	(3,549)	30,539	(2,217)
Consolidated Net Income	$35,517	$12,535	$ 47,293	$ 42,720

The Company’s assets for the various business segments and business operations are detailed below:

	March 31,	September 30,
(Thousands)	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,743,326	$1,761,964
Energy Services	415,503	689,992
Segment Subtotal	2,158,829	2,451,956
Retail and Other	275,847	231,551
Intercompany Assets (1)	(18,085)	(58,115)
Total	$2,416,591	$2,625,392
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES’ assets decreased 40 percent from September 30, 2008 to March 31, 2009 due primarily to lower inventory values as resulting from a decline in commodity prices. Retail and Other’s assets increased 19 percent during the current fiscal period largely as a result of higher cash balances at NJR as well as an increase in NJR’s investment in Steckman Ridge.

For the six months ended March 31, 2009, NJRES had one customer who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

15.  OTHER

At March 31, 2009, there were 42,313,293 shares of common stock outstanding and the book value per share was $17.90.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

The retail and other business operations (Retail and Other) includes NJR Energy, an investor in energy-related ventures, most significantly through NJNR Pipeline Company, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a planned 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, which is being jointly developed and constructed with a partner in Pennsylvania; NJR Investment Company, which makes energy-related equity investments; NJR Home Services Company (NJRHS), which provides service, sales and installation of appliances; Commercial Realty and Resources Corporation (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Net income by business segment and business operations for the three and six months ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2009		2008		2009		2008
Net income (loss)
Natural Gas Distribution	$41,588	117%	$34,170	273%	$64,662	137%	$50,840	119%
Energy Services	(1,011)	(3)	(25,947)	(207)	(6,625)	(14)	(12,797)	(30)
Retail and Other	(5,060)	(14)	4,312	34	(10,744)	(23)	4,677	11
Total	$35,517	100%	$12,535	100%	$47,293	100%	$42,720	100%

Assets by business segment and business operations are as follows:

(Thousands)	March 31, 2009		September 30, 2008
Assets
Natural Gas Distribution	$1,743,326	72%	$1,761,964	67%
Energy Services	415,503	17	689,992	26
Retail and Other	275,847	12	231,551	9
Intercompany Assets (1)	(18,085)	(1)	(58,115)	(2)
Total	$2,416,591	100%	$2,625,392	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

NJRES and NJR Energy account for certain of their derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted, SFAS 133). Effective October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of new contracts are included in earnings, and are not accounted for using the “normal purchase normal sales” (normal) scope exception of SFAS 133. In addition, effective October 1, 2008, due to changes in the Company’s ability to assert physical delivery, the Company is no longer treating physical commodity contracts executed prior to October 1, 2007 as normal. Therefore, all NJRES physical commodity contracts are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of operating revenue and gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJNG and NJR Energy continue to be designated as normal and accounted for under accrual accounting.

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

Unrealized losses and gains at NJRES and NJR Energy are the result of changes in the fair value of derivative instruments, used to economically hedge future natural gas purchases, sales and transportation. Realized gains and losses at NJRES include the settlement of natural gas futures instruments used to economically hedge natural gas purchases in inventory that have not been sold.

Included in Net income in the table on the previous page for the six-month period ended March 31, 2009 and 2008 are unrealized (losses) in the Energy Services segment of $(16.6) million and $(77.6) million, after taxes, respectively and realized (losses)/gains of $(30.5) and $2.2 million, after taxes, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory.

Also, included in Net income above are unrealized (losses)/gains in the Retail and Other segment of $(10.5) million and $3.8 million, after taxes, for the six-month period ended March 31, 2009 and 2008, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

•
Managing the new customer growth rate, which is expected to be approximately 1.3 percent over the next two years. In fiscal 2009 and 2010, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this growth would increase utility gross margin under its base rates as provided by approximately $3.6 million annually, as calculated under NJNG’s CIP tariff;

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

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.3 percent, and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued margin. In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP. The total recovery requested of $22.4 million includes amounts accrued and estimated through September 30, 2008. As of March 31, 2009, NJNG has $7.6 million accrued in Regulatory Assets in the Unaudited Condensed Consolidated Balance Sheets. On April 1, 2009, NJNG filed a letter with the BPU requesting a 1-year extension to its CIP through October 1, 2010.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of March 31, 2009 and September 30, 2008, the obligation to fund these conservation programs was reflected at its present value of $305,000 and $864,000, respectively in the Unaudited Condensed Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

On April 16, 2009, the BPU approved NJNG’s AIP Program allowing NJNG to commence construction on its 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted cost of capital.

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

NJRES has a portfolio of customers including local distribution companies, industrial companies, electric generators and retail aggregators. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This strategy allows NJRES to extract more value from its portfolio of natural gas storage and pipeline transportation capacity through the arbitrage of pricing differences as a result of locational differences or over different periods of time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

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

Retail and Other Operations

As part of the Retail and Other operations NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets are natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a significant growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois (regulated rate) and Steckman Ridge (market-based rate), and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses included as part of Retail and Other include NJRHS, which provides service, sales and installation of appliances to over 145,000 customers and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries. Also included within Retail and Other operations is interest income and organizational expenses recorded at NJR.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. Construction will continue through the summer of 2009 as more facilities are made ready to support the initial winter season. As of March 31, 2009, NJR has invested $107 million in Steckman Ridge, excluding capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

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

NJRES previously applied the “normal purchase normal sale” (normal) scope exception for certain physical commodity contracts that were executed prior to October 1, 2007 which otherwise qualified as derivatives. Based on current conditions in the credit markets and developments within the natural gas industry, NJRES has determined that the probability of physical delivery with these counterparties could potentially diminish and, therefore, these contracts meet the requirements, outlined in SFAS 133, to continue applying the normal scope exception. As a result, effective October 1, 2008, NJRES will treat these contracts as derivatives and record them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Operating revenues and Gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Income.

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

Guarantees

In fiscal 2009, the Company entered into agreements to lease vehicles over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As a result, the Company has recognized a liability of $275,000 based on the present value of the potential obligation associated with the guarantees. In the event performance under the guarantee is required, the Company’s maximum future payment would be $475,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Foreign Currency Transactions

NJRES’ market area includes Canadian delivery points and as a result it incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of Gas purchases in the Consolidated Statements of Income and were not material during the three and six months ended March 31, 2009 and March 31, 2008, respectively.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net income for the three-month period ended March 31, 2009 increased by 183 percent to $35.5 million, compared with $12.5 million for the same period last fiscal year. Basic EPS increased 180 percent to $0.84 compared with $0.30 for the same period last fiscal year, and diluted EPS increased 177 percent to $0.83 compared with $0.30 for the same period last fiscal year.

Net income for the six-month period ended March 31, 2009, increased 10.7 percent to $47.3 million, compared with $42.7 million for the same period last fiscal year. Basic EPS increased 9.8 percent to $1.12, compared with $1.02 for the same period last fiscal year, and diluted EPS increased 8.8 percent to $1.11, compared with $1.02 for the same period last fiscal year.

The increase in net income for both the three and six months periods ended March 31, 2009, as compared with the same periods in the prior fiscal year was due primarily to a continuing decline in natural gas commodity prices at NJRES, during the current fiscal periods, which resulted in lower unrealized and realized losses on derivatives compared with the same periods during the prior fiscal year. This was partially offset by lower storage spreads and lower margins at NJRES due primarily to the expiration of a transportation contract resulting in reduced asset optimization opportunities compared with the prior fiscal periods. Also contributing to the increase in net income for the three and six months ended March 31, 2009 were improved margins at NJNG as a result of the changes to its base rates that took effect on October 3, 2008, higher gross margin from incentive programs and an overall reduction in interest expense driven by lower average debt balances and short-term borrowing rates.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2009	2008	% Change	2009	2008	% Change
Operating revenues	$937,516	$1,177,545	(20.4)%	$1,738,820	$1,988,683	(12.6)%
Gas purchases	$782,130	$1,065,925	(26.6)%	$1,480,275	$1,750,619	(15.4)%

Operating revenues decreased $240.0 million and Gas purchases decreased $283.8 million in the three months ended March 31, 2009, compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $215.1 million and Gas purchases of $257.7 million at NJRES due primarily to lower average natural gas prices and lower sales volumes;

•
a decrease in Operating revenues of $15.2 million at Retail and Other due to a decrease of $15.0 million in unrealized losses at NJR Energy, which were the result of declining natural gas market prices within a portfolio of net long financial derivative positions; and

•
a decrease in Operating revenues of $7.6 million at NJNG due primarily to the temporary rate credit given on customers’ bills from January through March of 2009, partially offset by the base rate increase; Gas purchases were also impacted by the temporary rate credit, which contributed to a $23.9 million decrease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

For the six months ended March 31, 2009, Operating revenues decreased $249.9 million and Gas purchases decreased $270.3 compared with the same period of the prior fiscal year due primarily to:

•
a decrease in Operating revenues of $272.3 million and Gas purchases of $284.6 million at NJRES and a decrease in Operating revenues of $24.5 million at Retail and Other due to $24.4 million of unrealized losses at NJR Energy due primarily to the same factors noted above; partially offset by

•
an increase in Operating revenues of $49.0 million and Gas purchases of $16.4 million at NJNG due primarily to an increase in firm sales as a result of colder weather during the current fiscal period, partially offset by higher credits extended to customers during fiscal 2009 in comparison to the BGSS refunds given to customers during fiscal 2008. In addition, operating revenues were favorably impacted by the base rate increase, while improved incentive program margins contributed to the decrease in Gas purchases .

Natural Gas Distribution Operations

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 487,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

NJNG’s financial results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Utility Gross Margin
Operating revenues	$469,261	$476,818	$810,169	$761,178
Less:
Gas purchases	314,091	337,988	544,543	528,136
Energy and other taxes	29,791	27,744	51,378	44,106
Regulatory rider expense	20,744	17,788	34,305	29,954
Total Utility Gross Margin	104,635	93,298	179,943	158,982
Operation and maintenance expense	26,836	23,901	51,786	47,780
Depreciation and amortization	7,291	9,332	14,452	18,565
Other taxes not reflected in utility gross margin	977	854	1,988	1,824
Operating Income	69,531	59,211	111,717	90,813
Other income	1,028	1,450	1,712	2,682
Interest charges, net	4,204	5,376	10,664	11,495
Income tax provision	24,767	21,115	38,103	31,160
Net Income	$ 41,588	$ 34,170	$ 64,662	$ 50,840

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2009		2008		2009		2008
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Residential	$72,060	21.4	$66,187	19.5	$121,747	34.7	$111,587	32.2
Commercial, Industrial & Other	17,966	4.7	19,227	4.2	31,347	7.9	33,023	7.0
Transportation	10,420	3.9	5,865	3.8	18,851	6.9	10,799	6.6
Total Utility Firm Gross Margin	100,446	30.0	91,279	27.5	171,945	49.5	155,409	45.8
Incentive programs	4,119	20.1	2,191	11.5	7,843	32.3	3,611	21.2
Interruptible	70	0.7	128	1.0	155	1.6	262	2.6
BPU settlement	—	—	(300)	—	—	—	(300)	—
Total Utility Gross Margin/throughput	$104,635	50.8	$93,298	40.0	$179,943	83.4	$158,982	69.6

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

NJNG’s Operating revenues decreased by $7.6 million, or 1.6 percent, and Gas purchases decreased by $23.9 million, or 7.1 percent, for the three months ended March 31, 2009, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in Operating revenue and Gas purchases related to firm sales in the amount of approximately $47.1 million, net of taxes, and $45.8 million, respectively, associated with the temporary rate credit given on customers’ bills from January through March of 2009, due to continuing lower wholesale natural gas costs;

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $19.3 million and $20.2 million, respectively, as a result of 40 percent lower average sale prices from $10.37/dth compared with $6.22/dth due to the change in the wholesale price of natural gas; partially offset by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $33.9 million and $23.1 million, respectively, due primarily to weather being 9.8 percent colder than the same period of the prior fiscal year, partially offset by a decrease in Operating revenue of $10.6 million, as a result of comparatively lower CIP accruals during the current fiscal period;

•	an increase in Operating revenue related to total firm sales in the amount of $31.2 million, as a result of an increase in BGSS base rates and rates associated with riders; and

•	an increase of $5.7 million in fixed revenue as a result of changes approved by the BPU for restructured tariffs.

NJNG’s Operating revenues increased by $49.0 million, or 6.4 percent, and Gas purchases increased by $16.4 million, or 3.1 percent, for the six months ended March 31, 2009, respectively, compared with the same period in the prior fiscal year as a result of:

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $56.0 million and $38.3 million, respectively, as a result of increases in BGSS and base rates, as well as increases in rider expenses, sales tax and TEFA as described below;

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $48.5 million and $32.6 million, respectively, due primarily to weather being 9.9 percent colder than the same period of the prior fiscal year, partially offset by a decrease in Operating revenue of $15.8 million, as a result of lower accruals relating to the CIP during the current fiscal period;

•
a net decrease in Operating revenue and Gas purchases of $15 million related to fiscal 2009 temporary rate credits of approximately $45 million extended to customers, compared with a BGSS refund of $30 million given to customers during fiscal 2008. NJNG extends these credits and refunds to its customers to manage the recovery of its gas costs during periods when wholesale natural gas costs are declining in comparison to the established rate included in NJNG’s BGSS tariff;

•	an increase in Operating revenue in the amount of $10.5 million related to fixed revenue as a result of changes approved by the BPU for restructured tariffs; partially offset by

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $32.1 million and $32.8 million, respectively, as a result of a 25.4 percent lower average sales prices from $9.15/dth to $6.83/dth due to the change in the wholesale price of natural gas;

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $2.7 million and $2.3 million, respectively, due to a decrease in sales to electric co-generation customers; and

•
a decrease of $2.1 million in Gas purchases related to increased amounts earned through the financial risk management (FRM) and capacity release incentive programs of $2.6 million in fiscal 2009 as compared with $459,000 in fiscal 2008 due primarily to lower NYMEX market prices in comparison to published benchmark prices, resulting in additional opportunities to purchase call options that were below the established quarterly FRM benchmark pricing levels; and

•
a decrease of $1.4 million in Gas purchases related to increased amounts received through the storage incentive program due primarily to the timing of the incentive margins during the program's April 2008 through October 2008 injection period as compared with the same period in the prior fiscal year.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $29.8 million and $27.7 million for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, Sales tax and TEFA totaled $51.4 million and $44.1 million, respectively. The increase for both periods was due primarily to an increase of operating revenue from firm sales of $24.1 million and $101.0 million for the three and six months ended March 31, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Regulatory rider expenses are calculated on a per-therm basis and totaled $20.7 million and $17.8 million for the three month periods ended March 31, 2009 and 2008, respectively, and $34.3 million and $30.0 million for the six month periods ended March 31, 2009 and 2008, respectively. The increase was due primarily to an increase in firm throughput of 2.5 Bcf for the three months and 3.7 Bcf for the six months ended March 31, 2009 as compared with the three and six months ended March 31, 2008, respectively, as a result of the previously mentioned colder weather coupled with an increase in the SBC rate.

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

Total utility firm gross margin increased $9.2 million, or 10.0 percent, for the three months and $16.5 million, or 10.6 percent, for the six months ended March 31, 2009, as compared with the same periods in the prior fiscal year, due primarily to an increase in residential and commercial transport customer margin as a result of an increase in base rates effective October 3, 2008 partially offset by a decrease in the amounts accrued through the CIP program. Firm margin was also favorably impacted by the increase in firm and transport customers of 2,400 and 2,600, respectively, over the same periods in the prior fiscal year.

Utility firm gross margin from residential service sales increased to $72.1 million for the three months and $121.7 million for the six months ended March 31, 2009, as compared with $66.2 million for the three months and $111.6 million for the six months ended March 31, 2008. NJNG delivered 21.4 Bcf, to its firm residential customers, compared with 19.5 Bcf in the three months ended March 31, 2009 and 2008, respectively, due primarily to weather being 9.8 percent colder. In the six months ended March 31, 2009 NJNG delivered 34.7 Bcf compared with 32.2 Bcf during the same period in fiscal 2008 due primarily to weather being 9.9 percent colder.

Utility firm gross margin from transportation service increased to $10.4 million for the three months and $18.9 million for the six months ended March 31, 2009, as compared with $5.9 million for the three months and $10.8 million for the six months ended March 31, 2008. NJNG delivered 3.9 Bcf, to its customers that utilize its transportation service, in the three months and 6.9 Bcf in the six months ended March 31, 2009, compared with 3.8 Bcf and 6.6 Bcf, respectively, for the same periods ended March 31, 2008. The increase for both periods was due primarily to the change in base rates, effective in October 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

The weather for the three months ended March 31, 2009 was 4.2 percent colder than normal, based on a 20-year average, which resulted in a negative adjustment of utility gross margin under the weather component of the CIP of $(1.8) million, compared with 6.8 percent warmer-than-normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $4.6 million last year. The weather for the six months ended March 31, 2009 was 3.2 percent colder than normal, which resulted in a negative adjustment of $(2.0) million, compared with 7.3 percent warmer-than-normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $7.4 million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to the normal number of degree days. Customer usage was lower than the established benchmark during the three and six months ended March 31 2009, which resulted in an accrual of utility gross margin under the CIP of $1.4 million and $2.4 million, respectively, compared with $5.6 million and $8.8 million, respectively, during the three and six months ended March 31, 2008. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer, which was amended with NJNG’s new base rates approved by the BPU effective October 3, 2008.

NJNG had 12,461 and 10,181 residential customers and 5,420 and 5,112 commercial customers using its transportation service at March 31, 2009 and 2008, respectively. The increase in transportation customers for the period ended March 31, 2009 was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

NJNG added 3,147 and 3,125 new customers during the six months ended March 31, 2009 and 2008, respectively. In addition, NJNG converted 366 and 374 existing customers to natural gas heat and other services during the same periods for fiscal 2009 and 2008, respectively. This customer growth represents an estimated annual increase of approximately 0.65 Bcf in sales to firm customers, assuming normal weather and usage which would contribute approximately $1.9 million to utility gross margin.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG’s natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to economically hedge NJNG’s natural gas costs. Gross margin is generated by entering into financial option positions that have a strike price below a published quarterly benchmark, minus premiums and associated fees. NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS.

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

Sales under NJNG’s incentive programs totaled 20.1 Bcf and generated $4.1 million of utility gross margin for the three months ended March 31, 2009, compared with 11.5 Bcf and $2.2 million of utility gross margin during the same period last fiscal year. Sales under the incentive programs totaled 32.3 Bcf and generated $7.8 million of utility gross margin for the six months ended March 31, 2009, compared with 21.2 Bcf and $3.6 million of utility gross margin during the same period last fiscal year. Utility gross margin from incentive programs comprised 3.9 percent and 4.4 percent of total utility gross margin for the three and six months ended March 31, 2009, respectively, and 2.3 percent of total utility gross margin for both the three and six months ended March 31, 2008. The increase in utility gross margin was due primarily to increased amounts earned through the FRM program of $343,000 and $1.5 million for the three and six months ended March 31, 2009, respectively, and $301,000 and $1.4 million in the same periods, respectively, from increased amounts received through the storage incentive program as discussed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Interruptible Revenues

As of March 31, 2009, NJNG serves 62 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 0.7 Bcf, or 1.4 percent, and 1.6 Bcf, or 1.9 percent, of total throughput for the three and six months ended March 31, 2009, respectively, and 1.0 Bcf, or 2.5 percent, and 2.6 Bcf, or 3.7 percent, of the total throughput during the same period in the prior fiscal year, respectively, they accounted for less than 1 percent of the total utility gross margin in each year.

Operation and Maintenance Expense

Operation and maintenance expense increased $2.9 million, or 12.3 percent, during the three months ended March 31, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in bad debt expense of $883,000 due primarily to additional write-off’s as a result of the economic recession;

•	increased postemployment benefit costs in the amount of $486,000 primarily as a result of the decline in equity markets and the related impact on plan asset values;

•	increased labor costs of $404,000 due primarily to annual wage increases, partially offset by lower overtime;

•	an increase of $317,000 in contractors expenses due to third party damage repair and increased maintenance; and

•	increased legal fees of $262,000.

Operation and maintenance expense increased $4.0 million, or 8.4 percent, during the six months ended March 31, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in the bad debt expense of $1.2 million associated with higher operating revenues and write-off activity;

•	increased benefit costs of $893,000 including higher costs associated with postemployment benefits as described above;

•	increased legal fees of $341,000;

•	an increase of $309,000 in contractors expenses due primarily to the same factors noted above;

•	increased labor costs of $169,000 due to the same factors as above; and

•	higher pipeline integrity costs of $243,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Operating Income

Operating income increased $10.3 million, or 17.4 percent, for the three months ended March 31, 2009 as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $11.3 million, as discussed above;

•
a decrease in depreciation expense of $2.0 million, due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of the base rate case; partially offset by

•	an increase in Operations and maintenance expense in the amount of $2.9 million, as discussed above.

Operating income increased $20.9 million, or 23.0 percent, for the six months ended March 31, 2009 as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $21.0 million, as discussed above;

•
a decrease in depreciation expense of $4.1 million, due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of the base rate case; partially offset by

•	an increase in Operations and maintenance expense in the amount of $4.0 million, as discussed above.

Interest Expense

Interest expense decreased $1.2 million and $830,000 for the three and six months ended March 31, 2009, respectively compared with the same periods in the last fiscal year, due primarily to:

•	lower average interest rates and balances related to NJNG’s commercial paper program, as well as lower rates associated with its variable rate EDA bonds; partially offset by

•	the issuance of long-term fixed rate debt of $125 million in May 2008, partially offset by the redemption of a $30 million bond on November 1, 2008.

Net Income

Net income increased $7.4 million, or 21.7 percent, to $41.6 million in the three months ended March 31, 2009. Net income increased $13.8 million, or 27.2 percent, to $64.7 million in the six months ended March 31, 2009. Net income in both periods increased due primarily to an increase in Operating income of approximately $10.3 million and $20.9 million and lower Interest expense of $1.2 million and $830,000 for the three and six months ended March 31, 2009, respectively, as discussed above, partially offset by higher income tax expense of $3.7 million and $6.9 million for the three and six months ended March 31, 2009, respectively, as a result of the higher pre-tax income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Energy Services Operations

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

When NJRES enters into contracts for the future delivery and sales of physical natural gas, it simultaneously enters into financial derivative contracts at market prices to establish an initial financial margin for each of its forecasted physical commodity transactions. The financial derivative contracts also serve to protect the cash flows of the transaction from volatility in commodity prices as NJRES locks in pricing and can include futures, options, and swap contracts, which are all predominantly actively quoted on the NYMEX.

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

•
Daily Sales Optimization (Cash): Consists of buying and selling flowing gas on a daily basis while optimizing existing transport positions during short-term market price movements to benefit from locational spreads:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Predominantly all of NJRES’ purchases and sales of natural gas result in the physical delivery of natural gas. NJRES has elected not to use the normal purchase normal sale scope exception of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, under which related liabilities incurred and assets acquired under these contracts are recorded when title to the underlying commodity passes. Therefore, all NJRES physical commodity contracts are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of Operating revenues and Gas purchases, respectively, in the Unaudited Condensed Consolidated Statements of Income.

The changes in fair value of NJRES’ financial derivative instruments, which are financial futures, swaps and option contracts, are also recognized in the Unaudited Condensed Consolidated Statements of Income, as a component of Gas purchases.

NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of Operating revenue and Gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Income during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded at the time of settlement as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

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

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to five years.

Operating Results

NJRES’ financial results are summarized as follows:
	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating revenues	$472,763	$687,912	$935,857	$1,208,123
Gas purchases	470,201	727,937	937,933	1,222,483
Gross Margin (Loss)	2,562	(40,025)	(2,076)	(14,360)
Operation and maintenance expense	3,868	5,026	8,228	7,866
Depreciation and amortization	51	53	102	106
Other taxes	596	199	925	408
Operating (Loss)	(1,953)	(45,303)	(11,331)	(22,740)
Other income	5	22	18	152
Interest income (expense), net	124	(887)	148	(1,764)
Income tax benefit	813	20,221	4,540	11,555
Net (Loss)	$ (1,011)	$ (25,947)	$ (6,625)	$ (12,797)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Gross Margin

Gross margin for the three months ended March 31, 2009 increased by $42.6 million, as compared with the same period in the last fiscal year, due primarily to lower unrealized losses during the current fiscal period partially offset by an increase in certain realized losses as described below. The combination of these changes in values generated a net favorable variance of $60.7 million in overall values on its financial and physical commodity contracts compared to the same period during fiscal 2008.

NJRES’ results during the quarter ended March 31, 2009 were impacted by the continuing decline in the price of natural gas resulting in realized losses of $(22.9) million compared to gains of $5.9 million during the same fiscal period in the prior year. The realized gains/(losses) pertain to the settlement of certain purchased futures and fixed swap contracts which economically hedge planned natural gas purchases. The losses incurred during the current fiscal period resulted from a lower settlement price as compared to the original hedge price (or trade price). Conversely, the fiscal 2008 period was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

As these financial contracts settle, the physical gas is purchased and injected into storage. These physical gas injections and the associated financial hedges are part of the NJRES’ business strategy to subsequently sell the natural gas from storage in the future. The realized amounts are a component of the anticipated financial margin associated with the overall strategy, and as a result of certain accounting requirements, are recognized in current earnings and result in a timing difference. When the purchased gas is eventually sold, NJRES will realize the entire margin on the transaction.

In addition, NJRES had unrealized losses of $(29.7) million and $(119.2) million during the three months ended March 31, 2009 and 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. The unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date, respectively. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the improved margin resulting from the lower net losses discussed above, was a decrease in storage spreads during the current fiscal period, as further discussed in the Financial margin sections below.

Gross margin for the six months ended March 31, 2009 increased by $12.3 million, as compared with the same period in the last fiscal year, due primarily to an increase of $46.2 million in overall values on its financial and physical commodity contracts, offset by lower margin of $33.9 million primarily related to a decrease in storage spreads and the expiration of a favorable transportation contract as described further in the Financial Margin section below.

The decline in commodity prices discussed above also impacted NJRES’ realized and unrealized gains/(losses) during the fiscal 2009 and 2008 six month periods. As a result, included in NJRES’ gross margin for the current six month period ended March 31, 2009, were realized losses of $(50.1) million compared to gains of $3.6 million during the same period in fiscal 2008. In addition, NJRES recognized net unrealized losses of $(27.1) million and $(127.0) million during the six months ended March 31, 2009 and 2008, respectively, due primarily to the change in values related to its short financial derivative contracts.

Non-GAAP measures

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

The following table is a computation of financial margin of NJRES:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating revenues	$472,763	$687,912	$935,857	$1,208,123
Less: Gas purchases	470,201	727,937	937,933	1,222,483
Add:
Unrealized loss on derivative instruments	29,738	119,218	27,141	127,043
Realized loss (gain) from derivative instruments related to natural gas inventory	22,894	(5,889)	50,088	(3,629)
Financial Margin	$55,194	$ 73,304	$75,153	$ 109,054

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating (Loss)	$ (1,953)	$(45,303)	$(11,331)	$ (22,740)
Add:
Operation and maintenance expense	3,868	5,026	8,228	7,866
Depreciation and amortization	51	53	102	106
Other taxes	596	199	925	408
Subtotal – Gross Margin (Loss)	2,562	(40,025)	(2,076)	(14,360)
Add:
Unrealized loss on derivative instruments	29,738	119,218	27,141	127,043
Realized (gain) loss from derivative instruments related to natural gas inventory	22,894	(5,889)	50,088	(3,629)
Financial Margin	$55,194	$ 73,304	$75,153	$109,054

A reconciliation of Net loss to Net financial earnings is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Net (Loss)	$ (1,011)	$(25,947)	$ (6,625)	$(12,797)
Add:
Unrealized loss on derivative instruments, net of taxes	18,130	73,013	16,547	77,623
Realized loss (gain) from derivative instruments related to natural gas inventory, net of taxes	13,959	(3,549)	30,539	(2,217)
Net Financial Earnings	$31,078	$ 43,517	$40,461	$ 62,609

Financial margin for the three months ended March 31, 2009 and 2008 was $55.2 million and $73.3 million, respectively. The decrease of $18.1 million is due primarily to fewer storage arbitrage opportunities, which resulted in lower average price spreads (difference between market sales price and cost) on storage positions for the three-month period ended March 31, 2009, as compared with the same period in the prior fiscal year.

Financial margin for the six months ended March 31, 2009 and 2008 was $75.2 million and $109.1 million, respectively. The decrease of $33.9 million is due primarily to the expiration of a highly favorable physical transport capacity contract servicing the Northeast market region that was no longer available for asset optimization in the current fiscal period, along with the transportation portfolio experiencing lower hedged values coupled with higher capacity fees. NJRES’ total firm transportation capacity decreased by 170,400 dth/day, from 837,400 dth/day at March 31, 2008 to 667,000 dth/day at March 31, 2009. Transport capacity contracts normally have greater market value during the winter season, when demand levels are usually higher. As a result, the combined operating results of the basis and cash portfolios in the quarter ended March 31, 2009, decreased by $17.8 million, as compared with the same period last fiscal year. The Gross margin from the storage portfolio also decreased by $16.1 million compared with the prior fiscal period, due primarily to lower average spreads on storage positions in the current fiscal period, and less storage capacity, which decreased from 26.9 Bcf in the prior fiscal period to 25.5 Bcf in the current fiscal period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Operation and Maintenance Expense (O&M)

Operation and maintenance expense decreased $1.2 million, or 23.0 percent, during the three months ended March 31, 2009, as compared with the same period in the last fiscal year, due primarily to a decrease of $1.4 million in incentive-based compensation expense during the three months ended March 31, 2009, partially offset by increased shared corporate service costs.

O&M expense increased $362,000, or 4.6 percent, during the six months ended March 31, 2009, as compared with the same period in the last fiscal year, due primarily to an increase of $180,000 in shared corporate service costs and $179,000 for increased audit fees. NJRES’ decrease of $1.4 million related to its incentive compensation during the current fiscal period as noted above was offset by a $1.2 million decrease to incentive compensation during the first quarter of fiscal 2008 as compared to the same period in fiscal 2009.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating (Losses) Revenues	$(2,350)	$12,859	$ (5,004)	$19,490
Operation and maintenance expense	$ 6,712	$ 5,678	$ 13,862	$11,138
Equity in earnings, net of tax	$ 787	$ 746	$ 1,301	$ 1,170
Net (Loss) Income	$(5,060)	$ 4,312	$(10,744)	$ 4,677

Operating revenue decreased $15.2 million, or 118.3 percent, and $24.5 million, or 125.7 percent, respectively for the three months and six months ended March 31, 2009, to $(2.4) million and $(5.0) million, respectively as compared with $12.9 million and $19.5 for the three months and six months ended March 31, 2008, respectively, due primarily to greater unrealized losses at NJR Energy, which were the result of declining market prices within a portfolio of net long financial derivative positions along with a decrease in installation revenue at NJRHS.

Operation and maintenance expenses for the three months and the six months ended March 31, 2009, increased $1.0 million and $2.7 million, respectively as compared to last fiscal year due primarily to higher labor cost, increased building and utilities expenses and higher health care costs at NJRHS.

Taxes netted in Equity in earnings from Iroquois are $518,000 and $481,000 for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 2009 and 2008, taxes netted in Equity in earnings from Iroquois are $857,000 and $763,000. These amounts are included in the Unaudited Condensed Consolidated Statements of Income. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

Net income for the three months and six months ended March 31, 2009, decreased $9.4 million and $15.4 million, respectively compared with same period in the prior fiscal year, due primarily to the decreased operating revenue at NJR Energy and NJRHS and the increased O&M expenses, partially offset by lower income tax expense as a result of the lower Operating income

NJR Energy has economically hedged a long-term fixed-price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with financial derivative instruments designed to economically hedge the long-term fixed-price contracts.

The Income statement includes unrealized losses (gains) associated with these derivative instruments of $8.2 million and $(6.8) million for the three months and $17.9 million and $(6.5) million six months ended March 31, 2009 and 2008, respectively, which are recorded, pre-tax, as a component of Operating revenues.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Net (loss) income	$(5,060)	$4,312	$(10,744)	$4,677
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	4,822	(4,001)	10,527	(3,821)
Net financial earnings	$ (238)	$ 311	$ (217)	$ 856

Net financial earnings for the three months and six months ended March 31, 2009, decreased $549,000 and $1.1 million, respectively compared with the same period in the prior fiscal year, due primarily to increased Operation and maintenance expense, partially offset by a decrease in installation revenue at NJRHS.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:

	March 31,	September 30,
	2009	2008
Common stock equity	62%	51%
Long-term debt	37	32
Short-term debt	1	17
Total	100%	100%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares. As of March 31, 2009, the Company repurchased approximately 5.5 million of those shares and has the ability to repurchase approximately 1.3 million additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of March 31, 2009, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $589 million available under these facilities (see Note 7. Debt).

NJR believes that as of March 31, 2009, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

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

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

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

As of March 31, 2009, NJR has a $5 million letter of credit outstanding on behalf of NJRES, which is used for margin requirements for natural gas transactions and will expire on June 30, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009 for up to $50 million. As of March 31, 2009, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG currently plans to renew or replace this facility prior to or upon its expiration. NJNG had $10 million of commercial paper borrowings supported by the credit facility as of March 31, 2009. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the six months ended March 31, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of March 31, 2009, the 30-day LIBOR rate was 0.5 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.9 percent as of March 31, 2009, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES has a 3-year, $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. There were no borrowings under this facility as of March 31, 2009.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of March 31, 2009.

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 535,416	$ 17,475	$ 52,887	$ 32,200	$432,854
Capital lease obligations (1)	88,322	9,748	22,687	16,038	39,849
Operating leases (1)	13,731	3,590	5,278	3,291	1,572
Short-term debt	10,000	10,000	—	—	—
New Jersey Clean Energy Program (1)	41,651	10,589	22,516	8,546	—
Construction obligations	2,730	2,730	—	—	—
Remediation expenditures (2)	120,230	13,360	41,070	22,200	43,600
Natural gas supply purchase obligations–NJNG	117,561	106,211	11,350	—	—
Demand fee commitments–NJNG	723,001	89,888	185,584	162,403	285,126
Natural gas supply purchase obligations–NJRES	757,222	443,198	244,053	69,971	—
Demand fee commitments–NJRES	183,707	85,432	72,406	19,837	6,032
Total contractual cash obligations	$2,593,571	$792,221	$657,831	$334,486	$809,033
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

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

As of March 31, 2009, there were NJR guarantees covering approximately $394 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

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

Total capital expenditures for fiscal 2009 are estimated at $87.4 million, including an estimate of $6 million related to the AIP construction costs.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow from operating activities totaled $345.9 million for the six months ended March 31, 2009, compared with cash flow from operations of $167.7 million for the same period in fiscal 2008. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital and the related changes in the beginning and period end balances, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs,

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

A summary of the primary factors that contributed to the increase in operating cash flows during the six months ended March 31, 2009 as compared with the prior fiscal period is as follows:

•	a larger decrease in storage volumes and the average cost of gas at NJRES resulting in a reduction in the value of its inventory balances;

•
a reduction in receivable balances at NJRES stemming from a 6 percent decrease in sales volumes and 42 percent decrease in average sales price compared with an increase in receivable balances during the six months ended March 31, 2008, as a result of a 28 percent increase in volumes coupled with a 63 percent increase in average sales prices;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

•
an increase in NJNG’s gas costs recovered during fiscal 2009 as a result of gas costs falling below the commodity component of NJNG’s BGSS rate billed to its customers compared with the six months ended March 31, 2008. The amount of gas costs overrecovered was moderated by a BGSS refund of $30 million issued to NJNG’s customers during fiscal 2008 and temporary rate credits of $45 million during fiscal 2009;

These increases in operating cash flows were offset by:

•	lower NYMEX prices which prompted an increase in broker margin deposits for NJNG’s financial derivatives during the six months ended March 31, 2009; and

•
lower NJRES payable balances primarily related to a 55 percent decrease in the cost of purchases during the current fiscal period compared to a 39 percent decrease in the cost of purchases as well as a 32 percent increase in volumes purchased during fiscal 2008.

NJNG’s MGP expenditures are currently expected to total $13.3 million in fiscal 2009 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $66 million for the six months ended March 31, 2009, compared with $38.9 million in the same period in fiscal 2008. The increase in cash used was due primarily to an increase in the cash invested in Steckman Ridge and higher NJNG utility plant expenditures offset by the drawdown from the restricted cash construction fund.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. Construction will continue through the summer of 2009 as more facilities are made ready to support the initial winter season. As of March 31, 2009, NJR has invested $107 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge will seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At December 31, 2008, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2009.

Financing Activities

Cash flow used in financing activities totaled $239.2 million for the six months ended March 31, 2009, compared with $124.7 million for the same period in the prior fiscal. During the current fiscal period, NJNG repaid its $30 million, 6.27 percent, Series X Mortgage bonds and NJR repaid its $25 million, 3.75 percent, unsecured senior notes. In addition, the Company was able to reduce its short-term borrowings as a result of its improved cash from operations.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.9 percent as of March 31, 2009, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (Continued)

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

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s):

	Standard and Poor’s	Moody’s
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Negative

NJNG’s S&P and Moody’s ratings are investment-grade ratings. S&P and Moody’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment-grade category. NJR is not a rated entity. On April 30, 2009, S&P affirmed its ratings and changed its outlook from negative to stable.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 3.8 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to March 31, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2009
NJNG	$(49,610)	$(70,373)	$ (20,928)	$(99,055)
NJRES	89,571	98,493	133,297	54,767
NJR Energy	20,190	(20,366)	(2,499)	2,323
Total	$ 60,151	$ 7,754	$109,870	$(41,965)

There were no changes in methods of valuations during the quarter ended March 31, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at March 31, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$(61,928)	$ 9,368	$(2,945)	—	$ (55,505)
Price based on other external data	9,081	4,423	36	—	13,540
Total	$(52,847)	$13,791	$(2,909)	—	$(41,965)

The following is a summary of financial derivatives by type as of March 31, 2009:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	16.8	$3.73 - $9.19	$(91,546)
	Swaps	(0.3)	$3.71 - $4.62	(7,771)
	Options	10.4	$4.00 - $9.51	262
NJRES	Futures	(6.7)	$3.65 - $10.98	24,876
	Swaps	(39.5)	$3.63 - $12.46	29,820
	Options	3.6	$3.50 - $3.80	71
NJR Energy	Swaps	3.8	$3.41 - $ 4.44	2,323
Total				$(41,965)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to March 31, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2009
NJRES	$1,714	$7,480	$(183)	$9,377

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The VaR at March 31, 2009, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $1.3 million. The VaR with a 99 percent confidence level and a 10-day holding period was $6.0 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2009. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of March 31, 2009 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$134,722	$81,673
Noninvestment grade	13,793	6,258
Internally rated investment grade	15,779	5,852
Internally rated noninvestment grade	1,472	8
Total	$165,766	$93,791

NJNG’s counterparty credit exposure as of March 31, 2009 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$28,942	$26,851
Noninvestment grade	1,167	22
Internally rated investment grade	1,235	552
Internally rated noninvestment grade	425	67
Total	$31,769	$27,492

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Risk–Long-Term Debt

As of March 31, 2009, the Company (excluding NJNG) had no variable-rate long-term debt.

As of March 31, 2009, NJNG is obligated with respect to loan agreements securing six series of auction rate bonds totaling approximately $97.0 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of March 31, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.9 percent as of March 31, 2009. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to avoid failed auctions in the future.

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

As of March 31, 2009, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, since the material weakness discussed above is not completely remediated, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Subsequent to the quarter and fiscal year ended September 30, 2008, in connection with the material weakness in internal control over financial reporting detailed above, the Company has implemented or will implement the following controls designed to substantially reduce the risk of a similar material weakness occurring in the future:

•	expand training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s commodity transacting;

•	invest in additional resources with appropriate accounting technical expertise, including the hiring of a Controller-Unregulated Operations in April 2009;

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

As part of the Company’s fiscal 2009 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they are designed and are operating effectively. The effectiveness of remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal control over financial reporting that the Company will perform during fiscal 2009. Management believes, however, these measures will remediate the above identified material weakness in internal control over financial reporting.

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2008, and is set forth in Part I, Item 1, Note 12, Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter March 31, 2009, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On November 14, 2007, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1.5 million shares, bringing the total permitted repurchases to 6.8 million shares as of that date. As of March 31, 2009, the Company has 1.3 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
01/01/09 – 01/31/09	—	—	—	1,369,171
02/01/09 – 02/28/09	—	—	—	1,369,171
03/01/09 – 03/31/09	66,200	$32.71	66,200	1,302,971
Total	66,200	$32.71	66,200	1,302,971

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of shareholders was held on January 21, 2009 and information regarding such meeting was included in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, which is incorporated herein by reference.

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

Date: May 8, 2009
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer