Form 10-Q
period 2009-06-30
NEW JERSEY RESOURCES CORP
filed 2009-08-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission file number 001-8359

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

The number of shares outstanding of $2.50 par value Common Stock as of August 4, 2009, was 42,014,773.

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

•	the impact to the asset values and resulting higher costs and funding obligations of NJR’s pension and postemployment benefit plans as a result of declines in the financial markets;
•	increases in borrowing costs associated with variable-rate debt;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	the impact of governmental regulation (including the regulation of rates);
•	conversion activity and other marketing efforts;
•	actual energy usage of NJNG’s customers;
•	the pace of deregulation of retail gas markets;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, including the possible expiration of the Conservation Incentive Program (CIP);
•	changes due to legislation at the federal and state level;
•	the availability of an adequate number of appropriate counterparties in the wholesale energy trading market;
•	sufficient liquidity in the wholesale energy trading market and continued access to the capital markets;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties;
•	the effects and impacts of inflation on NJR and its subsidiaries operations;
•	change in accounting pronouncements issued by the appropriate standard setting bodies; and
•	terrorist attacks or threatened attacks on energy facilities or unrelated energy companies.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share data)	2009	2008	2009	2008

OPERATING REVENUES	$441,052	$1,000,439	$2,179,872	$2,989,122

OPERATING EXPENSES
Gas purchases	400,783	945,629	1,881,058	2,696,248
Operation and maintenance	38,436	34,187	112,209	100,971
Regulatory rider expenses	6,280	5,925	40,585	35,879
Depreciation and amortization	7,880	9,680	22,749	28,600
Energy and other taxes	11,739	10,711	67,353	58,245
Total operating expenses	465,118	1,006,132	2,123,954	2,919,943
OPERATING (LOSS) INCOME	(24,066)	(5,693)	55,918	69,179
Other income	1,179	237	3,095	3,305
Interest expense, net	5,187	5,182	15,953	19,684
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(28,074)	(10,638)	43,060	52,800
Income tax (benefit) provision	(12,262)	(2,663)	12,880	19,225
Equity in earnings of affiliates, net of tax	1,477	378	2,778	1,548
NET (LOSS) INCOME	$ (14,335)	$ (7,597)	$ 32,958	$ 35,123

(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.34)	$(0.18)	$0.78	$0.84
DILUTED	$(0.34)	$(0.18)	$0.77	$0.84

DIVIDENDS PER COMMON SHARE	$0.31	$0.28	$0.93	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,049	41,949	42,175	41,822
DILUTED	42,049	41,949	42,547	42,037

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30,
(Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 32,958	$ 35,123
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	46,798	75,095
Depreciation and amortization	23,417	29,369
Allowance for funds (equity) used during construction	(233)	—
Allowance for bad debt expense	5,015	3,104
Deferred income taxes	4,316	8,203
Manufactured gas plant remediation costs	(12,280)	(13,263)
Equity in earnings from investments, net of distributions	3,858	388
Cost of removal – asset retirement obligations	(508)	(888)
Contributions to employee benefit plans	(1,768)	(521)
Changes in:
Components of working capital	282,973	(34,761)
Other noncurrent assets	(23,611)	24,850
Other noncurrent liabilities	(10,251)	17,596
Cash flows from operating activities	350,684	144,295
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(51,169)	(51,472)
Real estate properties and other	(356)	(888)
Cost of removal	(4,014)	(5,775)
Investments in equity investees	(41,343)	(16,595)
Withdrawal from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(92,682)	(74,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,327	13,072
Proceeds from long-term debt	—	125,000
Tax benefit from stock options exercised	993	677
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(58,860)	(3,977)
Purchases of treasury stock	(17,757)	(11,040)
Payments of common stock dividends	(37,977)	(33,451)
Net payments from short-term debt	(129,600)	(146,579)
Cash flows used in financing activities	(223,606)	(48,813)
Change in cash and temporary investments	34,396	20,752
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$ 77,022	$ 25,892
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$ 97,642	$(214,552)
Inventories	279,693	73,666
Recovery of gas costs	58,836	(18,037)
Gas purchases payable	(122,271)	199,407
Prepaid and accrued taxes, net	37,792	21,075
Accounts payable and other	2,271	(8,871)
Restricted broker margin accounts	(27,814)	(73,016)
Customers’ credit balances and deposits	(43,162)	(11,632)
Other current assets	(14)	(2,801)
Total	$282,973	$ (34,761)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$13,498	$17,972
Income taxes	$12,685	$25,477

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30,	September 30,
(Thousands)	2009	2008

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,418,320	$1,366,237
Real estate properties and other, at cost	30,163	29,808
	1,448,483	1,396,045
Accumulated depreciation and amortization	(399,005)	(378,759)
Property, plant and equipment, net	1,049,478	1,017,286

CURRENT ASSETS
Cash and temporary investments	77,022	42,626
Customer accounts receivable
Billed	126,128	227,132
Unbilled revenues	9,739	9,417
Allowance for doubtful accounts	(6,555)	(4,580)
Regulatory assets	6,318	51,376
Gas in storage, at average cost	198,615	478,549
Materials and supplies, at average cost	5,351	5,110
Prepaid state taxes	35,660	37,271
Derivatives, at fair value	164,401	208,703
Restricted broker margin accounts	49,204	41,277
Deferred taxes	17,882	—
Other	29,736	12,785
Total current assets	713,501	1,109,666

NONCURRENT ASSETS
Investments in equity investees	156,311	115,981
Regulatory assets	359,876	340,670
Derivatives, at fair value	13,345	24,497
Restricted cash construction fund	—	4,200
Other	11,577	13,092
Total noncurrent assets	541,109	498,440
Total assets	$2,304,088	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30,	September 30,
(Thousands)	2009	2008

CAPITALIZATION
Common stock equity	$ 721,239	$ 726,958
Long-term debt	457,671	455,117
Total capitalization	1,178,910	1,182,075

CURRENT LIABILITIES
Current maturities of long-term debt	5,995	60,119
Short-term debt	48,600	178,200
Gas purchases payable	193,245	315,516
Accounts payable and other	49,229	61,735
Dividends payable	13,004	11,776
Deferred and accrued taxes	47,088	24,720
Regulatory liabilities	30,842	—
New Jersey clean energy program	10,805	3,056
Derivatives, at fair value	151,365	146,320
Restricted broker margin accounts	9,185	29,072
Customers’ credit balances and deposits	20,294	63,455
Total current liabilities	579,652	893,969

NONCURRENT LIABILITIES
Deferred income taxes	224,471	239,703
Deferred investment tax credits	6,951	7,192
Deferred revenue	7,828	9,090
Derivatives, at fair value	9,000	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	55,795	52,272
Regulatory liabilities	58,634	63,419
New Jersey clean energy program	29,155	—
Asset retirement obligation	25,021	24,416
Other	8,441	7,510
Total noncurrent liabilities	545,526	549,348
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,304,088	$2,625,392

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008
Net (loss) income	$(14,335)	$(7,597)	$32,958	$35,123
Other comprehensive (loss) income
Unrealized (loss) gain on available for sale securities, net of tax of $10, $(206), $74 and $(235), respectively (1)	(14)	296	(106)	336
Net unrealized (loss) on derivatives, net of tax of $16, $3, $50 and $64, respectively	(23)	(42)	(71)	(92)
Other comprehensive income	(37)	254	(177)	244
Comprehensive income	$(14,372)	$(7,343)	$32,781	$35,367
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2009.

Subsequent Events

The Company evaluates subsequent events through the date it issues its financial statements. Accordingly, for the period ended June 30, 2009, events occurring between June 30, 2009 and August 5, 2009, have been reviewed to determine appropriate recognition and disclosures. See Note 2, Regulation, for subsequent events disclosures.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	June 30,		September 30,
(Thousands)	2009		2008
NJNG	$ 11,211	9%	$ 21,398	9%
NJRES	106,431	84	198,902	88
NJRHS and other	8,486	7	6,832	3
Total	$126,128	100%	$227,132	100%

Accounts receivable decreased during the nine months ended June 30, 2009, due primarily to the impact of lower commodity prices on NJRES’ receivables.

Gas in Storage

The following table summarizes Gas in storage by company as of:
	June 30,		September 30,
	2009		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$113,480	14.2	$189,828	22.1
NJRES	85,135	28.1	288,721	27.6
Total	$198,615	42.3	$478,549	49.7

Gas in storage decreased during the nine months ended June 30, 2009, due primarily to the seasonal reduction in volumes at NJNG and lower cost of inventory purchases at NJRES stemming from a decline in commodity prices.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

On April 10, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1 (FSP FIN 39-1), Amendment of FASB Interpretation No. 39. FSP FIN 39-1 provides additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset the fair values of amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. FSP FIN 39-1 became effective for fiscal years beginning after November 15, 2007. As NJR’s policy has been to present its derivative positions and any receivables or payables with the same counterparty on a gross basis, FSP FIN 39-1 had no impact on its statement of financial position or results of operations.

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

SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of SFAS 157 did not have a material impact on NJR’s financial position or results of operations. See Note 4, Fair Value, for more information on the adoption of SFAS 157, as well as the required disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impacts on the financial statements. NJR adopted SFAS 161 effective January 1, 2009. As SFAS 161 provisions only require additional disclosures, there was no impact to NJR’s statement of financial position or results of operations upon adoption. See Note 3 Derivative Instruments for a description of NJR’s derivative activities, including the additional disclosures required by SFAS 161.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. NJR adopted the provisions of FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. As it is a disclosure only standard, it had no impact on the Company’s statement of financial position or results of operations. See Note 4, Fair Value, for more information on the required disclosures.

In April 2009, the FASB issued FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP became effective for interim and annual reporting periods ending after June 15, 2009. There was no impact to NJR’s statement of financial position or results of operations as a result of the adoption of the FSP.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The FSP improves presentation and disclosures in financial statements for other-than-temporary impairments of debt and equity securities and expands on the factors companies should consider when evaluating debt securities for other-than-temporary impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. There was no impact to NJR’s statement of financial position or results of operations as a result of NJR’s adoption of the FSP.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events. As SFAS 165 is effective for interim or annual periods ending after June 15, 2009, NJR adopted its provisions effective June 30, 2009. There was no impact to NJR’s statement of financial position or results of operations as a result of the adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Recently Issued Standards

   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a pre-existing policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the company chooses to apply the fair value option to, are reported in earnings at each reporting date. SFAS 159 also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. SFAS 159 became effective for NJR as of October 1, 2008; however, since the Company did not elect the fair value option for any items, the provisions of SFAS 159 do not impact its statement of financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46 (R) (FIN 46(R)), which will eliminate the quantitative assessments currently in practice under FIN 46 (R), and instead will require qualitative assessments to determine whether a company has a controlling financial interest in a variable interest entity (VIE) and, therefore, would be deemed the primary beneficiary, resulting in consolidation of the VIE’s operating results. In addition, SFAS 167 requires ongoing reassessments, rather than limiting the reassessments to when certain triggering events occur, and additional disclosures that are intended to provide information on a company’s involvement with VIE’s. SFAS 167 is effective at the beginning of a company’s annual reporting period that begins after November 15, 2009, including interim reporting periods within the first annual reporting period, and thereafter. The Company will adopt the provisions of the statement prospectively during its first quarter of fiscal 2011 and is evaluating the effect on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as a replacement to SFAS 162. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities and clarifies that once the Codification takes effect, the GAAP hierarchy will include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There will be no impact to NJR’s financial statements upon adoption, however, certain disclosures surrounding GAAP guidance will be modified to reflect the appropriate references to the Codification.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 3, 2008, the BPU unanimously approved and made effective the settlement of NJNG’s base rate case. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate, received an allowed return on equity component of 10.3 percent, reduced its depreciation expense component from 3 percent to 2.34 percent and reduced its annual depreciation expense by $1.6 million as a result of the amortization of previously recovered asset retirement obligations.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin variations (filed for annually and recovered in the year following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of Basic Gas Supply Service (BGSS) related savings.

In May 2008, NJNG filed its Petition for the annual review of its CIP for recoverable CIP amounts for fiscal 2008, requesting an additional $6.8 million and approval to modify its CIP recovery rates effective October 1, 2008. The additional amount brought the total recovery requested to $22.4 million. The total recovery requested for fiscal 2008 includes amounts accrued and estimated through September 30, 2008. On October 3, 2008, the BPU approved the CIP petition on a provisional basis, effective the date of the order and on June 8, 2009, the BPU issued their final order approving the rates on a permanent basis. On April 1, 2009, NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. If accepted by the BPU, the CIP would remain in effect for an additional year or until a final order is issued by the BPU.

In June 2009, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery of $6.9 million. The total recovery requested for fiscal 2009 includes amounts accrued and estimated through September 30, 2009. As of June 30, 2009, NJNG has $6.3 million accrued under the CIP to be recovered in Regulatory Assets in the Unaudited Condensed Consolidated Balance Sheets.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the three-year term of the CIP pilot program. As of June 30, 2009, NJNG had a remaining liability of $269,000 related to these programs.

Basic Gas Supply Service (BGSS)

BGSS is a BPU-approved rate mechanism designed to allow for the recovery of natural gas commodity costs. NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers.

In May 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008, that would increase an average residential heating customer’s bill by approximately 18 percent due to an increase in the price of wholesale natural gas. Subsequent to the filing, wholesale natural gas prices moderated, and on September 22, 2008, NJNG, the Staff of the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008 and June 8, 2009, the BPU and Rate Counsel approved the BGSS increase on a provisional and final basis, respectively, effective the date of the orders.

In December 2008, NJNG provided notice that it would implement a $32 million BGSS-related rate credit that would lower residential and small commercial sales customers’ bills in January and February 2009. This rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change. On February 20, 2009, NJNG provided notice to the BPU that its BGSS-related rate credit would be extended through March 31, 2009, to reduce BGSS charges by an additional $16 million. These credits include sales tax.

In June 2009, NJNG filed its annual BGSS and CIP filing (2010 BGSS/CIP filing) proposing a decrease of 17.6 percent for the average residential heating customer of which 15.7 percent stems from the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change is related to changes to the CIP rate, as discussed above, and a minor reduction to the rate related to collecting the remaining balance under the Weather Normalization Clause.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. In October 2007, the BPU reduced the sharing percentage of the margin generated by the FRM program retained by NJNG from 20 percent to 15 percent effective November 1, 2007. In October 2008, the BPU’s base rate order provided for the extension of the incentive programs through October 31, 2011, along with an expansion of the storage incentive and FRM programs.

Societal Benefits Clause (SBC) and Weather Normalization Clause (WNC)

The SBC is comprised of three primary components: a Universal Service Fund rider (USF), a Manufactured Gas Plant (MGP) Remediation Adjustment (RA), and the New Jersey Clean Energy Program (NJCEP). In February 2008, NJNG filed an application regarding its SBC proposing no change to the rates previously approved in October 2007 (February 2008 SBC filing). The BPU approved the February 2008 SBC filing on June 8, 2009. On January 27, 2009, NJNG filed an application regarding its SBC to increase its RA factor and its NJCEP factor while maintaining its effective rate on USF (January 2009 SBC filing). The January 2009 SBC filing is subject to BPU Staff and Rate Counsel review and must be approved by the BPU prior to implementing the new SBC rates.

USF

Through the USF, eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through the USF rider in the SBC. NJNG recovers carrying costs on deferred USF balances.

In June 2008, the natural gas utilities in New Jersey collectively filed with the BPU to increase the statewide USF recovery rate effective October 1, 2008. In the BPU’s October 21, 2008 order, the USF increase was approved on a provisional basis, effective October 24, 2008, and it also approved interest on USF deferred balances at the Treasury Constant Maturity 2-year rate, plus 60 basis points, net of deferred income tax, with the rate changing on a monthly basis. NJNG believes the increase has a negligible impact on customers.

In June 2009, the natural gas utilities in the State of New Jersey collectively filed with the BPU to decrease the statewide USF recovery rate effective October 1, 2009.The USF, as filed, will decrease the average monthly bill of a residential heating customer by 0.6 percent.

MGP

In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In June 2009, the BPU approved the February 2008 SBC filing, which proposed maintaining the current SBC rate and included recovery of MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. The January 2009 SBC filing included MGP remediation expenditures incurred through June 30, 2008, resulting in an expected annual recovery of $20.7 million.

NJCEP

In October 2008, the BPU released a final order, updating state utilities’ funding obligations for NJCEP for the period from January 1, 2009 to December 31, 2012. NJNG’s share of the total funding requirement of $1.2 billion is $50.8 million. Accordingly, NJNG recorded the initial obligation and a corresponding regulatory asset at a present value of $44.3 in the Unaudited Condensed Consolidated Balance Sheets. NJNG’s annual obligation gradually increases from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012. As of June 30, 2009, NJNG had a $40 million obligation remaining.

The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

WNC

As of June 30, 2009, NJNG has a $129,000 unrecovered balance related to gross margin variations under the WNC incurred during the fiscal 2006 winter period. On October 3, 2008, the BPU provisionally approved a decrease to NJNG’s WNC rate, effective the date of the order, to fully recover its remaining WNC balance. As a result of an estimated WNC balance remaining to be recovered at September 30, 2009, NJNG included a request in its 2010 BGSS/CIP filing to reduce the WNC rate to recover the remaining balance in fiscal 2010.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Economic Stimulus

On January 20, 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) was approved on April 16, 2009, and allows NJNG to expedite $70.8 million of 14 previously planned infrastructure projects, maintaining safe and reliable service to NJNG’s customers while creating the opportunity for approximately 75 to 100 new jobs. Approved as a 2-year program, the AIP will be funded through an annual adjustment to customers’ base rates with the first adjustment expected in October 2010. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requested BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE Program costs over a 4-year period through a clause mechanism similar to the SBC. The EE Program stipulation was approved on July 1, 2009, for $21.1 million, if fully subscribed, including a return on investments and the recovery of operation and maintenance expense and income taxes ratably over four years. A true-up to actual EE program investments and costs is to be filed with the BPU on an annual basis. The effective date of the EE Program is August 1, 2009. Both the AIP and EE Programs include the recovery of NJNG’s overall weighted average cost of capital on these investments.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2009	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$ —	$ 27,994	Less than one year (1)
WNC	129	919	Less than one year (2)
CIP	6,189	22,463	Less than one year (3)
Total current	$ 6,318	$ 51,376
Regulatory assets–noncurrent
Remediation costs (Notes 2 and 13)
Expended, net of recoveries	$ 84,595	$ 92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	155	2,397	(6)
Deferred income and other taxes	12,523	12,726	Various (7)
Derivatives (Note 3)	47,295	49,610	(8)
Postemployment benefit costs (Note 10)	52,322	52,519	(9)
SBC/Clean Energy	42,756	10,524	Various (10)
Total noncurrent	$359,876	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity has been recorded since October 1, 2006 due to the existence of the CIP.

(3)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance, as of June 30, 2009, includes approximately $1.6 million relating to the weather component of the calculation and approximately $4.6 million relating to the customer usage component of the calculation. Recovery from customers is designed to be one year from date of rate approval by the BPU.

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(6)	Recoverable or refundable, subject to BPU annual approval, without interest. Balance, as of June 30, 2009, includes approximately $155,000 relating to the customer usage component of the calculation.
(7)	Recoverable without interest, subject to BPU approval.
(8)	Recoverable, subject to BPU approval, through BGSS, without interest.
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2009	September 30, 2008
Regulatory liabilities–current
Overrecovered gas costs (1)	$30,842	—
Total current	$30,842	—
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$58,634	$63,419
Total noncurrent	$58,634	$63,419
(1)	Refundable, subject to BPU approval, through BGSS with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $22 million, including accretion of $1.1 million for the nine months ended June 30, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of June 30, 2009 (see Note 11. Asset Retirement Obligations).

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

As described in Note 1, General, NJR adopted the provisions of SFAS 161, which requires enhanced disclosures surrounding derivative activities. The additional quantitative and qualitative disclosures are included throughout this note. For a more detailed discussion of the Company’s fair value policies and level disclosures please see Note 4, Fair Value.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009:

		Fair Value
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS 133:

NJNG:
Financial derivative commodity contracts	Derivatives - Current	$ 15,761	$ 60,689
	Derivatives - Noncurrent	—	2,368
NJRES:
Physical forward commodity contracts	Derivatives - Current	24,259	17,505
	Derivatives - Noncurrent	5,968	386
Financial derivative commodity contracts	Derivatives - Current	122,368	72,738
	Derivatives - Noncurrent	6,000	6,095
NJR Energy:
Financial derivative commodity contracts	Derivatives - Current	2,013	433
	Derivatives - Noncurrent	1,377	151
Total fair value of derivatives		$177,746	$160,365

As previously discussed, the Company no longer applies the normal scope exception at NJRES and chooses not to apply the hedge accounting provisions of SFAS 133 to any of NJR and subsidiaries’ derivatives. As a result, any unrealized gains (losses) related to NJRES’ open financial and physical commodity contracts and NJR Energy’s financial derivatives are recognized in the Unaudited Condensed Consolidated Statements of Income as a component of Operating revenue or Gas purchases, as appropriate. NJRES’ utilizes financial derivatives to economically hedge the margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains (losses) on these financial transactions are recognized upon settlement in Gas purchases. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction that is recognized when the natural gas is sold. Therefore, mismatches between the timing of recognizing realized gains or losses on the financial derivative instruments and the timing of the actual sale of the natural gas that is being economically hedged creates volatility in the results of NJRES, although the Company’s intended economic results relating to the entire transaction are unaffected.

Gains (losses) recognized at NJRES and NJR Energy since NJR’s adoption of SFAS 161 and included as a component of Operating revenues and Gas purchases, as noted below, for the three and six months ended June 30, 2009, are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS 133:		Three Months Ended	Six Months Ended
		June 30, 2009
NJRES:
Physical commodity contracts	Operating revenues	$8,301	$16,340
Physical commodity contracts	Gas purchases	(1,041)	(1,611)
Financial derivatives	Gas purchases	1,757	33,914
Subtotal NJRES		$9,017	$48,643
NJR Energy:
Financial derivatives	Operating revenues	62	(9,948)
Total NJRES and NJR Energy unrealized and realized gains		$9,079	$38,695

Not included in the table above are (losses) associated with NJNG’s financial derivatives, that totaled $(1.7) million and $(35.1) million for the three and six months ended June 30, 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
NJNG	Futures	8.4
	Swaps	(0.3)
	Options	11.5
NJRES	Futures	(16.3)
	Swaps	(18.0)
	Options	2.5
	Physical	53.1
NJR Energy	Swaps	3.2

Generally, exchange-traded contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	June 30, 2009	September 30, 2008
NJNG broker margin deposit	Broker margin - Current Assets	$49,204	$ 41,277
NJRES broker margin (liability)	Broker margin - Current Liabilities	$ (9,185)	$(29,072)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2009. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc. (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$119,929
Noninvestment grade	13,793
Internally rated investment grade	19,854
Internally rated noninvestment grade	4,118
Total	$157,694

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

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position on June 30, 2009, is $33.1 million for which the Company has not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements were invoked on June 30, 2009, the Company would not be required to post any additional collateral to its counterparties. This amount differs from the Company’s net derivative liability because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

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
	June 30,	September 30,
(Thousands)	2009	2008
Carrying value	$399,800	$399,800
Fair market value	$402,600	$351,400

Adoption of SFAS 157

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG’s, NJRES’ and NJR Energy’s financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In these cases, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which include estimates extrapolated from broker quotes or pricing services. As of June 30, 2009, less than one percent of the total fair value of NJRES’ derivative assets and liabilities was derived using such inputs.

NJR Energy uses NYMEX settlement prices to value its long-dated swap contracts. NJR also has available for sale securities and other financial assets that include listed equities, mutual funds and money market funds for which there are active exchange quotes available.

When NJR determines fair values, measurements are adjusted, as needed, for credit risk associated with counterparties, as well as its own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable Standard and Poor’s issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk.

The adoption of SFAS 157 did not have any impact on NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Physical forward commodity contracts	$ —	$30,226	$—	$ 30,226
Financial derivative contracts	102,568	44,952	—	147,520
Available for sale securities (1)	7,780	—	—	7,780
Other assets	1,365	—	—	1,365
Total assets at fair value	$111,713	$75,178	$—	$186,891

Liabilities:
Physical forward commodity contracts	$ —	$17,892	$—	$ 17,892
Financial derivative contracts	107,723	34,750	—	142,473
Other liabilities	1,365	—	—	1,365
Total liabilities at fair value	$109,088	$52,642	$—	$161,730
(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of June 30, 2009, is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Nine Months Ended
Beginning balance	$ 2	$937
Total gains realized and unrealized	—	320
Purchases, sales, issuances and settlements, net	(2)	(774)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$—	$ —

Net unrealized gains included in net income relating to
derivatives still held at June 30, 2009	$—	$ —

NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities during fiscal 2010.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	June 30, 2009	September 30, 2008
Steckman Ridge	$127,994	$ 84,285
Iroquois	20,537	23,604
Other	7,780	8,092
Total	$156,311	$115,981

NJR’s investment in Steckman Ridge increased $43.7 million during the nine months ended June 30, 2009, including cash investments of $40.2 million and capitalized costs and interest of $3.5 million. Steckman Ridge became partially operational and had minimal activity during the third quarter of fiscal 2009.

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in Accumulated other comprehensive income, a component of Common stock equity. Unrealized (losses) gains associated with these equity securities were approximately $(106,000), net of tax of $74,000, and $336,000, net of tax of $(235,000), for the nine months ended June 30, 2009 and 2008, respectively.

The following tables are summarized financial information for Iroquois:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2009	2008	2009	2008
Operating revenues	$52.2	$40.9	$145.0	$124.3
Operating income	$31.0	$20.6	$ 83.1	$ 66.0
Net income	$14.1	$ 8.5	$ 38.1	$ 27.5

(Millions)	June 30, 2009	September 30, 2008
Current assets	$196.3	$ 64.2
Noncurrent assets	$770.0	$729.2
Current liabilities	$235.3	$ 39.3
Noncurrent liabilities	$264.5	$348.9

6.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share amounts)	2009	2008	2009	2008
Net income, as reported	$(14,335)	$(7,597)	$32,958	$35,123
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,049	41,949	42,175	41,822
Basic earnings per common share	$(0.34)	$(0.18)	$0.78	$0.84
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,049	41,949	42,175	41,822
Incremental shares (1)	—	—	372	215
Weighted average shares of common stock outstanding–diluted	42,049	41,949	42,547	42,037
Diluted earnings per common share (2)	$(0.34)	$(0.18)	$0.77	$0.84
(1)      Incremental shares consist of stock options, stock awards and performance units.
(2)	Incremental shares were not included in the computation of diluted loss per common share for the three months ended June 30, 2009 and 2008, as their effect would have been anti-dilutive.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEBT

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

On December 13, 2007, NJR entered into a $325 million unsecured committed credit facility expiring in December 2012. As of June 30, 2009, NJR had $48.6 million in borrowings outstanding under the facility.

As of June 30, 2009, NJR has a $23 million letter of credit outstanding on behalf of NJRES, which is used for margin requirements for natural gas transactions and will expire on December 31, 2009.

NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2009. The letter of credit is in place to support development activities.

NJNG

On November 1, 2008, NJNG repaid its $30 million, 6.27 percent, Series X First Mortgage bonds at maturity.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009, for up to $50 million. As of June 30, 2009, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

As of June 30, 2009, NJNG has a $250 million committed credit facility with several banks, expiring in December 2009. This facility is used to support NJNG’s commercial paper program. NJNG had no borrowings outstanding under this facility as of June 30, 2009.

NJNG received $6.3 million and $7.5 million in December 2008 and 2007, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the nine months ended June 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of June 30, 2009, the 30-day LIBOR rate was 0.3 percent. While the failure of the ARS auctions does not signify or constitute a default by NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.6 percent as of June 30, 2009, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future.

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds. NJNG deposited $15 million of the proceeds into a construction fund to finance subsequent construction in the northern division of NJNG’s territory. NJNG drew down $10.8 million from the construction fund prior to fiscal year 2009 and drew down the remaining $4.2 million in December 2008 .

Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of June 30, 2009, NJRES had a 3-year, $30 million committed credit facility that expires in October 2009 with a multinational financial institution. There were no borrowings under this facility as of June 30, 2009.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities, which require annual commitment fees, and NJRES’ committed facility that does not require a commitment fee, are as follows:

	June 30,	September 30,
(Thousands)	2009	2008
NJR
Long - term debt	$ 50,000	$ 75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$ 48,600	$ 32,700
Weighted average interest rate at end of period
Notes payable to banks	0.72%	2.46%
NJNG
Long - term debt (1)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	—	$145,500
Weighted average interest rate at end of period
Commercial paper	—	2.31%
NJRES
Bank credit facilities	$ 30,000	$ 30,000
Amount outstanding at end of period
Notes payable to banks	—	—
Weighted average interest rate at end of period
Notes payable to banks	—	—
(1) Long - term debt excludes lease obligations of $63.8 million and $60.4 million at June 30, 2009 and September 30, 2008, respectively.

8.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Included in the Unaudited Condensed Consolidated Balance Sheets are capitalized amounts associated with NJR’s Allowance for funds used during construction, (AFUDC), which are recorded in Utility plant, as well as capitalized interest recorded in Real estate properties and other and Investments in equity investees. Corresponding amounts recognized in Interest expense and Other income, as appropriate, in the Unaudited Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
AFUDC – Utility plant	$402	$244	$832	$871
Weighted average rate	5.38%	4.8%	3.57%	4.8%

Capitalized interest – Real estate properties and other	$—	$14	$—	$79
Weighted average interest rates	—%	3.01%	—%	3.99%

Capitalized interest – Investments in equity investees	$214	$827	$1,884	$2,513
Weighted average interest rates	4.95%	5.58%	5.15%	5.73%

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

As of April 2009, due to a reduction in NJNG’s commercial paper borrowings relative to its Construction Work in Progress (CWIP), NJNG’s capitalized costs included incremental equity as allowed, of $233,000 for the three and nine months ended June 30, 2009.

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

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $482,000 and $515,000 of interest related to these SBC program costs for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.9 million for the nine months ended June 30, 2009 and 2008, respectively.

9.	STOCK-BASED COMPENSATION

On November 11, 2008, the Company granted 106,730 restricted shares that vested immediately. On the same date, the Company also granted 8,481 shares that vested immediately and were issued on November 17, 2008. On January 21, 2009, the members of the Board of Directors were issued 12,000 shares for their annual retainer. On March 11, 2009, the Company granted 46,500 restricted shares two-thirds of which may vest on October 1, 2009, and one-third of which may vest on October 1, 2010, subsequent to meeting certain performance milestones. On April 7, 2009, the Company granted 1,500 restricted shares of which fifty percent will vest on April 7, 2010, and the remaining fifty percent will vest on April 7, 2011.

As of June 30, 2009, 2,396,715 and 95,203 shares remain available for future awards to employees and directors, respectively.

Included in Operation and maintenance expense is $2.1 million and $2 million for the nine months ended June 30, 2009 and 2008, respectively, related to stock-based compensation. As of June 30, 2009, there remains $2.4 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$ 678	$ 728	$2,034	$2,185	$ 432	$436	$1,296	$1,360
Interest cost	1,937	1,648	5,811	4,945	1,014	810	3,043	2,441
Expected return on plan assets	(2,188)	(2,183)	(6,564)	(6,548)	(499)	(627)	(1,497)	(1,837)
Recognized actuarial loss	138	275	416	826	267	181	801	624
Prior service cost amortization	14	14	42	42	20	19	59	58
Transition obligation amortization	—	—	—	—	89	89	268	267
Net periodic cost	$ 579	$ 482	$1,739	$1,450	$1,323	$908	$3,970	$2,913

For fiscal 2009, the Company has no minimum pension funding requirements. However, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. On June 12, 2009, NJR made a discretionary contribution of $1 million to the Pension plan. It is anticipated that the annual funding level to the OPEB plans will range from $1.2 million to $1.4 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the nine month period ended June 30, 2009:

(Thousands)
Balance at October 1, 2008	$24,416
Accretion	1,113
Additions	—
Retirements	(508)
Balance at June 30, 2009	$25,021

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

During the second quarter of fiscal 2009, the Company settled the September 30, 2005 Internal Revenue Service (IRS) tax audit. The settlement resulted in an additional reduction to the remaining FIN 48 balance of $3.8 million bringing it to its current balance of zero. The prior balance of $3.8 million related to one issue which has been settled and resulted in no changes to the Company’s tax liability related to the issue.

Currently the Company has no reason to believe that there will be any new additions to the FIN 48 reserve.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $95 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the Federal Energy Regulatory Commission (FERC). These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. As of June 30, 2009, NJRES had contractual obligations for current annual demand charges related to storage contracts and pipeline capacity contracts of $38.8 million and $43.5 million, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2009, for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES:
Natural gas purchases	$154,206	$298,133	$125,513	$127,306	$ 10,734	$ —
Pipeline demand fees	15,727	35,427	20,924	10,106	10,459	31,525
Storage demand fees	10,393	33,728	16,136	10,616	6,405	4,410
Sub-total NJRES	$180,326	$367,288	$162,573	$148,028	$ 27,598	$ 35,935
NJNG:
Natural gas purchases	$ 17,463	$ 22,987	$ 1,644	$ —	$ —	$ —
Pipeline demand fees	14,910	77,435	81,927	75,854	74,874	321,797
Storage demand fees	5,477	21,910	18,398	13,310	10,415	6,713
Sub-total NJNG	$ 37,850	$122,332	$101,969	$ 89,164	$ 85,289	$328,510
Total	$218,176	$489,620	$264,542	$237,192	$112,887	$364,445

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
NJRES	$28.5	$29.4	$ 86.8	$ 88.4
NJNG	20.1	17.9	62.9	56.0
Total	$48.6	$47.3	$149.7	$144.4

NJNG’s capital expenditures are estimated at $87.1 million for fiscal 2009, including $6 million related to AIP construction costs, of which approximately $56.9 million has been committed. Capital expenditures consist primarily of NJNG’s construction program to support customer growth, maintenance of its distribution and transmission systems, replacements of infrastructure under pipeline safety regulations, an automated meter reading installation project and AIP.

The Company’s future minimum lease payments under various operating leases are less than $3.0 million annually for the next five years and $1.4 million in the aggregate for all years thereafter.

Guarantees

As of June 30, 2009, there were NJR guarantees covering approximately $356 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

In fiscal 2009, the Company entered into agreements to lease vehicles over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of June 30, 2009, the present value of the liability recognized on the Condensed Consolidated Balance Sheets is $292,000. In the event performance under the guarantee is required, the Company’s maximum future payment would be $475,000.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In February 2008, NJNG filed an application regarding its SBC which included MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. The February 2008 filing was approved by the BPU on a permanent basis on June 10, 2009. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through June 30, 2008 resulting in an expected annual recovery of $20.7 million. As of June 30, 2009, $84.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating Revenues
Natural Gas Distribution	$148,826	$ 179,511	$ 958,995	$ 940,689
Energy Services	283,439	801,628	1,219,296	2,009,751
Segment subtotal	432,265	981,139	2,178,291	2,950,440
Retail and Other	8,832	19,344	3,828	38,834
Intersegment revenues (1)	(45)	(44)	(2,247)	(152)
Total	$441,052	$1,000,439	$2,179,872	$2,989,122
Depreciation and Amortization
Natural Gas Distribution	$7,668	$9,488	$22,120	$28,053
Energy Services	51	50	153	156
Segment subtotal	7,719	9,538	22,273	28,209
Retail and Other	161	142	476	391
Total	$7,880	$9,680	$22,749	$28,600
Interest Income (2)
Natural Gas Distribution	$ 772	$ (91)	$1,934	$2,519
Energy Services	4	68	22	239
Segment subtotal	776	(23)	1,956	2,758
Retail and Other	289	124	308	250
Total	$1,065	$101	$2,264	$3,008
Interest Expense, net
Natural Gas Distribution	$4,028	$4,146	$14,692	$15,641
Energy Services	(95)	738	(243)	2,502
Segment subtotal	3,933	4,884	14,449	18,143
Retail and Other	1,254	298	1,504	1,541
Total	$5,187	$5,182	$15,953	$19,684
Income Tax Provision (Benefit)
Natural Gas Distribution	$ 2,369	$ 3,218	$40,472	$34,378
Energy Services	(14,880)	(11,052)	(19,420)	(22,607)
Segment subtotal	(12,511)	(7,834)	21,052	11,771
Retail and Other	249	5,171	(8,172)	7,454
Total	$(12,262)	$(2,663)	$12,880	$19,225
Net Financial Earnings
Natural Gas Distribution	$4,134	$ 147	$ 68,796	$ 50,987
Energy Services	(4,484)	(5,630)	35,977	56,979
Segment subtotal	(350)	(5,483)	104,773	107,966
Retail and Other	1,596	1,397	1,379	2,253
Total	$1,246	$(4,086)	$106,152	$110,219
(1)      Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2)      Included in Other income in the Unaudited Condensed Consolidated Statement of Income

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and nine months ended June 30, 2009 and 2008, respectively, is as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008
Consolidated Net Financial Earnings	$ 1,246	$(4,086)	$106,152	$110,219
Less:
Unrealized loss from derivative instruments, net of taxes	1,288	17,194	28,362	90,996
Realized loss from derivative instruments related to natural gas inventory, net of taxes	14,293	(13,683)	44,832	(15,900)
Consolidated Net Income	$(14,335)	$(7,597)	$ 32,958	$ 35,123

The company uses derivative instruments as economic hedges of purchases and sales of physical gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of gas related to physical gas flow is recognized as the gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical gas flows. Timing differences occur in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to physical gas inventory flows; and

•	Unrealized gains and losses of prior periods are reclassified as realized gains and losses when derivatives are settled in the same period as physical gas inventory movements occur.

Net financial earnings is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile between GAAP and net financial earnings, current period unrealized gains and losses on the derivatives are excluded from net financial earnings as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income, however net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

The Company’s assets for the various business segments and business operations are detailed below:

	June 30,	September 30,
(Thousands)	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,745,411	$1,761,964
Energy Services	365,289	689,992
Segment Subtotal	2,110,700	2,451,956
Retail and Other	215,343	231,551
Intercompany Assets (1)	(21,955)	(58,115)
Total	$2,304,088	$2,625,392
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES’ assets decreased 47 percent from September 30, 2008 to June 30, 2009, due primarily to lower inventory values resulting from a decline in commodity prices.

For the nine months ended June 30, 2009, NJRES had one customer who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to March 2010. NJRES will incur demand fees payable to Steckman Ridge aggregating approximately $5.5 million annually. As of June 30, 2009, NJRES’ fees and related payable balances were immaterial.

16.	OTHER

At June 30, 2009, there were 41,950,253 shares of common stock outstanding and the book value per share was $17.19.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company consisting of the Natural Gas Distribution segment, Energy Services segment, and Retail and Other operations.

Comprising the Natural Gas Distribution segment, New Jersey Natural Gas (NJNG) is a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

NJR Energy Services (NJRES) comprises the Energy Services segment. NJRES maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. In addition, NJRES provides wholesale energy services to non-affiliated utility and energy companies.

The retail and other operations (Retail and Other) includes NJR Energy, an investor in energy-related ventures, most significantly through NJNR Pipeline Company, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf working capacity, which is being jointly developed, constructed and operated with a partner in Pennsylvania; NJR Investment Company, which makes energy-related equity investments; NJR Home Services Company (NJRHS), which provides service, sales and installation of appliances; Commercial Realty and Resources Corporation (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and business operations are as follows:

(Thousands)	June 30, 2009		September 30, 2008
Assets
Natural Gas Distribution	$1,745,411	76%	$1,761,964	67%
Energy Services	365,289	16	689,992	26
Retail and Other	215,343	9	231,551	9
Intercompany Assets (1)	(21,955)	(1)	(58,115)	(2)
Total	$2,304,088	100%	$2,625,392	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES and NJR Energy account for certain of their derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value, as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted), (SFAS 133). Effective October 1, 2007, the Company changed the treatment of its physical commodity contracts at NJRES, such that the changes in fair value of new contracts are included in earnings, and are not accounted for using the “normal purchase normal sales” (normal) scope exception of SFAS 133. In addition, effective October 1, 2008, due to changes in the Company’s ability to assert physical delivery, the Company is no longer treating physical commodity contracts executed prior to October 1, 2007 as normal. Therefore, all NJRES physical commodity contracts are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of operating revenue and gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJNG and NJR Energy continue to be designated as normal and accounted for under accrual accounting.

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

Included in Net income for the nine-month period ended June 30, 2009 and 2008, are unrealized (losses) in the Energy Services segment of $(18.1) million and $(101.2) million, after taxes, respectively and realized (losses) gains of $(44.8) million and $15.9 million, after taxes, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory.

Also, included in Net income are unrealized (losses) gains in the Retail and Other operations of $(10.2) million and $10.2 million, after taxes, for the nine-month period ended June 30, 2009 and 2008, respectively.

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG’s service territory;

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), on the implementation and continuing review of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•
Managing the new customer growth rate which is expected to be approximately 1.3 percent over the next two years. In fiscal 2009 and 2010, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this stable growth would increase utility gross margin under its base rates as provided by approximately $3.6 million annually, as calculated under NJNG’s CIP tariff;

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

On October 3, 2008, the BPU unanimously approved and made effective the settlement of NJNG’s base rate case. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the CIP baseline usage rate, received an allowed return on equity component of 10.3 percent, reduced its depreciation expense component from 3 percent to 2.34 percent and reduced its annual depreciation expense by $1.6 million as a result of the amortization of previously recovered asset retirement obligations.

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.3 percent, and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued margin and on August 1, 2008, the provisional rates were approved by the BPU on a permanent basis. In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP, resulting in a total recovery requested of $22.4 million includes amounts accrued and estimated through September 30, 2008. On June 10, 2009, these provisional rates were approved by the BPU on a permanent basis. On June 1, 2009, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery of $6.9 million. The total recovery requested for fiscal 2009 includes amounts accrued and estimated through September 30, 2009. As of June 30, 2009, NJNG has $6.3 million accrued to be recovered in Regulatory Assets in the Unaudited Condensed Consolidated Balance Sheets. On April 1, 2009, NJNG filed a letter with the BPU requesting a 1-year extension to its CIP through October 1, 2010.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of June 30, 2009 and September 30, 2008, the obligation to fund these conservation programs was reflected at its present value of $269,000 and $864,000, respectively in the Unaudited Condensed Consolidated Balance Sheets.

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

On April 16, 2009, the BPU approved NJNG’s AIP allowing NJNG to commence construction on 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted cost of capital on these investments.

On July 1, 2009, the BPU approved NJNG’s Energy Efficiency (EE) Program allowing approximately $21.1 million, if fully subscribed, to support three EE Programs. A Tariff Rider Mechanism was approved by the BPU related to the recovery of the EE Program costs, effective August 1, 2009, and includes the recovery of NJNG’s overall weighted cost of capital on these investments.

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG’s results.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Segment

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for our customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the market areas in which we have expertise and include states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions and Canada.

More specifically, NJRES activities consist of the following elements which provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin;

•	Providing natural gas portfolio management services to nonaffiliated utilities and electric generation facilities;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES’ customers by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio;and

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

NJRES focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent and Appalachian regions of the United States and eastern Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES is able to capture financial margin by locking in the differential between purchasing natural gas at a low future price and, in a related transaction, selling that natural gas at a higher future price, all within the constraints of its credit and contracts policies. In addition, NJRES seeks to optimize on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access, to find the most profitable alternative to serve its various commitments. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

NJRES transacts with a variety of counterparties including local distribution companies, industrial companies, electric generators and retail aggregators. The physical sales commitments to these counterparties allows NJRES to leverage its transportation and storage capacity. These physical sale commitments are managed in an aggregate fashion, and as a result, gives NJRES the ability to extract more value from its portfolio of natural gas storage and pipeline transportation capacity. NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

In conducting its business, NJRES utilizes risk management practices which include a formal risk management policy that includes trading limits, approval processes, segregation of duties, and formal contract and credit review and approval procedures. NJRES continuously monitors and seeks to reduce the risk associated with various counterparties credit exposure. The Risk Management Committee (RMC) of NJR oversees compliance with these established guidelines.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

As part of the Retail and Other operations NJR utilizes a subsidiary, NJR Energy Holdings, to develop its investments in natural gas “mid-stream” assets. Mid-stream assets are natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a significant growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois (regulated rate) and Steckman Ridge (market-based rate), and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses included as part of Retail and Other include NJRHS, which provides service, sales and installation of appliances to over 148,000 customers and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and equity in earnings attributable to the Company’s equity investment in Iroquois, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries. Also included within Retail and Other operations are interest income and organizational expenses incurred at NJR.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. Construction will continue through the summer of 2009 as more facilities are made ready to support the initial winter season. As of June 30, 2009, NJR had invested $120 million in Steckman Ridge, excluding capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge could seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

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

NJRES previously applied the “normal purchase normal sale” (normal) scope exception for certain physical commodity contracts that were executed prior to October 1, 2007 which otherwise qualified as derivatives. Based on current conditions in the credit markets and developments within the natural gas industry, NJRES has determined that the probability of physical delivery with these counterparties could potentially diminish and, therefore, these contracts might not meet the requirements, outlined in SFAS 133, to continue applying the normal scope exception. As a result, effective October 1, 2008, NJRES began treating these contracts as derivatives and record them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Operating revenues and Gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Income.

Effective October 1, 2008, NJR began applying the provisions of SFAS 157 Fair Value Measurement (see Note 4, Fair Value). As a result of the adoption of SFAS 157, NJR implemented procedures to evaluate its own credit profile to determine an appropriate valuation adjustment to the recorded amount of its derivative liabilities. NJR uses historical default probabilities corresponding to Standard and Poor’s issuer ratings.

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

Foreign Currency Transactions

NJRES’ market area includes Canadian delivery points and as a result it incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of Gas purchases in the Consolidated Statements of Income and were not material during the three and nine months ended June 30, 2009 and June 30, 2008, respectively.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Our business segments and operations contributed the following to consolidated net income for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2009		2008		2009		2008
Net income (loss)
Natural Gas Distribution	$ 4,134	(29)%	$ 147	(2)%	$68,796	209%	$50,987	145%
Energy Services	(20,350)	142	(15,546)	205	(26,975)	(82)	(28,343)	(81)
Retail and Other	1,881	(13)	7,802	(103)	(8,863)	(27)	12,479	36
Total	$(14,335)	100%	$ (7,597)	100%	$32,958	100%	$35,123	100%

Net (loss) for the three-month period ended June 30, 2009, increased by 88.7 percent to $(14.3) million, compared with $(7.6) million for the same period last fiscal year. Basic EPS decreased 88.9 percent to $(0.34) compared with $(0.18) for the same period last fiscal year, and diluted EPS decreased 88.9 percent to $(0.34) compared with $(0.18) for the same period last fiscal year. The increase in net loss during the three months ended June 30, 2009, was primarily due to the adverse impact to the value of derivative contracts at NJRES and Retail and Other as a result of a continuing decline in natural gas commodity prices, as well as lower storage spreads at NJRES. Partially offsetting these losses was an increase in margins at NJNG, as a result of the BPU approved increase in its base rates that took effect at the beginning of fiscal 2009.

Net income for the nine-month period ended June 30, 2009, decreased 6.2 percent to $33 million, compared with $35.1 million for the same period last fiscal year. Basic EPS decreased 7.1 percent to $0.78, compared with $0.84 for the same period last fiscal year, and diluted EPS decreased 8.3 percent to $0.77, compared with $0.84 for the same period last fiscal year. The decrease in net income was primarily due to unrealized losses at Retail and Other as a result of the impact of lower commodity prices on long financial derivative contracts, which was partially offset by improved margins at NJNG as a result of the changes to its base rates and higher gross margin from incentive programs and an overall reduction in interest expense driven by lower average debt balances and short-term borrowing rates.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2009	2008	% Change	2009	2008	% Change
Operating revenues	$441,052	$1,000,439	(55.9)%	$2,179,872	$2,989,122	(27.1)%
Gas purchases	$400,783	$ 945,629	(57.6)%	$1,881,058	$2,696,248	(30.2)%

Operating revenues decreased $559.4 million and Gas purchases decreased $544.8 million in the three months ended June 30, 2009, compared with the same period of the prior fiscal year due primarily to:

•
a decrease in Operating revenues of $518.2 million and Gas purchases of $506.9 million at NJRES due primarily to lower average natural gas prices, which correlate to the decrease in NYMEX prices of 70 percent from an average of $11.49 to $3.81;

•
a decrease in Operating revenues of $30.7 million and Gas purchases of $37.9 million at NJNG due primarily to a 67 percent decrease in off-system sales prices from an average of $11.85/dth to $3.87/dth; and

•
a decrease in Operating revenues of $10.5 million at Retail and Other due to an increase of $10.4 million in unrealized losses at NJR Energy, which were the result of declining natural gas market prices within a portfolio of net long financial derivative positions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended June 30, 2009, Operating revenues decreased $809.3 million and Gas purchases decreased $815.2 compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $790.5 million and Gas purchases of $791.4 million at NJRES due primarily to the same factors noted above;

•
a decrease in Operating revenues of $35 million at Retail and Other due to an increase of $34.7 million of unrealized losses at NJR Energy due primarily to the same factors noted above; partially offset by

•
an increase in Operating revenues of $18.3 million and a decrease in Gas purchases of $21.5 million at NJNG. The increase in Operating revenue was due primarily to an increase in firm sales as a result of colder weather during the current fiscal period, partially offset by higher credits extended to customers during fiscal 2009, in comparison to the BGSS refunds given to customers during fiscal 2008. In addition, operating revenues were favorably impacted by the base rate increase, while increased credits from incentive programs contributed to the decrease in Gas purchases.

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

NJNG’s financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Utility Gross Margin
Operating revenues	$148,826	$179,511	$958,995	$940,689
Less:
Gas purchases	87,169	125,060	631,712	653,196
Energy and other taxes	9,830	9,031	61,208	53,137
Regulatory rider expense	6,280	5,925	40,585	35,879
Total Utility Gross Margin	45,547	39,495	225,490	198,477
Operation and maintenance expense	27,351	21,637	79,137	69,417
Depreciation and amortization	7,668	9,488	22,120	28,053
Other taxes not reflected in utility gross margin	819	818	2,807	2,642
Operating Income	9,709	7,552	121,426	98,365
Other income	822	(41)	2,534	2,641
Interest charges, net	4,028	4,146	14,692	15,641
Income tax provision	2,369	3,218	40,472	34,378
Net Income	$ 4,134	$ 147	$ 68,796	$ 50,987

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Residential	$28,488	5.8	$26,080	5.6	$150,235	40.5	$137,667	37.8
Commercial, Industrial & Other	9,051	1.2	7,455	1.3	40,398	9.1	40,478	8.3
Transportation	5,987	1.5	4,639	1.4	24,838	8.4	15,438	8.0
Total Utility Firm Gross Margin	43,526	8.5	38,174	8.3	215,471	58.0	193,583	54.1
Incentive programs	1,940	13.6	1,225	5.6	9,783	45.9	4,836	26.8
Interruptible	81	1.0	96	1.6	236	2.6	358	4.2
BPU settlement	—	—	—	—	—	—	(300)	—
Total Utility Gross Margin/throughput	$45,547	23.1	$39,495	15.5	$225,490	106.5	$198,477	85.1

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

NJNG’s Operating revenues decreased by $30.7 million, or 17.1 percent, and Gas purchases decreased by $37.9 million, or 30.3 percent, for the three months ended June 30, 2009, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $34.7 million and $34.6 million, respectively, as a result of 67 percent lower average sale prices from $11.85/dth compared with $3.87/dth due to the change in the wholesale price of natural gas; and

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $1.9 million and $1.6 million, respectively, due to a decrease in sales to electric co-generation customers; partially offset by

•
an increase in Operating revenue and Gas purchases related to total firm sales in the amount of $9.6 million and $1.4 million, respectively, as a result of an increase in BGSS, base rates and rates associated with riders.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s Operating revenues increased by $18.3 million, or 1.9 percent, and Gas purchases decreased by $21.5 million, or 3.3 percent, for the nine months ended June 30, 2009, respectively, compared with the same period in the prior fiscal year as a result of:

•
an increase in Operating revenue related to firm sales in the amount of $76.1 million, as a result of increases in BGSS, base rates, rates associated with riders and sales tax and TEFA as described below and an increase in Gas purchases in the amount of $40.1 million, as a result of the BGSS increases;

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $51.2 million and $34.1 million, respectively, due primarily to weather being 8.6 percent colder than the same period of the prior fiscal year, partially offset by a decrease in Operating revenue of $18.8 million, as a result of lower accruals relating to the CIP during the current fiscal period;

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $66.8 million and $67.4 million, respectively, as a result of a 41.9 percent lower average sales prices that decreased from $10.05/dth to $5.84/dth due to the change in the wholesale price of natural gas;

•
a net decrease in Operating revenue and Gas purchases of $15 million related to fiscal 2009 temporary rate credits of approximately $45 million extended to customers, compared with a BGSS refund of $30 million given to customers during fiscal 2008. NJNG extends these credits and refunds to its customers to manage the recovery of its gas costs during periods when wholesale natural gas costs are declining in comparison with the established rate included in NJNG’s BGSS tariff;

•
a decrease of $5.2 million in Gas purchases related to increased amounts received through the storage incentive program due primarily to the timing of the incentive margins during the program's injection period as compared with the same period in the prior fiscal year;

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $4.6 million and $4 million, respectively, due to a decrease in sales to electric co-generation customers; and

•
a decrease of $2.6 million in Gas purchases related to increased amounts earned through the financial risk management (FRM) and capacity release incentive programs of $3.2 million in fiscal 2009 as compared with $559,000 in fiscal 2008 due primarily to lower NYMEX market prices in comparison to published benchmark prices, resulting in additional opportunities to purchase call options that were below the established quarterly Financial Risk Management (FRM) benchmark pricing levels.

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $9.8 million and $9 million for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, Sales tax and TEFA totaled $61.2 million and $53.1 million, respectively. The increase for both periods was due primarily to an increase of operating revenue from firm sales of $17.7 million and $113.4 million for the three and nine months ended June 30, 2009, respectively.

Regulatory rider expenses are calculated on a per-therm basis and totaled $6.3 million and $5.9 million for the three month periods ended June 30, 2009 and 2008, respectively, and $40.6 million and $35.9 million for the nine month periods ended June 30, 2009 and 2008, respectively. The increase was due primarily to an increase in firm throughput of 0.2 Bcf for the three months and 3.9 Bcf for the nine months ended June 30, 2009, as compared with the three and nine months ended June 30, 2008, respectively, as a result of the previously mentioned colder weather coupled with an increase in the SBC rate.

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

Total utility firm gross margin increased $5.4 million, or 14 percent, and $21.9 million, or 11.3 percent, for the three and nine months ended June 30, 2009, respectively, as compared with the same periods in the prior fiscal year, due primarily to an increase in residential and commercial transport customer margin as a result of an increase in base rates effective October 3, 2008, partially offset by a decrease in the amounts accrued through the CIP program. Firm margin was also favorably impacted by the increase in firm and transport customers of 1,300 and 3,000, respectively, over the same periods in the prior fiscal year.

Utility firm gross margin from residential service sales increased to $28.5 million and $150.2 million for the three and nine months ended June 30, 2009, respectively, as compared with $26.1 million and $137.7 million for the three and nine months ended June 30, 2008, respectively. NJNG delivered 5.8 Bcf compared with 5.6 Bcf, to its firm residential customers, in the three months ended June 30, 2009 and 2008, respectively. In the nine months ended June 30, 2009, NJNG delivered 40.5 Bcf compared with 37.8 Bcf during the same period in fiscal 2008 due primarily to weather being 8.6 percent colder.

Utility firm gross margin from transportation service increased to $6 million and $24.8 million for the three and nine months ended June 30, 2009, respectively, as compared with $4.6 million and $15.4 million for the three and nine months ended June 30, 2008, respectively. NJNG delivered 1.5 Bcf and 8.4 Bcf for the three and nine months ended June 30, 2008, respectively, to its customers that utilize its transportation service, compared with 1.4 Bcf and 8 Bcf, respectively, for the same periods ended June 30, 2008. The increase for both periods was due primarily to the change in base rates, effective in October 2008.

The weather for both the three months ended June 30, 2009 and 2008, was 15.6 percent warmer-than-normal, based on a 20-year average, which resulted in a positive adjustment of utility gross margin under the weather component of the CIP of $1.9 million and $1.7 million, respectively. The weather for the nine months ended June 30, 2009, was 1 percent colder-than-normal, which resulted in a negative adjustment of $(177,000), compared with 8.3 percent warmer-than-normal weather for the same period last fiscal year, which resulted in an accrual of utility gross margin of $9.1 million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to the normal number of degree days.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Customer usage was higher than the established benchmark during the three months ended June 30, 2009, which resulted in an adjustment of utility gross margin under the CIP of $(189,000), compared with an accrual of $2.7 million, during the three months ended June 30, 2008. Customer usage was lower than the established benchmark during the nine months ended June 30, 2009, which resulted in an accrual of utility gross margin under the CIP of $2.2 million, compared with $11.5 million, during the three months ended June 30, 2008. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer, which was amended with NJNG’s new base rates approved by the BPU effective October 3, 2008.

NJNG had 13,213 and 10,697 residential customers and 5,679 and 5,179 commercial customers using its transportation service at June 30, 2009 and 2008, respectively. The increase in transportation customers for the nine month period ended June 30, 2009, was due primarily to an increase in marketing activity by third party natural gas providers in NJNG’s distribution territory.

NJNG added 4,193 and 4,896 new customers during the nine months ended June 30, 2009 and 2008, respectively. In addition, NJNG converted 460 and 505 existing customers to natural gas heat and other services during the same periods for fiscal 2009 and 2008, respectively. The decline in customer growth is driven by a slower new construction market. This customer growth represents an estimated annual increase of approximately 0.78 Bcf in sales to firm customers, assuming normal weather and usage which would contribute approximately $2.5 million to utility gross margin.

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

On October 3, 2008, the BPU issued the Base Rate order, which extends the incentive programs through October 31, 2011, and provides changes to certain volume and cost limitations surrounding these incentive programs.

Sales under NJNG’s incentive programs totaled 13.6 Bcf and generated $1.9 million of utility gross margin for the three months ended June 30, 2009, compared with 5.6 Bcf and $1.2 million of utility gross margin during the same period last fiscal year. Sales under the incentive programs totaled 45.9 Bcf and generated $9.8 million of utility gross margin for the nine months ended June 30, 2009, compared with 26.8 Bcf and $4.8 million of utility gross margin during the same period last fiscal year. Utility gross margin from incentive programs comprised 4.3 percent of total utility gross margin for both the three and nine months ended June 30, 2009, and 3.1 percent and 2.4 percent of total utility gross margin for the three and nine months ended June 30, 2008, respectively. The increase in utility gross margin was due primarily to increased amounts earned through the FRM program of $1.6 million for the nine months ended June 30, 2009, and $312,000 and $1.7 million for both the three and nine months ended June 30, 2009, respectively, from increased amounts received through the storage incentive program as discussed above. The increase in FRM is due primarily to NYMEX market prices in the current fiscal year period being consistently lower than the published FRM benchmark prices, resulting in additional opportunities to transact long call options that are below the established quarterly FRM benchmark pricing levels.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interruptible Revenues

As of June 30, 2009, NJNG serves 61 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 1 Bcf, or 4.3 percent, and 2.6 Bcf, or 2.4 percent, of total throughput for the three and nine months ended June 30, 2009, respectively, and 1.6 Bcf, or 10.3 percent, and 4.2 Bcf, or 4.9 percent, of the total throughput during the same period in the prior fiscal year, respectively, they accounted for less than 1 percent of the total utility gross margin in each year.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.7 million, or 26.4 percent, during the three months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	increased benefit costs in the amount of $1.9 million primarily as a result of the decline in equity markets and the related impact on plan asset values;

•	increased labor costs of $1.3 million due primarily to annual wage increases, partially offset by lower overtime;

•	higher pipeline integrity costs of $846,000;

•	an increase in bad debt expense of $650,000 due primarily to additional write-offs as a result of the economic recession; and

•	an increase in computer software leasing and maintenance of $429,000.

Operation and maintenance expense increased $9.7 million, or 14 percent, during the nine months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	increased benefit costs of $2.7 million including higher costs associated with postemployment benefits as described above;

•	increased labor costs of $2 million due to the same factors as above;

•	an increase in the bad debt expense of $1.9 million associated with higher operating revenues and write-off activity;

•	higher pipeline integrity costs of $1.1 million;

•	an increase of $412,000 in contractors expenses due to third party damage repair and increased maintenance; and

•	increased legal fees of $305,000.

Operating Income

Operating income increased $2.2 million, or 28.6 percent, for the three months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $6.1 million, as discussed above;

•
a decrease in depreciation expense of $1.8 million, due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of the base rate case; partially offset by

•	an increase in Operations and maintenance expense in the amount of $5.7 million, as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income increased $23.1 million, or 23.4 percent, for the nine months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $27 million, as discussed above;

•	a decrease in depreciation expense of $5.9 million, as discussed above; partially offset by

•	an increase in Operations and maintenance expense in the amount of $9.7 million, as discussed above.

Interest Expense

Interest expense decreased $118,000 and $949,000 for the three and nine months ended June 30, 2009, respectively compared with the same periods in the last fiscal year, due primarily to:

•	lower average interest rates and balances related to NJNG’s commercial paper program, as well as lower rates associated with its variable rate EDA bonds; partially offset by

•	the issuance of long-term fixed rate debt of $125 million in May 2008, partially offset by the redemption of a $30 million bond on November 1, 2008.

Net Income

Net income increased $4 million, to $4.1 million in the three months ended June 30, 2009, due primarily to an increase in Operating income of approximately $2.2 million, as discussed above, lower income tax expense of $849,000 and higher Other income of $863,000 due to an aggregate change in the computation of AFUDC Equity interest income in June of fiscal 2008. Net income increased $17.8 million, or 34.9 percent, to $68.8 million in the nine months ended June 30, 2009, due primarily to an increase in Operating income of approximately $23.1 million and lower Interest expense of $949,000, as discussed above, partially offset by higher income tax expense of $6.1 million, as a result of the higher pre-tax income.

Energy Services Operations

NJRES is a non-regulated natural gas marketer principally engaged in the optimization of natural gas storage and transportation assets ultimately resulting in physical delivery of natural gas to its customers, while managing its exposure to the price risk associated with its natural gas commodity supply through the use of financial derivative contracts. NJRES has physical storage and transportation capacity contracts with natural gas storage facilities and pipelines which allow it to take advantage of the continuous changes in supply and demand that it faces in the market areas in which it participates and also assist natural gas marketers, local distribution companies, industrial companies, electric generators and retail aggregators in managing their supply needs. NJRES purchases natural gas predominately in the eastern United States and Canada, and transports that natural gas, through the use of its pipeline contracts to which it has reserved capacity through the payment of a fixed demand charge, to either storage facilities that it has reserved, primarily in the Appalachian, Mid-Continent and Gulf regions of the United States and eastern Canada or directly to customers in various market areas including the Northeastern region of the United States and eastern Canada.

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

NJRES expenses its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results

NJRES’ financial results are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating revenues	$283,439	$801,628	$1,219,296	$2,009,751
Gas purchases	313,691	820,568	1,251,624	2,043,051
Gross Margin	(30,252)	(18,940)	(32,328)	(33,300)
Operation and maintenance expense	4,703	6,811	12,931	14,677
Depreciation and amortization	51	50	153	156
Other taxes	323	151	1,248	559
Operating (Loss)	(35,329)	(25,952)	(46,660)	(48,692)
Other income	4	92	22	244
Interest (income) expense, net	(95)	738	(243)	2,502
Income tax (benefit)	(14,880)	(11,052)	(19,420)	(22,607)
Net (Loss)	$ (20,350)	$ (15,546)	$ (26,975)	$ (28,343)

Gross Margin

Gross margin for the three months ended June 30, 2009, decreased by $11.3 million, as compared with the same period in the last fiscal year, due primarily to higher realized losses partially offset by lower unrealized losses during the current fiscal period. The combination of these changes in values generated a net unfavorable variance of $(8.7) million in overall values on its financial and physical commodity contracts compared with the same period during fiscal 2008.

NJRES’ results during the quarter ended June 30, 2009, were impacted by the continuing decline in the price of natural gas resulting in realized (losses) of $(22.7) million compared to gains of $22.4 million during the same fiscal period in the prior year. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The losses incurred during the current fiscal period resulted from a lower settlement price as compared to the original hedge price (or trade price) consistent with a general decline in the market price of natural gas. Conversely, fiscal 2008 was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

As these financial contracts settle, the physical gas is purchased and injected into storage. These physical gas injections and the associated financial hedges are part of the NJRES’ business strategy to subsequently sell the natural gas from storage in the future. The realized amounts are a component of the anticipated financial margin associated with the overall strategy, and as a result of certain accounting requirements, are recognized in current earnings and result in a timing difference until the related gas is sold at which time, NJRES will realize the entire margin on the transaction.

In addition to the realized amounts discussed above, NJRES had unrealized (losses) of $(2.3) million and $(38.7) million during the three months ended June 30, 2009 and 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date, respectively. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Also contributing to the lower margin that resulted from the higher net losses discussed above, was a decrease in storage spreads during the current fiscal period, as described further in the discussion of financial margin in the Non-GAAP measures section.

Gross margin for the nine months ended June 30, 2009, increased by $1 million, as compared with the same period in the last fiscal year, due primarily to an increase of $37.5 million in overall values on its financial and physical commodity contracts, offset by lower margin of $36.5 million primarily related to a decrease in storage spreads and the expiration of a favorable transportation contract as described further in the discussion of financial margin in the Non-GAAP measures section.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decline in commodity prices previously discussed also impacted NJRES’ realized and unrealized gains (losses) for the nine months ended June 30, 2009 and 2008. As a result, included in NJRES’ gross margin for the nine-month period ended June 30, 2009, were realized (losses) of $(72.8) million compared to gains of $26.1 million during the same period in fiscal 2008. The realized losses recognized during the nine months ended June 30, 2009, relate to a lower market price of natural gas as compared to the original hedged transactions. For the nine months ended June 30, 2008, the inverse was true. In addition, NJRES recognized net unrealized (losses) of $(29.4) million and $(165.8) million during the nine months ended June 30, 2009 and 2008, respectively, due primarily to the change in values related to its short financial derivative contracts and differences in market price movements of the injection hedges relative to the trade price.

Non-GAAP measures

Additionally, management of the Company uses non-GAAP measures, noted as “financial margin” and “net financial earnings”, when evaluating the operating results of NJRES. Since NJRES economically hedges its natural gas purchases and sales with derivative instruments, management uses these measures to compare NJRES’ results against established benchmarks and earnings targets as it eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Volatility can occur as a result of timing differences surrounding the recognition of certain gains and losses. These timing differences can impact GAAP earnings in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to physical gas inventory flows; and

•	Unrealized gains and losses of prior periods are reclassified as realized gains and losses when derivatives are settled in the same period as physical gas inventory movements occur.

Net financial earnings is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income, however financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES’ non-GAAP results can be different than was originally planned at the beginning of the transaction.

The following table is a computation of financial margin of NJRES:
	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating revenues	$283,439	$801,628	$1,219,296	$2,009,751
Less: Gas purchases	313,691	820,568	1,251,624	2,043,051
Add:
Unrealized loss on derivative instruments	2,274	38,714	29,415	165,757
Realized loss (gain) from derivative instruments related to natural gas inventory	22,691	(22,428)	72,779	(26,057)
Financial (Loss) Margin	$ (5,287)	$ (2,654)	$ 69,866	$ 106,400

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating (Loss)	$(35,329)	$(25,952)	$(46,660)	$ (48,692)
Add:
Operation and maintenance expense	4,703	6,811	12,931	14,677
Depreciation and amortization	51	50	153	156
Other taxes	323	151	1,248	559
Subtotal – Gross Margin	(30,252)	(18,940)	(32,328)	(33,300)
Add:
Unrealized loss on derivative instruments	2,274	38,714	29,415	165,757
Realized loss(gain) from derivative instruments related to natural gas inventory	22,691	(22,428)	72,779	(26,057)
Financial (Loss) Margin	$ (5,287)	$ (2,654)	$ 69,866	$106,400

A reconciliation of NJRES Net loss to NJRES Net financial earnings is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Net (Loss)	$(20,350)	$(15,546)	$(26,975)	$(28,343)
Add:
Unrealized loss on derivative instruments, net of taxes	1,573	23,599	18,120	101,222
Realized loss (gain) from derivative instruments related to natural gas inventory, net of taxes	14,293	(13,683)	44,832	(15,900)
Net Financial (Losses) Earnings	$ (4,484)	$ (5,630)	$ 35,977	$ 56,979

Financial margin for the three months ended June 30, 2009 and 2008, was $(5.3) million and $(2.7) million, respectively. The decrease of $2.6 million is due primarily to fewer storage arbitrage opportunities, which resulted in lower average price spreads (difference between market sales price and cost) on storage positions for the three-month period ended June 30, 2009, as compared with the same period in the prior fiscal year.

Financial margin for the nine months ended June 30, 2009 and 2008, was $69.9 million and $106.4 million, respectively. The decrease of $36.5 million is due primarily to the expiration of a favorable physical transport capacity contract servicing the Northeast market region that was no longer available for asset optimization in the current fiscal period, along with the transportation portfolio experiencing lower hedged values coupled with higher capacity fees. Transport capacity contracts normally have greater market value during the winter season, when demand levels are usually higher. As a result, the combined operating results of the basis and cash portfolios in the quarter ended June 30, 2009, decreased by $16.8 million, as compared with the same period last fiscal year.

Financial margin from the storage portfolio in the nine months ended June 30, 2009, also decreased by $19.8 million, as compared with the same period in the prior fiscal year, due primarily to lower average spreads on storage positions in the current fiscal period, and less storage capacity, which decreased from 27 Bcf in the prior fiscal period to 26.3 Bcf in the current fiscal period.

Operation and Maintenance Expense (O&M)

Operation and maintenance expense decreased $2.1 million, or 30.9 percent, during the three months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to a decrease of $2 million in incentive-based compensation expense during the three months ended June 30, 2009.

O&M expense decreased $1.7 million, or 11.9 percent, during the nine months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily a decrease of $2.2 million related to incentive compensation as noted above partially offset by a $374,000 increase to legal fees.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market and continued access to the capital markets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating Revenues	$8,832	$19,344	$ 3,828	$38,834
Operation and maintenance expense	$6,431	$ 5,892	$20,293	$17,030
Equity in earnings, net of tax	$1,477	$ 378	$ 2,778	$ 1,548
Net Income (Loss)	$1,881	$ 7,802	$ (8,863)	$12,479

Operating revenue decreased $10.5 million, or 54.3 percent, and $35 million, or 90.1 percent, respectively for the three months and nine months ended June 30, 2009, to $8.8 million and $3.8 million, respectively as compared with $19.3 million and $38.8 million for the three months and nine months ended June 30, 2008, respectively, due primarily to greater unrealized losses at NJR Energy, which were the result of declining market prices within a portfolio of net long financial derivative positions along with a decrease in installation revenue at NJRHS.

Operation and maintenance expenses for the three months and the nine months ended June 30, 2009, increased $539,000 and $3.3 million, respectively as compared to last fiscal year due primarily to higher labor cost and increased building and utilities expenses and higher health care costs at NJRHS.

Taxes netted in Equity in earnings in the Condensed Consolidated Unaudited Statements of Income from Iroquois were $507,000 and $264,000 for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 2009 and 2008, taxes netted in Equity in earnings from Iroquois were $1.4 million and $1 million, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Similarly, Equity in earnings from Steckman Ridge is driven by storage revenues based on FERC regulated rates. Taxes netted in Equity in earnings from Steckman Ridge were $501,000 for both the three months and nine months ended June 30, 2009.

Net income for the three months and nine months ended June 30, 2009, decreased $5.9 million and $21.3 million, respectively compared with the same periods in the prior fiscal year, due primarily to the decreased operating revenue at NJR Energy and NJRHS and the increased O&M expenses, partially offset by an increase in equity in earnings primarily as a result of the contribution from Steckman Ridge, which became operational during the third quarter of fiscal 2009 and lower income tax expense as a result of the lower Operating income.

NJR Energy has economically hedged a long-term fixed-price contract to sell gas to a counterparty. Unrealized losses or gains at NJR Energy are the result of the change in value associated with financial derivative instruments designed to economically hedge the long-term fixed-price contracts.

The Income statement includes unrealized (gains) losses associated with these derivative instruments of $(484,000) and $(10.9) million for the three months and $17.4 million and $(17.4) million nine months ended June 30, 2009 and 2008, respectively, which are recorded, pre-tax, as a component of Operating revenues.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Net income (loss)	$1,881	$7,802	$(8,863)	$12,479
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(285)	(6,405)	10,242	(10,226)
Net financial earnings	$1,596	$1,397	$ 1,379	$ 2,253

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net financial earnings for the three months ended June 30, 2009, increased $199,000 compared with the same period in the prior fiscal period due primarily to an increase in equity in earnings, which is related to Steckman Ridge, which became operational in April 2009, offset by higher Operations and maintenance expense as discussed above. Net financial earnings decreased $874,000 for the nine months ended June 30, 2009, due primarily to an increase in Operation and maintenance expense, partially offset by an increase in equity in earnings and a decrease in tax expense corresponding to the lower net Operating income.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:
	June 30,	September 30,
	2009	2008
Common stock equity	59%	51%
Long-term debt	37	32
Short-term debt	4	17
Total	100%	100%

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options issued under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares. The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares. As of June 30, 2009, the Company repurchased approximately 5.9 million of those shares and has the ability to repurchase approximately 854,000 additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of June 30, 2009, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $533 million available under these facilities (see Note 7. Debt).

NJR believes that as of June 30, 2009, NJR, NJNG and NJRES were, and currently are, in compliance with all debt covenants.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2009, NJR has a $23 million letter of credit outstanding on behalf of NJRES, which is used for margin requirements for natural gas transactions and will expire on December 31, 2009.

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

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009, for up to $50 million. As of June 30, 2009, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term, expiring in December 2009. NJNG currently plans to renew or replace this facility prior to or upon its expiration. NJNG had no borrowings supported by the credit facility as of June 30, 2009. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the nine months ended June 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of June 30, 2009, the 30-day LIBOR rate was 0.3 percent. While the failure of the ARS auctions does not signify or constitute a default by NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.6 percent as of June 30, 2009, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES has a 3-year, $30 million committed credit facility with a multinational financial institution. Borrowings under this facility are guaranteed by NJR. There were no borrowings under this facility as of June 30, 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of June 30, 2009:

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 523,075	$ 17,086	$ 51,766	$ 90,707	$ 363,516
Capital lease obligations (1)	86,616	9,748	22,093	15,709	39,066
Operating leases (1)	10,985	3,047	4,100	2,439	1,399
Short-term debt	48,600	48,600	—	—	—
New Jersey Clean Energy Program (1)	39,960	10,805	23,293	5,862	—
Construction obligations	2,019	2,019	—	—	—
Remediation expenditures (2)	120,230	11,051	31,349	8,300	69,530
Natural gas supply purchase obligations–NJNG	42,094	35,570	6,524	—	—
Demand fee commitments–NJNG	723,020	94,953	192,849	165,146	270,072
Natural gas supply purchase obligations–NJRES	715,891	411,402	262,485	42,004	—
Demand fee commitments–NJRES	205,857	82,303	65,663	30,438	27,453
Total contractual cash obligations	$2,518,347	$726,584	$660,122	$360,605	$771,036
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated

For fiscal 2009, the Company has no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. On June 12, 2009, NJR made a discretionary contribution of $1 million to the Pension plan. It is anticipated that the annual funding level to the OPEB plans will range from $1.2 million to $1.4 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

As of June 30, 2009, there were NJR guarantees covering approximately $356 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. Currently, NJR anticipates that Steckman Ridge could seek non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2009 are estimated at $87.1 million, including an estimate of $6 million related to the AIP construction costs.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow from operating activities totaled $350.7 million for the nine months ended June 30, 2009, compared with cash flow from operations of $144.3 million for the same period in fiscal 2008. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital and the related changes in the beginning and period end balances, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

A summary of the primary factors that contributed to the increase in operating cash flows during the nine months ended June 30, 2009, as compared with the prior fiscal period is as follows:

•
lower costs associated with natural gas inventory at NJRES due primarily to the decline in commodity prices during fiscal 2009 compared to rising prices during fiscal 2008. As a general indicator, NYMEX prices declined approximately 58 percent during fiscal 2009 compared with an increase of approximately 119 percent during the prior fiscal period;

•
a reduction in receivable balances at NJRES stemming from a 55 percent decrease in average sales price in fiscal 2009 compared with an increase in receivable balances during the nine months ended June 30, 2008, which resulted from a 25 percent increase in volumes coupled with a 113 percent increase in average sales prices;

•
an increase in NJNG’s gas costs recovered during fiscal 2009 as a result of gas costs falling below the commodity component of NJNG’s BGSS rate billed to its customers compared with the nine months ended June 30, 2008. The amount of gas costs overrecovered was moderated by a BGSS refund of $30 million issued to NJNG’s customers during fiscal 2008 and temporary rate credits of $45 million during fiscal 2009;

•
reduced margin requirements at NJRES during the current fiscal year compared with higher deposits during the same period in fiscal 2008 as a result of the adverse impact of rising NYMEX prices to NJRES’ short futures positions.

These increases in operating cash flows were offset by a decrease in NJRES payable balances primarily related to a decrease in the cost of purchases during the current fiscal period.

NJNG’s MGP expenditures are currently expected to total $11.1 million in fiscal 2009 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $92.7 million for the nine months ended June 30, 2009, compared with $74.7 million in the same period in fiscal 2008. The increase in cash used was due primarily to an increase in the cash invested in Steckman Ridge and higher NJNG utility plant expenditures offset by the drawdown from the restricted cash construction fund.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. Construction will continue through the summer of 2009 as more facilities are made ready to support the initial winter season. As of June 30, 2009, NJR has invested $120 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. NJR anticipates that Steckman Ridge could seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At June 30, 2009, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Cash flow used in financing activities totaled $223.6 million for the nine months ended June 30, 2009, compared with $48.8 million for the same period in the prior fiscal year. During the current fiscal period, NJNG repaid its $30 million, 6.27 percent, Series X Mortgage bonds and NJR repaid its $25 million, 3.75 percent, unsecured senior notes. In addition, the Company was able to reduce its short-term borrowings as a result of its improved cash from operations.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.6 percent as of June 30, 2009, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations, in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations and its recovery of natural gas costs is regulated by the BPU. Second, NJRES uses futures, options and swaps to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010 to sell remaining volumes of approximately 3.2 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to June 30, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2009
NJNG	$(49,610)	$(72,061)	$(74,375)	$(47,296)
NJRES	89,571	100,251	140,286	49,536
NJR Energy	20,190	(21,034)	(3,651)	2,807
Total	$ 60,151	$ 7,156	$ 62,260	$ 5,047

There were no changes in methods of valuations during the quarter ended June 30, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$(19,018)	$13,664	$(2,731)	—	$ (8,085)
Price based on other external data	6,319	6,325	488	—	13,132
Total	$(12,699)	$19,989	$(2,243)	—	$ 5,047

The following is a summary of financial derivatives by type as of June 30, 2009:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	8.4	$3.65 - $9.19	$(46,913)
	Swaps	(0.3)	$3.69 - $6.19	(4,375)
	Options	11.5	$3.65 - $9.50	3,992
NJRES	Futures	(16.3)	$3.51 - $10.89	23,837
	Swaps	(18.0)	$2.88 - $12.42	25,699
	Options	2.5	$3.30 - $3.65	—
NJR Energy	Swaps	3.2	$3.38 - $ 4.47	2,807
Total				$ 5,047

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to June 30, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2009
NJRES	$1,714	$22,722	$12,102	$12,334

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

The VaR at June 30, 2009, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $622,000. The VaR with a 99 percent confidence level and a 10-day holding period was $2.8 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2009. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of June 30, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$ 104,582	$ 64,424
Noninvestment grade	13,159	5,525
Internally rated investment grade	19,585	10,903
Internally rated noninvestment grade	3,975	1,021
Total	$141,301	$81,873

NJNG’s counterparty credit exposure as of June 30, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$ 15,347	$ 12,332
Noninvestment grade	634	—
Internally rated investment grade	269	35
Internally rated noninvestment grade	143	—
Total	$16,393	$12,367

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

Interest Rate Risk–Long-Term Debt

As of June 30, 2009, the Company (excluding NJNG) had no variable-rate long-term debt.

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2009, NJNG is obligated with respect to loan agreements securing six series of auction rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of June 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.6 percent as of June 30, 2009. There can be no assurance that the ARS securities of the EDA will have enough market liquidity to avoid failed auctions in the future.

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

As of June 30, 2009, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, since the material weakness discussed above is not completely remediated, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Subsequent to the end of the third fiscal quarter, the Company upgraded its JD Edwards Oracle Enterprise Resource Planning (“ERP”) software system to improve functionality associated with the system’s finance, human resources, supply chain and work management modules. For the quarter ended June 30, 2009, all of the related processes were completed prior to the upgrade. Management concluded that it did not need to make any changes to its internal control over financial reporting as a result of this upgrade.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2008, and is set forth in Part I, Item 1, Note 13, Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter June 30, 2009, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On November 14, 2007, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 1.5 million shares, bringing the total permitted repurchases to 6.8 million shares as of that date. As of June 30, 2009, the Company has 854,000 shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
04/01/09 – 04/30/09	246,700	32.65	246,700	1,056,271
05/01/09 – 05/31/09	202,100	31.70	202,100	854,171
06/01/09 – 06/30/09	—	—	—	854,171
Total	448,800	—	448,800	854,171

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

*This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

New Jersey Resources Corporation
Part II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date: August 5, 2009
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer