Form 10-Q/A
period 2008-12-31
NEW JERSEY RESOURCES CORP
filed 2009-11-25
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of $2.50 par value Common Stock as of February 4, 2009, was 42,318,558.

New Jersey Resources Corporation

EXPLANATORY NOTE
Overview

New Jersey Resources Corporation (the “Company”)  is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended December 31, 2008, originally filed on February 5, 2009, to amend and restate our unaudited condensed consolidated financial statements for the three month periods ended December 31, 2008 and 2007 for the condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008 to correct an error related to the accounting for park and loan transactions executed through the Company’s unregulated subsidiary, NJR Energy Services (NJRES).

Restatement

NJRES enters into park and loan transactions whereby it borrows natural gas from a counterparty with an obligation to return the gas at a future date. In the fourth quarter of fiscal 2009, management discovered an error in the accounting for gas in storage, purchase obligations, embedded derivatives and gas demand fees associated with these transactions. Specifically, NJR had been using a forward price to value the inventory and gas purchases liability. Both the natural gas that was received and the “park and loan” liability should have been initially valued at the spot price on the date NJRES received the gas. In addition, NJRES should have been accounting for the obligation to return the gas as an embedded derivative, which should have been fair valued (“marked to market”) at each subsequent balance sheet reporting date until the gas was returned to the counterparty. As well, the initial spread between the spot price of the borrowed gas liability on the date of the transaction and the forward price, based on the date NJRES would return the natural gas, should have been recognized into income on a ratable basis over the term of the park and loan agreement.  In addition, demand fees related to these transactions were not but should have been recognized ratably over the term of the contract.

These errors, while impacting our reported results in accordance with generally accepted accounting principles (“GAAP”), have no impact on our Non-GAAP measure of Net Financial Earnings (“NFE”), which excludes the impact of unrealized derivative gains and losses, effects of economic hedging related to inventory and demand fees related to park and loan transactions. As discussed in the MD&A, NFE is the key financial metric by which we measure the profitability of the Company.

The Company is also filing amended Quarterly Reports on Form 10-Q/A for the quarters ended, March 31, 2009 and June 30, 2009 to correct the errors described above.

All of the information in this Form 10-Q/A is as of February 5, 2009, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

•	Part I, Item 1 - Financial Statements

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II — Item 6. Exhibits.

In the Quarterly Reports on Form 10-Q as previously filed, the Company reported under Item 4 “Controls and Procedures,” that its disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.  Management, in consultation with the Audit Committee, has concluded that the errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the original filing which has since been remediated.  The revised assessment is included under Part II, Item 4 in this document.

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Form 10-Q. This Form 10-Q/A does not amend or update any other information set forth in the Form 10-Q and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2009 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Part II Item 1A, as well as the following:

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,
(Thousands, except per share data)	2008	2007
	As Restated (See Note 2)	As Restated (See Note 2)
OPERATING REVENUES	$801,304	$811,138

OPERATING EXPENSES
Gas purchases	671,090	691,332
Operation and maintenance	36,408	32,179
Regulatory rider expenses	13,561	12,165
Depreciation and amortization	7,361	9,403
Energy and other taxes	23,633	18,160
Total operating expenses	752,053	763,239
OPERATING INCOME	49,251	47,899
Other income	858	1,528
Interest expense, net of capitalized interest	6,547	7,810
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	43,562	41,617
Income tax provision	15,804	15,767
Equity in earnings of affiliates, net of tax	514	424
NET INCOME	$28,272	$26,274

EARNINGS PER COMMON SHARE
BASIC	$0.67	$0.63
DILUTED	$0.67	$0.63
DIVIDENDS PER COMMON SHARE	$0.31	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,170	41,678
DILUTED	42,495	41,928

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2008	2007
	As Restated (See Note 2)	As Restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,272	$26,274
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	11,499	1,312
Depreciation and amortization	7,581	9,478
Allowance for funds (equity) used during construction	—	(373)
Deferred income taxes	5,765	5,822
Manufactured gas plant remediation costs	(5,875)	(4,041)
Equity in earnings from investments, net of distributions	(514)	1,512
Cost of removal – asset retirement obligations	(19)	(177)
Contributions to employee benefit plans	(182)	(150)
Changes in:
Components of working capital	(72,621)	(52,974)
Other noncurrent assets	(38,448)	2,423
Other noncurrent liabilities	27,582	4,369
Cash flows used in operating activities	(36,960)	(6,525)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for
Utility plant	(18,207)	(13,526)
Real estate properties and other	(145)	(168)
Cost of removal	(1,462)	(1,208)
Investments in equity investees and other	(21,000)	(2,998)
Release from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(36,614)	(17,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,196	4,192
Tax benefit from stock options exercised	972	547
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(30,973)	(937)
Purchases of treasury stock	(1,126)	(10,071)
Payments of common stock dividends	(11,776)	(10,633)
Net proceeds from short-term debt	87,350	32,547
Cash flows from financing activities	56,911	23,130
Change in cash and temporary investments	(16,663)	(1,295)
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$25,963	$3,845
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables, net	$(96,726)	$(194,958)
Inventories	73,156	2,999
Underrecovered gas costs	25,017	(18,883)
Gas purchases payable	(41,081)	132,028
Prepaid and accrued taxes	43,830	31,043
Accounts payable and other	(6,541)	(1,017)
Restricted broker margin accounts	(51,882)	(881)
Customers’ credit balances and deposits	(24,957)	7,299
Other current assets	6,563	(10,604)
Total	$(72,621)	$(52,974)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$4,185	$6,434
Income taxes	$1,427	$2,661

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	December 31,	September 30,
(Thousands)	2008	2008
	As Restated (See Note 2)	As Restated (See Note 2)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,384,312	$1,366,237
Real estate properties and other, at cost	29,953	29,808
	1,414,265	1,396,045
Accumulated depreciation and amortization	(385,879)	(378,759)
Property, plant and equipment, net	1,028,386	1,017,286

CURRENT ASSETS
Cash and temporary investments	25,963	42,626
Customer accounts receivable
Billed	258,827	227,132
Unbilled revenues	75,008	9,417
Allowance for doubtful accounts	(5,140)	(4,580)
Regulatory assets	21,080	51,376
Gas in storage, at average cost	394,375	467,537
Materials and supplies, at average cost	5,116	5,110
Prepaid state taxes	9,641	37,271
Derivatives, at fair value	238,230	227,224
Broker margin account	74,884	41,277
Other	13,771	15,181
Total current assets	1,111,755	1,119,571

NONCURRENT ASSETS
Investments in equity investees and other	139,970	115,981
Regulatory assets	407,014	340,670
Derivatives, at fair value	27,226	24,497
Restricted cash construction fund	—	4,200
Other	12,284	13,092
Total noncurrent assets	586,494	498,440
Total assets	$2,726,635	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	December 31,	September 30,
(Thousands)	2008	2008
	As Restated (See Note 2)	As Restated (See Note 2)
CAPITALIZATION
Common stock equity	$754,102	$728,068
Long-term debt	460,708	455,117
Total capitalization	1,214,810	1,183,185

CURRENT LIABILITIES
Current maturities of long-term debt	30,844	60,119
Short-term debt	265,550	178,200
Gas purchases payable	282,519	323,600
Accounts payable and other	43,375	61,735
Dividends payable	13,099	11,776
Deferred and accrued taxes	27,491	24,720
New Jersey clean energy program	12,513	3,056
Derivatives, at fair value	204,174	146,320
Broker margin account	10,797	29,072
Customers’ credit balances and deposits	38,500	63,455
Total current liabilities	928,862	902,053

NONCURRENT LIABILITIES
Deferred income taxes	243,308	240,414
Deferred investment tax credits	7,112	7,192
Deferred revenue	8,910	9,090
Derivatives, at fair value	20,315	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	53,846	52,272
Regulatory liabilities	61,820	63,419
New Jersey clean energy program	34,030	—
Asset retirement obligation	24,768	24,416
Other	8,624	7,510
Total noncurrent liabilities	582,963	550,059
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$2,726,635	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2008	2007
	As Restated (See Note 2)	As Restated (See Note 2)
Net income	$28,272	$26,274
Other comprehensive income
Unrealized (loss) gain on available for sale securities, net of tax of $(380) and $(118), respectively(1)	545	170
Net unrealized (loss) on derivatives, net of tax of $18 and $25, respectively	(26)	(42)
Other comprehensive income	519	128
Comprehensive income	$28,791	$26,402
(1)	Available for sale securities are included in Investments in Equity Investees in the Unaudited Condensed Consolidated Balance Sheets

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	December 31,		September 30,
(Thousands)	2008		2008
NJNG	$62,824	24%	$21,398	9%
NJRES	188,135	73	198,902	88
NJRHS and other	7,868	3	6,832	3
Total	$258,827	100%	$227,132	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	December 31,		September 30,
	2008		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$163,808	19.4	$189,828	22.1
NJRES	230,567	30.6	277,709	27.6
Total	$394,375	50.0	$467,537	49.7

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

Recently Adopted

Effective October 1, 2008 NJR adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities, with the exception of its pension assets. NJR will apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities that are not measured at least annually prospectively on October 1, 2009. SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of SFAS 157 did not have a material impact on NJR’s financial position or results of operations. See Note 5. Fair Value Measurements, for more information on the adoption of SFAS 157, as well as the required disclosures.

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

2.	RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NJRES enters into park and loan transactions whereby it borrows natural gas from a counterparty with an obligation to return the gas at a future date. In the fourth quarter of fiscal 2009, management discovered an error in the accounting for gas in storage, purchase obligations, embedded derivatives and gas demand fees associated with these transactions. The impact of the errors was limited to NJRES. Specifically, NJR had been using a forward price to value the inventory and gas purchases liability. Both the natural gas that was received and the “park and loan” liability should have been initially valued at the spot price on the date NJRES received the gas. In addition, NJRES should have been accounting for the obligation to return the gas as an embedded derivative, which should have been fair valued (“marked to market”) at each subsequent balance sheet reporting date until the gas was returned to the counterparty. As well, the initial spread between the spot price of the borrowed gas liability on the date of the transaction and the forward price, based on the date NJRES would return the natural gas, should have been recognized into income on a ratable basis over the term of the park and loan agreement.  In addition, demand fees related to these transactions were not but should have been recognized ratably over the term of the contract.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These errors, while impacting our reported GAAP results, have no impact on our Non-GAAP measure of Net Financial Earnings (“NFE”), which excludes the impact of unrealized derivative gains and losses, effects of economic hedging related to inventory and demand fees related to park and loan transactions. As discussed in the MD&A, NFE is the key financial metric by which we measure the profitability of the Company.

To correct this accounting error, the Company is restating, herein, the unaudited condensed consolidated financial statements for the three months ended December 31, 2008 and 2007 and  for the condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008.

EFFECTS OF RESTATEMENT

The following table sets forth the effects of the restatement on affected line items within the Company’s previously reported financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,			Three Months Ended December 31,
	2008			2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$698,145	$(27,055)	$671,090	$684,694	$6,638	$691,332
Total operating expenses	$779,108	$(27,055)	$752,053	$756,601	$6,638	$763,239
Operating Income	$22,196	$27,055	$49,251	$54,537	$(6,638)	$47,899
Income before income taxes and equity in earnings of affiliates	$16,507	$27,055	$43,562	$48,255	$(6,638)	$41,617
Income tax provision	$5,245	$10,559	$15,804	$18,494	$(2,727)	$15,767
Net Income	$11,776	$16,496	$28,272	$30,185	$(3,911)	$26,274
Basic earnings per share	$0.28	$0.39	$0.67	$0.72	$(0.09)	$0.63
Diluted earnings per share	$0.28	$0.39	$0.67	$0.72	$(0.09)	$0.63
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,			Three Months Ended December 31,
	2008			2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$11,776	$16,496	$28,272	$30,185	$(3,911)	$26,274
Unrealized loss on derivatives	$7,086	$4,413	$11,499	$3,080	$(1,768)	$1,312
Deferred income taxes	$(4,794)	$10,559	$5,765	$8,549	$(2,727)	$5,822
Components of working capital	$(41,153)	$(31,468)	$(72,621)	$(57,844)	$4,870	$(52,974)
Other noncurrent liabilities	$27,582	—	$27,582	$833	$3,536	$4,369
Inventories	$108,055	$(34,899)	$73,156	$33,940	$(30,941)	$2,999
Gas purchases payable	$(43,369)	$2,288	$(41,081)	$96,217	$35,811	$132,028
Other current assets	$5,420	$1,143	$6,563	$(10,604)	—	$(10,604)
Total	$(41,153)	$(31,468)	$(72,621)	$(57,844)	$4,870	$(52,974)
Note:  Amounts may not cross foot due to rounding

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)			(Audited)
	December 31,			September 30,
	2008			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas in storage, at average cost	$370,488	$23,887	$394,375	$478,549	$(11,012)	$467,537
Derivatives (current), at fair value	$224,123	$14,107	$238,230	$208,703	$18,521	$227,224
Other (current)	$12,517	$1,254	$13,771	$12,785	$2,396	$15,181
Total current assets	$1,072,507	$39,248	$1,111,755	$1,109,666	$9,905	$1,119,571
Total assets	$2,687,387	$39,248	$2,726,635	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

CAPITALIZATION AND LIABILITIES

	(Unaudited)			(Audited)
	December 31,			September 30,
	2008			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Common stock equity	$736,496	$17,606	$754,102	$726,958	$1,110	$728,068
Total capitalization	$1,197,204	$17,606	$1,214,810	$1,182,075	$1,110	$1,183,185
Gas purchases payable	$272,147	$10,372	$282,519	$315,516	$8,084	$323,600
Total current liabilities	$918,490	$10,372	$928,862	$893,969	$8,084	$902,053
Deferred income taxes	$232,038	$11,270	$243,308	$239,703	$711	$240,414
Total noncurrent liabilities	$571,693	$11,270	$582,963	$549,348	$711	$550,059
Total capitalization and liabilities	$2,687,387	$39,248	$2,726,635	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

3.	REGULATION

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

New Jersey Clean Energy Program (NJCEP)

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for NJCEP for the period from January 1, 2009 to December 31, 2012. NJNG’s share of the total funding requirement of $1.2 billion is $50.8 million. Accordingly, as of December 31, 2008, NJNG recorded the obligation and a corresponding regulatory asset at a present value of $44.3 in the Unaudited Condensed Consolidated Balance Sheets. NJNG’s annual obligation gradually increases from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012. As of December 31, 2008, NJNG also has a $2.2 million obligation remaining from the January 1, 2005 to December 31, 2008 period. The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2008	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$2,977	$27,994	Less than one year (1)
WNC	629	919	Less than one year (2)
CIP	17,474	22,463	Less than one year (3)
Total current	$21,080	$51,376
Regulatory assets–noncurrent
Remediation costs (Note 14)
Expended, net of recoveries	$91,346	$92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	1,275	2,397	(6)
Deferred income and other taxes	12,624	12,726	Various (7)
Derivatives (Note 4)	77,528	49,610	(8)
Postemployment benefit costs (Note 11)	52,472	52,519	(9)
SBC/Clean Energy	51,539	10,524	Various (10)
Total noncurrent	$407,014	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
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

(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 14. Commitments and Contingent Liabilities – Legal Proceedings).
(6)
Recoverable or refundable, subject to BPU annual approval, without interest. Balance includes approximately $523,000 relating to the weather component of the calculation and approximately $752,000 relating to the customer usage component of the calculation.

(7)	Recoverable without interest, subject to BPU approval.
(8)	Recoverable, subject to BPU approval, through BGSS, without interest.
(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in rates charged to customers (see Note 11. Employee Benefit Plans).

(10)	Recoverable with interest, subject to BPU approval.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2008	September 30, 2008
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$61,820	$63,419
Total noncurrent	$61,820	$63,419
(1)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $21.3 million, including accretion of $370,000 for the three months ended December 31, 2008, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of December 31, 2008 (see Note 12. Asset Retirement Obligations).

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To manage the risk of such fluctuations, the Company and its subsidiaries enter into financial futures and forward contracts, option agreements and swap agreements to economically hedge future purchases and sales of natural gas. Due to the nature of these arrangements, they qualify as derivatives in accordance with SFAS 133.

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

As a result of entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created  related to potential differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in value in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a physical derivative transaction which is recorded at fair value on the balance sheet, with changes in value recognized in current period earnings.

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

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	December 31, 2008	September 30, 2008
NJNG broker margin deposit	$74,884	$41,277
NJRES broker margin (liability)	$(10,797)	$(29,072)

5.	FAIR VALUE MEASUREMENTS

As noted in Note 1. General, NJR adopted SFAS 157 and has applied the provisions to its financial assets and liabilities, which include financial derivatives, physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. SFAS 157 defines and establishes a framework for measuring fair value. SFAS 157 requires that companies consider assumptions market participants would make when pricing assets and liabilities that are required to be recognized at fair value in accordance with previously issued accounting pronouncements.

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

The adoption of SFAS 157 did not have a material impact to NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Physical forward commodity contracts	$—	$34,785	$123	$34,908
Financial derivative contracts	148,973	81,575	—	230,548
Available for sale securities (1)	8,887	—	—	8,887
Other assets	1,690	—	—	1,690
Total assets at fair value	$159,550	$116,360	$123	$276,033

Liabilities:
Physical forward commodity contracts	$—	$19,946	$—	$19,946
Financial derivative contracts	166,068	38,475	—	204,543
Other liabilities	1,690	—	—	1,690
Total liabilities at fair value	$167,758	$58,421	$—	$226,179
(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3) (1)
(Thousands)	Derivatives	Other	Total
Beginning balance – October 1, 2008	$937	$—	$937
Total gains realized and unrealized(1)	241	—	241
Purchases, sales, other settlements, net	(572)	—	(572)
Net transfers in and/or out of level 3	(483)	—	(483)
Ending balance - December 31, 2008	$123	$—	$123
(1)
Table has been restated from original filing to include corrections to amounts previously disclosed for the three month period ended December 31, 2008. The net impact of these corrections (in 000’s) on the ending balance of the Level 3 roll forward table as of December 31, 2008 was a decrease of $8. The net impact included the following corrections: a decrease in the beginning balance as of October 1, 2008 of $4,405, a net increase in unrealized gains (losses) of $105, a decrease in purchases, sales, issuances, settlements, net of $327, and a decrease in the net transfers out of level 3 of $3,965.

(2)	Gains recognized in Gas purchases are $241,000.

NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities beginning on October 1, 2009.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	December 31, 2008	September 30, 2008
Steckman Ridge	$106,457	$84,285
Iroquois	24,497	23,604
Other	9,016	8,092
Total	$139,970	$115,981

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

The following is summarized financial information for Iroquois:

	Three Months Ended December 31,
(Millions)	2008	2008
Operating revenues	$41.8	$38.8
Operating income	$21.7	$19.3
Net income	$9.5	$7.6

(Millions)	December 31, 2008	September 30, 2008
Current assets	$52.6	$64.2
Noncurrent assets	$753.4	$729.2
Current liabilities	$49.8	$39.3
Noncurrent liabilities	$334.9	$348.9

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended December 31,
(Thousands, except per share amounts)	2008	2007
Net income, as reported	$28,272	$26,274
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,170	41,678
Basic earnings per common share	$0.67	$0.63
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,170	41,678
Incremental shares (1)	325	250
Weighted average shares of common stock outstanding–diluted	42,495	41,928
Diluted earnings per common share(2)	$0.67	$0.63
(1)	Incremental shares consist of stock options, stock awards and performance units.
(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 2008 and December 2007.

8.	DEBT

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

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	December 31	September 30,
(Thousands)	2008	2008
NJR
Long - term debt (1)	$75,000	$75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding under bank credit facilities at end of period	$62,000	$32,700
Weighted average interest rate at end of period	0.78%	2.46%
NJNG
Long - term debt (2)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding under bank credit facilities at end of period	$203,550	$145,500
Weighted average interest rate at end of period	1.19%	2.31%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding under bank credit facilities at end of period	—	—
Weighted average interest rate at end of periods	—	—
(1)	Amounts are comprised of $25.0 million issued in March 2004, maturing in March 2009, and $50.0 million issued in September 2007, maturing in September 2017.
(2)	Long-term debt excludes lease obligations of $66.7 million and $60.4 million at December 31, 2008 and September 30, 2008, respectively.

9.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

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

	Three Months Ended December 31,
(Thousands)	2008	2007
AFUDC – Utility plant	$258	$535
Weighted average rate	4.00%	8.31%

Capitalized interest – Real estate properties and other	$—	$36
Weighted average interest rates	—%	5.08%

Capitalized interest – Investments in equity investees	$843	$855
Weighted average interest rates	5.50%	5.98%

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The AFUDC amounts shown in the table above for the three months ended December 31, 2007 include an equity component based on NJNG’s prior return on equity rate of 11.5 percent. As a result of the BPU’s Base Rate Order issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation and a return on equity rate of 10.3 percent (see Note 3. Regulation). Effective October 3, 2008, NJNG is allowed to recover an incremental cost of equity component during periods when its short-term debt balances are lower than its construction work in progress. For the three months ended December 31, 2008, AFUDC only includes a debt component.

NJR, through its CR&R subsidiary, capitalizes interest associated with the development and construction of its commercial buildings. Interest is also capitalized associated with the acquisition, development and construction of a natural gas storage facility through NJR’s equity investment in Steckman Ridge (see Note 6. Investments in Equity Investees and other).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $563,000 and $738,000 of deferred interest income related to these SBC program costs for period ended December 31, 2008 and 2007, respectively.

10.	STOCK-BASED COMPENSATION

On November 11, 2008, the Company granted 106,730 restricted shares that vested immediately. On the same date the Company also granted 8,481 shares that vested immediately and were issued on November 17, 2008. As of December 31, 2008, 2,448,586 and 107,203 shares, respectively, remain available for future awards to employees and directors.

During the first three months of fiscal 2009, included in operation and maintenance expense is $483,000 related to stock-based compensation. As of December 31, 2008 there remains $1.9 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 3 years.

11.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended December 31,		Three Months Ended December 31,
(Thousands)	2008	2007	2008	2007
Service cost	$678	$728	$584	$488
Interest cost	1,937	1,648	1,006	821
Expected return on plan assets	(2,188)	(2,183)	(647)	(583)
Recognized actuarial loss	139	275	319	262
Prior service cost amortization	14	14	20	20
Special termination benefit	—	—	89	89
Net periodic cost	$580	$482	$1,371	$1,097

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	ASSET RETIREMENT OBLIGATIONS (ARO)

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

13.	INCOME TAXES

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

NJR accrues penalties and interest related to its FIN 48 and other tax issues as a component of the income tax provision, therefore, the ultimate settlement of the various tax issues will impact the effective tax rate to the extent that the amount of penalties and interest assessed is different than the amounts originally accrued.  The tax effect of the currently accrued and settled issues will have no impact on the effective tax rate.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, there were NJR guarantees covering approximately $421 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet. Commitments as of December 31, 2008 for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES:
Natural gas purchases	$600,177	$109,213	$—	$—	$—	$—
Pipeline demand fees	27,266	18,136	12,735	9,791	2,235	1,913
Storage demand fees	52,242	31,792	15,743	6,265	5,298	4,940
Sub-total NJRES	$679,685	$159,141	$28,478	$16,056	$7,533	$6,853
NJNG:
Natural gas purchases	$76,054	$16,123	$—	$—	$—	$—
Pipeline demand fees	21,873	18,996	10,842	7,392	7,042	2,347
Storage demand fees	65,725	78,253	76,948	71,597	71,483	297,474
Sub-total NJNG	$163,652	$113,372	$87,790	$78,989	$78,525	$299,821
Total	$843,337	$272,513	$116,268	$95,045	$86,058	$306,674

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended December 31,
(Millions)	2008	2007
NJRES	$28.9	$27.7
NJNG	20.5	18.7
Total	$49.4	$46.4

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

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed in Part II Item 1 of this Form 10-Q/A, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

New Jersey Resources Corporation
Part I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

NJR organizes its business based on its products and services as well as regulatory environment.  As a result, the Company chooses to manage the businesses through the following reportable segments and other operations:  the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Retail and Other operations consist of appliance and installation services, commercial real estate development, investments and other corporate activities.

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $19.7 million and at Retail and Other of $145,000, is detailed below.

	(Unaudited)
	Three Months Ended December 31,
(Thousands)	2008	2007
Operating Revenues
Natural Gas Distribution	$340,908	$284,360
Energy Services	463,094	520,211
Segment subtotal	804,002	804,571
Retail and Other	(2,654)	6,631
Intersegment revenues (1)	(44)	(64)
Total	$801,304	$811,138
Depreciation and Amortization
Natural Gas Distribution	$7,161	$9,233
Energy Services	51	53
Segment subtotal	7,212	9,286
Retail and Other	149	117
Total	$7,361	$9,403
Interest Income (2)
Natural Gas Distribution	$658	$1,202
Energy Services	127	107
Segment subtotal	785	1,309
Retail and Other	6	55
Intersegment interest income (1)	(110)	—
Total	$681	$1,364
Interest Expense, net of capitalized interest
Natural Gas Distribution	$6,460	$6,119
Energy Services(3)	86	877
Segment subtotal	6,546	6,996
Retail and Other	111	814
Intersegment interest expense (1)	(110)	—
Total	$6,547	$7,810
Income Tax Provision (Benefit)
Natural Gas Distribution	$13,336	$10,045
Energy Services(3)	6,832	5,939
Segment subtotal	20,168	15,984
Retail and Other	(4,364)	(217)
Total	$15,804	$15,767
Net Financial Earnings
Natural Gas Distribution	$23,074	$16,670
Energy Services	9,383	19,092
Segment subtotal	32,457	35,762
Retail and Other	21	545
Total	$32,478	$36,307

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2)	Included in Other income in the Unaudited Condensed Consolidated Statement of Income
(3)	Amounts have been restated to reflect gross interest income and interest expense, which were previously netted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of Net financial earnings to consolidated Net Income, for the three months ended December 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2008	2007
Reconciliation of net financial earnings to consolidated net income:
Natural Gas Distribution	$23,074	$16,670
Energy Services	9,383	19,092
Retail and Other	21	545
Consolidated Net Financial Earnings	32,478	36,307
Less:
Unrealized loss from derivative instruments, net of taxes	6,812	4,121
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	(2,606)	5,912
Consolidated Net Income	$28,272	$26,274

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

The Company’s assets for the various business segments and business operations are detailed below:

	December 31,	September 30,
(Thousands)	2008	2008
Assets at end of period:
Natural Gas Distribution	$1,868,319	$1,761,964
Energy Services	668.558	699,897
Segment Subtotal	2,536.877	2,461.861
Retail and Other	232,246	231,551
Intercompany Assets (1)	(42,488)	(58,115)
Total	$2,726,635	$2,635.297
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

16.	OTHER

At December 31, 2008, there were 42,256,517 shares of common stock outstanding and the book value per share was $17.85

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company's unaudited condensed consolidated statements for the three months ended December  31, 2008 and 2007 and for the condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008, as discussed in Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1.

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

Net income and assets by business segment and business operations for the three months ended December 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended
	December 31,
(Thousands)	2008		2007
Net income (loss)
Natural Gas Distribution	$23,074	82%	$16,670	64%
Energy Services	10,882	38	9,239	35
Retail and Other	(5,684)	(20)	365	1
Total	$28,272	100%	$26,274	100%

(Thousands)	December 31, 2008		September 30, 2008
Assets
Natural Gas Distribution	$1,868,319	69%	$1,761,964	67%
Energy Services	668,558	24	699,897	26
Retail and Other	232,246	9	231,551	9
Intercompany Assets (1)	(42,488)	(2)	(58,115)	(2)
Total	$2,726,635	100%	$2,635,297	100%
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

Included in Net income are unrealized (losses) in the Energy Services segment of $(1.1) million and $(3.9) million, after taxes, for the three-month period ended December 31, 2008 and 2007, respectively. Also included in Net income are realized gains (losses) of $2.6 million and $(5.9), after taxes, for the three-month period ended December 31, 2008 and 2007, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory at December 31, 2008 and 2007, respectively.

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

NJRES previously applied the “normal purchase normal sale” (normal) scope exception for certain physical commodity contracts that were executed prior to October 1, 2007 which otherwise qualified as derivatives. Based on current conditions in the credit markets and developments within the natural gas industry, NJRES has determined that the probability of physical delivery with these counterparties could potentially diminish and, therefore, these contracts do not meet the requirements, outlined in SFAS 133, to continue applying the normal scope exception. As a result, NJRES will no longer recognize these contracts at cost. Effective October 1, 2008, NJRES will treat these contracts as derivatives and record them at fair value in the Unaudited Condensed Consolidated Balance Sheet, with changes in fair value being recorded as a component of Gas purchases in the Unaudited Condensed Consolidated Statements of Income.

Effective October 1, 2008, NJR began applying the provisions of SFAS 157 Fair Value Measurement (see Note 5. Fair Value Measurements). As a result of the adoption of SFAS 157, NJR implemented procedures to evaluate its own credit profile to determine an appropriate valuation adjustment to the recorded amount of its derivative liabilities. NJR uses historical default probabilities corresponding to Standard and Poor’s issuer ratings and considers conditions in the credit markets to further adjust the valuation, when deemed appropriate, based on the change in a market index that tracks the credit default swaps of investment grade companies.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Consolidated

Net income for the three-month period ended December 31, 2008 increased by 7.6 percent to approximately $28.3 million, compared with net income of approximately $26.3 million for the same period in fiscal 2007. Basic and diluted earnings per share increased by 6.3 percent to $0.67 and $0.67, compared with $0.63 and $0.63, respectively.

The increase in net income was due primarily to increased operating income at NJNG driven by higher utility gross margin as a result of changes to its base rates approved by the BPU that became effective October 3, 2008 and higher margins related to its storage incentive program.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007	% Change
Operating revenues	$801,304	$811,138	(1.2)%
Gas purchases	$671,090	$691,332	(2.9)%

Operating revenues and Gas purchases decreased $(9.8) million and $20.2 million, respectively, for the three months ended December 31, 2008, compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $(57.1) million and Gas purchases of $(60.5) million at NJRES due primarily to lower average prices partially offset by slightly higher transaction volumes;

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

NJNG’s unaudited financial results are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Utility Gross Margin
Operating revenues	$340,908	$284,360
Less:
Gas purchases	230,452	190,148
Energy and other taxes	21,587	16,363
Regulatory rider expense	13,561	12,165
Total Utility Gross Margin	75,308	65,684
Operation and maintenance expense	24,950	23,879
Depreciation and amortization	7,161	9,233
Other taxes not reflected in utility gross margin	1,011	970
Operating Income	42,186	31,602
Other income	684	1,232
Interest charges, net of capitalized interest	6,460	6,119
Income tax provision	13,336	10,045
Net Income	$23,074	$16,670

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2008		2007
($ in thousands)	Margin	Bcf	Margin	Bcf
Residential	$49,687	13.3	$45,400	12.7
Commercial, Industrial & Other	13,381	3.2	13,796	2.8
Transportation	8,432	3.0	4,934	2.8
Total Utility Firm Gross Margin	71,500	19.5	64,130	18.3
Incentive programs	3,724	12.2	1,420	9.7
Interruptible	84	0.9	134	1.6
Total Utility Gross Margin/throughput	$75,308	32.6	$65,684	29.6

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

•
a decrease in interest income of approximately $700,000, due primarily to amounts capitalized related to the equity component of AFUDC in fiscal 2008 that did not recur in fiscal 2009 and a decrease as a result of the impact of  lower interest rates on certain regulatory asset balances; and

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

NJRES’ unaudited financial results are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$463,094	$520,211
Gas purchases	440,677	501,184
Gross margin	22,417	19,027
Operation and maintenance expense	4,360	2,840
Depreciation and amortization	51	53
Other taxes	329	209
Operating income	17,677	15,925
Other income	123	130
Interest expense	86	877
Income tax provision	6,832	5,939
Net income	$10,882	$9,239

Gross margin for the three months ended December 31, 2008 increased by $3.4 million, as compared with the same period in the last fiscal year, due primarily to an increase of $19.2 million in overall values on its financial and physical commodity contracts offset by lower gross margin from transportation assets as discussed below.

The higher fair values on financial instruments resulted primarily from a $14.3 million increase in realized gains associated with economic hedges of natural gas in inventory. The realized gains pertain to financial derivative instruments that are designed to economically hedge natural gas storage injections, and as part of a planned transaction, are awaiting subsequent sale. There were lower unrealized losses of $4.9 million that resulted primarily from lower valuations on financial instruments with short positions in the current fiscal period.

The lower gross margin from transportation assets were due primarily to the expiration of a favorable physical transport capacity asset servicing the Northeast United States market region that was no longer available for asset optimization in the current fiscal period, as further discussed in the Financial Margin section.

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled derivatives, certain settled derivative instruments related to inventory and certain demand fees. These non-GAAP measures are “financial margin” and “net financial earnings.”

The following table is a computation of Financial margin of NJRES:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$463,094	$520,211
Less: Gas purchases	440,677	501,184
Add:
Unrealized loss on derivative instruments	1,816	6,689
Effects of economic hedging related to natural gas inventory and certain demand fees	(4,274)	10,034
Financial Margin	$19,959	$35,750

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating income, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating income	$17,677	$15,925
Add:
Operation and maintenance expense	4,360	2,840
Depreciation and amortization	51	53
Other taxes	329	209
Subtotal – Gross margin	22,417	19,027
Add:
Unrealized loss on derivative instruments	1,816	6,689
Effects of economic hedging related to natural gas inventory and certain demand fees	(4,274)	10,034
Financial margin	$19,959	$35,750

A reconciliation of NJRES Net income to NJRES Net financial earnings is as follows:

	Three Months Ended December 31
(Thousands)	2008	2007
Net income	$10,882	$9,239
Add:
Unrealized loss on derivative instruments, net of taxes	1,107	3,941
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	(2,606)	5,912
Net financial earnings	$9,383	$19,092

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

Retail and Other Operations

The unaudited consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2008	2007
Operating revenues	$(2,654)	$6,631
Operation and maintenance expense	$7,150	$5,460
Equity in earnings, net of tax	$514	$424
Net (loss) income	$(5,684)	$365

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

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended June 30,
(Thousands)	2009	2008
Net (loss) income	$(5,684)	$365
Add:
Unrealized loss on derivative instruments, net of taxes	5,705	180
Net financial earnings	$21	$545

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

NJR’s consolidated capital structure was as follows:

	December 31,	September 30,
	2008	2008
Common stock equity	50%	51%
Long-term debt	30	32
Short-term debt	20	17
Total	100%	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options that were granted under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares. NJR issued approximately 221,000 shares related to the DRP and exercised options during the three months ended December 31, 2008.

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

As of December 31, 2008, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $339 million available under these facilities (see Note 8. Debt).

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

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$638,908	$44,057	$56,006	$34,975	$503,870
Capital lease obligations (1)	91,513	9,748	23,086	16,391	42,288
Operating leases (1)	11,735	3,251	4,301	2,570	1,613
Short-term debt	265,550	265,550	—	—	—
New Jersey Clean Energy Program (1)	53,077	12,514	24,667	15,896	—
Construction obligations	2,635	2,635	—	—	—
Remediation expenditures (2)	120,230	18,530	35,900	22,200	43,600
Natural gas supply purchase obligations–NJNG	92,177	76,054	16,123	—	—
Demand fee commitments–NJNG	729,972	87,598	185,039	157,514	299,821
Natural gas supply purchase obligations–NJRES	709,390	600,177	109,213	—	—
Demand fee commitments–NJRES	188,356	79,508	78,406	23,589	6,853
Total contractual cash obligations	$2,903,543	$1,199,622	$532,741	$273,135	$898,045
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated
(3)
As of December 31, 2008, we had a liability for unrecognized tax benefits of $6.5 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized tax benefits. See Note 13 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

NJR needed less cash for its working capital requirements during the three months ended December 31, 2008 as compared with the same period in fiscal 2008. During the current fiscal period, NJR used $72.6 million to satisfy liquidity needs compared with $53 million during the prior fiscal quarter. The underlying factors that contributed to the decrease in cash used to support working capital requirements are as follows:

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

NJNG’s MGP expenditures are currently expected to total $17.6 million in fiscal 2009 (see Note 14. Commitments and Contingent Liabilities).

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to December 31, 2008:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2008
NJNG	$(49,610)	$(32,499)	$(4,581)	$(77,528)
NJRES	89,571	51,366	47,909	93,028
NJR Energy	20,190	(8,883)	800	10,507
Total	$60,151	$9,984	$44,128	$26,007

There were no changes in methods of valuations during the period ended December 31, 2008.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at December 31, 2008, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$22,474	$29	$(1,657)	—	$20,846
Price based on other external data	4,442	719	—	—	5,161
Total	$26,916	$748	$(1,657)	—	$26,007

The following is a summary of financial derivatives by type as of December 31, 2008:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.0	$5.64 - 9.16	$(51,076)
	Swaps	(5.8)	$4.39 - $13.95	(28,277)
	Options	12.4	$5.98 - $9.47	1,825
NJRES	Futures	(10.7)	$5.20 - $14.36	17,648
	Swaps	(64.7)	$4.71 - $14.41	72,660
	Options	—	$10.22 - $13.21	2,720
NJR Energy	Swaps	4.7	$5.64 - $9.16	10,507
Total				$26,007

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to December 31, 2008:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2008
NJRES	$1,714	$27,298	$14,052	$14,960

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As discussed in "Part II. Item 9A. Controls and Procedures" in our Form10-K for the fiscal year ended September 30, 2008, in connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2008, the Company identified an immaterial error in the recording of certain physical natural gas transactions, which were not recorded at the appropriate fair value during the interim quarters ended March 31, 2008 and June 30, 2008, as they were valued at an incorrect price. Controls were not designed properly or operating effectively to prevent or detect these pricing errors. Natural gas prices are volatile and it is reasonably possible that the volume of these transactions could have been larger during any interim period or for the fiscal year ended September 30, 2008. The Company concluded that it was reasonably possible that this control weakness could have resulted in a material error in its Consolidated Financial Statements had the volume of these transactions been larger.

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

In addition, in conjunction with the filing of this amended Form 10-Q/A, as a result of the restatement described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted a re-evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Management, in consultation with the Audit Committee, has concluded that the restatement errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the original filing which has since been remediated.

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

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weaknesses set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. Subsequent to the quarter and fiscal year ended September 30, 2008, in connection with the material weaknesses in internal control over financial reporting detailed above, the Company has implemented or will implement the following controls designed to substantially reduce the risk of a similar material weaknesses occurring in the future:

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

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2008, and is set forth in Part I, Item 1, Note 14. Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter December 31, 2008 and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

Date: November 24, 2009
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer