Form 10-Q/A
period 2009-03-31
NEW JERSEY RESOURCES CORP
filed 2009-11-25
CIK 356309

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
(Do not check if a smallerreporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: ☐          No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 06, 2009 was 42,139,988.

New Jersey Resources Corporation

EXPLANATORY NOTE
Overview

New Jersey Resources Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 8, 2009, to amend and restate our unaudited condensed consolidated financial statements for the three and six month periods ended March 31, 2009 and 2008 and for the condensed consolidated balance sheets as of March 31, 2009 and September 30, 2008 to correct an error related to the accounting for park and loan transactions executed through the Company’s unregulated subsidiary, NJR Energy Services (NJRES).

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

The Company is also filing amended Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2008 and June 30, 2009 to correct the errors described above.

All of the information in this Form 10-Q/A is as of May 8, 2009, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

•	Part I, Item 1 - Financial Statements

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II — Item 6. Exhibits

In the Quarterly Reports on Form 10-Q as previously filed, the Company reported under Item 4 “Controls and Procedures,” that its disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Management, in consultation with the Audit Committee, has concluded that the errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the original filing, which has since been remediated. The revised assessment is included under Part II, Item 4 in this document.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2009 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Part II, Item 1A, as well as the following:

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share data)	2009	2008	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)

OPERATING REVENUES	$937,516	$1,177,545	$1,738,820	$1,988,683

OPERATING EXPENSES
Gas purchases	787,918	1,050,752	1,459,008	1,742,084
Operation and maintenance	37,365	34,605	73,773	66,784
Regulatory rider expenses	20,744	17,789	34,305	29,954
Depreciation and amortization	7,508	9,517	14,869	18,920
Energy and other taxes	31,981	29,374	55,614	47,534
Total operating expenses	885,516	1,142,037	1,637,569	1,905,276
OPERATING INCOME	52,000	35,508	101,251	83,407
Other income	1,058	1,540	1,916	3,068
Interest expense, net of capitalized interest	4,219	6,692	10,766	14,502
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	48,839	30,356	92,401	71,973
Income tax provision	17,638	9,628	33,442	25,395
Equity in earnings of affiliates, net of tax	787	746	1,301	1,170
NET INCOME	$31,988	$21,474	$60,260	$47,748

EARNINGS PER COMMON SHARE
BASIC	$0.76	$0.51	$1.43	$1.14
DILUTED	$0.75	$0.51	$1.41	$1.14

DIVIDENDS PER COMMON SHARE	$0.31	$0.28	$0.62	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,305	41,840	42,238	41,758
DILUTED	42,693	42,099	42,598	42,018

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,260	$47,748
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	17,867	74,595
Depreciation and amortization	15,303	19,070
Allowance for funds (equity) used during construction	—	(755)
Allowance for bad debt expense	3,801	2,544
Deferred income taxes	(14,128)	562
Manufactured gas plant remediation costs	(9,851)	(7,958)
Equity in earnings from investments, net of distributions	(1,301)	766
Cost of removal – asset retirement obligations	(463)	(355)
Contributions to employee benefit plans	(563)	(381)
Changes in:
Components of working capital	254,081	14,862
Other noncurrent assets	(17,426)	14,543
Other noncurrent liabilities	38,290	2,479
Cash flows from operating activities	345,870	167,720
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(37,802)	(29,385)
Real estate properties and other	(240)	(588)
Cost of removal	(3,583)	(3,641)
Investments in equity investees	(28,525)	(5,259)
Release from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(65,950)	(38,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,959	9,915
Tax benefit from stock options exercised	993	568
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(57,594)	(2,310)
Purchases of treasury stock	(3,291)	(11,040)
Payments of common stock dividends	(24,384)	(21,734)
Net (payments) proceeds from short-term debt	(168,200)	(107,579)
Cash flows used in financing activities	(239,249)	(124,695)
Change in cash and temporary investments	40,671	4,152
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$83,297	$9,292
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(25,651)	$(264,803)
Inventories	378,188	168,419
Recovery of gas costs	41,865	1,352
Gas purchases payable	(144,421)	130,063
Prepaid and accrued taxes	115,528	83,474
Accounts payable and other	(3,140)	(24,322)
Restricted broker margin accounts	(65,546)	(72,426)
Customers’ credit balances and deposits	(49,203)	(7,062)
Other current assets	6,461	167
Total	$254,081	$14,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$12,277	$14,302
Income taxes	$9,227	$21,977

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31,	September 30,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,402,392	$1,366,237
Real estate properties and other, at cost	30,047	29,808
	1,432,439	1,396,045
Accumulated depreciation and amortization	(393,912)	(378,759)
Property, plant and equipment, net	1,038,527	1,017,286

CURRENT ASSETS
Cash and temporary investments	83,297	42,626
Customer accounts receivable
Billed	208,827	227,132
Unbilled revenues	50,492	9,417
Allowance for doubtful accounts	(5,501)	(4,580)
Regulatory assets	7,795	51,376
Gas in storage, at average cost	89,405	467,537
Materials and supplies, at average cost	5,054	5,110
Prepaid state taxes	—	37,271
Derivatives, at fair value	252,311	227,224
Restricted broker margin accounts	104,497	41,277
Other	24,181	15,181
Total current assets	820,358	1,119,571

NONCURRENT ASSETS
Investments in equity investees and other	148,739	115,981
Regulatory assets	411,211	340,670
Derivatives, at fair value	22,891	24,497
Restricted cash construction fund	—	4,200
Other	12,001	13,092
Total noncurrent assets	594,842	498,440
Total assets	$2,453,727	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31,	September 30,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
CAPITALIZATION
Common stock equity	$771,368	$728,068
Long-term debt	458,998	455,117
Total capitalization	1,230,366	1,183,185

CURRENT LIABILITIES
Current maturities of long-term debt	5,934	60,119
Short-term debt	10,000	178,200
Gas purchases payable	179,178	323,600
Accounts payable and other	48,009	61,735
Dividends payable	13,101	11,776
Deferred and accrued taxes	77,616	24,720
Regulatory liabilities	13,871	—
New Jersey clean energy program	9,777	3,056
Derivatives, at fair value	285,255	146,320
Restricted broker margin accounts	26,746	29,072
Customers’ credit balances and deposits	14,254	63,455
Total current liabilities	683,741	902,053

NONCURRENT LIABILITIES
Deferred income taxes	211,871	240,414
Deferred investment tax credits	7,031	7,192
Deferred revenue	8,729	9,090
Derivatives, at fair value	13,038	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	55,096	52,272
Regulatory liabilities	58,587	63,419
New Jersey clean energy program	31,062	—
Asset retirement obligation	24,695	24,416
Other	9,281	7,510
Total noncurrent liabilities	539,620	550,059
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$2,453,727	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)
Net income	$31,988	$21,474	$60,260	$47,748
Other comprehensive income
Unrealized (loss) gain on available for sale securities, net of tax of $444, $90, $64 and $(28), respectively (1)	(637)	(129)	(92)	41
Net unrealized (loss) on derivatives, net of tax of $15, $34, $34 and $59, respectively	(22)	(10)	(48)	(52)
Other comprehensive income	(659)	(139)	(140)	(11)
Comprehensive income	$31,329	$21,335	$60,120	$47,737
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	March 31,		September 30,
(Thousands)	2009		2008
NJNG	$94,007	45%	$21,398	9%
NJRES	107,155	51	198,902	88
NJRHS and other	7,665	4	6,832	3
Total	$208,827	100%	$227,132	100%

Accounts receivable related to estimated unbilled revenues and allowance for doubtful accounts are associated with NJNG only.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	March 31,		September 30,
	2009		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$19,391	1.9	$189,828	22.1
NJRES	70,014	13.1	277,709	27.6
Total	$89,405	15.0	$467,537	49.7

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

SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of SFAS 157 did not have a material impact on NJR’s financial position or results of operations. See Note 5, Fair Value Measurements, for more information on the adoption of SFAS 157, as well as the required disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impacts on the financial statements. NJR adopted SFAS 161 effective January 1, 2009. As SFAS 161 provisions only require additional disclosures, there was no impact to NJR’s statement of financial position and results of operations upon adoption. See Note 4 Derivative Instruments for a description of NJR’s derivative activities, including the additional disclosures required by SFAS 161.

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

To correct this accounting error, the Company is restating, herein, the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2009 and 2008 and condensed consolidated balance sheets as of March 31, 2009 and September 30, 2008.

EFFECTS OF RESTATEMENT

The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$782,130	$5,788	$787,918	$1,065,925	$(15,173)	$1,050,752
Total operating expenses	$879,728	$5,788	$885,516	$1,157,210	$(15,173)	$1,142,037
Operating Income	$57,788	$(5,788)	$52,000	$20,335	$15,173	$35,508
Income before income taxes and equity in earnings of affiliates	$54,627	$(5,788)	$48,839	$15,183	$15,173	$30,356
Income tax provision	$19,897	$(2,259)	$17,638	$3,394	$6,234	$9,628
Net Income	$35,517	$(3,529)	$31,988	$12,535	$8,939	$21,474
Basic earnings per share	$0.84	$(0.08)	$0.76	$0.30	$0.21	$0.51
Diluted earnings per share	$0.83	$(0.08)	$0.75	$0.30	$0.21	$0.51
Note:  Amounts may not cross foot due to rounding

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended March 31,			Six Months Ended March 31,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$1,480,275	$(21,267)	$1,459,008	$1,750,619	$(8,535)	$1,742,084
Total operating expenses	$1,658,836	$(21,267)	$1,637,569	$1,913,811	$(8,535)	$1,905,276
Operating Income	$79,984	$21,267	$101,251	$74,872	$8,535	$83,407
Income before income taxes and equity in earnings of affiliates	$71,134	$21,267	$92,401	$63,438	$8,535	$71,973
Income tax provision	$25,142	$8,300	$33,442	$21,888	$3,507	$25,395
Net Income	$47,293	$12,967	$60,260	$42,720	$5,028	$47,748
Basic earnings per share	$1.12	$0.31	$1.43	$1.02	$0.12	$1.14
Diluted earnings per share	$1.11	$0.30	$1.41	$1.02	$0.12	$1.14
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,			Six Months Ended March 31,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$47,293	$12,967	$60,260	$42,720	$5,028	$47,748
Unrealized (gain) loss on derivatives	$45,008	$(27,141)	$17,867	$72,051	$2,544	$74,595
Deferred income taxes	$(22,428)	$8,300	$(14,128)	$(2,942)	$3,504	$562
Components of working capital	$284,371	$(30,290)	$254,081	$27,852	$(12,990)	$14,862
Other noncurrent liabilities	$2,126	$36,164	$38,290	$565	$1,914	$2,479
Inventories	$415,082	$(36,894)	$378,188	$193,659	$(25,240)	$168,419
Gas purchases payable	$(150,386)	$5,965	$(144,421)	$116,692	$(13,371)	$130,063
Other current assets	$5,822	$639	$6,461	$1,288	$(1,121)	$167
Total working capital	$284,371	$(30,290)	$254,081	$27,852	$(12,990)	$14,862
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	March 31,			September 30,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas in storage, at average cost	$63,523	$25,882	$89,405	$478,549	$(11,012)	$467,537
Derivatives (current), at fair value	$242,814	$9,497	$252,311	$208,703	$18,521	$227,224
Other (current)	$22,424	$1,757	$24,181	$12,785	$2,396	$15,181
Total current assets	$783,222	$37,136	$820,358	$1,109,666	$9,905	$1,119,571
Total assets	$2,416,591	$37,136	$2,453,727	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES
	March 31,			September 30,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Common stock equity	$757,291	$14,077	$771,368	$726,958	$1,110	$728,068
Total capitalization	$1,216,289	$14,077	$1,230,366	$1,182,075	$1,110	$1,183,185
Gas purchases payable	$165,130	$14,048	$179,178	$315,516	$8,084	$323,600
Total current liabilities	$669,693	$14,048	$683,741	$893,969	$8,084	$902,053
Deferred income taxes	$202,860	$9,011	$211,871	$239,703	$711	$240,414
Total noncurrent liabilities	$530,609	$9,011	$539,620	$549,348	$711	$550,059
Total capitalization and liabilities	$2,416,591	$37,136	$2,453,727	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$35,517	$(3,529)	$31,988	$12,535	$8,939	$21,474
Comprehensive income	$34,858	$(3,529)	$31,329	$12,396	$8,939	$21,335
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Six Months Ended March 31,			Six Months Ended March 31,
	2009			2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$47,293	$12,967	$60,260	$42,720	$5,028	$47,748
Comprehensive income	$47,153	$12,967	$60,120	$42,709	$5,028	$47,737
Note:  Amounts may not cross foot due to rounding

3.	REGULATION

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2009	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$—	$27,994	Less than one year (1)
WNC	243	919	Less than one year (2)
CIP	7,552	22,463	Less than one year (3)
Total current	$7,795	$51,376
Regulatory assets–noncurrent
Remediation costs (Note 14)
Expended, net of recoveries	$84,826	$92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	88	2,397	(6)
Deferred income and other taxes	12,574	12,726	Various (7)
Derivatives (Note 4)	99,055	49,610	(8)
Postemployment benefit costs (Note 11)	52,397	52,519	(9)
SBC/Clean Energy	42,041	10,524	Various (10)
Total noncurrent	$411,211	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
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
(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postemployment Plans that NJNG has determined are recoverable in base rates charged to customers (see Note 11. Employee Benefit Plans).

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
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $21.6 million, including accretion of $742,000 for the six months ended March 31, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of March 31, 2009 (see Note 12. Asset Retirement Obligations).

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

As described in Note 1, General, NJR adopted the provisions of SFAS 161, which requires enhanced disclosures surrounding derivative activities. The additional quantitative and qualitative disclosures are included throughout this note. For a more detailed discussion of the Company’s fair value policies and level disclosures please see Note 5, Fair Value Measurements.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009:

		Fair Value
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS 133:

NJNG:
Financial derivative commodity contracts	Derivatives - Current	$12,229	$108,207
	Derivatives - Noncurrent	—	3,078
NJRES:
Physical forward commodity contracts	Derivatives - Current	28,345	16,071
	Derivatives - Noncurrent	6,631	31
Financial derivative commodity contracts	Derivatives - Current	210,557	160,402
	Derivatives - Noncurrent	14,309	9,697
NJR Energy:
Financial derivative commodity contracts	Derivatives - Current	1,180	575
	Derivatives - Noncurrent	1,951	232
Total fair value of derivatives		$275,202	$298,293

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

Gains (losses) at NJRES and NJR Energy included as a component of Gas purchases and Operating revenues, as noted below, for the three months ended March 31, 2009 are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS 133:

NJRES:
Physical commodity contracts	Operating revenues	$8,039
Physical commodity contracts	Gas purchases	8,926
Financial derivatives	Gas purchases	32,157
Subtotal NJRES		49,122
NJR Energy:
Financial derivatives	Operating revenues	(10,010)
Total NJRES and NJR Energy unrealized and realized gains		$39,112

NJNG’s financial derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

As of March 31, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
NJNG	Futures	16.8
	Swaps	(0.3)
	Options	10.4
NJRES	Futures	(6.7)
	Swaps	(39.5)
	Options	3.6
	Physical	70.4
NJR Energy	Swaps	3.8

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, exchange-traded contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	March 31, 2009	September 30, 2008
NJNG broker margin deposit	Broker margin - Current Assets	$104,497	$41,277
NJRES broker margin (liability)	Broker margin - Current Liabilities	$(26,746)	$(29,072)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2009. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed by the Company, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

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

5.	FAIR VALUE MEASUREMENTS

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS 157 did not have any impact on NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:
Physical forward commodity contracts	$—	$34,974	$2	$34,976
Financial derivative contracts	195,837	44,389	—	240,226
Available for sale securities (1)	7,805	—	—	7,805
Other assets	1,284	—	—	1,284
Total assets at fair value	$204,926	$79,363	$2	$284,291

LIABILITIES:
Physical forward commodity contracts	$—	$16,102	$—	$16,102
Financial derivative contracts	240,245	41,946	—	282,191
Other liabilities	1,284	—	—	1,284
Total liabilities at fair value	$241,529	$58,048	$—	$299,577
(1)	Included in Investments in equity investees and other in the Unaudited Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of March 31, 2009, is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Six Months Ended
Beginning balance	$123	$937
Total gains realized and unrealized(1)	79	320
Purchases, sales, issuances and settlements, net	(200)	(772)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$2	$2

Net unrealized gains included in net income relating to
derivatives still held at March 31, 2009	$2	$2
(1)
Gains recognized in Operating revenues and Gas purchases for the three months ended March 31, 2009 are $77,000 and $2,000, respectively and for the six months ended March 31, 2009 are $77,000 and $243,000, respectively.

NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities during fiscal 2010.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees and other include the following investments:

(Thousands)	March 31, 2009	September 30, 2008
Steckman Ridge	$115,085	$84,285
Iroquois	25,849	23,604
Other	7,805	8,092
Total	$148,739	$115,981

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

The following tables are summarized financial information for Iroquois:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions)	2009	2008	2009	2008
Operating revenues	$51.0	$44.7	$92.8	$83.5
Operating income	$30.3	$26.1	$52.0	$45.3
Net income	$14.4	$11.5	$23.9	$19.0

(Millions)	March 31, 2009	September 30, 2008
Current assets	$65.1	$64.2
Noncurrent assets	$775.1	$729.2
Current liabilities	$62.5	$39.3
Noncurrent liabilities	$335.3	$348.9

7.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share amounts)	2009	2008	2009	2008
Net income, as reported	$31,988	$21,474	$60,260	$47,748
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,305	41,840	42,238	41,758
Basic earnings per common share	$0.76	$0.51	$1.43	$1.14
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,305	41,840	42,238	41,758
Incremental shares (1)	388	259	360	260
Weighted average shares of common stock outstanding–diluted (2)	42,693	42,099	42,598	42,018
Diluted earnings per common share	$0.75	$0.51	$1.41	$1.14
(1)	Incremental shares consist of stock options, stock awards and performance units.
(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 2009 and March 2008.

8.	DEBT

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities which require annual commitment fees, and NJRES’ committed facility that does not require a commitment fee, are as follows:

	March 31,	September 30,
(Thousands)	2009	2008
NJR
Long - term debt	$50,000	$75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding under bank credit facilities at end of period
Notes payable to banks	—	$32,700
Weighted average interest rate at end of period
Notes payable to banks	—	2.46%
NJNG
Long - term debt (1)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding under bank credit facilities at end of period
Commercial paper	$10,000	$145,500
Weighted average interest rate at end of period
Commercial paper	0.34%	2.31%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding under bank credit facilities at end of period
Notes payable to banks	—	—
Weighted average interest rate at end of period
Notes payable to banks	—	—
(1)	Long - term debt excludes lease obligations of $65.1 million and $60.4 million at March 31, 2009 and September 30, 2008, respectively.

9.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
AFUDC – Utility plant	$172	$549	$429	$1,085
Weighted average rate	2.00%	8.31%	3.00%	8.31%

Capitalized interest – Real estate properties and other	$—	$29	$—	$65
Weighted average interest rates	—%	3.86%	—%	4.46%

Capitalized interest – Investments in equity investees and other	$827	$832	$1,670	$1,686
Weighted average interest rates	5.34%	5.63%	5.44%	5.81%

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

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. Accordingly, Other income included $491,000 and $690,000 of interest income related to these SBC program costs for the three months ended March 31, 2009 and 2008, respectively, and $1.1 million and $1.4 million for the six months ended March 31, 2009 and 2008, respectively.

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

Included in Operation and maintenance expense is $506,000 and $798,000 for the three months and $1.2 million and $1.3 million for the six months ended March 31, 2009 and 2008, respectively, related to stock-based compensation. As of March 31, 2009, there remains $3.3 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

11.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$678	$729	$1,356	$1,457	$280	$436	$864	$924
Interest cost	1,937	1,649	3,874	3,297	1,023	810	2,029	1,631
Expected return on plan assets	(2,188)	(2,182)	(4,376)	(4,365)	(351)	(627)	(998)	(1,210)
Recognized actuarial loss	139	276	278	551	215	181	534	443
Prior service cost amortization	14	14	28	28	19	19	39	39
Transition obligation amortization	—	—	—	—	90	89	179	178
Net periodic cost	$580	$486	$1,160	$968	$1,276	$908	$2,647	$2,005

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2009, there were NJR guarantees covering approximately $394 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet. Commitments as of March 31, 2009 for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES:
Natural gas purchases	$256,244	$247,995	$119,000	$123,566	$10,417	$—
Pipeline demand fees	29,342	33,661	20,794	6,924	5,794	5,906
Storage demand fees	20,914	27,629	16,082	10,616	4,020	2,025
Sub-total NJRES	$306,500	$309,285	$155,876	$141,106	$20,231	$7,931
NJNG:
Natural gas purchases	$84,699	$31,218	$1,644	$—	$—	$—
Pipeline demand fees	29,213	77,972	80,143	73,895	72,917	320,849
Storage demand fees	10,940	20,575	14,473	8,993	8,297	4,735
Sub-total NJNG	$124,852	$129,765	$96,260	$82,888	$81,214	$325,584
Total	$431,352	$439,050	$252,136	$223,994	$101,445	$333,515

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions)	2009	2008	2009	2008
NJRES	$28.9	$30.3	$57.8	$57.9
NJNG	22.3	19.5	42.8	38.2
Total	$51.2	$49.8	$100.6	$96.1

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	BUSINESS SEGMENT DATA AND OTHER OPERATIONS DATA

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

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $41.4 million and at Retail and Other of $240,000, is detailed below.

	(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating Revenues
Natural Gas Distribution	$469,261	$476,818	$810,169	$761,178
Energy Services	472,763	687,912	935,857	1,208,123
Segment subtotal	942,024	1,164,730	1,746,026	1,969,301
Retail and Other	(2,350)	12,859	(5,004)	19,490
Intersegment revenues (1)	(2,158)	(44)	(2,202)	(108)
Total	$937,516	$1,177,545	$1,738,820	$1,988,683
Depreciation and Amortization
Natural Gas Distribution	$7,291	$9,332	$14,452	$18,565
Energy Services	51	53	102	106
Segment subtotal	7,342	9,385	14,554	18,671
Retail and Other	166	132	315	249
Total	$7,508	$9,517	$14,869	$18,920
Interest Income (2)
Natural Gas Distribution	$504	$1,408	$1,162	$2,610
Energy Services (3)	210	64	337	171
Segment subtotal	714	1,472	1,499	2,781
Retail and Other	13	71	19	126
Intersegment interest income (1)	(209)	—	(319)	—
Total	$518	$1,543	$1,199	$2,907
Interest Expense, net of capitalized interest
Natural Gas Distribution	$4,204	$5,376	$10,664	$11,495
Energy Services (3)	85	887	171	1,764
Segment subtotal	4,289	6,263	10,835	13,259
Retail and Other	139	429	250	1,243
Intersegment interest expense (1)	(209)	—	(319)	—
Total	$4,219	$6,692	$10,766	$14,502
Income Tax Provision (Benefit)
Natural Gas Distribution	$24,767	$21,115	$38,103	$31,160
Energy Services	(3,072)	(13,987)	3,760	(8,048)
Segment subtotal	21,695	7,128	41,863	23,112
Retail and Other	(4,057)	2,500	(8,421)	2,283
Total	$17,638	$9,628	$33,442	$25,395
Net Financial Earnings
Natural Gas Distribution	$41,588	$34,170	$64,662	$50,840
Energy Services	31,078	43,517	40,461	62,609
Segment subtotal	72,666	77,687	105,123	113,449
Retail and Other	(238)	311	(217)	856
Total	$72,428	$77,998	$104,906	$114,305
(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2)	Included in Other income in the Unaudited Condensed Consolidated Statement of Income
(3)	Amounts have been restated to reflect gross interest income and interest expense, which were previously netted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and six months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008
Consolidated Net Financial Earnings	$72,428	$77,998	$104,906	$114,305
Less:
Unrealized loss from derivative instruments, net of taxes	25,763	72,305	31,879	76,427
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	14,677	(15,781)	12,767	(9,870)
Consolidated Net Income	$31,988	$21,474	$60,260	$47,748

The company uses derivative instruments as economic hedges of purchases and sales of physical gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of gas related to physical gas flow is recognized as the gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical gas flows. Timing differences occur in two ways:

●	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to physical gas inventory flows; and

●	Unrealized gains and losses of prior periods are reclassified as realized gains and losses when derivatives are settled in the same period as physical gas inventory movements occur.

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

The Company’s assets for the various business segments and business operations are detailed below:

	March 31,	September 30,
(Thousands)	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,743,326	$1,761,964
Energy Services	452,639	699,897
Segment Subtotal	2,195,965	2,461,861
Retail and Other	275,847	231,551
Intercompany Assets (1)	(18,085)	(58,115)
Total	$2,453,727	$2,635,297
(1)  Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES’ assets decreased 35.3 percent from September 30, 2008 to March 31, 2009 due primarily to lower inventory values as resulting from a decline in commodity prices. Retail and Other’s assets increased 19 percent during the current fiscal period largely as a result of higher cash balances at NJR as well as an increase in NJR’s investment in Steckman Ridge.

For the six months ended March 31, 2009, NJRES had one customer who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

16.	OTHER

At March 31, 2009, there were 42,313,293 shares of common stock outstanding and the book value per share was $18.23.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company's unaudited condensed consolidated statements for the three and six months ended March 31, 2009 and 2008, as discussed in Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1.

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

Net income by business segment and business operations for the three and six months ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2009		2008		2009		2008
Net income (loss)
Natural Gas Distribution	$41,588	130%	$34,170	159%	$64,662	107%	$50,840	106%
Energy Services	(4,540)	(14)	(17,008)	(79)	6,342	11	(7,769)	(16)
Retail and Other	(5,060)	(16)	4,312	20	(10,744)	(18)	4,677	10
Total	$31,988	100%	$21,474	100%	$60,260	100%	$47,748	100%

Assets by business segment and business operations are as follows:

(Thousands)	March 31, 2009		September 30, 2008
Assets
Natural Gas Distribution	$1,743,326	71%	$1,761,964	67%
Energy Services	452,639	18	699,897	26
Retail and Other	275,847	12	231,551	9
Intercompany Assets (1)	(18,085)	(1)	(58,115)	(2)
Total	$2,453,727	100%	$2,635,297	100%
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

Included in Net income in the table on the previous page for the six-month period ended March 31, 2009 and 2008 are unrealized (losses) in the Energy Services segment of $(21.4) million and $(80.2) million, after taxes, respectively and realized (losses)/gains of $(12.8) and $9.9 million, after taxes, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory.

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

Effective October 1, 2008, NJR began applying the provisions of SFAS 157 Fair Value Measurement (see Note 6, Fair Value Measurements). As a result of the adoption of SFAS 157, NJR implemented procedures to evaluate its own credit profile to determine an appropriate valuation adjustment to the recorded amount of its derivative liabilities. NJR uses historical default probabilities corresponding to Standard and Poor’s issuer ratings and considers conditions in the credit markets to further adjust the valuation, when deemed appropriate, based on the change in a market index that tracks the credit default swaps of investment grade companies.

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

Results of Operations

Consolidated

Net income for the three-month period ended March 31, 2009 increased by 49 percent to $32 million, compared with $21.5 million for the same period last fiscal year. Basic EPS increased 49 percent to $0.76 compared with $0.51 for the same period last fiscal year, and diluted EPS increased 47.1 percent to $0.75 compared with $0.51 for the same period last fiscal year.

Net income for the six-month period ended March 31, 2009, increased 26.2 percent to $60.3 million, compared with $47.7 million for the same period last fiscal year. Basic EPS increased 25.4 percent to $1.43, compared with $1.14 for the same period last fiscal year, and diluted EPS increased 23.7 percent to $1.41, compared with $1.14 for the same period last fiscal year.

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

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2009	2008	% Change	2009	2008	% Change
Operating revenues	$937,516	$1,177,545	(20.4)%	$1,738,820	$1,988,683	(12.6)%
Gas purchases	$787,918	$1,050,752	(25.0)%	$1,459,008	$1,742,084	(16.2)%

Operating revenues decreased $240.0 million and Gas purchases decreased $262.8 million in the three months ended March 31, 2009, compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $215.1 million and Gas purchases of $236.8 million at NJRES due primarily to lower average natural gas prices and lower sales volumes;

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended March 31, 2009, Operating revenues decreased $249.9 million and Gas purchases decreased $283.1 compared with the same period of the prior fiscal year due primarily to:

•
a decrease in Operating revenues of $272.3 million and Gas purchases of $297.3 million at NJRES and a decrease in Operating revenues of $24.5 million at Retail and Other due to $24.4 million of unrealized losses at NJR Energy due primarily to the same factors noted above; partially offset by

•
an increase in Operating revenues of $49.0 million and Gas purchases of $16.4 million at NJNG due primarily to an increase in firm sales as a result of colder weather during the current fiscal period, partially offset by higher credits extended to customers during fiscal 2009 in comparison to the BGSS refunds given to customers during fiscal 2008. In addition, operating revenues were favorably impacted by the base rate increase, while improved incentive program margins contributed to the decrease in Gas purchases.

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

NJNG’s unaudited financial results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Utility Gross Margin
Operating revenues	$469,261	$476,818	$810,169	$761,178
Less:
Gas purchases	314,091	337,988	544,543	528,136
Energy and other taxes	29,791	27,744	51,378	44,106
Regulatory rider expense	20,744	17,788	34,305	29,954
Total Utility Gross Margin	104,635	93,298	179,943	158,982
Operation and maintenance expense	26,836	23,901	51,786	47,780
Depreciation and amortization	7,291	9,332	14,452	18,565
Other taxes not reflected in utility gross margin	977	854	1,988	1,824
Operating Income	69,531	59,211	111,717	90,813
Other income	1,028	1,450	1,712	2,682
Interest charges, net of capitalized interest	4,204	5,376	10,664	11,495
Income tax provision	24,767	21,115	38,103	31,160
Net Income	$41,588	$34,170	$64,662	$50,840

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

•
an increase in Operating revenue and Gas purchases related to total firm sales in the amount of $31.2 million and $20.5 million, respectively, as a result of an increase in BGSS base rates and rates associated with riders; and

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulatory rider expenses are calculated on a per-therm basis and totaled $20.7 million and $17.8 million for the three month periods ended March 31, 2009 and 2008, respectively, and $34.3 million and $30.0 million for the six month periods ended March 31, 2009 and 2008, respectively. The increase was due primarily to an increase in firm throughput of 2.5 Bcf for the three months and 3.7 Bcf for the six months ended March 31, 2009, as compared with the three and six months ended March 31, 2008, respectively, as a result of the previously mentioned colder weather coupled with an increase in the SBC rate.

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

NJNG had 12,461 and 10,181 residential customers and 5,420 and 5,112 commercial customers using its transportation service at March 31, 2009 and 2008, respectively. The increase in transportation customers for the period ended March 31, 2009, was due primarily to an increase in marketing activity by third party natural gas service providers in NJNG’s service territory.

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

Operating Results

NJRES’ unaudited financial results are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating revenues	$472,763	$687,912	$935,857	$1,208,123
Gas purchases	475,989	712,764	916,666	1,213,948
Gross Margin (Loss)	(3,226)	(24,852)	19,191	(5,825)
Operation and maintenance expense	3,868	5,026	8,228	7,866
Depreciation and amortization	51	53	102	106
Other taxes	596	199	925	408
Operating (Loss) Income	(7,741)	(30,130)	9,936	(14,205)
Other income	214	22	337	152
Interest expense	85	(887)	171	(1,764)
Income tax (benefit) provision	(3,072)	(13,987)	3,760	(8,048)
Net (Loss) Income	$(4,540)	$(17,008)	$6,342	$(7,769)

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Gross margin for the three months ended March 31, 2009 increased by $21.6 million, as compared with the same period in the last fiscal year, due primarily to lower unrealized losses during the current fiscal period partially offset by an increase in certain realized losses as described below. The combination of these changes in values generated a net favorable variance of $39.7 million in overall values on its financial and physical commodity contracts compared to the same period during fiscal 2008.

NJRES’ results during the quarter ended March 31, 2009 were impacted by the continuing decline in the price of natural gas resulting in realized losses of $(24.1) million compared to gains of $26.7 million during the same fiscal period in the prior year. The realized gains/(losses) pertain to the settlement of certain purchased futures and fixed swap contracts which economically hedge planned natural gas purchases. The losses incurred during the current fiscal period resulted from a lower settlement price as compared to the original hedge price (or trade price). Conversely, the fiscal 2008 period was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

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

In addition, NJRES had unrealized losses of $(34.3) million and $(124.8) million during the three months ended March 31, 2009 and 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. The unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date, respectively. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the improved margin resulting from the lower net losses discussed above, was a decrease in storage spreads during the current fiscal period, as further discussed in the Financial margin sections below.

Gross margin for the six months ended March 31, 2009 increased by $25 million, as compared with the same period in the last fiscal year, due primarily to an increase of $58.9 million in overall values on its financial and physical commodity contracts, offset by lower margin of $33.9 million primarily related to a decrease in storage spreads and the expiration of a favorable transportation contract as described further in the Financial Margin section below.

The decline in commodity prices discussed above also impacted NJRES’ realized and unrealized gains/(losses) during the fiscal 2009 and 2008 six month periods. As a result, included in NJRES’ gross margin for the current six month period ended March 31, 2009, were realized losses of $(19.8) million compared to gains of $16.6 million during the same period in fiscal 2008. In addition, NJRES recognized net unrealized losses of $(36.2) million and $(131.5) million during the six months ended March 31, 2009 and 2008, respectively, due primarily to the change in values related to its short financial derivative contracts.

Non-GAAP measures

Additionally, management of the Company uses non-GAAP measures when viewing the results of NJRES to monitor the operational results without the impact of unsettled and certain settled derivative instruments. These non-GAAP measures are “financial margin” and “net financial earnings.”

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a computation of financial margin of NJRES:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating revenues	$472,763	$687,912	$935,857	$1,208,123
Less: Gas purchases	475,989	712,764	916,666	1,213,948
Add:
Unrealized loss on derivative instruments	34,348	124,809	36,165	131,498
Effects of economic hedging related to natural gas inventory and certain demand fees	24,072	(26,653)	19,797	(16,619)
Financial Margin	$55,194	$73,304	$75,153	$109,054

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating (Loss)	$(7,741)	$(30,130)	$9,936	$(14,205)
Add:
Operation and maintenance expense	3,868	5,026	8,228	7,866
Depreciation and amortization	51	53	102	106
Other taxes	596	199	925	408
Subtotal – Gross Margin (Loss)	(3,226)	(24,852)	19,191	(5,825)
Add:
Unrealized loss on derivative instruments	34,348	124,809	36,165	131,498
Effects of economic hedging related to natural gas inventory and certain demand fees	24,072	(26,653)	19,797	(16,619)
Financial Margin	$55,194	$73,304	$75,153	$109,054

A reconciliation of Net loss to Net financial earnings is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Net (Loss)	$(4,540)	$(17,008)	$6,342	$(7,769)
Add:
Unrealized loss on derivative instruments, net of taxes	20,941	76,306	21,352	80,248
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	14,677	(15,781)	12,767	(9,870)
Net Financial Earnings	$31,078	$43,517	$40,461	$62,609

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

Retail and Other Operations

The unaudited consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Operating (Losses) Revenues	$(2,350)	$12,859	$(5,004)	$19,490
Operation and maintenance expense	$6,712	$5,678	$13,862	$11,138
Equity in earnings, net of tax	$787	$746	$1,301	$1,170
Net (Loss) Income	$(5,060)	$4,312	$(10,744)	$4,677

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

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2009	2008	2009	2008
Net (loss) income	$(5,060)	$4,312	$(10,744)	$4,677
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	4,822	(4,001)	10,527	(3,821)
Net financial earnings	$(238)	$311	$(217)	$856

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

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options that were granted under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares. NJR issued approximately 301,000 shares related to the DRP and exercised options during the six months ended March 31, 2008.

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

As of March 31, 2009, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $589 million available under these facilities (see Note 8. Debt).

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

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$535,416	$17,475	$52,887	$32,200	432,854
Capital lease obligations (1)	88,322	9,748	22,687	16,038	39,849
Operating leases (1)	13,731	3,590	5,278	3,291	1,572
Short-term debt	10,000	10,000	—	—	—
New Jersey Clean Energy Program (1)	41,651	10,589	22,516	8,546	—
Construction obligations	2,730	2,730	—	—	—
Remediation expenditures (2)	120,230	13,360	41,070	22,200	43,600
Natural gas supply purchase obligations–NJNG	117,561	106,211	11,350	—	—
Demand fee commitments–NJNG	723,001	89,888	185,584	162,403	285,126
Natural gas supply purchase obligations–NJRES	757,222	443,198	244,053	69,971	—
Demand fee commitments–NJRES	183,707	85,432	72,406	19,837	6,032
Total contractual cash obligations	$2,593,571	$792,221	$657,831	$334,486	$809,033
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated.
(3)
As of March 31,2009, we had a liability for unrecognized tax benefits of $6.5 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized tax benefits. See Note 13 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

A summary of the primary factors that contributed to the increase in operating cash flows during the six months ended March 31, 2009, as compared with the prior fiscal period is as follows:

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

•
lower NJRES payable balances primarily related to a greater decrease in the cost of purchases during the current fiscal period compared to  fiscal 2008 partially offset by an increase in volumes purchased during fiscal 2008.

NJNG’s MGP expenditures are currently expected to total $13.3 million in fiscal 2009 (see Note 14. Commitments and Contingent Liabilities).

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to March 31, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2009
NJNG	$(49,610)	$(70,373)	$(20,928)	$(99,055)
NJRES	89,571	98,493	133,297	54,767
NJR Energy	20,190	(20,366)	(2,499)	2,323
Total	$60,151	$7,754	$109,870	$(41,965)

There were no changes in methods of valuations during the quarter ended March 31, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at March 31, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$(61,928)	$9,368	$(2,945)	—	$(55,505)
Price based on other external data	9,081	4,423	36	—	13,540
Total	$(52,847)	$13,791	$(2,909)	—	$(41,965)

The following is a summary of financial derivatives by type as of March 31, 2009:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	16.8	$3.73 - $9.19	$(91,546)
	Swaps	(0.3)	$3.71 - $4.62	(7,771)
	Options	10.4	$4.00 - $9.51	262
NJRES	Futures	(6.7)	$3.65 - $10.98	24,876
	Swaps	(39.5)	$3.63 - $12.46	29,820
	Options	3.6	$3.50 - $3.80	71
NJR Energy	Swaps	3.8	$3.41 - $ 4.44	2,323
Total				$(41,965)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to March 31, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2009
NJRES	$1,714	$16,976	$(183)	$18,873

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

In addition, in conjunction with the filing of this amended Form 10-Q/A, as a result of the restatement described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted a re-evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Management, in consultation with the Audit Committee, has concluded that the restatement errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the original filing, which has since been remediated.

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

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2008, and is set forth in Part I, Item 1, Note 14, Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter March 31, 2009, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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