Form 10-Q/A
period 2009-06-30
NEW JERSEY RESOURCES CORP
filed 2009-11-25
CIK 356309

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

EXPLANATORY NOTE

Overview

New Jersey Resources Corporation (the “Company”)  is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 5, 2009, to amend and restate our unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2009 and 2008 and for the condensed consolidated balance sheets as of June 30, 2009 and September 30, 2008 to correct an error related to the accounting for park and loan transactions executed through the Company’s unregulated subsidiary, NJR Energy Services (NJRES).

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

The Company is also filing amended Quarterly Reports on Form 10-Q/A for the quarters ended, December 31, 2008 and March 31, 2009 to correct the errors described above.

The Company originally filed its Form 10-Q with the Securities and Exchange Commission on August 5, 2009, and therefore, had initially evaluated subsequent events through that date.  All of the information in this Form 10-Q/A is as of November 24 2009 and management has determined that there are no other subsequent events to be reported other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:
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

This Form 10-Q/A amends or updates any other information set forth in the Form 10-Q including updated disclosures contained therein as applicable to reflect any events that occurred at a date subsequent to the filing of the originally filed Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share data)	2009	2008	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)

OPERATING REVENUES	$441,052	$1,000,439	$2,179,872	$2,989,122

OPERATING EXPENSES
Gas purchases	400,487	974,677	1,859,495	2,716,761
Operation and maintenance	38,436	34,187	112,209	100,971
Regulatory rider expenses	6,280	5,925	40,585	35,879
Depreciation and amortization	7,880	9,680	22,749	28,600
Energy and other taxes	11,739	10,711	67,353	58,245
Total operating expenses	464,822	1,035,180	2,102,391	2,940,456
OPERATING (LOSS) INCOME	(23,770)	(34,741)	77,481	48,666
Other income	1,179	237	3,095	3,305
Interest expense, net of capitalized interest	5,187	5,182	15,953	19,684
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(27,778)	(39,686)	64,623	32,287
Income tax (benefit) provision	(12,146)	(14,379)	21,296	11,015
Equity in earnings of affiliates, net of tax	1,477	378	2,778	1,548
NET (LOSS) INCOME	$(14,155)	$(24,929)	$46,105	$22,820

(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.34)	$(0.59)	$1.09	$0.55
DILUTED	$(0.34)	$(0.59)	$1.08	$0.54

DIVIDENDS PER COMMON SHARE	$0.31	$0.28	$0.93	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,049	41,949	42,175	41,822
DILUTED	42,049	41,949	42,547	42,037

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended June 30,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,105	$22,820
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	65,160	84,498
Depreciation and amortization	23,417	29,369
Allowance for funds (equity) used during construction	(233)	—
Allowance for bad debt expense	5,015	3,104
Deferred income taxes	12,732	(10)
Manufactured gas plant remediation costs	(12,280)	(13,263)
Equity in earnings from investments, net of distributions	3,858	388
Cost of removal – asset retirement obligations	(508)	(888)
Contributions to employee benefit plans	(1,768)	(521)
Changes in:
Components of working capital	243,048	(25,561)
Other noncurrent assets	(23,611)	17,596
Other noncurrent liabilities	(10,251)	26,763
Cash flows from operating activities	350,684	144,295
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(51,169)	(51,472)
Real estate properties and other	(356)	(888)
Cost of removal	(4,014)	(5,775)
Investments in equity investees	(41,343)	(16,595)
Release from restricted cash construction fund	4,200	—
Cash flows used in investing activities	(92,682)	(74,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,327	13,072
Proceeds from long-term debt	—	125,000
Tax benefit from stock options exercised	993	677
Proceeds from sale-leaseback transaction	6,268	7,485
Payments of long-term debt	(58,860)	(3,977)
Purchases of treasury stock	(17,757)	(11,040)
Payments of common stock dividends	(37,977)	(33,451)
Net payments from short-term debt	(129,600)	(146,579)
Cash flows used in financing activities	(223,606)	(48,813)
Change in cash and temporary investments	34,396	20,752
Cash and temporary investments at beginning of period	42,626	5,140
Cash and temporary investments at end of period	$77,022	$25,892
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$97,642	$(214,552)
Inventories	260,883	37,233,
Recovery of gas costs	58,836	(18,037)
Gas purchases payable	(144,528)	246,495
Prepaid and accrued taxes	37,792	21,075
Accounts payable and other	2,271	(8,871)
Restricted broker margin accounts	(27,814)	(73,016)
Customers’ credit balances and deposits	(43,162)	(11,632)
Other current assets	1,128	(4,256)
Total	$243,048	$(25,561)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$13,498	$17,972
Income taxes	$12,685	$25,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30,	September 30,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,418,320	$1,366,237
Real estate properties and other, at cost	30,163	29,808
	1,448,483	1,396,045
Accumulated depreciation and amortization	(399,005)	(378,759)
Property, plant and equipment, net	1,049,478	1,017,286

CURRENT ASSETS
Cash and temporary investments	77,022	42,626
Customer accounts receivable
Billed	126,128	227,132
Unbilled revenues	9,739	9,417
Allowance for doubtful accounts	(6,555)	(4,580)
Regulatory assets	6,318	51,376
Gas in storage, at average cost	206,413	467,537
Materials and supplies, at average cost	5,351	5,110
Prepaid state taxes	35,660	37,271
Derivatives, at fair value	164,560	227,224
Restricted broker margin accounts	49,204	41,277
Deferred taxes	17,882	—
Other	30,990	15,181
Total current assets	722,712	1,119,571

NONCURRENT ASSETS
Investments in equity investees	156,311	115,981
Regulatory assets	359,876	340,670
Derivatives, at fair value	13,345	24,497
Restricted cash construction fund	—	4,200
Other	11,577	13,092
Total noncurrent assets	541,109	498,440
Total assets	$2,313,299	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30,	September 30,
(Thousands)	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)
CAPITALIZATION
Common stock equity	$735,496	$728,068
Long-term debt	457,671	455,117
Total capitalization	1,193,167	1,183,185

CURRENT LIABILITIES
Current maturities of long-term debt	5,995	60,119
Short-term debt	48,600	178,200
Gas purchases payable	179,072	323,600
Accounts payable and other	49,229	61,735
Dividends payable	13,004	11,776
Deferred and accrued taxes	47,088	24,720
Regulatory liabilities	30,842	—
New Jersey clean energy program	10,805	3,056
Derivatives, at fair value	151,365	146,320
Restricted broker margin accounts	9,185	29,072
Customers’ credit balances and deposits	20,294	63,455
Total current liabilities	565,479	902,053

NONCURRENT LIABILITIES
Deferred income taxes	233,598	240,414
Deferred investment tax credits	6,951	7,192
Deferred revenue	7,828	9,090
Derivatives, at fair value	9,000	25,016
Manufactured gas plant remediation	120,230	120,730
Postemployment employee benefit liability	55,795	52,272
Regulatory liabilities	58,634	63,419
New Jersey clean energy program	29,155	—
Asset retirement obligation	25,021	24,416
Other	8,441	7,510
Total noncurrent liabilities	554,653	550,059
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$2,313,299	$2,635,297

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008
	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)	As Restated (See Note 2)

Net (loss) income	$(14,155)	$(24,929)	$46,105	$22,820
Other comprehensive (loss) income
Unrealized (loss) gain on available for sale securities, net of tax of $10, $(206), $74 and $(235), respectively (1)	(14)	296	(106)	336
Net unrealized (loss) on derivatives, net of tax of $16, $3, $50 and $64, respectively	(23)	(42)	(71)	(92)
Other comprehensive income	(37)	254	(177)	244
Comprehensive income	$(14,192)	$(24,675)	$45,928	$23,064
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

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

Subsequent Events

The Company evaluates subsequent events through the date it issues its financial statements. Accordingly, for the period ended June 30, 2009, events occurring between June 30, 2009 and November 24, 2009, have been reviewed to determine appropriate recognition and disclosures. See Note 3, Regulation, for subsequent events disclosures.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	June 30,		September 30,
(Thousands)	2009		2008
NJNG	$11,211	9%	$21,398	9%
NJRES	106,431	84	198,902	88
NJRHS and other	8,486	7	6,832	3
Total	$126,128	100%	$227,132	100%

Accounts receivable decreased during the nine months ended June 30, 2009, due primarily to the impact of lower commodity prices on NJRES’ receivables.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	June 30,		September 30,
	2009		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$113,480	14.2	$189,828	22.1
NJRES	92,933	28.1	277,709	27.6
Total	$206,413	42.3	$467,537	49.7

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

SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of SFAS 157 did not have a material impact on NJR’s financial position or results of operations. See Note 5, Fair Value, for more information on the adoption of SFAS 157, as well as the required disclosures.

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

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. NJR adopted the provisions of FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. As it is a disclosure only standard, it had no impact on the Company’s statement of financial position or results of operations. See Note 5, Fair Value, for more information on the required disclosures.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, including the date through which financial statements may be reissued. In addition, SFAS 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events. As SFAS 165 is effective for interim or annual periods ending after June 15, 2009, NJR adopted its provisions effective June 30, 2009. There was no impact to NJR’s statement of financial position or results of operations as a result of the adoption.

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

To correct this accounting error, the Company is restating, herein, the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2009 and 2008 and condensed consolidated balance sheets as of June 30, 2009 and September 30, 2008.

EFFECTS OF RESTATEMENT

The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$400,783	$(296)	$400,487	$945,629	$29,048	$974,677
Total operating expenses	$465,118	$(296)	$464,822	$1,006,132	$29,048	$1,035,180
Operating (Loss) Income	$(24,066)	$296	$(23,770)	$(5,693)	$(29,048)	$(34,741)
(Loss) Income before income taxes and equity in earnings of affiliates	$(28,074)	$296	$(27,778)	$(10,638)	$(29,048)	$(39,686)
Income tax (benefit) provision	$(12,262)	$116	$(12,146)	$(2,663)	$(11,716)	$(14,379)
Net (Loss) Income	$(14,335)	$180	$(14,155)	$(7,597)	$(17,332)	$(24,929)
Basic (loss) earnings per share	$(0.34)	—	$(0.34)	$(0.18)	$(0.41)	$(0.59)
Diluted (loss) earnings per share	$(0.34)	—	$(0.34)	$(0.18)	$(0.41)	$(0.59)
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$1,881,058	$(21,563)	$1,859,495	$2,696,248	$20,513	$2,716,761
Total operating expenses	$2,123,954	$(21,563)	$2,102,391	$2,919,943	$20,513	$2,940,456
Operating (Loss) Income	$55,918	$21,563	$77,481	$69,179	$(20,513)	$48,666
(Loss) Income before income taxes and equity in earnings of affiliates	$43,060	$21,563	$64,623	$52,800	$(20,513)	$32,287
Income tax (benefit) provision	$12,880	$8,416	$21,296	$19,225	$(8,210)	$11,015
Net (Loss) Income	$32,958	$13,147	$46,105	$35,123	$(12,303)	$22,820
Basic (loss) earnings per share	$0.78	$0.31	$1.09	$0.84	$(0.29)	$0.55
Diluted (loss) earnings per share	$0.77	$0.31	$1.08	$0.84	$(0.29)	$0.54
Note:  Amounts may not cross foot due to rounding

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$32,958	$13,147	$46,105	$35,123	$(12,303)	$22,820
Unrealized (gain) loss on derivatives	$46,798	$18,362	$65,160	$75,095	$9,403	$84,498
Deferred income taxes	$4,316	$8,416	$12,732	$8,203	$(8,213)	$(10)
Components of working capital	$282,973	$(39,925)	$243,048	$(34,761)	$9,200	$(25,561)
Other non-current liabilities	$(23,611)	—	$(23,611)	$24,850	$1,913	$26,763
Inventories	$279,693	$(18,811)	$260,882	$73,666	$(36,433)	$37,233
Gas purchases payable	$(122,271)	$(22,256)	$(144,527)	$199,407	$47,088	$246,495
Other current assets	$(14)	$1,142	$1,128	$(2,801)	$(1,455)	$(4,256)
Total working capital	$282,973	$(39,925)	$243,048	$(34,761)	$9,200	$(25,561)
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)			(Audited)
	June 30,			September 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas in storage, at average cost	$198,615	$7,798	$206,413	$478,549	$(11,012)	$467,537
Derivatives (current), at fair value	$164,401	$159	$164,560	$208,703	$18,521	$227,224
Other (current)	$29,736	$1,254	$30,990	$12,785	$2,396	$15,181
Total current assets	$713,501	$9,211	$722,712	$1,109,666	$9,905	$1,119,571
Total assets	$2,304,088	$9,211	$2,313,299	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

CAPITALIZATION AND LIABILITIES
	(Unaudited)			(Audited)
	June 30,			September 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Common stock equity	$721,239	$14,257	$735,496	$726,958	$1,110	$728,068
Total capitalization	$1,178,910	$14,257	$1,193,167	$1,182,075	$1,110	$1,183,185
Gas purchases payable	$193,245	$(14,173)	$179,072	$315,516	$8,084	$323,600
Total current liabilities	$579,652	$(14,173)	$565,479	$893,969	$8,084	$902,053
Deferred income taxes	$224,471	$9,127	$233,598	$239,703	$711	$240,414
Total noncurrent liabilities	$545,526	$9,127	$554,653	$549,348	$711	$550,059
Total capitalization and liabilities	$2,304,088	$9,211	$2,313,299	$2,625,392	$9,905	$2,635,297
Note:  Amounts may not cross foot due to rounding

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net (Loss) Income	$(14,335)	$180	$(14,155)	$(7,597)	$(17,332)	$(24,929)
Comprehensive income	$(14,372)	$180	$(14,192)	$(7,343)	$(17,332)	$(24,675)
Note:  Amounts may not cross foot due to rounding

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2009			2008
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$32,958	$13,147	$46,105	$35,123	$(12,303)	$22,820
Comprehensive income	$32,781	$13,147	$45,928	$35,367	$(12,303)	$23,064
Note:  Amounts may not cross foot due to rounding

3.	REGULATION

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

In December 2008, NJNG provided notice that it would implement a $30 million BGSS-related rate credit that would lower residential and small commercial sales customers’ bills in January and February 2009. This rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change. On February 20, 2009, NJNG provided notice to the BPU that its BGSS-related rate credit would be extended through March 31, 2009, to reduce BGSS charges by an additional $15 million.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2009	September 30, 2008	Recovery Period
Regulatory assets–current
Underrecovered gas costs	$—	$27,994	Less than one year (1)
WNC	129	919	Less than one year (2)
CIP	6,189	22,463	Less than one year (3)
Total current	$6,318	$51,376
Regulatory assets–noncurrent
Remediation costs (Note 14)
Expended, net of recoveries	$84,595	$92,164	(4)
Liability for future expenditures	120,230	120,730	(5)
CIP	155	2,397	(6)
Deferred income and other taxes	12,523	12,726	Various (7)
Derivatives (Note 4)	47,295	49,610	(8)
Postemployment benefit costs (Note 11)	52,322	52,519	(9)
SBC/Clean Energy	42,756	10,524	Various (10)
Total noncurrent	$359,876	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
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
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $22 million, including accretion of $1.1 million for the nine months ended June 30, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of June 30, 2009 (see Note 12. Asset Retirement Obligations).

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

As described in Note 1, General, NJR adopted the provisions of SFAS 161, which requires enhanced disclosures surrounding derivative activities. The additional quantitative and qualitative disclosures are included throughout this note. For a more detailed discussion of the Company’s fair value policies and level disclosures please see Note 5, Fair Value.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009:

		Fair Value
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS 133:

NJNG:
Financial derivative commodity contracts	Derivatives - Current	$15,761	$60,689
	Derivatives - Noncurrent	—	2,368
NJRES:
Physical forward commodity contracts	Derivatives - Current	24,418	17,505
	Derivatives - Noncurrent	5,968	386
Financial derivative commodity contracts	Derivatives - Current	122,368	72,738
	Derivatives - Noncurrent	6,000	6,095
NJR Energy:
Financial derivative commodity contracts	Derivatives - Current	2,013	433
	Derivatives - Noncurrent	1,377	151
Total fair value of derivatives		$177,905	$160,365

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

Gains (losses) recognized at NJRES and NJR Energy since NJR’s adoption of SFAS 161 and included as a component of Operating revenues and Gas purchases, as noted below, for the three and six months ended June 30, 2009, are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS 133:		Three Months Ended	Six Months Ended
		June 30, 2009
NJRES:
Physical commodity contracts	Operating revenues	$8,301	$16,340
Physical commodity contracts	Gas purchases	(882)	8,044
Financial derivatives	Gas purchases	1,757	33,914
Subtotal NJRES		$9,176	58,298
NJR Energy:
Financial derivatives	Operating revenues	62	(9,948)
Total NJRES and NJR Energy unrealized and realized gains		$9,238	$48,350

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

As of June 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
NJNG	Futures	8.4
	Swaps	(0.3)
	Options	11.5
NJRES	Futures	(16.3)
	Swaps	(18.0)
	Options	2.5
	Physical	54.9
NJR Energy	Swaps	3.2

Generally, exchange-traded contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	June 30, 2009	September 30, 2008
NJNG broker margin deposit	Broker margin - Current Assets	$49,204	$41,277
NJRES broker margin (liability)	Broker margin - Current Liabilities	$(9,185)	$(29,072)

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS 157 did not have any impact on NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Physical forward commodity contracts	$—	$30,385	$—	$30,385
Financial derivative contracts	102,568	44,952	—	147,520
Available for sale securities (1)	7,780	—	—	7,780
Other assets	1,365	—	—	1,365
Total assets at fair value	$111,713	75,337	$—	$187,050

Liabilities:
Physical forward commodity contracts	$—	$17,892	$—	$17,892
Financial derivative contracts	107,723	34,750	—	142,473
Other liabilities	1,365	—	—	1,365
Total liabilities at fair value	$109,088	$52,642	$—	$161,730
(1)	Included in Investments in equity investees in the Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of June 30, 2009, is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Nine Months Ended
Beginning balance	$2	$937
Total gains realized and unrealized (1)	—	320
Purchases, sales, issuances and settlements, net	(2)	(774)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$—	$—

Net unrealized gains included in net income relating to derivatives still held at June 30, 2009	$—	$—
(1)	Gains recognized in Operating revenues and Gas purchases for the nine months ended June 30, 2009 are $77,000 and $243,000, respectively.

NJR will prospectively apply the provisions of SFAS 157 to its pension assets and non-financial assets and liabilities during fiscal 2010.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	June 30, 2009	September 30, 2008
Steckman Ridge	$127,994	$84,285
Iroquois	20,537	23,604
Other	7,780	8,092
Total	$156,311	$115,981

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the fair value of such investment recorded in Accumulated other comprehensive income, a component of Common stock equity. Unrealized (losses) gains associated with these equity securities were approximately $(106,000), net of tax of $74,000, and $336,000, net of tax of $(235,000), for the nine months ended June 30, 2009 and 2008, respectively.

The following tables are summarized financial information for Iroquois:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2009	2008	2009	2008
Operating revenues	$52.2	$40.9	$145.0	$124.3
Operating income	$31.0	$20.6	$83.1	$66.0
Net income	$14.1	$8.5	$38.1	$27.5

(Millions)	June 30, 2009	September 30, 2008
Current assets	$196.3	$64.2
Noncurrent assets	$770.0	$729.2
Current liabilities	$235.3	$39.3
Noncurrent liabilities	$264.5	$348.9

7.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share amounts)	2009	2008	2009	2008
Net income, as reported	$(14,155)	$(24,929)	$46,105	$22,820
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,049	41,949	42,175	41,822
Basic earnings per common share	$(0.34)	$(0.59)	$1.09	$0.55
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,049	41,949	42,175	41,822
Incremental shares (1)	—	—	372	215
Weighted average shares of common stock outstanding–diluted	42,049	41,949	42,547	42,037
Diluted earnings per common share (2)	$(0.34)	$(0.59)	$1.08	$0.54
(1)	Incremental shares consist of stock options, stock awards and performance units.
(2)	Incremental shares were not included in the computation of diluted loss per common share for the three months ended June 30, 2009 and 2008, as their effect would have been anti-dilutive.

8.	DEBT

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities, which require annual commitment fees, and NJRES’ committed facility that does not require a commitment fee, are as follows:

	June 30,	September 30,
(Thousands)	2009	2008
NJR
Long - term debt	$50,000	$75,000
Bank credit facilities	$325,000	$325,000
Amount outstanding under bank credit facilities at end of period
Notes payable to banks	$48,600	$32,700
Weighted average interest rate at end of period
Notes payable to banks	0.72%	2.46%
NJNG
Long - term debt (1)	$349,800	$379,800
Bank credit facilities	$250,000	$250,000
Amount outstanding under bank credit facilities at end of period
Commercial paper	—	$145,500
Weighted average interest rate at end of period
Commercial paper	—	2.31%
NJRES
Bank credit facilities	$30,000	$30,000
Amount outstanding under bank credit facilities at end of period
Notes payable to banks	—	—
Weighted average interest rate at end of period
Notes payable to banks	—	—
(1)	Long - term debt excludes lease obligations of $63.8 million and $60.4 million at June 30, 2009 and September 30, 2008, respectively.

9.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

Included in the Condensed Consolidated Balance Sheets are capitalized amounts associated with NJR’s Allowance for funds used during construction, (AFUDC), which are recorded in Utility plant, as well as capitalized interest recorded in Real estate properties and other and Investments in equity investees. Corresponding amounts recognized in Interest expense and Other income, as appropriate, in the Unaudited Consolidated Statements of Income are as follows:

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

On November 11, 2008, the Company granted 106,730 restricted shares that vested immediately. On the same date, the Company also granted 8,481 shares that vested immediately and were issued on November 17, 2008. On January 21, 2009, the members of the Board of Directors were issued 12,000 shares for their annual retainer. On March 11, 2009, the Company granted 46,500 restricted shares two-thirds of which vested on October 1, 2009, and one-third of which may vest on October 1, 2010, subsequent to meeting certain performance milestones. On April 7, 2009, the Company granted 1,500 restricted shares of which fifty percent will vest on April 7, 2010, and the remaining fifty percent will vest on April 7, 2011.

As of June 30, 2009, 2,396,715 and 95,203 shares remain available for future awards to employees and directors, respectively.

Included in Operation and maintenance expense is $929,000 and $750,000 for the three months and $2.1 million and $2 million for the nine months ended June 30, 2009 and 2008, respectively, related to stock-based compensation. As of June 30, 2009, there remains $2.4 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

11.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$678	$728	$2,034	$2,185	$432	$436	$1,296	$1,360
Interest cost	1,937	1,648	5,811	4,945	1,014	810	3,043	2,441
Expected return on plan assets	(2,188)	(2,183)	(6,564)	(6,548)	(499)	(627)	(1,497)	(1,837)
Recognized actuarial loss	138	275	416	826	267	181	801	624
Prior service cost amortization	14	14	42	42	20	19	59	58
Transition obligation amortization	—	—	—	—	89	89	268	267
Net periodic cost	$579	$482	$1,739	$1,450	$1,323	$908	$3,970	$2,913

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2009, for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2009	2010	2011	2012	2013	Thereafter
NJRES:
Natural gas purchases	$154,206	$298,133	$125,513	$127,306	$10,734	$—
Pipeline demand fees	15,727	35,427	20,924	10,106	10,459	31,525
Storage demand fees	10,393	33,728	16,136	10,616	6,405	4,410
Sub-total NJRES	$180,326	$367,288	$162,573	$148,028	$27,598	$35,935
NJNG:
Natural gas purchases	$17,463	$22,987	$1,644	$—	$—	$—
Pipeline demand fees	14,910	77,435	81,927	75,854	74,874	321,797
Storage demand fees	5,477	21,910	18,398	13,310	10,415	6,713
Sub-total NJNG	$37,850	$122,332	$101,969	$89,164	$85,289	$328,510
Total	$218,176	$489,620	$264,542	$237,192	$112,887	$364,445

Costs for storage and pipeline demand fees, included as a component of Gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2009	2008	2009	2008
NJRES	$30.1	$29.1	$87.9	$86.9
NJNG	20.1	17.9	62.9	56.0
Total	$48.6	$47.3	$149.7	$144.4

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

NJR organizes its business based on its products and services as well as regulatory environment.  As a result, the Company chooses to manage the businesses through the following reportable segments and other operations:  the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Retail and Other operations consist of appliance and installation services, commercial real estate development, investments and other corporate activities.

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $55.2 million and at Retail and Other of $356,000 is detailed below.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating Revenues
Natural Gas Distribution	$148,826	$179,511	$958,995	$940,689
Energy Services	283,439	801,628	1,219,296	2,009,751
Segment subtotal	432,265	981,139	2,178,291	2,950,440
Retail and Other	8,832	19,344	3,828	38,834
Intersegment revenues (1)	(45)	(44)	(2,247)	(152)
Total	$441,052	$1,000,439	$2,179,872	$2,989,122
Depreciation and Amortization
Natural Gas Distribution	$7,668	$9,488	$22,120	$28,053
Energy Services	51	50	153	156
Segment subtotal	7,719	9,538	22,273	28,209
Retail and Other	161	142	476	391
Total	$7,880	$9,680	$22,749	$28,600
Interest Income (2)
Natural Gas Distribution	$772	$(91)	$1,934	$2,519
Energy Services (3)	172	68	509	239
Segment subtotal	944	(23)	2,443	2,758
Retail and Other	289	124	308	250
Intersegment interest income (1)	(168)	—	(487)	—
Total	$1,065	$101	$2,264	$3,008
Interest Expense, net of capitalized interest
Natural Gas Distribution	$4,028	$4,146	$14,692	$15,641
Energy Services (3)	73	738	244	2,502
Segment subtotal	4,101	4,884	14,936	18,143
Retail and Other	1,254	298	1,504	1,541
Intersegment interest expense (1)	(168)	—	(487)	—
Total	$5,187	$5,182	$15,953	$19,684
Income Tax Provision (Benefit)
Natural Gas Distribution	$2,369	$3,218	$40,472	$34,378
Energy Services	(14,764)	(22,768)	(11,004)	(30,817)
Segment subtotal	(12,395)	(19,550)	29,468	3,561
Retail and Other	249	5,171	(8,172)	7,454
Total	$(12,146)	$(14,379)	$21,296	$11,015
Net Financial Earnings
Natural Gas Distribution	$4,134	$147	$68,796	$50,987
Energy Services	(4,484)	(5,630)	35,977	56,979
Segment subtotal	(350)	(5,483)	104,773	107,966
Retail and Other	1,596	1,397	1,379	2,253
Total	$1,246	$(4,086)	$106,152	$110,219
(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2)	Included in Other income in the Unaudited Condensed Consolidated Statement of Income
(3)	Amounts have been restated to reflect a reclassification between interest income and interest expense, which were previously netted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and nine months ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008
Consolidated Net Financial Earnings (Loss)	$1,246	$(4,086)	$106,152	$110,219
Less:
Unrealized loss from derivative instruments, net of taxes	6,981	21,428	39,557	97,782
Realized loss (gain) from derivative instruments related to natural gas inventory, net of taxes	8,420	(585)	20,490	(10,383)
Consolidated Net (Loss) Income	$(14,155)	$(24,929)	$46,105	$22,820

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

The Company’s assets for the various business segments and business operations are detailed below:

	June 30,	September 30,
(Thousands)	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,745,411	$1,761,964
Energy Services	374,500	699,897
Segment Subtotal	2,119,911	2,461,861
Retail and Other	215,343	231,551
Intercompany Assets (1)	(21,955)	(58,115)
Total	$2,313,299	$2,635,297
(1)  Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES’ assets decreased 46 percent from September 30, 2008 to June 30, 2009, due primarily to lower inventory values resulting from a decline in commodity prices.

For the nine months ended June 30, 2009, NJRES had one customer who represented more than 10 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	RELATED PARTY TRANSACTIONS

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

17.	OTHER

At June 30, 2009, there were 41,950,253 shares of common stock outstanding and the book value per share was $17.36.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company's unaudited condensed consolidated statements for the three and nine months ended June 30, 2009 and 2008 and for the condensed consolidated balance sheets as of June 30, 2009 and September 30, 2008, as discussed in Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1.

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

Assets by business segment and business operations are as follows:

(Thousands)	June 30, 2009		September 30, 2008
Assets
Natural Gas Distribution	$1,745,411	76%	$1,761,964	67%
Energy Services	374,500	16	699,897	26
Retail and Other	215,343	9	231,551	9
Intercompany Assets (1)	(21,955)	(1)	(58,115)	(2)
Total	$2,313,299	100%	$2,635,297	100%
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

Included in Net income for the nine-month period ended June 30, 2009 and 2008, are unrealized (losses) in the Energy Services segment of $(29.3) million and $(108) million, after taxes, respectively and realized (losses) gains of $(20.5) million and $10.4 million, after taxes, respectively, which are related to derivative instruments that have settled and are designed to economically hedge natural gas that is in storage inventory.

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

Effective October 1, 2008, NJR began applying the provisions of SFAS 157 Fair Value Measurement (see Note 5, Fair Value). As a result of the adoption of SFAS 157, NJR implemented procedures to evaluate its own credit profile to determine an appropriate valuation adjustment to the recorded amount of its derivative liabilities. NJR uses historical default probabilities corresponding to Standard and Poor’s issuer ratings.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Our business segments and operations contributed the following to consolidated net income for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2009		2008		2009		2008
Net income (loss)
Natural Gas Distribution	$4,134	(29)%	$147	(1)%	$68,796	149%	$50,987	223%
Energy Services	(20,170)	142	(32,878)	132	(13,828)	(30)	(40,646)	(178)
Retail and Other	1,881	(13)	7,802	(31)	(8,863)	(19)	12,479	55
Total	$(14,155)	100%	$(24,929)	100%	$46,105	100%	$22,820	100%

Net (loss) for the three-month period ended June 30, 2009, decreased by 43 percent to $(14.2) million, compared with $(24.9) million for the same period last fiscal year. Basic and diluted loss per share decreased 43 percent to $(0.34) compared with $(0.59) for the same period last fiscal year. The decrease in net loss during the three months ended June 30, 2009, was due primarily to a change in the value of storage inventory and derivative contracts at NJRES and lower unrealized losses at Retail and Other as a result of a continuing decline in natural gas commodity prices. Partially offsetting these losses was an increase in margins at NJNG, as a result of the BPU approved increase in its base rates that took effect at the beginning of fiscal 2009.

Net income for the nine-month period ended June 30, 2009, increased 102 percent to $46.1 million, compared with $22.8 million for the same period last fiscal year. Basic and diluted EPS increased 98.2 percent to $1.09, compared with $0.55 and 100 percent to $1.08, compared with $0.54, respectively, for the same period last fiscal year. The decrease in net income was primarily due to unrealized losses at Retail and Other as a result of the impact of lower commodity prices on long financial derivative contracts, which was partially offset by improved margins at NJNG as a result of the changes to its base rates and higher gross margin from incentive programs and an overall reduction in interest expense driven by lower average debt balances and short-term borrowing rates.

The Company’s Operating revenues and Gas purchases are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2009	2008	% Change	2009	2008	% Change
Operating revenues	$441,052	$1,000,439	(55.9)%	$2,179,872	$2,989,122	(27.1)%
Gas purchases	$400,487	$974,677	(58.9)%	1,859,495	2,716,761	(31.6)%

Operating revenues decreased $559.4 million and Gas purchases decreased $574.2 million in the three months ended June 30, 2009, compared with the same period of the prior fiscal year due primarily to:

•
a decrease in Operating revenues of $518.2 million and Gas purchases of $537.9 million at NJRES due primarily to lower average natural gas prices, which correlate to the decrease in NYMEX prices of 70 percent from an average of $11.49 to $3.81;

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended June 30, 2009, Operating revenues decreased $809.3 million and Gas purchases decreased $857.3 compared with the same period of the prior fiscal year due primarily to:

•	a decrease in Operating revenues of $790.5 million and Gas purchases of $837 million at NJRES due primarily to the same factors noted above;

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

NJNG’s unaudited financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Utility Gross Margin
Operating revenues	$148,826	$179,511	$958,995	$940,689
Less:
Gas purchases	87,169	125,060	631,712	653,196
Energy and other taxes	9,830	9,031	61,208	53,137
Regulatory rider expense	6,280	5,925	40,585	35,879
Total Utility Gross Margin	45,547	39,495	225,490	198,477
Operation and maintenance expense	27,351	21,637	79,137	69,417
Depreciation and amortization	7,668	9,488	22,120	28,053
Other taxes not reflected in utility gross margin	819	818	2,807	2,642
Operating Income	9,709	7,552	121,426	98,365
Other income	822	(41)	2,534	2,641
Interest charges, net of capitalized interest	4,028	4,146	14,692	15,641
Income tax provision	2,369	3,218	40,472	34,378
Net Income	$4,134	$147	$68,796	$50,987

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income increased $23.1 million, or 23.4 percent, for the nine months ended June 30, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	an increase in total Utility gross margin of $27 million, as discussed above;

•	a decrease in depreciation expense of $5.9 million, as discussed above;

•	an increase in interest income of $585,000, due primarily to a settlement of a counterparty receivable that included interest income on escrowed amounts; and

•	an increase in Operations and maintenance expense in the amount of $9.7 million, as discussed above.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results

NJRES’ unaudited financial results are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating revenues	$283,439	$801,628	$1,219,296	$2,009,751
Gas purchases	313,395	849,616	1,230,061	2,063,564
Gross (Loss)	(29,956)	(47,988)	(10,765)	(53,813)
Operation and maintenance expense	4,703	6,811	12,931	14,677
Depreciation and amortization	51	50	153	156
Other taxes	323	151	1,248	559
Operating (Loss)	(35,033)	(55,000)	(25,097)	(69,205)
Other income	172	92	509	244
Interest expense	73	738	244	2,502
Income tax (benefit)	(14,764)	(22,768)	(11,004)	(30,817)
Net (Loss)	$(20,170)	$(32,878)	$(13,828)	$(40,646)

Gross (Loss)

Gross (loss) for the three months ended June 30, 2009, decreased by $18 million, as compared with the same period in the last fiscal year, due primarily to higher realized losses partially offset by lower unrealized losses during the current fiscal period. The combination of these changes in values generated a net unfavorable variance of $(20.7) million in overall values on its financial and physical commodity contracts compared with the same period during fiscal 2008.

NJRES’ results during the quarter ended June 30, 2009, were impacted by the continuing decline in the price of natural gas resulting in realized (losses) associated with natural gas in inventory of $(13.1) million compared to gains of $238 thousand during the same fiscal period in the prior year. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The losses incurred during the current fiscal period resulted from a lower settlement price as compared to the original hedge price (or trade price) consistent with a general decline in the market price of natural gas. Conversely, fiscal 2008 was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

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

In addition to the realized amounts discussed above, NJRES had unrealized (losses) of $(11.6) million and $(45.6) million during the three months ended June 30, 2009 and 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date, respectively. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Also contributing to the lower margin that resulted from the higher net losses discussed above, was a decrease in storage spreads during the current fiscal period, as described further in the discussion of financial margin in the Non-GAAP measures section.

NJRES had a gross (loss) for the nine months ended June 30, 2009, which decreased by $43 million, as compared with the same period in the last fiscal year, due primarily to an increase of $79.6 million in overall values on its financial and physical commodity contracts, offset by lower margin of $36.6 million primarily related to a decrease in storage spreads and the expiration of a favorable transportation contract as described further in the discussion of financial margin in the Non-GAAP measures section.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decline in commodity prices previously discussed also impacted NJRES’ realized and unrealized gains (losses) for the nine months ended June 30, 2009 and 2008. As a result, included in NJRES’ gross (loss) for the nine-month period ended June 30, 2009, were realized (losses) of $(32.9) million compared to gains of $16.9 million during the same period in fiscal 2008. The realized losses recognized during the nine months ended June 30, 2009, relate to a lower market price of natural gas as compared to the original hedged transactions. For the nine months ended June 30, 2008, the inverse was true. In addition, NJRES recognized net unrealized (losses) of $(47.8) million and $(177.1) million during the nine months ended June 30, 2009 and 2008, respectively, due primarily to the change in values related to its short financial derivative contracts and differences in market price movements of the injection hedges relative to the trade price.

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

The following table is a computation of financial margin of NJRES:
	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating revenues	$283,439	$801,628	$1,219,296	$2,009,751
Less: Gas purchases	313,395	849,616	1,230,061	2,063,564
Add:
Unrealized loss on derivative instruments	11,612	45,572	47,777	177,071
Effects of economic hedging related to natural gas inventory and certain demand fees	13,057	(238)	32,854	(16,858)
Financial (Loss) Margin	$(5,287)	$(2,654)	$69,866	$106,400

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating loss, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating (Loss)	(35,033)	(55,000)	(25,097)	(69,205)
Add:
Operation and maintenance expense	4,703	6,811	12,931	14,677
Depreciation and amortization	51	50	153	156
Other taxes	323	151	1,248	559
Subtotal – Gross (Loss)	(29,956)	(47,988)	(10,765)	(53,813)
Add:
Unrealized loss on derivative instruments	11,612	45,572	47,777	177,071
Effects of economic hedging related to natural gas inventory and certain demand fees	13,057	(238)	32,854	(16,858)
Financial (Loss) Margin	$(5,287)	$(2,654)	$69,866	$106,400

A reconciliation of NJRES Net loss to NJRES Net financial earnings is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Net (Loss)	$(20,170)	$(32,878)	$(13,828)	$(40,646)
Add:
Unrealized loss on derivative instruments, net of taxes	7,266	27,833	29,315	108,008
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	8,420	(585)	20,490	(10,383)
Net Financial (Losses) Earnings	$(4,484)	$(5,630)	$35,977	$56,979

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

The unaudited consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Operating Revenues	$8,832	$19,344	$3,828	$38,834
Operation and maintenance expense	$6,431	$5,892	$20,293	$17,030
Equity in earnings, net of tax	$1,477	$378	$2,778	$1,548
Net Income (Loss)	$1,881	$7,802	$(8,863)	$12,479

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

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2009	2008	2009	2008
Net income (loss)	$1,881	$7,802	$(8,863)	$12,479
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(285)	(6,405)	10,242	(10,226)
Net financial earnings	$1,596	$1,397	$1,379	$2,253

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

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options that were granted under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market or newly issued shares. NJR issued approximately 385,000 shares related to the DRP and exercised options during the nine months ended June 30, 2008.

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

As of June 30, 2009, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $533 million available under these facilities (see Note 8. Debt).

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of June 30, 2009:

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$523,075	$17,086	$51,766	$90,707	$363,516
Capital lease obligations (1)	86,616	9,748	22,093	15,709	39,066
Operating leases (1)	10,985	3,047	4,100	2,439	1,399
Short-term debt	48,600	48,600	—	—	—
New Jersey Clean Energy Program (1)	39,960	10,805	23,293	5,862	—
Construction obligations	2,019	2,019	—	—	—
Remediation expenditures (2)	120,230	11,051	31,349	8,300	69,530
Natural gas supply purchase obligations–NJNG	42,094	35,570	6,524	—	—
Demand fee commitments–NJNG	723,020	94,953	192,849	165,146	270,072
Natural gas supply purchase obligations–NJRES	715,891	411,402	262,485	42,004	—
Demand fee commitments–NJRES	205,857	82,303	65,663	30,438	27,453
Total contractual cash obligations	$2,518,347	$726,584	$660,122	$360,605	$771,036
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated
(3)
As of June 30, 2009, we had a liability for unrecognized tax benefits of $6.5 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized tax benefits. See Note 13 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

NJNG’s MGP expenditures are currently expected to total $11.1 million in fiscal 2009 (see Note 14. Commitments and Contingent Liabilities).

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2008 to June 30, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2009
NJNG	$(49,610)	$(72,061)	$(74,375)	$(47,296)
NJRES	89,571	100,251	140,286	49,536
NJR Energy	20,190	(21,034)	(3,651)	2,807
Total	$60,151	$7,156	$62,260	$5,047

There were no changes in methods of valuations during the quarter ended June 30, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2009	2010	2011-2013	After 2013	Total Fair Value
Price based on NYMEX	$(19,018)	$13,664	$(2,731)	—	$(8,085)
Price based on other external data	6,319	6,325	488	—	13,132
Total	$(12,699)	$19,989	$(2,243)	—	$5,047

The following is a summary of financial derivatives by type as of June 30, 2009:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	8.4	$3.65 - $9.19	$(46,913)
	Swaps	(0.3)	$3.69 - $6.19	(4,375)
	Options	11.5	$3.65 - $9.50	3,992
NJRES	Futures	(16.3)	$3.51 - $10.89	23,837
	Swaps	(18.0)	$2.88 - $12.42	25,699
	Options	2.5	$3.30 - $3.65	—
NJR Energy	Swaps	3.2	$3.38 - $ 4.47	2,807
Total				$5,047

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to June 30, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2009
NJRES	$1,714	$22,883	$12,102	$12,495

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

Unregulated counterparty credit exposure as of June 30, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$104,582	$64,424
Noninvestment grade	13,159	5,525
Internally rated investment grade	19,585	10,903
Internally rated noninvestment grade	3,975	1,021
Total	$141,301	$81,873

NJNG’s counterparty credit exposure as of June 30, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$15,347	$12,332
Noninvestment grade	634	—
Internally rated investment grade	269	35
Internally rated noninvestment grade	143	—
Total	$16,393	$12,367

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

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES (Continued)

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