Form 10-K
period 2009-09-30
NEW JERSEY RESOURCES CORP
filed 2009-11-30
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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
Yes: ☒            No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☐            No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates was $1,417,456,420 based on the closing price of $33.98 per share on March 31, 2009 as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 24, 2009 was 41,585,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 27, 2010, to be filed on or about December 15, 2009, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

*  Portions of Item 10 and Items 11-14 are Incorporated by Reference from the Proxy Statement.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2009 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

•	weather and economic conditions;
•	NJR’s dependence on operating subsidiaries;
•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;
•	the rate of NJNG customer growth;
•	volatility of natural gas and other commodity prices and their impact on customer usage, NJR Energy Services’ (NJRES) operations and on the Company’s risk management efforts;
•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•
continued volatility or seizure of the credit markets that would result in the increased cost and decreased availability and access to credit at NJR to fund and support physical gas inventory purchases and other working capital needs at NJRES, and all other non-regulated subsidiaries, as well as negatively affect access to the commercial paper market and other short-term financing markets at NJNG to allow it to fund its commodity purchases and meet its short-term obligations as they come due;

•	the ability to comply with debt covenants;
•	continued failures in the market for auction rate securities;
•	the impact to the asset values and resulting higher costs and funding obligations of NJR’s pension and postemployment benefit plans as a result of a continuing downturn in the financial markets;
•	the ability to maintain effective internal controls;
•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;
•	commercial and wholesale credit risks, including creditworthiness of customers and counterparties;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•
the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining NJNG’s natural gas distribution system;

•	dependence on third-party storage and transportation facilities;
•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings, including the possible expiration of the Conservation Incentive Program (CIP);
•	the availability of an adequate number of appropriate creditworthy counterparties and liquidity in the wholesale energy trading market;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;
•	environmental-related and other litigation and other uncertainties; and
•	the impact of NJR’s charter and bylaws on a potential transaction.

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

New Jersey Resources Corporation
Part I

ITEM 1.  BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation (NJR or the Company) is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in states from the Gulf Coast to the New England regions, including the Mid-Continent region, the West Coast and Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR’s subsidiaries and businesses include:

New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 487,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company’s Natural Gas Distribution segment.

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary. It maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. Also, NJRES provides wholesale energy management services to other energy companies. NJRES comprises the Company’s Energy Services segment.

NJR also has retail and other operations (Retail and Other) , which includes the following companies:

•	NJR Energy Investments (NJREI), an unregulated affiliate that consolidates the Company’s unregulated energy-related investments. NJREI includes the following wholly owned subsidiaries:

*
NJR Energy Holdings, a company that invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois) and another subsidiary, NJR Storage Holdings Company, which owns NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that has been developed with a partner in western Pennsylvania.

*	NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

*	NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures.

*	NJR Clean Energy Ventures, a subsidiary formed in 2009, which the Company plans to use to invest in clean energy projects.

•	NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company’s unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

*	NJR Home Services (NJRHS), a company that provides heating, ventilation and cooling (HVAC) service repair and contract services.

*	Commercial Realty & Resources (CR&R), a company that holds and develops commercial real estate.

*	NJR Plumbing Services (NJRPS), a company that provides plumbing repair and installation services.

•
NJR Service (NJR Service), an unregulated company that provides shared administrative services, including corporate communications, financial and planning, internal audit, legal, human resources and information technology for NJR and all subsidiaries.

BUSINESS SEGMENTS

The Company operates within two reportable business segments: Natural Gas Distribution and Energy Services.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations, and the Energy Services segment consists of unregulated wholesale energy operations.

New Jersey Resources Corporation
Part I

ITEM 1.  BUSINESS (Continued)

NATURAL GAS DISTRIBUTION

General

NJNG provides natural gas service to approximately 487,000 customers. Its service territory encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.4 million people.

NJNG’s service territory is in New Jersey’s Monmouth and Ocean counties and parts of Burlington, Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 5,841 and 7,175 new customers and added natural gas heat and other services to another 709 and 728 existing customers in fiscal 2009 and 2008, respectively. NJNG’s new customer annual growth rate of approximately 1.2 percent is expected to continue with projected additions in the range of approximately 12,000 to 14,000 new customers over the next two years. This anticipated customer growth represents approximately $3.4 million in expected new annual utility gross margin as calculated under NJNG’s Conservation Incentive Program (CIP) tariff.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG’s service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as electricity, propane and oil. The Company estimates that, during fiscal 2010, approximately 50 percent of NJNG’s projected customer growth will consist of conversions.

Throughput

For the fiscal year ended September 30, 2009, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$686,798	63%	43.6	33%
Commercial and other	144,565	13	9.8	7
Firm transportation	40,356	4	9.4	7
Total residential and commercial	871,719	80	62.8	47
Interruptible	5,711	1	4.1	3
Total system	877,430	81	66.9	50
Incentive programs	204,571	19	66.1	50
Total	$1,082,001	100%	133.0	100%

In fiscal 2009, no single customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG’s residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. Weather conditions directly influence the volume of natural gas delivered to customers. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

Effective October 1, 2006, the New Jersey Board of Public Utilities (BPU) authorized a three-year CIP pilot program, which decoupled the link between customer usage and NJNG’s utility gross margin, allowing NJNG to promote energy conservation measures. During the term of the pilot, the Weather Normalization Clause (WNC) was suspended and replaced with the CIP tracking mechanism, which addresses utility gross margin variations related to both weather and customer usage. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service-related savings achieved. In May 2008, NJNG filed its Petition for the annual review of its CIP. On October 3, 2008, the BPU approved the CIP petition on a provisional basis, effective the date of the order, and on June 8, 2009, the BPU issued their final order approving the rates on a permanent basis. On April 1, 2009, NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. As of October 1, 2009, the CIP will remain in effect for an additional year or until a final order is issued by the BPU.

New Jersey Resources Corporation
Part I
ITEM 1.  BUSINESS (Continued)

As a result of increases in NJNG’s operation, maintenance and capital costs, NJNG petitioned the BPU, on November 20, 2007, to increase base rates for delivery service. This request is consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments. On October 3, 2008, the BPU unanimously approved a revenue increase in NJNG’s base rates of $32.5 million as well as certain changes in the design of its tariff rates.

For additional information regarding the CIP, see Management’s Discussion and Analysis—Natural Gas Distribution Operations and Note 2. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG’s gas supply portfolio consists of long-term (over seven months), winter-term (for the five winter months of November through March) and short-term contracts. In fiscal 2009, NJNG purchased gas from 95 suppliers under contracts ranging from one day to one year. In fiscal 2009, NJNG purchased over 10 percent of its natural gas from two suppliers, Southwestern Energy Services Company and Devon Gas Services, LP. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

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

The pipeline companies that provide firm transportation service to NJNG’s city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Algonquin Gas Transmission	12,000	2011
Columbia Gas Transmission Corp.	20,000	2024
Tennessee Gas Pipeline Co.	35,894	Various dates between 2011 and 2013
Texas Eastern Transmission, L.P.	488,738	Various dates between 2014 and 2023
Transcontinental Gas Pipe Line Corp.	22,531	2014
	579,163

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

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG’s city gate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Texas Eastern Transmission, L.P.	94,557	2014
Transcontinental Gas Pipe Line Corp.	8,384	2014
	102,941

New Jersey Resources Corporation
Part I

ITEM 1.  BUSINESS (Continued)

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily	Expiration
	deliverability (dths)
ANR Pipeline Company	39,831	2013
Central NY Oil & Gas (Stagecoach)	47,065	2011
Dominion Transmission Corporation	103,714	Various dates between 2012 and 2016
	190,610

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

Basic Gas Supply Service

Wholesale natural gas prices are, by their very nature, volatile. NJNG has mitigated the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its Basic Gas Supply Service (BGSS) clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause also requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS also is designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented upon five days’ notice to the BPU.

In March 2008, NJNG, the BPU Staff and the New Jersey Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) entered into a stipulation to resolve certain matters related to NJNG’s fiscal 2007 BGSS filing. This stipulation was approved by the BPU in May 2008, and resulted in NJNG recording a non-recurring settlement charge to its BGSS costs of $300,000.

In May 2008, NJNG filed for an increase to the periodic BGSS factor to be effective October 1, 2008, that would increase an average residential heating customer’s bill by approximately 18.0 percent due to an increase in the price of wholesale natural gas. Subsequent to the filing, wholesale natural gas prices moderated and, on September 22, 2008, NJNG, the Staff of the BPU, and Rate Counsel signed an agreement for an increase to the periodic BGSS factor that would increase an average residential heating customer’s bill by approximately 8.9 percent. On October 3, 2008, and June 8, 2009, the BPU and Rate Counsel approved the BGSS increase on a provisional and final basis, respectively, effective the date of the BPU order.

In June 2009, NJNG filed its annual BGSS and CIP filing proposing a decrease of 17.6 percent for the average residential heating customer of which 15.7 percent stems from the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change is related to changes to the CIP rate and a minor reduction to the rate related to collecting the remaining balance under the WNC.

In September 2009, the BPU approved, on a provisional basis a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent stems from the reduction to the BGSS price and the balance of rate change is related to the CIP and WNC rates as discussed above.

These rate changes, as well as other regulatory actions, are discussed further in Note 2. Regulation in the accompanying Consolidated Financial Statements in Part II, Item 8.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. In the absence of any third-party supplier, BGSS must be provided by the state’s natural gas utilities. On September 30, 2009, NJNG had 14,608 residential and 6,357 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

ENERGY SERVICES

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for our customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the market areas in which we have expertise and include states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions, the West Coast and Canada.

More specifically, NJRES activities consist of the following elements, while focusing on maintaining a low-risk operating and counterparty credit profile:

•
Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate financial margin (as defined below);

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

•	Managing economic hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

NJRES views “financial margin” as its key financial measurement metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions and therefore NJRES believes it is more representative of its overall expected economic result.

NJRES focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in the Northeast, Gulf Coast, Mid-continent and Appalachian regions, the West Coast and Canada. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES will lock in these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods as the basis to further improve the initial result.

NJRES also participates in park-and-loan transactions with pipeline counterparties, where NJRES will park (store on the pipeline) natural gas to be redelivered to NJRES at a later date or borrow (receive a loan of natural gas from the pipeline) to be returned to the pipeline at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace in order to be able to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay to or receive from the pipeline, along with other costs such as time value of money, and the resulting spread it can generate when considering the market price at the beginning and end of the time period of the park or loan. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators, retail aggregators and other wholesale marketing companies. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This strategy allows NJRES to extract more value from its portfolio of natural gas storage and pipeline transportation capacity through the arbitrage of pricing differences as a result of locational differences or over different periods of time.

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

In fiscal 2009, NJRES had one customer, who represented 14 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

OTHER BUSINESS OPERATIONS

RETAIL AND OTHER

Retail and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides service, sales and installation of appliances;

•
NJR Energy Holdings, a company that invests in energy-related ventures through its subsidiary, Pipeline, which consists primarily of its 5.53 percent equity investment in Iroquois, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York;

•
NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent equity investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a 17.7 Bcf natural gas storage facility in western Pennsylvania.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of September 30, 2009, NJR has invested approximately $122.5 million in Steckman Ridge, excluding capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent, or approximately $132.5 million. Steckman Ridge may seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge;

•	CR&R, which holds and develops commercial real estate.

As of September 30, 2009, CR&R’s real estate portfolio consisted of 31 acres of undeveloped land in Monmouth County with a net book value of $6.5 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.9 million. The Atlantic County location has 11 acres under contract for sale and will be sold as undeveloped land, subject to all approvals being obtained. An additional 5 acres of undeveloped land in Monmouth County, with a net book value of $1.7 million, is also under contract for sale and such sale is estimated to close in fiscal 2010, subject to all approvals being obtained. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $4.8 million will be developed or sold based on market conditions. The specific time frame for development or sale is currently unknown;

•	NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies:

•	NJR Energy, a company that invests in energy-related ventures; and

•	NJR Service, which provides shared administrative and financial services to the Company and all its subsidiaries.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of five manufactured gas plant (MGP) sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. In September 2009, NJNG updated an environmental review of the MGP sites, including a review of potential liability related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from $146.7 million to $244.3 million.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As a result, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $146.7 million on the Consolidated Balance Sheet; however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider. See Item 3. Legal Proceedings and Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements for information with respect to environmental matters and material expenditures for the remediation of the MGP sites.

CR&R is the owner of certain undeveloped land in Monmouth and Atlantic counties, New Jersey, with a net book value at September 30, 2009, of $8.6 million that is regulated by the provisions of the Freshwater Wetlands Protection Act (Wetlands Act), which restricts building in areas defined as “freshwater wetlands” and their transition areas. Based upon a third-party environmental engineer’s delineation of the wetlands and transition areas in accordance with the provisions of the Wetlands Act, CR&R will file for a Letter of Interpretation from the New Jersey Department of Environmental Protection (NJDEP) as parcels of land are selected for development. If the NJDEP reduces the amount of developable yield from CR&R’s current estimates, a write-down of the carrying value of the undeveloped land may be required.

Taking into consideration the environmental engineer’s revised estimated developable yield for undeveloped acreage and recently negotiated sales, the Company does not believe that a write-down of the carrying value of the Monmouth and Atlantic counties land is necessary as of September 30, 2009.

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

EMPLOYEE RELATIONS

As of September 30, 2009, the Company and its subsidiaries employed 900 employees compared with 854 employees as of September 30, 2008. Of the total number of employees, NJNG had 402 and 399 and NJRHS had 97 and 94 union employees as of September 30, 2009 and 2008, respectively. NJNG and NJRHS have collective bargaining agreements with local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2011 and April 2010, respectively. The labor agreements cover wage increases and other benefits during the term of the agreements. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following items are available free of charge on our website at http://njr360.client.shareholder.com/sec.cfm as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (SEC):

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K.

In addition, on our website at http://njr360.client.shareholder.com/governance.cfm, the following documents are also available free of charge:

•	Corporate governance guidelines;

•	Principal Executive Officer and Senior Financial Officers Code of Ethics;

•	Wholesale Trading Code of Conduct;

•	NJR Code of Conduct; and

•	the charters of the following Board Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, NJ  07719.

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

Financial Risks

Inability of NJR and/or NJNG to access the financial markets and conditions in the credit markets could affect management’s ability to execute their respective business plans.

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

NJR and its subsidiaries’ ability to secure short-term financing is subject to conditions in the credit markets. The volatility in the U.S. credit markets and stricter bank credit policies have contributed to a slowdown of lending by banks. A prolonged constriction of credit availability could affect management’s ability to execute NJR’s, NJRES’ and NJNG’s business plan. An inability to access capital may limit the ability to pursue improvements or acquisitions that NJR, or its subsidiaries, may otherwise rely on for both current operations and future growth.

Although NJRES and NJNG have strict credit risk management policies and procedures, they execute derivative transactions with financial institutions as a part of their economic hedging strategy and could incur losses associated with the inability of a financial counterparty to meet or perform under its obligations as a result of adverse conditions in the credit markets or their ability to access capital or post collateral.

NJR is a holding company and depends on its operating subsidiaries to meet its financial obligations.

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. NJR relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. NJR’s ability to pay dividends on its common stock and to pay principal and accrued interest on its outstanding debt depends on the payment of dividends to NJR by certain of its subsidiaries or the repayment of loans to NJR by its principal subsidiaries. The extent to which NJR’s subsidiaries do not pay dividends or repay funds to NJR may adversely affect its ability to pay dividends to holders of its common stock and principal and interest to holders of its debt.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

The debt of NJNG is currently rated by the rating agencies Moody’s Investor Services, Inc. and Standard & Poor’s as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can still face increased borrowing costs under their currently existing credit facilities. NJR and its subsidiaries’ ability to borrow and costs of borrowing have a direct impact on its subsidiaries' ability to execute their operating strategies.

Additionally, lower credit ratings could adversely affect relationships with NJNG’s state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

NJR is dependent on credit facilities and continued access to capital markets to execute its operating strategies, and failure by NJR and/or NJNG to comply with debt covenants may impact NJR’s financial condition.

NJR and NJNG’s long-term debt obligations contain financial covenants related to debt-to-capital ratios and an interest coverage ratio for NJNG. These debt obligations also contain provisions that put certain limitations on NJR’s ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens, or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring NJR or NJNG to make timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. NJNG has relied, and continues to rely, upon short-term bank borrowings or commercial paper supported by its revolving credit facility to finance the execution of a portion of its operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of outstanding debt obligations of NJR or NJNG and their inability to borrow under their existing revolving credit facilities would cause a material adverse change in NJR or NJNG’s financial condition.

NJRES’ ability to conduct its business is dependent upon the creditworthiness of NJR.

If NJR suffers a reduction in its credit and borrowing capacity or in its ability to issue parental guarantees, the business prospects of NJRES, which rely on the creditworthiness of NJR, would be adversely affected. NJRES would possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties.

Continued failures in the market for auction-rate securities could have a negative impact on NJNG’s financial condition.

NJNG is obligated with respect to a total of six series of auction rate bonds totaling approximately $97 million (collectively, auction-rate securities or “ARS”). All of the ARS are investment grade rated by Moody’s Investor Services and Standard & Poor’s. NJNG has been experiencing ARS failed auctions, which occur when there are not enough orders to purchase all of the securities being sold at the auction. The result of a failed auction, which does not signify a default by NJNG, is that the ARS continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these securities develop. However, upon an auction failure, the interest rates do not reset at a market rate established at an auction, but instead reset based upon a formula contained within the ARS, otherwise known as a “maximum auction rate,” which may be materially higher than the previous auction rate. The “maximum auction rate” for the ARS is the lesser of (i) 175 percent of one-month LIBOR or (ii) either 10 percent or 12 percent per annum, as applicable to such series of the ARS. Should future auctions fail and interest rates on the ARS continue to be established at the maximum auction rate, NJNG’s average cost of borrowing could rise above historic levels, which could materially and adversely affect both NJNG’s and NJR’s cash flows, results of operations and financial condition. Although NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, NJR cannot assure that alternative sources of financing can be implemented in a timely manner.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values and changing demographics and may have a material adverse effect on NJR’s financial results.

NJR has two defined benefit pension plans and two postemployment health care plans (OPEB) for the benefit of substantially all full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount notes and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years and increases in health care costs.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the funded status of NJR’s pension and OPEB plans. In these circumstances, NJR may be required to recognize increased pension and OPEB expenses and/or be required to make additional cash contributions into the plans.

The funded status of these plans, and the related cost reflected in NJR’s financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. A continued downward pressure on the asset values of these plans may require NJR to fund obligations earlier than it had originally planned, which would have a negative impact on cash flows from operations, decrease NJR’s borrowing capacity and increase its interest expense as a result of having to fund these obligations.

If we do not maintain an effective system of internal control we could have one or more material weaknesses in internal control over financial reporting, which may result in unreliable financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires NJR’s management to make an assessment of the design and effectiveness of internal controls. It also requires NJR’s independent registered public accounting firm to audit the design and effectiveness of these controls and to form an opinion on both management’s assessment and the effectiveness of these controls. Management’s ongoing assessment of these controls may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists. NJR’s independent public registered accounting firm may also identify control deficiencies, which may lead to identification of a material weakness in internal control. While NJR’s system of internal controls is reviewed periodically, there exist inherent limitations to control effectiveness. To the extent NJR identifies future weaknesses or deficiencies, NJR may not be able to produce reliable financial statements, which could result in a loss of investor confidence and a decline in its stock value. In addition, should NJR not be able to produce reliable financial statements, it could limit NJR’s and NJNG’s ability to access the capital markets.

Economic hedging activities of NJR designed to protect against commodity and financial market risks may cause fluctuations in reported financial results, and NJR’s stock price could be adversely affected as a result.

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

Operational Risks

NJNG’s operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Major changes in the supply and price of natural gas may affect financial results.

While NJNG expects to provide for the demand of its customers for the foreseeable future, factors impacting suppliers and other third parties, including increased competition, further deregulation, transportation costs, possible climate change legislation, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. NJNG actively hedges against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform, it may result in a loss that could have a material impact on the financial position, cash flows and statement of operations of NJR.

NJNG and NJRES rely on third parties to supply natural gas.

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

The use of derivative contracts in the normal course of NJRES’ business could result in financial losses that negatively impact results of operations.

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

Adverse economic conditions including inflation, increased natural gas costs, foreclosures, and business failures could adversely impact NJNG’s customer collections and increase its level of indebtedness.

Inflation has caused increases in certain operating and capital costs. NJR has a process in place to continually review the adequacy of NJNG’s rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. In addition, the extended recession in the U.S. has led to increasing unemployment, foreclosures in the housing markets, and the discontinuation of some commercial businesses that fall within NJNG’s service territory. These situations can result in higher short-term debt levels and increased bad debt expense.

Changes in weather conditions may affect earnings and cash flows.

Weather conditions and other natural phenomena can have an adverse impact on earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG’s distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While NJR believes the CIP mitigates the impact of weather variations on its gross margin, severe weather conditions may still have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect NJR’s earnings. The CIP does not mitigate the impact of unusual weather conditions on its cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Termination of NJNG’s CIP may lead to a decrease in earnings and cash flows.

Customer conservation efforts have been increasing and as a result NJNG has seen a decrease in volumes of natural gas delivered to its customers. NJNG’s CIP has a usage component that is intended to mitigate the impact to earnings as a result of reductions in customer usage. NJNG has requested an extension of the CIP, but if it is not renewed or replaced with a similar mechanism to decouple the link between customer usage and NJNG’s utility gross margin, NJNG’s results from operations and cash flows, and NJR’s results from operations and cash flows, could be adversely affected.

Changes in customer growth may affect earnings and cash flows.

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the additional conversion of customers to natural gas from other fuel sources. Should there be continued weakness in the housing market or a slowdown in the conversion market, there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flows.

NJRES’ earnings and cash flows are dependent upon an asset optimization strategy of its physical assets using financial transactions.

NJRES’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials, which in turn could affect NJRES’ earnings and cash flows. NJRES incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices at various locations or time periods change in such a way that NJRES is not able to recover these costs from its customers, the cash flows and earnings at NJRES, and ultimately NJR, could be adversely impacted.

NJRES is exposed to market risk and may incur losses in wholesale services.

The storage and transportation portfolios at NJRES consist of contracts to transport and store natural gas commodities. If the values of these contracts change in a direction or manner that NJRES does not anticipate, the value of NJRES’ portfolio could be negatively impacted. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, NJR’s results of operations and cash flows could be negatively impacted.

NJNG and NJRES rely on storage and transportation assets that they do not own or control to deliver natural gas.

NJNG and NJRES depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. If transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and NJRES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Regulatory and Legal Risks

NJR is subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to NJR.

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

The Federal Energy Regulatory Commission (FERC) has regulatory authority over some of NJR’s operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity, or that would reduce NJR’s competitiveness would negatively impact its earnings.

NJR and its subsidiaries cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to them. Changes in regulations or the imposition of additional regulations could influence their operating environment and may result in substantial costs to them.

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution operations, including construction and maintenance of facilities, operations, safety, rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. NJNG’s ability to obtain rate increases, including base rate increases, extend its incentive programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases, continue its incentive programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, WNC, the New Jersey Clean Energy program, economic stimulus plans and pension and other postemployment plans. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG’s financial position, operations and cash flows.

NJR’s charter and bylaws may delay or prevent a transaction that stockholders would view as favorable.

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

NJR is involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect the company's results of operations, cash flows and financial condition.

NJR is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require NJR to make payments in excess of amounts provided for in its financial statements, could adversely affect NJR’s results of operations, cash flows and financial condition.

Environmental Risks

NJR costs of compliance with present and future environmental laws are significant and could adversely affect its cash flows and profitability.

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

Furthermore, the United States Congress has for some time been considering various forms of climate change legislation. There is a possibility that, when and if enacted, the final form of such legislation could impact NJR’s costs and put upward pressure on wholesale natural gas prices. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,710 miles of distribution main, 6,660 miles of service main, 214 miles of transmission main and approximately 503,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 dths per day. These facilities are used for peaking natural gas supply and emergencies.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

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

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 32 supplemental indentures (Indenture), as security for NJNG’s bonded debt, which totaled approximately $290 million at September 30, 2009. In addition, under the terms of the Indenture, NJNG could have issued up to approximately $448 million of additional first mortgage bonds as of September 30, 2009.

All Other Business Operations

At September 30, 2009, CR&R owned 83 acres of undeveloped land, of which 16 acres are under contract for sale, and a 56,400-square-foot office building on 5 acres.

A total of 52 acres of undeveloped land is located in Atlantic County with a net book value of $2.1 million, 11 acres at this location are under contract for sale and will be sold as undeveloped land, subject to all approvals being obtained. An additional 5 acres of undeveloped land under contract for sale is in Monmouth County, with a net book value of $1.7 million and such sale is estimated to close in fiscal 2010, subject to all approvals being obtained. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $4.8 million will be developed or sold based on market conditions. The specific time frame for development or sale is currently unknown.

As of September 30, 2009, NJRES currently leases office space in Wall Township, New Jersey and in Houston, Texas for its business activities

As of September 30, 2009, the Steckman Ridge partnership owns and/or leases mineral rights on approximately 8,300 acres of land in Bedford County, Pennsylvania, where it has developed a 17.7 billion cubic foot (Bcf) natural gas storage facility with up to 12 Bcf of working gas capacity for an estimated project cost of approximately $265 million. The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of September 30, 2009, NJR has invested approximately $122.5 million. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010.

NJRHS leases service centers in Dover, Morris County, and Wall, Monmouth County, New Jersey.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis–Cash Flows for a discussion of anticipated fiscal 2010 and 2011 capital expenditures as applicable to NJR’s business segments and business operations.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five Manufactured Gas Plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In June 2009, the BPU approved $17.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2007. As of September 30, 2009, $85.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

In September 2009, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $146.7 million to $244.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $146.7 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage claims that might be brought by the NJDEP concerning the five MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation, if any, that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the RA.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RA or the impact on the Company’s results of operations, financial position or cash flows, which could be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Executive Officers and their business experience, age, and office are set forth below.

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	52	1986
Executive Vice President and Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	56	2004
Executive Vice President and Chief Operating Officer, NJRES and Senior Vice President, Energy Services, NJNG	Joseph P. Shields	52	1996
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	48	1990
Senior Vice President and General Counsel	Mariellen Dugan	43	2005
Vice President, Corporate Services, NJR Service	Deborah G. Zilai	56	1996

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

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2009, NJR had 42,261 holders of record of its common stock.

NJR’s common stock high and low sales prices and dividends paid per share were as follows:

	2009		2008		Dividends Paid
	High	Low	High	Low	2009	2008
Fiscal Quarter
First	$40.22	$21.90	$34.71	$31.00	$0.28	$0.25
Second	$42.37	$29.95	$33.50	$29.22	$0.31	$0.27
Third	$37.57	$30.79	$34.63	$30.95	$0.31	$0.28
Fourth	$40.61	$35.64	$41.13	$31.68	$0.31	$0.28

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/09 – 07/31/09	—	—	—		854,171
08/01/09 – 08/31/09	—	—	—		854,171
09/01/09 – 09/30/09	529,400	$36.30	529,400	*	324,771
Total	529,400	$36.30	529,400		324,771
*The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 6,750,000 shares of common stock for repurchase, of which, as of September 30, 2009, 324,771 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase there under, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on February 12, 2009 that, as of that date, he was unaware of any violation by NJR of the NYSE’s corporate governance listing standards.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2009	2008	2007	2006	2005

SELECTED FINANCIAL DATA
Operating Revenues	$2,592,460	$3,816,210	$3,021,765	$3,271,229	$3,184,582
Operating Expenses
Gas purchases	2,245,169	3,330,756	2,625,560	2,639,489	2,914,387
Operation and maintenance	149,151	148,384	136,601	121,384	108,441
Regulatory rider expenses	44,992	39,666	37,605	28,587	31,594
Depreciation and amortization	30,328	38,464	36,235	34,753	33,675
Energy and other taxes	74,750	65,602	62,499	58,632	56,211
Total Operating Expenses	2,544,390	3,622,872	2,898,500	2,882,845	3,144,308
Operating Income	48,070	193,338	123,265	388,384	40,274
Other income	4,409	4,368	4,294	4,725	4,814
Interest expense, net of capitalized interest	21,014	25,811	27,613	25,669	20,474
Income before Income Taxes	31,465	171,895	99,946	367,440	24,614
Income tax provision	8,488	64,715	38,675	147,349	7,832
Equity in earnings, net of tax	4,265	1,988	1,662	1,817	1,753
Net Income	$27,242	$109,168	$62,933	$221,908	$18,535
Total Assets	$2,321,030	$2,635,297	$2,210,354	$2,398,928	$2,330,248

CAPITALIZATION
Common stock equity	$689,726	$728,068	$650,648	$629,861	$438,052
Long-term debt	455,492	455,117	383,184	332,332	317,204
Total Capitalization	$1,145,218	$1,183,185	$1,033,832	$962,193	$755,256

COMMON STOCK DATA
Earnings per share–Basic	$0.65	$2.61	$1.50	$5.31	$0.45
Earnings per share–Diluted	$0.64	$2.59	$1.49	$5.27	$0.44
Dividends declared per share	$1.24	$1.11	$1.01	$0.96	$0.91

New Jersey Resources Corporation
Part II

ITEM 6.  SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2009	2008	2007	2006	2005
Operating Revenues ($ in thousands)
Residential	$686,798	$594,147	$584,727	$598,274	$568,324
Commercial, Industrial and other	144,565	149,177	132,113	172,465	143,211
Firm transportation	40,356	28,634	36,794	28,656	29,566
Total residential and commercial	871,719	771,958	753,634	799,395	741,101
Interruptible	5,711	11,840	7,141	12,134	14,377
Total system	877,430	783,798	760,775	811,529	755,478
Incentive programs	204,571	295,026	244,813	327,245	382,802
Total Operating Revenues	$1,082,001	$1,078,824	$1,005,588	$1,138,774	$1,138,280
Throughput (Bcf)
Residential	43.6	40.8	41.8	39.4	43.7
Commercial, Industrial and other	9.8	9.0	9.4	10.4	11.3
Firm transportation	9.4	8.9	8.6	7.4	7.6
Total residential and commercial	62.8	58.7	59.8	57.2	62.6
Interruptible	4.1	6.4	6.5	7.2	9.7
Total system	66.9	65.1	66.3	64.4	72.3
Incentive programs	66.1	34.5	36.5	38.4	52.4
Total Throughput	133.0	99.6	102.8	102.8	124.7
Customers at Year-End
Residential	437,793	437,655	435,169	429,834	418,646
Commercial, Industrial and other	27,771	29,002	28,916	28,914	28,878
Firm transportation	20,965	16,830	14,104	12,874	15,246
Total residential and commercial	486,529	483,487	478,189	471,622	462,770
Interruptible	45	46	45	48	47
Incentive programs	36	27	26	35	39
Total Customers at Year-End	486,610	483,560	478,260	471,705	462,856
Interest Coverage Ratio (1)	8.19	6.08	6.03	7.63	6.38
Average Therm Use per Customer
Residential	995	931	960	920	1,045
Commercial, Industrial and other	4,777	5,303	5,710	5,084	5,443
Degree Days	4,791	4,399	4,481	4,367	4,927
Weather as a Percent of Normal (2)	101%	91%	94%	90%	102%
Number of Employees	613	572	548	516	518
(1)   NJNG’s Income from Operations divided by interest expense.
(2)   Normal heating degree-days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

New Jersey Resources Corporation
Part II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 1 of this annual report and is incorporated herein, and the risk factors that may cause such differences are summarized in Item 1A beginning on page 10 and are incorporated herein.

Management’s Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the New England region, the West Coast and Canada through its two principal subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

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

The retail and other business operations (Retail and Other) includes NJR Energy Holdings, an investor in energy-related ventures, most significantly through NJNR Pipeline, which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, LP (Iroquois), a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York, and NJR Steckman Ridge Storage Company, which has a 50 percent equity ownership interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania; NJR Investment, which makes energy-related equity investments; NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures, NJR Clean Energy Ventures, a company that will invest in clean energy projects, NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

($ in thousands)	2009		2008
Assets
Natural Gas Distribution	$1,797,165	77%	$1,761,964	66%
Energy Services	327,532	14	699,897	27
Retail and Other	223,020	10	231,551	9
Intercompany Assets (1)	(26,687)	(1)	(58,115)	(2)
Total	$2,321,030	100%	$2,635,297	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NJRES’ assets decreased 53.2 percent from September 30, 2008 to September 30, 2009, due primarily to lower inventory values resulting from a decline in commodity prices.

Net income (loss) by business segment and operations are as follows:

($ in Thousands)	2009		2008		2007
Net Income (Loss)
Natural Gas Distribution	$65,403	240%	$42,479	39%	$44,480	71%
Energy Services	(32,632)	(120)	67,166	61	18,950	30
Retail and Other	(5,529)	(20)	(477)	—	(497)	(1)
Total	$27,242	100%	$109,168	100%	$62,933	100%

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in Net income are unrealized (losses) gains in the Energy Services segment of $(29.3) million, $10.8 million, and $(38) million, after taxes, for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Also included in Net income are realized (losses) gains of $(34.5) million, $9.3 million and $16.8 million, after taxes, for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

NJR Energy records unrealized losses and gains with respect to the change in fair value of the financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact. Included in Net income in Retail and Other are unrealized (losses) of $(9.9) million, $(4.8) million and $(4.2) million, after taxes, for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

NJRES and NJR Energy account for their financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value. In addition, all physical commodity contracts at NJRES are accounted for at fair value. Prior to October 1, 2007, gains (losses) associated with physical commodity contracts at NJRES were not reflected in earnings until the individual contracts settled and the natural gas was delivered when certain delivery conditions were met. During fiscal 2007 and 2008, NJRES changed the accounting treatment for certain of its physical commodity contracts so that effective October 1, 2008, all NJRES’ physical commodity contracts are accounted for at fair value with changes in the fair value of these contracts included in earnings as a component of Operating revenue and Gas purchases, as appropriate, in the Consolidated Statements of Income.

All physical commodity contracts at NJNG and NJR Energy continue to meet the delivery conditions and, therefore, are accounted for under accrual accounting. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

Unrealized losses and gains at NJRES and NJR Energy are the result of changes in the fair value of derivative instruments, used to economically hedge future natural gas purchases, sales and transportation. The change in fair value of these derivative instruments at NJRES and NJR Energy over periods of time, referred to as unrealized gains or losses, can result in substantial volatility in reported net income. When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. Volatility in earnings also occurs as a result of timing differences between the settlement of the financial derivative and the sale of the corresponding natural gas that was hedged with the financial instrument. When the financial instrument settles and the natural gas is placed in inventory, the realized gains (losses) associated with the financial instrument are recognized in earnings. However, the gains (losses) associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold.

Natural Gas Distribution Segment

Natural Gas Distribution operations have been managed with the goal of growing profitably and providing safe and reliable service through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG’s service territory;

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), on the implementation, continuing review and proposed extension of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•
Managing its new customer growth rate, which is expected to be approximately 1.2 percent annually over the next two years. In fiscal 2010 and 2011, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this growth would increase utility gross margin (as defined below) under its base rates as provided by approximately $3.4 million annually, as calculated under NJNG’s CIP tariff;

•	Opportunity to generate earnings from various BPU-authorized gross margin-sharing incentive programs; and

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

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

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage. Recovery of such margin variations is subject to additional conditions including an earnings test, which includes a return on equity component of 10.3 percent, and an evaluation of BGSS-related savings achieved. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. In October 2007, the BPU provisionally approved NJNG’s initial CIP recovery rates, which are designed to recover approximately $15.6 million of accrued margin and on August 1, 2008, the provisional rates were approved by the BPU on a permanent basis. In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP, resulting in a total recovery of $22.4 million, which included amounts accrued and estimated through September 30, 2008. On June 10, 2009, these provisional rates were approved by the BPU on a permanent basis. In the period January 2009 through March 2009, NJNG provided approximately $45 million of rate credits to BGSS residential and small commercial customers. On June 1, 2009, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery of $6.9 million. The total recovery requested for fiscal 2009 includes amounts accrued and estimated through September 30, 2009. On September 16, 2009, the BPU provisionally approved the rates. As of September 30, 2009, NJNG has $5.8 million accrued to be recovered in Regulatory Assets in the Consolidated Balance Sheets related to CIP. On April 1, 2009, NJNG filed a letter with the BPU requesting a 1-year extension to its CIP through October 1, 2010. As a result of no action by the BPU as of October 1, 2009, the CIP will remain in effect for an additional year or until a final order is issued by the BPU. In October 2009, NJNG provided its BGSS residential and small commercial customers with refunds of approximately $37.4 million.

In conjunction with the CIP, NJNG is required to administer programs that promote customer conservation efforts. As of September 30, 2009 and September 30, 2008, the obligation to fund these conservation programs was reflected at its present value of $248,000 and $864,000, respectively in the Consolidated Balance Sheets.

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

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs (recovered through BGSS). Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. If there are changes in the regulatory position on the recovery of these costs, such costs would be charged to income in the period of such determination.

On April 16, 2009, the BPU approved NJNG’s Accelerated Infrastructure Program (AIP) permitting NJNG to commence construction on 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted cost of capital on these investments.

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

Energy Services Segment

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the areas in which we have expertise and include states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions, the West Coast and Canada.

More specifically, NJRES activities consist of the following elements, while focusing on maintaining a low-risk operating and counterparty credit profile:

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

NJRES views “financial margin” as a financial measurement metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions or as a result of conditions in the markets and therefore is more representative of the overall expected economic result.

NJRES focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent, Appalachian, and West Coast regions of the United States and Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES is able to capture financial margin by locking in the differential between purchasing natural gas at a low future price and, in a related transaction, selling that natural gas at a higher future price, all within the constraints of its risk management policies. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

NJRES transacts with a variety of counterparties including local distribution companies, industrial companies, electric generators, retail aggregators and other wholesale marketing companies. The physical sales commitments to these counterparties allows NJRES to leverage its transportation and storage capacity. These physical sale commitments are managed in an aggregate fashion, and as a result, gives NJRES the ability to extract more value from its portfolio of natural gas storage and pipeline transportation capacity. NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and Other Operations

As part of the Retail and Other operations NJR’s subsidiary, NJR Energy Holdings, holds investments in natural gas “mid-stream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these mid-stream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with a regulated rate and Steckman Ridge, a storage facility that operates under market-based rates, and is actively pursuing other potential opportunities that meet its investment and development criteria. Other businesses included as part of Retail and Other include NJRHS, which provides service, sales and installation of appliances to approximately 150,000 customers and is focused on growing its installation business and expanding its service contract customer base, and CR&R, which seeks additional opportunities to enhance the value of its undeveloped land.

The financial results of Retail and Other consist primarily of the operating results of NJRHS and earnings attributable to the Company’s equity investments in Iroquois and Steckman Ridge, as well as to investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries. Also included within Retail and Other operations are interest income and organizational expenses incurred at NJR.

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of September 30, 2009, NJR has invested approximately $122.5 million in Steckman Ridge, excluding capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge may seek non-recourse financing upon completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

Critical Accounting Policies

The Company prepares its financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. The Company regularly evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

Regulatory Accounting

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to apply the accounting principles in the Regulated Operations Topic 980 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), which differ in certain respects from those applied by unregulated businesses. Specifically, regulated operations record assets when it is probable that certain operating costs will be recoverable from customers in future periods and liabilities associated with probable future obligations to customers. Accordingly, NJNG recognizes the impact of regulatory decisions on its financial statements. NJNG’s BGSS requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs as compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years. NJNG also enters into derivatives that are used to hedge natural gas purchases, and the offset to the resulting fair value of derivative assets or liabilities is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Derivative Instruments

NJR records its derivative instruments held as assets and liabilities at fair value in the Consolidated Balance Sheet in accordance with GAAP. In addition, changes in the fair value of NJRES’ and NJR Energy’s financial derivatives, as well as NJRES’ contracts for the purchase and sales of natural gas are recognized in earnings, as they occur, as a component of Operating revenues or Gas purchases in the Consolidated Statements of Income. Gains (losses) associated with NJR Energy’s physical commodity contracts are recorded in earnings as a component of Operating revenues when the underlying commodity is delivered.

NJNG’s derivatives that are used to manage price risk of its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

In providing its unregulated wholesale energy services, NJRES enters into physical contracts to buy and sell natural gas. GAAP permits companies to apply an exception for certain contracts intended for normal purchases and normal sales (“normal”) for which physical delivery is probable. Prior to October 1, 2007, NJRES elected to use normal accounting treatment and, therefore, recognized the related liabilities incurred and assets acquired when title to the underlying natural gas commodity passed. However, during fiscal 2007 and 2008, NJRES elected to discontinue normal accounting treatment for certain of its physical forward contracts, so that as of October 1, 2008, all NJRES’ physical commodity contracts are recorded at fair value with related changes in fair value included in current earnings.

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES’ portfolio is valued using the most current market information. However, if the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES utilizes non-binding broker quotations and/or other pricing services to derive an equivalent market price. As of September 30, 2009, fair values based on market prices that are not visible and liquid represent less than one percent of total fair value of its derivative assets and liabilities reported in the Consolidated Balance Sheets.

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods remained consistent for fiscal 2009, 2008 and 2007. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its counterparties. NJR determines this amount by using historical default probabilities corresponding to the appropriate Standard and Poor’s issuer ratings. Since the majority of NJR’s counterparties are investment grade rated, this resulted in an immaterial credit risk adjustment.

NJR has not designated any derivatives as fair value hedges as of September 30, 2009 and 2008.

Capitalized Financing Costs

NJNG capitalizes an allowance for funds used during construction (AFUDC) as a component of Utility plant in the Consolidated Balance Sheets. AFUDC is recorded as an increase to Interest income or a reduction to Interest expense as applicable in the Consolidated Statements of Income. Under regulatory rate practices and in accordance with GAAP applicable to regulated operations, NJNG fully recovers AFUDC through base rates. As a result of the BPU’s base rate order (Rate Order) issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation. Effective October 3, 2008, NJNG is allowed to recover an incremental cost of equity component during periods when its short-term debt balances were lower than its construction work in progress balance. This results in a non-cash income statement recognition that is capitalized as a component of Utility plant. If any of these amounts are deemed to be unrecoverable, NJNG records a charge for the unrecovered portion in the Consolidated Statements of Income.

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures that will be necessary to remediate and monitor these MGP sites. NJNG’s estimate of these liabilities is developed from then currently available facts, existing technology and presently enacted laws and regulations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Where it is probable that the cost will be incurred, but the information is sufficient to establish only a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Since management believes that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, it has recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $146.7 million on the Consolidated Balance Sheets.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2009 and 2008, $85.5 million and $92.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in Regulatory assets on the Consolidated Balance Sheet, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

Postemployment Employee Benefits

NJR’s costs of providing postemployment employee benefits are dependent upon numerous factors including actual plan experience and assumptions of future experience. Postemployment employee benefit costs, for example, are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

NJR’s postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation, effective October 1, 2009, of 39 percent, 20 percent and 41 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in Operations and maintenance expense on the Consolidated Statements of Income.

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
		Estimated	Estimated
		Increase/(Decrease)	Increase/(Decrease)
	Increase/	on PBO	to Expense
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)
Discount rate	1.00%	$(16,660)	$(982)
Discount rate	(1.00)%	$20,778	$1,238
Rate of return on plan assets	1.00%	n/a	$(976)
Rate of return on plan assets	(1.00)%	n/a	$976

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(11,077)	$(774)
Discount rate	(1.00)%	$14,028	$932
Rate of return on plan assets	1.00%	n/a	$(222)
Rate of return on plan assets	(1.00)%	n/a	$222

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Heath care cost trend rate	1.00%	$13,181	$1,534
Health care cost trend rate	(1.00)%	$(10,617)	$(1,228)

Recently Issued Accounting Standards and Updates

Effective July 1, 2009, the FASB ASC became the single source of authoritative GAAP, restructuring previously issued standards into a topical based model. As of the effective date, new guidance will be issued in the form of Accounting Standards Updates (ASU’s), which will replace accounting changes that were historically issued as FASB Standards. For a more detailed description of the ASC, recently issued accounting standards that have been reorganized within the ASC and ASU’s issued since July 1, 2009, see Note 1. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

Results of Operations

Consolidated

Net income decreased 75 percent to $27.2 million in fiscal 2009 from $109.2 million in fiscal 2008 and increased 73.5 percent in fiscal 2008 from $62.9 million in fiscal 2007. The fiscal 2009 results were $0.65 per basic share and and $0.64 per diluted share, compared with the fiscal 2008 results of $2.61 per basic share and $2.59 per diluted share and fiscal 2007 results of $1.50 per basic share and $1.49 per diluted share on a split adjusted basis. Changes in Net income were primarily driven by unrealized (losses) and gains of $(39.3) million, $6 million and $(42.2) million, after taxes, for the years ended September 30, 2009, 2008 and 2007, respectively, as well as certain realized (losses) and gains associated with natural gas in inventory of $(34.5) million, $9.3 million and $16.8 million, after taxes, for the years ended September 30, 2009, 2008 and 2007, respectively, which were primarily due to the change in the fair market value of financial derivative instruments as a result of market conditions.

The Company’s Operating revenues and Gas purchases for the fiscal years ended September 30, are as follows:

($ in Thousands)	2009	2008	2007
Operating revenues	$2,592,460	$3,816,210	$3,021,765
Gas purchases	$2,245,169	$3,330,756	$2,625,560

Operating revenues decreased $1.2 billion and Gas purchases decreased $1.1 billion for fiscal, 2009 compared with fiscal 2008 due primarily to:

•
a decrease in Operating revenues of $1.2 billion and Gas purchases of $1 billion at NJRES and a decrease in Operating revenues of $8.8 million at Retail and Other all as a result of lower average prices on the NYMEX;

•
an increase in Operating revenues of $3.2 million and a decrease in Gas purchases of $43.3 million at NJNG. The increase in Operating revenue was due primarily to an increase in base rates, while increased credits from incentive programs contributed to the decrease in Gas purchases.

Operating revenues increased $794.4 million during fiscal 2008, compared with fiscal 2007 due primarily to an increase in sales transaction volume and prices at NJRES. NJRES transaction volumes increased 12 percent and coupled with an average 21 percent increase in sales prices over the corresponding period resulted in an increase in revenues of approximately $720.1 million. Moderate increases in customer growth and greater off-system sales at NJNG, partially offset by reduced customer usage at NJNG also contributed to the increase in Operating revenues.

The factors that resulted in the increase in revenues described above similarly affected an increase of $705.2 million in Gas purchases for fiscal 2008, as compared with fiscal 2007. NJRES gas purchase transaction volumes increased 11 percent, and coupled with an average 20 percent increase in gas purchases prices over the corresponding period, resulted in an increase in gas purchases of approximately $639.3 million.

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

NJNG’s financial results for the fiscal years ended September 30 are as follows:

(Thousands)	2009	2008	2007
Utility Gross Margin
Operating revenues	$1,082,001	$1,078,824	$1,005,588
Less:
Gas purchases	709,906	753,249	687,201
Energy and other taxes	66,768	58,539	56,475
Regulatory rider expense	44,992	39,666	37,605
Total Utility Gross Margin	$260,335	$227,370	$224,307
Operation and maintenance expense	106,814	98,035	97,006
Depreciation and amortization	29,417	37,723	35,648
Other taxes not reflected in utility gross margin	3,740	3,476	3,125
Operating income	$120,364	$88,136	$88,528
Other income	3,474	3,460	3,468
Interest expense, net of capitalized interest	18,706	21,277	21,182
Income tax provision	39,729	27,840	26,334
Net income	$65,403	$42,479	$44,480

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	2009		2008		2007
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$170,509	43.6	$154,307	40.8	$152,129	41.8
Commercial, Industrial and other	47,767	9.8	45,503	9.0	45,418	9.4
Firm Transportation	29,683	9.4	19,722	8.9	17,963	8.6
Total Firm Margin/Throughput	247,959	62.8	219,532	58.7	215,510	59.8
Incentive programs	12,057	66.1	7,656	34.5	8,125	36.5
Interruptible	319	4.1	482	6.4	672	6.5
BPU settlement	—	—	(300)	—	—	—
Total Utility Gross Margin/Throughput	$260,335	133.0	$227,370	99.6	$224,307	102.8

Utility Gross Margin

NJNG’s utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Utility gross margin is comprised of utility firm gross margin, incentive programs and utility gross margin from interruptible customers. Management

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s Operating revenues increased by $3.2 million, or 0.3 percent, and Gas purchases decreased by $43.3 million, or 5.8 percent, for fiscal 2009, as compared with fiscal 2008 as a result of:

•
an increase in Operating revenue related to firm sales in the amount of $79.9 million as a result of increases in BGSS, base rates, rates associated with riders and sales tax and TEFA as described below and an increase in Gas purchases in the amount of $39.2 million, as a result of the BGSS increases;

•
an increase in Operating revenue and Gas purchases related to firm sales in the amount of $52.2 million and $34.2 million, respectively, due primarily to weather being 8.9 percent colder than the same period of the prior fiscal year, partially offset by a decrease in Operating revenue of $19.2 million, as a result of lower accruals relating to the CIP during fiscal 2009;

•
a decrease in Operating revenue and Gas purchases related to off-system sales in the amount of $85.4 million and $86.6 million, respectively, as a result of a 47 percent lower average sales prices that decreased from $10.13/dth to $5.37/dth due to the change in the wholesale price of natural gas;

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

•
a decrease of $6.5 million in Gas purchases related to increased amounts received through the storage incentive program due primarily to the timing of the incentive margins during the program's injection period as compared with the same period in the prior fiscal year;

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $6.1 million and $5.4 million, respectively, due to a decrease in sales to electric co-generation customers; and

•
a decrease of $1.7 million in Gas purchases related to increased amounts earned through the financial risk management (FRM) and capacity release incentive programs of $3.8 million in fiscal 2009 as compared with $2.1 million in fiscal 2008 due primarily to lower NYMEX market prices in comparison to published benchmark prices, resulting in additional opportunities to purchase call options that were below the established quarterly Financial Risk Management (FRM) benchmark pricing levels.

NJNG’s Operating revenues increased by $73.2 million, or 7.3 percent, and Gas purchases increased by $66.0 million, or 9.6 percent, respectively, for fiscal 2008, as compared with fiscal 2007, primarily as a result of:

•
an increase in Operating revenue and Gas purchases related to off-system sales in the amount of $49.2 million and $47.5 million, respectively, due primarily to the change in the wholesale price of natural gas. During fiscal 2008, NJNG sold 29.2 Bcf at an average price of $10.13 per Bcf compared with 32.0 Bcf at an average price of $7.54 per Bcf during fiscal 2007 in the off-system market;

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

Sales tax and TEFA, which are presented as both components of Revenues and Operating Expenses in the Consolidated Statements of Income, totaled $66.8 million, $58.5 million and $56.5 million in fiscal years 2009, 2008 and 2007, respectively. For fiscal 2009, sales tax increased as a result of the increase of $120.1 million in Operating revenue from firm sales, as compared with fiscal 2008. This increase in fiscal 2008 as compared with fiscal 2007 is due primarily to an increase in Operating revenue of 7.3 percent.

Regulatory rider expenses are calculated on a per-therm basis. Regulatory rider expenses totaled $45 million, $39.7 million and $37.6 million in fiscal 2009, 2008, and 2007, respectively. The increase in regulatory rider expenses in fiscal 2009 is due primarily to an increase in the rider rate along with an increase in firm throughput of 4.1 Bcf compared with fiscal 2008. The increase in regulatory rider expenses in fiscal 2008 compared with fiscal 2007 was a result of an increase in the rider rate offset by a decrease in therms sold to customers as a result of reduced usage.

Utility gross margin is comprised of three major categories:

•	Utility Firm Gross Margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where revenues or margins generated or savings achieved from BPU-approved off-system sales, capacity release, Financial Risk Management or storage incentive programs (defined in Incentive Programs, below) are shared between customers and NJNG; and

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

Total utility firm gross margin increased $28.4 million, or 12.9 percent, in fiscal 2009, as compared with fiscal 2008, due primarily to an increase in residential and commercial margin as a result of an increase in base rates effective October 3, 2008, partially offset by a decrease in the amounts accrued through the CIP program. Firm margin was also favorably impacted by the increase in residential and commercial firm and transport customers of approximately 3,000 over fiscal 2008.

Total utility firm gross margin increased $4.0 million, or 1.9 percent, in fiscal 2008. The changes in fiscal 2008 were due primarily to a $1.9 million increase in residential sales service due to an increase in customer growth of 0.6 percent and a $1.8 million increase in residential and commercial transport margin due to an increase in customer growth of 16.2 percent.

Utility firm gross margin from residential service sales increased to $170.5 million for fiscal 2009, as compared with $154.3 million for fiscal 2008. NJNG delivered 43.6 Bcf compared with 40.8 Bcf, to its firm residential customers, due primarily to weather being 8.9 percent colder. Utility firm gross margin from residential service sales increased $2.2 million for fiscal 2008, as compared with $152.1 million in fiscal 2007. NJNG delivered 41.8 Bcf in fiscal 2007, to its firm residential customers.

The weather for fiscal 2009, was 0.9 percent colder-than-normal, based on a 20-year average, which resulted in a negative adjustment of utility gross margin under the weather component of the CIP of $(177,000), compared with fiscal 2008, which was 8.7 percent warmer than normal and had an accrual of $9.1 million. The weather in fiscal 2007 was 5.6 percent warmer than normal, which resulted in an accrual of $8.2 million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to a normal degree day.

Customer usage was lower than the established benchmark during fiscal 2009, which resulted in an accrual of utility gross margin under the CIP of $3.1 million, compared with $13 million for fiscal 2008. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer, which was amended with NJNG’s new base rates approved by the BPU effective October 3, 2008. Customer usage was also lower than the established benchmark during fiscal 2007, which resulted in an accrual of $8.3 million.

NJNG added 5,841, 7,175 and 8,421 new customers and added natural gas heat and other services to another 709, 728 and 770 existing customers in fiscal 2009, 2008 and 2007, respectively. The decline in customer growth rate is driven by a slower new construction market.

In fiscal 2010 and 2011, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. In addition, NJNG expects to convert an additional 700 existing customers per year to natural gas heat and other services. Achieving these expectations would represent an estimated annual customer growth rate of approximately 1.2 percent and result in an estimated sales increase of approximately 0.85 Bcf, annually. The Company believes that this growth would increase utility gross margin under NJNG’s CIP tariff, as provided by the Rate Order, by approximately $3.4 million annually.

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

The following table shows residential and commercial customers using transportation services as of the fiscal years ended September 30:
	2009	2008	2007
Residential transport	14,608	11,542	9,229
Commercial transport	6,357	5,288	4,875
Total transport	20,965	16,830	14,104

Utility firm gross margin from firm transportation service increased $10 million, or 50.5 percent in fiscal 2009. NJNG transported 9.4 Bcf for its firm customers in fiscal 2009, compared with 8.9 Bcf in fiscal 2008 due primarily to an increase in the number of residential and commercial transport customers. The increase in transportation customers was due primarily to an increase in marketing activity by third party natural gas providers in NJNG’s distribution territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Utility firm gross margin from firm transportation service increased $1.8 million, or 9.8 percent in fiscal 2008. NJNG transported 8.9 Bcf for its firm customers in fiscal 2008, compared with 8.6 Bcf in fiscal 2007. The increase in utility firm gross margin in fiscal 2008 was due primarily to an increase in the number of residential and commercial customers switching from firm sales service to firm transportation services, combined with the impact of the CIP program.

Incentive Programs

To reduce the overall cost of its natural gas supply commitments, NJNG has entered into contracts to sell natural gas to wholesale customers outside its franchise territory when natural gas is not needed for firm system requirements. These off-system sales enable NJNG to reduce its overall costs applicable to BGSS customers. NJNG also participates in the capacity release market on the interstate pipeline network when the capacity is not needed for its firm system requirements. NJNG retains 15 percent of the utility gross margin from these sales, with 85 percent credited to firm customers through the BGSS.

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

Gross margin under NJNG’s incentive programs increased $4.4 million in fiscal 2009 to $12.1 million and totaled 66.1 Bcf in fiscal 2009, compared with $7.7 million of utility gross margin and 34.5 Bcf in fiscal 2008. The increase in utility gross margin was due primarily to an increase of $1.2 million in off-systems sales, an increase of $1.5 million in capacity release and an increase of $ 1.5 million in storage incentives, as previously discussed.

Interruptible Revenues

As of September 30, 2009, NJNG serves 45 customers through interruptible sales as compared to 46 customers in fiscal 2008 and 45 customers in fiscal 2007. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 4.1 Bcf, or 3.1 percent of total throughput for fiscal 2009, 6.4 Bcf, or 6.4 percent of the total throughput during fiscal 2008 and 6.5 Bcf, or 6.3 percent of total throughput for fiscal 2007, they accounted for less than 1 percent of the total utility gross margin in each year as a result of the natural gas commodity costs being the largest component of the sales price.

Operation and Maintenance Expense

Operation and maintenance expense increased $8.8 million, or 9 percent, during fiscal 2009, as compared with fiscal 2008, due primarily to:

•
increased benefit costs of $3.1 million, primarily due to a $1.4 million credit in fiscal 2008, that did not recur in fiscal 2009, related to an adjustment to accrued medical premium expenses to reflect lower costs based on actual claims, coupled with higher medical claims in fiscal 2009 and increased Pension/OPEB costs;

•	an increase in the bad debt expense of $2.5 million associated with higher operating revenues and additional write-offs as a result of the economic recession and the aging of receivables;

•	increased labor costs of $1.1 million due primarily to annual wage increases and an increase in the number of employees;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase in computer software leasing and maintenance of $1.0 million;

•	higher pipeline integrity management costs of $641,000 due to additional system assessments; and

•	an increase of $515,000 in contractors expenses due to third party damage repair and increased maintenance.

Operation and maintenance expense increased $1.0 million, or 1.1 percent, in fiscal 2008 as compared with fiscal 2007 due primarily to:

•	higher compensation costs of $5.9 million as a result of an increase in the number of employees and overtime labor as well as annual wage increases;

•	an increase of $1.5 million due primarily to an increase in NJNG’s shared services expenses, including labor costs and consulting fees related to various tax positions;

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

Depreciation Expense

Depreciation expense decreased $8.3 million in fiscal 2009 compared to fiscal 2008 due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of the base rate case. Depreciation expense in fiscal 2008 increased $2.1 million, as compared with fiscal 2007, as a result of greater utility plant being placed into service.

Operating Income

Operating income increased $32.2 million, or 36.6 percent, in fiscal 2009, as compared with fiscal 2008, due primarily to:

•	an increase in total Utility gross margin of $33 million, as previously discussed;

•	a decrease in depreciation expense of $8.3 million, as previously discussed; partially offset by

•	an increase in Operations and maintenance expense in the amount of $8.8 million, as previously discussed; and.

•	a decrease in interest income of $660,000, due primarily to a settlement of a counterparty receivable that included interest income on escrowed amounts in fiscal 2008.

Operating income remained relatively consistent at $88.1 million and $88.5 million, respectively, in fiscal 2008 as compared with fiscal 2007, due primarily to:

•	an increase in total Utility gross margin of $3.1 million, as previously discussed;

•	an increase in Depreciation expense of $2.1 million, as a result of greater utility plant being placed into service; partially offset by

•	an increase in Operation and maintenance expenses of $1.0 million, as previously discussed; and

•	Interest income remained relatively consistent.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense decreased $2.6 million in fiscal 2009, compared with fiscal 2008, due primarily to:

•	lower average interest rates and balances related to NJNG’s commercial paper program, as well as lower rates associated with its variable rate EDA bonds; partially offset by

•	the issuance of long-term fixed rate debt of $125 million in May 2008, partially offset by the redemption of a $30 million bond on November 1, 2008.

Interest expense in fiscal 2008 remained consistent as compared with fiscal 2007. NJNG issued additional fixed-rate debt during fiscal 2008 and incurred higher rates on it variable-rate debt, however, the resulting increases in interest expense were offset by lower rates on NJNG’s commercial paper as well as lower BGSS interest due to a decrease in overrecovered gas costs.

Net Income

Net income increased $22.9 million, or 54 percent, to $65.4 million in fiscal 2009, as compared with fiscal 2008 due primarily to an increase in Operating income of approximately $32.2 million and lower Interest expense of $2.6 million, as discussed above, partially offset by higher income tax expense of $11.9 million, as a result of the higher pre-tax income.

Net income decreased $2.0 million, or 4.5 percent, in fiscal 2008, as compared with fiscal 2007 due primarily to lower Operating income as described above and an increase in income tax expense of approximately $1.5 million due to a one-time net after tax charge of $1.0 million related to a tax position associated with utility property.

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

Predominantly all of NJRES’ physical purchases and sales of natural gas result in the physical delivery of natural gas. Prior to fiscal 2009, NJRES applied normal accounting treatment as allowed by GAAP to certain of its physical commodity contracts, under which related liabilities incurred and assets acquired were recorded when title to the underlying commodity passed. As of October 1, 2008, NJRES has elected not to use normal accounting treatment. Therefore, all NJRES physical commodity contracts are recorded at fair value in the Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of Operating revenues and Gas purchases, respectively, in the Consolidated Statements of Income.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

Operating Results

NJRES’ financial results for the fiscal years ended September 30 are summarized as follows:

(Thousands)	2009	2008	2007
Operating revenues	$1,498,742	$2,714,733	$1,994,682
Gas purchases (including demand charges)	1,537,634	2,577,667	1,938,359
Gross (loss) margin	(38,892)	137,066	56,323
Operation and maintenance expense	16,468	27,384	18,521
Depreciation and amortization	205	206	214
Other taxes	1,574	1,134	660
Operating (loss) income	(57,139)	108,342	36,928
Other income	570	204	555
Interest expense, net	322	2,574	4,222
Income tax (benefit) provision	(24,259)	38,806	14,311
Net (loss) income	$(32,632)	$67,166	$18,950

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of Gas purchases in the Consolidated Statements of Income.

As of September 30, 2009, NJRES’ portfolio of financial derivative instruments was comprised of:

•	31.5 Bcf of net short futures contracts and fixed swap positions, with an average fixed price of $6.31 per dekatherm (dth);

•	11.5 Bcf of net short basis swap positions.

As of September 30, 2008, NJRES’ portfolio of financial derivative instruments was comprised of:

•	20.7 Bcf of net short futures contracts and fixed swap positions, with an average fixed price of $12.04 per dth;

•	46.4 Bcf of net short basis swap positions.

NJRES’ portfolio as of September 30, 2007, was comprised of:

•	28.4 Bcf of net short futures contracts and fixed swap positions, with an average fixed price of $10.79 per dth;

•	49.9 Bcf of net short basis swap positions.

Gross Margin

Gross margin for fiscal 2009, decreased by $176 million, compared with fiscal 2008, due primarily to higher realized losses associated with economic hedges of the purchase prices of our natural gas in inventory as well as increased unrealized losses during fiscal 2009. The combination of these changes in values generated a net unfavorable variance of $(136.5) million in overall values on its financial and physical commodity contracts compared with fiscal 2008.

NJRES’ results during fiscal 2009, were impacted by the continuing decline in the price of natural gas resulting in realized (losses) related to gas in inventory of $(55.9) million compared to gains of $14.5 million during the prior year. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The losses incurred during fiscal 2009 resulted from a lower settlement price as compared to the original hedge price (or trade price) consistent with a general decline in the market price of natural gas. Conversely, fiscal 2008 was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

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

In addition to the realized amounts discussed above, NJRES had unrealized (losses) gains of $(47.6) million and $18.4 million during fiscal 2009 and fiscal 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Also contributing to the lower margin that resulted from the higher net losses discussed above, was a decrease in storage spreads during fiscal 2009, as described further in the discussion of financial margin in the Non-GAAP measures section.

NJRES had a gross margin of $137.1 million and $56.3 million in fiscal 2008 and fiscal 2007, respectively. The increase in gross margin of approximately 143.4 percent is primarily due to larger gains on derivative contracts in fiscal 2008 as compared to fiscal 2007.

Since NJRES’ portfolio of financial derivative instruments is comprised of net short positions, the overall higher average fixed prices resulted in unrealized and realized gains of $18.4 million and $14.5 million, respectively, for fiscal 2008, as compared with unrealized losses and realized gains of $(63.5) million and $28.6 million, respectively, in fiscal 2007. The realized gains noted above of $14.5 million in fiscal 2008 and $28.6 in fiscal 2007, resulted from the settlement of open derivative instruments that were economically hedging natural gas still in storage inventory and not yet sold.

NJRES’ gross margin in fiscal 2008 benefitted from a 46 percent decline in average market prices during the fourth quarter. Average market prices related to the financial derivatives in NJRES’ portfolio decreased from $14.64 per dth as of June 30, 2008 to $7.95 per dth as of September 30, 2008, resulting in unrealized and realized gains during the fourth quarter of $195.5 million and $2.3 million, respectively.

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

Net financial earnings is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage also included in current period net loss, however financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

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

The following table is a computation of financial margin of NJRES for the fiscal years ended September 30:

(Thousands)	2009	2008	2007
Operating revenues	$1,498,742	$2,714,733	$1,994,682
Gas purchases	1,537,634	2,577,667	1,938,359
Add:
Unrealized loss (gain) on derivative instruments	47,631	(18,449)	63,474
Effects of economic hedging related to natural gas inventory and certain demand fees	55,940	(14,528)	(28,598)
Financial margin	$64,679	$104,089	$91,199

A reconciliation of Operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows for the years ended September 30:

(Thousands)	2009	2008	2007
Operating (loss) income	$(57,139)	$108,342	$36,928
Add:
Operation and maintenance expense	16,468	27,384	18,521
Depreciation and amortization	205	206	214
Other taxes	1,574	1,134	660
Subtotal – Gross margin	(38,892)	137,066	56,323
Add:
Unrealized loss (gain) on derivative instruments	47,631	(18,449)	63,474
Effects of economic hedging related to natural gas inventory and certain demand fees	55,940	(14,528)	(28,598)
Financial margin	$64,679	$104,089	$91,199

A reconciliation of Net (loss) income to net financial earnings is as follows for the years ended September 30:

(Thousands)	2009	2008	2007
Net (loss) income	$(32,632)	$67,166	$18,950
Add:
Unrealized loss (gain) on derivative instruments, net of taxes	29,337	(10,838)	37,986
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	34,474	(9,325)	(16,788)
Net financial earnings	$31,179	$47,003	$40,148

Financial margin in fiscal 2009 and fiscal 2008, was $64.7 million and $104.1 million, respectively. The decrease of $39.4 million is due to the expiration of a favorable physical transport capacity contract servicing the Northeast market region that was no longer available for asset optimization in fiscal 2009, along with the transportation portfolio experiencing lower hedged values coupled with higher capacity fees, and a decrease in financial margin from the storage portfolio. Financial margin from the storage portfolio decreased by $22.6 million, as compared with fiscal 2008, due primarily to lower average spreads on storage positions in fiscal 2009.

NJRES' financial margin in fiscal 2008 increased $12.9 million, compared with fiscal 2007, due primarily to the acquisition of additional transport contracts for the Northeast market region during the first quarter of fiscal 2008. The additional transport contracts enabled NJRES to transact greater volumes in the market region along with establishing more favorable locational spreads that contributed to higher margins. The average maximum daily quantity of firm transportation capacity (excluding asset management contracts) increased to 803,776 dth in fiscal 2008 from 766,403 dth in fiscal 2007.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in financial margin during fiscal 2008 was also due to additional arbitrage opportunities for NJRES’ daily sales optimization activities. The arbitrage opportunities were partly attributable to market price volatility that primarily benefited NJRES’ Northeast market region during the fourth quarter of fiscal 2008. Locational price fluctuations may arise from numerous factors, including severe weather patterns such as those experienced during fiscal 2009 by hurricanes Ike and Gustav in the Gulf of Mexico. NJRES’ overall sales volumes increased to 292.5 Bcf during fiscal 2008 from 260.1 Bcf during fiscal 2007.

Partially offsetting the increase in financial margin from the above described activities were lower average time spreads on storage positions, which decreased to $0.372 per dth in fiscal 2008 from $0.528 per dth in fiscal 2007. The decrease in average time spreads on storage positions is attributable primarily to pricing conditions that existed during the month of February 2007, primarily as a result of weather conditions, which enabled NJRES to transact a significant volume of withdrawals from existing storage positions that generated higher storage margins in the prior fiscal year. Fiscal 2008 did not experience a similar pricing event for time spreads.

Operation and Maintenance Expense (O&M)

Operation and maintenance expense decreased $10.9 million, or 39.9 percent, during fiscal 2009, as compared with fiscal 2008, due primarily to a $5.4 million decrease in incentive-based compensation expense and a $5.3 million decrease in charitable contributions.

Operation and maintenance expense increased by $8.9 million in fiscal 2008 due primarily to an increase of $4.8 million in charitable contributions, an aggregate increase of $4.1 million for corporate services, compensation costs (as a result of higher salary and incentive costs based on performance measures), greater support expenses and increased accounting fees. In March 2008, NJRES established a physical presence near the Gulf region by opening a satellite office in Houston, Texas, which also contributed to some of the increases in compensation and support costs.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market and continued access to the capital markets.

Retail and Other Operations

The consolidated financial results of Retail and Other for the fiscal years ended September 30 are summarized as follows:

(Thousands)	2009	2008	2007
Operating revenues	$14,008	$22,850	$21,776
Operation and maintenance expense	$26,073	$23,162	$21,074
Equity in earnings, net of tax	$4,265	$1,988	$1,662
Net loss	$(5,529)	$(477)	$(497)

Operating revenue decreased $8.8 million, or 38.7 percent, in fiscal 2009, to $14 million as compared with $22.9 million in fiscal 2008, due primarily to greater unrealized losses at NJR Energy, which were the result of declining market prices within a portfolio of net long financial derivative positions along with a decrease in installation revenue at NJRHS.

Operating revenue in fiscal 2008, increased $1.1 million compared with fiscal 2007 due primarily to increased rental income of $1.0 million at CR&R as a result of an increase of office space leased in a building completed in May 2007, and $1.1 million at NJRHS due primarily to increased service contract revenue, partially offset by higher unrealized losses related to NJR Energy’s financial derivative contracts. The portfolio of swap contracts is comprised primarily of long positions, which decrease in value during periods of declining market prices

Operation and maintenance expenses in fiscal 2009 increased $2.9 million, as compared with fiscal 2008, due primarily to higher labor costs and increased building and utilities expenses and higher health care costs at NJRHS. Operation and maintenance expense increased by $2.1 million in fiscal 2008 compared with fiscal 2007, due primarily to higher compensation costs resulting from annual wage increases and increased shared services expenses.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Taxes netted in Equity in earnings from Iroquois are $1.8 million, $1.3 million and $1.1 million and are included in the Consolidated Statements of Income for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC-regulated tariffs. Similarly, Equity in earnings from Steckman Ridge is driven by storage revenues based on FERC-regulated tariff. Taxes netted in Equity in earnings from Steckman Ridge were $1.1 million in fiscal 2009.

Net loss for fiscal 2009, increased $5.1 million, compared with fiscal 2008, due primarily to the decreased operating revenue at NJR Energy and NJRHS and the increased O&M expenses, partially offset by an increase in equity in earnings and lower income tax expense as a result of the lower Operating income.

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

The Income statement impact includes unrealized (losses) associated with these derivative instruments of $(16.8) million, $(8.2) million and $(7.2) for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, which are recorded, pre-tax, as a component of Operating revenues.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

(Thousands)	2009	2008	2007
Net loss	$(5,529)	$(477)	$(497)
Add:
Unrealized loss on derivative instruments, net of taxes	9,917	4,810	4,223
Net financial earnings	$4,388	$4,333	$3,726

Net financial earnings remained relatively flat for fiscal 2009 compared with fiscal 2008. Equity in earnings, net of tax, increased $2.3 million due to improved earnings at Iroquois, partially offset by a increases in Operation and maintenance and Interest expense, as noted above.

Net financial earnings increased $607,000 in fiscal 2008 compared with fiscal 2007, due primarily to increases in Operating revenue, and equity in earnings, offset by an increase in O&M as previously discussed.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure at September 30 was as follows:

	2009	2008
Common stock equity	53%	51%
Long-term debt	35	32
Short-term debt	12	17
Total	100%	100%

When netting NJR’s cash balance of $36.2 million and $42.6 million at September 30, 2009 and 2008, respectively, with short-term debt balances, the corresponding capital ratios of common stock equity, long-term debt and short term debt are 55 percent, 36 percent and 9 percent at September 30, 2009 and 53 percent, 33 percent and 14 percent at September 30, 2008.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options that were granted under the Company’s long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market, treasury shares or newly issued shares. NJR issued approximately 549,000 shares related to the DRP and exercised options during fiscal 2009.

On January 23, 2008, NJR’s Board of Directors approved a 3-for 2-stock split in the form of a dividend for the Company’s common stock shareholders of record on February 8, 2008. The additional shares were issued on March 3, 2008, resulting in an increase in average shares outstanding from approximately 28 million to approximately 42 million.

The Company has a share repurchase program that provides for the repurchase of up to 6.8 million shares on a split-adjusted basis. As of September 30, 2009, the Company repurchased approximately 6.5 million of those shares and has the ability to repurchase approximately 325,000 additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of September 30, 2009, NJR, NJRES and NJNG had committed credit facilities of $605 million with approximately $448.9 million available under these facilities (see Note 8. Short-term debt and credit facilities).

NJR believes that as of September 30, 2009, NJR and NJNG were, and currently are, in compliance with all financial covenants, which consists of a debt-to-capital ratio covenant and an additional interest coverage ratio covenant for NJNG.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries’ working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2010 and 2011 will be met through the issuance of short-term and long-term debt and proceeds from the Company’s DRP. The continued tightening of the U.S. credit markets and the continuing flight of banks to preserve capital have led to a slowdown of lending between banks, which has trickled downstream to businesses. A prolonged constriction of credit availability could possibly affect management’s ability to borrow.

On August 24, 2009, NJNG, filed a petition in Docket No. GF09080702 with the BPU , pursuant to N.J.S.A. 48:3-7 and 48:3-9 and N.J.A.C. 14:1-5.9, requesting authorization over a three year period to issue debt, renew its expiring credit facility, enter into interest rate hedging transactions and increase the size of its meter leasing program should the necessity arise.

NJR

On September 24, 2007, NJR issued $50 million of Unsecured Senior Notes, which were used for financing its initial investment in Steckman Ridge and general corporate purposes, including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

On March 15, 2009, NJR fully repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

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

Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. As of September 30, 2009, NJR’s effective rate was 0.57 percent on outstanding borrowings of $143.4 million under this credit facility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial covenants contained in NJR’s credit facility include a maximum debt-to-total capitalization of 65 percent. At September 30, 2009, the debt-to-total capitalization was 46 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR’s credit facility.

NJR’s short-term borrowings at September 30, 2009, increased to $143.4 million from $32.7 million at September 30, 2008 due primarily to NJR’s increased investment in Steckman Ridge and additional share repurchases.

As of September 30, 2009, NJR had a $12 million letter of credit outstanding on behalf of NJRES, which will expire on December 31, 2009, which is used for margin requirements for natural gas transactions. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2009 and is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

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

On November 1, 2008, upon maturity, NJNG redeemed in full its $30 million, 6.27 percent, Series X First Mortgage bonds.

In October 2007, NJNG entered into an agreement for standby letters of credit that may be drawn upon through December 15, 2009, for up to $50 million. As of September 30, 2009, no letters of credit have been issued under this agreement. These letters of credit would not reduce the amount available to be borrowed under NJNG’s credit facility.

To support the issuance of commercial paper, NJNG has a $250 million committed credit facility with several banks, with a 5-year term expiring in December 2009. NJNG currently plans to renew or replace this facility prior to or upon its expiration. NJNG had no commercial paper outstanding as of September 30, 2009, compared with $145.5 million as of September 30, 2008. Borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00.

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018, in the private placement market pursuant to a note purchase agreement. The notes are secured until the release date (which is the date at which the security provided by the pledge under NJNG’s mortgage indenture would no longer be available to holders of any outstanding series of NJNG’s senior secured notes, and such indebtedness would become senior unsecured indebtedness) by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the notes were used to refinance short-term debt and to fund capital expenditure requirements.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the securities. The interest rates associated with the NJNG’s variable-rate debt are based on the rates of the related EDA ARS. As of September 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined in the EDA ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of September 30, 2009, the 30-day LIBOR rate was 0.25 percent. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.44 percent as of September 30, 2009, compared with a weighted average

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

interest rate of 4.6 percent as of September 30, 2008. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES had a 3-year, $30 million committed credit facility with a multinational financial institution that expired in October 2009. Borrowings under this facility were guaranteed by NJR. As of September 30, 2009, there were no borrowings under this facility. Upon expiration, the credit facility was not renewed.

Sale-Leaseback

NJNG received approximately $6.3 million, $7.5 million and $5.5 million in fiscal 2009, 2008 and 2007, respectively, related to the sale-leaseback of a portion of its gas meters. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2009.

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$561,262	$16,973	$51,195	$89,526	$403,568
Capital lease obligations (1)	83,448	9,943	21,499	15,379	36,627
Operating leases (1)	10,459	2,938	3,984	2,034	1,503
Short-term debt	143,400	143,400	—	—	—
New Jersey Clean Energy Program (1)	39,369	10,920	23,973	4,476	—
Construction obligations	3,789	3,789	—	—	—
Accelerated Infrastructure Program (AIP)	67,281	46,725	20,556	—	—
Remediation expenditures (2)	146,700	17,360	38,000	11,500	79,840
Natural gas supply purchase obligations–NJNG	55,883	54,239	1,644	—	—
Demand fee commitments - NJNG	717,524	106,854	191,789	161,335	257,546
Natural gas supply purchase obligations–NJRES	722,588	444,490	267,510	10,588	—
Demand fee commitments - NJRES	192,199	79,219	59,430	27,966	25,584
Total contractual cash obligations	$2,743,902	$936,850	$679,580	$322,804	$804,668
(1) These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2) Expenditures are estimated.

In fiscal 2009, the Company had no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. In fiscal 2009, NJR made discretionary contributions of $25.6 million to the Pension plans. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. An additional contribution of $4.4 million was made on October 1, 2009. This amount is expected to cover the additional cost of benefits accruing during fiscal 2010. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. In 2004, the Company elected to pre-fund most of the annual required contributions expected for the subsequent five fiscal years. The Company contributed approximately $1.9 million in fiscal 2009 to its OPEB plan and expects future funding to range from $5 million to $7 million annually over the next five years in accordance with BPU requirements. Actual contributions may be higher or lower based on market conditions and various assumptions.

As of September 30, 2009, there were NJR guarantees covering approximately $345 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of September 30, 2009, NJR has invested approximately $122.5 million in Steckman Ridge. Steckman Ridge may  seek non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

NJNG’s total capital expenditures are estimated at $110.2 million and $86.5 million in fiscal 2010 and 2011, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2010 and 2011 include an estimated $44.2 million and $20.6 million, respectively, related to AIP construction costs.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $267.2 million in fiscal 2009, compared with $132.4 million in fiscal 2008. NJR employs the indirect method when preparing its Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income decreased $81.9 million during fiscal 2009, due primarily to higher realized losses associated with natural gas in inventory at NJRES, as well as higher unrealized losses associated with decreases in the values of financial derivative instruments at NJRES and NJR Energy. In addition, changes in working capital that contributed to the increase in operating cash flows during fiscal 2009, as compared with fiscal 2008 are as follows:

•
lower costs associated with natural gas inventory at NJRES due primarily to the decline in commodity prices in fiscal 2009 compared to rising prices during fiscal 2008. As a general indicator, NYMEX prices declined approximately 50 percent during fiscal 2009 compared with an increase of approximately 16 percent during fiscal 2008;

•
a reduction in receivable balances at NJRES due primarily to a 63 percent decrease in average sales price in fiscal 2009 compared with an increase in receivable balances during fiscal 2008, which resulted from a 31 percent increase in volumes coupled with a 37 percent increase in average sales prices;

•
an increase in NJNG’s gas costs recovered during fiscal 2009 as a result of gas costs falling below the commodity component of NJNG’s BGSS rate billed to its customers compared with fiscal 2008. The amount of gas costs overrecovered was moderated by a BGSS refund of $30 million issued to NJNG’s customers during fiscal 2008 and temporary rate credits of $45 million during fiscal 2009;

These increases in operating cash flows were offset by the following:

•	discretionary cash contributions of $27.7 million to NJR’s postemployment benefit plans; and

•
a decrease in NJRES payable balances primarily related to a 70 percent decrease in the cost of natural gas purchases, offset by a 25 percent increase in purchase volumes as compared with an increase in both cost and volumes, during fiscal 2008, as described below.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash flow generated from operating activities totaled $132.4 million in fiscal 2008, compared with $122.4 million in fiscal 2007. Higher net income contributed to the increase, primarily driven by higher net unrealized gains and realized gains associated with natural gas in inventory. The increase was offset by changes in the following components of working capital:

•
at NJRES, an increase in natural gas inventory balances during fiscal 2008 to facilitate greater sales volumes, coupled with a 25 percent rise in the Company’s average cost of gas compared with fiscal 2007;

•
an increase in sales volumes at NJRES of approximately 5.6 Bcf in fiscal 2008 compared with 2.9 Bcf in fiscal 2007 that resulted in an increase in receivable balances as of September 30, 2008, as compared with September 30, 2007. NJRES receivable balances, were impacted by a 37 percent increase in the average sales price for the month of September 2008 as compared with September 2007, as a result of the increase in the wholesale price of natural gas;

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

NJNG’s MGP expenditures are currently expected to total $17.4 million in fiscal 2010 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $121.3 million in fiscal 2009, compared with $103.9 million in fiscal 2008. The increase in cash used was due primarily to an increased investment in Steckman Ridge and higher NJNG utility plant expenditures offset by the drawdown from the restricted cash construction fund.

Cash flows used in investing activities decreased $14.8 million in fiscal 2008, from $118.7 million in fiscal 2007. The decrease was due primarily to a reduction in the investments in Steckman Ridge offset by increases in utility plant expenditures.

The Company’s capital expenditures for fiscal 2007 through fiscal 2009 and projected capital requirements for fiscal years 2010 and 2011 are as follows:

(Thousands)	2011	2010	2009	2008	2007
Natural Gas Distribution	$86,547	$110,192	$82,757	$80,131	$67,937
Energy Services	200	200	—	86	—
Retail and Other	700	700	388	1,031	2,777
Total	$87,447	$111,092	$83,145	$81,248	$70,714

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2010 and 2011 when compared with the capital spending in fiscal 2009, due primarily to accelerated spending related to the AIP projects, which are estimated at $44.2 million and $20.5 million, respectively.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At September 30, 2009, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land. In fiscal 2009 and fiscal 2008, capital expenditures of $289,000 and $408,000, respectively, were primarily related to CR&R’s construction of the 56,400-square-foot office building.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On June 5, 2008, the Federal Energy Regulatory Commission (FERC) issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. On April 1, 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation. Customers have begun to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of September 30, 2009, NJR has invested $122.5 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge may seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2010.

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

Cash flow used in financing activities totaled $(152.4) million in fiscal 2009, compared with cash generated during fiscal 2008 of $9.1 million. During fiscal 2009, NJNG repaid its $30 million, 6.27 percent, Series X Mortgage bonds and NJR repaid its $25 million, 3.75 percent, unsecured senior notes. In addition, the Company reduced its short-term borrowings as a result of improved cash flows from operations.

Cash flow generated from financing activities totaled $9.1 million in fiscal 2008, compared with $(3.5) million used in fiscal 2007. The increase was due primarily to an increase in total borrowings, including a long-term fixed rate debt issuance of $125 million offset by payments of short-term debt of $78.3 million and an increase in common stock dividend payments and share repurchases.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.44 percent as of September 30, 2009, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010, to sell remaining volumes of approximately 2.6 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives from September 30, 2008, to September 30, 2009:

	Balance	Increase	Less	Balance
	September 30,	(Decrease) in Fair	Amounts	September 30,
(Thousands)	2008	Market Value	Settled	2009
NJNG	$(49,610)	$(69,710)	$(111,247)	$(8,073)
NJRES	89,571	99,866	161,511	27,926
NJR Energy	20,190	(20,986)	(4,151)	3,355
Total	$60,151	$9,170	$46,113	$23,208

There were no changes in methods of valuations during the year ended September 30, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at September 30, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2010	2011	2012-2014	After 2014	Total Fair Value
Price based on NYMEX	$10,272	$(2,755)	$68	—	$7,585
Price based on other external data	13,316	1,157	1,150	—	15,623
Total	$23,588	$(1,598)	$1,218	—	$23,208

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type as of September 30, 2009:

		Volume Bcf	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.4	$4.61 - $9.19	$(4,740)
	Swaps	(14.5)	$2.90 - $7.16	(5,860)
	Options	8.0	$4.50 - $9.50	2,527
NJRES	Futures	(19.8)	$2.47 - $10.35	11,492
	Swaps	(23.2)	$2.41 - $12.44	16,354
	Options	4.0	$1.75 - $4.25	80
NJR Energy	Swaps	2.6	$3.55 - $ 4.46	3,355
Total				$23,208

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2008 to September 30, 2009:

(Thousands)	Balance September 30, 2008	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2009
NJRES - Prices based on other external data	$20,237	$8,160	$12,102	$16,295

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

The VaR at September 30, 2009, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $930,000. The VaR with a 99 percent confidence level and a 10-day holding period was $4.1 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2009. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

NJNG’s counterparty credit exposure as of September 30, 2009, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$19,543	$17,421
Noninvestment grade	373	—
Internally rated investment grade	64	62
Internally rated noninvestment grade	—	—
Total	$19,980	$17,483

All other counterparty credit exposure as of September 30, 2009, is as follows:

	Gross Credit	Net Credit
(Thousands)	Exposure	Exposure
Investment grade	$75,791	$57,660
Noninvestment grade	8,833	3,733
Internally rated investment grade	13,717	6,146
Internally rated noninvestment grade	4,786	928
Total	$103,127	$68,467

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

Interest Rate Risk–Long-Term Debt

As of September 30, 2009, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of September 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.44 percent as of September 30, 2009. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

At September 30, 2009, the Company (excluding NJNG) had no variable-rate long-term debt.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
improvements in the design of internal control over financial reporting related to the accounting of commodity transacting, resulting in the implementation of new and expanded processes and controls; and

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States.

The conclusions of the Company’s principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, which appears herein.

November 30, 2009

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of income, common stock equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 30, 2009

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2009 of the Company and our report dated November 30, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 30, 2009

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Thousands)
Fiscal Years Ended September 30,	2009	2008	2007

OPERATING REVENUES	$2,592,460	$3,816,210	$3,021,765
OPERATING EXPENSES
Gas purchases	2,245,169	3,330,756	2,625,560
Operation and maintenance	149,151	148,384	136,601
Regulatory rider expenses	44,992	39,666	37,605
Depreciation and amortization	30,328	38,464	36,235
Energy and other taxes	74,750	65,602	62,499
Total operating expenses	2,544,390	3,622,872	2,898,500
OPERATING INCOME	48,070	193,338	123,265
Other income	4,409	4,368	4,294
Interest expense, net of capitalized interest	21,014	25,811	27,613
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	31,465	171,895	99,946
Income tax provision	8,488	64,715	38,675
Equity in earnings of affiliates, net of tax	4,265	1,988	1,662
NET INCOME	$27,242	$109,168	$62,933

EARNINGS PER COMMON SHARE
BASIC	$0.65	$2.61	$1.50
DILUTED	$0.64	$2.59	$1.49

DIVIDENDS PER COMMON SHARE	$1.24	$1.11	$1.01

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,119	41,878	41,855
DILUTED	42,465	42,176	42,113

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,242	$109,168	$62,933
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	64,465	(12,929)	58,394
Depreciation and amortization	31,142	39,367	36,536
Impairment charge	—	—	4,000
Allowance for equity used during construction	(568)	—	—
Allowance for bad debt expense	9,739	4,530	3,348
Deferred income taxes	(31,435)	13,715	16,127
Manufactured gas plant remediation costs	(12,867)	(18,958)	(20,171)
Equity in earnings from investments, net of distributions	2,924	(52)	(556)
Cost of removal – asset retirement obligations	(943)	(969)	(880)
Contributions to postemployment benefit plans	(27,676)	(1,014)	(685)
Changes in:
Components of working capital	154,271	(35,992)	(66,984)
Other noncurrent assets	5,886	(4,591)	23,707
Other noncurrent liabilities	45,061	40,093	6,637
Cash flows from operating activities	267,241	132,368	122,406
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for
Utility plant	(75,107)	(72,329)	(60,747)
Real estate properties and other	(388)	(1,117)	(2,777)
Cost of removal	(6,139)	(6,833)	(6,310)
Investments in equity investees	(43,843)	(23,662)	(54,978)
Release from restricted cash construction fund	4,200	—	4,300
Proceeds from asset sales and available for sale investments	—	—	1,792
Cash flows used in investing activities	(121,277)	(103,941)	(118,720)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,441	16,028	18,515
Proceeds from long-term debt	—	125,000	49,850
Tax benefit from stock options exercised	1,686	630	1,761
Proceeds from sale-leaseback transaction	6,268	7,485	5,482
Payments of long-term debt	(60,362)	(5,565)	(4,031)
Purchases of treasury stock	(30,670)	(11,039)	(9,024)
Payments of common stock dividends	(50,967)	(45,201)	(41,869)
Net payments of short-term debt	(34,800)	(78,279)	(24,221)
Cash flows (used in) from financing activities	(152,404)	9,059	(3,537)
Change in cash and temporary investments	(6,440)	37,486	149
Cash and temporary investments at beginning of year	42,626	5,140	4,991
Cash and temporary investments at end of year	$36,186	$42,626	$5,140
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$117,733	$(98,326)	$1,958
Inventories	169,157	(50,747)	54,301
Recovery of gas costs	64,197	(37,577)	7,873
Gas purchases payable	(193,487)	134,335	(96,618)
Prepaid and accrued taxes	(8,047)	767	(16,160)
Accounts payable and other	(5,593)	(1,117)	9,152
Restricted broker margin accounts	(14,045)	(15,003)	19,411
Customers’ credit balances and deposits	9,760	36,195	(33,698)
Other current assets	14,596	(4,519)	(13,203)
Total	$154,271	$(35,992)	$(66,984)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$18,866	$25,877	$26,403
Income taxes	$34,298	$28,763	$52,549

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2009	2008

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,438,945	$1,366,237
Real estate properties and other, at cost	30,195	29,808
	1,469,140	1,396,045
Accumulated depreciation and amortization	(404,701)	(378,759)
Property, plant and equipment, net	1,064,439	1,017,286

CURRENT ASSETS
Cash and temporary investments	36,186	42,626
Customer accounts receivable
Billed	101,945	227,132
Unbilled revenues	8,616	9,417
Allowance for doubtful accounts	(6,064)	(4,580)
Regulatory assets	5,878	51,376
Gas in storage, at average cost	297,464	467,537
Materials and supplies, at average cost	6,026	5,110
Prepaid state taxes	37,886	37,271
Derivatives, at fair value	131,070	227,224
Restricted broker margin accounts	26,250	41,277
Deferred taxes	20,801	—
Other	18,131	15,181
Total current assets	684,189	1,119,571

NONCURRENT ASSETS
Investments in equity investees	160,508	115,981
Regulatory assets	391,025	340,670
Derivatives, at fair value	9,536	24,497
Restricted cash construction fund	—	4,200
Other	11,333	13,092
Total noncurrent assets	572,402	498,440
Total assets	$2,321,030	$2,635,297

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2009	2008

CAPITALIZATION
Common stock equity	$689,726	$728,068
Long-term debt	455,492	455,117
Total capitalization	1,145,218	1,183,185

CURRENT LIABILITIES
Current maturities of long-term debt	6,510	60,119
Short-term debt	143,400	178,200
Gas purchases payable	130,112	323,600
Accounts payable and other	44,448	61,735
Dividends payable	13,026	11,776
Deferred and accrued taxes	3,475	24,720
Regulatory liabilities	36,203	—
New Jersey clean energy program	10,920	3,056
Derivatives, at fair value	94,853	146,320
Restricted broker margin accounts	—	29,072
Customers’ credit balances and deposits	73,218	63,455
Total current liabilities	556,165	902,053

NONCURRENT LIABILITIES
Deferred income taxes	243,593	240,414
Deferred investment tax credits	6,870	7,192
Deferred revenue	8,203	9,090
Derivatives, at fair value	6,250	25,016
Manufactured gas plant remediation	146,700	120,730
Postemployment employee benefit liability	89,035	52,272
Regulatory liabilities	56,450	63,419
New Jersey clean energy program	28,449	—
Asset retirement obligation	25,097	24,416
Other	9,000	7,510
Total noncurrent liabilities	619,647	550,059
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,321,030	$2,635,297

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands, except share amounts)
September 30,			2009	2008

COMMON STOCK EQUITY
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2009–43,762,475; 2008–43,439,329			$109,386	$108,599
Premium on common stock			249,219	237,001
Accumulated other comprehensive (loss), net of tax			(10,052)	(2,714)
Treasury stock at cost and other; shares 2009–2,176,724; 2008–1,381,735			(84,598)	(65,564)
Retained earnings			425,771	450,746
Total Common stock equity			689,726	728,068

LONG-TERM DEBT
New Jersey Natural Gas
First mortgage bonds:		Maturity date:
6.27%	Series X	November 1, 2008	—	30,000
Variable	Series AA	August 1, 2030	25,000	25,000
Variable	Series BB	August 1, 2030	16,000	16,000
6.88%	Series CC	October 1, 2010	20,000	20,000
Variable	Series DD	September 1, 2027	13,500	13,500
Variable	Series EE	January 1, 2028	9,545	9,545
Variable	Series FF	January 1, 2028	15,000	15,000
Variable	Series GG	April 1, 2033	18,000	18,000
5%	Series HH	December 1, 2038	12,000	12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation–Buildings		June 1, 2021	25,620	26,371
Capital lease obligation–Meters		Various dates	35,546	34,020
Capital lease obligation–Equipment		December 1, 2013	991	—
Less: Current maturities of long-term debt			(6,510)	(35,119)
Total New Jersey Natural Gas long-term debt			405,492	405,117
New Jersey Resources
3.75% Unsecured senior notes		March 15, 2009	—	25,000
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
Less: Current maturities of long-term debt			—	(25,000)
Total New Jersey Resources long-term debt			50,000	50,000
Total Long-term debt			455,492	455,117
Total Capitalization			$1,145,218	$1,183,185

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

			Premium	Accumulated
			on	Other	Treasury
	Number of	Common	Common	Comprehensive	Stock	Retained
(Thousands)	Shares	Stock	Stock	(Loss) Income	And Other	Earnings	Total
Balance at September 30, 2006	41,438	$107,612	$218,300	$2,742	$(65,039)	$366,247	$629,862
Net income						62,933	62,933
Other comprehensive income				491			491
Transition adjustment - postemployment benefit obligation, net of tax				(4,164)			(4,164)
Common stock issued under stock plans	684	611	6,510		11,408		18,529
Tax benefits from stock plans			1,761				1,761
Cash dividend declared						(42,446)	(42,446)
Treasury stock and other	(510)				(16,317)		(16,317)
Balance at September 30, 2007	41,612	108,223	226,571	(931)	(69,948)	386,734	650,649
Net income						109,168	109,168
Other comprehensive (loss)				(1,783)			(1,783)
Common stock issued under stock plans	555	376	9,800		6,212		16,388
Tax benefits from stock plans			630				630
Transition adjustment - uncertain tax positions						1,188	1,188
Cash dividend declared						(46,344)	(46,344)
Treasury stock and other	(109)				(1,828)		(1,828)
Balance at September 30, 2008	42,058	108,599	237,001	(2,714)	(65,564)	450,746	728,068
Net income						27,242	27,242
Other comprehensive (loss)				(7,338)			(7,338)
Common stock issued under stock plans	636	787	10,532		9,096		20,415
Tax benefits from stock plans			1,686				1,686
Cash dividend declared						(52,217)	(52,217)
Treasury stock and other	(1,108)				(28,130)		(28,130)
Balance at September 30, 2009	41,586	$109,386	$249,219	$(10,052)	$(84,598)	$425,771	$689,726
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Year ended September 30,	2009	2008	2007
Net income	$27,242	$109,168	$62,933
Unrealized gain on available for sale securities, net of tax of $37, $(82) and $(456), respectively(1)	(52)	118	634
Net unrealized (loss) on derivatives, net of tax of $74, $81 and $98, respectively	(105)	(122)	(143)
Adjustment to postemployment benefit obligation, net of tax of $4,856 and $1,213, respectively	(7,181)	(1,779)	—
Other comprehensive (loss) income	(7,338)	(1,783)	491
Comprehensive income	$19,904	$107,385	$63,424
(1) Available for sale securities are included in Investments in equity investees in the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

New Jersey Resources Corporation (NJR or the Company) has two principal subsidiaries and operates two reportable business segments. New Jersey Natural Gas (NJNG), the Company’s principal utility subsidiary, is a public utility that provides natural gas utility service to approximately 487,000 retail customers in central and northern New Jersey and comprises the Natural Gas Distribution segment. NJNG is subject to rate regulation by the New Jersey Board of Public Utilities (BPU).

NJR Energy Services (NJRES) is the Company’s principal non-utility subsidiary that maintains and trades a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services to customers from states in the Gulf Coast and Mid-Continent regions to the New England region, the West Coast and Canada. NJRES comprises the Energy Services segment.

Other subsidiaries of the Company, all of which comprise the Company’s retail and other operations (Retail and Other), include NJR Energy Holdings, which invests primarily in energy-related ventures through its subsidiary, NJNR Pipeline (Pipeline), which holds the Company’s 5.53 percent interest in Iroquois Gas and Transmission System, L.P. (Iroquois), a 412-mile interstate natural gas pipeline which connects from the northern New York border with Canada to Long Island, NY; NJR Storage Holdings, which holds the Company’s 50 percent interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that is being developed with a partner in western Pennsylvania; NJR Energy, which invests in energy-related ventures; NJR Clean Energy Ventures, a company that will invest in clean energy projects; NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it can absorb a majority of expected losses or returns and, therefore, would be considered a controlling financial interest that would NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2009.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable return on their utility investment.

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU and in accordance with the Regulated Operations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities in the Consolidated Balance Sheets. See Note 2. Regulations, for a more detailed description of NJNG’s regulatory assets and liabilities.

Gas in Storage

Gas in storage is reflected at average cost in the Consolidated Balance Sheets, and represents natural gas and liquefied natural gas that will be utilized in the ordinary course of business.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes Gas in storage by company as of September 30,

	2009		2008
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$175,201	21.9	$189,828	22.1
NJRES	122,263	36.3	277,709	28.9
Total	$297,464	58.2	$467,537	51.0

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to five years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. The following table summarizes the demand charges, which are expensed ratably over the term of the contract and, are included as a component of Gas purchases in the Consolidated Statements of Income:

(Millions)	2009	2008	2007
NJRES	$114.2	$115.9	$134.1
NJNG	83.2	73.9	73.9
Total	$197.4	$189.8	$208.0

NJNG recovers its costs associated with demand fees as part of its wholesale gas commodity component of its Basic Gas Supply Service (BGSS), a component of its tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and, therefore, recognizes them at fair value in the Consolidated Balance Sheets. NJR’s unregulated subsidiaries record changes in the fair value of its derivatives in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income. The Derivatives and Hedging Topic of the ASC also provides for an exception (“normal scope exception”) for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this exception to physical commodity contracts at NJNG and NJR Energy and, therefore, does not record changes in the fair value of these contracts until the contract settles and the underlying natural gas is delivered. NJNG’s derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

See Note 3. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

NJR has not designated any derivatives as fair value hedges or cash flow hedges as of September 30, 2009 and 2008.

Fair values of exchange-traded instruments, including futures, swaps and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management’s best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts, and over-the-counter options and swaps, and certain embedded derivatives, management uses available market data and pricing models to estimate fair values. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Certain derivative instruments at NJRES and NJR Energy (encompassing financial futures, options or swaps) are designed to economically hedge the cash flows of a forecasted transaction. These derivative instruments and commodity contracts at NJRES are recorded at fair value on the Consolidated Balance Sheets, and any change in fair value is included as a component of Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Income.

NJNG has elected and continues to elect the normal scope exception related to its off-system sales of natural gas and consequently recognizes the revenue at settlement of the contract for delivery of natural gas. Derivative instruments at NJNG are recorded at fair value on the Consolidated Balance Sheets with corresponding changes in fair value also being recorded on the Consolidated Balance Sheets as regulatory assets or liabilities.

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

NJRES’ gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, as well as realized gains and losses of settled derivative instruments, both for physical purchase contracts and all financial contracts and unrealized gains and losses on the change in fair value of financial derivative instruments that have not yet settled.

Income Taxes

The Company computes income taxes using the liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. See Note 12. Income Taxes.

In addition, NJR evaluates its tax positions to determine the appropriate accounting and recognition of future obligations associated with unrecognized tax benefits.

Investment tax credits have been deferred and are being amortized as a reduction to the tax provision over the average lives of the related properties.

Capitalized and Deferred Interest

The Company’s capitalized interest totaled $3.2 million in fiscal 2009, $4.6 million in fiscal 2008 and $3.2 million in fiscal 2007 with average interest rates of 4.8 percent, 4.7 percent and 5.4 percent, respectively. Included in the Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG’s Allowance for funds used during construction, (AFUDC), which are recorded in Utility plant, as well as capitalized interest recorded in Real estate properties and other and Investments in equity investees. Corresponding amounts recognized in Interest expense and Other income, as appropriate, in the Consolidated Statements of Income are as follows:

	September 30,
($ in thousands)	2009	2008	2007
AFUDC – Utility plant	$1,316	$1,129	$1,259
Weighted average interest rates	4.33%	4.80%	5.36%

Capitalized interest – Real estate properties and other	—	$79	$263
Weighted average interest rates	—	3.70%	5.45

Capitalized interest – Investments in equity investees	$1,909	$3,355	$1,687
Weighted average interest rates	5.27%	5.70%	5.41

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The AFUDC amounts shown in the table for fiscal years ended September 30, 2008 and 2007, include an interest cost component only. Effective October 3, 2008, NJNG settled its base rate case and the BPU issued its final Rate Order. As a result, certain changes in the design of NJNG’s base rates included the ability for NJNG to recover an incremental cost of equity component in its AFUDC calculation during periods when its short-term debt balances are lower than its construction work in progress. The AFUDC noted above for fiscal 2009 includes these allowed amounts in accordance with the provisions of the Rate Order. Capitalized amounts associated with NJNG’s equity component, of $568,000 are included in Other income in the Consolidated Statements of Income. See Note 2. Regulation.

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Also included above is capitalized interest associated with NJR’s Investment in equity investees, specifically the acquisition, development and construction of the Steckman Ridge natural gas storage facility, which became partially operational in fiscal 2009 and is expected to be fully operational in fiscal 2010 (see Note 5. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include NJCEP, RA and USF expenditures. See Note 2. Regulation. Accordingly, Other income included $2 million, $2.6 million and $3 million of deferred interest related to these SBC program costs in fiscal 2009, 2008 and 2007, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Income as follows:

	September 30,
(Millions)	2009	2008	2007
Sales Tax	$58.7	$51.0	$48.7
TEFA	8.9	8.4	8.5
Total	$67.6	$59.4	$57.2

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with original maturities of three months or less are considered cash equivalents.

Utility Plant and Depreciation

Regulated property, plant and equipment are stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, AFUDC and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 2.34 percent of average depreciable property in fiscal 2009, 3.04 percent in fiscal 2008 and 3.02 percent in fiscal 2007. Pursuant to the final rate order October 3, 2008, commencing in fiscal 2009, the BPU has lowered the depreciation expense to be charged in base rates to 2.34 percent for NJNG. Note 2. Regulation –Base Rate Order.

Property, plant and equipment was comprised of the following as of September 30, 2009 and 2008:

Property Classifications	Estimated Useful Lives	2009	2008
Distribution Facilities	38 to 74 years	$1,157,585	$1,099,896
Transmission Facilities	35 to 56 years	181,908	176,346
Storage Facilities	34 to 47 years	40,969	34,818
All other property	5 to 35 years	88,678	84,985
		1,469,140	1,396,045
Accumulated depreciation and amortization		(404,701)	(378,759)
Net Property, plant and equipment		$1,064,439	$1,017,286

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

For the fiscal years ended September 30, 2009, 2008 and 2007, no other circumstances indicating impairment were identified.

Available for Sale Securities

Included in Investments in equity investees on the Consolidated Balance Sheets are certain investments in equity securities that have a fair value of $7.9 million and $8.0 million as of September 30, 2009 and 2008, respectively. Unrealized (losses) gains associated with these equity securities, which are included as a part of Accumulated other comprehensive income, a component of Common stock equity, were approximately $(89,000) ($(52,000), after tax) and $200,000 ($118,000, after tax) for the fiscal years ended September 30, 2009 and 2008, respectively.

Equity in Earnings

The Company accounts for its investments in Iroquois and Steckman Ridge using the equity method and records its share of earnings net of tax as Equity in earnings in the Consolidated Statements of Income. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Taxes netted in Equity in earnings from Iroquois are $1.8 million, $1.3 million and $1.1 million and are included in the Consolidated Statements of Income for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Steckman Ridge is a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania. Taxes netted in Equity in earnings from Steckman Ridge were $1.1 million for fiscal 2009.

Common Stock Equity

NJR issued additional shares in March 2008, in the form of a 3 for 2 stock split. Share-related information has been adjusted on a retroactive basis throughout this report in periods prior to March 31, 2008. As well, Common stock and Premium on common stock amounts have been adjusted as of the earliest period presented in the Consolidated Statements of Capitalization and Consolidated Statements of Common Stock Equity.

Accumulated Other Comprehensive Income

As of September 30, 2009 and 2008, Accumulated other comprehensive (loss) was comprised of the following balances, net of tax:

(Thousands)	2009	2008
Unrealized gain on available for sale securities	$2,948	$3,000
Net unrealized gain on derivatives	124	229
Postemployment benefit obligation adjustment	(13,124)	(5,943)
Total current	$(10,052)	$(2,714)

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of September 30:

($ in thousands)	2009		2008
Customer accounts receivable - Billed:
NJNG	$21,239	21%	$21,398	9%
NJRES	73,451	72	198,902	88
Retail and Other	7,255	7	6,832	3
Total	$101,945	100%	$227,132	100%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Asset Retirement Obligations (ARO)

NJR recognizes a liability for its AROs based on the fair value of the liability when incurred, which is generally upon acquisition, construction, development and/or through the normal operation of the asset. Concurrently, NJR also capitalizes an asset retirement cost by increasing the carrying amount of the related asset by the same amount as the liability. In periods subsequent to the initial measurement, NJR is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either timing or the amount of the originally estimated cash flows to settle the conditional asset retirement obligation.

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. NJR’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $25.6 million in aggregate to the plans in fiscal 2009. An additional contribution of $4.4 million was made on October 1, 2009. There were no contributions to the pension plans in fiscal 2008 and 2007.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $1.9 million, $1.0 million and $685,000 in aggregate to these plans in fiscal 2009, 2008 and 2007, respectively.

Foreign Currency Transactions

NJRES’ market area includes Canadian delivery points and as a result it incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of Gas purchases in the Consolidated Statements of Income and were not material during the fiscal years ended September 30, 2009, 2008 and 2007.

Accounting Standards

On July 1, 2009, the FASB ASC became effective as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The ASC restructured GAAP from a standards based model to a topical based model. All previously issued accounting and reporting standards, with limited exceptions, are superseded and now organized within approximately 90 accounting and reporting topics. Under the ASC, new standards will be issued in the form of Accounting Standards Updates (ASU).

ASC Topic 105, Generally Accepted Accounting Principles, clarifies that the GAAP hierarchy will include only two levels of GAAP: authoritative and nonauthoritative. The ASC became effective for financial statements issued for interim and annual periods after September 15, 2009. There was no impact to NJR’s financial statements upon adoption, however, NJR has modified certain disclosures surrounding GAAP guidance throughout this report to reflect the appropriate references in accordance with the ASC.

Recently Issued Standards and Updates:

Topic 320, Investments—Debt and Equity Securities:

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1). The FSP improves presentation and disclosures in financial statements for other-than-temporary impairments of debt and equity securities and expands on the factors companies should consider when evaluating debt securities for other-than-temporary impairments. The change is effective for interim and annual reporting periods ending after June 15, 2009. There was no impact to NJR’s statement of financial position or results of operations or cash flows as a result of NJR’s adoption of the FSP.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Topic 715, Compensation—Retirement Benefits:

On December 30, 2008, the FASB issued FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (ASC 715-20-65-2), which requires additional disclosures surrounding postretirement benefit plan assets. Specifically, the objective is to provide users of financial statements information related to a company’s plan assets, investment policies and strategies and significant concentrations of risk. In addition, certain disclosure provisions will be applied, including those related to inputs and valuation techniques that are used to measure plan assets and the effect of level three measurements on changes in plan assets. The revision is effective for fiscal years ending after December 15, 2009. As it is a disclosure only standard, it will have no impact on the Company’s statement of financial position or results of operations or cash flows.

Topic 810, Consolidation:

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. (ASC 810-10-65-1), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries. The revision clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. The revision is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has concluded that this statement will have no impact on its statement of financial position or results of operations or cash flows.

Topic 815, Derivatives and Hedging:

On April 10, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1 (FSP FIN 39-1), Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (ASC 815-10-45), providing additional guidance for parties that are subject to master netting arrangements. Specifically, for transactions that are executed with the same counterparty, it permits companies to offset the fair values of amounts recognized for derivatives as well as the related fair value amounts of cash collateral receivables or payables, when certain conditions apply. The standard became effective for fiscal years beginning after November 15, 2007. As NJR’s policy has been to present its derivative positions and any receivables or payables with the same counterparty on a gross basis, this revision had no impact on its statement of financial position or results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (ASC 815-10-65-1), The revision requires enhanced qualitative and quantitative disclosures on the objectives and accounting for derivatives and related hedging activities, as well as their impacts on the financial statements. NJR adopted the standard effective January 1, 2009. As the provisions only require additional disclosures, there was no impact to NJR’s statement of financial position or results of operations or cash flows upon adoption. See Note 3. Derivative Instruments for a description of NJR’s derivative activities, including the additional disclosures required by ASC 815.

Topic 820, Fair Value Measurements and Disclosures:

Effective October 1, 2008 NJR adopted SFAS No. 157, Fair Value Measurements (ASC 820) for its financial assets and liabilities, with the exception of its pension assets. On October, 1, 2009, NJR will prospectively apply the provisions of ASC 820 to its non-financial assets and liabilities that are not measured at least annually. In addition, the provisions of ASC 820 will be applied to NJR’s annual pension disclosures in accordance with ASC No. 715, Compensation—Retirement Benefits (formerly FSP 132(R)-1), beginning in fiscal 2010.

ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants, and establishes a fair value hierarchy of market and unobservable data that is used to develop pricing assumptions. The adoption of ASC 820 did not have a material impact on NJR’s financial position or results of operations. See Note 4. Fair Value, for more information on the adoption of ASC 820, as well as the required disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 815-10-65-4). The revision provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard became effective for interim and annual reporting periods ending after June 15, 2009. There was no impact to NJR’s statement of financial position or results of operations or cash flows as a result of the adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In August 2009, the FASB issued ASU 2009-05. The update provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, the ASU affirms the use of other valuation techniques outlined in ASC 820. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance. NJR does not anticipate any impact to its statement of financial position or results of operations or cash flows upon adoption on October 1, 2009.

Topic 825, Financial Instruments:

On April 9, 2009, the FASB issued FSP No. FAS 107-1/APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments (ASC 825-10-65-1), and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. NJR adopted the revision effective June 30, 2009. As it is a disclosure only standard, it had no impact on the Company’s statement of financial position or results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC 825), which permits entities to elect to measure eligible items at fair value as an alternative to hedge accounting and to mitigate volatility in earnings. A company can either elect the fair value option according to a pre-existing policy, when the asset or liability is first recognized or when it enters into an eligible firm commitment. Changes in the fair value of assets and liabilities that the company chooses to apply the fair value option to, are reported in earnings at each reporting date. The standard also provides guidance on disclosures that are intended to provide comparability to other companies’ assets and liabilities that have different measurement attributes and to other companies with similar financial assets and liabilities. The standard became effective for NJR as of October 1, 2008; however, since the Company did not elect the fair value option for any items, there was no impact its statement of financial position or results of operations or cash flows.

Topic 855, Subsequent Events:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, companies are required to disclose the date through which it has evaluated subsequent events. NJR adopted the provisions effective June 30, 2009. There was no impact to NJR’s statement of financial position or results of operations or cash flows as a result of the adoption.

The following standard has not yet been incorporated in the ASC:

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a monthly basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation and asset retirement obligations, which are evaluated on an annual basis. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR has legal, regulatory and environmental proceedings during the normal course of business which can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable and can be estimated, in which case it is NJR’s policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR’s policy to accrue the lower end of the range.

In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

Subsequent Events

The Company evaluates subsequent events through the date it issues its financial statements. Accordingly, for the period ended September 30, 2009, events occurring between September 30, 2009 and November 30, 2009, the date the financial statements have been issued, have been reviewed to determine appropriate recognition and disclosures. See Note 2. Regulation, and Note 10. Employee Benefit Plans for subsequent events disclosures.

Immaterial Restatement of Prior Years Consolidated Financial Statements

NJRES enters into park and loan transactions whereby it borrows natural gas from a counterparty with an obligation to return the gas at a future date. In the fourth quarter of fiscal 2009, management discovered an error in the accounting for gas in storage, purchase obligations, embedded derivatives and gas demand fees associated with these transactions. NJR had been incorrectly pricing its inventory and had not been recognizing the fair value of the embedded derivative.  Specifically, NJR had been using a forward price to value the inventory and gas purchases liability.  Both the natural gas that was received and the “park and loan” liability should have been initially valued at the spot market price on the date NJRES received the gas. In addition, NJRES should have been accounting for the obligation to return the gas as an embedded derivative, which should have been fair valued (“marked to market”) at each subsequent balance sheet reporting date until the gas was returned to the counterparty. As well, the initial spread between the spot price of the natural gas on the date of the transaction and the forward price, based on the date NJRES would return the borrowed gas inventory, should have been recognized into income on a ratable basis over the term of the park and loan agreement. In addition, demand fees related to these transactions were not , but should have been recognized ratably over the term of the contract.

The Company made a quantitative and qualitative assessment of the impact of the error to its consolidated financial statements and concluded that the resulting misstatements were not material to the fiscal years ended September 30, 2009, September 30, 2008 and September 30, 2007 or to the consolidated balance sheet as of September 30, 2008. However, because the error did have material effects on the interim quarterly periods within the fiscal years ended September 30, 2009 and 2008, the Company has amended each of its fiscal 2009 Interim Quarterly Reports on Form 10-Q to restate all of the interim period financial statements contained therein. Accordingly, in order to maintain consistency with the treatment afforded the interim periods, the Company has restated its prior annual consolidated financial statements contained herein.  The following tables set forth the effects of the error on affected line items within the Company’s prior years financial statements:

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended September 30,
	2008			2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Gas purchases	$3,322,644	$8,112	$3,330,756	$2,621,575	$3,985	$2,625,560
Total operating expenses	$3,614,760	$8,112	$3,622,872	$2,894,515	$3,985	$2,898,500
Operating Income	$201,450	$(8,112)	$193,338	$127,250	$(3,985)	$123,265
Income before income taxes and equity in earnings of affiliates	$180,007	$(8,112)	$171,895	$103,931	$(3,985)	$99,946
Income tax provision	$68,085	$(3,370)	$64,715	$40,312	$(1,637)	$38,675
Net Income	$113,910	$(4,742)	$109,168	$65,281	$(2,348)	$62,933
Basic earnings per share	$2.72	$(0.11)	$2.61	$1.56	$(0.06)	$1.50
Diluted earnings per share	$2.70	$(0.11)	$2.59	$1.55	$(0.06)	$1.49

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2008			2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$113,910	$(4,742)	$109,168	$65,281	$(2,348)	$62,933
Unrealized loss (gain) on derivatives	$3,683	$(16,612)	$(12,929)	$22,910	$35,484	$58,394
Deferred income taxes	$17,085	$(3,370)	$13,715	$17,762	$(1,635)	$16,127
Components of working capital	$(56,186)	$20,194	$(35,992)	$(32,135)	$(34,849)	$(66,984)
Inventories	$(39,458)	$(11,289)	$(50,747)	$68,727	$(14,426)	$54,301
Gas purchases payable	$97,180	$37,155	$134,335	$(79,543)	$(17,075)	$(96,618)
Other current assets	$(3,377)	$(1,142)	$(4,519)	$(13,203)	—	$(13,203)
Total working capital	$(56,186)	$20,194	$(35,992)	$(32,135)	$(34,849)	$(66,984)

CONSOLIDATED BALANCE SHEETS

ASSETS

	For the year ended September 30,
	2008
(Thousands)	As Previously Reported	Adjustment	As Restated
Gas in storage, at average cost	$478,549	$(11,012)	$467,537
Derivatives (current), at fair value	$208,703	$18,521	$227,224
Other (current)	$12,785	$2,396	$15,181
Total current assets	$1,109,666	$9,905	$1,119,571
Total assets	$2,625,392	$9,905	$2,635,297

CAPITALIZATION AND LIABILITIES
	For the year ended September 30,
	2008
(Thousands)	As Previously Reported	Adjustment	As Restated
Common stock equity	$726,958	$1,110	$728,068
Total capitalization	$1,182,075	$1,110	$1,183,185
Gas purchases payable	$315,516	$8,084	$323,600
Total current liabilities	$893,969	$8,084	$902,053
Deferred income taxes	$239,703	$711	$240,414
Total noncurrent liabilities	$549,348	$711	$550,059
Total capitalization and liabilities	$2,625,392	$9,905	$2,635,297

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	For the year ended September 30,
	2008
(Thousands)	As Previously Reported	Adjustment	As Restated
Retained earnings	$449,636	$1,110	$450,746
Total Common stock equity	$726,958	$1,110	$728,068
Total Capitalization	$1,182,075	$1,110	$1,183,185

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
	Retained Earnings			Total
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Balance at September 30, 2006	$358,047	$8,200	$366,247	$621,662	$8,200	$629,862
Net income	$65,281	$(2,348)	$62,933	$65,281	$(2,348)	$62,933
Balance at September 30, 2007	$380,882	$5,852	$386,734	$644,797	$5,852	$650,649
Net income	$113,910	$(4,742)	$109,168	$113,910	$(4,742)	$109,168
Balance at September 30, 2008	$449,636	$1,110	$450,746	$726,958	$1,110	$728,068

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended September 30,
	2008			2007
(Thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$113,910	$(4,742)	$109,168	$65,281	$(2,348)	$62,933
Comprehensive income	$113,906	$(6,521)	$107,385	$65,772	$(2,348)	$63,424

2.	REGULATION

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in November 2006, and a final report on findings and recommendations was approved by the BPU on January 28, 2009. The BPU’s management audit order requires that the implementation of all recommendations be completed within two years of the date of the order.

Base Rate Order

As a result of increases in NJNG’s operation, maintenance and capital costs, on November 20, 2007, NJNG petitioned the BPU to increase base rates for delivery service by approximately $58.4 million, which included a return on NJNG’s equity component of 11.5 percent. This request was consistent with NJNG’s objectives of providing safe and reliable service to its customers and earning a market-based return on its regulated investments.

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

Conservation Incentive Program (CIP)

The CIP was designed to decouple the link between customer usage and NJNG’s utility gross margin to allow NJNG to encourage its customers to conserve energy. In addition to permitting NJNG to recover utility gross margin variations related to customer usage in comparison to established benchmarks, the CIP similarly serves as a tracking mechanism that allows NJNG to mitigate the impact of weather on its gross margin. As a result, the Weather Normalization Clause (WNC) that was previously in effect as a weather recovery mechanism has been suspended pending the continuation of the CIP. As of September 30, 2009, NJNG has a remaining WNC balance of approximately $78,000. In NJNG’s 2010 Basic Gas Supply Service (BGSS)/CIP filing, NJNG included a request to reduce the WNC rate to facilitate recovery of the balance in fiscal 2010.

The CIP’s initial term was October 1, 2006, through September 30, 2009. The BPU did not issue an order relative to the continuation of the CIP by October 1, 2009 and in accordance with the BPU order approving the CIP initially, the CIP will continue for up to one additional year or until the issuance of a BPU Order. Recovery of such utility gross margin variations, filed for annually and recovered one year following the end of the CIP usage year, is subject to additional conditions, including an earnings test and an evaluation of BGSS-related savings.

As of September 30, 2009, under the CIP, NJNG has $5.8 million accrued to recover from residential and small commercial customers, which includes $1.4 million related to the weather component of the CIP and $4.4 million related to the usage component of the CIP.

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

•
October 2007 – the BPU provisionally approved the implementation of NJNG’s initial CIP recovery rates, based upon program information NJNG included in an Amendment to its Petition for Annual Review, which was filed with the BPU in August 2007. The approved rates add 1.7 percent to the average residential heating customer’s bill and were designed to recover approximately $15.6 million of previously accrued amounts.

•
May 2008 – NJNG filed its CIP Petition for the Annual Review of its CIP Program for recoverable CIP amounts for fiscal 2008, requesting an additional $6.8 million, and to modify its CIP recovery rates effective October 1, 2008.

•	August 1, 2008 – the BPU issued their final order in approving the CIP petition for fiscal 2007.

•
October 3, 2008 – the BPU provisionally approved NJNG’s CIP petition filed in May 2008 requesting an additional $6.8 million for amounts accrued and estimated through September 30, 2008, effective the date of the Board Order.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
On April 1, 2009, NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. As a result of no action taken by the BPU as of September 30, 2009, the CIP will remain in effect for an additional year or until a final order is issued by the BPU.

•
In June 2009, the BPU issued their final order approving NJNG’s recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. The rate adjustment for fiscal 2009 was provisionally approved by the BPU in the amount of $6.9 million on September 16, 2009.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of September 30, 2009, NJNG had a remaining liability of $248,000 related to these programs.

BGSS

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

The following are NJNG’s BGSS filings during fiscal 2008 and 2009 related to its requested rate adjustments and refunds to its residential and small commercial customers:

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

•
March 2008 – NJNG, the BPU staff and Rate Counsel entered into a stipulation to resolve certain matters related to NJNG’s fiscal 2007 BGSS filing. This stipulation was approved by the BPU on May 9, 2008, and resulted in NJNG recording a nonrecurring settlement charge to its BGSS costs of $300,000.

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

•
December 2008 – NJNG provided notice that it would implement a $30 million BGSS-related rate credit that would lower residential and small commercial sales customers’ bills in January and February 2009. This rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change. On February 20, 2009, NJNG provided notice to the BPU that its BGSS-related rate credit would be extended through March 31, 2009, to reduce BGSS charges by an additional $15 million.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
June 2009 – NJNG filed its annual BGSS and CIP filing (2010 BGSS/CIP filing) proposing a decrease of 17.6 percent for the average residential heating customer of which 15.7 percent is due to the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change is related to changes to the CIP rate, as discussed above, and a minor reduction to the rate related to collecting the remaining balance under the Weather Normalization Clause. On September 16, 2009, the BPU approved on a provisional basis a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent is due to the reduction to the BGSS price and the balance of rate change is related to the CIP and WNC rates as discussed above.

•
Effective in the first billing period of October 2009, NJNG provided refunds of approximately $37.4 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

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

On October 3, 2008, the BPU approved the Revenue Requirement stipulation, which extends the incentive programs through October 31, 2011, and provides for an increase to the FRM program’s annual cost limitation from $3.2 million to $6.4 million, an annual update to the FRM volume limitations and an increase to the annual Storage Incentive program volumes from 18 Bcf to 20 Bcf, effective the date of the Board Order.

Societal Benefits Clause (SBC)

The SBC is comprised of three primary components, a Universal Service Fund rider (USF), a Manufactured Gas Plant (MGP) Remediation Adjustment (RA), and the New Jersey Clean Energy Program (NJCEP). The USF is a permanent statewide program that was approved by the BPU in March 2003 for all natural gas and electric utilities for the benefit of income-eligible customers; the RA is a rider approved by the BPU in June 1992 that provides for recovery of actual expenditures incurred to remediate former gas manufacturing facilities; and the NJCEP is a program approved by the BPU in March 2001 and is designed to promote energy efficiency and renewable energy. Recovery of SBC program costs is subject to BPU approval based on annual filings that include an updated report of expenditures incurred each year.

On January 27, 2009, NJNG filed an application (January 2009 SBC filing) regarding its SBC to increase its RA factor and its NJCEP factor while maintaining its effective rate on USF. This filing, if approved, will result in an overall increase of approximately 0.48 percent per month for an average residential bill. The January 2009 SBC filing is subject to BPU Staff and Rate Counsel review and must be approved by the BPU prior to implementing the new SBC rates.

USF

Through the USF, eligible customers receive a credit toward their utility bill. The credits applied to eligible customers are recovered through the USF rider in the SBC. NJNG recovers carrying costs on deferred USF balances.

In June 2008, the natural gas utilities in New Jersey collectively filed with the BPU to increase the statewide USF recovery rate effective October 1, 2008. In the BPU’s October 21, 2008 order, the USF increase was approved on a provisional basis, effective October 24, 2008, and it also approved interest on USF deferred balances at the Treasury Constant Maturity 2-year rate, plus 60 basis points, net of deferred income taxes, with the rate changing on a monthly basis. NJNG believes the increase has a negligible impact on customers.

In June 2009, the natural gas utilities in the State of New Jersey collectively filed with the BPU to decrease the statewide USF recovery rate effective October 1, 2009. The USF, as filed, will decrease the average monthly bill of a residential heating customer by 0.6 percent. On October 7, 2009, the BPU approved the USF decrease, effective October 11, 2009.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

MGP

During fiscal 2007, NJNG signed a stipulation with the BPU and Rate Counsel, which resulted in the disallowance of certain costs that had previously been deferred as recoverable pursuant to a regulatory rider associated with the remediation of a former manufactured gas plant site.  The pre-tax charge of $4 million is reflected as a component of Operations and maintenance expense in the Consolidated Statements of Income.

In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In June 2009, the BPU approved the February 2008 SBC filing, which included recovery of MGP remediation expenditures incurred through June 30, 2007, resulting in an expected total annual recovery of $17.7 million. The January 2009 SBC filing included MGP remediation expenditures incurred through June 30, 2008, resulting in an expected total annual recovery of $20.7 million.

NJCEP

The BPU has established a statewide program to promote energy efficiency and renewable energy. All New Jersey utilities are required to share in the funding for the program, which is recoverable from customers through the SBC.

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for the period from January 1, 2009, to December 31, 2012. NJNG’s share of the total statewide funding requirement of $1.2 billion is $50.8 million, which is recoverable through the SBC. NJNG’s annual funding amounts gradually increase from $10.3 million in fiscal 2009 to $15.9 million in fiscal 2012. Accordingly, NJNG recorded the initial obligation and a corresponding regulatory asset at a present value of $44.3 in the Consolidated Balance Sheets. As of September 30, 2009, NJNG had a $39.4 million obligation remaining.

The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

Economic Stimulus

On January 20, 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) was approved on April 16, 2009, and allows NJNG to expedite $70.8 million of 14 previously planned infrastructure projects, maintaining safe and reliable service to NJNG’s customers while creating the opportunity for approximately 75 to 100 new jobs. Approved as a 2-year program, the AIP will be funded through an annual adjustment to customers’ base rates with the first adjustment expected in October 2010. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requested BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE Program costs over a 4-year period through a clause mechanism similar to the SBC, for $21.1 million, if fully subscribed. A true-up to actual EE program investments and costs is to be filed with the BPU on an annual basis. The BPU approved the NJNG EE Program on July 17, 2009. Both the AIP and EE Programs include the recovery of NJNG’s overall weighted average cost of capital on these investments.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2009 and 2008, the Company had the following regulatory assets, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2009	2008	Recovery
Regulatory assets–current
Underrecovered gas costs	$—	$27,994	(1)
WNC	78	919	(2)
CIP	5,800	22,463	(3)
Total current	$5,878	$51,376
Regulatory assets–noncurrent
Remediation costs (Note 14)
Expended, net of recoveries	$85,461	$92,164	(4)
Liability for future expenditures	146,700	120,730	(5)
CIP	—	2,397	(3)
Deferred income and other taxes	11,560	12,726	(6)
Derivatives (Note 3)	8,073	49,610	(1)
Energy Efficiency Program	1,174	—	(7)
New Jersey Clean Energy Program	39,369	3,056	(7)
Pipeline Integrity Management	448	—	(8)
Postemployment benefit costs (Note 10)	94,305	52,519	(9)
SBC	3,935	7,468	(7)
Total noncurrent	$391,025	$340,670
(1)	Recoverable, subject to BPU approval, through BGSS, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded since October 1, 2006 due to the existence of the CIP.

(3)	Recoverable or refundable, subject to BPU annual approval, without interest.
(4)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(5)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(6)	Recoverable without interest, subject to BPU approval.
(7)	Recoverable with interest, subject to BPU approval.
(8)
Recoverable, subject to BPU review and approval in the next base rate case. NJNG is limited annually to recording a regulatory asset that does not exceed $700,000. In addition, to the extent that project costs are lower than the approved the PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customer’s gas costs when the net cumulative liability exceeds $1.0 million.

(9)
Recoverable or refundable, subject to BPU approval, without interest. Includes unrecognized service costs recorded, that NJNG has determined are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans).

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

At September 30, 2009 and 2008, the Company had the following regulatory liabilities, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2009	2008
Regulatory liability–current
Overrecovered gas costs (1)	$36,203	—
Total current	$36,203	—
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$56,450	$63,419
Total-noncurrent	$56,450	$63,419
(1)	Refundable, subject to BPU approval, through BGSS, with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $22.4 million, including accretion of $1.5 million for the fiscal year ended September 30, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of September 30, 2009 (see Note 11. Asset Retirement Obligations).

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

3.	DERIVATIVE INSTRUMENTS

NJR accounts for its derivatives in accordance with the Derivatives and Hedging topic (ASC 815) of the ASC. In addition, as described in Note 1, Summary of Significant Accounting Policies, NJR adopted the recently issued provisions of ASC 815-10-50 (originally issued as SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which require enhanced disclosures surrounding the use of and accounting for derivative instruments, as well as the impact to a company’s financial statements. The additional quantitative and qualitative disclosures are included throughout this note.

The Company and its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options, and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value in the Consolidated Balance Sheets. Since the Company chooses not to designate its derivatives as accounting hedges, changes in the fair value of the derivative instruments are concurrently recorded as a component of Gas purchases or Operating revenues, as appropriate for NJRES and NJR Energy, in the Consolidated Statements of Income as unrealized gains or losses. At settlement, realized gains and losses on derivative instruments are also recognized in these same line items. Physically settled sales are included in Operating revenues, and physically settled gas purchases and all net settled derivatives (including financial derivative instruments) are included in Gas purchases.

Changes in fair value of NJNG’s derivative instruments, however, are recorded as a component of Regulatory assets or liabilities as per ASC 980 in the Consolidated Balance Sheets, as NJNG has received regulatory approval to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG’s tariff. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with NJR’s derivative instruments, please see Note 4. Fair Value.

ASC 815 includes a “normal” election that can be applied to physical commodity contracts that otherwise meet the definition of a derivative when certain conditions are met, including the probability of physical delivery of the underlying commodity in the normal course of business. If elected, the scope exception allows companies to defer recognition of the related assets acquired and liabilities incurred until settlement of the contract and delivery of the natural gas. During fiscal 2007 and 2008, NJR employed normal accounting treatment for certain of its physical forward contracts at NJRES. Due to changes in the Company’s ability to assert physical delivery, effective October 1, 2008, the Company chose to no longer apply normal treatment to physical commodity contracts. Therefore, as of October 1, 2008, all NJRES physical commodity contracts that meet the definition of a derivative are accounted for at fair value in the Consolidated Balance Sheets, with changes in fair value included in earnings as noted above.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company continues to elect normal treatment on all physical commodity contracts when appropriate at NJNG and NJR Energy. These contracts are accounted for on an accrual basis.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Consolidated Balance Sheets as of September 30, 2009:

		Fair Value
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815:

NJNG:
Financial derivative commodity contracts	Derivatives - Current	$15,801	$24,274
	Derivatives - Noncurrent	1,077	677
NJRES:
Physical forward commodity contracts	Derivatives - Current	22,674	10,044
	Derivatives - Noncurrent	3,878	214
Financial derivative commodity contracts	Derivatives - Current	89,140	60,054
	Derivatives - Noncurrent	4,157	5,316
NJR Energy:
Financial derivative commodity contracts	Derivatives - Current	3,455	481
	Derivatives - Noncurrent	424	43
Total fair value of derivatives		$140,606	$101,103
*  Table includes gross derivative values not adjusted for taxes.

NJRES utilizes financial derivatives to economically hedge the margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. Upon settlement of the financial transaction, the previously recognized unrealized amounts are adjusted to reflect the final realized gains (losses) in earnings. However, the gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is sold. Therefore, mismatches between the timing of the recognition of realized gains or losses on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged creates volatility in the results of NJRES, although the Company’s intended economic results relating to the entire transaction are unaffected.

Gains (losses) recognized at NJRES and NJR Energy as a component of Operating revenues and Gas purchases since NJR’s implementation of provisions in ASC 815-10-50 effective January 1, 2009 are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:		Three Months Ended	Nine Months Ended
		September 30, 2009
NJRES:
Physical commodity contracts	Operating revenues	$(7,578)	$8,762
Physical commodity contracts	Gas purchases	22,518	20,907
Financial derivatives	Gas purchases	(385)	33,529
Subtotal NJRES		14,555	63,198
NJR Energy:
Financial derivatives	Operating revenues	49	(9,899)
Total NJRES and NJR Energy unrealized and realized gains		$14,604	$53,299

Not included in the table above are gains (losses) associated with NJNG’s financial derivatives, that totaled $2.4 million and $(32.8) million for the three and nine months ended September 30, 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in Regulatory Assets or Liabilities in accordance with ASC 980 and there is no impact to earnings.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
NJNG	Futures	21.4
	Swaps	(14.5)
	Options	8.0
NJRES	Futures	(19.8)
	Swaps	(23.2)
	Options	4.0
	Physical	58.6
NJR Energy	Swaps	2.6

Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market price movements and in accordance with exchange rules. The Company maintains broker margin accounts for NJNG and NJRES. The balances as of September 30, by company are as follows:

(Thousands)	2009	2008
NJNG broker margin deposit	$16,458	$41,277
NJRES broker margin deposit (liability)	$9,792	$(29,072)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2009. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc. (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$95,334
Noninvestment grade	9,206
Internally rated investment grade	13,781
Internally rated noninvestment grade	4,786
Total	$123,107

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

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, is $22.3 million for which the Company has not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements were invoked on September 30, 2009, the Company would not be required to post any additional collateral to its counterparties. This amount differs from the Company’s net derivative liability because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

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

	September 30,
(Thousands)	2009	2008
Carrying value	$399,800	$399,800
Fair market value	$415,700	$351,400

Adoption of ASC 820, Fair Value Measurements

As noted in Note 1. Summary of Significant Accounting Policies, NJR adopted ASC 820 effective October 1, 2008 and has applied the provisions to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. ASC 820 defines and establishes a framework for measuring fair value and requires that companies consider assumptions market participants would make when pricing assets and liabilities that are required to be recognized at fair value in accordance with previously issued accounting pronouncements.

ASC 820 prescribes disclosures that are intended to convey the reliability of price inputs used to determine fair value and established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the source of the data used to develop the price inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and include the following:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets; NJR’s Level 1 assets and liabilities include exchange traded financial derivative contracts and listed equities;

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

When NJR determines fair values, measurements are adjusted, as needed, for credit risk associated with its counterparties, as well as its own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable Standard and Poor’s issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk.

The adoption of ASC 820 did not have a material impact on NJR’s financial condition or results of operations. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Physical forward commodity contracts	$—	$26,552	$—	$26,552
Financial derivative contracts	81,215	32,839	—	114,054
Available for sale securities (1)	7,872	—	—	7,872
Other assets	1,467	—	—	1,467
Total assets at fair value	$90,554	$59,391	$—	$149,945

Liabilities:
Physical forward commodity contracts	$—	$10,258	$—	$10,258
Financial derivative contracts	68,443	22,402	—	90,845
Other liabilities	1,467	—	—	1,467
Total liabilities at fair value	$69,910	$32,660	$—	$102,570
(1) Included in Investments in equity investees in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of September 30, 2009, is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Thousands)	(Level 3)
Beginning balance	$937
Total gains realized and unrealized	320
Purchases, sales, issuances and settlements, net	(774)
Net transfers in and/or out of level 3	(483)
Ending balance	$—

Net unrealized gains included in net loss relating to
derivatives still held at September 30, 2009	$—

NJR will prospectively apply the measurement and disclosure provisions of ASC 820 to its non-financial assets and liabilities, which includes NJNG’s asset retirement obligations, during the first quarter of fiscal 2010. Based on NJR’s current valuation methodologies, it does not anticipate a material impact upon application of ASC 820 to the fair value measurement of NJNG’s asset retirement obligations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees as of September 30, 2009 and 2008, respectively, include the following investments:

(Thousands)	2009	2008
Steckman Ridge	$131,555	$84,285
Iroquois	21,081	23,604
Other	7,872	8,092
Total	$160,508	$115,981

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

NJR’s investment in Steckman Ridge increased $47.3 million in fiscal 2009, including cash investments of $42.7 million, equity in earnings of $2.3 million and capitalized costs and interest of $2.3 million. Steckman Ridge became commercially operational during the third quarter of fiscal 2009 with approximately two-thirds of eventual capacity available for customer injections.

Included in the investment in Steckman Ridge are loans including accrued interest from NJR in the amount of $74.6 million as of September 30, 2009. NJR, as part of its funding commitment, entered into a loan agreement with Steckman Ridge on October 15, 2007, whereby NJR is committed to fund up to a total $82.5 million in loans. The principal balance of the loans are due December 31, 2017 and can be prepaid at the option of Steckman Ridge. The principal amount of the loans accrue interest at a rate of LIBOR plus 0.95%, which resets quarterly.

The decrease in NJR’s investment in Iroquois was due primarily to cash distributions received from the partnership of $7.2 million during fiscal 2009, offset by equity in earnings of $4.5 million.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in Accumulated other comprehensive income, a component of Common stock equity. Unrealized (losses) gains associated with these equity securities were approximately $(52,000), net of tax of $37,000, and $118,000, net of tax of $(82,000), for the years ended September 30, 2009 and 2008, respectively.

The following tables set forth the financial information for Iroquois for the fiscal years ended September 30:

(Millions)	2009	2008	2007
Operating revenues	$195.2	$165.9	$160.4
Operating income	$111.7	$87.6	$78.5
Net income	$49.8	$37.1	$29.7

(Millions)	2009	2008
Current assets	$92.0	$64.2
Noncurrent assets	$769.3	$729.2
Current liabilities	$240.5	$39.3
Noncurrent liabilities	$264.6	$348.9

6.	EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2009	2008	2007
Net Income, as reported	$27,242	$109,168	$62,933
Basic earnings per share
Weighted average shares of common stock outstanding–basic	42,119	41,878	41,855
Basic earnings per common share	$0.65	$2.61	$1.50
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	42,119	41,878	41,855
Incremental shares(1)	346	298	258
Weighted average shares of common stock outstanding–diluted	42,465	42,176	42,113
Diluted earnings per common share(2)	$0.64	$2.59	$1.49
(1)	Incremental shares consist of stock options, stock awards and performance units..
(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2009, fiscal 2008 and fiscal 2007.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

7.	LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Annual long-term debt, excluding capital leases and redemption requirements are as follows (in millions):

September 30,	Redemption
2010	—
2011	$20.0
2012	—
2013	—
2014	$60.0
Thereafter	$319.8

NJNG First Mortgage Bonds

NJNG’s mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG’s common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, approximately $233 million of NJNG’s retained earnings were available for such purposes at September 30, 2009.

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

In October 2005, NJNG entered into a loan agreement under which the EDA loaned NJNG the proceeds from $35.8 million of tax-exempt EDA Bonds. NJNG deposited $15 million of the proceeds into a construction fund to finance subsequent construction in the northern division of NJNG’s territory. NJNG drew down $10.8 million from the construction fund prior to fiscal 2009 and drew down the remaining $4.2 million in December 2008.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. As of September 30, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined in the EDA ARS as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. As of September 30, 2009, the 30-day LIBOR rate was 0.25 percent. As such, NJNG currently has a weighted average interest rate of 0.44 percent as of September 30, 2009, compared with a weighted average interest rate of 4.6 percent as of September 30, 2008. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

NJNG Medium Term Notes

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018 (Notes) in the private placement market pursuant to a note purchase agreement. The Notes are secured until the release date, which is the date at which the security provided by the pledge under NJNG’s mortgage indenture would no longer be available to holders of any outstanding series of NJNG’s senior secured notes and such indebtedness would become senior unsecured indebtedness, by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the Notes were used to refinance short-term debt and fund capital expenditure requirements.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG received $6.3 million, $7.5 million and $5.5 million for fiscal year 2009, 2008 and 2007, respectively, in connection with the sale-leaseback of a portion of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Contractual commitments for lease payments, under both sale-leasebacks for the meters and the building, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Lease Payments
2010	$9.9
2011	13.7
2012	7.8
2013	8.2
2014	7.2
Thereafter	36.6
Subtotal	83.4
Less: interest component	(21.2)
Total	$62.2

NJR Debt

NJR had no long-term variable-rate debt outstanding at September 30, 2009 and 2008.

In September 2007, NJR issued $50 million of Unsecured Senior Notes, which were used for financing its initial investment in Steckman Ridge and general corporate purposes including refinancing short-term debt. These notes have a 10-year maturity and an interest rate of 6.05 percent.

8.	SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR’s and NJNG’s committed credit facilities, which require commitment fees on the unused amounts, and NJRES’ committed facility that does not require a fee, are as follows:

	September 30,
(Thousands)	2009	2008
NJR(1)
Bank credit facilities(1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$143,400	$32,700
Weighted average interest rate at end of period
Notes payable to banks	0.57%	2.46%
NJNG
Bank credit facilities(1)	$250,000	$250,000
Amount outstanding at end of period
Commercial paper	—	$145,500
Weighted average interest rate at end of period
Commercial paper	—	2.31%
NJRES
Bank credit facilities(2)	$30,000	$30,000
Amount outstanding at end of period
Notes payable to banks	—	—
Weighted average interest rate at end of period
Notes payable to banks	—	—%
(1)  Company is subject to commitment fees on outstanding and unused amounts.
(2)  Facility expired in October 2009 and was not renewed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR

In December 2007, NJR refinanced its prior senior credit facility for a new $325 million five-year revolving unsecured credit facility. The new credit facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending bank’s discretion. Borrowings under the new facility are conditioned upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. NJR used the initial borrowings under the new credit facility to refinance its prior credit facility. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility.

In February 2008, NJR entered into a new agreement for a stand-alone letter of credit that may be drawn upon through February 15, 2009, for up to $15 million. No amounts have been drawn under this letter of credit as of September 30, 2009.

As of September 30, 2009, NJR had one letter of credit outstanding, totaling $12 million, on behalf of NJRES which is used for margin requirements for natural gas transactions and will expire on December 31, 2009.

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

NJNG

In October 2007, NJNG entered into a new agreement for standby letters of credit that may be drawn upon through December 15, 2009, for up to $50 million. No amounts have been drawn under these letters of credit as of September 30, 2009. These letters of credit do not reduce the amount available to be borrowed under NJNG’s credit facility. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and the agreement will be renewed, as necessary, upon its expiration.

As of September 30, 2009, NJNG has a $250 million committed facility with several banks, with a 5-year term expiring in December 2009. Borrowings under this facility are conditioned upon compliance with a maximum leverage ratio of 0.65 to 1 and interest coverage ratio of 2.50 to 1.00 This facility is used to support NJNG’s commercial paper program. NJNG had nothing outstanding under this facility as of September 30, 2009. NJNG currently plans to replace this facility with a new $200 million 3-year revolving unsecured committed credit facility.

On August 24, 2009, NJNG, filed a petition in Docket No. GF09080702 with the New Jersey Board of Public Utilities , pursuant to N.J.S.A. 48:3-7 and 48:3-9 and N.J.A.C. 14:1-5.9, requesting authorization over a three year period to issue debt, renew its expiring credit facility, enter into interest rate hedging transactions and increase the size of its meter leasing program should the necessity arise.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

As of September 30, 2009, NJRES had a 3-year $30 million committed credit facility with a multinational financial institution that expired in October 2009. As of September 30, 2009, there were no borrowings under this facility. Upon expiration, the credit facility was not renewed.

9.	STOCK BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan (2007 Plan) replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2009, 2,308,905 and 94,762 shares, remain available for future issuance to employees and directors, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In fiscal 2009, included in Operation and maintenance expense is $3.1 million related to stock-based compensation compared with $3.2 million and $1.3 million in fiscal 2008 and 2007, respectively. As of September 30, 2009, there remains $1.4 million of deferred compensation related to unvested shares and options, which is expected to be recognized over the next 2 years.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2009	2008	2007
Stock-based compensation expense:
Stock options	$148	$294	$278
Performance shares	475	939	292
Restricted stock	2,477	1,989	747
Compensation expense included in Operation and Maintenance expense	3,100	3,222	1,317
Income tax benefit	(1,274)	(1,324)	(541)
Total, net of tax	$1,826	$1,898	$776

Stock Options

There were no stock options granted in fiscal 2009, 2008 and 2007.

The following table summarizes the stock option activity for the past three fiscal years:
	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	1,005,234	$22.43
Granted	—	—
Exercised	(299,300)	$19.40
Forfeited	(5,625)	$19.01
Outstanding at September 30, 2007	700,309	$23.75
Granted	—	—
Exercised	(121,166)	$19.40
Forfeited	—	—
Outstanding at September 30, 2008	579,143	$24.66
Granted	—	—
Exercised	(245,107)	$22.38
Forfeited	(575)	$18.11
Outstanding at September 30, 2009	333,461	$26.36
Exercisable at September 30, 2009	333,461	$26.36
Exercisable at September 30, 2008	506,130	$23.93
Exercisable at September 30, 2007	551,284	$22.17

For the stock options listed above, there are no costs related to unvested options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2009:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$15.18 – $18.22	41,140	0.8	$17.66	$767
$18.22 – $21.25	68,758	3.0	$20.70	1,073
$21.25 – $24.93	6,750	3.4	$22.54	93
$24.93 – $27.33	8,250	4.4	$25.54	89
$27.33 – $30.37	208,563	5.7	$30.09	1,297
Total	333,461	4.4	$26.36	$3,319

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Performance Shares

The Company has issued performance shares, which are market conditions awards, to various officers. The following table summarizes the Performance Unit activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past three fiscal years:
	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2006	62,550	$30.05
Granted	—	—
Vested	(15,637)	$30.05
Cancelled/forfeited	(31,275)	$30.05
Non-vested and outstanding at September 30, 2007	15,638	$30.05
Granted	61,980	$31.84
Vested	(15,638)	$30.05
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2008	61,980	$31.84
Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2009	61,980	$31.84
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

There is $901,000 in costs related to unvested performance shares that are expected to be recognized over the next two years.

Restricted Stock

In fiscal 2009, the Company issued 46,500 shares of Restricted Stock, two-thirds of which vested on October 1, 2009, and one-third of which may vest on October 1, 2010, subsequent to meeting certain performance milestones. Also, in fiscal 2009, 1,500 shares were issued that vest equally on April 7, 2010 and April 7, 2011. In fiscal 2008, the Company issued 61,980 shares of Restricted Stock, which vest in equal annual installments over three years, subject to certain conditions. Also, in fiscal 2009 and 2008 the Company issued 115,211 and 35,385 shares of Restricted Stock, respectively, that vested immediately.

There is $475,000 in costs related to unvested restricted stock shares that are expected to be recognized over the next two years.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

NJR has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, and all non-represented employees hired on or after October 1, 2009, are covered by an enhanced defined contribution plan instead of the defined benefit plan.

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

NJR’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In fiscal 2009 and 2008, the Company had no minimum funding requirements; however, NJR made discretionary contributions to the pension plans during fiscal 2009 totaling $25.6 million. An additional contribution of $4.4 million was made on October 1, 2009. The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. In 2004, the Company elected to pre-fund most of the annual required contributions expected for the subsequent five fiscal years. This resulted in lower annual contributions over this period, including the amount contributed by the Company of approximately $1.9 million in fiscal 2009 and $1.0 million in fiscal 2008. The Company currently estimates contributions of between $5 million to $7 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

The accumulated benefit obligation (ABO) for the pension plans, including the Pension Equalization Plan, at September 30, 2009 and 2008, was $115.9 million and $89.9 million, respectively. As of September 30, 2009, the ABO exceeded the fair value of plan assets of $100.6 million, and the projected benefit obligation was $133.8 million.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized in the Consolidated Balance Sheets:
	Pension (1)		OPEB
(Thousands)	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$102,383	$107,875	$53,452	$53,031
Service cost	2,712	2,913	1,728	1,795
Interest cost	7,748	6,594	4,057	3,252
Plan participants’ contributions	48	47	4	4
Actuarial gain (loss)	26,070	(10,134)	21,107	(2,548)
Benefits paid, net of retiree subsidies received	(5,122)	(4,912)	(2,056)	(2,082)
Benefit obligation at end of year	$133,839	$102,383	$78,292	$53,452
Change in plan assets
Fair value of plan assets at beginning of year	$80,618	$105,389	$22,711	$29,475
Actual return on plan assets	(713)	(20,122)	(148)	(5,613)
Employer contributions	25,808	215	1,868	1,014
Benefits paid, net of plan participants’ contributions	(5,074)	(4,864)	(2,237)	(2,165)
Fair value of plan assets at end of year	$100,639	$80,618	$22,194	$22,711
Funded status	$(33,200)	$(21,765)	$(56,098)	$(30,741)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit liability
Current	$(145)	$(218)	$(118)	$(148)
Non-current	(33,055)	(21,547)	(55,980)	(30,593)
Total	$(33,200)	$(21,765)	$(56,098)	$(30,741)
(1) Includes NJR’s Pension Equalization Plan.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR recognizes a liability for its underfunded benefit plans as required by the Compensation – Retirement Benefits Topic of the ASC. NJR records the offset to Regulatory Assets for the portion of liability relating to its regulated utility and to Accumulated Other Comprehensive Income for the portion of the liability related to its non-regulated operations. The amounts recognized in Regulatory Assets and Accumulated Other Comprehensive Income as of September 30, 2008 and September 30, 2009 are as follows:
			Accumulated Other
	Regulatory Assets		Comprehensive Income
	Pension		Pension
	Plan	OPEB	Plan	OPEB

Balance at September 30, 2007	$17,351	$14,821	$1,667	$5,401

Amounts arising during the period:
Net actuarial loss (gain)	14,487	6,608	4,232	(1,079)

Amounts amortized to net periodic costs:
Net actuarial (loss)	(972)	(569)	(129)	(235)
Prior service cost	(39)	(69)	(17)	(9)
Net Transition Obligation	—	(286)	—	(71)

Balance at September 30, 2008	$30,827	$20,505	$5,753	$4,007

Amounts arising during the period:
Net actuarial loss (gain)	26,832	18,516	8,704	4,735

Amounts amortized to net periodic costs:
Net actuarial (loss)	(480)	(883)	(74)	(184)
Prior service cost	(39)	(68)	(17)	(10)
Net Transition Obligation	—	(286)	—	(71)

Balance at September 30, 2009	$57,140	$37,784 (1)	$14,366	$8,477
(1)   Balance represents amounts recognized in accordance with ASC 715 and excludes $1.2 million associated with a regulatory asset approved by the BPU.

Amounts included in Regulatory Assets and Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit cost in fiscal year 2010 are as follows:

			Accumulated Other
	Regulatory Assets		Comprehensive Income
	Pension		Pension
(Thousands)	Plan	OPEB	Plan	OPEB

Net actuarial gain (loss)	$2,190	$1,842	$532	$437
Prior service (cost) credit	39	69	16	7
Net Transition Obligation	—	286	—	70
Total	$2,229	$2,197	$548	$514

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

		Pension			OPEB
(Thousands)	2009	2008	2007	2009	2008	2007
Service cost	$2,712	$2,913	$2,932	$1,728	$1,795	$1,819
Interest cost	7,748	6,594	6,217	4,057	3,252	3,028
Expected return on plan assets	(8,753)	(8,731)	(8,208)	(1,996)	(2,465)	(2,161)
Recognized actuarial loss	554	1,101	1,596	1,067	804	1,063
Recognized net initial obligation	—	—	—	357	357	357
Prior service cost amortization	56	56	84	78	78	78
Net periodic cost	$2,317	$1,933	$2,621	$5,291	$3,821	$4,184

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30 are as follows:
		Pension			OPEB
	2009	2008	2007	2009	2008	2007
Benefit costs:
Discount rate	7.75%	6.25%	6.00%	7.75%	6.25%	6.00%
Expected asset return	9.00%	9.00%	9.00%	9.00%	8.50%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Obligations:
Discount rate	6.25%	7.75%	6.25%	6.25%	7.75%	6.25%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

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

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2009	2008	2007
HCCTR	8.0%	9.0%	10.0%
Ultimate HCCTR	5.0%	5.0%	5.0%
Year ultimate HCCTR reached	2018	2013	2013

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$13,181	$8,052	$8,493
Total service and interest cost	$1,083	$973	$959
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(10,617)	$(6,571)	$(6,850)
Total service and interest costs	$(859)	$(771)	$(752)

NJR’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 6.0 percent greater than the assumed rate of inflation as measured by the Consumer price Index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2010	Assets at
	Target	September 30,
Asset Allocation	Allocation	2009	2008
U.S. equity securities	39%	52%	53%
International equity securities	20	18	15
Fixed income	41	30	32
Total	100%	100%	100%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2010	$5,470	$2,583
2011	$5,824	$2,739
2012	$6,123	$2,936
2013	$6,361	$3,136
2014	$6,691	$3,457
2015-2019	$40,155	$22,945

NJR’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 NJR qualifies for federal subsidies.

The estimated subsidy payments are:
Estimated Subsidy Payment
Fiscal Year	(Thousands)
2010	$159
2011	$180
2012	$203
2013	$223
2014	$238
2015-2019	$1,501

Defined Contribution Plan

The Company offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. The Company matches 50 percent of participants’ contributions up to 6 percent of base compensation.

For represented NJRHS employees and other employees who are not eligible for participation in the defined benefit plan and for non-represented employees hired on or after October 1, 2009, the Company contributes between 2 and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf.

The amount expensed and contributed for the matching provision of the Savings Plan was $1.2 million in fiscal 2009, $1.3 million in fiscal 2008 and $1.2 million in fiscal 2007.

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2009	2008
Balance at October 1	$24,416	$23,895
Accretion	1,493	1,401
Additions	131	89
Retirements	(943)	(969)
Balance at September 30	$25,097	$24,416

Accretion amounts are not reflected as an expense on NJR’s Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheet.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2010	$1,564
2011	1,646
2012	1,736
2013	1,830
2014	1,911
Total	$8,687

12.	INCOME TAXES

The Company’s federal income tax returns through fiscal 2005 have either been reviewed by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled.

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows:

(Thousands)	2009	2008	2007
Statutory income tax expense	$13,516	$61,322	$35,948
Change resulting from
State income taxes	3,478	8,970	6,867
Change in tax rate	(715)	(1,705)	(221)
Depreciation and cost of removal	(2,191)	(2,253)	(1,774)
Investment tax credits	(322)	(322)	(322)
Fin 48 (ASC 740) and other interest accrued/(released)	(1,272)	1,371	—
Other	(1,118)	(1,349)	(720)
Income tax provision (1)	$11,376	$66,034	$39,778
Effective income tax rate	29.5%	37.7%	38.7%
(1)   Income tax provision includes taxes associated with investments in Equity investees of $2.9 million, $1.3 million and $1.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. These amounts are reported as part of Equity in earnings of Equity investees, net of tax, in the Consolidated Statements of Income.

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2009	2008	2007
Current
Federal	$26,860	$28,534	$36,846
State	7,603	4,750	12,282
Deferred
Federal	(17,713)	27,133	(7,153)
State	(5,052)	5,939	(1,875)
Investment tax credits	(322)	(322)	(322)
Income tax provision	$11,376	$66,034	$39,778

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and liabilities, consist of the following:

(Thousands)	2009	2008
Current
(Over)Under Recovered Gas Costs	$(14,874)	$—
Pension Liability	(7,179)	(6,247)
Other	(2,405)	(2,814)
Total current deferred tax (assets)	$(24,458)	$(9,061)

(Over)Under Recovered Gas Costs	$—	$11,501
Pension Liability	2,415	9,606
Other	1,242	1,767
Total current deferred tax liabilities	$3,657	$22,874
Total net current deferred tax (assets) liabilities	$(20,801)	$13,813

Noncurrent
Unamortized Investment Tax Credits	$(3,699)	$(3,873)
Deferred Service Contract Revenue	(2,636)	(2,528)
Deferred Gain	(1,060)	(1,615)
Total noncurrent deferred tax (assets)	$(7,395)	$(8,016)

Property - Related Items	$197,475	$141,255
Remediation Costs	35,111	35,323
Fair Value of Derivatives	11,329	58,821
Other	7,073	13,031
Total noncurrent deferred tax liabilities	$250,988	$248,430
Total net noncurrent deferred tax liabilities	$243,593	$240,414

Total net deferred tax liabilities	$222,792	$254,227

Effective October 1, 2007, NJR implemented certain provisions of the Income Taxes Topic 740 of the ASC related to uncertain tax positions. These provisions prescribe a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. NJR is required to recognize a liability as appropriate for a potential future obligation for certain tax positions that are deemed to be treated as an unrecognized tax benefit.

In October 2007, the total amount of liabilities initially recognized, upon implementation of these provisions, was $6.5 million, including $4.7 million of uncertain tax liabilities and $1.8 million of interest and penalties. During the first quarter of fiscal 2009, the Company settled a tax court case with the State of New Jersey, which resulted in a $2.7 million decrease to the reserve balance.

During the second quarter of fiscal 2009, the Company settled the September 30, 2005 Internal Revenue Service (IRS) tax audit. The settlement resulted in an additional reduction to the remaining balance of $3.8 million bringing it to its current balance of zero. The prior balance of $3.8 million related to one issue which has been settled and resulted in no changes to the Company’s tax liability related to the issue.

Currently the Company has no reason to believe that there will be any new additions to the reserve related to uncertain tax positions.

As of September 30, 2008, the Company’s gross unrecognized tax benefit was $4.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)
Balance at October 1, 2008	$4.7
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	$(4.7)
Expiration of statute of limitations	—
Balance at September 30, 2009	$—

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

The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2006. The IRS commenced an examination of the Company’s fiscal 2006 federal income tax return in the fourth quarter of fiscal 2008. The fiscal 2006 exam is expected to be completed by the end of fiscal 2010.

The Company is not currently under examination in any state; however, all periods subsequent to those ended September 30, 2003, are statutorily open to examination (in New York all periods subsequent to September 30, 2004, are statutorily open to examination). As previously disclosed, NJNG was party to a case pending before the Tax Court of New Jersey (the “Tax Court”). In that case, NJNG disputed the State of New Jersey’s (the “State”) application of its tax apportionment rules. On April 15, 2008 the Tax Court issued a decision in favor of the State. NJNG paid the resulting assessment of approximately $3 million (including interest and penalties) on October 15, 2008. The effect of the Tax Court’s decision did not impact the Company’s effective tax rate, as this amount had been fully reserved and was reflected as a component of current Deferred and accrued taxes in the Consolidated Balance Sheets as of September 30, 2008.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $106.8 million at current contract rates and volumes, which are recoverable through the BGSS.

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

Commitments as of September 30, 2009, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2010	2011	2012	2013	2014	Thereafter
NJRES
Natural gas purchases	$444,490	$140,949	$126,561	$10,588	$—	$—
Storage demand fees	41,292	18,862	11,841	7,018	2,835	1,576
Pipeline demand fees	37,926	18,777	9,949	10,477	7,636	24,010
Sub-total NJRES	$523,708	$178,588	$148,351	$28,083	$10,471	$25,586
NJNG
Natural gas purchases	$54,239	$1,644	$—	$—	$—	$—
Storage demand fees	21,905	18,393	13,307	10,414	5,536	1,174
Pipeline demand fees	84,949	83,520	76,569	75,590	69,795	256,372
Sub-total NJNG	$161,093	$103,557	$89,876	$86,004	$75,331	$257,546
Total	$684,801	$282,145	$238,227	$114,087	$85,802	$283,132

NJNG’s capital expenditures are estimated at $110.2 million in fiscal 2010, of which approximately $3.8 million has been committed, and $86.5 million for fiscal 2011, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Fiscal 2010 and 2011 include an estimated $44.2 million and $20.5 million, respectively, related to AIP construction costs.

The Company’s future minimum lease payments under various operating leases are less than $2.9 million annually for the next five years and $1.5 million in the aggregate for all years thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Guarantees

As of September 30, 2009, there were NJR guarantees covering approximately $345 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Consolidated Balance Sheet.

In fiscal 2009, the Company entered into agreements to lease vehicles over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2009, the present value of the liability recognized on the Consolidated Balance Sheets is $335,000. In the event performance under the guarantee is required, the Company’s maximum future payment would be $475,000.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five Manufactured Gas Plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In October 2007, the BPU approved $14.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2006. In February 2008, NJNG filed an application regarding its SBC which included MGP remediation expenditures incurred through June 30, 2007, resulting in an expected annual recovery of $17.7 million. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through September 30, 2008 resulting in an expected annual recovery of $20.7 million. As of September 30, 2009, $85.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in Regulatory assets on the Consolidated Balance Sheet.

In September 2009, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $146.7 million to $244.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $146.7 million on the Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG is presently investigating the potential settlement of alleged Natural Resource Damage claims that might be brought by the NJDEP concerning the five MGP sites. NJDEP has not made any specific demands for compensation for alleged injury to groundwater or other natural resources. NJNG’s evaluation of these potential claims is in the early stages, and it is not yet possible to quantify the amount of compensation, if any that NJDEP might seek to recover. NJNG anticipates any costs associated with this matter would be recoverable through the RA.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RA or the impact on the Company’s results of operations, financial position or cash flows, which could be material.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, other than as disclosed above, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

14.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

NJR organizes its businesses based on its products and services as well as regulatory environment.  As a result, the Company chooses to manage the businesses through the following reportable segments and other operations:  the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Retail and Other operations consist of appliance and installation services, commercial real estate development, investments and other corporate activities.

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $81.2 million and at retail and Other of $388,000 is detailed below.

(Thousands)
Fiscal Years Ended September 30,	2009	2008	2007
Operating Revenues
Natural Gas Distribution	$1,082,001	$1,078,824	$1,005,588
Energy Services	1,498,742	2,714,733	1,994,682
Segment subtotal	2,580,743	3,793,557	3,000,270
Retail and Other	14,008	22,850	21,776
Intercompany revenues (1)	(2,291)	(197)	(281)
Total	$2,592,460	$3,816,210	$3,021,765
Depreciation and Amortization
Natural Gas Distribution	$29,417	$37,723	$35,648
Energy Services	205	206	214
Segment subtotal	29,622	37,929	35,862
Retail and Other	706	535	373
Total	$30,328	$38,464	$36,235
Interest Income (2)
Natural Gas Distribution	$2,779	$3,294	$3,232
Energy Services	570	311	724
Segment subtotal	3,349	3,605	3,956
Retail and Other	567	476	59
Intercompany interest income (1)	(496)	—	—
Total	$3,420	$4,081	$4,015
Interest Expense, net of capitalized interest
Natural Gas Distribution	$18,706	$21,277	$21,182
Energy Services	322	2,574	4,222
Segment subtotal	19,028	23,851	25,404
Retail and Other	2,482	1,960	2,209
Intercompany interest expense (1)	(496)	—	—
Total	$21,014	$25,811	$27,613
Income Tax Provision (Benefit)
Natural Gas Distribution	$39,729	$27,840	$26,334
Energy Services	(24,259)	38,806	14,311
Segment subtotal	15,470	66,646	40,645
Retail and Other	(6,982)	(1,931)	(1,970)
Total	$8,488	$64,715	$38,675
Net Financial Earnings
Natural Gas Distribution	$65,403	$42,479	$44,480
Energy Services	31,179	47,003	40,148
Segment subtotal	96,582	89,482	84,628
Retail and Other	4,388	4,333	3,726
Total	$100,970	$93,815	$88,354
(1)      Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation
(2)      Included in Other income in the Consolidated Statement of Income

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	September 30,
(Thousands)	2009	2008	2007
Consolidated Net Financial Earnings	$100,970	$93,815	$88,354
Less:
Unrealized loss (gain) from derivative instruments, net of taxes	39,254	(6,028)	42,209
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	34,474	(9,325)	(16,788)
Consolidated Net Income	$27,242	$109,168	$62,933

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

The Company’s assets for the various business segments and business operations are detailed below:

(Thousands)	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,797,165	$1,761,964
Energy Services	327,532	699,897
Segment subtotal	2,124,697	2,461,861
Retail and Other	223,020	231,551
Intercompany Assets (1)	(26,687)	(58,115)
Total	$2,321,030	$2,635,297
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NJRES’ assets decreased 53.2 percent from fiscal 2008 to fiscal 2009, due primarily to lower inventory values resulting from a decline in commodity prices.

In fiscal 2009, NJRES had one customer who represented 14 percent of its total revenue. Management believes that the loss of this customer would not have a material effect on its financial position, results of operations or cash flows as an adequate number of alternative counterparties exist.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.	RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to March 2010. NJRES will incur demand fees payable to Steckman Ridge aggregating approximately $5.5 million annually. As of September, 2009, NJRES’ fees and related payable balances were immaterial.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2009 and 2008 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2009
Operating revenues	$801,304	$937,516	$441,052	$412,588
Gross margin(1)	$91,189	$95,390	$21,185	$13,492
Operating income (loss)	$49,251	$52,000	$(23,770)	$(29,411)
Net income (loss)	$28,272	$31,988	$(14,155)	$(18,863)
Earnings (loss) per share
Basic	$0.67	$0.76	$(0.34)	$(0.45)
Diluted	$0.67	$0.75	$(0.34)	$(0.45)
2008
Operating revenues	$811,138	$1,177,545	$1,000,439	$827,088
Gross margin(1)	$87,519	$78,043	$7,340	$200,598
Operating income (loss)	$47,899	$35,508	$(34,741)	$144,672
Net income (loss)	$26,274	$21,474	$(24,929)	$86,348
Earnings (loss) per share
Basic	$0.63	$0.51	$(0.59)	$2.05
Diluted	$0.63	$0.51	$(0.59)	$2.04
(1) Gross margin consists of operating revenue less cost of goods sold and othet direct expenses at NJR’s unregulated subsidiaries and utility gross margin at NJNG, which includes natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment and regulatory rider expenses.

The sum of quarterly amounts may not equal the annual amounts due to rounding.

Immaterial Restatement to Prior Year Consolidated Financial Statements

In the fourth quarter of fiscal 2009, management discovered an error in the accounting for gas in storage, purchase obligations, embedded derivatives and gas demand fees associated with park and loan transactions at NJRES. NJR had been incorrectly pricing its inventory and had not been recognizing the fair value of the embedded derivative. Specifically, NJR had been using a forward price to value the inventory and gas purchases liability. Both the natural gas that was received and the “park and loan” liability should have been initially valued at the spot market price on the date NJRES received the gas. In addition, NJRES should have been accounting for the obligation to return the gas as an embedded derivative, which should have been fair valued (“marked to market”) at each subsequent balance sheet reporting date until the gas was returned to the counterparty. As well, the initial spread between the spot price of the natural gas on the date of the transaction and the forward price, based on the date NJRES would return the borrowed gas inventory, should have been recognized into income on a ratable basis over the term of the park and loan agreement. In addition, demand fees related to these transactions were not but should have been recognized ratably over the term of the contract.

The Company made a quantitative and qualitative assessment of the impact of the error to its consolidated financial statements for the fiscal years ended September 30, 2009, September 30, 2008 and September 30, 2007 and for the consolidated balance sheets as of September 30, 2009 and September 30, 2008 and concluded that the resulting misstatements were not material.  The cumulative error has been corrected in the fourth quarter of fiscal 2009. Accordingly, the quarterly amounts presented above for the fourth quarter of fiscal 2008 have been restated to include an increase in Gross margin and Operating income of $12.4 million, Net income of $7.6 million and a $0.19 and $0.18 increase in Basic and Diluted Earnings (loss) per share, respectively.

These errors have no impact on the economic value associated with the underlying forecasted transactions. There was no impact on reported cash flow from operations or liquidity.

New Jersey Resources Corporation
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures are effective, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the Company’s preparation of its consolidated financial statements for the fiscal year ended September 30, 2009, the Company reassessed its accounting for park and loan transactions executed through the Company’s unregulated subsidiary.  NJRES enters into park and loan transactions whereby it borrows natural gas from a counterparty with an obligation to return the gas at a future date.  The Company had been incorrectly accounting for gas in storage, gas purchase obligations, embedded derivatives and demand fees associated with these park and loan transactions.  Specifically, NJR has been using a forward price to value the inventory and gas purchases liability associated with “park and loan” transactions.  Both the natural gas that was received and the “park and loan” liability should have been initially valued at the spot price on the date NJRES received the gas.  In addition, NJRES should have been accounting for the obligation to return the gas as an embedded derivative, which should have been fair valued (“marked to market”) at each subsequent balance sheet reporting date until the gas was returned to the counterparty. As well, the initial spread between the spot price of the borrowed gas liability on the date of the transaction and the forward price, based on the date NJRES would return the natural gas, should have been recognized into income on a ratable basis over the term of the park and loan agreement. In addition, demand fees related to these transactions were not but should have been recognized ratably over the term of the contract.  Management, in consultation with the Audit Committee, had concluded that the errors associated with the accounting for park and loan transactions constituted a material weakness in the Company’s internal controls over financial reporting for the applicable periods that have been restated, but do not constitute a material weakness for the fiscal year ended September 30, 2009, because management through its existing disclosure controls and procedures identified the errors and corrected such errors.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. The Company’s management has discussed these issues with the Company’s Audit Committee.

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

New Jersey Resources Corporation
Part II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control over Financial Reporting

During fiscal 2009, the Company implemented a remediation plan to address material weaknesses associated with the fair value of certain physical natural gas transactions and accounting for park and loan transactions. The remediation plan included the hiring of additional staff with the appropriate accounting technical expertise as well as the implementation of additional control procedures and oversight on its derivative transactions, which are outlined below. Management believes these additional measures remediated the material weaknesses as of September 30, 2009. The Company implemented the following measures during fiscal 2009 that were designed to substantially reduce the risk of a similar material weakness occurring in the future:

•	expanded training, education and accounting reviews for all relevant personnel involved in the accounting treatment and disclosures for the Company’s commodity transacting;

•	investment in additional resources with appropriate accounting technical expertise, including the hiring of a Controller- Wholesale and Midstream Operations;

•
improvements in the design of internal control over financial reporting related to the accounting of commodity transacting, resulting in the implementation of new and expanded processes and controls; and

•	increased level of review and discussion of significant accounting matters and supporting documentation with senior finance management.

These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2009. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption “Executive Officers of the Company.”

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

Because the Company’s common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 12, 2009. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

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

(a) 3.                 Exhibits–See Exhibit Index on page 109.

New Jersey Resources Corporation

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I—Condensed financial information of registrant for each of the three years in the period ended September 30, 2009	105

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2009	106

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007

STATEMENTS OF INCOME

(Thousands)
Fiscal Years Ended September 30,	2009	2008	2007

Operating revenues	$—	$—	$—
Operating expenses	9,159	8,667	9,068
Operating loss	(9,159)	(8,667)	(9,068)
Other income	9,980	10,023	10,589
Interest expense	276	1,348	1,802
Income (loss) before income taxes and equity in earnings of affiliates	545	8	(281)
Income tax provision (benefit)	230	(51)	(122)
Equity in earnings of subsidiaries, net of tax	26,927	109,109	63,092
Net income	$27,242	$109,168	$62,933

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2009	2008	2007

Net cash provided by operating activities	$52,971	$59,144	$33,479

Cash flows (used in) provided by investing activities:
Net repayments from associated companies	$(34,085)	$9,584	$89,529
Investments in affiliates	(46,184)	(23,500)	(55,805)
Cash flows (used in) provided by investing activities	$(80,269)	$(13,916)	$33,724

Cash flows from financing activities:
(Payments) proceeds from long-term debt	$(25,000)	$(493)	$50,000
Tax benefit from stock options exercised	1,686	630	1,761
Proceeds from common stock	16,441	16,028	18,515
Net borrowings from associated companies	5,187	2,472	2,941
Purchases of treasury stock	(30,670)	(11,039)	(9,024)
Payments of common stock dividends	(50,967)	(45,201)	(42,446)
Net proceeds (payments) of short-term debt	110,700	(7,550)	(88,950)
Cash flows from (used in) financing activities	$27,377	$(45,153)	$(67,203)
Change in cash and temporary investments	$79	$75	$—
Cash and temporary investments, beginning of year	75	—	—
Cash and temporary investments, end of year	$154	$75	$—

New Jersey Resources Corporation

SCHEDULE I
NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS (Continued)

BALANCE SHEETS

(Thousands)
September 30,	2009	2008
ASSETS
Current assets	$18,130	$16,377
Investments	710,102	737,585
Intercompany receivable, net	170,462	106,587
Deferred charges and other assets	2,456	2,511
Total assets	$901,150	$863,060
CAPITALIZATION AND LIABILITIES
Current liabilities (1)	$158,193	$81,039
Long-term debt	50,000	50,000
Deferred credits and other liabilities	3,231	3,954
Common stock equity	689,726	728,067
Total capitalization and liabilities	$901,150	$863,060
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

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $51 million, $45.2 million and $41.9 million during fiscal 2009, 2008 and 2007 respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007

(Thousands)
CLASSIFICATION	BEGINNING BALANCE	ADDITIONS CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2009:
Regulatory asset reserve	$102	$—	$180	$282
Allowance for Doubtful Accounts	$4,580	$9,588	$(8,104)	$6,064
2008:
Regulatory asset reserve	$2,703	$529	$(3,130)	$102
Allowance for Doubtful Accounts	$3,166	$4,422	$(3,008)	$4,580
2007:
Regulatory asset reserve	$678	$2,025	$—	$2,703
Allowance for Doubtful Accounts	$2,679	$3,174	$(2,687)	$3,166
(1) Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date: November 30, 2009
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 30, 2009	/s/ Laurence M. Downes	November 30, 2009	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 30, 2009	/s/ Nina Aversano	November 30, 2009	/s/ Glenn C. Lockwood
	Nina Aversano Director		Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 30, 2009	/s/ Lawrence R. Codey	November 30, 2009	/s/ J. Terry Strange
	Lawrence R. Codey Director		J. Terry Strange Director

November 30, 2009	/s/ Donald L. Correll	November 30, 2009	/s/ David A. Trice
	Donald L. Correll Director		David A. Trice Director

November 30, 2009	/s/ Robert B. Evans	November 30, 2009	/s/ William H. Turner
	Robert B. Evans Director		William H. Turner Director

November 30, 2009	/s/ M. William Howard, Jr.	November 30, 2009	/s/ George R. Zoffinger
	M. William Howard, Jr. Director		George R. Zoffinger Director

November 30, 2009	/s/ Jane M. Kenny
Jane M. Kenny Director

New Jersey Resources Corporation

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3-1 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996 and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 6, 2008)

3.2	By-Laws of the Company, as amended on July 14, 2009 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on July 20, 2009)

4.1	Specimen Common Stock Certificates (incorporated by reference to Exhibit 4-1 to Registration Statement No. 033-21872)

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

10.4**
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.4(a)**
Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers (incorporated by reference to Exhibit 10.4(a) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.4(b)**
Form of Amendment of Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (for future use) (incorporated by reference to Exhibit 10.4(b) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.5(b)
Service Agreement for Rate Schedule SS-1by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.6**
The Company’s Officer Incentive Plan effective as of October 1, 1986 (incorporated by reference to Exhibit 10-6 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.7
Lease Agreement between NJNG, as Lessee and State Street Bank and Trust Company of Connecticut, National Association, as Lessor for NJNG’s Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.10**
The Company’s Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.12**
Employment Continuation Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.12(a)**	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.12(a) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.16**	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed on November 13, 2008)

10.17**
The Company’s 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.18**	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

New Jersey Resources Corporation

Exhibit Number	Exhibit Description

10.19**	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.20**	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21**	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22**	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K, as filed on April 1, 2009)

10.23	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.24	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.25**
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJRES and Joseph P. Shields dated as of December 31, 2008 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K as filed on January 7, 2009)

10.26**
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJNG and Kathleen T. Ellis dated as of December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on January 7, 2009)

10.27**	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.28**	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.29**	New Jersey Resources Corporation Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.30**	New Jersey Resources Corporation Officers’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1*†	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2*†	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

_______________________________

*            Filed herewith
**              Denotes compensatory plans or arrangements or management contracts

†       This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.