Form 10-Q
period 2009-12-31
NEW JERSEY RESOURCES CORP
filed 2010-02-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2010, was 41,417,220.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2010 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

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
•
the impact of volatility in the credit markets that would result in the increased cost and/or limit the availability of credit at NJR to fund and support physical gas inventory purchases and other working capital needs at NJRES, and all other non-regulated subsidiaries, as well as negatively affect access to the commercial paper market and other short-term financing markets at NJNG to allow it to fund its commodity purchases and meet its short-term obligations as they come due;

•	the ability to comply with debt covenants;
•	continued failures in the market for auction rate securities;
•	the impact to the asset values and resulting higher costs and funding obligations of NJR’s pension and postemployment benefit plans as a result of downturns in the financial markets;
•	the ability to maintain effective internal controls;
•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;
•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties and liquidity in the wholesale energy trading market;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•
the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining NJNG’s natural gas distribution system;

•	dependence on third-party storage and transportation facilities;
•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the ultimate outcome of pending regulatory proceedings;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes; and
•	environmental-related and other litigation and other uncertainties.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,
(Thousands, except per share data)	2009	2008
OPERATING REVENUES
Utility	$258,475	$340,908
Nonutility	351,071	460,396
Total operating revenues	609,546	801,304
OPERATING EXPENSES
Gas purchases:
Utility	154,950	230,452
Nonutility	294,443	440,638
Operation and maintenance	36,291	36,408
Regulatory rider expenses	13,673	13,561
Depreciation and amortization	7,869	7,361
Energy and other taxes	16,935	23,633
Total operating expenses	524,161	752,053
OPERATING INCOME	85,385	49,251
Other income	1,119	858
Interest expense, net of capitalized interest	5,417	6,547
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	81,087	43,562
Income tax provision	30,929	15,804
Equity in earnings of affiliates, net of tax	1,744	514
NET INCOME	$ 51,902	$ 28,272
EARNINGS PER COMMON SHARE
BASIC	$1.25	$0.67
DILUTED	$1.24	$0.67
DIVIDENDS PER COMMON SHARE	$0.34	$0.31
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,615	42,170
DILUTED	42,001	42,495

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$51,902	$28,272
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments and related transactions	(6,633)	11,499
Depreciation and amortization	8,103	7,581
Allowance for equity used during construction	(384)	—
Allowance for bad debt expense	847	1,280
Deferred income taxes	28,656	5,765
Manufactured gas plant remediation costs	(1,479)	(5,875)
Equity in earnings of affiliates, net of distributions	(960)	(514)
Cost of removal – asset retirement obligations	(38)	(19)
Contributions to postemployment benefit plans	(4,550)	(182)
Changes in:
Components of working capital	(136,542)	(73,901)
Other noncurrent assets	4,302	(38,448)
Other noncurrent liabilities	4,577	27,582
Cash flows used in operating activities	(52,199)	(36,960)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(10,326)	(18,207)
Real estate properties and other	(17)	(145)
Cost of removal	(1,097)	(1,462)
Investments in equity investees	(4,300)	(21,000)
Release from restricted cash construction fund	—	4,200
Cash flows used in investing activities	(15,740)	(36,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,109	6,196
Tax benefit from stock options exercised	224	972
Proceeds from sale-leaseback transaction	4,925	6,268
Payments of long-term debt	(1,346)	(30,973)
Purchases of treasury stock	(8,994)	(1,126)
Payments of common stock dividends	(13,249)	(11,776)
Net proceeds from short-term debt	57,400	87,350
Cash flows from financing activities	42,069	56,911
Change in cash and temporary investments	(25,870)	(16,663)
Cash and temporary investments at beginning of period	36,186	42,626
Cash and temporary investments at end of period	$10,316	$25,963
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(153,756)	$(98,006)
Inventories	(34,096)	73,156
Recovery of gas costs	(22,351)	25,017
Gas purchases payable	99,141	(41,081)
Prepaid and accrued taxes	18,777	43,830
Accounts payable and other	(11,159)	(6,541)
Restricted broker margin accounts	14,496	(51,882)
Customers’ credit balances and deposits	(31,574)	(24,957)
Other current assets	(16,020)	6,563
Total	$(136,542)	$(73,901)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$1,285	$4,185
Income taxes	—	$1,427

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	December 31,	September 30,
(Thousands)	2009	2009
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,452,096	$1,438,945
Real estate properties and other, at cost	30,214	30,195
	1,482,310	1,469,140
Accumulated depreciation and amortization	(411,295)	(404,701)
Property, plant and equipment, net	1,071,015	1,064,439

CURRENT ASSETS
Cash and temporary investments	10,316	36,186
Customer accounts receivable
Billed	181,505	101,945
Unbilled revenues	79,103	8,616
Allowance for doubtful accounts	(3,202)	(6,064)
Regulatory assets	5,037	5,878
Gas in storage, at average cost	331,329	297,464
Materials and supplies, at average cost	6,257	6,026
Prepaid state taxes	21,108	37,886
Derivatives, at fair value	104,285	131,070
Restricted broker margin account	11,754	26,250
Deferred taxes	10,984	20,801
Other	29,679	18,131
Total current assets	788,155	684,189

NONCURRENT ASSETS
Investments in equity investees	166,375	160,508
Regulatory assets	384,172	391,025
Derivatives, at fair value	10,767	9,536
Other	11,145	11,333
Total noncurrent assets	572,459	572,402
Total assets	$2,431,629	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES
	December 31,	September 30,
(Thousands)	2009	2009
CAPITALIZATION
Common stock equity	$ 722,851	$ 689,726
Long-term debt	438,412	455,492
Total capitalization	1,161,263	1,145,218

CURRENT LIABILITIES
Current maturities of long-term debt	27,169	6,510
Short-term debt	200,800	143,400
Gas purchases payable	229,253	130,112
Accounts payable and other	34,794	44,448
Dividends payable	14,148	13,026
Deferred and accrued taxes	5,474	3,475
Regulatory liabilities	13,852	36,203
New Jersey clean energy program	10,955	10,920
Derivatives, at fair value	58,347	94,853
Customers’ credit balances and deposits	41,643	73,218
Total current liabilities	636,435	556,165

NONCURRENT LIABILITIES
Deferred income taxes	262,432	243,593
Deferred investment tax credits	6,790	6,870
Deferred revenue	7,467	8,203
Derivatives, at fair value	5,250	6,250
Manufactured gas plant remediation	146,700	146,700
Postemployment employee benefit liability	87,866	89,035
Regulatory liabilities	55,874	56,450
New Jersey clean energy program	27,718	28,449
Asset retirement obligation	25,450	25,097
Other	8,384	9,000
Total noncurrent liabilities	633,931	619,647
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,431,629	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2009	2008
Net income	$51,902	$28,272
Unrealized gain on available for sale securities, net of tax of $(264) and $(380), respectively (1)	378	545
Net unrealized (loss) on derivatives, net of tax of $23 and $18, respectively	(33)	(26)
Other comprehensive income	345	519
Comprehensive income	$52,247	$28,791
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by New Jersey Resources Corporation (NJR or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2009 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in NJR’s 2009 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. NJR provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment and is the Company’s principal non-utility subsidiary that maintains and trades a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that began commercial operation in April 2009. Effective October 1, 2009, Iroquois and Steckman Ridge comprise the Midstream Assets segment;

NJR Retail Holdings Corporation (Retail Holdings), which has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R) along with NJR Energy Corporation (NJR Energy) are included in Retail and Other operations.

Intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR’s utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2010.

Change in Reportable Segments

Effective October 1, 2009, NJR established Midstream Assets as a new reportable segment to reflect the way it currently views and manages growth opportunities associated with investments in natural gas transportation and storage facilities. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated throughout this report to be consistent with current year presentation (see Note 14. Business Segment and Other Operations Data and Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations).

Subsequent Events

The Company evaluates subsequent events through the date it issues its financial statements. Accordingly, for the period ended December 31, 2009, events occurring between December 31, 2009 and February 3, 2010, have been reviewed to determine appropriate recognition and disclosures. See Note 2. Regulation and Note 15. Related Party Transactions, for subsequent events disclosures.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in Storage

The following table summarizes Gas in storage by company as of:

	December 31,		September 30,
	2009		2009
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$143,499	17.6	$175,201	21.9
NJRES	187,830	40.4	122,263	36.3
Total	$331,329	58.0	$297,464	58.2

Gas in storage increased during the three months ended December 31, 2009, due primarily to an increase in the average cost of gas at NJRES coupled with optimization activities that allowed NJRES to purchase and inject additional volumes, offset by a 19.7 percent decrease in NJNG’s inventory volumes due to the start of the winter heating season.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	December 31,		September 30,
(Thousands)	2009		2009
NJNG	$ 21,912	12%	$ 21,239	21%
NJRES	151,305	83	73,451	72
NJRHS and other	8,288	5	7,255	7
Total	$181,505	100%	$101,945	100%

Accounts receivable increased during the three months ended December 31, 2009, due primarily to the impact of higher commodity prices on NJRES’ receivables.

Recent Updates to the Accounting Standards Codification (ASC)

Topic 715, Compensation—Retirement Benefits:

On December 30, 2008, the FASB issued guidance that requires additional disclosures surrounding postretirement benefit plans to provide users of financial statements information related to a company’s plan assets, investment policies and strategies and significant concentrations of risk. Disclosures will include information related to the fair value of plan assets, including inputs and valuation techniques that are used to measure plan assets and the effect of Level 3 measurements on changes in plan assets. The guidance is effective for fiscal years ending after December 15, 2009. As it is a disclosure only standard, it will have no impact on the Company’s statement of financial position, results of operations or cash flows.

Topic 810, Consolidation:

On December 4, 2007, the FASB amended consolidation guidance relating to the accounting and reporting for minority interests and clarified that a non-controlling interest in a subsidiary is considered to be an ownership interest in the consolidated entity and, therefore, should be reported as equity in the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The guidance became effective for the Company on October 1, 2009. There was no impact to the Company’s statement of financial position, results of operations or cash flows upon adoption.

In June 2009, the FASB issued guidance requiring qualitative evaluations, which will replace the quantitative assessments currently in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures will provide information on a company’s involvement with VIE’s. The guidance is effective at the beginning of a company’s annual reporting period that begins after November 15, 2009, including interim reporting periods. The Company will adopt the provisions of the statement prospectively during its first quarter of fiscal 2011 and is evaluating the effect on its financial position, results of operations and cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Topic 820, Fair Value Measurements and Disclosures:

In August 2009, the FASB issued additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, the guidance affirms the use of other permitted valuation techniques. The guidance became effective for the Company on October 1, 2009. There was no impact to the Company’s statement of financial position, results of operations or cash flows upon adoption.

2.	REGULATION

Base Rates

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG’s base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that includes a return on equity component of 10.3 percent and a reduction to NJNG’s depreciation expense component.

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

As of December 31, 2009, under the CIP, NJNG has $8 million accrued to recover from residential and commercial customers, which includes $2.4 million related to the weather component of the CIP and $5.6 million related to the usage component of the CIP.

The following are NJNG’s BPU filings and results during fiscal 2009 and 2010 related to CIP:

•
October 2008 – The BPU provisionally approved, effective October 3, 2008, NJNG’s CIP petition filed in May 2008 requesting an additional $6.8 million and modification to its CIP recovery rates. The additional amount brought the total recovery requested to $22.4 million and included amounts accrued and estimated through September 30, 2008.

•
April 2009 – NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. As a result of no action taken by the BPU as of September 30, 2009, the CIP remained in effect for an additional year or until a final order was issued by the BPU.

•
June 2009 – The BPU issued their final order approving NJNG’s recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. NJNG also included a request to reduce the WNC rate to facilitate recovery of its remaining balance in fiscal 2010. The rates included in the filing were provisionally approved on September 16, 2009.

•
December 2009 – NJNG submitted a petition requesting approval from the BPU for an extension of its CIP mechanism, as currently structured, through September 30, 2013. On January 20, 2010, the BPU approved an extension to NJNG’s CIP through September 30, 2013.

In addition, NJNG and NJRES entered into an asset management agreement that begins in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also will sell approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will receive capacity release payments and will also have the option to purchase index priced gas at certain delivery locations to maintain operational reliability. These capacity release payments provide BGSS savings pursuant to the terms of the CIP as approved in the January 20, 2010 BPU Board Order, and reduce costs to NJNG’s BGSS customers.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of December 31, 2009, NJNG had a remaining liability of $207,000 related to these programs.

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

The following are NJNG’s BGSS filings during fiscal 2009 and 2010 related to its requested rate adjustments and refunds to its residential and small commercial customers:

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

•
June 2009 – NJNG filed its annual BGSS and CIP filing (2010 BGSS/CIP filing) proposing a decrease of 17.6 percent for the average residential heating customer of which 15.7 percent is due to the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change is related to changes to the CIP rate, as discussed above, and a minor reduction to the rate related to collecting the remaining balance under the Weather Normalization Clause (WNC). On September 16, 2009, the BPU approved on a provisional basis a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent is due to the reduction to the BGSS price and the balance of rate change is related to the CIP and WNC rates as discussed above.

•	October 2009 – NJNG provided refunds of approximately $37.4 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

•
January 2010 – NJNG notified the BPU that bill credits in the amount of $37.5 million will be provide to residential and small commercial customers, based on individual customer usage, in February 2010 and March 2010.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include Off-System Sales, Capacity Release, Storage Incentive and Financial Risk Management (FRM) programs. In October 2008, the BPU approved the extension of the incentive programs through October 31, 2011, along with an increase to certain annual cost and volume limitations.

Societal Benefits Clause (SBC)

The SBC is comprised of three primary components, a Universal Service (USF) rider, a Manufactured Gas Plant (MGP) Remediation Rider (RA) and the New Jersey Clean Energy Program (NJCEP). The USF is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers; the RA is a rider that provides for recovery of actual expenditures incurred to remediate former gas manufacturing facilities; and the NJCEP is a program designed to promote energy efficiency and renewable energy. Recovery of SBC program costs is subject to BPU approval based on annual filings that include an updated report of expenditures incurred each year.

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

In June 2008, the natural gas utilities in New Jersey collectively filed with the BPU to increase the statewide USF recovery, which was provisionally approved by the BPU in October 2008. In addition, the BPU approved changes associated with interest collected on USF deferred balances. The changes had a negligible impact on NJNG’s customers.

In June 2009, the natural gas utilities in the State of New Jersey collectively filed with the BPU to decrease the statewide USF, which was approved by the BPU on a provisional basis, effective October 12, 2009. The USF change decreases the average monthly bill of a residential heating customer by 0.6 percent.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MGP

In June 2009, the BPU approved the February 2008 SBC filing, which included recovery of MGP remediation expenditures incurred through June 30, 2007, resulting in an expected total annual recovery of $17.7 million. The January 2009 SBC filing included MGP remediation expenditures incurred through June 30, 2008, resulting in an expected total annual recovery of $20.7 million. The review of the January 2009 filing is currently pending before the BPU.

NJCEP

The BPU has established a statewide program to promote energy efficiency and renewable energy. All New Jersey utilities are required to share in the funding for the program, which is recoverable from customers through the SBC.

In October 2008, the BPU released a final Order, updating state utilities’ funding obligations for the period from January 1, 2009, to December 31, 2012. As a result, NJNG recorded an obligation and a corresponding regulatory asset at a present value of $44.3 million in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2009, NJNG had a $38.7 million obligation remaining.

The January 2009 SBC filing included an increase to the NJCEP factor. The proposed factor is expected to recover $12.9 million annually.

Economic Stimulus

In January 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) was approved in April 2009, and allows NJNG to expedite 14 previously planned infrastructure projects, with a cost of approximately $70.8 million. The projects are designed to maintain safe and reliable service to NJNG’s customers while creating the opportunity for approximately 75 to 100 new jobs. Approved as a 2-year program, the AIP will be funded through an annual adjustment to customers’ base rates with the first adjustment expected in October 2010. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requested BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE Program costs over a 4-year period through a clause mechanism similar to the SBC, of $21.1 million, if fully subscribed. A true-up to actual EE Program investments and costs is to be filed with the BPU on an annual basis. The BPU approved the EE Program in July 2009. Both the AIP and EE Programs include the recovery of NJNG’s overall weighted average cost of capital on these investments.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2009	September 30, 2009	Recovery
Regulatory assets–current
WNC	$ 60	$ 78	(1)
CIP	4,977	5,800	(2)
Total current	$ 5,037	$ 5,878
Regulatory assets–noncurrent
Remediation costs (Note 13)
Expended, net of recoveries	$ 81,461	$ 85,461	(3)
Liability for future expenditures	146,700	146,700	(4)
CIP	3,036	—	(2)
Deferred income and other taxes	11,560	11,560	(2)
Derivatives, net (Note 3)	5,763	8,073	(5)
Energy Efficiency Program	—	1,174	(6)
New Jersey Clean Energy Program	38,673	39,369	(6)
Pipeline Integrity Management (PIM)	448	448	(7)
Postemployment benefit costs (Note 10)	94,570	94,305	(8)
Other regulatory assets	1,961	3,935	(6)
Total noncurrent	$384,172	$391,025
(1)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded since October 1, 2006 due to the existence of the CIP.

(2)	Recoverable, subject to BPU annual approval, without interest.
(3)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities – Legal Proceedings).
(5)	Recoverable, subject to BPU approval, through BGSS, without interest.
(6)	Recoverable with interest, subject to BPU approval.
(7)
Recoverable, subject to BPU review and approval in the next base rate case. NJNG is limited annually to recording a regulatory asset that does not exceed $700,000. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customer’s gas costs when the net cumulative liability exceeds $1.0 million.

(8)
Recoverable, subject to BPU approval, without interest. Includes unrecognized service costs recorded, that NJNG has determined are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans).

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	December 31, 2009	September 30, 2009
Regulatory liabilities–current
Overrecovered gas costs (1)	$13,852	$36,203
Total current	$13,852	$36,203
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$55,747	$56,450
Energy Efficiency Program (3)	127	—
Total noncurrent	$55,874	$56,450
(1)	Refundable, subject to BPU approval, through BGSS with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $22.8 million, including accretion of $400,000 for the quarter ended December 31, 2009, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of December 31, 2009 (see Note 11. Asset Retirement Obligations).

(3)	Refundable with interest, subject to BPU approval.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These contracts, with a few exceptions as described below, are accounted for as derivatives in accordance with the Derivatives and Hedging topic (ASC 815) of the ASC. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. Since the Company chooses not to designate its derivatives as accounting hedges, changes in the fair value of the derivative instruments are concurrently recorded as a component of gas purchases or operating revenues, as appropriate for NJRES and NJR Energy, in the Unaudited Condensed Consolidated Statements of Income as unrealized gains or losses. For NJRES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues. For NJR Energy, realized gains and losses on all financial derivatives are recorded as a component of operating revenues.

Changes in fair value of NJNG’s derivative instruments, however, are recorded as a component of regulatory assets or liabilities in accordance with ASC 980 in the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG’s tariff. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the NJR’s derivative instruments (see Note 4. Fair Value).

As a result of entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to potential differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a physical derivative transaction that is recorded at fair value on the balance sheet, with changes in value recognized in current period earnings.

The Company continues to elect normal treatment on all physical commodity contracts when appropriate at NJNG and NJR Energy. These contracts are accounted for on an accrual basis.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets:

		Fair Value
		December 31, 2009		September 30, 2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815:

NJNG:
Financial derivative commodity contracts	Derivatives - current	$ 2,853	$ 8,616	$ 15,801	$24,274
	Derivatives - noncurrent	—	—	1,077	677
NJRES:
Physical forward commodity contracts	Derivatives - current	16,298	9,478	22,674	10,044
	Derivatives - noncurrent	5,339	58	3,878	214
Financial derivative commodity contracts	Derivatives - current	82,315	39,935	89,140	60,054
	Derivatives - noncurrent	5,428	5,192	4,157	5,316
NJR Energy:
Financial derivative commodity contracts	Derivatives - current	2,819	318	3,455	481
	Derivatives - noncurrent	—	—	424	43
Total fair value of derivatives		$115,052	$63,597	$140,606	$101,103

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

Gains (losses) recognized at NJRES and NJR Energy are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:		Three Months Ended
		December 31, 2009 (1)
NJRES:
Physical commodity contracts	Operating revenues	$ (354)
Physical commodity contracts	Gas purchases	(619)
Financial derivatives	Gas purchases	23,938
Subtotal NJRES		22,965
NJR Energy:
Financial derivatives	Operating revenues	(1,745)
Total NJRES and NJR Energy unrealized and realized gains		$21,220
(1)  Since the provisions of ASC 815-10-50 did not become effective for NJR until January 1, 2009, there is no comparative data for the three months ended December 31, 2008.

Not included in the table above, are losses associated with NJNG’s financial derivatives that totaled $7.9 million for the three months ended December 31, 2009. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in regulatory assets or liabilities in accordance with ASC 980 and there is no impact to earnings.

As of December 31, 2009 and September 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
		December 31, 2009	September 30, 2009
NJNG	Futures	20.3	21.4
	Swaps	(10.0)	(14.5)
	Options	2.9	8.0
NJRES	Futures	(23.5)	(19.8)
	Swaps	3.8	(23.2)
	Options	4.6	4.0
	Physical	55.1	58.6
NJR Energy	Swaps	1.9	2.6

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	December 31, 2009	September 30, 2009
NJNG broker margin deposit	Broker margin – Current assets	$10,226	$16,458
NJRES broker margin deposit	Broker margin – Current assets	$ 1,528	$ 9,792

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2009. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc. (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$194,779
Noninvestment grade	9,725
Internally rated investment grade	29,665
Internally rated noninvestment grade	7,930
Total	$242,099

Conversely, certain of NJNG’s, NJRES’ and NJR Energy’s derivative instruments are tied to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. NJNG’s credit rating, with respect to S&P’s, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically tied to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2009 and September 30, 2009 is $8.3 million and $22.3 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2009 or September 30, 2009, the Company would not have been required to post any additional collateral to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, accounts receivable, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, excluding current maturities, is based on quoted market prices for similar issues and is as follows:

	December 31,	September 30,
(Thousands)	2009	2009
Carrying value	$465,600	$462,000
Fair market value	$480,000	$477,900

NJR applies the fair value measurement provisions of ASC 820 to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. In addition, ASC 820 prescribes the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the source of the data used to develop the price inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and include the following:

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR’s Level 1 assets and liabilities include exchange traded financial derivative contracts, listed equities, and money market funds.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2009:
Assets:
Physical forward commodity contracts	$ —	$21,637	$—	$ 21,637
Financial derivative contracts	32,424	60,991	—	93,415
Available for sale securities (1)	8,514	—	—	8,514
Other assets	1,856	—	—	1,856
Total assets at fair value	$42,794	$82,628	$—	$125,422

Liabilities:
Physical forward commodity contracts	$ —	$9,536	$—	$9,536
Financial derivative contracts	17,748	36,313	—	54,061
Other liabilities	1,493	—	—	1,493
Total liabilities at fair value	$19,241	$45,849	$—	$65,090

As of September 30, 2009:
Assets:
Physical forward commodity contracts	$ —	$26,552	$—	$ 26,552
Financial derivative contracts	81,215	32,839	—	114,054
Available for sale securities (1)	7,872	—	—	7,872
Other assets	1,467	—	—	1,467
Total assets at fair value	$90,554	$59,391	$—	$149,945

Liabilities:
Physical forward commodity contracts	$ —	$10,258	$—	$ 10,258
Financial derivative contracts	68,443	22,402	—	90,845
Other liabilities	1,467	—	—	1,467
Total liabilities at fair value	$69,910	$32,660	$—	$102,570
(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

There were no Level 3 measurements during the three months ended December 31, 2009. A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of December 31, 2008 is as follows:
Fair Value Measurements Using
Significant Unobservable Inputs
(Thousands)	(Level 3)
Balance at October 1, 2008	$937
Total gains realized and unrealized	241
Purchases, sales, issuances and settlements, net	(572)
Net transfers in and/or out of Level 3	(483)
Balance at December 31, 2008	$ 123

Net unrealized gains included in net loss relating to derivatives still held	$ 123

5.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	December 31, 2009	September 30, 2009
Steckman Ridge	$135,741	$131,555
Iroquois	22,120	21,081
Other	8,514	7,872
Total	$166,375	$160,508

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

NJR’s investment in Steckman Ridge increased $4.2 million during the three months ended December 31, 2009, including cash investments of $4.3 million and equity in earnings of $2.9 million, less cash distributions received of $3 million. Steckman Ridge became commercially operational during the third quarter of fiscal 2009 with approximately two-thirds of eventual capacity available for customer injections.

NJR’s investment in Iroquois increased as a result of equity in earnings of $1.1 million during the first three months ended December 31, 2009.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in accumulated other comprehensive income, a component of common stock equity. Unrealized gains associated with these equity securities were approximately $378,000, net of tax of $(264,000) and $545,000, net of tax of $(380,000) for the three months ended December 31, 2009 and 2008, respectively.

6.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended December 31,
(Thousands, except per share amounts)	2009	2008
Net income, as reported	$51,902	$28,272
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,615	42,170
Basic earnings per common share	$1.25	$0.67
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,615	42,170
Incremental shares (1)	386	325
Weighted average shares of common stock outstanding–diluted	42,001	42,495
Diluted earnings per common share (2)	$1.24	$0.67
(1)      Incremental shares consist of stock options, stock awards and performance units.
(2)      There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 2009 and 2008.

7.	DEBT

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of December 31, 2009, NJR had $200.8 million in borrowings outstanding under the facility.

As of December 31, 2009, NJR has one letter of credit outstanding, totaling $4 million, on behalf of NJRES, which was used for margin requirements for natural gas transactions and will expire on June 30, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

On November 1, 2008, NJNG repaid its $30 million, 6.27 percent, Series X First Mortgage bonds at maturity.

NJNG’s agreement for standby letters of credit of up to $50 million expired on December 15, 2009 and was not renewed.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG’s $250 million committed credit facility expired in December 2009 and was replaced with a new $200 million 3-year revolving unsecured committed credit facility on December 11, 2009. The credit facility is used to support NJNG’s commercial paper program and provides for the issuance of letters of credit. As of December 31, 2009, NJNG had no outstanding borrowings under the credit facility.

In August 2009, NJNG filed a petition with the BPU, requesting authorization over a three-year period to issue debt, renew its expiring credit facility, enter into interest rate hedging transactions and increase the size of its meter leasing program should the necessity arise. On December 1, 2009, NJNG received approval to renew its expiring credit facility, with an allowed duration of up to three years. The other three requests have authorization from the BPU through September 30, 2011.

NJNG received $4.9 million and $6.3 million in December 2009 and 2008, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Neither NJNG’s assets nor the results of its operations are obligated or pledged to support the NJR credit facility.

NJRES

NJRES had a 3-year, $30 million committed credit facility that expired in October 2009 and was not renewed.

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities, which require annual commitment fees, and NJRES’ committed facility that does not require a commitment fee, are as follows:

	December 31,	September 30,
(Thousands)	2009	2009
NJR
Long - term debt	$ 50,000	$ 50,000
Bank credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$200,800	$143,400
Weighted average interest rate at end of period
Notes payable to banks	0.53%	0.57%
NJNG
Long - term debt (2)	$349,000	$349,000
Bank credit facilities (1)	$200,000	$250,000
Amount outstanding at end of period
Commercial paper	$ —	$ —
Weighted average interest rate at end of period
Commercial paper	—%	—%
NJRES
Bank credit facilities (3)	$ —	$30,000
Amount outstanding at end of period
Notes payable to banks	$ —	$ —
Weighted average interest rate at end of period
Notes payable to banks	—%	—%
(1) Company is subject to commitment fees on outstanding and unused amounts.
(2) Long-term debt excludes lease obligations of $65.7 million and $62.2 million at December 31, 2009 and September 30, 2009, respectively.
(3) Facility expired in October 2009 and was not renewed.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	CAPITALIZED FINANCING COSTS AND DEFERRED INTEREST

The Company’s capitalized financing costs totaled $535,000 and $1.1 million for the three months ended December 31, 2009 and 2008, respectively with average interest rates of 6.5 percent and 4.8 percent, respectively. Included in the Unaudited Condensed Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG’s Allowance for funds used during construction, (AFUDC), which are recorded in utility plant, as well as capitalized interest recorded in investments in equity investees. Corresponding amounts recognized in interest expense and other income, as appropriate, in the Unaudited Condensed Consolidated Statements of Income are as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
AFUDC – Utility plant	$535	$258
Weighted average rate	6.49%	4.00%

Capitalized interest – Investments in equity investees	$ —	$843
Weighted average interest rates	—%	5.50%

NJNG’s base rates include the ability for NJNG to recover an incremental cost of equity associated with its AFUDC during periods when its short-term debt balances are lower than its construction work in progress (CWIP). During the three months ended December 31, 2009, due to a reduction in NJNG's commercial paper borrowings relative to its CWIP, NJNG's capitalized costs included $384,000 related to the equity portion of AFUDC. Interest capitalized in utility plant for the three months ended December 31, 2008, only included the debt component of AFUDC.

Also included above is $843,000 of capitalized interest recognized during fiscal 2009 related to NJR’s acquisition, development and construction of the Steckman Ridge natural gas storage facility, which became operational during the third quarter of fiscal 2009 (see Note 5. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RA and USF expenditures (see Note 2. Regulation). Accordingly, other income included $470,000 and $563,000 of interest related to these SBC program costs for the three months ended December 31, 2009 and 2008, respectively.

9.	STOCK-BASED COMPENSATION

On November 18, 2009, the Company granted 29,865 performance shares, which are market condition awards and 24,312 performance shares, which are subject to meeting certain performance milestones. Both performance share grants vest on September 30, 2012 subject to the certain conditions. Also, on November 18, 2009 the Company granted 24,312 restricted shares which vest in three equal installments on October 15, 2010, and on each of the two subsequent anniversaries of that date. As of December 31, 2009, 2,249,289 and 94,762 shares remain available for future issuance to employees and directors, respectively.

During the first three months of fiscal 2010, included in operation and maintenance expense is $630,000 related to stock based compensation. There is approximately $3.4 million of deferred compensation expense related to unvested shares, options and performance units that are expected to be recognized over the next three years.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended December 31,		Three Months Ended December 31,
(Thousands)	2009	2008	2009	2008
Service cost	$ 992	$ 678	$ 704	$ 584
Interest cost	2,049	1,937	1,204	1,006
Expected return on plan assets	(2,577)	(2,188)	(485)	(647)
Recognized actuarial loss	681	139	570	319
Prior service cost amortization	14	14	19	20
Transition obligation amortization	—	—	89	89
Net periodic cost	$1,159	$ 580	$2,101	$1,371

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $4.4 million to the pension plans on October 1, 2009. It is anticipated that the annual funding level to the OPEB plans will range from $6.1 million to $6.4 million over the next three years. Additional contributions may vary based on market conditions and various assumptions.

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the three month period ended December 31, 2009:

(Thousands)
Balance at October 1, 2009	$25,097
Accretion	391
Additions	—
Retirements	(38)
Balance at December 31, 2009	$25,450

Accretion amounts are not reflected as an expense on NJR’s Unaudited Condensed Consolidated Statements of Income, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12.	INCOME TAXES

The Company’s federal income tax returns through fiscal 2006 have either been reviewed by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The IRS has not yet begun to examine returns subsequent to fiscal 2006. Currently the Company has no reason to believe that there will be any new additions to the reserve related to uncertain tax positions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $98.6 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES, in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally range from one to five years. Demand charges are based on established rates as regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

Commitments as of December 31, 2009, for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2010	2011	2012	2013	2014	Thereafter
NJRES:
Natural gas purchases	$389,751	$134,340	$118,213	$ 10,013	$ —	$ —
Pipeline demand fees	28,868	20,940	13,443	8,619	4,435	9,709
Storage demand fees	31,470	22,785	12,306	11,653	7,636	24,009
Sub-total NJRES	$450,089	$178,065	$143,962	$ 30,285	$12,071	$ 33,718
NJNG:
Natural gas purchases	$101,295	$1,727	$ —	$ —	$ —	$ —
Pipeline demand fees	16,454	18,435	13,349	10,456	5,561	1,173
Storage demand fees (1)	56,342	80,477	74,450	74,654	70,034	256,506
Sub-total NJNG	$174,091	$100,639	$ 87,799	$ 85,110	$75,595	$257,679
Total	$624,180	$278,704	$231,761	$115,395	$87,666	$291,397
(1)
In January 2010, NJNG entered into a 10-year agreement for storage capacity with Steckman Ridge. The demand fees noted above do not include fees of approximately $9.3 million that will be payable annually to Steckman Ridge.

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
NJRES	$29.3	$28.9
NJNG	23.2	20.5
Total	$52.5	$49.4

NJNG’s capital expenditures are estimated at $106.6 million for fiscal 2010, of which approximately $15.5 million has been committed, and $79.0 million for fiscal 2011, and consist primarily of its construction program to support customer growth, maintenance of its distribution systems and replacement needed under pipeline safety regulations. Fiscal 2010 and 2011 include an estimated $44.2 and $20.6 million, respectively, related to AIP construction costs.

The Company’s future minimum lease payments under various operating leases are less than $2.8 million annually for the next five years and $1.5 million in the aggregate for all years thereafter.

Guarantees

As of December 31, 2009, there were NJR guarantees covering approximately $322 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over five-year terms, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of December 31, 2009, the present value of the liability recognized on the Unaudited Condensed Consolidated Balance Sheets is $409,000. In the event performance under the guarantee is required, the Company’s maximum future payment would be $683,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to the RA approved by the BPU. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through September 30, 2008 resulting in an expected annual recovery of $20.7 million. As of December 31, 2009, $81.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

In September 2009, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $146.7 million to $244.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $146.7 million on the Unaudited Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

14.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

As stated on Note 1. General, NJR established Midstream Assets as a new reportable segment to reflect the way it currently views and manages its investments in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated below to be consistent with current year presentation.

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company chooses to manage the businesses through the following reportable segments and other operations:  the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; as noted above, the Midstream Asset segment consists of NJR’s investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, investments and other corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $11.4 million and at Retail and Other of $17,000, and investments in equity method investees of $157.9 million at Midstream Assets, is detailed below.

	Three Months Ended December 31,
(Thousands)	2009	2008
Operating revenues
Natural Gas Distribution	$258,475	$ 340,908
Energy Services	347,477	463,094
Midstream Assets	—	—
Segment subtotal	605,952	804,002
Retail and Other	6,044	(2,654)
Eliminations	(2,450)	(44)
Total	$609,546	$801,304
Depreciation and amortization
Natural Gas Distribution	$7,660	$7,161
Energy Services	50	51
Midstream Assets	1	—
Segment subtotal	7,711	7,212
Retail and Other	158	149
Total	$7,869	$7,361
Interest income (1)
Natural Gas Distribution	$474	$658
Energy Services	2	127
Midstream Assets	220	—
Segment subtotal	696	785
Retail and Other	—	6
Eliminations	(217)	(110)
Total	$479	$681
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,251	$6,460
Energy Services	262	86
Midstream Assets	830	31
Segment subtotal	5,343	6,577
Retail and Other	74	80
Eliminations	—	(110)
Total	$5,417	$6,547
Income tax provision
Natural Gas Distribution	$14,444	$ 13,336
Energy Services	17,285	6,832
Midstream Assets	(348)	(37)
Segment subtotal	31,381	20,131
Retail and Other	(772)	(4,282)
Eliminations	320	(45)
Total	$30,929	$15,804
Equity in earnings of affiliates, net of taxes
Natural Gas Distribution	$ —	$ —
Energy Services	—	—
Midstream Assets (net of taxes of $1.6 million and $354,000, respectively)	2,335	538
Segment subtotal	2,335	538
Retail and Other	—	—
Eliminations	(591)	(24)
Total	$1,744	$514
(1)      Included in Other income in the Unaudited Condensed Consolidated Statement of Income.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended December 31,
(Thousands)	2009	2008
Net financial earnings
Natural Gas Distribution	$23,502	$ 23,074
Energy Services	2,494	9,383
Midstream Assets	1,876	454
Segment subtotal	27,872	32,911
Retail and Other	(459)	(433)
Total	$27,413	$32,478

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three months ended December 31, 2009 and 2008, respectively, is as follows:
	Three Months Ended
	December 31,
(Thousands)	2009	2008
Consolidated net financial earnings	$27,413	$32,478
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes(1)	(4,105)	6,812
Effects of economic hedging related to natural gas inventory and certain demand fees, net of taxes	(20,384)	(2,606)
Consolidated net income	$51,902	$28,272
(1) Excludes unrealized (gain) of $158,000 related to an intercompany transaction between NJNG and NJRES that has been eliminated in consolidation.

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

The Company’s assets for the various business segments and business operations are detailed below:

	December 31,	September 30,
(Thousands)	2009	2009
Assets at end of period:
Natural Gas Distribution	$1,762,195	$1,797,165
Energy Services	463,668	327,532
Midstream Assets	158,775	153,609
Segment Subtotal	2,384,638	2,278,306
Retail and Other	69,741	69,411
Intercompany assets (1)	(22,750)	(26,687)
Total	$2,431,629	$2,321,030
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

NJRES’ assets increased 41.6 percent from September 30, 2009 to December 31, 2009, due primarily to higher receivables resulting from increases in commodity prices and higher inventory values resulting from increases in weighted average cost of gas in storage coupled with an increase in volumes.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated FERC regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to March 2010. NJRES will incur demand fees, at market rates, payable to Steckman Ridge aggregating approximately $5.8 million annually.

In December 2009, NJNG and NJRES entered into an asset management agreement that begins in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also will sell approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will receive capacity release payments and will also have the option to purchase index priced gas at certain delivery locations to maintain operational reliability.

In January 2010, NJNG entered into a 10-year agreement beginning April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG’s BGSS mechanism.

As of December 31, 2009, NJRES had total fees payable to Steckman Ridge in the amount of $910,000. Demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Income during the three months ended December 31, 2009 were $1.7 million. There were no intercompany transactions with Steckman Ridge during the three months ended December 31, 2008.

16.	OTHER

At December 31, 2009, there were 41,632,804 shares of common stock outstanding and the book value per share was $17.36.

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

Effective October 1, 2009, NJR established Midstream Assets as a reportable segment to reflect the way it currently views and manages growth opportunities associated with natural gas transportation and storage facilities. Specifically, the Midstream Asset segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was jointly developed and is being marketed with a partner in Pennsylvania. The results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As a result, prior year information for both Midstream Assets and Retail and Other operations has been restated to be consistent with current year presentation,

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The retail and other business operations (Retail and Other) includes; NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures, NJR Clean Energy Ventures, a company that will invest in clean energy projects, NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2009		September 30, 2009
Assets:
Natural Gas Distribution	$1,762,195	72%	$1,797,165	77%
Energy Services	463,668	19	327,532	14
Midstream Assets	158,775	7	153,609	7
Retail and Other	69,741	3	69,411	3
Intercompany assets (1)	(22,750)	(1)	(26,687)	(1)
Total	$2,431,629	100%	$2,321,030	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

Net income (loss) by business segment and operations are as follows:

	Three Months Ended December 31,
(Thousands)	2009		2008
Net income (loss)
Natural Gas Distribution	$23,502	45%	$23,074	82%
Energy Services	27,644	53	10,882	38
Midstream Assets	1,876	4	454	2
Retail and Other	(962)	(2)	(6,138)	(22)
Intercompany net income (1)	(158)	—	—	—
Total	$51,902	100%	$28,272	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation

Included in net income are unrealized gains (losses) in the Energy Services segment of $4.8 million and $(1.1) million, after taxes, for the three months ended December 31, 2009 and 2008, respectively. Also included in net income are realized gains of $20.4 million and $2.6 million, after taxes, for the three months ended December 31, 2009 and 2008, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

NJR Energy records unrealized losses and gains with respect to the change in fair value of the financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact. Included in net income in Retail and Other are unrealized (losses) of $(503,000) and $(5.7) million, after taxes, for the three months ended December 31, 2009 and 2008, respectively.

NJRES and NJR Energy account for their financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value. In addition, all physical commodity contracts at NJRES are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of operating revenue and gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Income. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

Unrealized losses and gains at NJRES and NJR Energy are the result of changes in the fair value of derivative instruments. The change in fair value of these derivative instruments at NJRES and NJR Energy over periods of time can result in substantial volatility in reported net income. When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. Volatility in earnings also occurs as a result of timing differences between the settlement of the financial derivative and the sale of the corresponding natural gas that was hedged with the financial instrument. When the financial instrument settles and the natural gas is placed in inventory, the realized gains (losses) associated with the financial instrument are recognized in earnings. However, the gains (losses) associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold.

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

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) on the implementation and continuing review and recently approved extension of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•
Managing the new customer growth rate which is expected to be approximately 1.2 percent annually over the next two years. In fiscal 2010 and 2011, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this stable growth would increase utility gross margin under its base rates as provided by approximately $3.4 million annually, as calculated under NJNG’s CIP tariff;

•	Opportunity to generate earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG’s base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the CIP baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that includes a return on equity component of 10.3 percent and a reduction to NJNG’s depreciation expense component.

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

In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP, resulting in a total recovery of $22.4 million, which included amounts accrued and estimated through September 30, 2008. In June 2009, the BPU issued their final order approving NJNG’s recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. In September 2009, the BPU provisionally approved the rates. As of December 31, 2009, NJNG has $8 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

In April, 2009, NJNG filed a letter with the BPU requesting a 1-year extension to its CIP through October 1, 2010. As a result of no action by the BPU as of October 1, 2009, the CIP remained in effect for an additional year. Subsequently, in December 2009, NJNG submitted a petition requesting approval from the BPU for an extension of its CIP mechanism, as currently structured, through September 30, 2013. On January 20, 2010, the BPU approved the extension of the CIP through September 30, 2013.

NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers. In addition, to manage the cost of natural gas to customers during periods when the commodity cost declines in comparison to the established BGSS rate, NJNG will issue credits or refunds to its customers. During the second quarter of fiscal 2009, NJNG provided approximately $45 million of rate credits to BGSS residential and small commercial customers and during the first quarter of fiscal 2010 NJNG provided refunds of approximately $37.4 million. On January 19, 2010, NJNG notified the BPU that bill credits in the amount of $37.5 million will be provided to residential and small commercial sales customers, based on individual customer usage, in February 2010 and March 2010.

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

In April 2009, the BPU approved NJNG’s Accelerated Infrastructure Program (AIP) permitting NJNG to commence construction on 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted cost of capital on these investments.

In July 2009, the BPU approved NJNG’s Energy Efficiency (EE) Program allowing approximately $21.1 million, if fully subscribed, to support three EE Programs. A Tariff Rider Mechanism was approved by the BPU related to the recovery of the EE Program costs, effective August 1, 2009, and includes the recovery of NJNG’s overall weighted cost of capital on these investments.

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

NJRES transacts with a variety of counterparties including local distribution companies, industrial companies, electric generators, retail aggregators and other wholesale marketing companies. The physical sales commitments to these counterparties allow NJRES to leverage its transportation and storage capacity. These physical sale commitments are managed in an aggregate fashion, and, as a result, give NJRES the ability to extract more value from its portfolio of natural gas storage and pipeline transportation capacity. NJRES’ portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

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

Midstream Assets Segment

NJR utilizes a subsidiary, NJR Energy Holdings Corporation, to develop its investments in natural gas “midstream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates and Steckman Ridge, a storage facility that operates under market-based rates, and is actively pursuing other potential opportunities that meet its investment and development criteria.

Steckman Ridge became commercially operational during fiscal 2009 and customers began to inject natural gas inventory in preparation for the initial winter withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010.

As of December 31, 2009, NJR had invested $135.7 million in Steckman Ridge and $22.1 million in Iroquois, including capitalized costs.

Retail and Other Operations

The financial results of Retail and Other consist primarily of the operating results of NJRHS, which provides service, sales and installation of appliances to approximately 144,000 customers and is focused on growing its installation business and expanding its service contract customer base, CR&R, which seeks additional opportunities to enhance the value of its undeveloped land and investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries. Also included within Retail and Other operations are organizational expenses incurred at NJR.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2009. NJR’s critical accounting policies have not changed from those reported in the 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 1. General, for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

    Consolidated

Net income for the three-month period ended December 31, 2009, increased by 83.6 percent to $51.9 million, compared with $28.3 million for the same period last fiscal year. Basic earnings per share (EPS) increased 86.6 percent to $1.25 compared with $0.67 for the same period last fiscal year, and diluted EPS increased 85.1 percent to $1.24 compared with $0.67 for the same period last fiscal year. The increase in net income during the three months ended December 31, 2009, was primarily due to the favorable impact of the value of derivative contracts at NJRES, as a result of a continuing decline in average natural gas prices.

The Company’s operating revenues and gas purchases are as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008	% Change
Operating revenues	$609,546	$801,304	(23.9)%
Gas purchases	$449,393	$671,090	(33.0)%

Operating revenues decreased $191.8 million and gas purchases decreased $221.7 million in the three months ended December 31, 2009, compared with the same period of the prior fiscal year due primarily to:

•
a decrease in operating revenues of $115.6 million and gas purchases of $143.2 million at NJRES stemming from lower average sales and gas purchase prices, which correlate to the decrease in NYMEX prices of 40 percent from an average of $6.94 for the three months ending December 31, 2008 to $4.17 for the three months ending December 31, 2009;

•
a decrease in operating revenues of $82.4 million and gas purchases of $75.2 million at NJNG as a result of a decrease in Firm sales and a customer refund in the first quarter of fiscal 2010 that did not occur in the same period in the prior year; partially offset by

•
an increase in operating revenues of $8.7 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts, which allowed for a decline in exposure to shifts in market pricing during the three months ended December 31, 2009. NJR Energy had open swap contracts representing 1.9 Bcf’s and 4.5 Bcf’s as of December 31, 2009 and 2008, respectively.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 489,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

The Electric Discount and Energy Competition Act (EDECA) provides the framework for New Jersey’s retail energy markets, which are open to competition from other electric and natural gas suppliers. Currently, NJNG’s residential markets are open to competition. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities. Its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s financial results for the three months ended December 31 are as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Utility gross margin
Operating revenues	$258,475	$340,908
Less:
Gas purchases	155,274	230,452
Energy and other taxes	14,532	21,587
Regulatory rider expense	13,712	13,561
Total utility gross margin	74,957	75,308
Operation and maintenance expense	24,878	24,950
Depreciation and amortization	7,660	7,161
Other taxes not reflected in utility gross margin	1,148	1,011
Operating income	41,271	42,186
Other income	926	684
Interest charges, net	4,251	6,460
Income tax provision	14,444	13,336
Net income	$ 23,502	$ 23,074

The following table summarizes utility gross margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2009		2008
($ in thousands)	Gross Margin	Bcf	Gross Margin	Bcf
Residential	$49,950	12.4	$49,687	13.3
Commercial, industrial & other	12,991	2.6	13,381	3.2
Transportation	9,494	3.3	8,432	3.0
Total utility firm gross margin	72,435	18.3	71,500	19.5
Incentive programs	2,438	22.1	3,724	12.2
Interruptible	84	0.8	84	0.9
Total utility gross margin/throughput	$74,957	41.2	$75,308	32.6

Utility Gross Margin

NJNG’s utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Utility gross margin is comprised of the following three major categories:

•	Utility firm gross margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where margins generated or savings achieved from BPU-approved Off-system Sales, Capacity Release, Financial Risk Management (defined in Incentive Programs) or Storage Incentive programs are shared between customers and NJNG; and

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TEFA, which is included in energy and other taxes in the Unaudited Condensed Consolidated Statements of Income, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s operating revenues decreased by $82.4 million, or 24.2 percent, and gas purchases decreased by $75.2 million, or 32.6 percent, for the three months ended December 31, 2009, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $43.8 million and $40.8 million, respectively, as a result of a decrease in the average periodic BGSS rate for residential and small commercial customers of $0.275 per therm, a decrease of $0.261 per therm in the average monthly BGSS rate for large commercial customers, offset by an increase in riders of $.004 per therm; and

•
a decrease in operating revenues and gas purchases related to a BGSS customer refund in the first quarter of fiscal 2010 that did not occur in the first quarter of fiscal 2009 in the amount of $37.4 million and $34.5 million, respectively. The customer refund was inclusive of a sales tax refund of $2.9 million and was the result of reductions in cost to acquire wholesale natural gas, as compared to the established rate included in NJNG’s BGSS tariff;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $21.1 million and $15.9 million, respectively, due to lower therm usage primarily due to customer conservation and weather being 7.3 percent warmer than the same period of the prior fiscal year, partially offset by an increase in operating revenue of $3.9 million, as a result of higher accruals relating to the CIP during the three months ended December 31, 2009; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $14.9 million and $13.9 million, respectively, as a result of 92.5 percent higher volumes due primarily to opportunities in the wholesale energy market.

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $14.5 million and $21.6 million for the three months ended December 31, 2009 and 2008, respectively. The decrease of $7.1 million is due primarily to a decrease of $105.8 million in operating revenue from firm sales for the three months ended December 31, 2009.

Regulatory rider expenses are calculated on a per-therm basis and totaled $13.7 million and $13.6 million for the three months ended December 31, 2009 and 2008, respectively. The increase is due primarily to an additional EE rider of 0.0119 per therm that went into effect August 2009 offset by a decrease in the USF rider of 0.008 per therm that went into effect as of October 1, 2009.

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs.

As a result of NJNG’s implementation of the CIP, utility gross margin is no longer linked to customer usage. The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG’s utility gross margin recoveries for variances not only in weather but also in other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an earnings test, which contains a return on equity component of 10.3 percent.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Utility firm gross margin from residential service sales increased to $50 million for the three months ended December 31, 2009, as compared with $49.7 million for the three months ended December 31, 2008. NJNG delivered 12.4 Bcf for its firm customers in the three months ended December 31, 2009, compared with 13.3 Bcf for the same period ended December 31, 2008. The effect of the decrease in Bcf on utility firm gross margin was mitigated by the CIP mechanism.

Utility firm gross margin from transportation service increased to $9.5 million for the three months ended December 31, 2009, as compared to $8.4 million for the three months ended December 31, 2008. NJNG transported 3.3 Bcf for its firm customers in the three months ended December 31, 2009, compared with 3.0 Bcf for the same period ended December 31, 2008. The increase was due primarily to the increase in customers.

The weather for the three months ended December 31, 2009 was 5.3 percent warmer-than-normal, based on a 20-year average, which resulted in an accrual of utility gross margin under the weather component of the CIP of $2.3 million, compared with 1.8 percent colder-than-normal weather for the same period last fiscal year, which resulted in a negative adjustment of utility gross margin of $(216,000). Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to a normal degree day.

Customer usage was lower than the established benchmark during the first quarter of fiscal 2010, which resulted in an accrual of utility gross margin under the CIP of $2.1 million compared with $1.0 million in the first quarter of fiscal 2009. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer.

NJNG had 15,687 and 12,053 residential customers and 6,893 and 5,214 commercial customers using its transportation service at December 31, 2009 and 2008, respectively. The increase in transportation customers for the three month period ended December 31, 2009, was due primarily to an increase in marketing activity by third party natural gas providers in NJNG’s distribution territory.

NJNG added 1,438 and 1,763 new customers during the three months ended December 31, 2009 and 2008, respectively. In addition, NJNG converted 58 and 162 existing customers to natural gas heat and other services during the same periods for fiscal 2009 and 2008, respectively. The decline in customer growth is driven by a slower new construction market and weak economic conditions. This customer growth represents an estimated annual increase of approximately 0.16 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $684,000 to utility gross margin.

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

On October 3, 2008, the BPU approved the Rate Order, which extends the incentive programs through October 31, 2011, and provides changes to certain volume and cost limitations surrounding these incentive programs (see Note 2. Regulation).

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales under NJNG’s incentive programs totaled 22.1 Bcf and generated $2.4 million of utility gross margin for the three months ended December 31, 2009, compared with 12.2 Bcf and $3.7 million of utility gross margin during the same period last fiscal year. Utility gross margin from incentive programs comprised 3.3 percent of total utility gross margin for the three months ended December 31, 2009 and 4.9 percent of total utility gross margin for the same period in fiscal 2009, respectively. The decrease in utility gross margin was due primarily to a decrease of $1.4 million in the FRM program due primarily to lack of market opportunities, a decrease of $918,000 related to the storage incentive program due to timing of physical injections and associated hedging gains, partially offset by an increase of $908,000 in off-system sales due primarily to opportunities in the wholesale energy market, which increased volumes 92.5 percent.

Interruptible Revenues

As of December 31, 2009, NJNG serves 45 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 0.8 Bcf, or 1.9 percent, of total throughput for the three months ended December 31, 2009, and 0.9 Bcf, or 2.8 percent, of the total throughput during the same period in the prior fiscal year, they accounted for less than 1 percent of the total utility gross margin in each year.

Operation and Maintenance Expense

Operation and maintenance expense remained relatively flat, during the three months ended December 31, 2009, as compared with the same period in the last fiscal year, with offsetting variances in the following:

•
increased pension and OPEB costs in the amount of $915,000 primarily as a result of the impact of a decline in the returns on plan assets and the decline in the discount rate used to measure plan liabilities;

•	higher pipeline integrity costs of $154,000; offset by

•	a decrease in bad debt expense of $617,000 due primarily to lower reserve requirements during fiscal 2010 as a result of BGSS customer credits; and

•	decreased labor of $388,000 due primarily to lower short-term incentive costs.

Operating Income

Operating income decreased $915,000, or 2.2 percent, for the three months ended December 31, 2009, as compared with the same period in the last fiscal year, due primarily to:

•	a decrease in total utility gross margin of $351,000, as discussed above;

•	an increase in depreciation expense of $499,000, as a result of greater utility plant being placed into service; and

•	an increase in other taxes.

Interest Expense

Interest expense decreased $2.2 million for the three months ended December 31, 2009 compared with the same period in the last fiscal year, due primarily to:

•	a decrease of $1.5 million associated with long-term debt due to lower interest rates on variable rate debt bonds and the redemption of a $30 million bond in November 2008; and

•	a decrease of $729,000 associated with short-term debt due primarily to lower average interest rates and balances related to NJNG’s commercial paper program.

Net Income

Net income remained relatively flat during the three months ended December 31, 2009, due primarily to lower interest expense of $2.2 million, as discussed above, partially offset by a decrease in operating income of approximately $915,000, as discussed above, and higher income tax expense of $1.1 million, due primarily to a combination of higher accrued expense associated with higher pre-tax income in the current fiscal year and the reversal of accrued interest during the three months ended December 31, 2008, as a result of the settlement of a tax audit.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Segment

NJRES is a non-regulated natural gas marketer principally engaged in the optimization of natural gas storage and transportation assets. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational or basis spreads,” and pricing differences across time horizons, commonly referred to as “time spreads.” To capture these price differences, NJRES enters into contracts for the future delivery and sales of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and can include futures, options, and swap contracts, which are all predominantly actively quoted on the NYMEX.

Typically, periods of greater price volatility provide NJRES with additional opportunities to generate financial margin by managing its financial hedge transactions with the intent of further improving the respective time or locational spreads on a forward basis.

The strategies used in capturing the value associated with these price differences include, but are not limited to the following:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

	*	NJRES can purchase gas to inject into storage and concurrently lock in gross margin with a contract to sell the natural gas at a higher price at a future date;

	*	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price; and

	*	NJRES can “borrow” gas from a pipeline or storage operator and repay that gas at a later date, and earn a margin by selling the gas at a later date at a higher price or by receiving a fee.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

*
NJRES can utilize its pipeline capacity by purchasing natural gas at a lower price location and transporting to a higher value location. NJRES can enter into a basis swap contract, a financial commodity derivative based on the price of natural gas at two different locations, when it will lead to positive cash flows and financial margin for NJRES.

Because NJRES has physical storage and transportation capacity contracts it is able to take advantage of the continuous daily changes in supply and demand in the market areas in which it operates. By utilizing those contracts to assist natural gas marketers, local distribution companies, industrial companies, electric generators and retail aggregators in managing their gas supply needs, NJRES has opportunities to deliver the gas from storage, purchase flowing gas, or move the gas along a more economically advantageous transportation route than originally planned thereby improving the initial financial margin. The combination of strategically positioned natural gas storage and transportation assets and physical purchase and sales contracts provides NJRES with a significant amount of arbitrage opportunities that are typically more prevalent during periods of high daily price volatility.

Predominantly all of NJRES’ physical purchases and sales of natural gas result in the physical delivery of natural gas. These physical commodity contracts are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of operating revenues and gas purchases, respectively, in the Unaudited Condensed Consolidated Statements of Income.

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

Operating Results

NJRES’ financial results are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Operating revenues	$347,477	$463,094
Gas purchases	297,457	440,677
Gross margin	50,020	22,417
Operation and maintenance expense	4,233	4,360
Depreciation and amortization	50	51
Other taxes	547	329
Operating income	45,190	17,677
Other income	1	123
Interest expense, net	262	86
Income tax provision	17,285	6,832
Net income	$ 27,644	$ 10,882

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Income.

As of December 31, 2009, NJRES’ portfolio of financial derivative instruments was comprised of:

•	34.1 Bcf of net short futures contracts and fixed swap positions; and

•	14.4 Bcf of net long basis swap positions.

As of December 31, 2008, NJRES’ portfolio of financial derivative instruments was comprised of:

•	22.4 Bcf of net short futures contracts and fixed swap positions; and

•	50.8 Bcf of net short basis swap positions.

Gross Margin

Gross margin for the three months ended December 31, 2009, increased by $27.6 million, as compared with the same period in the last fiscal year, due primarily to higher realized margin associated with physical sales of natural gas and higher unrealized gains during the first fiscal quarter of 2010.

During the three months ended December 31, 2009, gross margin was higher by approximately $12.7 million as compared to the three months ended December 31, 2008, due primarily to higher margins on physical sales of natural gas, largely as a result of rising market prices for natural gas prices in the three months ended December 31, 2009 as compared to the cost of our inventory sold, the cost of which lags the market. During the first quarter of fiscal 2010, the average margin per dekatherm (dth) of gas sold, excluding the results of economic hedging, was approximately 14 cents. This compares to an average margin of 7 cents per dth for the prior period. This increase in margin was partially offset by lower sales volumes during the three months ended December 31, 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the amounts discussed above, NJRES had unrealized gains (losses) of $7.7 million and $(1.8) million during the three months ended December 31, 2009 and 2008, respectively, relating to physical and financial contracts that have not yet settled and serve to lock in a sale price on physical gas that will be sold in the future. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared to the market price of natural gas at each reporting date. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the higher margin that resulted from the higher net gains discussed above, was a decrease in storage spreads during the three months ended December 31, 2009, as described further in the discussion of financial margin in the Non-GAAP measures section.

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

The following table is a computation of financial margin of NJRES for the three months ended December 31:

	Three Months Ended December 31,
(Thousands)	2009	2008
Operating revenues	$347,477	$463,094
Less: Gas purchases	297,457	440,677
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(7,742)	1,816
Effects of economic hedging related to natural gas inventory	(33,113)	(4,274)
Financial margin	$ 9,165	$ 19,959

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of Operating income, the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Operating income	$45,190	$17,677
Add:
Operation and maintenance expense	4,233	4,360
Depreciation and amortization	50	51
Other taxes	547	329
Subtotal – Gross margin	50,020	22,417
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(7,742)	1,816
Effects of economic hedging related to natural gas inventory	(33,113)	(4,274)
Financial margin	$ 9,165	$19,959

A reconciliation of NJRES’ Net income to Net financial earnings is as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Net income	$27,644	$10,882
Add:
Unrealized (gain) loss on derivative instruments and related transactions, net of taxes	(4,766)	1,107
Effects of economic hedging related to natural gas inventory, net of taxes	(20,384)	(2,606)
Net financial earnings	$ 2,494	$ 9,383

Financial margin for the three months ended December 31, 2009 and 2008 was $9.2 million and $20 million, respectively. The decrease of $10.8 million is due to a combination of factors including:

•
A decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in the first quarter of 2010 as compared with the prior year. The decrease in demand is attributed to lower industrial consumption as a result of the economy and the mild weather in November and early December.

•	A decrease overall in basis spreads, which lowered the overall value of the transportation portfolio.

•
A change in the pricing of certain natural gas sales contracts from a single fixed price for the November through March period to a distinct flat price for each month. The result of which is a sales price that more closely resembles the price of natural gas for that month at time of trade execution. These pricing changes have no overall impact on the margin on the transactions, but do impact the timing of margin recognition and cash flows.

Operation and Maintenance Expense

Operation and maintenance expense decreased $127,000, or 2.9 percent, during the three months ended December 31, 2009, as compared with the same period in fiscal 2009, due primarily to a decrease in general and administrative costs during the three months ended December 31, 2009.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Midstream Assets Segment

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Operation and maintenance expense	$ 195	$105
Interest expense	$ 830	$ 31
Equity in earnings of affiliates (1)	$3,960	$892
Net income	$1,876	$454
(1)
Excludes taxes of $413,000 and $354,000 for Iroquois for the three months ended December 31, 2009 and 2008, respectively and $1.2 million for Steckman Ridge for the three months ended December 31, 2009.

Operation and maintenance expenses for the three months ended December 31, 2009, increased $90,000, as compared to the same period in fiscal 2009 due primarily to the allocation of shared service costs of $105,000 to Steckman Ridge this fiscal year.

Interest expenses for the three months ended December 31, 2009, increased $800,000, as compared to the same period in fiscal 2009, due primarily to interest no longer being capitalized on Steckman Ridge since it became operational during the third quarter of fiscal 2009.

Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The $3.1 million increase in equity in earnings during the three months ended December 31, 2009 is due primarily to a contribution of $2.9 million from Steckman Ridge, which began generating storage revenues when it became commercially operational during the third quarter of fiscal 2009. Equity in earnings in Iroquois increased $147,000 from $892,000 during the three months ended December 31, 2008 to $1 million during the three months ended December 31, 2009

Net income for the three months ended December 31, 2009, increased $1.4 million compared with the same period in fiscal 2009, due primarily to an increase in equity in earnings related to operating results at Steckman Ridge, as noted above.

Retail and Other Operations

The unaudited consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Operating revenues	$6,044	$(2,654)
Operation and maintenance expense	$7,036	$ 7,045
Net (loss)	$ (962)	$(6,138)

Retail and Other includes NJR Energy, which has economically hedged a long-term fixed-price contract to sell gas to a counterparty. Unrealized gains or losses at NJR Energy, recorded in operating revenues, are the result of the changes in values associated with financial derivative instruments designed to economically hedge the long-term fixed-price contracts.

Operating revenues increased $8.7 million, or 327.7 percent for the three months ended December 31, 2009, to $6 million as compared with $(2.7) million for the three months ended December 31, 2008 due primarily to lower unrealized losses at NJR Energy of $(854,000), during the three months ended December 31, 2009, as compared with $(9.7) million for the three months ended December 31, 2008. The positive change in values at NJR Energy was offset by a decrease in installation revenues at NJRHS.

Operation and maintenance expenses for the three months ended December 31, 2009, remained relatively flat as compared with the three months ended December 31, 2008 in all of the related companies.

Net loss for the three months ended December 31, 2009 decreased $5.2 million compared with the same period in the prior fiscal year, due primarily to the decreased operating loss at NJR Energy partially offset by higher income tax expense as a result of the decreased operating loss.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of net (loss) to net financial (loss), a non-GAAP measure, is as follows:

	Three Months Ended December 31,
(Thousands)	2009	2008
Net (loss)	$(962)	$(6,138)
Add:
Unrealized loss on derivative instruments, net of taxes	503	5,705
Net financial (loss)	$(459)	$ (433)

Net financial loss for the three months ended December 31, 2009, remained consistent with the same period in the prior fiscal year.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:

	December 31,	September 30,
	2009	2009
Common stock equity	52%	53%
Long-term debt	32	35
Short-term debt	16	12
Total	100%	100%

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

The Company has a share repurchase program that provides for the repurchase of up to 6.75 million shares. As of December 31, 2009, the Company repurchased approximately 6.5 million of those shares and had the ability to repurchase approximately 249,000 additional shares under the approved program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR’s Share Repurchase Plan by 2 million shares to a total of 8.75 million shares.

Debt

NJR and its unregulated subsidiaries rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements.

As of December 31, 2009, NJR and NJNG had committed credit facilities of $525 million with approximately $314.5 million available under these facilities (see Note 7. Debt).

NJR believes that as of December 31, 2009, NJR and NJNG were, and currently are, in compliance with all debt covenants.

NJR believes that existing borrowing availability and cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements for the next twelve months will be met through the issuance of short-term debt, meter sale lease-backs and proceeds from the Company’s DRP. While U.S. credit markets continue to improve compared to last year, the impact of the credit crisis is still being felt across the economy. A return to the constrictive credit availability seen last year could possibly affect management’s ability to borrow.

NJR

In March 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJR has a $325 million, five-year, revolving, unsecured credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks’ discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility. Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of December 31, 2009, NJR’s effective rate was 0.53 percent on outstanding borrowings of $200.8 million under this credit facility.

As of December 31, 2009, NJR had a $4 million letter of credit outstanding on behalf of NJRES, which is used for margin requirements for natural gas transactions and will expire on June 30, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010, which is in place to support development activities. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

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

In November 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

In October 2007, NJNG entered into an agreement for standby letters of credit that could have been drawn upon through December 15, 2009, for up to $50 million. Upon expiration, the agreement was not renewed.

To support the issuance of commercial paper, NJNG had a $250 million committed credit facility with several banks, with a 5-year term, that expired on December 16, 2009. On December 11, 2009, NJNG entered into a new 3-year, $200 million unsecured committed credit facility expiring December 2012, which replaced the one that expired and permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks’ discretion. Depending on borrowing levels and credit ratings, NJNG’s interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00. NJNG had no borrowings supported by the credit facility as of December 31, 2009.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the three months ended December 31, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS.

While the failure of the ARS auctions does not signify or constitute a default by NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As of December 31, 2009, the 30-day LIBOR rate was 0.23 percent. As such, NJNG currently has a weighted average interest rate of 0.41 percent as of December 31, 2009, compared with a weighted average interest rate of 0.44 percent as of September 30, 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR reviews alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES had a 3-year, $30 million committed credit facility with a multinational financial institution that expired in October 2009. Borrowings under this facility were guaranteed by NJR. Upon expiration, the credit facility was not renewed.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of December 31, 2009:

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 557,774	$ 36,629	$ 31,195	$ 88,810	$401,140
Capital lease obligations (1)	86,702	10,781	23,446	16,677	35,798
Operating leases (1)	9,746	2,819	3,753	1,719	1,455
Short-term debt	200,800	200,800	—	—	—
New Jersey Clean Energy Program (1)	38,673	10,955	24,668	3,050	—
Construction obligations	3,556	3,556	—	—	—
Accelerated Infrastructure Program (AIP)	64,770	44,214	20,556	—	—
Remediation expenditures (2)	146,700	17,360	27,000	10,330	92,010
Natural gas supply purchase obligations–NJNG	103,022	103,022	—	—	—
Demand fee commitments–NJNG (3)	677,891	98,619	182,435	150,041	246,796
Natural gas supply purchase obligations–NJRES	652,317	439,300	213,017	—	—
Demand fee commitments–NJRES	195,873	76,220	59,414	28,633	31,606
Total contractual cash obligations	$2,737,824	$1,044,275	$585,484	$299,260	$808,805
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated.
(3)
In January, 2010, NJNG entered into a 10-year agreement for storage capacity with Steckman Ridge. The demand fees noted above do not include fees of approximately $9.3 million that will be payable annually to Steckman Ridge.

The Company has no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. In fiscal 2009, NJR made discretionary contributions of $25.6 million to the Pension plan. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. An additional contribution of $4.4 million was made on October 1, 2009. This amount is expected to cover the additional cost of benefits accruing during fiscal 2010. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. In 2004, the Company elected to pre-fund most of the annual required contributions expected for the subsequent five fiscal years. The Company contributed approximately $1.9 million in fiscal 2009 to its OPEB plan and expects future funding to range from $6.1 million to $6.4 million annually over the next three years in accordance with BPU requirements. Actual contributions may be higher or lower based on market conditions and various assumptions.

As of December 31, 2009, there were NJR guarantees covering approximately $322 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of December 31, 2009, NJR has invested approximately $123.8 million in Steckman Ridge. Steckman Ridge may seek non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2010 are estimated at $106.6 million, including an estimate of $44.2 million related to the AIP construction costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $52.2 million for the three months ended December 31, 2009, compared with cash flow used in operations of $36.9 million for the same period in fiscal 2009. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income increased $23.6 million during the three months ended December 31, 2009, as compared with the same period in the prior fiscal year, due primarily to higher realized gains associated with natural gas in inventory at NJRES, as well as higher unrealized gains associated with decreases in the values of financial derivative instruments at NJRES. Changes in working capital that offset the increase in net income and were the primary contributors to the increase in cash used in operating activities are as follows:

•
higher natural gas inventory cost at NJRES during the three months ended December 31, 2009, relative to the prior fiscal year. NJRES average cost of gas during the three months ended December 31, 2009 increased approximately 33 percent from $3.08 to $5.52 as compared with a 28 percent reduction in average cost of gas during the comparable period in fiscal 2009 from $8.31 to $6.96. The increase in the change in gas inventory pricing over the periods was coupled with an increase in natural gas injections during the current period;

•	a decrease in NJNG’s gas costs recovered during the three months ended December 31, 2009 due primarily to a refund of $37.4 million during the current fiscal quarter to NJNG’s customers; offset by

•	reduced margin requirements of $67 million due primarily to change in NYMEX prices compared with the fixed price on hedges related to NJNG’s storage incentive program.

NJNG’s MGP expenditures are currently expected to total $18.6 million in fiscal 2010 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $15.7 million for the three months ended December 31, 2009, compared with $36.6 million in the same period in fiscal 2009. The decrease in cash used was due primarily to lower amounts of cash invested in Steckman Ridge, as it became commercially operational during the third quarter of fiscal 2009 and construction on the facility has subsided, in addition to lower utility plant expenditures at NJNG due primarily to slower customer growth as well as expenditures during fiscal 2009 associated with a meter reading project that did not recur in the first quarter of fiscal 2010. These were offset by lower amounts of cash generated as a result of a final drawdown of $4.2 million from NJNG’s restricted cash construction fund during fiscal 2009 that did not recur in the three months ended December 31, 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of December 31, 2009, NJR has invested $123.8 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge may seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2010 when compared with the capital spending in fiscal 2009, due primarily to accelerated spending related to the AIP projects, which are estimated at $44.2 million. As of December 31, 2009, capital expenditures for AIP totaled $7.0 million.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At December 31, 2009, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2010.

Financing Activities

Cash flow from financing activities totaled $42.1 million for the three months ended December 31, 2009, compared with $56.9 million for the same period in the prior fiscal year due primarily to additional share repurchases and dividend payments during the current fiscal quarter offset by lower proceeds from stock issuances and NJNG’s meter sale-leaseback program. NJNG received $4.9 million and $6.3 million in December 2009 and 2008, respectively, related to the meter program, which is expected to be continued on an annual basis.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.41 percent as of December 31, 2009, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Standard and Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s):

	Standard and Poor’s	Moody’s
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG’s S&P and Moody’s ratings are investment-grade ratings. S&P and Moody’s give NJNG’s commercial paper the highest rating within the Commercial Paper investment-grade category. NJR is not a rated entity. On April 30, 2009, S&P affirmed its ratings and changed its outlook from negative to stable. On December 22, 2009, Moody’s affirmed NJNG’s Aa3 secured long-term debt rating and short-term P-1 rating and changed its outlook from negative to stable.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010, to sell remaining volumes of approximately 2.0 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2009 to December 31, 2009:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2009
NJNG	$(8,073)	$(7,274)	$(9,584)	$(5,763)
NJRES	27,926	22,390	7,700	42,616
NJR Energy	3,355	(1,745)	(891)	2,501
Total	$23,208	$13,371	$(2,775)	$39,354

There were no changes in methods of valuations during the three months ended December 31, 2009.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at December 31, 2009, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013-2015	After 2015	Total Fair Value
Price based on NYMEX	$15,963	$(1,280)	$ (7)	—	$14,676
Price based on other external data	26,904	(2,704)	478	—	24,678
Total	$42,867	$(3,984)	$471	—	$39,354

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type as of December 31, 2009:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	20.3	$5.28 - $6.35	$(1,861)
	Swaps	(10.0)	$4.62 - $6.98	(4,370)
	Options	2.9	$0.68 - $0.68	468
NJRES	Futures	(23.5)	$4.22 - $10.35	15,961
	Swaps	3.8	$4.00 - $12.45	26,548
	Options	4.6	$0.01 - $0.04	107
NJR Energy	Swaps	1.9	$3.55 - $4.41	2,501
Total				$39,354

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2009 to December 31, 2009:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance December 31, 2009
NJRES	$16,295	$(4,187)	$7	$12,101

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

The VaR at December 31, 2009, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $559,000. The VaR with a 99 percent confidence level and a 10-day holding period was $2.5 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2009. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Unregulated counterparty credit exposure as of December 31, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$152,960	$100,623
Noninvestment grade	9,345	—
Internally rated investment grade	28,671	8,528
Internally rated noninvestment grade	6,521	—
Total	$197,497	$109,151

NJNG’s counterparty credit exposure as of December 31, 2009, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$41,819	$31,897
Noninvestment grade	380	—
Internally rated investment grade	994	106
Internally rated noninvestment grade	1,409	244
Total	$44,602	$32,247

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

Interest Rate Risk–Long-Term Debt

As of December 31, 2009, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of December 31, 2009, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As such, NJNG currently has a weighted average interest rate of 0.41 percent as of December 31, 2009. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

At December 31, 2009, the Company (excluding NJNG) had no variable-rate long-term debt.

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
Part I

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

Changes in Internal Control over Financial Reporting

NJR continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2009, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter December 31, 2009, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR’s 2009 Annual Report on Form 10-K includes a detailed discussion of NJR’s risk factors. These risks and uncertainties have the potential to materially affect NJR’s financial condition and results of operations. There have not been any material changes from the risk factors as previously disclosed by NJR in the 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR’s repurchase activity for the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
10/01/09 – 10/31/09	50,800	$35.54	50,800	273,971
11/01/09 – 11/30/09	25,300	$34.95	25,300	248,671
12/01/09 – 12/31/09	—	—	—	248,671
Total	76,100	$35.34	76,100	248,671
(1)  On January 27, 2010, the Board of Directors authorized an increase the number of shares of NJR common stock authorized for repurchase under NJR’s Share Repurchase Plan by 2 million shares to a total of 8.8 million shares.

New Jersey Resources Corporation
Part II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on January 27, 2010.

(b)	The shareholders voted upon the following matters at the January 27, 2010 annual shareholders meeting:

(i) The election of four directors to the Board of Directors for terms expiring in 2013. The results of the voting were as follows:

DIRECTORS UNTIL 2013	FOR	WITHHELD

Lawrence R. Codey	26,196,859	2,564,680
Laurence M. Downes	28,043,986	717,554
Robert B. Evans	28,373,017	388,522
Alfred C. Koeppe	26,277,109	2,484,430

In addition to the directors elected at the annual meeting, the terms of the following members of NJR’s Board of Directors continued after the meeting:

Nina Aversano
Donald L. Correll
M. William Howard, Jr.
Jane M. Kenny
J. Terry Strange
David A. Trice
George R. Zoffinger

(ii)	Approval of the action of the Audit Committee in retaining Deloitte & Touche LLP as NJR’s independent registered public accounting firm. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN

34,793,104	393,406	123,027

There were 6,547,998 broker non-votes in the election of directors.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

10.3	New Jersey Natural Gas Company Plan for Retirement Allowances for Non-Represented Employees (Amended and Restated Effective January 1, 2010)*

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act**

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act**

* Filed herewith.
**This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

New Jersey Resources Corporation
Part II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date: February 3, 2010
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer