Form 10-Q
period 2010-03-31
NEW JERSEY RESOURCES CORP
filed 2010-05-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares outstanding of $2.50 par value Common Stock as of May 4, 2010, was 41,295,564.

New Jersey Resources Corporation

i

New Jersey Resources Corporation
Part I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management’s current expectations and beliefs as of this date concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2010 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A of NJR’s 2009 Annual Report on Form 10-K, as well as the following:

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
•
the impact of volatility in the credit markets that would result in the increased cost and/or limit the availability of credit at NJR to fund and support physical gas inventory purchases and other working capital needs at NJRES, and all other non-regulated subsidiaries, as well as negatively affect cost and access to the commercial paper market and other short-term financing markets by NJNG to allow it to fund its commodity purchases, capital expenditures and meet its short-term obligations as they come due;

•	the ability to comply with debt covenants;
•	continued failures in the market for auction rate securities;
•
the impact to the asset values and resulting higher costs and funding obligations of NJR’s pension and postemployment benefit plans as a result of downturns in the financial markets, and impacts associated with the Patient Protection and Affordable Care Act;

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

•	dependence on third-party storage and transportation facilities for natural gas supply;
•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;
•	access to adequate supplies of natural gas;
•	the regulatory and pricing policies of federal and state regulatory agencies;
•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;
•	the ultimate outcome of pending regulatory proceedings;
•	the disallowance of recovery of environmental-related expenditures and other regulatory changes; and
•	environmental-related and other litigation and other uncertainties.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share data)	2010	2009	2010	2009
OPERATING REVENUES
Utility	$430,706	$469,261	$689,181	$810,169
Nonutility	487,640	468,255	838,711	928,651
Total operating revenues	918,346	937,516	1,527,892	1,738,820
OPERATING EXPENSES
Gas purchases:
Utility	276,104	314,091	431,054	544,543
Nonutility	427,273	473,827	721,716	914,465
Operation and maintenance	37,018	37,365	73,309	73,773
Regulatory rider expenses	21,184	20,744	34,857	34,305
Depreciation and amortization	7,931	7,508	15,800	14,869
Energy and other taxes	26,824	31,981	43,759	55,614
Total operating expenses	796,334	885,516	1,320,495	1,637,569
OPERATING INCOME	122,012	52,000	207,397	101,251
Other income	1,028	1,058	2,147	1,916
Interest expense, net of capitalized interest	5,291	4,219	10,708	10,766
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	117,749	48,839	198,836	92,401
Income tax provision	45,258	17,638	76,187	33,442
Equity in earnings of affiliates, net of tax	1,726	787	3,470	1,301
NET INCOME	$ 74,217	$ 31,988	$126,119	$ 60,260
EARNINGS PER COMMON SHARE
BASIC	$1.79	$0.76	$3.04	$1.43
DILUTED	$1.78	$0.75	$3.02	$1.41
DIVIDENDS PER COMMON SHARE	$0.34	$0.31	$0.68	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,418	42,305	41,517	42,238
DILUTED	41,726	42,693	41,824	42,598

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,119	$60,260
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments and related transactions	(19,208)	17,867
Depreciation and amortization	16,267	15,303
Allowance for equity used during construction	(917)	—
Allowance for bad debt expense	1,716	3,801
Deferred income taxes	48,979	(14,128)
Manufactured gas plant remediation costs	(1,755)	(9,851)
Equity in earnings of affiliates, net of distributions	(2,222)	(1,301)
Cost of removal – asset retirement obligations	(280)	(463)
Contributions to postemployment benefit plans	(6,187)	(563)
Changes in:
Components of working capital	90,359	254,081
Other noncurrent assets	17,518	(17,426)
Other noncurrent liabilities	(25,394)	38,290
Cash flows from operating activities	244,995	345,870
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(27,738)	(37,802)
Real estate properties and other	(93)	(240)
Cost of removal	(4,432)	(3,583)
Investments in equity investees	(4,300)	(28,525)
Release from restricted cash construction fund	—	4,200
Cash flows used in investing activities	(36,563)	(65,950)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,371	6,959
Tax benefit from stock options exercised	230	993
Proceeds from sale-leaseback transaction	4,925	6,268
Payments of long-term debt	(3,204)	(57,594)
Purchases of treasury stock	(24,729)	(3,291)
Payments of common stock dividends	(27,395)	(24,384)
Net payments of short-term debt	(44,700)	(168,200)
Cash flows used in financing activities	(88,502)	(239,249)
Change in cash and temporary investments	119,930	40,671
Cash and temporary investments at beginning of period	36,186	42,626
Cash and temporary investments at end of period	$156,116	$83,297
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(126,345)	$ (25,651)
Inventories	123,460	378,188
Recovery of gas costs	(49,637)	41,865
Gas purchases payable	79,468	(144,421)
Prepaid and accrued taxes	49,699	115,528
Accounts payable and other	(9,154)	(3,140)
Restricted broker margin accounts	53,225	(65,546)
Customers’ credit balances and deposits	(50,460)	(49,203)
Other current assets	20,103	6,461
Total	$ 90,359	$254,081
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$ 8,944	$12,277
Income taxes	$23,775	$ 9,227

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	March 31,	September 30,
(Thousands)	2010	2009
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,467,547	$1,438,945
Real estate properties and other, at cost	30,088	30,195
	1,497,635	1,469,140
Accumulated depreciation and amortization	(414,192)	(404,701)
Property, plant and equipment, net	1,083,443	1,064,439

CURRENT ASSETS
Cash and temporary investments	156,116	36,186
Customer accounts receivable
Billed	202,802	101,945
Unbilled revenues	29,583	8,616
Allowance for doubtful accounts	(3,258)	(6,064)
Regulatory assets	19,715	5,878
Gas in storage, at average cost	174,246	297,464
Materials and supplies, at average cost	5,784	6,026
Prepaid state taxes	4,075	37,886
Derivatives, at fair value	198,842	131,070
Restricted broker margin account	6,989	26,250
Deferred taxes	297	20,801
Other	20,908	18,131
Total current assets	816,099	684,189

NONCURRENT ASSETS
Investments in equity investees	168,450	160,508
Regulatory assets	406,957	391,025
Derivatives, at fair value	11,607	9,536
Other	10,427	11,333
Total noncurrent assets	597,441	572,402
Total assets	$2,496,983	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES
	March 31,	September 30,
(Thousands)	2010	2009
CAPITALIZATION
Common stock equity	$ 768,918	$ 689,726
Long-term debt	436,474	455,492
Total capitalization	1,205,392	1,145,218

CURRENT LIABILITIES
Current maturities of long-term debt	27,249	6,510
Short-term debt	98,700	143,400
Gas purchases payable	209,580	130,112
Accounts payable and other	35,427	44,448
Dividends payable	14,059	13,026
Deferred and accrued taxes	19,363	3,475
Regulatory liabilities	—	36,203
New Jersey clean energy program	11,591	10,920
Derivatives, at fair value	172,718	94,853
Restricted broker margin account	33,964	—
Customers’ credit balances and deposits	22,759	73,218
Total current liabilities	645,410	556,165

NONCURRENT LIABILITIES
Deferred income taxes	272,068	243,593
Deferred investment tax credits	6,710	6,870
Deferred revenue	7,287	8,203
Derivatives, at fair value	5,667	6,250
Manufactured gas plant remediation	146,700	146,700
Postemployment employee benefit liability	89,555	89,035
Regulatory liabilities	61,785	56,450
New Jersey clean energy program	23,804	28,449
Asset retirement obligation	25,599	25,097
Other	7,006	9,000
Total noncurrent liabilities	646,181	619,647
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,496,983	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009
Net income	$74,217	$31,988	$126,119	$60,260
Unrealized gain (loss) on available for sale securities, net of tax of $(349), $444, $(613) and $64, respectively (1)	501	(637)	879	(92)
Net unrealized (loss) on derivatives, net of tax of $21, $15, $43 and $34, respectively	(29)	(22)	(62)	(48)
Other comprehensive income	472	(659)	817	(140)
Comprehensive income	$74,689	$31,329	$126,936	$60,120
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

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

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings and NJR Energy Corporation (NJR Energy) are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intercompany transactions and accounts have been eliminated.

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

Gas in Storage

The following table summarizes Gas in storage by company as of:
	March 31,		September 30,
	2010		2009
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$ 19,972	2.3	$175,201	21.9
NJRES	154,274	32.6	122,263	36.3
Total	$174,246	34.9	$297,464	58.2

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in storage decreased during the six months ended March 31, 2010, due primarily to an 89 percent decrease in NJNG’s inventory volumes due to the end of the winter withdrawal period, offset by an increase in the average cost of gas at NJRES.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	March 31,		September 30,
(Thousands)	2010		2009
NJNG	$ 66,565	33%	$ 21,239	21%
NJRES	127,709	63	73,451	72
NJRHS and other	8,528	4	7,255	7
Total	$202,802	100%	$101,945	100%

Accounts receivable increased during the six months ended March 31, 2010, due primarily to the impact of higher commodity prices on NJRES’ receivables and to the seasonality of NJNG’s revenues .

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
AFUDC:
Debt	$249	$172	$400	$429
Equity	$533	$ —	$917	$ —
Weighted average rate	7.76%	2.00%	7.13%	3.00%

Investments in equity investees:
Capitalized interest	$ —	$827	$ —	$1,670
Weighted average interest rates	—%	5.34%	—%	5.44%

Total capitalized costs	$782	$999	$1,317	$2,099
Net weighted average rate	7.76%	3.67%	7.13%	4.22%

Total financing costs capitalized during the three and six months ended March 31, 2010 decreased compared with the same periods in fiscal 2009 due to NJR no longer capitalizing interest costs related to its acquisition, development and construction of the Steckman Ridge natural gas storage facility, as the facility became operational during the third quarter of fiscal 2009 (see Note 6. Investments in Equity Investees).

NJNG’s base rates include the ability for NJNG to recover the cost of debt and equity associated with AFUDC and construction work in progress (CWIP). During the three and six months ended March 31, 2010, due to a reduction in NJNG's commercial paper borrowings relative to its CWIP, NJNG's capitalized costs included both a debt and equity portion associated with its AFUDC as noted above.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs (see Note 3. Regulation). Accordingly, other income includes interest related to these SBC program costs in the amount of $415,000 and $491,000 for the three months ended March 31, 2010 and 2009, respectively and $900,000 and $1.1 million for the six months ended March 31, 2010 and 2009, respectively.

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

In January 2010, the FASB issued guidance expanding the requirement to disclose information about significant transfers into and out of Level 3 to all three levels of the fair value hierarchy. In addition, it requires a description of the valuation techniques and inputs used to determine Level 2 and Level 3 fair values and provides additional guidance on determining an appropriate level of disaggregation into classes of assets and liabilities in fair value disclosures. The guidance became effective for the first annual or interim period beginning after December 15, 2009. There was no impact to the Company’s statement of financial position, results of operations or cash flows upon adoption.

3.	REGULATION

Base Rates

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG’s base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that incorporates a return on equity component of 10.3 percent and a reduction to NJNG’s depreciation expense component.

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

As of March 31, 2010, under the CIP, NJNG has accrued $7.8 million to be recovered from residential and commercial customers, which includes $4.4 million related to the weather component of the CIP and $3.4 million related to the usage component of the CIP.

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

•
April 2009 – NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. As a result of no action being taken by the BPU as of September 30, 2009, the CIP remained in effect for an additional year or until a final order was issued by the BPU.

•
June 2009 – The BPU issued their final order approving NJNG’s recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing (2010 BGSS/CIP filing) for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. NJNG also included a request to reduce the WNC rate to facilitate recovery of its remaining balance in fiscal 2010. The rates included in the filing were provisionally approved on September 16, 2009.

•
December 2009 – NJNG submitted a petition requesting approval from the BPU for an extension of its CIP mechanism, as currently structured, through September 30, 2013. On January 20, 2010, the BPU approved an extension to NJNG’s CIP through September 30, 2013.

In addition, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG’s city gate and other delivery locations to maintain operational reliability. These capacity release payments provide BGSS savings pursuant to the terms of the CIP as approved in the January 20, 2010 BPU Board Order, and reduces costs to NJNG’s BGSS customers.

In conjunction with the CIP, NJNG incurs costs related to its obligation to fund programs that promote customer conservation efforts during the pilot program. As of March 31, 2010, NJNG had a remaining liability of $120,000 related to these programs.

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

•
June 2009 – NJNG proposed a decrease of 17.6 percent for the average residential heating customer in its 2010 BGSS/CIP filing of which 15.7 percent was due to the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change was related to changes to the CIP rate, as discussed above, and a minor reduction to the rate related to collecting the remaining balance under the Weather Normalization Clause (WNC). In September 2009, the BPU approved on a provisional basis a stipulation in that case which included a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent was due to the reduction to the BGSS price and the balance of rate change was related to the CIP and WNC rates as discussed above.

•	October 2009 – NJNG provided refunds of approximately $37.4 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

•
January 2010 – NJNG notified the BPU that bill credits would be provided to residential and small commercial customers, based on individual customer usage, in February 2010 and March 2010. NJNG provided credits of approximately $35.3 million.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
March 2010 – NJNG notified the BPU that it would extend the BGSS bill credit for residential and small business customers through April 30, 2010 and increase the overall savings by an additional $21.4 million.

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

Societal Benefits Clause (SBC)

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with the following programs:

Universal Service Fund (USF), which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, Manufactured Gas Plant (MGP) Remediation, and the New Jersey Clean Energy Program (NJCEP), which is a statewide program designed to promote energy efficiency and renewable energy that all state utilities are required to fund. Recovery of SBC program costs is subject to BPU approval based on annual filings that include an updated report of expenditures incurred each year.

The following is a summary of regulatory actions related to SBC:

•
October 2008 - The BPU released a final Order in the NJCEP, updating state utilities’ funding obligations for the period from January 1, 2009, to March 31, 2012. As a result, NJNG recorded an obligation and a corresponding regulatory asset at a present value of $44.3 million in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2010, NJNG had a $35.4 million obligation remaining.

•
January 2009 - NJNG filed an application (January 2009 SBC filing) regarding its SBC to increase its MGP factor and its NJCEP factor while maintaining its effective rate on USF. This filing, if approved, will result in an overall increase of approximately 0.48 percent per month for an average residential bill.

•
June 2009 – Natural gas utilities in the State of New Jersey collectively filed with the BPU to decrease the statewide USF rate, which was approved by the BPU on a provisional basis, effective October 12, 2009. The USF change decreased the average monthly bill of a residential heating customer by 0.6 percent.

In addition, the BPU approved NJNG’s February 2008 SBC filing, which included recovery of MGP remediation expenditures incurred through June 30, 2007, resulting in an expected total annual recovery of $17.7 million.

•
March 2010 - NJNG, BPU Staff and Rate Counsel executed a Settlement for the January 2009 SBC filing to allow for an increase in the MGP and NJCEP factors, while maintaining the current statewide USF factor. The new MGP factor recovers MGP incurred costs through September 30, 2008, resulting in an expected total annual recovery of approximately $20 million. The Stipulation was approved by the BPU in a Final Decision and Order on April 28, 2010.

Economic Stimulus

In January 2009, NJNG filed two petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) was approved in April 2009, and allows NJNG to expedite 14 previously planned infrastructure projects, with a cost of approximately $70.8 million. The projects are designed to maintain safe and reliable service to NJNG’s customers while creating the opportunity for approximately 75 to 100 new jobs. Approved as a 2-year program, the AIP will be funded through an annual adjustment to customers’ base rates with the first adjustment expected in October 2010. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requested BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE Program costs of $21.1 million, if fully subscribed, over a 4-year period through a clause mechanism similar to the SBC. A true-up to actual EE Program investments and costs is to be filed with the BPU on an annual basis. The BPU approved the EE Program in July 2009. Both the AIP and EE Programs include the recovery of NJNG’s overall weighted average cost of capital on these investments.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 29, 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU. The RGGI Program includes a series of energy-efficiency and solar energy programs for residential and commercial customers through which enhanced rebates and incentives are provided to eligible customers. The RGGI Programs are designed to run for three years and if fully subscribed as proposed, the investment would be approximately $102 million to be recovered through NJNG’s current Energy-Efficiency Rider. The impact on a typical residential customer will average $8.14 per year over a 15-year recovery period. Once approved by the BPU, customers will not see a change in rates until October 2011.

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2010	September 30, 2009	Recovery
Regulatory assets–current
Underrecovered gas costs	$ 13,434	$ —	(1)
CIP	6,250	5,800	(1)
WNC	31	78	(2)
Total current	$ 19,715	$ 5,878
Regulatory assets–noncurrent
Remediation costs (Note 13)
Expended, net of recoveries	$ 75,656	$ 85,461	(3)
Liability for future expenditures	146,700	146,700	(4)
CIP	1,575	—	(2)
Deferred income and other taxes	11,527	11,560	(1)
Derivatives, net (Note 4)	36,724	8,073	(5)
Energy Efficiency Program	—	1,174	(6)
New Jersey Clean Energy Program	35,396	39,369	(6)
Pipeline Integrity Management (PIM)	448	448	(7)
Postemployment benefit costs (Note 10)	97,803	94,305	(8)
Other regulatory assets	1,128	3,935	(6)
Total noncurrent	$406,957	$391,025
(1)	Recoverable, subject to BPU approval, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded since October 1, 2006 due to the existence of the CIP.

(3)	Recoverable, subject to BPU approval, with interest over rolling 7-year periods.
(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities).
(5)	Recoverable, subject to BPU approval, through BGSS, without interest.
(6)	Recoverable with interest, subject to BPU approval.
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

(8)
Recoverable, subject to BPU approval, without interest. Includes unrecognized service costs recorded, that NJNG has determined are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans). Amount as of March 31, 2010 includes approximately $3.3 million related to changes in the tax treatment for Medicare Subsidy D expenses as a result of the Patient Protection and Affordable Care Act enacted in March 2010.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	March 31, 2010	September 30, 2009
Regulatory liabilities–current
Overrecovered gas costs (1)	$ —	$36,203
Total current	$ —	$36,203
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$57,681	$56,450
Energy Efficiency Program (3)	2,234	—
SBC and other regulatory liabilities (3)	1,870	—
Total noncurrent	$61,785	$56,450
(1)	Refundable, subject to BPU approval, through BGSS with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $23.2 million, including accretion of $391,000 for the six months ended March 31, 2010, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of March 31, 2010 (see Note 11. Asset Retirement Obligations).

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

Changes in fair value of NJNG’s derivative instruments, however, are recorded as a component of regulatory assets or liabilities in accordance with ASC 980 in the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG’s tariff. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the NJR’s derivative instruments (see Note 5. Fair Value).

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets:

		Fair Value
		March 31, 2010		September 30, 2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815:

NJNG:
Financial derivative commodity contracts	Derivatives - current	$ 35,431	$ 70,992	$ 15,801	$ 24,274
	Derivatives - noncurrent	—	1,163	1,077	677
NJRES:
Physical forward commodity contracts	Derivatives - current	17,867	9,253	22,674	10,044
	Derivatives - noncurrent	7,253	54	3,878	214
Financial derivative commodity contracts	Derivatives - current	145,542	92,008	89,140	60,054
	Derivatives - noncurrent	4,354	4,450	4,157	5,316
NJR Energy:
Financial derivative commodity contracts	Derivatives - current	2	465	3,455	481
	Derivatives - noncurrent	—	—	424	43
Total fair value of derivatives		$210,449	$178,385	$140,606	$101,103

NJRES utilizes financial derivatives to economically hedge the margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is sold. Therefore, mismatches between the timing of the recognition of realized gains or losses on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of NJRES, although the Company’s intended economic results relating to the entire transaction are unaffected.

Gains (losses) recognized at NJRES and NJR Energy are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,		Six Months Ended March 31,
		2010	2009	2010	2009 (1)
Derivatives not designated as hedging instruments under ASC 815:
NJRES:
Physical commodity contracts	Operating revenues	$23,028	$ 8,039	$22,674	$ 8,039
Physical commodity contracts	Gas purchases	773	8,926	154	8,926
Financial derivatives	Gas purchases	41,179	32,157	65,117	32,157
Subtotal NJRES		64,980	49,122	87,945	49,122
NJR Energy:
Financial derivatives	Operating revenues	(4,762)	(10,010)	(6,506)	(10,010)
Total NJRES and NJR Energy unrealized and realized gains		$60,218	$39,112	$81,439	$39,112
(1)
Since the provisions of ASC 815-10-50 did not become effective for NJR until January 1, 2009, amounts for the six months ended March 31, 2009 only include gains and losses for the January 1, 2009 through March 31, 2009 period, therefore, is not comparative to the six months ended March 31, 2010.

Not included in the table above, are losses associated with NJNG’s financial derivatives that totaled $32 million and $33.4 million for the three months ended March 31, 2010 and 2009, respectively and $39.9 million and $33.4 million for the six months ended March 31, 2010 and 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in regulatory assets or liabilities in accordance with ASC 980 and there is no impact to earnings.

New Jersey Resources Corporation
Part I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2010 and September 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
		March 31, 2010	September 30, 2009
NJNG	Futures	2.7	21.4
	Swaps	20.8	(14.5)
	Options	2.9	8.0
NJRES	Futures	(20.4)	(19.8)
	Swaps	11.8	(23.2)
	Options	1.3	4.0
	Physical	93.2	58.6
NJR Energy	Swaps	1.4	2.6

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	March 31, 2010	September 30, 2009
NJNG broker margin deposit	Broker margin – Current assets	$ 6,989	$16,458
NJRES broker margin deposit	Broker margin – Current (liabilities) assets	$(33,964)	$ 9,792

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2010. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc. (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$144,794
Noninvestment grade	10,132
Internally rated investment grade	24,090
Internally rated noninvestment grade	7,393
Total	$186,409

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conversely, certain of NJNG’s, NJRES’ and NJR Energy’s derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. NJNG’s credit rating, with respect to S&P’s, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010 and September 30, 2009 is $29.7 million and $22.3 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2010, the Company would have been required to post an additional $20 million to its counterparties. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2009, the Company would not have been required to post any additional collateral to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, excluding current maturities, is based on quoted market prices for similar issues and is as follows:

	March 31,	September 30,
(Thousands)	2010	2009
Carrying value	$463,700	$462,000
Fair market value	$480,100	$477,900

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

Level 2
Price data, other than Level 1 quotes, that is observed either directly or indirectly from publications or pricing services; NJR’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components. These additional adjustments are not considered to be significant to the ultimate recognized values.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG’s, NJRES’ and NJR Energy’s financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market; therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In these cases, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which include estimates extrapolated from broker quotes or pricing services.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2010:
Assets:
Physical forward commodity contracts	$ —	$25,120	$ —	$ 25,120
Financial derivative contracts	122,778	62,551	—	185,329
Available for sale securities (1)	9,363	—	—	9,363
Other assets	1,056	—	—	1,056
Total assets at fair value	$133,197	$87,671	$ —	$220,868

Liabilities:
Physical forward commodity contracts	$ —	$ 9,307	$ —	$ 9,307
Financial derivative contracts	92,316	76,762	—	169,078
Other liabilities	905	—	—	905
Total liabilities at fair value	$93,221	$86,069	$ —	$179,290

As of September 30, 2009:
Assets:
Physical forward commodity contracts	$ —	$26,552	$ —	$ 26,552
Financial derivative contracts (2)	47,065	66,989	—	114,054
Available for sale securities (1)	7,872	—	—	7,872
Other assets	1,467	—	—	1,467
Total assets at fair value	$56,404	$93,541	$ —	$149,945

Liabilities:
Physical forward commodity contracts	$ —	$10,258	$ —	$ 10,258
Financial derivative contracts (2)	40,313	50,532	—	90,845
Other liabilities	1,467	—	—	1,467
Total liabilities at fair value	$41,780	$60,790	$ —	$102,570
(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.
(2)
Subsequent to the issuance of our 2009 Form 10-K we determined that the fair value table as of September 30, 2009, improperly classified certain exchange cleared financial instruments as Level 1 financial derivative contracts assets and liabilities. Accordingly, we have corrected the classification of such amounts previously reported in our 2009 Form 10-K as of September 30, 2009 by decreasing Level 1 financial derivative contracts-assets $34.2 million with a corresponding increase in Level 2, and decreasing Level 1 financial derivative contracts-liabilities $28.1 million with a corresponding increase in Level 2. These changes in the disclosed classification of the basis of valuation had no effect on the reported fair values of the related assets and liabilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2010, the FASB issues guidance expanding the requirement to disclose information about transfers into and out of Level 3 to all three levels of the fair value hierarchy, There was no impact to the Company’s statement of financial position, results of operations or cash flow upon adoption. In addition, for the three and six months ended March 31, 2010 there were no Level 3 measurements.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of March 31, 2009 is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Six Months Ended
Beginning balance	$123	$937
Total gains realized and unrealized(1)	79	320
Purchases, sales, issuances and settlements, net	(200)	(772)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$ 2	$ 2

Net unrealized gains included in net income relating to
derivatives still held at March 31, 2009	$2	$2
(1)
Gains recognized in Operating revenues and Gas purchases for the three months ended March 31, 2009 are $77,000 and $2,000, respectively and for the six months ended March 31, 2009 are $77,000 and $243,000, respectively.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	March 31, 2010	September 30, 2009
Steckman Ridge	$135,754	$131,555
Iroquois	23,333	21,081
Other	9,363	7,872
Total	$168,450	$160,508

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

NJR’s investment in Steckman Ridge increased $4.2 million during the six months ended March 31, 2010, including cash investments of $4.3 million and equity in earnings of $5.4 million, less cash distributions received of $5.5 million. Steckman Ridge became commercially operational during the third quarter of fiscal 2009 with approximately two-thirds of eventual capacity available for customer injections.

NJR’s investment in Iroquois increased as a result of equity in earnings of $2.2 million during the six months ended March 31, 2010.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in accumulated other comprehensive income, a component of common stock equity. Unrealized gains (losses) associated with these equity securities were approximately $879,000, net of tax of $(613,000) and $(92,000), net of tax of $64,000 for the six months ended March 31, 2010 and 2009, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, except per share amounts)	2010	2009	2010	2009
Net income, as reported	$74,217	$31,988	$126,119	$60,260
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,418	42,305	41,517	42,238
Basic earnings per common share	$1.79	$0.76	$3.04	$1.43
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,418	42,305	41,517	42,238
Incremental shares (1)	308	388	307	360
Weighted average shares of common stock outstanding–diluted (2)	41,726	42,693	41,824	42,598
Diluted earnings per common share	$1.78	$0.75	$3.02	$1.41
(1)      Incremental shares consist of stock options, stock awards and performance units.
(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2010 and March 31, 2009.

8.	DEBT

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of March 31, 2010, NJR had $98.7 million in borrowings outstanding under the facility.

As of March 31, 2010, NJR has three letters of credit outstanding, totaling $7.6 million, on behalf of NJRES. Two of those letters of credit, totaling $3.6 million, are used to secure the purchase and/or sale of natural gas; one  expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $4 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

On November 1, 2008, NJNG repaid its $30 million, 6.27 percent, Series X First Mortgage bonds at maturity.

NJNG’s agreement for standby letters of credit of up to $50 million expired on December 15, 2009 and was not renewed.

NJNG’s $250 million committed credit facility expired in December 2009 and was replaced with a new $200 million 3-year revolving unsecured committed credit facility on December 11, 2009. The credit facility is used to support NJNG’s commercial paper program and provides for the issuance of letters of credit. As of March 31, 2010, NJNG had no outstanding borrowings under the credit facility.

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

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities, which require annual commitment fees, and NJRES’ committed facility that did not require a commitment fee, are as follows:

	March 31,	September 30,
(Thousands)	2010	2009
NJR
Long - term debt	$ 50,000	$ 50,000
Bank credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$ 98,700	$143,400
Weighted average interest rate at end of period
Notes payable to banks	0.52%	0.57%
NJNG
Long - term debt (2)	$349,800	$349,800
Bank credit facilities (1)	$200,000	$250,000
Amount outstanding at end of period
Commercial paper	$ —	$ —
Weighted average interest rate at end of period
Commercial paper	—%	—%
NJRES
Bank credit facilities (3)	$ —	$30,000
Amount outstanding at end of period
Notes payable to banks	$ —	$ —
Weighted average interest rate at end of period
Notes payable to banks	—%	—%
(1) Company is subject to commitment fees on outstanding and unused amounts.
(2) Long-term debt excludes lease obligations of $63.9 million and $62.2 million at March 31, 2010 and September 30, 2009, respectively.
(3) Facility expired in October 2009 and was not renewed.

9.	STOCK-BASED COMPENSATION

On November 18, 2009, the Company granted 29,865 performance shares, which are market condition awards and 24,312 performance shares, which are subject to meeting certain performance milestones. Both performance share grants vest on September 30, 2012 subject to certain conditions. Also, on November 18, 2009 the Company granted 24,312 restricted shares, which vest in three equal installments on October 15, 2010, and on each of the two subsequent anniversaries of that date. As of March 31, 2010, 2,238,392 and 82,762 shares remain available for future issuance to employees and directors, respectively.

During the first six months of fiscal 2010, included in operation and maintenance expense is $1.4 million related to stock based compensation. There is approximately $3.1 million of deferred compensation expense related to unvested shares, options and performance units that are expected to be recognized over the next three years.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$ 992	$ 678	$1,984	$1,356	$ 704	$ 280	$1,408	$ 864
Interest cost	2,049	1,937	4,098	3,874	1,204	1,023	2,408	2,029
Expected return on plan assets	(2,577)	(2,188)	(5,154)	(4,376)	(485)	(351)	(970)	(998)
Recognized actuarial loss	681	139	1,362	278	570	215	1,140	534
Prior service cost amortization	14	14	28	28	19	19	38	39
Transition obligation amortization	—	—	—	—	89	90	178	179
Net periodic cost	$1,159	$ 580	$2,318	$1,160	$2,101	$1,276	$4,202	$2,647

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

NJR’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D, for which NJR qualifies for federal subsidies. As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal year 2014 the tax deduction available to NJR will be reduced to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, NJR recorded a one-time, non-cash, after-tax adjustment of approximately $2.6 million, of which, approximately $1.9 million, relates to NJNG. Since NJR believes the $1.9 million is recoverable through the regulatory process, NJNG has recognized a corresponding regulatory asset. In addition, the regulatory asset was grossed up by $1.4 million associated with the recovery of NJNG’s income taxes. The one-time, non-cash after-tax charge to NJR’s non-regulated activities was $620,000.

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipelines out of service.

The following is an analysis of the change in the ARO liability for the six month period ended March 31, 2010:

(Thousands)
Balance at October 1, 2009	$25,097
Accretion	782
Additions	—
Retirements	(280)
Balance at March 31, 2010	$25,599

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

The Company’s federal income tax returns through fiscal 2006 have either been reviewed by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The IRS has not yet begun to examine returns subsequent to fiscal 2006. Currently the Company has no reason to believe that there will be any additions to the reserve related to uncertain tax positions.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $107.5 million at current contract rates and volumes, which are recoverable through the BGSS.

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

Commitments as of March 31, 2010, for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2010	2011	2012	2013	2014	Thereafter
NJRES:
Natural gas purchases	$308,679	$205,973	$187,208	$ 64,687	$ —	$ —
Storage demand fees	20,688	24,294	15,205	10,040	4,865	12,621
Pipeline demand fees	19,727	30,232	18,884	11,657	7,631	23,998
Sub-total NJRES	$349,094	$260,499	$221,297	$ 86,384	$12,496	$ 36,619
NJNG:
Natural gas purchases	$ 97,228	$ 14,024	$ —	$ —	$ —	$ —
Storage demand fees	15,622	27,728	22,622	19,748	14,860	52,316
Pipeline demand fees	35,180	80,221	74,461	74,664	70,045	258,682
Sub-total NJNG	$148,030	$121,973	$ 97,083	$ 94,412	$84,905	$310,998
Total	$497,124	$382,472	$318,380	$180,796	$97,401	$347,617

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Income, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions)	2010	2009	2010	2009
NJRES	$30.5	$28.9	$ 59.8	$ 57.8
NJNG	25.1	22.3	48.3	42.8
Total	$55.6	$51.2	$108.1	$100.6

NJNG’s capital expenditures are estimated at $106.6 million for fiscal 2010, of which approximately $33.6 million has been committed, and $79.0 million for fiscal 2011, and consist primarily of its construction program to support customer growth, maintenance of its distribution systems and replacement needed under pipeline safety regulations. Fiscal 2010 and 2011 include an estimated $44.2 and $20.6 million, respectively, related to AIP construction costs.

The Company’s future minimum lease payments under various operating leases are less than $2.7 million annually for the next five years and $1.4 million in the aggregate for all years thereafter.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

As of March 31, 2010, there were NJR guarantees covering approximately $350 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over five-year terms, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of March 31, 2010, the present value of the liability recognized in the Unaudited Condensed Consolidated Balance Sheets is $492,000. In the event performance under the guarantee is required, the Company’s maximum future payment would be $767,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to the Remediation Adjustment (RA) approved by the BPU. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through September 30, 2008, resulting in an expected annual recovery of approximately $20 million. The BPU approved the recovery of the remediation expenditures through September 30, 2008 on April 28, 2010. As of March 31, 2010, $75.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

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

As stated on Note 2. Summary of Significant Accounting Policies, NJR established Midstream Assets as a new reportable segment to reflect the way it currently views and manages its investments in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated below to be consistent with current year presentation.

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

Information related to the Company’s various business segments and other operations, excluding capital expenditures at NJNG of $27.7 million and at Retail and Other of $93,000, and investments in equity method investees of $4.3 million at Midstream Assets, is detailed below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Operating revenues
Natural Gas Distribution	$438,753	$469,261	$ 697,228	$ 810,169
Energy Services	494,889	472,763	842,366	935,857
Midstream Assets	—	—	—	—
Segment subtotal	933,642	942,024	1,539,594	1,746,026
Retail and Other	3,701	(2,350)	9,745	(5,004)
Eliminations	(18,997)	(2,158)	(21,447)	(2,202)
Total	$918,346	$937,516	$1,527,892	$1,738,820
Depreciation and amortization
Natural Gas Distribution	$7,722	$7,291	$15,382	$14,452
Energy Services	49	51	99	102
Midstream Assets	2	—	3	—
Segment subtotal	7,773	7,342	15,484	14,554
Retail and Other	158	166	316	315
Total	$7,931	$7,508	$15,800	$14,869
Interest income (1)
Natural Gas Distribution	$426	$504	$900	$1,162
Energy Services	2	210	4	337
Midstream Assets	211	—	431	—
Segment subtotal	639	714	1,335	1,499
Retail and Other	7	13	7	19
Eliminations	(209)	(209)	(426)	(319)
Total	$437	$518	$916	$1,199
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,155	$4,204	$ 8,406	$10,664
Energy Services	230	85	492	171
Midstream Assets	827	33	1,657	64
Segment subtotal	5,212	4,322	10,555	10,899
Retail and Other	79	106	153	186
Eliminations	—	(209)	—	(319)
Total	$5,291	$4,219	$10,708	$10,766
(1)      Included in Other income in the Unaudited Condensed Consolidated Statement of Income.

New Jersey Resources Corporation
Part I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Income tax provision (benefit)
Natural Gas Distribution	$24,801	$24,767	$39,245	$38,103
Energy Services	21,537	(3,072)	38,822	3,760
Midstream Assets	(186)	—	(534)	(37)
Segment subtotal	46,152	21,695	77,533	41,826
Retail and Other	(1,248)	(4,057)	(2,020)	(8,339)
Eliminations	354	—	674	(45)
Total	$45,258	$17,638	$76,187	$33,442
Equity in earnings of affiliates, net of taxes
Natural Gas Distribution	$ —	$ —	$ —	$ —
Energy Services	—	—	—	—
Midstream Assets (net of taxes of $1.6 million, $537,000, $3.2 million and $891,000, respectively)	2,200	815	4,535	1,353
Segment subtotal	2,200	815	4,535	1,353
Retail and Other	—	—	—	—
Eliminations	(474)	(28)	(1,065)	(52)
Total	$1,726	$787	$3,470	$1,301
Net financial earnings (loss)
Natural Gas Distribution	$40,476	$41,588	$63,978	$ 64,662
Energy Services	23,517	31,078	26,011	40,461
Midstream Assets	1,514	725	3,390	1,179
Segment subtotal	65,507	73,391	93,379	106,302
Retail and Other	(1,496)	(963)	(1,955)	(1,396)
Total	$64,011	$72,428	$91,424	$104,906

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and six months ended March 31, 2010 and 2009, respectively, is as follows:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009
Consolidated net financial earnings	$64,011	$72,428	$ 91,424	$104,906
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes(1)	(7,845)	25,763	(11,950)	31,879
Effects of economic hedging related to natural gas inventory, net of taxes	(2,361)	14,677	(22,745)	12,767
Consolidated net income	$74,217	$31,988	$126,119	$ 60,260
(1)
Excludes unrealized loss (gain) of $30,000 and $(128,000) related to an intercompany transaction between NJNG and NJRES that has been eliminated in consolidation for the three and six months ended March 31, 2010.

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

The Company’s assets for the various business segments and business operations are detailed below:

	March 31,	September 30,
(Thousands)	2010	2009
Assets at end of period:
Natural Gas Distribution	$1,829,197	$1,797,165
Energy Services	468,884	327,532
Midstream Assets	159,978	153,609
Segment Subtotal	2,458,059	2,278,306
Retail and Other	63,686	69,411
Intercompany assets (1)	(24,762)	(26,687)
Total	$2,496,983	$2,321,030
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NJRES’ assets increased 43.2 percent from September 30, 2009 to March 31, 2010, due primarily to an increase in accounts receivable and gas in storage as a result of higher commodity prices.

15.	RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated FERC regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to March 2010. As of March 31, 2010, NJRES had demand fees, at market rates, payable to Steckman Ridge of approximately $5.8 million annually.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also will sell approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG’s city gate and other delivery locations to maintain operational reliability.

In January 2010, NJNG entered into a 10-year agreement beginning April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG’s BGSS mechanism.

As of March 31, 2010, NJRES had total fees payable to Steckman Ridge in the amount of $910,000. Demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Income during the three and six months ended March 31, 2010 were $1.8 million and $3.5 million, respectively. There were no intercompany transactions with Steckman Ridge during the three and six months ended March 31, 2009.

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

Effective October 1, 2009, NJR established Midstream Assets as a reportable segment to reflect the way it currently views and manages growth opportunities associated with natural gas transportation and storage facilities. Specifically, the Midstream Asset segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company’s 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was jointly developed and is being marketed with a partner in Pennsylvania. The results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As a result, prior year information for both Midstream Assets and Retail and Other operations has been restated to be consistent with current year presentation.

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

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2010		September 30, 2009
Assets:
Natural Gas Distribution	$1,829,197	73%	$1,797,165	77%
Energy Services	468,884	19	327,532	14
Midstream Assets	159,978	6	153,609	7
Retail and Other	63,686	3	69,411	3
Intercompany assets (1)	(24,762)	(1)	(26,687)	(1)
Total	$2,496,983	100%	$2,321,030	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2010		2009		2010		2009
Net income (loss)
Natural Gas Distribution	$40,476	54%	$41,588	130%	$ 63,978	50%	$64,662	107%
Energy Services	35,441	48	(4,540)	(14)	63,085	50	6,342	11
Midstream Assets	1,514	2	725	2	3,390	3	1,179	2
Retail and Other	(3,244)	(4)	(5,785)	(18)	(4,206)	(3)	(11,923)	(20)
Intercompany net income (1)	30	—	—	—	(128)	—	—	—
Total	$74,217	100%	$31,988	100%	$126,119	100%	$60,260	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in net income are unrealized gains (losses) in the Energy Services segment of $9.6 million and $(20.9) million, after taxes, for the three months ended March 31, 2010 and 2009, respectively and $14.3 million and $(21.4) million, after taxes, for the six months ended March 31, 2010 and 2009, respectively. Also included in net income are realized gains (losses) of $2.4 million and $(14.7) million, after taxes, for the three months ended March 31, 2010 and 2009, respectively, and $22.7 million and $(12.8) million, after taxes, for the six months ended March 31, 2010 and 2009, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is recognized in inventory.

NJR Energy, which is included in Retail and Other, records unrealized losses and gains with respect to the change in fair value of the financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact. As a result, the net income includes unrealized (losses) of $(1.7) million and $(4.8) million, after taxes, for the three months ended March 31, 2010 and 2009, respectively, and $(2.3) million and $(10.5) million, after taxes, for the six months ended March 31, 2010 and 2009, respectively.

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

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel) on the implementation and continuing review of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•
Managing the new customer growth rate which is expected to be approximately 1.2 percent annually over the next two years. In fiscal 2010 and 2011, NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers. The Company believes that this stable growth would increase utility gross margin under its base rates by approximately $3.4 million annually, as calculated under NJNG’s CIP tariff;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG’s base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which is inclusive of an approximate $13 million impact of a change to the CIP baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that incorporates a return on equity component of 10.3 percent and a reduction to NJNG’s depreciation expense component.

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

In October 2008, the BPU provisionally approved recovery of an additional $6.8 million of accrued margin for the CIP, resulting in a total recovery of $22.4 million, which included amounts accrued and estimated through September 30, 2008. In June 2009, the BPU issued their final order approving NJNG’s recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. In September 2009, the BPU provisionally approved the rates. As of March 31, 2010, NJNG has $7.8 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect increases or decreases in the cost of natural gas sold to customers. In addition, to manage the cost of natural gas to customers during periods when the commodity cost declines in comparison to the established BGSS rate, NJNG will issue credits or refunds to its customers. During the second quarter of fiscal 2009, NJNG provided approximately $45 million of rate credits to BGSS residential and small commercial customers and during the first quarter of fiscal 2010 NJNG provided refunds of approximately $37.4 million. On January 19, 2010, NJNG notified the BPU that bill credits were to be provided to residential and small commercial sales customers, based on individual customer usage, in February 2010 and March 2010. As a result, NJNG issued bill credits of approximately $35.3 million. In March 2010, NJNG notified the BPU that it will extend the BGSS bill credit for residential and small business customers through April 30, 2010 and increase the overall savings by an additional $21.4 million.

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

In April 2009, the BPU approved NJNG’s Accelerated Infrastructure Program (AIP) permitting NJNG to commence construction on 14 infrastructure projects. NJNG will make a filing for the recovery of infrastructure program investment costs in June 2010 to be effective October 1, 2010. The filing will allow an adjustment to base rates for the recovery of costs of the AIP construction activities for the period ending August 31, 2010, including the recovery of NJNG’s overall weighted cost of capital on these investments.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On March 29, 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU. The RGGI Program includes a series of energy-efficiency and solar energy programs for residential and commercial customers through which enhanced rebates and incentives are provided to eligible customers. The RGGI Programs are designed to run for three years and if fully subscribed as proposed, the investment would be approximately $102 million to be recovered over 15 years through NJNG’s current Energy-Efficiency Rider.

As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal year 2014 a currently existing tax deduction available to NJR will be reduced to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, NJR recorded a one-time, non-cash, after-tax adjustment of approximately $2.6 million, of which, approximately $1.9 million, relates to NJNG. Since NJR believes the $1.9 million should be recoverable through the regulatory process, NJNG has recognized a corresponding regulatory asset. In addition, the regulatory asset was grossed up to include approximately $1.4 million associated with the recovery of NJNG’s income taxes.

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

Midstream Assets Segment

NJR utilizes a subsidiary, NJR Energy Holdings Corporation, to develop its investments in natural gas “midstream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates and Steckman Ridge, a storage facility that operates under market-based rates, and is pursuing other potential opportunities that meet its investment and development criteria.

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of March 31, 2010, NJR had invested $121.3 million in Steckman Ridge inclusive of cash distributions of $5.5 million. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge may seek non-recourse project financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

As of March 31, 2010, NJR investments in Steckman Ridge and Iroquois, including capitalized costs, were $135.8 million and $23.3 million, respectively.

Retail and Other Operations

The financial results of Retail and Other consist primarily of the operating results of NJRHS, which provides service, sales and installation of appliances to approximately 146,000 customers and is focused on growing its installation business and expanding its service contract customer base, CR&R, which seeks additional opportunities to enhance the value of its undeveloped land and investments made by NJR Energy, an investor in other energy-related ventures through its operating subsidiaries. Also included within Retail and Other operations are organizational expenses incurred at NJR.

During the second quarter of fiscal 2010, NJR initiated a solar program, whereby NJR’s subsidiary NJRHS will invest up to $4 million to install solar panels on residences. NJRHS will lease the system to the homeowners. NJR’s investments will qualify for a 30 percent federal investment tax credit and may be eligible for customer rebates under the New Jersey Clean Energy Program.

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

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net income for the three months ended March 31, 2010, increased by 132 percent to $74.2 million, compared with $32 million for the same period last fiscal year. Basic earnings per share (EPS) increased 136 percent to $1.79 compared with $0.76 for the same period last fiscal year, and diluted EPS increased 137 percent to $1.78 compared with $0.75 for the same period last fiscal year.

Net income for the six months ended March 31, 2010, increased by 109 percent to $126.1 million, compared with $60.3 million for the same period last fiscal year. Basic earnings per share (EPS) increased 113 percent to $3.04 compared with $1.43 for the same period last fiscal year, and diluted EPS increased 114 percent to $3.02 compared with $1.41 for the same period last fiscal year. The increase in net income during both the three and six months ended March 31, 2010, was primarily due to the favorable impact of the value of derivative contracts at NJRES.

The Company’s operating revenues and gas purchases are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2010	2009	% Change	2010	2009	% Change
Operating revenues	$918,346	$937,516	(2.0)%	$1,527,892	$1,738,820	(12.1)%
Gas purchases	$703,377	$787,918	(10.7)%	$1,152,770	$1,459,008	(21.0)%

Operating revenues decreased $19.2 million and gas purchases decreased $84.5 million in the three months ended March 31, 2010, compared with the same period of the prior fiscal year due primarily to:

•
a decrease in operating revenues of $30.5 million and gas purchases of $25.3 million at NJNG primarily as a result of a decrease in Firm sales due to a decrease in the average periodic BGSS rate for residential and small commercial customers ; partially offset by

•
an increase in operating revenues of $22.1 million at NJRES stemming from higher average sales and a decrease in gas purchases of $41.5 million due primarily to a favorable change of $57.5 million in the value of derivatives, partially offset by a net $16.2 million increase in gas purchases as a result of an increase in volumes purchased and the economic effects of hedging related to natural gas in storage; and

•
an increase in operating revenues of $6.1 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts, which reduced NJR Energy’s exposure to shifts in market pricing during the three months ended March 31, 2010. NJR Energy had open swap contracts representing 1.4 Bcf’s and 3.8 Bcf’s as of March 31, 2010 and 2009, respectively.

Operating revenues decreased $210.9 million and gas purchases decreased $306.2 million in the six months ended March 31, 2010, compared with the same period of the prior fiscal year due primarily to:

•
a decrease in operating revenues of $112.9 million and gas purchases of $100.5 million at NJNG as a result of a decrease in Firm sales and a customer refund in the first quarter of fiscal 2010 that did not occur in the same period in the prior year;

•
a decrease in operating revenues of $93.5 million and gas purchases of $184.7 million at NJRES stemming from lower average sales and gas purchase prices, which correlate to the lower price levels on the NYMEX that averaged $4.46 during the six months ended March 31, 2010 compared with $6.27 during the six months ended March 31, 2009. The decrease in gas costs is also due to a favorable change of $69.9 million in the value of derivatives, an increase of $57.7 million in physical gas purchases and a decrease of $56.7 million relating to the effects of economic hedging related to natural gas in storage; partially offset by

•
an increase in operating revenues of $14.7 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 490,200 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

NJNG’s unaudited financial results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Utility gross margin
Operating revenues	$438,753	$469,261	$697,228	$810,169
Less:
Gas purchases	288,814	314,091	444,088	544,543
Energy and other taxes	24,685	29,791	39,217	51,378
Regulatory rider expense	21,208	20,744	34,920	34,305
Total utility gross margin	104,046	104,635	179,003	179,943
Operation and maintenance expense	26,817	26,836	51,695	51,786
Depreciation and amortization	7,722	7,291	15,382	14,452
Other taxes not reflected in utility gross margin	1,094	977	2,242	1,988
Operating income	68,413	69,531	109,684	111,717
Other income	1,019	1,028	1,945	1,712
Interest charges, net	4,155	4,204	8,406	10,664
Income tax provision	24,801	24,767	39,245	38,103
Net income	$ 40,476	$ 41,588	$ 63,978	$ 64,662

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Residential	$ 71,878	20.5	$ 72,060	21.4	$121,828	32.9	$121,747	34.7
Commercial, industrial & other	16,681	4.1	17,966	4.7	29,672	6.7	31,347	7.9
Transportation	12,466	4.4	10,420	3.9	21,960	7.7	18,851	6.9
Total utility firm gross margin	101,025	29.0	100,446	30.0	173,460	47.3	171,945	49.5
Incentive programs	2,943	22.0	4,119	20.1	5,381	44.1	7,843	32.3
Interruptible	78	1.0	70	0.7	162	1.8	155	1.6
Total utility gross margin/throughput	$104,046	52.0	$104,635	50.8	$179,003	93.2	$179,943	83.4

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

NJNG’s operating revenues decreased by $30.5 million, or 6.5 percent, and gas purchases decreased by $25.3 million, or 8 percent, for the three months ended March 31, 2010, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $63.7 million and $61.5 million, respectively, as a result of a decrease in the average periodic BGSS rate for residential customers of $0.226 per therm and a decrease of $0.222 per therm for small commercial customers, offset by an increase of $0.038 per therm for large commercial customers and an increase in riders of $0.004 per therm; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $17.2 million and $12.4 million, respectively, due to lower therm usage due primarily to customer conservation and weather being 6 percent warmer than the same period of the prior fiscal year, partially offset by an increase in operating revenue of $3.5 million, as a result of higher accruals relating to the CIP during the three months ended March 31, 2010; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $34.6 million and $35.1 million, respectively, as a result of 27.9 percent higher volumes due primarily to greater opportunities in the wholesale energy market;

•
an increase in operating revenues and gas purchases in the amount of $11.8 million and $12.9 million, respectively, related to lower BGSS bill credits in the second quarter of fiscal 2010 in the amount of $35.3 million, including sales tax in the amount of $2.3 million as compared with the second quarter of fiscal 2009 in the amount of $47.1 million, including sales tax in the amount of $1.3 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s operating revenues decreased by $112.9 million, or 13.9 percent, and gas purchases decreased by $100.5 million, or 18.4 percent, for the six months ended March 31, 2010, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $106.8 million and $102.9 million, respectively, as a result of a decrease in the average periodic BGSS rate as noted above;

•
a decrease in operating revenues and gas purchases in the amount of $25.6 million and $22.1 million, respectively, due to a combination of refunds and bill credits in fiscal 2010 of $72.7 million compared with bill credits of $47.1 million, inclusive of sales tax refunds of $4.7 million and $1.3 million, respectively. NJNG extends refunds and credits to customers to manage reductions in the cost to acquire wholesale natural gas, as compared with the established rate included in its BGSS tariff ;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $37.9 million and $27.4 million, respectively, due to lower therm usage due primarily to customer conservation and weather being 6.5 percent warmer than the same period of the prior fiscal year, partially offset by an increase in operating revenue of $7 million, as a result of higher accruals relating to the CIP during the six months ended March 31, 2010; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $49.4 million and $49 million, respectively, as a result of 50.2 percent higher volumes due primarily to greater opportunities in the wholesale energy market.

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Income, totaled $24.7 million and $29.8 million for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, sales tax and TEFA totaled $39.2 million and $51.4 million, respectively. The decrease for both periods was due primarily to a decrease in operating revenue from firm sales of $76.3 million and $182.1 million for the three and six months ended March 31, 2010, respectively.

Regulatory rider expenses are calculated on a per-therm basis and totaled $21.2 million and $20.7 million for the three months ended March 31, 2010 and 2009, respectively and $34.9 million and $34.3 million for the six months ended March 31, 2010 and 2009, respectively. The increase is due primarily to an additional EE rider of 0.0119 per therm that went into effect August 2009 offset by a decrease in the USF rider of 0.0078 per therm that went into effect as of October 12, 2009.

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

Utility firm gross margin from residential service sales remained flat for the three and six months ended March 31, 2010, as compared with the same period in the last fiscal year.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Utility firm gross margin from commercial service sales decreased to $16.7 million for the three months and $29.7 million for the six months ended March 31, 2010, as compared with $18 million for the three months and $31.3 million for the six months ended March 31, 2009. NJNG delivered 4.1 Bcf for its firm customers in the three months ended March 31, 2010, compared with 4.7 Bcf for the same period ended March 31, 2009. NJNG delivered 6.7 Bcf for its firm customers in the six months ended March 31, 2010, compared with 7.9 Bcf for the same period ended March 31, 2009. The decrease in natural gas delivered and resulting lower margin was due primarily to a decrease of 1,800 commercial customers. The majority of these customers transferred to the transportation class of customers. The effect of the decreases in Bcf on utility firm gross margin was mitigated somewhat by the CIP mechanism.

Utility firm gross margin from transportation service increased to $12.5 million and $22 million, respectively for the three and six months ended March 31, 2010, as compared with $10.4 million and $18.9 million, respectively for the three and six months ended March 31, 2009. NJNG transported 4.4 Bcf for its firm customers in the three months and 7.7 Bcf in the six months ended March 31, 2010, compared with 3.9 Bcf in the three months and 6.9 Bcf in the six months ended March 31, 2009. The increase was due primarily to the increase in transportation customers.

NJNG had 16,771 and 12,461 residential customers and 7,323 and 5,420 commercial customers using its transportation service at March 31, 2010 and 2009, respectively. The increase in transportation customers for the six month period ended March 31, 2010, was due primarily to an increase in marketing activity by third party natural gas providers in NJNG’s distribution territory.

The weather for the three months ended March 31, 2010 was 2.3 percent warmer-than-normal, based on a 20-year average, which resulted in an accrual of utility gross margin under the weather component of the CIP of $2.2 million, compared with 4.2 percent colder-than-normal weather for the same period last fiscal year, which resulted in a negative adjustment of utility gross margin of $(1.8) million. The weather for the six months ended March 31, 2010 was 3.5 percent warmer-than-normal, which resulted in an accrual of $4.5 million, compared with 3.2 percent colder-than-normal weather for the same period last fiscal year, which resulted in a negative adjustment of utility gross margin of $(2) million. Under the provisions of the CIP, accruals related to the weather portion are dependent on the occurrence of degree days and the magnitude of the variance in relation to a normal degree day.

Customer usage was lower than the established CIP benchmark during the three months ended March 31, 2010, which resulted in an accrual of utility gross margin under the CIP of $889,000 compared with $1.4 million during the three months ended March 31, 2009. Customer usage was lower than the established benchmark during the six months ended March 31, 2010, which resulted in an adjustment of utility gross margin under the CIP of $3 million, compared with $2.4 million, during the six months ended March 31, 2009. The change in the weather and non-weather components of the CIP include the effect of adjustments, normal degree days, consumption factors and benchmarks related to the baseline use per customer.

NJNG added 2,491 and 3,147 new customers during the six months ended March 31, 2010 and 2009, respectively. In addition, NJNG converted 284 and 366 existing customers to natural gas heat and other services during the same periods for fiscal 2010 and 2009, respectively. The decline in customer growth is driven by a slower new construction market and weak economic conditions. This customer growth represents an estimated annual increase of approximately 0.31 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $1.3 million to utility gross margin.

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

Sales under NJNG’s incentive programs totaled 22 Bcf and generated $2.9 million of utility gross margin for the three months ended March 31, 2010, compared with 20.1 Bcf and $4.1 million of utility gross margin during the same period last fiscal year and totaled 44.1 Bcf and generated $5.4 million of utility gross margin for the six months ended March 31, 2010, compared with 32.3 Bcf and $7.8 million of utility gross margin for the six months ended March 31, 2009. The decrease in utility gross margin was due primarily to a decrease of $343,000 and $1.7 million for the three and six months ended March 31, 2010, respectively, in the FRM program due primarily to lack of market opportunities, a decrease of $114,000 and $1 million for the three and six months ended March 31, 2010, respectively related to the storage incentive program due to timing of physical injections and associated hedging gains and a decrease of $512,000 for the three months ended March 31, 2010 related to off system sales.

Interruptible Revenues

As of March 31, 2010, NJNG serves 45 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 1 Bcf, or 1.9 percent, and 1.8 Bcf, or 1.9 percent, of total throughput for the three and six months ended March 31, 2010, respectively, and 0.7 Bcf, or 1.4 percent and 1.6 Bcf, or 1.9 percent of the total throughput during the same periods in the prior fiscal year, respectively, they accounted for less than 1 percent of the total utility gross margin in each fiscal year.

Operation and Maintenance Expense

Operation and maintenance expense remained relatively flat, during the three and six months ended March 31, 2010, as compared with the same period in the last fiscal year, with offsetting variances in the following:

•
decreased bad debt expense of $1.6 million and $2.2 million, during the three months ended March 31, 2010 and the six months ended March 31, 2010, respectively, due primarily to lower reserve requirements during fiscal 2010 as a result of BGSS customer credits; offset by

•
increased pension and OPEB costs in the amount of $830,000 and $1.7 million, during the three months ended March 31, 2010 and the six months ended March 31, 2010, respectively, due primarily to the impact of a decline in the returns on plan assets and the decline in the discount rate used to measure plan liabilities; and

•	increased charitable contributions of $500,000 during the three and six months ended March 31, 2010.

Operating Income

Operating income decreased $1.1 million, or 1.6 percent, for the three months ended March 31, 2010, as compared with the same period in the last fiscal year, due primarily to:

•	a decrease in total utility gross margin of $589,000, as discussed above; and

•	an increase in depreciation expense of $431,000, as a result of additional utility plant being placed into service.

Operating income decreased $2 million, or 1.8 percent, for the six months ended March 31, 2010, as compared with the same period in the last fiscal year, due primarily to:

•	a decrease in total utility gross margin of $940,000, as discussed above; and

•	an increase in depreciation expense of $930,000, as a result of additional utility plant being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense remained relatively flat, during the three months ended March 31, 2010, compared to the same period in the prior fiscal year, but decreased $2.3 million for the six months ended March 31, 2010, respectively, compared with the same period in the last fiscal year, due primarily to:

•	a decrease of $1.2 million associated with long-term debt due to lower interest rates on variable rate debt bonds and the repayment of a $30 million bond in November 2008; and

•	a decrease of $1 million associated with short-term debt due primarily to lower average interest rates and balances related to NJNG’s commercial paper program.

Net Income

Net income decreased $1.1 million during the three months ended March 31, 2010, compared to the same period in the prior fiscal year, due primarily to a decrease in operating income as discussed above. Net income decreased $684,000 during the six months ended March 31, 2010, compared to the same period in the prior fiscal year, due primarily to a decrease in operating income of approximately $2 million, as discussed above, and higher income tax expense of $1.1 million, due primarily to a combination of higher accrued expense associated with higher pre-tax income in the current fiscal year and the reversal of accrued interest during the six months ended March 31, 2009, as a result of the settlement of a tax audit. These decreases to net income were partially offset by lower interest expense of $2.3 million, as discussed above.

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

The strategies used in capturing the value associated with these price differences include, but are not limited to the following:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

	*	NJRES can purchase gas to inject into storage and concurrently lock in gross margin with a contract to sell the natural gas at a higher price at a future date;

	*	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price; and

	*	NJRES can “borrow” gas from a pipeline or storage operator and repay that gas at a later date, and earn a margin by selling the gas at a later date at a higher price and/or by receiving a fee.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

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

Operating Results

NJRES’ financial results are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Operating revenues	$494,889	$472,763	$842,366	$935,857
Gas purchases	434,537	475,989	731,994	916,666
Gross margin	60,352	(3,226)	110,372	19,191
Operation and maintenance expense	2,745	3,868	6,978	8,228
Depreciation and amortization	49	51	99	102
Other taxes	353	596	900	925
Operating (loss) income	57,205	(7,741)	102,395	9,936
Other income	3	214	4	337
Interest expense	230	85	492	171
Income tax (benefit) provision	21,537	(3,072)	38,822	3,760
Net income (loss)	$ 35,441	$ (4,540)	$ 63,085	$ 6,342

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2010, NJRES’ portfolio of financial derivative instruments was comprised of:

•	26.9 Bcf of net short futures contracts and fixed swap positions; and

•	18.3 Bcf of net long basis swap positions.

As of March 31, 2009, NJRES’ portfolio of financial derivative instruments was comprised of:

•	6.3 Bcf of net short futures contracts and fixed swap positions; and

•	39.9 Bcf of net short basis swap positions.

Gross Margin

Gross margin for the three months ended March 31, 2010 increased by $63.6 million, as compared with the same period in the last fiscal year, due primarily to higher realized and unrealized gains during the first fiscal quarter of 2010.

NJRES had realized gains (losses) of $3.8 million and $(24.1) million during the three months ended March 31, 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The gains incurred during the current fiscal period resulted from a lower settlement price as compared with the original hedge price (or trade price), which is consistent with a general decline in the market price of natural gas. In addition to the amounts discussed above, NJRES had unrealized gains (losses) of $15.5 million and $(34.3) million during the three months ended March 31, 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled and serve to lock in a sale price on physical gas that will be sold in the future. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared with the market price of natural gas at each reporting date. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the higher margin that resulted from the higher net gains discussed above, was a decrease in realized margin associated with physical sale of natural gas during the three months ended March 31, 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

During the six months ended March 31, 2010, gross margin was higher by approximately $91.2 million as compared with the six months ended March 31, 2009, due primarily to higher realized and unrealized gains during fiscal 2010.

NJRES had realized gains (losses) of $36.9 million and $(19.8) million during the six months ended March 31, 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The gains incurred during the six months ended March 31, 2010, resulted from a lower settlement price as compared with the original hedge price (or trade price), which is consistent with a general decline in the market price of natural gas.

NJRES also had unrealized gains (losses) of $23.2 million and $(36.2) million during the six months ended March 31, 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled and serve to lock in a sale price on physical gas that will be sold in the future. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared with the market price of natural gas at each reporting date. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the higher margin that resulted from the higher net gains discussed above, was a decrease in realized margin associated with physical sale of natural gas during the six months ended March 31, 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

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

Net financial earnings is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage is also included in current period net loss, however financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES’ non-GAAP results can be different than was originally planned at the beginning of the transaction.

The following table is a computation of financial margin of NJRES:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Operating revenues	$494,889	$472,763	$842,366	$935,857
Less: Gas purchases	434,537	475,989	731,994	916,666
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(15,493)	34,348	(23,235)	36,165
Effects of economic hedging related to natural gas inventory	(3,773)	24,072	(36,886)	19,797
Financial margin	$ 41,086	$ 55,194	$ 50,251	$ 75,153

A reconciliation of Operating income (loss), the closest GAAP financial measurement, to the Financial margin of NJRES is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Operating income (loss)	$57,205	$ (7,741)	$102,395	$ 9,936
Add:
Operation and maintenance expense	2,745	3,868	6,978	8,228
Depreciation and amortization	49	51	99	102
Other taxes	353	596	900	925
Subtotal – Gross margin	60,352	(3,226)	110,372	19,191
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(15,493)	34,348	(23,235)	36,165
Effects of economic hedging related to natural gas inventory	(3,773)	24,072	(36,886)	19,797
Financial margin	$41,086	$55,194	$50,251	$75,153

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of NJRES’ Net income (loss) to Net financial earnings is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Net income (loss)	$35,441	$ (4,540)	$63,085	$ 6,342
Add:
Unrealized (gain) loss on derivative instruments and related transactions, net of taxes	(9,563)	20,941	(14,329)	21,352
Effects of economic hedging related to natural gas, net of taxes	(2,361)	14,677	(22,745)	12,767
Net financial earnings	$23,517	$31,078	$26,011	$40,461

Financial margin for the three and six months ended March 31, 2010, was $41.1 million and $50.3 million, respectively, and for the three and six months ended March 31, 2009 was $55.2 million and $75.2 million, respectively. The decrease of $14.1 million and $24.9 million, respectively, is due to a combination of factors including:

•
a decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in the second quarter of fiscal 2010 as compared with the prior year. The decrease in demand is attributed to lower industrial consumption as a result of the economy; and

•	a decrease overall in basis spreads, which lowered the overall value of the transportation portfolio.

Operation and Maintenance Expense

Operation and maintenance expense decreased $1.1 million, or 29 percent, and $1.3 million, or 15.2 percent, during the three and six months ended March 31, 2010, respectively, as compared with the comparable periods in fiscal 2009, due primarily to a decrease of $1.3 million in incentive compensation that correlates with lower net financial earnings for both periods.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market and continued access to the capital markets.

Midstream Assets Segment

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Equity in earnings of affiliates (1)	$3,763	$1,352	$7,723	$2,244
Operation and maintenance expense	$ 254	$ 109	$ 449	$ 214
Interest expense	$ 827	$ 33	$1,657	$ 64
Net income	$1,514	$ 725	$3,390	$1,179
(1)
Excludes taxes of $505,000 and $537,000 for Iroquois for the three months ended March 31, 2010 and 2009, respectively, and $918,000 and $891,000 for Iroquois for the six months ended March 31, 2010 and 2009, respectively and $1.1million and $2.3 million for Steckman Ridge for the three and six months ended March 31, 2010.

Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The $2.4 million increase  in equity in earnings during the three months ended March 31, 2010, was due primarily to a contribution of $2.6 million from Steckman Ridge, which began generating storage revenues when it became commercially operational during the third quarter of fiscal 2009. Equity in earnings in Iroquois decreased slightly as compared with the same period in the prior fiscal year.

The $5.5 million increase in equity in earnings during the six months ended March 31, 2010, was due to the contribution of earnings from Steckman Ridge. Equity in earnings in Iroquois remained relatively flat at $2.3 million for both the six months ended March 31, 2010 and 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operation and maintenance expenses for the three and six months ended March 31, 2010, increased $145,000 and $235,000, respectively, as compared with the same periods in fiscal 2009 due primarily to the allocation of shared service costs of $195,000 and $313,000 respectively, to Steckman Ridge this fiscal year, offset partially by lower consulting and engineering fees.

Interest expenses for the three and six months ended March 31, 2010, increased $794,000 and $1.6 million, respectively, as compared with the same periods in fiscal 2009, due primarily to interest no longer being capitalized on Steckman Ridge since it became operational during the third quarter of fiscal 2009.

Net income for the three and six months ended March 31, 2010, increased $789,000 and $2.2 million, respectively, compared with the same period in fiscal 2009, due primarily to an increase in equity in earnings related to operating results at Steckman Ridge, offset by the increases in the operation and maintenance expense and interest expense, as noted above.

Retail and Other Operations

The unaudited consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Operating revenues	$ 3,701	$(2,350)	$ 9,745	$ (5,004)
Operation and maintenance expense	$ 7,270	$ 6,603	$14,306	$ 13,648
Net (loss)	$(3,244)	$(5,785)	$ (4,206)	$(11,923)

Retail and Other includes NJR Energy, which has economically hedged a long-term fixed-price contract to sell gas to a counterparty. Unrealized gains or losses at NJR Energy, recorded in operating revenues, are the result of the changes in values associated with financial derivative instruments designed to economically hedge the long-term fixed-price contracts.

Operating revenue increased $6.1 million, or 257.5 percent for the three months ended March 31, 2010, to $3.7 million as compared with $(2.4) million for the three months ended March 31, 2009. Operating revenue increased $14.7 million, or 294.7 percent for the six months ended March 31, 2010, to $9.7 million as compared with $(5) million for the six months ended March 31, 2009. The increase in both periods were due primarily to lower unrealized losses at NJR Energy of $(3) million and $(3.8) million, respectively, during the three and six months ended March 31, 2010, as compared with $(8.2) million and $(17.9) million, respectively, for the three and six months ended March 31, 2009.

Operation and maintenance expenses for the three and six months ended March 31, 2010, increased $667,000 and $658,000, respectively, as compared with the same period in fiscal 2009 due primarily to increases in shared service costs, pension costs, contractor expenses and advertising in NJRHS.

Net loss for the three and six months ended March 31, 2010, decreased $2.5 million and $7.7 million, respectively, compared with the same period in the prior fiscal year, due primarily to the decreased operating loss at NJR Energy partially offset by higher income tax expense as a result of the decreased operating loss.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of net (loss) to net financial (loss), a non-GAAP measure, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2010	2009	2010	2009
Net (loss)	$(3,244)	$(5,785)	$(4,206)	$(11,923)
Add:
Unrealized loss on derivative instruments, net of taxes	1,748	4,822	2,251	10,527
Net financial (loss)	$(1,496)	$ (963)	$(1,955)	$ (1,396)

Net financial loss for the three and six months ended March 31, 2010, increased as a result of a tax charge in the amount of approximately $595,000 related to a change in the deductibility of federal subsidies associated with Medicare Part D as a result of the Patient Protection and Affordable Care Act enacted in March 2010.

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

NJR’s consolidated capital structure was as follows:

	March 31,	September 30,
	2010	2009
Common stock equity	58%	53%
Long-term debt	33	35
Short-term debt	9	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR’s Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of March 31, 2010, the Company repurchased approximately 6.9 million of those shares and had the ability to repurchase approximately 1.8 million additional shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets. NJR currently has $50 million in fixed-rate debt, issued through the private placement market, maturing in 2017.

As of March 31, 2010, NJR and NJNG had committed credit facilities of $525 million with approximately $418.1 million available under these facilities (see Note 8. Debt).

NJR believes that as of March 31, 2010, NJR and NJNG were, and currently are, in compliance with all debt covenants.

NJR believes that existing borrowing availability and cash flow from operations will be sufficient to satisfy it and its subsidiaries’ working capital, capital expenditure and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements for the next twelve months will be met through the issuance of short-term debt, meter sale lease-backs and proceeds from the Company’s DRP. While U.S. credit markets continue to improve compared with last year, the impact of the credit crisis is still being felt across the economy. A return to the constrictive credit availability seen last year could possibly affect management’s ability to borrow.

NJR

In March 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million, five-year, revolving, unsecured credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks’ discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility. Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of March 31, 2010, NJR’s effective rate was 0.52 percent on outstanding borrowings of $98.7 million under this credit facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2010, NJR has three letters of credit outstanding, totaling $7.6 million, on behalf of NJRES. Two of those letters of credit, totaling $3.6 million, are used to secure the purchase and/or sale of natural gas; one  expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $4 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

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

To support the issuance of commercial paper, NJNG had a $250 million committed credit facility with several banks, with a 5-year term, that expired on December 16, 2009. On December 11, 2009, NJNG entered into a new 3-year, $200 million unsecured committed credit facility expiring December 2012, which replaced the one that expired and permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks’ discretion. Depending on borrowing levels and credit ratings, NJNG’s interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00. NJNG had no borrowings supported by the credit facility as of March 31, 2010.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. For the three months ended March 31, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS.

While the failure of the ARS auctions does not signify or constitute a default by NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As of March 31, 2010, the 30-day LIBOR rate was 0.25 percent. As such, NJNG currently has a weighted average interest rate of 0.43 percent as of March 31, 2010, compared with a weighted average interest rate of 0.44 percent as of September 30, 2009.

There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR reviews alternative methods for refinancing the ARS at NJNG on a continuing basis; however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES borrowings .

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJRES

NJRES had a 3-year, $30 million committed credit facility with a multinational financial institution that expired in October 2009. Borrowings under this facility were guaranteed by NJR. Upon expiration, the credit facility was not renewed.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of March 31, 2010:

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 552,964	$ 36,283	$ 31,190	$ 88,328	$397,163
Capital lease obligations (1)	83,326	10,976	22,702	16,357	33,291
Operating leases (1)	9,147	2,745	3,602	1,379	1,421
Short-term debt	98,700	98,700	—	—	—
New Jersey Clean Energy Program (1)	35,396	11,591	23,805	—	—
Construction obligations	3,238	3,238	—	—	—
Accelerated Infrastructure Program (AIP)	55,782	35,226	20,556	—	—
Remediation expenditures (2)	146,700	12,741	31,000	11,100	91,859
Natural gas supply purchase obligations–NJNG	111,252	111,252	—	—	—
Demand fee commitments–NJNG	746,149	107,455	196,295	154,815	287,584
Natural gas supply purchase obligations–NJRES	766,547	429,436	326,539	10,572	—
Demand fee commitments–NJRES	199,842	74,909	66,960	25,712	32,261
Total contractual cash obligations	$2,809,043	$934,552	$722,649	$308,263	$843,579
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated.

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

As of March 31, 2010, there were NJR guarantees covering approximately $350 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company is obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of March 31, 2010, NJR has invested approximately $121.3 million in Steckman Ridge inclusive of cash distributions of $5.5 million. Steckman Ridge may seek non-recourse project financing for a portion of the facility once construction activities are completed, therefore potentially reducing the aggregate recourse amount funded by NJR. There can be no assurances that Steckman Ridge will eventually secure such non-recourse project financing.

Total capital expenditures for fiscal 2010 and 2011 are estimated at $106.6 million and $79 million, respectively, including estimates of $44.2 million and $20.6 million, respectively, related to the AIP construction costs.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet financing arrangements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $245 million for the six months ended March 31, 2010, compared with cash flow from operations of $345.9 million for the same period in fiscal 2009. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income increased $65.9 million during the six months ended March 31 2010, as compared with the same period in the prior fiscal year, due primarily to higher realized gains associated with natural gas in inventory at NJRES, as well as higher unrealized gains associated with decreases in the values of financial derivative instruments at NJRES. Changes in working capital that offset the increase in net income and were the primary contributors to the increase in cash used in operating activities are as follows:

•
higher natural gas inventory cost at NJRES during the six months ended March 31, 2010, relative to the prior fiscal year  coupled with a decrease in volumes during the six months ended March 31, 2009. NJRES average cost of gas during the six months ended March 31, 2010 increased approximately 40 percent from $3.37 to $4.73 as compared with a 45 percent reduction in average cost of gas during the comparable period in fiscal 2009 from $9.62 to $5.29;

•
a decrease in NJNG’s gas costs recovered during the six months ended March 31, 2010 due primarily to a BPU approved BGSS rate decrease, coupled with refunds and bill credits issued to customers totaling $72.7 million during the six months ended March 31, 2010 compared with bill credits of $47.1 million during fiscal 2009; offset by

•
a favorable change in margin requirements of $118.8 million as a result of higher NYMEX prices which allowed NJRES to withdraw cash as a result of an increase in realized and unrealized gains during the current fiscal year, whereas in the same period during the prior fiscal year unfavorable changes in NYMEX prices in relation to the fixed price on hedges related to NJNG’s storage incentive program resulted in additional margin deposits.

NJNG’s MGP expenditures are currently expected to total $12.7 million in fiscal 2010 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $36.6 million for the six months ended March 31, 2010, compared with $66 million in the same period in fiscal 2009. The decrease in cash used was due primarily to lower amounts of cash invested in Steckman Ridge, as it became commercially operational during the third quarter of fiscal 2009 and construction on the facility has subsided, in addition to lower utility plant expenditures at NJNG due primarily to slower customer growth as well as expenditures during fiscal 2009 associated with a meter reading project that did not recur in the first quarter of fiscal 2010. These were offset by lower amounts of cash generated as a result of a final drawdown of $4.2 million from NJNG’s restricted cash construction fund during fiscal 2009 that did not recur in the six months ended March 31, 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. An additional drilling program will be reviewed in the third quarter of fiscal 2010. As of March 31, 2010, NJR has invested $121.3 million in Steckman Ridge inclusive of cash distributions of $5.5 million. This amount excludes capitalized interest and other direct costs. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge may seek non-recourse financing upon full completion of the construction and development of its facilities, thereby potentially reducing the final expected recourse obligation of NJR. There can be no assurances that such non-recourse project financing will be secured or available for Steckman Ridge.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2010 when compared with the capital spending in fiscal 2009, due primarily to accelerated spending related to the AIP projects, which are estimated at $44.2 million. As of March 31, 2010, capital expenditures for AIP totaled $12.5 million.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At March 31, 2010, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2010.

Financing Activities

Cash flow used in financing activities totaled $88.5 million for the six months ended March 31, 2009, compared with $239.2 million for the same period in the prior fiscal year due primarily to lower short-term borrowings at NJR and the repayment of long-term debt of $30 million and $25 million, respectively, at NJNG and NJR during fiscal 2009 that did not recur during fiscal 2010, offset by additional share repurchases and dividend payments during fiscal 2010.

NJNG received $4.9 million and $6.3 million in December 2009 and 2008, respectively, related to the meter program, which is expected to be continued on an annual basis.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.43 percent as of March 31, 2010, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

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

New Jersey Resources Corporation
Part I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company’s current short-term and long-term credit ratings.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010, to sell remaining volumes of approximately 1.4 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2009 to March 31, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2010
NJNG	$ (8,073)	$(39,268)	$(10,617)	$(36,724)
NJRES	27,926	67,725	42,213	53,438
NJR Energy	3,355	(6,507)	(2,689)	(463)
Total	$23,208	$ 21,950	$ 28,907	$ 16,251

There were no changes in methods of valuations during the six months ended March 31, 2010.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at March 31, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2010	2011	2012-2015	After 2015	Total Fair Value
Price based on NYMEX	$16,978	$13,738	$ (189)	—	$30,527
Price based on other external data	(17,869)	4,547	(954)	—	(14,276)
Total	$ (891)	$18,285	$(1,143)	—	$16,251

The following is a summary of financial derivatives by type as of March 31, 2010:

		Volume (Bcf)	Price per Mmbtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	2.7	$3.87 - $6.35	$ (4,415)
	Swaps	20.8	$3.74 - $6.02	(32,375)
	Options	2.9	$0.08 - $0.08	66
NJRES	Futures	(20.4)	$3.86 - $10.35	34,867
	Swaps	11.8	$2.89 - $10.38	18,561
	Options	1.3	$0.01 - $0.02	10
NJR Energy	Swaps	1.4	$3.55 - $4.41	(463)
Total				$16,251

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2009 to March 31, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance March 31, 2010
NJRES	$16,295	$11,840	$12,322	$15,813

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

The VaR at March 31, 2010, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $356,000. The VaR with a 99 percent confidence level and a 10-day holding period was $1.6 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2010. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for retail natural gas sales and services.

Unregulated counterparty credit exposure as of March 31, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$116,834	$83,853
Noninvestment grade	10,055	937
Internally rated investment grade	20,974	12,717
Internally rated noninvestment grade	6,244	—
Total	$154,107	$97,507

NJNG’s counterparty credit exposure as of March 31, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$27,960	$24,588
Noninvestment grade	77	—
Internally rated investment grade	3,116	2,836
Internally rated noninvestment grade	1,149	—
Total	$32,302	$27,424

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

Interest Rate Risk–Long-Term Debt

As of March 31 2010, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of March 31, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As of March 31, 2010, the 30-day LIBOR rate was 0.25 percent. As such, NJNG currently has a weighted average interest rate of 0.43 percent as of March 31, 2010. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner.

At March 31, 2010, the Company (excluding NJNG) had no variable-rate long-term debt.

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

Changes in Internal Control over Financial Reporting

NJR continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II
ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2009, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter March 31, 2010, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 2 million shares, bringing the total permitted repurchases to 8.8 million shares as of that date. As of March 31, 2010, the Company has 1.8 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
01/01/10 – 01/31/10	281,200	$36.90	281,200	1,967,471
02/01/10 – 02/28/10	25,000	$36.54	25,000	1,942,471
03/01/10 – 03/31/10	120,400	$36.92	120,400	1,822,071
Total	426,600	$36.88	426,600	1,822,071

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of shareholders was held on January 27, 2010 and information regarding such meeting was included in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, which is incorporated herein by reference.

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

Date: May 5, 2010
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer