Form 10-Q
period 2010-06-30
NEW JERSEY RESOURCES CORP
filed 2010-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares outstanding of $2.50 par value Common Stock as of August y, 2010, was yy,yyy,yyy.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2010 and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR’s expectations include, but are not limited to, those discussed in Risk Factors in Item 1A of NJR’s 2009 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•	the ability to maintain effective internal controls;
•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;
•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties and liquidity in the wholesale energy trading market;
•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;
•	risks associated with the management of the Company’s joint ventures and partnerships;
•	risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives;
•
the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining NJNG’s natural gas transmission and distribution system;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share data)	2010	2009	2010	2009
OPERATING REVENUES
Utility	$105,130	$148,826	$ 794,311	$ 958,995
Nonutility	374,764	292,226	1,213,475	1,220,877
Total operating revenues	479,894	441,052	2,007,786	2,179,872
OPERATING EXPENSES
Gas purchases:
Utility	47,665	87,169	478,719	631,712
Nonutility	393,126	313,318	1,114,842	1,227,783
Operation and maintenance	37,077	38,436	110,386	112,209
Regulatory rider expenses	6,160	6,280	41,017	40,585
Depreciation and amortization	8,136	7,880	23,936	22,749
Energy and other taxes	6,516	11,739	50,275	67,353
Total operating expenses	498,680	464,822	1,819,175	2,102,391
OPERATING (LOSS) INCOME	(18,786)	(23,770)	188,611	77,481
Other income	1,311	1,179	3,458	3,095
Interest expense, net of capitalized interest	5,238	5,187	15,946	15,953
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(22,713)	(27,778)	176,123	64,623
Income tax (benefit) provision	(11,368)	(12,146)	64,819	21,296
Equity in earnings of affiliates, net of tax	1,168	1,477	4,638	2,778
NET (LOSS) INCOME	$ (10,177)	$ (14,155)	$ 115,942	$ 46,105
(LOSSES) EARNINGS PER COMMON SHARE
BASIC	$(0.25)	$(0.34)	$2.80	$1.09
DILUTED	$(0.25)	$(0.34)	$2.78	$1.08
DIVIDENDS PER COMMON SHARE	$0.34	$0.31	$1.02	$0.93
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,239	42,049	41,424	42,175
DILUTED	41,239	42,049	41,703	42,547

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,942	$ 46,105
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments and related transactions	6,186	65,160
Depreciation and amortization	24,628	23,417
Allowance for equity used during construction	(1,474)	(233)
Allowance for bad debt expense	2,277	5,015
Deferred income taxes	69,329	12,732
Manufactured gas plant remediation costs	(2,925)	(12,280)
Equity in earnings of affiliates, net of distributions	(2,261)	3,858
Cost of removal – asset retirement obligations	(676)	(508)
Contributions to postemployment benefit plans	(7,866)	(1,768)
Changes in:
Components of working capital	(54,205)	243,048
Other noncurrent assets	9,891	(23,611)
Other noncurrent liabilities	(2,902)	(10,251)
Cash flows from operating activities	155,944	350,684
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(49,696)	(51,169)
Real estate properties and other	(460)	(356)
Cost of removal	(6,252)	(4,014)
Investments in equity investees	(4,300)	(41,343)
Release from restricted cash construction fund	—	4,200
Cash flows used in investing activities	(60,708)	(92,682)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,414	13,327
Tax benefit from stock options exercised	(96)	993
Proceeds from sale-leaseback transaction	4,925	6,268
Payments of long-term debt	(4,683)	(58,860)
Purchases of treasury stock	(28,069)	(17,757)
Payments of common stock dividends	(39,160)	(37,977)
Net proceeds (payments) of short-term debt	20,900	(129,600)
Cash flows used in financing activities	(39,769)	(223,606)
Change in cash and temporary investments	55,467	34,396
Cash and temporary investments at beginning of period	36,186	42,626
Cash and temporary investments at end of period	$ 91,653	$ 77,022
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(82,253)	$ 97,642
Inventories	18,222	260,883
Recovery of gas costs	(77,529)	58,836
Gas purchases payable	90,976	(144,528)
Prepaid and accrued taxes	(14,093)	37,792
Accounts payable and other	330	2,271
Restricted broker margin accounts	24,172	(27,814)
Customers’ credit balances and deposits	(17,137)	(43,162)
Other current assets	3,107	1,128
Total	$(54,205)	$243,048
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$10,426	$13,498
Income taxes	$23,811	$12,685

See Notes to Condensed Unaudited Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	June 30,	September 30,
(Thousands)	2010	2009
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,488,585	$1,438,945
Real estate properties and other, at cost	30,400	30,195
	1,518,985	1,469,140
Accumulated depreciation and amortization	(417,714)	(404,701)
Property, plant and equipment, net	1,101,271	1,064,439

CURRENT ASSETS
Cash and temporary investments	91,653	36,186
Customer accounts receivable
Billed	179,251	101,945
Unbilled revenues	8,333	8,616
Allowance for doubtful accounts	(3,110)	(6,064)
Regulatory assets	49,306	5,878
Gas in storage, at average cost	277,366	297,464
Materials and supplies, at average cost	7,902	6,026
Prepaid state taxes	50,383	37,886
Derivatives, at fair value	86,554	131,070
Restricted broker margin account	5,453	26,250
Deferred taxes	—	20,801
Other	14,992	18,131
Total current assets	768,083	684,189

NONCURRENT ASSETS
Investments in equity investees	168,682	160,508
Regulatory assets	388,253	391,025
Derivatives, at fair value	8,929	9,536
Other	10,256	11,333
Total noncurrent assets	576,120	572,402
Total assets	$2,445,474	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CAPITALIZATION AND LIABILITIES
	June 30,	September 30,
(Thousands)	2010	2009
CAPITALIZATION
Common stock equity	$ 741,160	$ 689,726
Long-term debt	434,927	455,492
Total capitalization	1,176,087	1,145,218

CURRENT LIABILITIES
Current maturities of long-term debt	27,320	6,510
Short-term debt	164,300	143,400
Gas purchases payable	221,088	130,112
Accounts payable and other	45,768	44,448
Dividends payable	14,008	13,026
Deferred and accrued taxes	1,879	3,475
Regulatory liabilities	—	36,203
New Jersey clean energy program	12,402	10,920
Derivatives, at fair value	65,244	94,853
Restricted broker margin account	3,375	—
Customers’ credit balances and deposits	56,080	73,218
Total current liabilities	611,464	556,165

NONCURRENT LIABILITIES
Deferred income taxes	292,121	243,593
Deferred investment tax credits	6,629	6,870
Deferred revenue	7,342	8,203
Derivatives, at fair value	4,177	6,250
Manufactured gas plant remediation	146,700	146,700
Postemployment employee benefit liability	91,141	89,035
Regulatory liabilities	58,726	56,450
New Jersey clean energy program	19,393	28,449
Asset retirement obligation	25,594	25,097
Other	6,100	9,000
Total noncurrent liabilities	657,923	619,647
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,445,474	$2,321,030

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009
Net (loss) income	$(10,177)	$(14,155)	$115,942	$46,105
Unrealized gain (loss) on available for sale securities, net of tax of $(85), $10, $(698) and $74, respectively (1)	131	(14)	1,010	(106)
Net unrealized (loss) on derivatives, net of tax of $76, $16, $119 and $50, respectively	(120)	(23)	(182)	(71)
Other comprehensive income (loss)	11	(37)	828	(177)
Comprehensive (loss) income	$(10,166)	$(14,192)	$116,770	$45,928
(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

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

NJR Energy Services Company (NJRES) comprises the Energy Services segment and is the Company’s principal non-utility subsidiary that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

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

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings, NJR Energy Corporation (NJR Energy) and NJR Clean Energy Ventures (NJRCEV) are included in Retail and Other operations.

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

Gas in Storage

The following table summarizes Gas in storage by company as of:

	June 30,		September 30,
	2010		2009
($ in thousands)	Assets	Bcf	Assets	Bcf
NJNG	$100,947	14.4	$175,201	21.9
NJRES	176,419	40.0	122,263	36.3
Total	$277,366	54.4	$297,464	58.2

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in storage decreased during the nine months ended June 30, 2010, due primarily to a 34.2 percent decrease in NJNG’s inventory volumes due to timing of summer injections, offset by an increase in the average cost of gas at NJRES.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

	June 30,		September 30,
(Thousands)	2010		2009
NJNG (1)	$ 11,315	6%	$ 21,239	21%
NJRES	157,578	88	73,451	72
NJRHS and other	10,358	6	7,255	7
Total	$179,251	100%	$101,945	100%
(1)	Does not include Unbilled revenues of $8.3 million and $8.6 million as of June 30, 2010 and September 30, 2009, respectively.

Accounts receivable increased during the nine months ended June 30, 2010, due primarily to the impact of higher commodity prices on NJRES’ receivables.

Capitalized Financing Costs and Deferred Interest

Included in the Unaudited Condensed Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG’s Allowance for funds used during construction, (AFUDC), which are recorded in utility plant, as well as capitalized interest recorded in investments in equity investees. Corresponding amounts recognized in interest expense and other income, as appropriate, in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
AFUDC:
Debt	$262	$169	$ 662	$599
Equity	$557	$233	$1,474	$233
Weighted average rate	7.76%	5.38%	7.34%	3.57%

Investments in equity investees:
Capitalized interest	$ —	$214	$ —	$1,884
Weighted average interest rates	—%	4.95%	—%	5.15%

Total capitalized costs	$819	$616	$2,136	$2,716
Net weighted average rate	7.76%	5.17%	7.34%	4.36%

NJNG’s base rates include the ability for NJNG to recover the cost of debt and equity associated with AFUDC and construction work in progress (CWIP). Due to a reduction in NJNG's commercial paper borrowings relative to its CWIP, NJNG's capitalized costs included an equity portion associated with its AFUDC as noted above.

During the three and nine months ended June 30, 2009, NJR capitalized interest costs associated with its development and construction of the Steckman Ridge natural gas storage facility. The facility became operational during the third quarter of fiscal 2009, therefore NJR is no longer capitalizing any costs related to Steckman Ridge (see Note 6. Investments in Equity Investees).

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs (see Note 3. Regulation). Accordingly, other income includes interest related to these SBC program costs in the amount of $374,000 and $482,000 for the three months ended June 30, 2010 and 2009, respectively and $1.3 million and $1.5 million for the nine months ended June 30, 2010 and 2009, respectively.

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

Topic 810, Consolidation:

In June 2009, the FASB issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which will replace the quantitative assessments currently in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures will provide information on a company’s involvement with VIE’s. The guidance is effective at the beginning of a company’s annual reporting period that begins after November 15, 2009, including interim reporting periods. The Company will adopt the provisions of the statement prospectively during its first quarter of fiscal 2011 and is evaluating the effect on its financial position, results of operations and cash flows.

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

As of June 30, 2010, under the CIP, NJNG has accrued $13.7 million to be recovered from residential and commercial customers, which includes $9 million related to the weather component of the CIP and $4.7 million related to the usage component of the CIP.

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

In addition, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG’s city gate and other delivery locations to maintain operational reliability. These capacity release payments provide BGSS savings pursuant to the terms of the CIP as approved in the January 20, 2010, BPU Board Order, and reduces costs to NJNG’s BGSS customers.

•
June 2010 – The BPU issued their final order approving NJNG’s recovery of $6.9 million of CIP rates for fiscal year 2009. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) for recoverable CIP amounts for fiscal 2010, requesting approval to modify its CIP recovery rates effective October 1, 2010, resulting in total annual recovery requested for fiscal 2010 of $12.1 million, an increase of $5.2 million. The request represents recovery of amounts accrued and estimated through September 30, 2010. The request results in an increase of 0.7 percent for the average residential heating customer, which is offset by a BGSS decrease of 3.5 percent as discussed below. NJNG also included a request to reduce the Weather Normalization Clause (WNC) rate to facilitate recovery of its remaining balance in fiscal 2011.

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

•	March 2010 – NJNG notified the BPU that it would extend the BGSS bill credit for residential and small business customers through April 30, 2010. NJNG provided credits of approximately $15.2 million.

•	May 2010 – NJNG provided refunds of approximately $22.5 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

•
June 2010 – The BPU approved the June 2009 provisional BGSS rate reduction of 17.2 percent on a final basis. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) requesting a decrease of 2.8 percent for the average residential heating customer of which 3.5 percent was due to the reduction in commodity costs. The balance of the rate change of 0.7 percent is related to changes to the CIP rate, as previously discussed.

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

The following is a summary of regulatory actions related to SBC:

•
October 2008 - The BPU released a final Order in the NJCEP, updating state utilities’ funding obligations for the period from January 1, 2009, to December 31, 2012. As a result, NJNG recorded an obligation and a corresponding regulatory asset at a present value of $44.3 million in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2010, NJNG had a $31.8 million obligation remaining.

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

•
June 2010 – NJNG filed an application (June 2010 SBC filing) regarding its SBC to maintain the current MGP factor approved in April 2010 and to maintain the current NJCEP. In addition, natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF rate to be effective October 1, 2010. If approved, the USF change would result in an overall increase to the average monthly bill of a residential heating customer by 0.03 percent.

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

On June 1, 2010, NJNG filed for approval of its AIP expenditures in compliance with the April 2009 order. The request includes the recovery of capital improvement projects for the period August 2009 through August 31, 2010. The revenue request of $5.24 million will result in an increase to base rate revenue, which is allocated to customer classes in the manner approved in the October 2008 base rate order. NJNG’s AIP filing included a request to increase base rates effective October 1, 2010. In addition, NJNG filed its annual EE Program filing in compliance with the July 2009 order. The EE filing includes a request to maintain the current EE Rider rate in anticipation of the implementation of the RGGI Program.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets & Liabilities

The Company had the following regulatory assets, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:
(Thousands)	June 30, 2010	September 30, 2009	Recovery
Regulatory assets–current
Underrecovered gas costs	$ 41,326	$ —	(1)
CIP	7,955	5,800	(1)
WNC	25	78	(2)
Total current	$ 49,306	$ 5,878
Regulatory assets–noncurrent
Remediation costs (Note 13)
Expended, net of recoveries	$ 75,197	$ 85,461	(3)
Liability for future expenditures	146,700	146,700	(4)
CIP	5,328	—	(1)
Deferred income and other taxes	11,495	11,560	(1)
Derivatives, net (Note 4)	15,363	8,073	(5)
Energy Efficiency Program	284	1,174	(6)
New Jersey Clean Energy Program	31,795	39,369	(6)
Pipeline Integrity Management (PIM)	448	448	(7)
Postemployment benefit costs (Note 10)	97,716	94,305	(8)
Other regulatory assets	3,927	3,935	(6)
Total noncurrent	$388,253	$391,025
(1)	Recoverable, subject to BPU approval, without interest.
(2)
Recoverable as a result of BPU approval in October 2008, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded since October 1, 2006 due to the existence of the CIP.

(3)	Recoverable, subject to BPU approval over rolling 7-year periods, with interest.
(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities).
(5)	Recoverable, subject to BPU approval, through BGSS, without interest.
(6)	Recoverable with interest, subject to BPU approval.
(7)
Recoverable, subject to BPU review and approval in the next base rate case. NJNG is limited annually to recording a regulatory asset that does not exceed $700,000. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customer’s gas costs when the net cumulative liability exceeds $1 million.

(8)
Recoverable, subject to BPU approval, without interest. Includes unrecognized service costs recorded, that NJNG has determined are recoverable in rates charged to customers (see Note 10. Employee Benefit Plans). Amount as of June 30, 2010, includes approximately $1.4 million related to changes in the tax treatment for Medicare Subsidy D expenses as a result of the Patient Protection and Affordable Care Act enacted in March 2010.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

The Company had the following regulatory liabilities, all related to NJNG, on the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	June 30, 2010	September 30, 2009
Regulatory liabilities–current
Overrecovered gas costs (1)	$ —	$36,203
Total current	$ —	$36,203
Regulatory liabilities–noncurrent
Cost of removal obligation (2)	$58,381	$56,450
SBC and other regulatory liabilities (3)	345	—
Total noncurrent	$58,726	$56,450
(1)	Refundable, subject to BPU approval, through BGSS with interest.
(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $23.6 million, including accretion of $1.2 million for the nine months ended June 30, 2010, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of June 30, 2010 (see Note 11. Asset Retirement Obligations).

(3)	Refundable with interest, subject to BPU approval.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company and its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These contracts, with a few exceptions as described below, are accounted for as derivatives in accordance with the Derivatives and Hedging topic (ASC 815) of the ASC. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. Since the Company chooses not to designate its derivatives as accounting hedges, changes in the fair value of the derivative instruments are concurrently recorded as a component of gas purchases or operating revenues, as appropriate for NJRES and NJR Energy, in the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or losses. For NJRES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues. For NJR Energy, realized gains and losses on all financial derivatives are recorded as a component of operating revenues.

Changes in fair value of NJNG’s derivative instruments, however, are recorded as a component of regulatory assets or liabilities in accordance with ASC 980 in the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG’s tariff. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the NJR’s derivative instruments (see Note 5. Fair Value).

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to potential differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the balance sheet, with changes in value recognized in current period earnings.

The Company continues to elect normal treatment on all physical commodity contracts when appropriate at NJNG and NJR Energy. These contracts are accounted for on an accrual basis.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets that are not designated as hedging instruments under ASC 815:

		Fair Value
		June 30, 2010		September 30, 2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJNG:
Financial commodity contracts	Derivatives - current	$13,621	$28,348	$ 15,801	$ 24,274
	Derivatives - noncurrent	—	636	1,077	677
NJRES:
Physical forward commodity contracts	Derivatives - current	11,906	5,005	22,674	10,044
	Derivatives - noncurrent	6,017	152	3,878	214
Financial commodity contracts	Derivatives - current	60,725	31,757	89,140	60,054
	Derivatives - noncurrent	2,912	3,310	4,157	5,316
NJR Energy:
Financial commodity contracts	Derivatives - current	302	69	3,455	481
	Derivatives - noncurrent	—	—	424	43
Total fair value of derivatives		$95,483	$69,277	$140,606	$101,103

The Company, through its unregulated wholesale energy services subsidiary, which enters into natural gas transactions in Canada and consequently NJRES, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives under ASC 810. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets that are designated as hedging instruments under ASC 815:

		Fair Value
		June 30, 2010		September 30, 2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJRES:
Foreign exchange contracts	Derivatives - current	$—	$65	$—	$—
	Derivatives - noncurrent	—	79	—	—
Total fair value of derivatives		$—	$144	$—	$—

At June 30, 2010, the notional amount of the foreign currency transactions was approximately $5.5 million dollars, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

The following table reflects the balances recorded in Other Comprehensive Income relating to derivatives that the Company has designated as cash flow hedges:

(Thousands)	Amount of Gain (Loss) in OCI (effective portions)		Amount of Gain (Loss) reclassifed from OCI into income (Gas Purchases)		Gain (Loss) recognized in income on Derivative (ineffective portion)
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009
Foreign exchange contracts	$(144)	$—	$5	$—	$—	$—
Total	$(144)	$—	$5	$—	$—	$—

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

Gains (losses) recognized at NJRES and NJR Energy are as follows:

(Thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Nine Months Ended June 30,
		2010	2009	2010	2009 (1)
Derivatives not designated as hedging instruments under ASC 815:
NJRES:
Physical commodity contracts	Operating revenues	$12,890	$ 8,301	$35,564	$ 16,340
Physical commodity contracts	Gas purchases	(12,110)	(882)	(11,956)	8,044
Financial commodity contracts	Gas purchases	(11,449)	1,757	53,668	33,914
Subtotal NJRES		(10,669)	9,176	77,276	58,298
NJR Energy:
Financial commodity contracts	Operating revenues	421	62	(6,085)	(9,948)
Total NJRES and NJR Energy unrealized and realized (losses) gains		$(10,248)	$ 9,238	$71,191	$48,350
(1)
Since the provisions of ASC 815-10-50 did not become effective for NJR until January 1, 2009, amounts for the nine months ended June 30, 2009 only include gains and losses for the January 1, 2009 through June 30, 2009 period, therefore, the nine months ended June 30, 2009 is not comparative to the nine months ended June 30, 2010.

Not included in the table above, are gains (losses) associated with NJNG’s financial derivatives that totaled $12.9 million and $(1.7) million for the three months ended June 30, 2010 and 2009, respectively and $(27) million and $(35.1) million for the nine months ended June 30, 2010 and 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG’s financial derivatives are deferred in regulatory assets or liabilities in accordance with ASC 980 and there is no impact to earnings.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2010 and September 30, 2009, NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives:

		Volume (Bcf)
		June 30, 2010	September 30, 2009
NJNG	Futures	1.5	21.4
	Swaps	2.9	(14.5)
	Options	1.5	8.0
NJRES	Futures	(19.8)	(19.8)
	Swaps	16.2	(23.2)
	Options	1.2	4.0
	Physical	66.3	58.6
NJR Energy	Swaps	0.8	2.6

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin for NJNG and NJRES. The balances are as follows:

(Thousands)	Balance Sheet Location	June 30, 2010	September 30, 2009
NJNG broker margin deposit	Broker margin – Current assets	$ 5,453	$16,458
NJRES broker margin deposit	Broker margin – Current (liabilities) assets	$(3,375)	$ 9,792

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2010. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor’s (S&P) or Moody’s Investors Service, Inc. (Moody’s). In these cases, the company’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$147,080
Noninvestment grade	10,246
Internally rated investment grade	36,452
Internally rated noninvestment grade	7,108
Total	$200,886

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conversely, certain of NJNG’s, NJRES’ and NJR Energy’s derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. NJNG’s credit rating, with respect to S&P, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010 and September 30, 2009 is $13.3 million and $22.3 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2010, the Company would have been required to post an additional $12.6 million to its counterparties. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2009, the Company would not have been required to post any additional collateral to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, excluding current maturities, is based on quoted market prices for similar issues and is as follows:

	June 30,	September 30,
(Thousands)	2010	2009
Carrying value	$462,200	$462,000
Fair market value	$488,700	$477,900

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG’s, NJRES’ and NJR Energy’s financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market; therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the cost to transport to the final delivery location is not significant to the overall valuation. In these cases, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which include estimates extrapolated from broker quotes or pricing services.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2010:
Assets:
Physical forward commodity contracts	$ —	$17,923	$ —	$17,923
Financial derivative contracts – natural gas	35,793	41,767	—	77,560
Available for sale equity securities – Energy industry (1)	9,580	—	—	9,580
Other assets	1,087	—	—	1,087
Total assets at fair value	$46,460	$59,690	$ —	$106,150

Liabilities:
Physical forward commodity contracts	$ —	$ 5,157	$ —	$ 5,157
Financial commodity contracts – natural gas	24,271	39,849	—	64,120
Financial commodity contracts – foreign exchange	—	144	—	144
Other liabilities	858	—	—	858
Total liabilities at fair value	$25,129	$45,150	$ —	$70,279

As of September 30, 2009:
Assets:
Physical forward commodity contracts	$ —	$26,552	$ —	$ 26,552
Financial commodity contracts – natural gas (2)	47,065	66,989	—	114,054
Available for sale equity securities – Energy industry (1)	7,872	—	—	7,872
Other assets	1,467	—	—	1,467
Total assets at fair value	$56,404	$93,541	$ —	$149,945

Liabilities:
Physical forward commodity contracts	$ —	$10,258	$ —	$ 10,258
Financial derivative contracts – natural gas (2)	40,313	50,532	—	90,845
Other liabilities	1,467	—	—	1,467
Total liabilities at fair value	$41,780	$60,790	$ —	$102,570
(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2010, the FASB issued guidance expanding the requirement to disclose information about transfers into and out of Level 3 to all three levels of the fair value hierarchy, There was no impact to the Company’s statement of financial position, results of operations or cash flow upon adoption. In addition, for the three and nine months ended June 30, 2010, there were no Level 3 measurements.

A reconciliation of the beginning and ending balances of NJRES’ derivatives measured at fair value based on significant unobservable inputs as of June 30, 2009 is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(Thousands)	Three Months Ended	Nine Months Ended
Beginning balance	$ 2	$937
Total gains realized and unrealized(1)	—	320
Purchases, sales, issuances and settlements, net	(2)	(774)
Net transfers in and/or out of level 3	—	(483)
Ending balance	$—	$ —

Net unrealized gains included in net income relating to
derivatives still held at June 30, 2009	$—	$ —
(1)	Gains recognized in Operating revenues and Gas purchases for the nine months ended June 30, 2009 are $77,000 and $243,000 respectively.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR’s Investments in equity investees include the following investments:

(Thousands)	June 30, 2010	September 30, 2009
Steckman Ridge	$134,510	$131,555
Iroquois	24,592	21,081
Other	9,580	7,872
Total	$168,682	$160,508

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

NJR’s investment in Steckman Ridge, which became operational during the third quarter of fiscal 2009, increased $3 million during the nine months ended June 30, 2010, including cash investments of $4.3 million and equity in earnings of $6.7 million, less cash distributions received of $8 million.

NJR’s investment in Iroquois increased as a result of equity in earnings of $3.5 million during the nine months ended June 30, 2010.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in accumulated other comprehensive income, a component of common stock equity. Unrealized gains (losses) associated with these equity securities were approximately $1 million, net of tax of $(698,000) and $(106,000), net of tax of $74,000 for the nine months ended June 30, 2010 and 2009, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EARNINGS PER SHARE

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, except per share amounts)	2010	2009	2010	2009
Net (loss) income, as reported	$(10,177)	$(14,155)	$115,942	$46,105
Basic earnings per share
Weighted average shares of common stock outstanding–basic	41,239	42,049	41,424	42,175
Basic earnings per common share	$(0.25)	$(0.34)	$2.80	$1.09
Diluted earnings per share
Weighted average shares of common stock outstanding–basic	41,239	42,049	41,424	42,175
Incremental shares (1)	—	—	279	372
Weighted average shares of common stock outstanding–diluted (2)	41,239	42,049	41,703	42,547
Diluted earnings per common share	$(0.25)	$(0.34)	$2.78	$1.08
(1)	Incremental shares consist of stock options, stock awards and performance units.
(2)
Since there was a net loss for the three months ended June 30, 2010 and 2009, incremental shares were not included in the computation of diluted loss per common share, for both three month periods, as their effect would have been anti-dilutive. For the nine months ended June 30, 2010 and June 30, 2009, there were no anti-dilutive shares that needed to be excluded from the calculation of diluted earnings per share.

8.	DEBT

NJR

On March 15, 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of June 30, 2010, NJR had $164.3 million in borrowings outstanding under the facility.

As of June 30, 2010, NJR has three letters of credit outstanding, totaling $9.1 million, on behalf of NJRES. Two of those letters of credit, totaling $3.6 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $5.5 million, is used for margin requirements for natural gas transactions and will expire on December 31, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

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

Subsequent to the BPU’s authorization, NJNG replaced its $250 million committed credit facility with a new $200 million 3-year revolving unsecured committed credit facility on December 11, 2009, which expires in December 2012. The credit facility is used to support NJNG’s commercial paper program and provides for the issuance of letters of credit. As of June 30, 2010, NJNG had no outstanding borrowings under the credit facility.

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

A summary of NJR’s and NJNG’s long-term debt, committed credit facilities, which require annual commitment fees, and NJRES’ committed facility that did not require a commitment fee, are as follows:

	June 30,	September 30,
(Thousands)	2010	2009
NJR
Long - term debt	$ 50,000	$ 50,000
Bank credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$164,300	$143,400
Weighted average interest rate at end of period
Notes payable to banks	0.68%	0.57%
NJNG
Long - term debt (2)	$349,800	$349,800
Bank credit facilities (1)	$200,000	$250,000
Amount outstanding at end of period
Commercial paper	$ —	$ —
Weighted average interest rate at end of period
Commercial paper	—%	—%
NJRES
Bank credit facilities (3)	$ —	$30,000
Amount outstanding at end of period
Notes payable to banks	$ —	$ —
Weighted average interest rate at end of period
Notes payable to banks	—%	—%
(1) Company is subject to commitment fees on outstanding and unused amounts.
(2) Long-term debt excludes lease obligations of $62.4 million and $62.2 million at June 30, 2010 and September 30, 2009, respectively.
(3) Facility expired in October 2009 and was not renewed.

9.	STOCK-BASED COMPENSATION

On November 18, 2009, the Company granted 29,865 performance shares, which are market condition awards and 24,312 performance shares, which are subject to meeting certain performance milestones. Both performance share grants vest on September 30, 2012 subject to certain conditions. Also, on November 18, 2009 the Company granted 24,312 restricted shares, which vest in three equal annual installments, the first occurring on October 15, 2010. As of June 30, 2010, 2,232,223 and 82,762 shares remain available for future issuance to employees and directors, respectively.

During the first nine months of fiscal 2010, included in operation and maintenance expense is $2 million related to stock based compensation. There is approximately $2.2 million of deferred compensation expense related to unvested shares, options and performance units that is expected to be recognized over the next three years.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR’s Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$ 992	$678	$2,976	$2,034	$ 704	$ 432	$2,112	$1,296
Interest cost	2,049	1,937	6,147	5,811	1,204	1,014	3,612	3,043
Expected return on plan assets	(2,577)	(2,188)	(7,731)	(6,564)	(485)	(499)	(1,455)	(1,497)
Recognized actuarial loss	681	138	2,043	416	570	267	1,710	801
Prior service cost amortization	14	14	42	42	19	20	57	59
Transition obligation amortization	—	—	—	—	89	89	267	268
Net periodic cost	$1,159	$579	$3,477	$1,739	$2,101	$1,323	$6,303	$3,970

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

The following is an analysis of the change in the ARO liability for the nine month period ended June 30, 2010:

(Thousands)
Balance at October 1, 2009	$25,097
Accretion	1,173
Additions	—
Retirements	(676)
Balance at June 30, 2010	$25,594

Accretion amounts are not reflected as an expense on NJR’s Unaudited Condensed Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12.	INCOME TAXES

The Company’s federal income tax returns through fiscal 2006 have either been reviewed by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The IRS has recently begun to examine returns for fiscal 2007 through fiscal 2009.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of June 30, 2010, there is no reserve established related to uncertain tax positions nor does the Company believe, based on its analysis, that there is a need to recognize any liabilities associated with Uncertain Tax Positions.

The Company utilizes federal investment tax credits (ITC) as allowed based on the cost and life of certain assets purchased. To the extent that NJNG invests in property that qualifies for ITC’s, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. For its unregulated subsidiaries, NJR recognizes ITCs as a reduction to income tax expense when the property is placed in service.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $107 million at current contract rates and volumes, which are recoverable through the BGSS.

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

Commitments as of June 30, 2010, for natural gas purchases and future demand fees, for the next five fiscal year periods, are as follows:

(Thousands)	2010	2011	2012	2013	2014	Thereafter
NJRES:
Natural gas purchases	$215,206	$215,299	$185,495	$ 63,371	$ —	$ —
Storage demand fees	10,983	28,959	17,734	12,220	6,545	15,281
Pipeline demand fees	7,071	31,288	18,855	11,639	7,631	23,999
Sub-total NJRES	$233,260	$275,546	$222,084	$ 87,230	$14,176	$ 39,280
NJNG:
Natural gas purchases	$ 61,898	$ 14,863	$ —	$ —	$ —	$ —
Storage demand fees	7,813	27,729	23,322	21,146	16,257	55,810
Pipeline demand fees	17,573	79,413	74,463	74,773	70,153	259,007
Sub-total NJNG	$87,284	$122,005	$ 97,785	$ 95,919	$86,410	$314,817
Total	$320,544	$397,551	$319,869	$183,149	$100,586	$354,097

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2010	2009	2010	2009
NJRES	$22.6	$30.1	$82.4	$ 87.9
NJNG	25.3	20.1	73.6	62.9
Total	$47.9	$50.2	$156.0	$150.8

NJNG’s capital expenditures are estimated at $106.6 million for fiscal 2010, of which approximately $58 million has been committed, and $79 million for fiscal 2011, and consist primarily of its construction program to support customer growth, maintenance of its distribution systems and replacement needed under pipeline safety regulations. Fiscal 2010 and 2011 include an estimated $44.2 and $20.6 million, respectively, related to AIP construction costs.

In addition, during fiscal 2010, NJRHS and NJRCEV have entered into agreements to install solar equipment on residential and commercial rooftops, which are expected to be completed by mid fiscal 2011 at an estimated cost of $26 million.

The Company’s future minimum lease payments under various operating leases are less than $2.7 million annually for the next five years and $1.4 million in the aggregate for all years thereafter through 2026.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

As of June 30, 2010, there were NJR guarantees covering approximately $290 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over five-year terms, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of June 30, 2010, the present value of the liability recognized in the Unaudited Condensed Consolidated Balance Sheets is $582,000. In the event performance under the guarantee is required, the Company’s maximum future payment would be $911,000.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to the Remediation Adjustment (RA) approved by the BPU. On January 27, 2009, NJNG filed an application regarding its SBC including MGP remediation expenditures incurred through September 30, 2008, resulting in an expected annual recovery of approximately $20 million. The BPU approved the recovery of the remediation expenditures through September 30, 2008 on April 28, 2010. On June 25, 2010, NJNG filed an application regarding its SBC to maintain the current MGP factor and to recover the MGP remediation expenditures incurred through September 30, 2009. As of June 30, 2010, $75.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

In September 2009, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $146.7 million to $244.3 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, actual costs can differ from these estimates. Where it is probable that costs will be incurred, but the information is sufficient only to establish a range of possible liability, and no point within the range is more likely than any other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $146.7 million on the Unaudited Condensed Consolidated Balance Sheet. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

As stated on Note 2. Summary of Significant Accounting Policies, effective October 1, 2009, NJR established Midstream Assets as a new reportable segment to reflect the way it currently views and manages its investments in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are now reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated below to be consistent with current year presentation.

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company chooses to manage the businesses through the following reportable segments and other operations:  the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; as noted above, the Midstream Asset segment consists of NJR’s investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and other corporate activities.

Information related to the Company’s various business segments and other operations is detailed below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Operating revenues
Natural Gas Distribution
External customers	$105,130	$148,826	$ 794,311	$ 958,995
Intercompany	—	—	8,047	—
Energy Services
External customers	364,776	283,439	1,193,912	1,217,182
Intercompany	24	—	13,254	2,114
Segment subtotal	469,930	432,265	2,009,524	2,178,291
Retail and Other	10,058	8,832	19,803	3,828
Eliminations	(94)	(45)	(21,541)	(2,247)
Total	$479,894	$441,052	$2,007,786	$2,179,872
Depreciation and amortization
Natural Gas Distribution	$7,939	$7,668	$23,321	$22,120
Energy Services	37	51	136	153
Midstream Assets	1	—	4	—
Segment subtotal	7,977	7,719	23,461	22,273
Retail and Other	159	161	475	476
Total	$8,136	$7,880	$23,936	$22,749
Interest income (1)
Natural Gas Distribution	$608	$772	$1,508	$1,934
Energy Services	7	172	11	509
Midstream Assets	227	267	658	267
Segment subtotal	842	1,211	2,177	2,710
Retail and Other	(4)	22	3	41
Eliminations	(216)	(168)	(642)	(487)
Total	$622	$1,065	$1,538	$2,264
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,139	$4,028	$12,545	$14,692
Energy Services	425	73	917	244
Midstream Assets	380	882	2,037	946
Segment subtotal	4,944	4,983	15,499	15,882
Retail and Other	294	104	447	290
Eliminations	—	100	—	(219)
Total	$5,238	$5,187	$15,946	$15,953
(1)      Included in Other income in the Unaudited Condensed Consolidated Statement of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Income tax provision (benefit)
Natural Gas Distribution	$ 2,081	$ 2,369	$41,326	$40,472
Energy Services	(13,316)	(14,764)	25,506	(11,004)
Midstream Assets	(625)	(372)	(1,159)	(409)
Segment subtotal	(11,860)	(12,767)	65,673	29,059
Retail and Other	269	803	(1,751)	(7,536)
Eliminations	223	(182)	897	(227)
Total	$(11,368)	$(12,146)	$64,819	$21,296
Equity in earnings of affiliates, net of taxes
Midstream Assets (net of taxes of $1 million, $928,000 $4.2 million and $1.8 million, respectively)	$1,494	$1,367	$6,029	$2,720
Segment subtotal	1,494	1,367	6,029	2,720
Eliminations	(326)	110	(1,391)	58
Total	$1,168	$1,477	$4,638	2,778
Net financial earnings (loss)
Natural Gas Distribution	$ 6,109	$4,134	$70,087	$ 68,796
Energy Services	3,336	(4,484)	29,347	35,977
Midstream Assets	1,828	940	5,218	2,119
Segment subtotal	11,273	590	104,652	106,892
Retail and Other	314	656	(1,641)	(740)
Total	$11,587	$1,246	$103,011	$106,152
Capital expenditures
Natural Gas Distribution	$23,778	$35,514	$55,948	$55,183
Segment subtotal	23,778	35,514	55,948	55,183
Retail and Other	367	211	460	356
Total	$24,145	$35,725	$56,408	$55,539
Investments in equity method investees
Midstream Assets	$—	$20,343	$4,300	$41,343
Total	$—	$20,343	$4,300	$41,343

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company’s segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income, for the three and nine months ended June 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009
Consolidated net financial earnings	$11,587	$1,246	$103,011	$106,152
Less:
Unrealized loss from derivative instruments and related transactions, net of taxes(1)	15,886	6,981	3,936	39,557
Effects of economic hedging related to natural gas inventory, net of taxes	5,878	8,420	(16,867)	20,490
Consolidated net (loss) income	$(10,177)	$(14,155)	$115,942	$ 46,105
(1)
Excludes unrealized loss of $16,000 and $144,000 related to an intercompany transaction between NJNG and NJRES that has been eliminated in consolidation for the three and nine months ended June 30, 2010.

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

The Company’s assets for the various business segments and business operations are detailed below:

	June 30,	September 30,
(Thousands)	2010	2009
Assets at end of period:
Natural Gas Distribution	$1,812,976	$1,797,165
Energy Services	422,286	327,532
Midstream Assets	163,137	153,609
Segment Subtotal	2,398,399	2,278,306
Retail and Other	76,067	69,411
Intercompany assets (1)	(28,992)	(26,687)
Total	$2,445,474	$2,321,030
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NJRES’ assets increased 28.9 percent from September 30, 2009 to June 30, 2010, due primarily to an increase in accounts receivable and gas in storage as a result of higher natural gas prices, partially offset by a decrease in the fair value of derivative assets.

15.	RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated FERC regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to December 2010. As of June 30, 2010, NJRES had no outstanding amounts payable to Steckman Ridge. Demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2010, was $3.6 million.

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

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG’s BGSS mechanism. Demand fees incurred during the nine months ended June 30, 2010, were $2.3 million. As of June 30, 2010, NJNG had fees payable to Steckman Ridge in the amount of $775,000.

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

The retail and other business operations (Retail and Other) includes:  NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures, NJR Clean Energy Ventures (NJRCEV), a company that invests in clean energy projects, NJR Home Services (NJRHS), which provides service, sales and installation of appliances; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2010		September 30, 2009
Assets:
Natural Gas Distribution	$1,812,976	74%	$1,797,165	77%
Energy Services	422,286	17	327,532	14
Midstream Assets	163,137	7	153,609	7
Retail and Other	76,067	3	69,411	3
Intercompany assets (1)	(28,992)	(1)	(26,687)	(1)
Total	$2,445,474	100%	$2,321,030	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2010		2009		2010		2009
Net income (loss)
Natural Gas Distribution	$6,109	(60)%	$4,134	(30)%	$ 70,087	60%	$68,796	149%
Energy Services	(18,823)	185	(20,170)	142	44,262	38	(13,828)	(30)
Midstream Assets	1,828	(18)	940	(6)	5,218	5	2,119	5
Retail and Other	725	(7)	941	(6)	(3,481)	(3)	(10,982)	(24)
Intercompany net income (1)	(16)	—	—	—	(144)	—	—	—
Total	$(10,177)	100%	$(14,155)	100%	$115,942	100%	$46,105	100%
(1) Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in net income are unrealized (losses) in the Energy Services segment of $(16.3) million and $(7.9) million, after taxes, for the three months ended June 30, 2010 and 2009, respectively and $(2) million and $(29.3) million, after taxes, for the nine months ended June 30, 2010 and 2009, respectively. Also included in net income are realized (losses) gains of $(5.9) million and $(7.7) million, after taxes, for the three months ended June 30, 2010 and 2009, respectively, and $16.9 million and $(20.4) million, after taxes, for the nine months ended June 30, 2010 and 2009, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is recognized in inventory.

NJR Energy, which is included in Retail and Other, records unrealized losses and gains with respect to the change in fair value of the financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact. As a result, the net income includes unrealized gain (losses) of $411,000 and $285,000, after taxes, for the three months ended June 30, 2010 and 2009, respectively, and $(1.8) million and $(10.2) million, after taxes, for the nine months ended June 30, 2010 and 2009, respectively.

NJRES and NJR Energy account for their financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value. In addition, all physical commodity contracts at NJRES are accounted for at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in fair value included as a component of operating revenue and gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Operations. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

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

Natural Gas Distribution Segment

Our distribution segment has approximately 490,800 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with the Company’s manufactured gas plant (MGP) sites.

NJNG’s operations are managed with the goal of providing safe and reliable service, growing profitably and promoting clean energy programs through several key initiatives including:

•	Earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs;

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

•	Managing the new customer growth rate which is expected to be approximately 1.2 percent annually over the next two years;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs;

•	Maintaining the integrity of its infrastructure;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Coordinating with the BPU on NJNG’s clean energy goals; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ Basic Gas Supply Service (BGSS) rates as stable as possible.

Rate of Return

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

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June of each year, coincident with NJNG’s annual BGSS filing. As of the most recent filing in June 2010, if approved, NJNG’s recovery for accrued and estimated CIP amounts through September 30, 2010, will be $12.1 million annually, effective October 1, 2010, which is an increase of the previously approved amount of $5.2 million. See Note 3 Regulation in Item 1. Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed discussion of BPU filings and recovery related to CIP and Results of Operations of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of June 30, 2010, NJNG has $13.3 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

Customer growth

In conducting NJNG’s business, management focuses on factors it believes may have significant influence on its future financial results. NJNG’s policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG’s customer growth in its service territory, which can be influenced by political and regulatory policies, the delivered cost of natural gas compared with competing fuels, interest rates and general economic conditions.

NJNG added approximately 5,800 new customers during fiscal 2009, or an increase of 1.2 percent, which will contribute an additional $3.4 million in utility gross margin. As of June 30, 2010, NJNG has added approximately 3,900 customers, or an increase of 0.8 percent, which will increase utility gross margin by approximately $2 million. Generally NJNG’s customer growth increases toward the beginning of the winter heating season, therefore NJNG is expecting an additional 2,100 customers during the remainder of fiscal 2010 for a total projected annual growth rate of 1.2 percent.

NJNG anticipates an increase in new customers as a result of improvements in new construction markets and an increase in the conversions from alternative energy sources and, therefore, currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2010 and 2011. The Company believes that this solid growth would increase utility gross margin under its base rates by approximately $3.4 million annually, as calculated under NJNG’s CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG’s ability to collect accounts receivable which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by NYMEX settlement prices, which have ranged from $3.73 per MMBtu to $5.81 per MMBtu and from $3.32 per MMBtu to $7.47 per MMBtu for the nine months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $5.03 per MMBtu, 11 percent higher than the average settlement price of $4.52 per MMBtu for the nine month period ended June 30, 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company’s projected winter gas purchase volumes hedged by the beginning of the winter heating season and at least 25 percent of the gas purchase requirements for the following April through March period. This is accomplished with financial derivatives, including those that are used in the incentive programs described below, and fixed price gas supply.

NJNG’s cost of gas is passed through to our customers, without markup, by applying NJNG’s authorized Basic Gas Supply Service (BGSS) Tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs, therefore, changes in such costs do not impact NJNG’s earnings. NJNG’s cost of gas includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of incentive programs, and hedging transactions. NJNG monitors its actual gas costs in comparison to its tariff rates in order to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. See Note 3 Regulation in Item 1. Notes to Unaudited Condensed Consolidated Financial Statements for more information on regulatory rate treatment.

During the nine months ended June 30, 2010 and 2009, NJNG issued refunds and/or bill credits of $110.4 million and $49.1 million, respectively, to customers and implemented BGSS rate reductions. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incentive programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. The current programs expire on October 31, 2011, unless an extension is approved by the BPU, and success of the programs is subject to market conditions.

As a result of NJNG’s request to expand the programs so that it could have additional marketplace opportunities to further reduce costs and hedge natural gas costs, the BPU approved a moderate expansion of certain cost and volume limitations related to the storage incentive and FRM programs. Utility gross margin from incentive programs during the nine months ended June 30, 2010 and 2009 was $7.4 million and $9.8 million, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental Remediation

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs (recovered through BGSS). Actual remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. NJNG reviews these costs annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As a result of the latest evaluation of these costs, NJNG’s obligation increased $26 million or 21.5 percent during fiscal 2009. The increase was due primarily to the continued assessment of the remediation and related costs expected at the Toms River and Berkeley Township sites. If there are changes in the regulatory position on the recovery of these costs as determined by the New Jersey Board of Public Utilities (BPU), such costs would be charged to income in the period of such determination. As of June 30, 2010, NJNG has recognized an obligation and regulatory asset of $146.7 million. In accordance with the most recent Decision and Order issued by the BPU on April 28, 2010, NJNG is authorized to recover remediation costs of approximately $20 million annually based on costs incurred through September 30, 2008.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Infrastructure Projects

NJNG has significant capital expenditures associated with the management of its natural gas distribution system and associated pipeline integrity.

In fiscal year 2009 NJNG increased its planned infrastructure capital expenditures in order to enhance the reliability of its gas distribution system and to support economic development and job growth in New Jersey. As a result, it implemented its Accelerated Infrastructure Investment Program (AIP), as approved by the BPU, and commenced construction on 14 infrastructure projects. NJNG defers the costs associated with the AIP projects and will recover them through its base rates for gas service.

As of June 30, 2010, NJNG had committed capital expenditures for fiscal year 2010 of $58 million, of which $17.9 million is related to AIP. NJNG expects additional capital expenditures of approximately $48 million during the remainder of fiscal 2010, including an estimated $26 million associated with AIP. During June 2010, NJNG filed for approval of its AIP expenditures through August 31, 2010 and requested a $5.24 million increase to base rate revenue to be effective October 1, 2010. See Note 3 Regulation in Item 1. Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on regulatory actions and recovery of capital expenditures related to AIP.

Energy efficiency

In January 2009, NJNG filed a petition with the BPU requesting approval to develop and implement economic stimulus programs in order to promote energy efficiency (EE) and conservation while stimulating the state’s economy, including the establishment of a cost recovery mechanism. The petition also included a request for deferred accounting treatment, related to the costs incurred for the EE programs. The BPU subsequently approved expenditures of up to approximately $21.1 million to support three EE Programs. As of June 30, 2010, NJNG has spent a total of $7.4 million related to this program.

In March 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU. The RGGI Program includes a series of energy-efficiency and solar energy programs for residential and commercial customers through which enhanced rebates and incentives are provided to eligible customers and represents an extension of the current EE Program. The RGGI Programs are designed to run for three years and if fully subscribed as proposed, the investment would be approximately $102 million to be recovered over 15 years through NJNG’s current Energy-Efficiency Rider.

In June 2010, NJNG filed its annual EE Program filing in compliance with the July 2009 order. The EE filing includes a request to maintain the current EE Rider rate in anticipation of the implementation of the RGGI Program.

See Note 3 Regulation in Item 1. Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on regulatory actions and recovery related to NJNG’s EE programs.

Other

As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal year 2014 a currently existing tax deduction available to NJR will be eliminated to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, NJR recorded a one-time, non-cash, after-tax adjustment of approximately $2.6 million, of which, approximately $1.9 million, relates to NJNG. Since NJR believes the $1.9 million should be recoverable through the regulatory process, NJNG has recognized a corresponding regulatory asset. In addition, the regulatory asset was grossed up to include approximately $1.4 million associated with the recovery of NJNG’s income taxes. The remaining adjustment of $620,000 was recorded to NJR’s non-regulated subsidiaries.

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG’s results. Higher short term interest rates increase the cost of financing working capital while lower short term interest rates can reduce the cost.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Services Segment

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the areas in which we have expertise and include states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions, the West Coast and Canada. NJRES’ optimization activities are impacted by changes in pricing between geographic locations and/or time periods. Margins are affected by volatility in natural gas markets and as a result NJRES financial performance can significantly differ during periods of low or high volatility.

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

NJRES views “financial margin” as an operating metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions or as a result of conditions in the markets and therefore is more representative of the overall expected economic result.

NJRES focuses on creating value from underutilized natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent, Appalachian, and West Coast regions of the United States and Canada. These assets become more valuable when prices change between these areas and across time periods. NJRES is able to capture financial margin by locking in the differential between purchasing natural gas at a low future price and, in a related transaction, selling that natural gas at a higher future price, all within the constraints of its risk management policies. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation and opportunities to which it has access. When market conditions allow, this enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES focuses on earning a margin on a single original transaction and then utilizing that transaction and the changes in prices across the regions or across time periods, as the basis to further improve the initial result. This strategy is in large part dependent on volatility in natural gas markets, and in a period of economic downturn and resulting lower industrial gas consumption is more challenging to execute.

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

During fiscal 2010 there has been significant expansion of natural gas resources in the Northeast region as a result of drilling along the Marcellus Shale, which has caused a general decrease in volatility in natural gas pricing in the Northeast. NJRES sees this as an additional opportunity to participate in this growth and is positioning itself to provide its asset management services to exploration and production companies working on the development of these natural gas resources.

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

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. As of June 30, 2010, NJR had invested $126.8 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs of $7.2 million. Total project costs related to the development of the storage facility are currently estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility, for example to expand capacity, NJR would have an additional funding obligation of up to $5.7 million. As of June 30, 2010, NJR has received cash distributions of $8 million from Steckman Ridge.

As of June 30, 2010, NJR investments in Steckman Ridge and Iroquois, including capitalized costs, were $134.5 million and $24.6 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy, NJRHS provides service, sales and installation of appliances to approximately 148,000 customers and has been focused on growing its installation business and expanding its service contract customer base. During fiscal 2010, NJRHS entered into the residential solar energy market. CR&R seeks additional opportunities to enhance the value of its undeveloped land and investments. NJR Energy invests in other energy-related ventures through its operating subsidiaries. NJRCEV, which was formed during fiscal 2009 for the purpose of investing in clean energy projects, is a component of Retail and Other operations. Retail and Other operations also include organizational expenses incurred at NJR.

In conjunction with NJR’s commitment to promoting clean energy, the Company has been actively pursuing opportunities in the renewable energy markets. NJR is currently focused on exploring solar projects through NJRHS and NJRCEV. As a result, during the second quarter of fiscal 2010 NJRHS initiated a residential solar program to invest up to $4 million on solar panel installations, which will be leased by the homeowners for a twenty year period. The investments will qualify for a 30 percent federal investment tax credit (ITC), Solar Renewable Energy Certificates (SRECs) and may be eligible for customer rebates under the New Jersey Clean Energy Program. In addition, NJRCEV entered into agreements to install rooftop solar systems on commercial buildings, which will also qualify for the ITC and be eligible for SRECs. NJR expects total project costs of approximately $22 million related to the purchase and installation of the equipment and anticipates completion of the projects by mid fiscal 2011. Since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, can have a negative impact on earnings.

Critical Accounting Policies

A summary of NJR’s critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2009. NJR’s critical accounting policies have not changed from those reported in the 2009 Annual Report on Form 10-K, with the exception of the following :

The Company utilizes federal ITCs as allowed based on the cost and life of certain assets purchased. To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. For its unregulated subsidiaries, NJR recognizes ITCs as a reduction to income tax expense when the property is placed in service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net income for the three months ended June 30, 2010, increased by 28.1 percent to $(10.2) million, compared with $(14.2) million for the same period last fiscal year. Basic and diluted earnings per share (EPS) increased 26.5 percent to $(0.25) compared with $(0.34) for the same period last fiscal year.

Net income for the nine months ended June 30, 2010, increased by 151.5 percent to $115.9 million, compared with $46.1 million for the same period last fiscal year. Basic EPS increased 156.9 percent to $2.80 compared with $1.09 for the same period last fiscal year, and diluted EPS increased 157.4 percent to $2.78 compared with $1.08 for the same period last fiscal year. The increase in net income during both the three and nine months ended June 30, 2010, was due primarily to the favorable impact of the value of derivative contracts at NJRES.

The Company’s operating revenues and gas purchases are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2010	2009	% Change	2010	2009	% Change
Operating revenues	$479,894	$441,052	8.8%	$2,007,786	$2,179,872	(7.9)%
Gas purchases	$440,791	$400,487	10.1%	$1,593,561	$1,859,495	(14.3)%

Operating revenues increased $38.8 million and gas purchases increased $40.3 million in the three months ended June 30, 2010, compared with the same period of the prior fiscal year due primarily to:

•
an increase in operating revenues of $81.4 million and gas purchases of $79.8 million at NJRES stemming from increased sales volumes of 12.7 Bcf along with higher average sales and gas purchase prices, which correlate to the higher price levels on the NYMEX that averaged $4.27 during the three months ended June 30, 2010, compared with $3.64 during the three months ended June 30, 2009; and

•
an increase in operating revenues of $1.3 million at Retail and Other due primarily to higher unrealized gains at NJR Energy, as a result of the settlement of certain natural gas swap contracts, which reduced NJR Energy’s exposure to shifts in market pricing during the three months ended June 30, 2010. NJR Energy had open swap contracts representing 0.8 Bcf’s and 3.2 Bcf’s as of June 30, 2010 and 2009, respectively; partially offset by

•
a decrease in operating revenues of $43.7 million and gas purchases of $38.8 million at NJNG primarily as a result of additional bill credits and refunds given in the third quarter of fiscal 2010 that did not occur in the same period in the prior year along with a decrease in Firm sales due to a decrease in the average periodic BGSS rate for residential and small commercial customers.

Operating revenues decreased $172.1 million and gas purchases decreased $265.9 million in the nine months ended June 30, 2010, compared with the same period of the prior fiscal year due primarily to:

•	a decrease in operating revenues of $156.6 million and gas purchases of $139.2 million at NJNG as a result of a decrease in Firm sales and additional bill credits and refunds as noted above;

•
a decrease in operating revenues of $12.1 million and gas purchases of $104.9 million at NJRES stemming from lower average sales and gas purchase prices, which correlate to the lower price levels on the NYMEX that averaged $4.35 during the nine months ended June 30, 2010 compared with $5.44 during the nine months ended June 30, 2009. In addition, operating revenue decreased due to higher unrealized losses in the value of derivatives, which were partially offset by an increase in sales volumes of 28 Bcf. The decrease in gas purchases was also due to a favorable change of $128.2 million in the value of derivatives; partially offset by

•
an increase in operating revenues of $16 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 490,800 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

The Electric Discount and Energy Competition Act (EDECA) provides the framework for New Jersey’s retail energy markets, which are open to competition from other electric and natural gas suppliers. Currently, NJNG’s residential and commercial markets are open to competition and its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities, however, all customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

NJNG’s unaudited financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Utility gross margin
Operating revenues	$105,130	$148,826	$802,358	$958,995
Less:
Gas purchases	48,401	87,169	492,489	631,712
Energy and other taxes	4,738	9,830	43,955	61,208
Regulatory rider expense	6,183	6,280	41,103	40,585
Total utility gross margin	45,808	45,547	224,811	225,490
Operation and maintenance expense	25,856	27,351	77,551	79,137
Depreciation and amortization	7,939	7,668	23,321	22,120
Other taxes not reflected in utility gross margin	899	819	3,141	2,807
Operating income	11,114	9,709	120,798	121,426
Other income	1,215	822	3,160	2,534
Interest charges, net	4,139	4,028	12,545	14,692
Income tax provision	2,081	2,369	41,326	40,472
Net income	$ 6,109	$ 4,134	$ 70,087	$ 68,796

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

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG’s BGSS tariff approved by the BPU. The BGSS tariff rate includes projected natural gas costs, which include fees paid to pipelines and storage facilities, and the impact of hedging activities and incentive programs. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff rate in subsequent years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TEFA, which is included in energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG’s operating revenues decreased by $43.7 million, or 29.4 percent, and gas purchases decreased by $38.8 million, or 44.5 percent, for the three months ended June 30, 2010, respectively, compared with the same period in the prior fiscal year as a result of:

•
a decrease in operating revenues and gas purchases in the amount of $37.7 million and $35.2 million, respectively, related to a combination of BGSS bill credits and refunds in the third quarter of fiscal 2010, including sales tax in the amount of $2.5 million that did not occur the third quarter of fiscal 2009;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $22.2 million and $15.2 million, respectively, due to lower therm usage due primarily to customer conservation and weather being 28.8 percent warmer than the same period of the prior fiscal year, partially offset by an increase in operating revenue of $4.8 million, as a result of higher accruals relating to the CIP during the three months ended June 30, 2010; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $13.8 million, inclusive of sales tax, and $13 million, respectively, as a result of a decrease in the average periodic BGSS rate for residential customers of $0.566 per therm and a decrease of $0.601 per therm for small commercial customers, offset by an increase of $0.068 per therm for large commercial customers and an increase in riders of $0.007 per therm; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $24.4 million and $24.3 million, respectively, as a result of 113 percent higher volumes due primarily to greater opportunities in the wholesale energy market;

NJNG’s operating revenues decreased by $156.6 million, or 16.3 percent, and gas purchases decreased by $139.2 million, or 22 percent, for the nine months ended June 30, 2010, respectively, compared with same period in the prior fiscal year as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $118.5 million, inclusive of sales tax, and $116.7 million, respectively, as a result of a decrease in the average periodic BGSS rate as noted above;

•
a decrease in operating revenues and gas purchases in the amount of $61.3 million and $57.3 million, respectively, due to a combination of refunds and bill credits in fiscal 2010 of $110.4 million compared with bill credits in fiscal 2009 of $49.1 million, inclusive of sales tax refunds of $7.2 million and $3.2 million, respectively. NJNG extends refunds and credits to customers to manage reductions in the cost to acquire wholesale natural gas, as compared with the established rate included in its BGSS tariff ;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $59 million and $41.8 million, respectively, due to lower therm usage due primarily to customer conservation and weather being 8.7 percent warmer than the same period of the prior fiscal year, partially offset by an increase in operating revenue of $6.8 million, as a result of higher accruals relating to the CIP during the nine months ended June 30, 2010; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $73.8 million and $73.3 million, respectively, as a result of 60 percent higher volumes due primarily to greater opportunities in the wholesale energy market; and

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Operations, totaled $4.7 million and $9.8 million for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, sales tax and TEFA totaled $44 million and $61.2 million, respectively. The decrease for both periods was due primarily to a decrease in operating revenue from firm sales of $75.9 million and $257.9 million for the three and nine months ended June 30, 2010, respectively.

Regulatory rider expenses are calculated on a per-therm basis and totaled $6.2 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively and $41.1 million and $40.6 million for the nine months ended June 30, 2010 and 2009, respectively. The increase is due primarily to an additional EE rider of 0.0119 per therm that went into effect August 2009 offset by a decrease in the USF rider of 0.0078 per therm that went into effect as of October 12, 2009.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s utility gross margin is comprised of the following components:

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Residential sales	$28,556	4.6	$28,488	5.8	$150,384	37.5	$150,235	40.5
Commercial, industrial & other sales	8,530	0.9	9,051	1.2	38,202	7.6	40,398	9.1
Transportation	6,613	1.3	5,987	1.5	28,573	9.0	24,838	8.4
Total utility firm gross margin/throughput	43,699	6.8	43,526	8.5	217,159	54.1	215,471	58.0
Incentive programs	2,006	16.1	1,940	13.6	7,387	60.2	9,783	45.9
Interruptible	103	2.0	81	1.0	265	3.8	236	2.6
Total utility gross margin/throughput	$45,808	24.9	$45,547	23.1	$224,811	118.1	$225,490	106.5

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales remained flat for the three and nine months ended June 30, 2010, as compared with the same period in the last fiscal year.

Utility firm gross margin from commercial and industrial service sales decreased $521,000 to $8.5 million for the three months ended June 30, 2010, from $9.1 million for the three months ended June 30, 2009, and decreased $2.2 million for the nine months ended June 30, 2010, to $38.2 million from $40.4 million for the nine months ended June 30, 2009, resulting from a reduction in volumes of in natural gas delivered due primarily to a decrease of 1,900 commercial customers. The majority of these customers transferred to the transportation class of customers.

Utility firm gross margin from transportation service increased $626,000 to $6.6 million for the three months ended June 30, 2010, from $6 million for the three months ended June 30, 2009, and increased $3.7 million to $28.6 million for the nine months ended June 30, 2010, from $24.8 million for the nine months ended June 30, 2009. The improvement in margins during both periods in fiscal 2010 was due primarily to an increase in transportation customers largely as a result of marketing activity by third party natural gas providers in NJNG’s distribution territory, in addition to customers that transferred from commercial sales, as noted above. NJNG had 16,472 and 13,213 residential customers and 7,580 and 5,679 commercial customers using its transportation service at June 30, 2010 and 2009, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Weather (1)	$4,565	$1,853	$ 9,032	$ (177)
Usage	1,724	(189)	4,694	2,234
Total	$6,289	$1,664	$13,726	$2,057
(1)
As compared to the 20-year average, weather was 39.8 percent warmer during the three months ended June 30, 2010, compared with 15.6 percent warmer during the three months ended June 30, 2009, and weather was 7.8 percent warmer during the nine months ended June 30, 2010, compared with 1 percent colder during the nine months ended June 30, 2009.

NJNG added 3,938 and 4,193 new customers during the nine months ended June 30, 2010 and 2009, respectively. In addition, NJNG converted 441 and 460 existing customers to natural gas heat and other services during the same periods for fiscal 2010 and 2009, respectively. The decline in customer growth is driven by weak economic conditions. This customer growth represents an estimated annual increase of approximately 0.48 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $2 million annually to utility gross margin.

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

The Storage Incentive program measures the difference between the actual cost of natural gas injected into storage and a benchmark established with the purchase of a portfolio of futures contracts applicable to the April-through-October natural gas injection season. Gains and losses are shared on an 80 percent and 20 percent basis between customers and NJNG, respectively.

On October 3, 2008, the BPU approved the Rate Order, which extended the incentive programs through October 31, 2011, and provided changes to certain volume and cost limitations surrounding these incentive programs.

Utility gross margin generated by NJNG’ incentive programs remained relatively flat for the three months ended June 30, 2010, when compared to the three months ended June 30, 2009. The decrease in utility gross margin for the nine months ended June 30, 2010 to $7.4 million from $9.8 million during the nine months ended June 30, 2009, and included a decrease of $1.8 million in the FRM program due primarily to lack of market opportunities, a decrease of $818,000 related to the storage incentive program due to timing of physical injections and associated hedging gains and a decrease of $274,000 related to capacity release that was utilized for off-system sales, which increased by $478,000 with 60 percent higher volumes.

Interruptible Revenues

As of June 30, 2010, NJNG serves 45 customers through interruptible transportation and sales services. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Although therms transported and sold to interruptible customers represented 2 Bcf, or 8 percent, and 3.8 Bcf, or 3.2 percent, of total throughput for the three and nine months ended June 30, 2010, respectively, and 1 Bcf, or 4.3 percent and 2.6 Bcf, or 2.4 percent of the total throughput during the same periods in the prior fiscal year, respectively, they accounted for less than 1 percent of the total utility gross margin in each fiscal year.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operation and Maintenance Expense

Operation and maintenance expense decreased $1.5 million during the three months ended June 30, 2010, as compared with the same period in the last fiscal year, due primarily to the following:

•	a decrease of $915,000 due primarily to a reduction in costs associated with system maintenance and pipeline integrity;

•	a decreased compensation costs of $652,000 due primarily to lower incentive accruals;

•	a decrease in bad debt expense of $648,000 due primarily to lower reserve requirements during fiscal 2010 as a result of BGSS customer credits;

•	a decrease in consulting fees of $280,000; partially offset by

•
an increase in fringe benefits of $1.3 million related to pension and health benefit costs due to the impact of a decline in the returns on plan assets and the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims.

Operation and maintenance expense decreased $1.6 million, during the nine months ended June 30, 2010, as compared with the same period in the last fiscal year, due primarily to the following:

•	a decrease in bad debt expense of $2.9 million as discussed above;

•	an decrease in system maintenance and pipeline integrity costs of $1.3 million as discussed above;

•	a decrease in compensation costs of $425,000 as discussed above; partially offset by

•	an increase in fringe benefits of $2.4 million, as discussed above;

•	an increase in allocated shared services costs of $621,000 due primarily to increased pension, OPEB and medical costs; and

•	an increase in charitable contributions of $499,000.

Operating Income

Operating income increased $1.4 million, or 14.5 percent, for the three months ended June 30, 2010, as compared with the same period in the last fiscal year, due primarily to:

•	a decrease in operation and maintenance expense of $1.5 million, as discussed above;

•	an increase in total utility gross margin of $261,000, as discussed above; offset by

•	an increase in depreciation expense of $271,000, as a result of additional utility plant being placed into service.

Operating income decreased $628,000, or 0.5 percent, for the nine months ended June 30, 2010, as compared with the same period in the last fiscal year, due primarily to:

•	a decrease in total utility gross margin of $679,000, as discussed above;

•	an increase in depreciation expense of $1.2 million, as a result of additional utility plant being placed into service; offset by

•	a decrease in operation and maintenance expense of $1.6 million, as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense remained relatively flat, during the three months ended June 30, 2010, compared to the same period in the prior fiscal year, but decreased $2.1 million for the nine months ended June 30, 2010, compared with the same period in the last fiscal year, due primarily to:

•	a decrease of $1.3 million associated with long-term debt due to lower interest rates on variable rate debt bonds and the repayment of a $30 million bond in November 2008; and

•	a decrease of $1 million associated with short-term debt due primarily to lower average interest rates and balances related to NJNG’s commercial paper program.

Net Income

Net income increased $2 million during the three months ended June 30, 2010, compared to the same period in the prior fiscal year, due primarily to an increase in operating income as discussed above and an increase in other income of $393,000 due primarily to an increase in AFUDC equity as a result of lower short-term debt balances in relation to construction work in progress associated with the AIP Program.

Net income increased $1.3 million during the nine months ended June 30, 2010, compared to the same period in the prior fiscal year, due primarily to lower interest expense of $2.1 million, as discussed above and an increase in other income related to AFUDC equity of $626,000, as discussed above, partially offset by a decrease in interest earned on remediation expenditures. These increases to net income were partially offset by a decrease in operating income of approximately $628,000, as discussed above, and higher income tax expense of $854,000, due primarily to the reversal of accrued interest during the nine months ended June 30, 2009, as a result of the settlement of a tax audit.

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

Typically, periods of greater price volatility provide NJRES with additional opportunities to generate margin by managing its financial hedge transactions with the intent of further improving the respective time or locational spreads on a forward basis.

The strategies used in capturing the value associated with these price differences include, but are not limited to the following:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

	*	NJRES can purchase gas to inject into storage and concurrently lock in margin with a contract to sell the natural gas at a higher price at a future date;

	*	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price; and

	*	NJRES can “borrow” gas from a pipeline or storage operator and repay that gas at a later date, and earn a margin by selling the gas at a later date at a higher price and/or by receiving a fee.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

*
NJRES can utilize its pipeline capacity by purchasing natural gas at a lower price location and transporting to a higher value location. NJRES can enter into a basis swap contract, a financial commodity derivative based on the price of natural gas at two different locations, when it will lead to positive cash flows and margin for NJRES.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Because NJRES has physical storage and transportation capacity contracts it is able to take advantage of the continuous daily changes in supply and demand in the market areas in which it operates. By utilizing those contracts to assist natural gas marketers, local distribution companies, industrial companies, electric generators and retail aggregators in managing their gas supply needs, NJRES has opportunities to deliver the gas from storage, purchase flowing gas, or move the gas along a more economically advantageous transportation route than originally planned thereby improving the initial margin. The combination of strategically positioned natural gas storage and transportation assets and physical purchase and sales contracts provides NJRES with a significant amount of arbitrage opportunities that are typically more prevalent during periods of high daily price volatility.

Predominantly all of NJRES’ physical purchases and sales of natural gas result in the physical delivery of natural gas. These physical commodity contracts are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of operating revenues and gas purchases, respectively, in the Unaudited Condensed Consolidated Statements of Operations.

The changes in fair value of NJRES’ financial derivative instruments, which are financial futures, swaps and option contracts, are also recognized in the Unaudited Condensed Consolidated Statements of Operations, as a component of gas purchases.

NJRES’ financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

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

Operating Results

NJRES’ financial results are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Operating revenues	$364,800	$283,439	$1,207,166	$1,219,296
Gas purchases	393,166	313,395	1,125,160	1,230,061
Gross (loss) margin	(28,366)	(29,956)	82,006	(10,765)
Operation and maintenance expense	3,268	4,703	10,246	12,931
Depreciation and amortization	37	51	136	153
Other taxes	50	323	950	1,248
Operating (loss) income	(31,721)	(35,033)	70,674	(25,097)
Other income	7	172	11	509
Interest expense	425	73	917	244
Income tax (benefit) provision	(13,316)	(14,764)	25,506	(11,004)
Net (loss) income	$ (18,823)	$ (20,170)	$44,262	$ (13,828)

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2010, NJRES’ portfolio of financial derivative instruments was comprised of:

•	35.0 Bcf of net short futures contracts and fixed swap positions; and

•	31.4 Bcf of net long basis swap positions.

As of June 30, 2009, NJRES’ portfolio of financial derivative instruments was comprised of:

•	18.4 Bcf of net short futures contracts and fixed swap positions; and

•	14.8 Bcf of net short basis swap positions.

Gross Margin

Gross margin for the three months ended June 30, 2010 increased by $1.6 million, as compared with the same period in the last fiscal year, due primarily to a decrease in the loss relating to the effects of economic hedging corresponding to natural gas inventory.

NJRES had realized (losses) of $(10.2) million and $(13.1) million during the three months ended June 30, 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized losses pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The losses incurred during the three months ended June 30, 2010, resulted from a higher settlement price as compared with the original hedge price (or trade price), which is consistent with a general increase in the market price of natural gas during the quarter. In addition to the amounts discussed above, NJRES had unrealized (losses) of $(26.1) million and $(11.6) million during the three months ended June 30, 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled and serve to lock in a sale price on physical gas that will be sold in the future. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared with the market price of natural gas at each reporting date. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

In addition to the items discussed above, was an increase in realized margin associated with physical sale of natural gas during the three months ended June 30, 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

During the nine months ended June 30, 2010, gross margin was higher by approximately $92.8 million as compared with the nine months ended June 30, 2009, due primarily to higher realized and unrealized gains during fiscal 2010.

NJRES had realized gains (losses) of $26.6 million and $(32.8) million during the nine months ended June 30 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The gains incurred during the nine months ended June 30, 2010, resulted from a higher settlement price as compared with the original hedge price (or trade price), which is consistent with a general increase in the market price of natural gas during the period.

NJRES also had unrealized (losses) of $(2.8) million and $(47.8) million during the nine months ended June 30 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled and serve to lock in a sale price on physical gas that will be sold in the future. These unrealized amounts represent the change in price of natural gas from the original hedge price as compared with the market price of natural gas at each reporting date. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the higher margin that resulted from the higher net gains discussed above, was a decrease in realized margin associated with physical sale of natural gas during the nine months ended June 30 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP measures

Management of the Company uses non-GAAP measures, noted as “financial margin” and “net financial earnings”, when evaluating the operating results of NJRES. Since NJRES economically hedges its natural gas purchases and sales with derivative instruments, management uses these measures to compare NJRES’ results against established benchmarks and earnings targets as it eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Volatility can occur as a result of timing differences surrounding the recognition of certain gains and losses. These timing differences can impact GAAP earnings in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to sales of physical gas inventory flows; and

•	Settlement of economic hedges that result in realized gains and losses prior to when the related physical gas inventory movements occur.

Net financial earnings and net financial margin are measures of the earnings and margin based on eliminating these timing differences to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage is also included in current period net loss, however financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES’ non-GAAP results can be different than was originally planned at the beginning of the transaction.

The following table is a computation of financial margin of NJRES:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2010	2009	2010	2009
Operating revenues	$364,800	$283,439	$1,207,166	$1,219,296
Less: Gas purchases	393,166	313,395	1,125,160	1,230,061
Add:
Unrealized loss on derivative instruments and related instruments	26,068	11,612	2,833	47,777
Effects of economic hedging related to natural gas inventory	10,245	13,057	(26,641)	32,854
Financial margin (loss)	$ 7,947	$ (5,287)	$ 58,198	$ 69,866

A reconciliation of operating income (loss), the closest GAAP financial measurement, to the financial margin of NJRES is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2010	2009	2010	2009
Operating (loss) income	$(31,721)	$(35,033)	$70,674	$(25,097)
Add:
Operation and maintenance expense	3,268	4,703	10,246	12,931
Depreciation and amortization	37	51	136	153
Other taxes	50	323	950	1,248
Subtotal – Gross (loss) margin	(28,366)	(29,956)	82,006	(10,765)
Add:
Unrealized loss on derivative instruments and related transactions	26,068	11,612	2,833	47,777
Effects of economic hedging related to natural gas inventory	10,245	13,057	(26,641)	32,854
Financial margin (loss)	$ 7,947	$ (5,287)	$58,198	$ 69,866

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A reconciliation of NJRES’ net (loss) income to net financial earnings (loss) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Net (loss) income	$(18,823)	$(20,170)	$44,262	$(13,828)
Add:
Unrealized loss on derivative instruments and related transactions, net of taxes	16,281	7,266	1,952	29,315
Effects of economic hedging related to natural gas, net of taxes	5,878	8,420	(16,867)	20,490
Net financial earnings (loss)	$ 3,336	$ (4,484)	$29,347	$ 35,977

Financial margin for the three and nine months ended June 30, 2010, was $7.9 million and $58.2 million, respectively, and for the three and nine months ended June 30, 2009 was $(5.3) million and $69.9 million, respectively. The increase of $13.2 million for the three months ended June 30, 2010, is due primarily to an increase in sales volume of approximately 12.4 bcf coupled with higher average price spreads for the three-month period ended June 30, 2010, as compared with the same period in the prior fiscal year.

During the nine months ended June 30, 2010, financial margin decreased $(11.7) million. NJRES’ financial margin continues to be adversely impacted by the lagging effects of the economic downturn, which has led to a reduction in industrial consumption. In addition, there has been an increase in the supply of natural gas resources in NJRES’ market area as a result of the exploration and production of shale gas in the Northeastern regions, which has lead to a compression in pricing. As a result, NJRES’ financial margin was impacted by the following:

•
a decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in fiscal 2010 as compared with the prior year; and

•	a decrease overall in basis spreads, which lowered the overall value of the transportation portfolio.

Operation and Maintenance Expense

Operation and maintenance expense decreased $1.4 million, or 30.5 percent, and $2.7 million, or 20.8 percent, during the three and nine months ended June 30, 2010, respectively, as compared with the comparable periods in fiscal 2009, due primarily to a decrease of $1.3 million and 2.6 million, respectively, in incentive compensation that correlates with lower year-to-date net financial earnings.

Future results are subject to NJRES’ ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market, supply and demand for natural gas and continued access to the capital markets.

Midstream Assets Segment

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Equity in earnings of affiliates (1)	$2,538	$2,295	$10,261	$4,539
Operation and maintenance expense	$ 137	$ 107	$ 586	$ 321
Interest expense	$ 380	$ 882	$ 2,037	$ 946
Net income	$1,828	$ 940	$ 5,218	$2,119
(1)
Excludes taxes of $513,000 and $526,000 for Iroquois for the three months ended June 30, 2010 and 2009, respectively, $1.4 million and $1.4 million for Iroquois for the nine months ended June 30, 2010 and 2009, respectively, $531,000 and $402,000 for Steckman Ridge for the three months ended June 30, 2010 and 2009, respectively and $2.8 million and $402,000 for Steckman Ridge for the nine months ended June 30, 2010 and 2009, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The $243,000 increase in equity in earnings during the three months ended June 30, 2010, was due to an increase in contribution from Steckman Ridge of $310,000 to $1.3 million for the three months ended June 30, 2010, from $970,000 for the three months ended June 30, 2009. Equity in earnings in Iroquois was $1.3 million for both the nine months ended June 30, 2010 and 2009.

The $5.7 million increase in equity in earnings during the nine months ended June 30, 2010 compared with the same period in the prior fiscal year, was due to the increase of $5.8 million in the contribution of earnings from Steckman Ridge to $6.8 million for the nine months ended June 30, 2010, from $970,000 for the nine months ended June 30, 2009. Steckman Ridge began generating storage revenues when it became commercially operational during the third quarter of fiscal 2009. Equity in earnings in Iroquois decreased slightly as compared with the same period in the prior fiscal year to $3.5 million for the nine months ended June 30, 2010, from $3.6 million for the nine months ended June 30, 2009.

Operation and maintenance expenses remained relatively flat for the three months ended June 30, 2010 and 2009. Operation and maintenance expenses for the nine months ended June 30, 2010, increased $265,000, as compared with the same period in fiscal 2009 due primarily to an increase in the allocation of shared service costs of $359,000, to Steckman Ridge this fiscal year, offset partially by lower consulting and engineering fees.

Interest expenses for the three months ended June 30, 2010, decreased $502,000, as compared with the same period in fiscal 2009, due primarily to a lower average interest rate. Interest expenses for the nine months ended June 30, 2010, increased $1.1 million, as compared with the same periods in fiscal 2009, due primarily to interest no longer being capitalized on Steckman Ridge since it became operational during the third quarter of fiscal 2009, offset slightly by the decrease in interest rate that occurred in the third quarter of fiscal 2010 as mentioned above.

Net income for the three months ended June 30, 2010, increased $888,000, compared with the same period in fiscal 2009, due primarily to the increase in equity in earnings related to operating results at Steckman Ridge and a decrease in interest expense as noted above. Net income for the three months ended June 30, 2010 was also impacted by a decrease in income taxes due to a true-up of $507,000 of previously accrued income taxes.

Net income for the nine months ended June 30, 2010, increased $3.1 million, compared with the same period in fiscal 2009, due primarily to the increase in equity in earnings related to operating results at Steckman Ridge, partially offset by the increases in the operation and maintenance expense and interest expense, as noted above and an increase in income taxes correlating to the increased earnings.

Retail and Other Operations

The financial results of Retail and Other are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Operating revenues	$10,058	$8,832	$19,803	$ 3,828
Operation and maintenance expense	$ 7,862	$6,324	$22,168	$ 19,972
Net income (loss)	$ 725	$ 941	$ (3,481)	$(10,982)

Operating revenue increased $1.2 million, or 13.9 percent for the three months ended June 30, 2010, to $10.1 million as compared with $8.8 million for the three months ended June 30, 2009. The increase was due primarily to increased revenue from NJRHS of $1 million due primarily to an increase in maintenance contracts and appliance installations and higher unrealized gains at NJR Energy of $695,000, as compared with $484,000 for the three months ended June 30, 2009. Unrealized gains or losses at NJR Energy are the result of the changes in values associated with financial derivative instruments that are designed to economically hedge a long-term fixed-price contract to sell gas to a counterparty and that is due to expire in October 2010.

Operating revenue increased $16 million, or 417.3 percent for the nine months ended June 30, 2010, to $19.8 million as compared with $3.8 million for the nine months ended June 30, 2009. The increase was due primarily to lower unrealized (losses) at NJR Energy of $(3.1) million, during the nine months ended June 30, 2010, as compared with $(17.4) million, for the nine months ended June 30, 2009 and increased revenue from NJRHS of $1.4 million due primarily to increased contract revenue of $941,000.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operation and maintenance expenses for the three and nine months ended June 30, 2010, increased $1.5 million and $2.2 million, respectively, as compared with the same period in fiscal 2009 due primarily to increases in shared service costs, health and pension costs, contractor expenses and advertising in NJRHS.

Net income for the three months ended June 30, 2010, decreased $216,000 while the net loss for the nine months ended June 30, 2010 decreased $7.5 million, compared with the same periods in the prior fiscal year, due primarily to the impact of unrealized gains (losses) at NJR Energy as noted above, higher operations and maintenance expenses and higher income tax expense as a result of the decreased operating loss.

During the third quarter of fiscal 2010, NJRHS began installations associated with its residential solar program. As of June 30, 2010, there was no impact to net income. These projects are expected to begin contributing to the company’s earnings during the fourth quarter of fiscal 2010.

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Retail and Other’s net income (loss) to net financial earnings (loss), a non-GAAP measure, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2010	2009	2010	2009
Net income (loss)	$725	$941	$(3,481)	$(10,982)
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	(411)	(285)	1,840	10,242
Net financial earnings (loss)	$314	$656	$(1,641)	$ (740)

Net financial earnings decreased for the three months ended June 30, 2010 due primarily to an increase in operating and maintenance expenses as noted above. Net financial loss increased during the nine months ended June 30, 2010, as a result of a tax charge in the amount of approximately $591,000 related to a change in the deductibility of federal subsidies associated with Medicare Part D as a result of the Patient Protection and Affordable Care Act enacted in March 2010, in addition to an increase in operating and maintenance expenses as noted above.

Liquidity and Capital Resources

NJR’s objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and provides adequate financial flexibility for accessing capital markets as required.

NJR’s consolidated capital structure was as follows:

	June 30,	September 30,
	2010	2009
Common stock equity	54%	53%
Long-term debt	32	35
Short-term debt	14	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR’s Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of June 30, 2010, the Company repurchased approximately 7.1 million of those shares and had the ability to repurchase approximately 1.7 million additional shares under the approved program.

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

As of June 30, 2010, NJR and NJNG had committed credit facilities of $525 million with approximately $351 million available under these facilities (see Note 8. Debt).

NJR believes that as of June 30, 2010, NJR and NJNG were, and currently are, in compliance with all debt covenants.

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

NJR

In March 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million, five-year, revolving, unsecured credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks’ discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR’s non-regulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the new credit facility. Depending on borrowing levels and credit ratings, NJR’s interest rate can either be, at its discretion, the London inter-bank offered rate (“LIBOR”) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of June 30, 2010, NJR’s effective rate was 0.68 percent on outstanding borrowings of $164.3 million under this credit facility.

As of June 30, 2010, NJR has three letters of credit outstanding, totaling $9.1 million, on behalf of NJRES. Two of those letters of credit, totaling $3.6 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $5.5 million, is used for margin requirements for natural gas transactions and will expire on December 31, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

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

In November 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

On October 1, 2010, NJNG’s Series CC mortgage bonds will mature. NJR does not anticipate replacing the debt upon maturity and expects to fund the $20 million to retire the debt with internally generated funds and/or short-term borrowing.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In October 2007, NJNG entered into an agreement for standby letters of credit that could have been drawn upon through December 15, 2009, for up to $50 million. Upon expiration, the agreement was not renewed.

To support the issuance of commercial paper, NJNG had a $250 million committed credit facility with several banks, with a 5-year term, that expired on December 16, 2009. On December 11, 2009, NJNG entered into a new 3-year, $200 million unsecured committed credit facility expiring December 2012, which replaced the one that expired and permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks’ discretion. Depending on borrowing levels and credit ratings, NJNG’s interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00. NJNG had no borrowings supported by the credit facility as of June 30, 2010.

NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates on the EDA ARS. During the nine months ended June 30, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS.

While the failure of the ARS auctions does not signify or constitute a default by NJNG, the EDA ARS does impact NJNG’s borrowing costs of the variable-rate debt. As of June 30, 2010, the 30-day LIBOR rate was 0.35 percent. As such, NJNG currently has a weighted average interest rate of 0.62 percent as of June 30, 2010, compared with a weighted average interest rate of 0.44 percent as of September 30, 2009.

There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR reviews alternative methods for refinancing the ARS at NJNG on a continuing basis; however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG’s borrowing costs.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES borrowings.

NJRES

NJRES had a 3-year, $30 million committed credit facility with a multinational financial institution that expired in October 2009. Borrowings under this facility were guaranteed by NJR. Upon expiration, the credit facility was not renewed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of June 30, 2010:

(Thousands)	Total	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$ 552,158	$ 36,115	$ 31,542	$ 87,965	$396,536
Capital lease obligations (1)	81,410	10,976	21,957	16,037	32,440
Operating leases (1)	8,421	2,638	3,193	1,210	1,380
Short-term debt	164,300	164,300	—	—	—
New Jersey Clean Energy Program (1)	31,795	12,402	19,393	—	—
Construction obligations	3,073	3,073	—	—	—
Accelerated Infrastructure Program (AIP)	49,355	36,591	12,764	—	—
Remediation expenditures (2)	146,700	9,400	12,000	20,000	105,300
Natural gas supply purchase obligations–NJNG	76,761	76,761	—	—	—
Demand fee commitments–NJNG	727,459	106,992	195,639	144,782	280,046
Natural gas supply purchase obligations–NJRES	679,371	386,906	292,465	—	—
Demand fee commitments–NJRES	192,205	67,948	65,954	26,780	31,523
Total contractual cash obligations	$2,713,008	$914,102	$654,907	$296,774	$847,225
(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)	Expenditures are estimated.

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

As of June 30, 2010, there were NJR guarantees covering approximately $290 million of natural gas purchases and demand fee commitments of NJRES and NJNG, included in natural gas supply purchase obligations above, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

As of June 30, 2010, NJR has invested approximately $126.8 million in Steckman Ridge, excluding capitalized costs of $7.2 million. Should there be additional construction at the facility in the future, NJR would be obligated to fund up to an additional $5.7 million for a total of $132.5 million.

In conjunction with NJR’s goal to promote clean energy, the Company has entered into agreements, through NJRHS and NJRCEV, to install solar equipment on the roofs of residential homes and commercial buildings. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $26 million and to be completed by mid fiscal 2011.

Total capital expenditures at NJNG for fiscal 2010 and 2011 are estimated at $106.6 million and $79 million, respectively, including estimates of $44.2 million and $20.6 million, respectively, related to the AIP construction costs. As of June 30, 2010, since commencement of the AIP, NJNG has spent $21.4 million related to the program and expects to increase base rate revenue by approximately $5.2 million effective October 1, 2010, pending BPU approval, to recover the costs.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $155.9 million for the nine months ended June 30, 2010, compared with cash flow from operations of $350.7 million for the same period in fiscal 2009. NJR employs the indirect method when preparing its Unaudited Condensed Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR’s business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income increased $69.8 million during the nine months ended June 30, 2010, as compared with the same period in the prior fiscal year, due primarily to realized gains, net of tax, of $16.9 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $20.5 million during fiscal 2009, as well as a decrease of $35.6 million in unrealized losses associated with decreases in the values of financial derivative instruments at NJRES and NJREC. Changes in working capital, which were driven primarily by changes in commodity prices, were the major contributors to the decrease in cash generated in operating activities and include the following:

•
higher natural gas inventory cost at NJRES during the nine months ended June 30, 2010, relative to the prior fiscal year  coupled with a decrease in volumes during the nine months ended June 30, 2009. NJRES average cost of gas during the nine months ended June 30, 2010 increased approximately 31 percent from $3.37 per Bcf to $4.41 per Bcf as compared with a 61 percent reduction in average cost of gas during the comparable period in fiscal 2009 from $9.62 per Bcf to $3.75 per Bcf;

•
a decrease in NJNG’s gas costs recovered during the nine months ended June 30, 2010 due primarily to a BPU approved BGSS rate decrease, coupled with refunds and bill credits issued to customers totaling $110.4 million during the nine months ended June 30, 2010 compared with bill credits of $49.1 million during fiscal 2009 and a higher BGSS rate that was in place to allow NJNG to collect gas costs that were underrecovered from the prior fiscal year; offset by

•
a favorable change in margin requirements of $52 million as a result of NYMEX prices which allowed NJRES to withdraw cash as a result of an increase in realized and unrealized gains during the current fiscal year, which was offset by additional margin requirements at NJNG as a result of unfavorable changes in NYMEX prices in relation to the fixed price on hedges related to NJNG’s storage incentive program, which resulted in additional margin deposits.

NJNG’s MGP expenditures are currently expected to total $9.4 million in fiscal 2010 (see Note 13. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $60.7 million for the nine months ended June 30, 2010, compared with $92.7 million in the same period in fiscal 2009. The decrease in cash used was due primarily to lower amounts of cash invested in Steckman Ridge, as it became commercially operational during the third quarter of fiscal 2009 and construction on the facility has subsided. This was offset by lower amounts of cash generated as a result of a final drawdown of $4.2 million from NJNG’s restricted cash construction fund during fiscal 2009 that did not recur in the nine months ended June 30, 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. As of June 30, 2010, NJR has invested $126.8 million in Steckman Ridge. This amount excludes capitalized interest and other direct costs of $7.2 million. Total project costs related to the development of the storage facility were originally estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility, for example to expand capacity, NJR would have an additional funding obligation of up to $5.7 million. As of June 30, 2010, NJR has received cash distributions of $8 million from Steckman Ridge.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG’s capital expenditures are expected to increase in fiscal 2010 when compared with the capital spending in fiscal 2009, due primarily to accelerated spending related to the AIP projects, which is estimated at $44.2 million. As of June 30, 2010, capital expenditures during fiscal 2010 for AIP totaled $17.9 million.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At June 30, 2010, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land. During the second quarter of fiscal 2010, NJR initiated a solar program, whereby NJR’s subsidiary NJRHS will install solar panels on residences. As of June 30, 2010, NJRHS had capital expenditures of $194,000 related to the solar program.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2010.

Financing Activities

Cash flow used in financing activities totaled $39.8 million for the nine months ended June 30, 2010, compared with $223.6 million for the same period in the prior fiscal year due primarily to lower short-term borrowings at NJR and the repayment of long-term debt of $30 million and $25 million, respectively, at NJNG and NJR during fiscal 2009 that did not recur during fiscal 2010, offset by additional share repurchases and dividend payments during fiscal 2010.

NJNG received $4.9 million and $6.3 million in December 2009 and 2008, respectively, related to the natural gas meter sale and leaseback program, which is expected to be continued on an annual basis.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG’s rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although its average weighted interest rate has decreased to a rate of 0.62 percent as of June 30, 2010, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company’s natural gas businesses are conducted through three of its operating subsidiaries. First, NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. Second, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Finally, NJR Energy has entered into two swap transactions related to an 18-year fixed-price contract, expiring in October 2010, to sell remaining volumes of approximately 0.8 Bcf of natural gas (Gas Sales Contract) to an energy marketing company.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2009 to June 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2010
NJNG	$ (8,073)	$(26,540)	$(19,250)	$(15,363)
NJRES	27,926	54,981	54,337	28,570
NJR Energy	3,355	(6,084)	(2,962)	233
Total	$23,208	$ 22,357	$ 32,125	$ 13,440

There were no changes in methods of valuations during the nine months ended June 30, 2010.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2010	2011	2012-2015	After 2015	Total Fair Value
Price based on NYMEX	$ 798	$10,839	$(114)	—	$11,523
Price based on other external data	(2,938)	5,350	(495)	—	1,917
Total	$(2,140)	$16,189	$(609)	—	$13,440

The following is a summary of financial derivatives by type as of June 30, 2010:

		Volume (Bcf)	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	1.5	$4.16 - $6.35	$(4,484)
	Swaps	2.9	$4.36 - $6.27	(10,923)
	Options	1.5	$0.08 - $0.08	44
NJRES	Futures	(19.8)	$4.00 - $10.35	16,007
	Swaps	16.2	$3.25 - $6.69	12,561
	Options	1.2	$0.01 - $0.02	2
NJR Energy	Swaps	0.8	$3.55 - $4.41	233
Total				$13,440

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2009 to June 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2010
NJRES	$16,295	9,943	13,476	$12,762

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2009 to June 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance June 30, 2010
NJRES	$—	(150)	6	$(144)

There were no changes in methods of valuations during the six months ended June 30, 2010.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2010	2011	2012-2015	After 2015	Total Fair Value
Price based on other external data	$(37)	$(36)	$(71)	—	$(144)

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

The VaR at June 30, 2010, using the variance-covariance method with a 95 percent confidence level and a 1-day holding period, was $342,000. The VaR with a 99 percent confidence level and a 10-day holding period was $1.5 million. The calculated VaR represents an estimate of the potential change in the value of the net positions. These estimates may not be indicative of actual results because actual market fluctuations may differ from forecasted fluctuations.

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2010. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG’s retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Unregulated counterparty credit exposure as of June 30, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$130,373	$87,351
Noninvestment grade	9,670	—
Internally rated investment grade	35,662	19,158
Internally rated noninvestment grade	6,989	39
Total	$182,694	$106,548

NJNG’s counterparty credit exposure as of June 30, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$16,707	$13,607
Noninvestment grade	576	—
Internally rated investment grade	790	358
Internally rated noninvestment grade	119	—
Total	$18,192	$13,965

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

Interest Rate Risk–Long-Term Debt

As of June 30, 2010, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling approximately $97 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of June 30, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG’s variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As of June 30, 2010, the 30-day LIBOR rate was 0.35 percent. As such, NJNG currently has a weighted average interest rate of 0.62 percent as of June 30, 2010. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG’s borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG’s borrowing costs.

At June 30, 2010, the Company (excluding NJNG) had no variable-rate long-term debt.

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

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR’s Annual Report on Form 10-K for the year ended September 30, 2009, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities—Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter June 30, 2010, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR’s 2009 Annual Report on Form 10-K includes a detailed discussion of NJR’s risk factors. Those risks and uncertainties have the potential to materially affect NJR’s financial condition and results of operations. NJR does not believe that there have been any material changes from the risk factors as previously disclosed by NJR in the 2009 Annual Report on Form 10-K, except that the following is an additional risk factor that should be read to supplement to the previously disclosed risk factors:

Our investments in solar energy projects are subject to substantial risks

Commercial and residential solar energy projects such as those we are investing in are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. Some of these projects are dependent upon currently existing favorable regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for federal investment tax credits (ITCs) and the future market for Solar Renewable Energy Credits (SRECs) that are traded in a competitive marketplace in the state of New Jersey. As a result, these solar projects face the risk that the currently favorable regulatory regimes and tax laws expire or are adversely modified in the future during the life of the projects.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably. Furthermore, at the development or acquisition stage, because of the nascent nature of the solar energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board authorized an increase to the plan to permit the repurchase, in the open market or in privately negotiated transactions, of 2 million shares, bringing the total permitted repurchases to 8.8 million shares as of that date. As of June 30, 2010, the Company has 1.7 million shares of its common stock still available for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
04/01/10 – 04/30/10	—	—	—	1,822,071
05/01/10 – 05/31/10	92,600	$36.06	92,600	1,729,471
06/01/10 – 06/30/10	—	—	—	1,729,471
Total	92,600	$36.06	92,600	1,729,471

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

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

Date: August 4, 2010
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer