Form 10-Q/A
period 2010-06-30
NEW JERSEY RESOURCES CORP
filed 2010-08-05
CIK 356309

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

The number of shares outstanding of $2.50 par value Common Stock as of August 3, 2010, was 41,205,842.

New Jersey Resources Corporation

Explanatory Note:

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, that was filed on August 4, 2010 (the “Original Form 10-Q”). This Amendment is being filed solely to include the number of outstanding shares of common stock of the Company on the cover page of the Original Form 10-Q that was inadvertently omitted from the filing.  No other changes have been made to the Original Form 10-Q by this Amendment.  This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the condensed consolidated financial statements or disclosures made in the Original Form 10-Q.

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

Date: August 5, 2010
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer