Form 10-K
period 2010-09-30
NEW JERSEY RESOURCES CORP
filed 2010-11-24
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
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
Yes: ☒            No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $1,532,181,480 based on the closing price of $37.56 per share on March 31, 2010 as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 22, 2010 was 41,250,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 26, 2011, to be filed on or about December 14, 2010, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

New Jersey Resources Corporation
Part I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.-Business, under the captions “BUSINESS SEGMENTS -Natural Gas Distribution-General;-Seasonality of Gas Revenues;-Gas Supply;-Regulation and Rates;-Competition”; “-Energy Services”; “-Midstream Assets,” “-Retail and Other”; “ENVIRONMENT,” and Item 3.-“Legal Proceedings,” and in Part II including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2011 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Risk Factors in Item 1A, as well as the following:

•	weather and economic conditions;

•	NJR's dependence on operating subsidiaries;

•	demographic changes in the New Jersey Natural Gas (NJNG) service territory;

•	the rate of NJNG customer growth;

•
volatility of natural gas and other commodity prices and their impact on customer usage, NJNG's incentive programs, NJR Energy Services' (NJRES) operations and on the Company's risk management efforts;

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

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of downturns in the financial markets, and impacts associated with the Patient Protection and Affordable Care Act;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties and liquidity in the wholesale energy trading market;

•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments, including our solar energy projects;

•	risks associated with the management of the Company's joint ventures and partnerships;

•	risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives, construction and regulatory risks and the availability of viable projects;

•
the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining NJNG's natural gas transmission and distribution system;

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation (NJR or the Company) is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company providing retail and wholesale energy services to customers in states from the Gulf Coast and Mid-Continent regions to the Appalachian and Northeast regions, the West Coast and Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR's subsidiaries and businesses include:

New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 490,400 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company's Natural Gas Distribution segment.

NJR Energy Services (NJRES) maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. Also, NJRES provides wholesale energy management services to other energy companies. NJRES comprises the Company's Energy Services segment.

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that began commercial operation in April 2009. Iroquois and Steckman Ridge comprise the Midstream Assets segment.

NJR also has retail and other operations (Retail and Other), which includes the following companies:

•	NJR Energy Investments (NJREI), an unregulated affiliate that consolidates the Company's unregulated energy-related investments. NJREI includes the following wholly owned subsidiaries:

▪	NJR Clean Energy Ventures (NJRCEV), a subsidiary formed in 2009, which the Company uses to invest in clean energy projects.

▪	NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

▪	NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures.

•	NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

▪
NJR Home Services (NJRHS), a company that provides heating, ventilation and cooling (HVAC) service repair and contract services to approximately 149,400 customers, as well as invests in clean energy projects.

▪	Commercial Realty & Resources (CR&R), a company that holds and develops commercial real estate.

▪	NJR Plumbing Services (NJRPS), a company that provides plumbing repair and installation services.

•
NJR Service (NJR Service), an unregulated company that provides shared administrative services, including corporate communications, financial and planning, internal audit, legal, human resources and information technology for NJR and all subsidiaries

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within 3 reportable business segments: Natural Gas Distribution, Energy Services and Midstream Assets.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations, the Energy Services segment consists of unregulated wholesale energy operations, and the Midstream Asset segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities. Financial information related to these business segments for the years ended September 30, 2010, 2009 and 2008 are set forth in Note 15. Business Segment and Other Operations Data.

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 490,400 customers. Its service territory encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.4 million people.

NJNG's service territory is in New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris and Middlesex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 6,189 and 5,841 new customers and added natural gas heat and other services to another 667 and 709 existing customers in fiscal 2010 and 2009, respectively. NJNG's new customer annual growth rate of approximately 1.3 percent is expected to continue with projected additions in the range of approximately 12,000 to 14,000 new customers over the next 2 years. This anticipated customer growth represents approximately $3.4 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG's Conservation Incentive Program (CIP) tariff.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG's service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as electricity, propane and oil. The Company estimates that, during fiscal 2011, approximately 50 percent of NJNG's projected customer growth will consist of conversions.

The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with the Company's manufactured gas plant (MGP) sites.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Throughput

For the fiscal year ended September 30, 2010, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf)
Residential	$471,056	49%	40.3	27%
Commercial and other	112,582	12%	8.2	5%
Firm transportation	45,616	5%	10.1	7%
Total residential and commercial	629,254	66%	58.6	39%
Interruptible	8,454	1%	7.7	5%
Total system	637,708	67%	66.3	44%
Incentive programs	307,772	33%	83.9	56%
Total	$945,480	100%	150.2	100%

In fiscal 2010, no single customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. Weather conditions directly influence the volume of natural gas delivered to customers. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day's average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based upon 3 reference areas representative of NJNG's service territory.

The CIP, a mechanism authorized by the BPU as an alternative to NJNG's Weather Normalization Clause (WNC), stabilizes fluctuations in NJNG's utility gross margin, as a result of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service-related savings achieved. The CIP was initially authorized as a 3-year pilot program, however, due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs, on April 1, 2009, NJNG submitted a proposal to extend its CIP mechanism. On January 20, 2010, the BPU approved an extension to the CIP, as currently structured, through September 30, 2013.

In June 2009, the BPU issued their final order approving NJNG's recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual Basic Gas Supply Service (BGSS) and CIP filing (2010 BGSS/CIP filing) for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. NJNG also requested a reduction of the WNC rate to facilitate recovery of its remaining balance in fiscal 2010. The rates included in the filing were provisionally approved on September 16, 2009.

In addition, during fiscal 2010, NJNG and NJRES entered into asset management agreements with various terms ranging from January 2010 to March 2014. Under the terms of the agreements, NJNG released certain transportation and storage contracts to NJRES for the entire term of the asset management agreements. Under one such arrangement, NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return for releasing the storage and transportation assets, NJNG will have the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. These capacity release payments provide BGSS savings pursuant to the terms of the CIP as approved in the January 20, 2010 BPU Board Order, and reduces costs to NJNG's BGSS customers.

In June 2010, the BPU issued their final order approving NJNG's recovery of $6.9 million of CIP rates for fiscal year 2009. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) for recoverable CIP amounts for fiscal 2010, requesting approval to modify its CIP recovery rates effective October 1, 2010, resulting in total annual recovery

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

requested for fiscal 2010 of $12.1 million, an increase of $5.2 million. The request represents recovery of amounts accrued and estimated through September 30, 2010. The request results in an increase of 0.7 percent for the average residential heating customer, which is offset by a BGSS decrease of 3.5 percent as discussed below. NJNG also included a request to maintain the current WNC rate through December 31, 2010 and transfer any WNC over or under balance to the BGSS balance.

In September 2010, the BPU approved, on a provisional basis, a decrease to the BGSS rate effective September 16, 2010, an increase to the Company's pre-tax balancing charge, effective October 1, 2010, changes to the CIP rates effective October 1, 2010 and to maintain the current WNC rate through December 31, 2010.

For additional information regarding the CIP, see Management's Discussion and Analysis-Natural Gas Distribution Operations and Note 3. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG's gas supply portfolio consists of long-term (over 7 months), winter-term (November through March) and short-term contracts. In fiscal 2010, NJNG purchased gas from 100 suppliers under contracts ranging from one day to one year. In fiscal 2010, NJNG purchased over 10 percent of its natural gas from 2 suppliers, Southwestern Energy Services Company and Ultra Resources, Inc. NJNG believes the loss of any one or all of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at 8 citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG's city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Algonquin Gas Transmission	12,000	2011
Texas Eastern Transmission, L.P.	330,948	Various dates between 2011 and 2023
Tennessee Gas Pipeline Co.	25,166	Various dates between 2011 and 2013
Transcontinental Gas Pipe Line Corp.	3,931	2014
Columbia Gulf Transmission Corp.	20,000	2024
Total	392,045

The pipeline companies that provide firm contract transportation service for NJNG and supply the above pipelines are ANR Pipeline Company, Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG's city gate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily	Expiration
	deliverability (dths)
Texas Eastern Transmission, L.P.	94,557	2014
Transcontinental Gas Pipe Line Corp.	8,384	2014
Total	102,941

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily	Expiration
	deliverability (dths)
ANR Pipeline Company	39,847	2013
Dominion Transmission Corporation	103,714	Various dates between 2012 and 2017
Steckman Ridge, L.P.	38,000	2020
Central NY Oil & Gas (Stagecoach)	25,337	2011
Total	206,898

NJNG utilizes its transportation contracts to transport gas from the ANR, Dominion, Steckman Ridge and Stagecoach storage fields to NJNG's citygates.

NJRES Citygate Supplies

NJNG has several citygate supply agreements with NJRES. NJNG can call upon a supply of up to 28,600 dths/day delivered to NJNG's Transco citygate and a supply of up to 50,000 dths/day delivered to NJNG's Texas Eastern citygate. NJNG and NJRES have an agreement where NJNG released its Central New York Oil and Gas (Stagecoach Storage) storage capacity of 1,630,990 dths to NJRES for the period from January 1, 2010 to March 31, 2013. NJRES will manage the storage and provide delivery to NJNG at NJNG's request as needed. NJNG and NJRES also have an agreement where NJNG released 159,790 dths/day of its Texas Eastern Transmission capacity to NJRES for the period from November 1, 2010 to October 31, 2014. NJNG can call upon a supply of up to 159,790 dths/day delivered to NJNG's Texas Eastern citygate as needed. See Note 3. Regulation and Note 16. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.
Peaking Supply

To manage its winter peak day demand NJNG maintains 2 liquefied natural gas (LNG) facilities with a combined deliverability of approximately 170,000 dths/day, which represents approximately 20 percent of its estimated peak day sendout. See Item 2. Properties-NJNG for additional information regarding the LNG storage facilities.

Basic Gas Supply Service

Wholesale natural gas prices are, by their nature, volatile. NJNG has mitigated the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause also requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented upon five days' notice to the BPU.

On October 3, 2008, and June 8, 2009, the BPU and Rate Counsel approved on a provisional and final basis, respectively, an increase to the periodic BGSS factor that increased an average residential heating customer's bill by approximately 8.9 percent, effective the date of the BPU order.

In June 2009, NJNG filed its annual BGSS and CIP filing proposing a decrease of 17.6 percent for the average residential heating customer of which 15.7 percent stemmed from the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change was related to changes to the CIP rate and a minor reduction to the rate related to collecting the remaining balance under the WNC.

In September 2009, the BPU approved, on a provisional basis a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent stemmed from the reduction to the BGSS price and the balance of rate change was related to the CIP and WNC rates as discussed above.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

In October 2009, NJNG provided refunds of approximately $37.4 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

In January 2010, NJNG notified the BPU that bill credits would be provided to residential and small commercial customers, based on individual customer usage, in February 2010 and March 2010. NJNG provided credits of approximately $35.3 million.

In March 2010, NJNG notified the BPU that it would extend the BGSS bill credit for residential and small business customers through April 30, 2010. NJNG provided credits of approximately $15.2 million.

In May 2010, NJNG provided refunds of approximately $22.5 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

In June 2010, the BPU approved the September 2009 provisional BGSS rate reduction of 17.2 percent on a final basis. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) requesting a decrease of 2.8 percent for the average residential heating customer of which 3.5 percent was due to the reduction in commodity costs. The balance of the rate change of 0.7 percent was related to changes to the CIP rate, as previously discussed.

In September 2010, the BPU approved, on a provisional basis, a 3.5 percent decrease for the average residential heating customer related to the BGSS rate, effective September 16, 2010, an increase to the Company's pre-tax balancing charge effective October 1, 2010, a 0.7 percent increase related to the CIP rates effective October 1, 2010, the continuation of the current WNC rate through December 31, 2010, and the transfer of any remaining WNC balance to the BGSS balance.

These rate changes, as well as other regulatory actions, are discussed further in Note 3. Regulation in the accompanying Consolidated Financial Statements.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG's long-term natural gas requirements change, NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, compliance with affiliate standards and the sale or encumbrance of its properties.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG's rate proceedings.

Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG's agreements for the purchase of such services with several interstate pipeline companies. Any costs associated with these services are recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas is used in favor of alternate fuels in over 95 percent of new construction due to its efficiency and reliability. Natural gas prices are a function

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. In the absence of any third-party supplier, BGSS must be provided by the state's natural gas utilities. On September 30, 2010, NJNG had 17,932 residential and 7,792 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

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

•	Providing natural gas portfolio management services to nonaffiliated utilities, electric generation facilities and natural gas producers;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES' customers. These transactions identify the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio; and

•	Managing economic hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

NJRES views “financial margin” as its key financial metric. NJRES' financial margin, which is a non-Generally Accepted Accounting Principles (GAAP) financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical natural gas sale. NJRES, therefore, believes financial margin is more representative of its overall expected economic result.

NJRES focuses on creating value from natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in the Gulf Coast, Mid-continent, Appalachian and Northeast regions, the West Coast and Canada. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES may lock in these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies and transportation to which it has access. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES focuses on earning a financial margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJRES also participates in park-and-loan transactions with pipeline and storage counterparties, where NJRES will park (store) natural gas to be redelivered to NJRES at a later date or borrow (receive a loan of natural gas) to be returned to the pipeline or storage field at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace to generate financial margin. In evaluating these transactions NJRES will compare the fixed fee it will pay to or receive from the counterparty, along with other costs such as time value of money, and the resulting spread it can generate when considering the market price at the beginning and end of the time period of the park or loan. When the transaction allows NJRES to generate a financial margin, NJRES will fix the financial margin by economically hedging the transaction with natural gas futures contracts.

NJRES has built a portfolio of customers including local distribution companies, industrial companies, electric generators, retail aggregators, natural gas producers and other wholesale marketing companies. Sales to these customers have allowed NJRES to leverage its transportation and storage capacity and manage sales to these customers in an aggregate fashion. This strategy allows NJRES to extract more value from its portfolio of natural gas storage and pipeline transportation capacity through the arbitrage of pricing differences as a result of locational differences or over different periods of time.

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

Midstream Assets

Midstream Assets include investments in natural gas transportation and storage assets. NJR believes that acquiring, owning and developing these assets, which operate under a tariff structure that has either a regulated or market-based rate, can provide growth opportunities for the Company and complement its Natural Gas Distribution and Energy Services businesses. The results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are reported as components of the Midstream Assets segment. As a result, prior year information for both Midstream Assets and Retail and Other operations has been restated to be consistent with current year presentation.

Midstream Assets is comprised of the following subsidiaries:

•
NJR Energy Holdings invests in energy-related ventures through its subsidiary, NJNR Pipeline, which consists of its 5.53 percent equity investment in Iroquois, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York;

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a 17.7 Bcf natural gas storage facility in western Pennsylvania.

In June 2008, the FERC issued Steckman Ridge a certificate of public convenience and necessity authorizing the ownership, construction and operation of its natural gas storage facility and associated facilities. In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. As of September 30, 2010, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7 million, and received cash distributions of $9.8 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR was obligated to fund 50 percent, or approximately $132.5 million. Steckman Ridge is fully operational, however, should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

OTHER BUSINESS OPERATIONS

Retail and Other

Retail and Other operations consist primarily of the following unregulated affiliates:

•
NJRHS, which provides Heating, Ventilating, and Air Conditioning (HVAC) service, sales and installation of appliances to approximately 149,400 customers and invests in residential clean energy projects;

•	NJRCEV, a subsidiary formed in 2009, which was created to invest in clean energy projects;

•	CR&R, which holds and develops commercial real estate.

As of September 30, 2010, CR&R's real estate portfolio consisted of 31 acres of undeveloped land in Monmouth County with a net book value of $6.8 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.6 million. In addition, 5 acres of undeveloped land in Monmouth County, with a net book value of $1.8 million, is under contract for sale, which is anticipated to close in fiscal 1/1/2011, subject to all approvals being obtained. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $5 million will be developed or sold based on market conditions. The specific time frame for development or sale is currently unknown;

•	NJR Investment, a company that invests in and holds certain energy-related investments, primarily through equity instruments of public companies;

•	NJR Energy, a company that invests in energy-related ventures; and

•	NJR Service, which provides shared administrative and financial services to the Company and all its subsidiaries.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of 5 MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. In September 2010, NJNG updated an environmental review of the MGP sites, including a review of potential liability related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the 5 MGP sites for which it is responsible will be $201.6 million.

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2010, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $201.6 million on the Consolidated Balance Sheets, which represents the best estimate; however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider.

EMPLOYEE RELATIONS

As of September 30, 2010, the Company and its subsidiaries employed 887 employees compared with 900 employees as of September 30, 2009. Of the total number of employees, NJNG had 406 and 402 and NJRHS had 96 and 97 union employees as of September 30, 2010 and 2009, respectively. NJNG and NJRHS have collective bargaining agreements with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2011 and April 2012, respectively. The labor agreements cover wage increases and other benefits during the term of the agreements. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at http://njr360.client.shareholder.com/sec.cfm as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (SEC):
•Annual reports on Form 10-K;
•Quarterly reports on Form 10-Q; and
•Current reports on Form 8-K.
In addition, on our website at http://njr360.client.shareholder.com/governance.cfm, the following documents are also available free of charge:
•Corporate governance guidelines;

•	Principal Executive Officer and Senior Financial Officers Code of Ethics;
•Wholesale Trading Code of Conduct;
•NJR Code of Conduct; and

•	the charters of the following Board Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.
In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2011 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 14, 2010, and we will make it available on our website as soon as reasonably possible. Please refer to the Proxy Statement when it is available.

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, NJ 07719.

ITEM 1A. RISK FACTORS

When considering any investment in NJR's securities, investors should consider the following information, as well as the information contained under the caption “Forward-Looking Statements,” in analyzing the Company's present and future business performance. While this list is not exhaustive, NJR's management also places no priority or likelihood based on their descriptions or orders of presentation.

Financial Risks

Inability of NJR and/or NJNG to access the financial markets and conditions in the credit markets could affect management's ability to execute their respective business plans.

NJR relies on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by its cash flow from operations. Any deterioration in NJR's financial condition could hamper its ability to access the credit markets or otherwise obtain debt financing. Because certain state regulatory approvals may be necessary in order for NJNG to incur debt, NJNG may not be able to access credit markets on a timely basis.

External events could also increase the cost of borrowing or adversely affect the ability to access the financial markets. Such external events could include the following:

•economic weakness in the United States or in the regions where NJR operates;

•financial difficulties of unrelated energy companies;

•capital market conditions generally;

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

•market prices for natural gas;

•the overall health of the natural gas utility industry; and

•fluctuations in interest rates

NJR and its subsidiaries' ability to secure short-term financing is subject to conditions in the credit markets. A prolonged constriction of credit availability could affect management's ability to execute NJR's business plan. An inability to access capital may limit the ability to pursue improvements or acquisitions that NJR, or its subsidiaries, may otherwise rely on for both current operations and future growth.

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

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. NJR relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. NJR's ability to pay dividends on its common stock and to pay principal and accrued interest on its outstanding debt depends on the payment of dividends to NJR by certain of its subsidiaries or the repayment of loans to NJR by its principal subsidiaries. The extent to which NJR's subsidiaries do not pay dividends or repay funds to NJR may adversely affect its ability to pay dividends to holders of its common stock and principal and interest to holders of its debt.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

The debt of NJNG is currently rated by the rating agencies Moody's Investor Services, Inc. and Standard & Poor's as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can still face increased borrowing costs under their currently existing credit facilities. NJR and its subsidiaries' ability to borrow and costs of borrowing have a direct impact on its subsidiaries' ability to execute their operating strategies.

Additionally, lower credit ratings could adversely affect relationships with NJNG's state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

NJR is dependent on credit facilities and continued access to capital markets to execute its operating strategies, and failure by NJR and/or NJNG to comply with debt covenants may impact NJR's financial condition.

NJR and NJNG's long-term debt obligations contain financial covenants related to debt-to-capital ratios and an interest coverage ratio for NJNG. These debt obligations also contain provisions that put certain limitations on NJR's ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens, or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring NJR or NJNG to make timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. NJNG has relied, and continues to rely, upon short-term bank borrowings or commercial paper supported by its revolving credit facility to finance the execution of a portion of its operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of outstanding debt obligations of NJR or NJNG and their inability to borrow under their existing revolving credit facilities would cause a material adverse change in NJR or NJNG's financial condition.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

NJRES' and NJRCEV's ability to conduct their businesses is dependent upon the creditworthiness of NJR.

If NJR suffers a reduction in its credit and borrowing capacity or in its ability to issue parental guarantees, the business prospects of NJRES and NJRCEV, which rely on the creditworthiness of NJR, would be adversely affected. NJRES would possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. In addition, NJRCEV would be required to seek alternative financing for its projects and may be unable to obtain such financing or able to do so only on less favorable terms.

Continued failures in the market for auction-rate securities could have a negative impact on NJNG's financial condition.

NJNG is obligated with respect to a total of 6 series of auction rate bonds totaling $97 million (collectively, auction-rate securities or “ARS”). All of the ARS are investment grade rated by Moody's Investor Services and Standard & Poor's. NJNG has been experiencing ARS failed auctions, which occur when there are not enough orders to purchase all of the securities being sold at the auction. The result of a failed auction, which does not signify a default by NJNG, is that the ARS continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these securities develop. However, upon an auction failure, the interest rates do not reset at a market rate established at an auction, but instead reset based upon a formula contained within the ARS, otherwise known as a “maximum auction rate,” which may be materially higher than the previous auction rate. The “maximum auction rate” for the ARS is the lesser of (i) 175 percent of one-month London inter-bank offered rate (LIBOR) or (ii) either 10 percent or 12 percent per annum, as applicable to such series of the ARS. Should future auctions fail and interest rates on the ARS continue to be established at the maximum auction rate, NJNG's average cost of borrowing could rise above historic levels, which could materially and adversely affect both NJNG's and NJR's cash flows, results of operations and financial condition. Although NJNG is reviewing alternative methods for refinancing the ARS on a continuing basis, NJNG cannot assure that alternative sources of financing can be implemented in a timely manner.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values and changing demographics and may have a material adverse effect on NJR's financial results.

NJR has 2 defined benefit pension plans and 2 postemployment health care plans (OPEB) for the benefit of eligible full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount rates and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next 5 years, impacts from healthcare legislation and increases in health care costs.

Any sustained declines in equity markets and/or reductions in bond yields may have a material adverse effect on the funded status of NJR's pension and OPEB plans. In these circumstances, NJR may be required to recognize increased pension and OPEB expenses and/or be required to make additional cash contributions into the plans.

The funded status of these plans, and the related cost reflected in NJR's financial statements, are affected by various factors that are subject to an inherent degree of uncertainty. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. A continued downward pressure on the asset values of these plans may require NJR to fund obligations earlier than it had originally planned, which would have a negative impact on cash flows from operations, decrease NJR's borrowing capacity and increase its interest expense as a result of having to fund these obligations.

Economic hedging activities of NJR designed to protect against commodity and financial market risks may cause fluctuations in reported financial results, and NJR's stock price could be adversely affected as a result.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Operational Risks

NJNG's operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

NJNG's operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas. These risks include explosions, pollution, release of toxic substances, fires, storms and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. If any of these events were to occur, NJNG could suffer substantial losses. Moreover, as a result, NJNG has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJNG maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

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

NJNG's ability to provide natural gas for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport natural gas to NJNG's city gate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service.

NJRES also relies on a firm supply source to meet its energy management obligations for its customers. Should NJRES' suppliers fail to deliver supplies of natural gas, there could be a material impact on its cash flows and statement of operations.

The use of derivative contracts in the normal course of NJRES' business could result in financial losses that negatively impact results of operations.

NJRES uses derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks. NJRES could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

Adverse economic conditions including inflation, increased natural gas costs, foreclosures, and business failures could adversely impact NJNG's customer collections and increase its level of indebtedness.

Inflation may cause increases in certain operating and capital costs. NJR has a process in place to continually review the adequacy of NJNG's rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. In addition,

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

the extended recession in the U.S. has led to increasing unemployment, foreclosures in the housing markets, and the discontinuation of some commercial businesses that fall within NJNG's service territory. These situations can result in higher short-term debt levels and increased bad debt expense.

Changes in weather conditions may affect earnings and cash flows.

Weather conditions and other natural phenomena can have an adverse impact on earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG's distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While NJR believes the CIP mitigates the impact of weather variations on its gross margin, severe weather conditions may still have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect NJR's earnings. The CIP does not mitigate the impact of unusual weather conditions on its cash flows.

Changes in customer growth may affect earnings and cash flows.

NJNG's ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. Should there be weakness in the housing market or a slowdown in the conversion market, there could be an adverse impact on NJNG's utility firm gross margin, earnings and cash flows.

NJRES' earnings and cash flows are dependent upon an asset optimization strategy of its physical assets using financial transactions.

NJRES' earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in NJRES' market areas, for example that can occur as a result of increased production along the Marcellus Shale in the Appalachian basin, can reduce NJRES' ability to find opportunities going forward. Changes in pricing dynamics and supply could have an adverse impact on NJRES' optimization activities, earnings and cash flows. NJRES incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices at various locations or time periods change in such a way that NJRES is not able to recover these costs from its customers, the cash flows and earnings at NJRES, and ultimately NJR, could be adversely impacted.

NJRES is exposed to market risk and may incur losses in wholesale services.

The storage and transportation portfolios at NJRES consist of contracts to transport and store natural gas commodities. If the values of these contracts change in a direction or manner that NJRES does not anticipate, the value of NJRES' portfolio could be negatively impacted. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, NJR's results of operations and cash flows could be negatively impacted.

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

Investing through partnerships or joint ventures decreases NJR's ability to manage risk.

NJR and its subsidiaries have utilized joint ventures for certain non-regulated energy investments, including Steckman Ridge and Iroquois, and although they currently have no specific plans to do so, NJR and its subsidiaries may acquire interests in other joint ventures in the future. In these joint ventures, NJR and its subsidiaries may not have the right or power to direct the management and policies of the joint ventures, and other participants may take action contrary to their instructions or requests and against their policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and its subsidiaries. If a joint venture participant acts contrary to the interests of NJR or its subsidiaries, it could harm NJR's financial condition, results of operations or cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Our investments in solar energy projects are subject to substantial risks.

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

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the solar energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

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

The Federal Energy Regulatory Commission (FERC) has regulatory authority over some of NJR's operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity, or that would reduce NJR's competitiveness would negatively impact its earnings.

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

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG's distribution operations, including construction and maintenance of facilities, operations, safety, rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. NJNG's ability to obtain rate increases, including base rate increases, extend its incentive programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases, continue its incentive programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the current period. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, WNC, the New Jersey Clean Energy program, economic stimulus plans and pension and other postemployment plans. If there were to be a change in regulatory position

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, operations and cash flows.

NJR's charter and bylaws may delay or prevent a transaction that stockholders would view as favorable.

The certificate of incorporation and bylaws of NJR, as well as New Jersey law, contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of NJR, which may negatively affect the market price of the common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may have the effect of preventing changes in management. In addition, the board of directors is authorized to issue preferred stock without stockholder approval on such terms as the board of directors may determine. The common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, NJR is subject to the New Jersey Shareholders' Protection Act, which could have the effect of delaying or preventing a change of control of NJR.

NJR and its subsidiaries may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of its non-regulated energy investments.

Construction, development and operation of energy investments, such as natural gas storage facilities. pipeline transportation systems and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR's energy investments will require participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could become impaired, and such impairment could have a materially adverse effect on NJR's financial condition, results of operations or cash flows.

NJR is involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect the company's results of operations, cash flows and financial condition.

NJR is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require NJR to make payments in excess of amounts provided for in its financial statements, could adversely affect NJR's results of operations, cash flows and financial condition.

Environmental Risks

NJR costs of compliance with present and future environmental laws are significant and could adversely affect its cash flows and profitability.

NJR's operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these laws and regulations may require NJR to expend significant financial resources to, among other things, conduct site remediation and perform environmental monitoring. If NJR fails to comply with applicable environmental laws and regulations, even if it is unable to do so due to factors beyond its control, it may be subject to civil liabilities or criminal penalties and may be required to incur significant expenditures to come into compliance. Additionally, any alleged violations of environmental laws and regulations may require NJR to expend significant resources in its defense against alleged violations.

Furthermore, the United States Congress has for some time been considering various forms of climate change legislation. There is a possibility that, when and if enacted, the final form of such legislation could impact NJR's costs and put upward pressure on wholesale natural gas prices. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

New Jersey Resources Corporation
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,750 miles of distribution main, 6,670 miles of service main, 214 miles of transmission main and approximately 509,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates 2 LNG storage plants in Stafford Township, Ocean County, and Howell Township, Monmouth County. The 2 LNG plants have an aggregate estimated maximum capacity of approximately 170,000 dths per day. These facilities are used for peaking natural gas supply and emergencies.

NJNG owns 4 service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages and gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, customer service offices in Asbury Park, Monmouth County, and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by 32 supplemental indentures (Indenture), as security for NJNG's bonded debt, which totaled $290 million at September 30, 2010. In addition, under the terms of the Indenture, NJNG could have issued up to $497 million of additional first mortgage bonds as of September 30, 2010.

All Other Business Operations

As of September 30, 2010, CR&R's real estate portfolio consisted of 31 acres of undeveloped land in Monmouth County with a net book value of $6.8 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.6 million. In addition, 5 acres of the undeveloped land in Monmouth County, with a net book value of $1.8 million, is under contract for sale, which is anticipated to close in fiscal 1/1/2011, subject to all approvals being obtained. The remaining 26 acres of undeveloped land in Monmouth County with a net book value of $5 million will be developed or sold based on market conditions. The specific time frame for development or sale is currently unknown.

As of September 30, 2010, NJRES currently leases office space in Wall Township, New Jersey and in Houston, Texas for its business activities.

As of September 30, 2010, the Steckman Ridge partnership owns and/or leases mineral rights on approximately 8,300 acres of land in Bedford County, Pennsylvania, where it has developed a 17.7 billion cubic foot (Bcf) natural gas storage facility with up to 12 Bcf of working gas capacity for an estimated project cost of approximately $265 million. The Company was obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of September 30, 2010, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7 million and received cash distributions of $9.8 million. Steckman Ridge is fully operational, however, should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

NJRHS and NJRCEV have various contracts, including lease agreements, that allow access rights for the installation and maintenance of solar equipment on commercial and residential rooftops.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis-Cash Flows for a discussion of anticipated fiscal 2011 and 2012 capital expenditures as applicable to NJR's business segments and business operations.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of 5 Manufactured Gas Plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG expects to, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In June 2009, the BPU approved $17.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2007. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery to approximately $20 million. As of September 30, 2010, $75.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

In September 2010, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the 5 MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will be $201.6 million. NJNG's estimate is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2010, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $201.6 million on the Consolidated Balance Sheet, representing the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RA or the impact on the Company's results of operations, financial position or cash flows, which could be material.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, other than as disclosed in this Item 3, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

New Jersey Resources Corporation
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their business experience, age, and office are set forth below.

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	53	1986
Executive Vice President and Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	57	2004
Senior Vice President and Chief Financial Officer	Glenn C. Lockwood	49	1990
Senior Vice President and General Counsel	Mariellen Dugan	44	2005
Senior Vice President, NJRES	Stephen Westhoven	42	2004
Vice President, Corporate Services, NJR Service	Deborah G. Zilai	57	1996

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

Stephen Westhoven, Senior Vice President, NJRES

Mr. Westhoven has held the position of Senior Vice President, NJRES since May 2010. He joined NJNG in November 1990. Prior to his current position, he worked in the engineering and gas supply departments of NJNG, before becoming Director, and eventually serving as Vice President of Energy Trading at NJRES from January 2004 to May 2010.

Deborah G. Zilai, Vice President, Corporate Services, NJR Service

Mrs. Zilai has held the position of Vice President, Corporate Services, NJR Service since June 2005. She joined New Jersey Resources in June 1996 after a 20-year career at International Business Machines Corporation, where she held various management positions. Her current responsibilities include technology, human resources and supply chain management. From June 1996 to May 2005, she served as Vice President, Information Systems and Services.

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2010, NJR had 48,442 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2010		2009		Dividends Paid
	High	Low	High	Low	2010	2009
Fiscal Quarter
First	$38.55	$34.49	$40.22	$21.90	$0.31	$0.28
Second	$38.17	$33.49	$42.37	$29.95	$0.34	$0.31
Third	$39.01	$34.07	$37.57	$30.79	$0.34	$0.31
Fourth	$39.68	$34.42	$40.61	$35.64	$0.34	$0.31

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/10 - 07/31/10	—	—	—		1,729,471
08/01/10 - 08/31/10	41,700	37.93	41,700	(1)	1,687,771
09/01/10 - 09/30/10	—	—	—		1,687,771
Total	41,700	$37.93	41,700		1,687,771
(1)    The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of September 30, 2010, 1,687,771 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase there under, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on February 18, 2010 that, as of that date, he was unaware of any violation by NJR of the NYSE's corporate governance listing standards.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2010	2009	2008	2007	2006
SELECTED FINANCIAL DATA
Operating Revenues	$2,639,304	$2,592,460	$3,816,210	$3,021,765	$3,271,229
Operating Expenses
Gas purchases	2,167,558	2,245,169	3,330,756	2,625,560	2,639,489
Operation and maintenance	148,565	149,151	148,384	136,601	121,384
Regulatory rider expenses	45,966	44,992	39,666	37,605	28,587
Depreciation and amortization	32,267	30,328	38,464	36,235	34,753
Energy and other taxes	56,823	74,750	65,602	62,499	58,632
Total Operating Expenses	2,451,179	2,544,390	3,622,872	2,898,500	2,882,845
Operating Income	188,125	48,070	193,338	123,265	388,384
Other income	5,258	4,409	4,368	4,294	4,725
Interest expense, net of capitalized interest	21,251	21,014	25,811	27,613	25,669
Income before Income Taxes	172,132	31,465	171,895	99,946	367,440
Income tax provision	64,692	11,376	66,034	39,778	148,554
Equity in earnings of affiliates	10,017	7,153	3,307	2,765	3,022
Net Income	$117,457	$27,242	$109,168	$62,933	$221,908
Total Assets	$2,563,133	$2,321,030	$2,635,297	$2,210,354	$2,398,928

CAPITALIZATION
Common stock equity	$725,483	$689,726	$728,068	$650,648	$629,861
Long-term debt	428,925	455,492	455,117	383,184	332,332
Total Capitalization	$1,154,408	$1,145,218	$1,183,185	$1,033,832	$962,193

COMMON STOCK DATA
Earnings per share-Basic	$2.84	$0.65	$2.61	$1.50	$5.31
Earnings per share-Diluted	$2.82	$0.64	$2.59	$1.49	$5.27
Dividends declared per share	$1.36	$1.24	$1.11	$1.01	$0.96

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2010	2009	2008	2007	2006
Operating Revenues ($ in thousands)
Residential	$471,056	$686,798	$594,147	$584,727	$598,274
Commercial, Industrial and other	112,582	144,565	149,177	132,113	172,465
Firm transportation	45,616	40,356	28,634	36,794	28,656
Total residential and commercial	629,254	871,719	771,958	753,634	799,395
Interruptible	8,454	5,711	11,840	7,141	12,134
Total system	637,708	877,430	783,798	760,775	811,529
Incentive programs	307,772	204,571	295,026	244,813	327,245
Total Operating Revenues	$945,480	$1,082,001	$1,078,824	$1,005,588	$1,138,774
Throughput (Bcf)
Residential	40.3	43.6	40.8	41.8	39.4
Commercial, Industrial and other	8.2	9.8	9.0	9.4	10.4
Firm transportation	10.1	9.4	8.9	8.6	7.4
Total residential and commercial	58.6	62.8	58.7	59.8	57.2
Interruptible	7.7	4.1	6.4	6.5	7.2
Total system	66.3	66.9	65.1	66.3	64.4
Incentive programs	83.9	66.1	34.5	36.5	38.4
Total Throughput	150.2	133.0	99.6	102.8	102.8
Customers at Year-End
Residential	438,274	437,793	437,655	435,169	429,834
Commercial, Industrial and other	26,312	27,771	29,002	28,916	28,914
Firm transportation	25,724	20,965	16,830	14,104	12,874
Total residential and commercial	490,310	486,529	483,487	478,189	471,622
Interruptible	43	45	46	45	48
Incentive programs	40	36	27	26	35
Total Customers at Year-End	490,393	486,610	483,560	478,260	471,705
Interest Coverage Ratio (1)	9.43	8.19	6.08	6.03	7.63
Average Therm Use per Customer
Residential	919	995	931	960	920
Commercial, Industrial and other	4,986	4,777	5,303	5,710	5,084
Degree Days	4,341	4,791	4,399	4,481	4,367
Weather as a Percent of Normal (2)	91%	101%	91%	94%	90%
Number of Employees	582	613	572	548	516

(1)	NJNG's Income from Operations divided by interest expense.

(2)	Normal heating degree-days are based on a 20-year average, calculated based upon 3 reference areas representative of NJNG's service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 1 of this annual report and is incorporated herein, and a detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A beginning on page 11 and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Management's Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the New England region, the West Coast and Canada through its 2 principal subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

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

Effective October 1, 2009, NJR established Midstream Assets as a reportable segment to reflect the way it views and manages growth opportunities associated with natural gas transportation and storage facilities. Specifically, the Midstream Asset segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that was jointly developed and is being marketed with a partner in Pennsylvania. The results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are reported as components of the Midstream Assets segment. As a result, prior year information for both Midstream Assets and Retail and Other operations has been restated to be consistent with current year presentation.

The retail and other business operations (Retail and Other) includes: NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures, NJR Clean Energy Ventures (NJRCEV), a company that invests in clean energy projects, NJR Home Services (NJRHS), which provides service, sales and installation of appliances and invests in residential solar energy projects; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

($ in thousands)	2010		2009
Assets
Natural Gas Distribution	$1,904,545	75%	$1,797,165	77%
Energy Services	432,380	17	327,532	14
Midstream Assets	159,882	6	153,609	7
Retail and Other	85,864	3	69,411	3
Intercompany Assets (1)	(19,538)	(1)	(26,687)	(1)
Total	$2,563,133	100%	$2,321,030	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

($ in Thousands)	2010		2009		2008
Net Income (Loss)
Natural Gas Distribution	$70,242	60%	$65,403	240%	$42,479	39%
Energy Services	42,711	36	(32,632)	(120)	67,166	61
Midstream Assets	6,444	5	2,873	11	1,839	2
Retail and Other	(1,712)	(1)	(8,251)	(30)	(2,316)	(2)
Intercompany net income (1)	(228)	—	(151)	(1)	—	—
Total	$117,457	100%	$27,242	100%	$109,168	100%
(1)     Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Included in net income are unrealized gains (losses) in the Energy Services segment of $19 million, $(29.3) million, and $10.8 million, after taxes, for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Also included in net income are realized (losses) gains of $(1.1) million, $(34.5) million and $9.3 million, after taxes, for the fiscal years ended 2010, 2009 and 2008, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

NJR Energy, which is included in Retail and Other, records unrealized losses and gains with respect to the change in fair value of the financial natural gas swaps that are used to economically hedge a long-term natural gas sale contact. As a result, the net income includes unrealized (losses) of $(2) million, $(9.9) million and $(4.8) million, after taxes, for the fiscal years ended 2010, 2009 and 2008, respectively.

NJRES and NJR Energy account for their financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value. NJRES' physical commodity contracts are accounted for at fair value on the Consolidated Balance Sheets, with changes in the fair value of these contracts included in earnings as a component of operating revenue and gas purchases, as appropriate, in the Consolidated Statements of Operations. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

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

Management of the Company uses non-GAAP measures, noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net financial earnings by business segment and operations are as follows:

($ in Thousands)	2010		2009		2008
Net Financial Earnings (Loss)
Natural Gas Distribution	$70,242	69%	$65,403	65%	$42,479	46%
Energy Services	24,814	25	31,179	31	47,003	49
Midstream Assets	6,444	6	2,873	3	1,839	2
Retail and Other	264	—	1,666	1	2,494	3
Intercompany net financial earnings (loss) (1)	—	—	(151)	—	—	—
Total	$101,764	100%	$100,970	100%	$93,815	100%
(1)     Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Natural Gas Distribution Segment

Our distribution segment has approximately 490,400 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

NJNG's operations are managed with the goal of providing safe and reliable service, growing profitably and promoting clean energy programs through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution system, as well as recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory;

•
Working with the BPU and the Department of the Public Advocate, Division of Rate Counsel (Rate Counsel), on the continuing review of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year;

•	Managing its new customer growth rate, which is expected to be approximately 1.3 percent annually over the next 2 years;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs;

•	Maintaining the integrity of its infrastructure, while working with the BPU to accelerate certain infrastructure projects in an effort to stimulate the local and state economies;

•	Coordinating with the BPU on NJNG's clean energy goals; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' Basic Gas Supply Service (BGSS) rates as stable as possible.

Rate of Return

As a result of increases in NJNG's operation, maintenance and capital costs, in November 2007 NJNG petitioned the BPU to increase base rates for its natural gas delivery service. This base rate case filing was consistent with NJNG's objectives of providing safe and reliable service to its customers and earning a market-based return.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG's base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which was inclusive of an approximate $13 million impact of a change to the CIP baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that incorporates a return on equity component of 10.3 percent and a reduction to NJNG's depreciation expense component.

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June of each year, coincident with NJNG's annual BGSS filing. As of the most recent filing in June 2010, which the BPU approved on a provisional basis in September 2010, NJNG's recovery for accrued and estimated CIP amounts through September 30, 2010, will be $12.1 million annually, effective October 1, 2010, which is an increase of the previously approved amount of $5.2 million. See Note 3. Regulation for a more detailed discussion of BPU filings and recovery related to CIP and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of September 30, 2010, NJNG has $15 million related to CIP accrued to be recovered in regulatory assets in the Consolidated Balance Sheets.

Customer growth

In conducting NJNG's business, management focuses on factors it believes may have significant influence on its future financial results. NJNG's policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG's customer growth in its service territory, which can be influenced by political and regulatory policies, the delivered cost of natural gas compared with competing fuels, interest rates and general economic conditions.

NJNG added 6,189 new customers during fiscal 2010, an increase of 1.3 percent, which is expected to increase annual utility gross margin by approximately $3.3 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2011 and 2012. We believe that this growth rate would increase utility gross margin under its base rates by approximately $3.4 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by NYMEX settlement prices, which ranged from $3.65 per MMBtu to $5.81 per MMBtu and from $2.84 per MMBtu to $7.47 per MMBtu during fiscal 2010 and 2009, respectively. As of September 30, 2010, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.29 per MMBtu, 4.4 percent lower than the average settlement price of $4.49 per MMBtu during fiscal 2010.

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by the beginning of the winter heating season and at least 25 percent of the gas purchase requirements for the following April through March period. This is accomplished with financial derivatives, including those that are used in the incentive programs described below.

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized Basic Gas Supply Service (BGSS) Tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs, therefore, changes in such costs do not impact NJNG's earnings. NJNG's cost of gas includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of incentive programs, and hedging transactions. NJNG monitors its actual gas costs in comparison to its tariff rates in order to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. See Note 3. Regulation for more information on regulatory rate treatment.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During fiscal 2010 and 2009, NJNG issued refunds and/or bill credits of $110.4 million and $49.1 million, respectively, to customers and implemented BGSS rate reductions. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In October 2008, the BPU approved a moderate expansion of certain cost and volume limitations related to the storage incentive and FRM programs that provides NJNG additional market opportunities to further reduce costs and hedge natural gas costs. Utility gross margin from incentive programs during fiscal 2010 and 2009 was $9.4 million and $12.1 million, respectively. A more detailed discussion of the impacts to margin can be found in Results of Operations of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include manufactured gas plant (MGP) remediation costs and wholesale natural gas costs (recovered through BGSS). Actual remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. NJNG reviews these costs annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation.

NJNG has recognized an obligation and regulatory asset of $201.6 million and $146.7 million as of September 30, 2010 and 2009, respectively. NJNG's obligation increased $54.9 million, or 37.4 percent during fiscal 2010. The increase during fiscal 2010 was due primarily to the annual reassessment of the MGP remediation and related costs, which caused an increase in 4 out of the 5 sites as well as a change to using the best estimate within a range of potential liability amounts. During fiscal 2009, NJNG used the minimum cost estimate within the range since the most likely outcome was not available.

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

In fiscal 2009, NJNG increased its planned infrastructure capital expenditures in order to enhance the reliability of its gas distribution system and to support economic development and job growth in New Jersey. As a result, it implemented its Accelerated Infrastructure Investment Program (AIP), as approved by the BPU, and commenced construction on 14 infrastructure projects. NJNG defers the costs associated with the AIP projects, including the cost of capital, and upon approval recovers them through its base rates for gas service.

NJNG has committed capital expenditures for fiscal 2011 of $88.2 million, of which $23.3 million is related to AIP. In June 2010, NJNG filed for approval of its AIP estimated expenditures through August 31, 2010 and requested a $5.24 million increase to base rate revenue to be effective October 1, 2010. A settlement, reflecting actual expenditures, was reached and approved by the Board on September 16, 2010 in the amount of $4.17 million. On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Investment Program (AIP II) for capital investments made

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

through August 31, 2012, in the amount of $52.2 million. The proposed AIP II includes 9 incremental capital projects and NJNG is requesting approval from the BPU for the recovery of capital expenditures through base rates. The AIP II recovery of capital investments includes NJNG's overall weighted cost of capital as approved by the BPU in April 2009. See Note 3. Regulation for a more detailed discussion on regulatory actions and recovery of capital expenditures related to AIP.

Energy efficiency

In January 2009, NJNG filed a petition with the BPU requesting approval to develop and implement economic stimulus programs in order to promote energy efficiency (EE) and conservation while stimulating the state's economy, including the establishment of a cost recovery mechanism. The petition also included a request for deferred accounting treatment, related to the costs incurred for the EE programs. The BPU subsequently approved expenditures of up to approximately $21.1 million to support 3 EE Programs. As of September 30, 2010, NJNG has spent a total of $12.1 million related to these programs.

In March 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU. The RGGI Program included a request for the recovery of a series of energy-efficiency and solar energy programs for residential and commercial customers through which enhanced rebates and incentives are provided to eligible customers. The RGGI Programs were designed to run for 3 years and, if fully subscribed as proposed, the investment would be approximately $102 million to be recovered over 15 years through NJNG's current Energy-Efficiency Rider. The BPU subsequently approved the RGGI programs on September 16, 2010, allowing NJNG to offer certain residential and commercial energy-efficiency programs for up to $9.6 million for an initial period of 12 months, effective January 1, 2011. The recovery of these energy-efficiency investments will be over a 5-year period. Other incentive programs initially include in the March 2010 RGGI petition related to air conditioning, water heating and solar incentives will be reserved for future RGGI discussions. The September 16, 2010, BPU Order also approved an OPower pilot program (energy usage information) for a 3-year period, a commercial program for combined heat and power (CHP) and a program to Foster Environmental and Economic Development (FEED). The BPU Order also approved an on-bill financing program, effective January 1, 2011, with recovery over a 10-year period from customers. The approved program costs will be subject to deferred accounting and recovery of energy-efficient investments will include NJNG's overall weighted cost of capital.

In June 2010, NJNG filed its annual EE Program filing, which includes a request to maintain the current EE Rider rate in anticipation of the implementation of the RGGI Program.

See Note 3. Regulation for a more detailed discussion on regulatory actions and recovery related to NJNG's EE programs.

Other

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG's results. Higher short term interest rates increase the cost of financing working capital while lower short term interest rates can reduce the cost.

Energy Services Segment

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the areas in which we have expertise and include states from the Gulf Coast and Mid-continent regions to the Appalachian and Northeast regions, the West Coast and Canada. NJRES' optimization activities are impacted by changes in pricing between geographic locations and/or time periods. Margins are affected by volatility in natural gas markets and as a result NJRES' financial performance can significantly differ during periods of low or high volatility.

More specifically, NJRES activities consist of the following elements, which provide for growth, while focusing on maintaining a low-risk operating and counterparty credit profile:

•	Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate gross margin;

•	Providing natural gas portfolio management services to nonaffiliated utilities, natural gas producers and electric generation facilities;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs in order to minimize the total cost required to provide and deliver natural gas to NJRES' customers by identifying the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio; and

•	Managing economic hedging programs that are designed to mitigate adverse market price fluctuations in natural gas transportation and storage commitments.

NJRES views “financial margin” as an operating metric. NJRES' financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold, transportation and storage, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of its transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical commodity portion of the transactions or as a result of conditions in the markets and therefore is more representative of the overall expected economic result.

NJRES focuses on creating value from natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-continent, Appalachian, and West Coast regions of the United States and Canada. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES may lock in these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies and transportation to which it has access. When market conditions allow, this enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES focuses on earning a margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result. This strategy is in large part dependent on volatility in natural gas markets, and in a period of economic downturn and resulting lower industrial gas consumption is more challenging to execute.

NJRES transacts with a variety of counterparties including local distribution companies, industrial companies, electric generators, retail aggregators, natural gas producers and other wholesale marketing companies. The physical sales commitments to these counterparties allows NJRES to leverage its transportation and storage capacity. These physical sale commitments are managed in an aggregate fashion, and as a result, gives NJRES the ability to extract more value from its portfolio of natural gas storage and pipeline transportation capacity. NJRES' portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

During fiscal 2010 there has been significant expansion of natural gas resources in the Northeast region as a result of drilling along the Marcellus Shale, which has caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on the earnings of NJRES. However, NJRES believes there is an opportunity to provide asset management services to exploration and production companies working on the development of these natural gas resources.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Assets Segment

NJR's subsidiary, NJR Energy Holdings Corporation, invests in natural gas “midstream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates and Steckman Ridge, a storage facility that operates under market-based rates, and is pursuing other potential opportunities that meet its investment and development criteria.

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. As of September 30, 2010, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7 million, and received cash distributions of $9.8 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR was obligated to fund 50 percent or approximately $132.5 million. Steckman Ridge is fully operational, however, should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

As of September 30, 2010, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, and net of cash distributions received, were $134.4 million and $24.6 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 149,400 customers and has been focused on growing its installation business and expanding its service contract customer base. During fiscal 2010, NJRHS entered into the residential solar energy market. CR&R seeks additional opportunities to enhance the value of its undeveloped land and investments. NJR Energy invests in other energy-related ventures through its operating subsidiaries. NJRCEV, which was formed in fiscal 2009 for the purpose of investing in clean energy projects, is a component of Retail and Other operations. Retail and Other operations also include organizational expenses incurred at NJR.

In conjunction with NJR's commitment to promoting clean energy, the Company has been actively pursuing opportunities in the renewable energy markets. NJR is currently focused on exploring solar projects through NJRHS and NJRCEV. As a result, during the second quarter of fiscal 2010 NJRHS initiated a residential solar program to invest up to $4 million on solar panel installations. The investments will qualify for a 30 percent federal investment tax credit (ITC), Solar Renewable Energy Certificates (SRECs) and may be eligible for customer rebates under the New Jersey Clean Energy Program. In addition, as of September 30, 2010, NJRCEV began entering into agreements to install rooftop solar systems on commercial buildings, which will also qualify for the ITC and be eligible for SRECs. NJRCEV has entered into contracts totaling approximately $22 million of capital investment related to these agreements as of September 30, 2010, and is also pursuing other opportunities that could potentially commence operations during fiscal 2011 and 2012. These investments are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of commercial solar projects, including timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or, at all. Since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, would have a negative impact on earnings.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. We regularly evaluate our estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Regulatory Accounting

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, NJNG is required to apply the accounting principles in the Regulated Operations Topic 980 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), which differ in certain respects from those applied by unregulated businesses. Specifically, regulated operations record assets when it is probable that certain operating costs will be recoverable from customers in future periods and record liabilities associated with probable future obligations to customers. Accordingly, NJNG recognizes the impact of regulatory decisions on its financial statements. NJNG's BGSS requires NJNG to project its natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years.

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value in the Consolidated Balance Sheets. In addition, since we choose not to designate our financial commodity derivatives as accounting hedges, changes in the fair value of NJRES' and NJR Energy's financial derivatives, as well as NJRES' contracts for the purchase and sales of natural gas are recognized in earnings, as they occur, as a component of operating revenues or gas purchases in the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts that NJRES utilizes as cash flow hedges are recorded to other comprehensive income, a component of stockholder's equity and reclassified to gas purchases in the Consolidated Statements of Operations when they settle.

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES' portfolio is valued using the most current market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES utilizes pricing information provided by non-binding broker quotations and/or other services to determine an equivalent market price. As of September 30, 2010, fair values based on market prices that are not highly visible and liquid represent an immaterial amount of the total fair value of its derivative assets and liabilities reported in the Consolidated Balance Sheets.

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods remained consistent for fiscal 2010, 2009 and 2008. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its counterparties. NJR determines this amount by using historical default probabilities corresponding to the appropriate Standard and Poor's issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this resulted in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability in the Consolidated Balance Sheets.

Accounting guidance permits companies to apply an exception for certain commodity contracts intended for normal purchases and normal sales (“normal”) for which physical delivery is probable. NJREC has elected to designate its physical commodity contracts as normal and record the deliveries on an accrual basis. As a result, NJREC recognizes the related liabilities incurred and assets acquired in the accounting period associated with the exchange of title to the underlying natural gas commodity.

We have not designated any derivatives as fair value hedges as of September 30, 2010 and 2009.

Income Taxes

We use the liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. To the extent that it is more likely than not some or all of the deferred income tax assets won't be realized, an offsetting

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

valuation allowance is recorded. As of September 30, 2010 and 2009, NJR has net deferred tax liabilities of $304.1 million and $222.8 million, respectively. We expect that all deferred tax assets will be realized, therefore, there is no valuation allowance recorded.
Accounting guidance also requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2010, we have not recorded any liabilities related to uncertain tax positions.
To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. For our unregulated subsidiaries, we recognize ITCs as a reduction to income tax expense when the property is placed in service. Changes in the federal statutes related to the ITC could have a negative impact on earnings and cash flows.

Capitalized Financing Costs

NJNG capitalizes allowance for funds used during construction (AFUDC) as a component of utility plant in the Consolidated Balance Sheets. AFUDC-equity is recorded as an increase to Interest income and AFUDC-debt is recorded as a reduction to interest expense as applicable in the Consolidated Statements of Operations. Under regulatory rate practices and in accordance with GAAP applicable to regulated operations, NJNG fully recovers AFUDC through base rates. As a result of the BPU's base rate order (Rate Order) issued in October 2008, NJNG implemented certain rate design changes, including a change to its AFUDC calculation, allowing NJNG to recover an incremental cost of equity component during periods when its short-term debt balances were lower than its construction work in progress balance. This results in a non-cash income statement recognition that is capitalized as a component of utility plant. If any of these amounts were deemed to be unrecoverable, NJNG would record a charge for the unrecoverable portion in the Consolidated Statements of Operations.

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures that will be necessary to remediate and monitor these MGP sites. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and presently enacted laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and the loss can be reasonably estimated. NJNG will determine a range of liabilities and will record the best estimated amount or if no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since our management believes that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $201.6 million on the Consolidated Balance Sheets, which is based on the best estimate.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2010 and 2009, $75.7 million and $85.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Postemployment Employee Benefits

NJR's costs of providing postemployment employee benefits are dependent upon numerous factors including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the projected benefit obligations (PBO). In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

NJR's postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation, effective October 1, 2010, of 39 percent, 20 percent and 41 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in operations and maintenance expense on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption:
Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(9,978)	$(910)
Discount rate	(1.00)%	$12,498	$1,064
Rate of return on plan assets	1.00%	n/a	$(625)
Rate of return on plan assets	(1.00)%	n/a	$625

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(13,018)	$(1,204)
Discount rate	(1.00)%	$16,564	$1,494
Rate of return on plan assets	1.00%	n/a	$(229)
Rate of return on plan assets	(1.00)%	n/a	$230

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$15,474	$2,308
Health care cost trend rate	(1.00)%	$(12,421)	$(1,827)

Recently Issued Accounting Standards and Updates

Effective July 1, 2009, the FASB ASC became the single source of authoritative GAAP, restructuring previously issued standards into a topical based model. For a more detailed description of the ASC and recently issued accounting standards see Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

Net income increased 331.2 percent to $117.5 million in fiscal 2010, compared with $27.2 million in fiscal 2009, which was a decrease of 75 percent compared with $109.2 million in fiscal 2008. The fiscal 2010 results were $2.84 per basic share and and $2.82 per diluted share, compared with the fiscal 2009 results of $0.65 per basic share and $0.64 per diluted share and fiscal 2008 results of $2.61 per basic share and $2.59 per diluted share. Changes in net income were partially driven by unrealized gains (losses) of $16.8 million, $(39.3) million and $6 million, after taxes, for the years ended September 30, 2010, 2009 and 2008, respectively, as well as certain realized (losses) gains associated with natural gas in inventory of $(1.1) million, $(34.5) million and $9.3 million, after taxes, for the years ended September 30, 2010, 2009 and 2008, respectively, which were due primarily to the change in the fair market value of financial derivative instruments as a result of market conditions.

The Company's Operating revenues and Gas purchases for the fiscal years ended September 30, are as follows:

($ in Thousands)	2010	2009	2008
Operating revenues	$2,639,304	$2,592,460	$3,816,210
Gas purchases	$2,167,558	$2,245,169	$3,330,756

Operating revenues increased $46.8 million and gas purchases decreased $77.6 million during fiscal 2010, compared with fiscal 2009 due primarily to:

•
an increase in operating revenues of $186.3 million and gas purchases of $64.1 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX that averaged $4.49 per MMBtu during fiscal 2010 compared with $4.68 per MMBtu during fiscal 2009. In addition, operating revenue increased due to higher unrealized gains in the value of derivatives.

•
an increase in operating revenues of $16.6 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts, which reduced NJR Energy's exposure to shifts in market pricing during fiscal 2010; partially offset by

•
a decrease in operating revenues of $136.5 million and gas purchases of $119.1 million at NJNG primarily as a result of additional bill credits and refunds during fiscal 2010 along with a decrease in firm sales due to reductions in the average periodic BGSS rate for residential and small commercial customers and weather being 9.4 percent warmer than the prior year, partially offset by an increase in off-system sales.

Operating revenues decreased $1.2 billion and Gas purchases decreased $1.1 billion during fiscal 2009 compared with fiscal 2008 due primarily to:

•
a decrease in Operating revenues of $1.2 billion and Gas purchases of $1 billion at NJRES and a decrease in Operating revenues of $8.8 million at Retail and Other as a result of lower average prices on the NYMEX;

•
an increase in Operating revenues of $3.2 million and a decrease in Gas purchases of $43.3 million at NJNG. The increase in Operating revenue was due primarily to an increase in base rates, while increased credits from incentive programs contributed to the decrease in Gas purchases.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 490,400 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

NJNG's business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG receives most of its gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the year.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The Electric Discount and Energy Competition Act (EDECA) provides the framework for New Jersey's retail energy markets, which are open to competition from other electric and natural gas suppliers. Currently, NJNG's residential and commercial markets are open to competition, and its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state's natural gas utilities, however, all customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Operating Results

NJNG's financial results for the fiscal years ended September 30 are as follows:

(Thousands)	2010	2009	2008
Utility Gross Margin
Operating revenues	$945,480	$1,082,001	$1,078,824
Less:
Gas purchases	590,813	709,906	753,249
Energy and other taxes	48,958	66,768	58,539
Regulatory rider expense	46,076	44,992	39,666
Total Utility Gross Margin	259,633	260,335	227,370
Operation and maintenance expense	103,226	106,814	98,035
Depreciation and amortization	31,464	29,417	37,723
Other taxes not reflected in utility gross margin	4,009	3,740	3,476
Operating income	120,934	120,364	88,136
Other income	4,343	3,474	3,460
Interest expense, net of capitalized interest	16,618	18,706	21,277
Income tax provision	38,417	39,729	27,840
Net income	$70,242	$65,403	$42,479

Utility Gross Margin

NJNG's utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries.

Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin.

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG's BGSS tariff approved by the BPU. The BGSS tariff rate includes projected natural gas costs, which include fees paid to pipelines and storage facilities, and the impact of hedging activities and incentive programs. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff rate in subsequent years.

TEFA, which is included in energy and other taxes in the Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating revenues and gas purchases decreased by $136.5 million, or 12.6 percent, and by $119.1 million, or 16.8 percent, respectively during fiscal 2010 compared with fiscal 2009 as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $131.1 million, inclusive of sales tax, and $122.9 million, respectively, as a result of a decrease of approximately 28 percent in the average periodic BGSS rate per therm for residential and small commercial customers and 7.4 percent per therm for large commercial customers, offset by an increase in riders of 6.5 percent per therm;

•
a decrease in operating revenues and gas purchases in the amount of $61.3 million and $57.3 million, respectively, due to a combination of refunds and bill credits in fiscal 2010 of $110.4 million, compared with bill credits in fiscal 2009 of $49.1 million, inclusive of sales tax refunds of $7.2 million and $3.2 million, respectively. NJNG extends refunds and credits to customers to manage reductions in the cost to acquire wholesale natural gas, compared with the established rate included in its BGSS tariff ;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $64.8 million and $46 million, respectively, due to lower therm usage due primarily to customer conservation and weather being 9.4 percent warmer than the prior year, partially offset by an increase in operating revenue of $13 million, as a result of higher accruals relating to the CIP during fiscal 2010; partially offset by

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $103.2 million and $103.3 million, respectively, as a result of 55 percent higher volumes due primarily to greater opportunities in the wholesale energy market.

NJNG's Operating revenues increased by $3.2 million, or 0.3 percent, and Gas purchases decreased by $43.3 million, or 5.8 percent, during fiscal 2009, compared with fiscal 2008 as a result of:

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

•
a net decrease in Operating revenue and Gas purchases of $15 million related to fiscal 2009 temporary rate credits of approximately $45 million extended to customers, compared with a BGSS refund of $30 million given to customers during fiscal 2008. NJNG extends these credits and refunds to its customers to manage the recovery of its gas costs during periods when wholesale natural gas costs are declining in comparison with the established rate included in NJNG's BGSS tariff;

•
a decrease of $6.5 million in Gas purchases related to increased amounts received through the storage incentive program due primarily to the timing of the incentive margins during the program's injection period compared with the same period in the prior fiscal year;

•
a decrease in Operating revenue and Gas purchases related to interruptible sales in the amount of $6.1 million and $5.4 million, respectively, due to a decrease in sales to electric co-generation customers; and

•
a decrease of $1.7 million in Gas purchases related to increased amounts earned through the financial risk management (FRM) and capacity release incentive programs of $3.8 million in fiscal 2009 compared with $2.1 million in fiscal 2008 due primarily to lower NYMEX market prices in comparison to published benchmark prices, resulting in additional opportunities to purchase call options that were below the established quarterly Financial Risk Management (FRM) benchmark pricing levels.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Consolidated Statements of Operations, totaled $49 million, $66.8 million and $58.5 million in fiscal years 2010, 2009 and 2008, respectively. Sales tax decreased in fiscal 2010 due primarily to a decrease in operating revenue from firm sales of $271 million, compared with fiscal 2009. For fiscal 2009, sales tax increased as a result of the increase of $120.1 million in operating revenue from firm sales, compared with fiscal 2008.

Regulatory rider expenses are calculated on a per-therm basis. Regulatory rider expenses totaled $46.1 million, $45 million and $39.7 million in fiscal 2010, 2009 and 2008, respectively. The increase during fiscal 2010 is due primarily to an increase of 17.5 percent in the EE rider that went into effect August 2009, partially offset by a decrease of 11.5 percent in the USF rider that went into effect as of October 12, 2009. The increase during fiscal 2009 is due primarily to an increase in the rider rate coupled with an increase in firm throughput of 4.1 Bcf compared with fiscal 2008.

NJNG's utility gross margin is comprised of the following components:

•	Utility firm gross margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where margins generated or savings achieved from BPU-approved Off-system Sales, Capacity Release, Financial Risk Management or Storage Incentive programs (defined below in Incentive Programs) are shared between customers and NJNG; and

•Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	2010		2009		2008
($ in thousands)	Gross Margin	Bcf	Gross Margin	Bcf	Gross Margin	Bcf
Utility Gross Margin/Throughput
Residential	$170,556	40.3	$170,509	43.6	$154,307	40.8
Commercial, Industrial and other	45,041	8.2	47,767	9.8	45,503	9.0
Firm Transportation	34,268	10.1	29,683	9.4	19,722	8.9
Total Firm Margin/Throughput	249,865	58.6	247,959	62.8	219,532	58.7
Incentive programs	9,357	83.9	12,057	66.1	7,656	34.5
Interruptible	411	7.7	319	4.1	482	6.4
BPU settlement	—	—	—	—	(300)	—
Total Utility Gross Margin/Throughput	$259,633	150.2	$260,335	133.0	$227,370	99.6

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales remained flat during fiscal 2010, compared with fiscal 2009. Although NJNG delivered 40.3 Bcf's compared with 43.6 Bcf's delivered during fiscal 2009, utility firm gross margin included an increase of $13 million in the CIP accrual. During fiscal 2009 NJNG delivered 43.6 Bcf 's compared with 40.8 Bcf's to its residential customers. Utility firm gross margin from residential service sales increased to $170.5 million during fiscal 2009, compared with $154.3 million during fiscal 2008 due primarily to an increase in base rates that became effective at the beginning of the fiscal 2009, partially offset by a decrease of $19.2 million in the amounts accrued through the CIP mechanism.

Utility firm gross margin from commercial and industrial service sales decreased $2.7 million to $45 million during fiscal 2010, from $47.8 million during fiscal 2009, resulting from a reduction in volumes of natural gas delivered due primarily to a

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

decrease of approximately 1,500 commercial customers. The majority of these customers transferred to the transportation class of customers. Utility firm gross margin from commercial and industrial service sales increased $2.3 million from $45.5 million during fiscal 2008, due primarily to the BGSS base rate increase.

Utility firm gross margin from transportation service increased $4.6 million to $34.3 million during fiscal 2010, from $29.7 million during fiscal 2009, and increased $10 million from $19.7 million during fiscal 2008. The improvement in margins during both periods was due primarily to an increase in transportation customers largely as a result of marketing activity by third party natural gas providers in NJNG's distribution territory, in addition to customers that transferred from commercial sales, as noted above.

The following table shows residential and commercial customers using transportation services as of the fiscal years ended September 30:

	2010	2009	2008
Residential transport	17,932	14,608	11,542
Commercial transport	7,792	6,357	5,288
Total transport	25,724	20,965	16,830

As a result of NJNG's implementation of the CIP, utility gross margin is no longer linked to customer usage. The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG's utility gross margin recoveries for variances not only due to weather but also for other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an earnings test, which contains a return on equity component of 10.3 percent.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism for the fiscal years ended September 30:

(Thousands)	2010	2009	2008
Weather (1)	$9,032	$(177)	$9,073
Usage	6,886	3,101	13,033
Total	$15,918	$2,924	$22,106

(1)
Compared with the 20-year average, weather was 8.6 percent warmer-than-normal during fiscal 2010, 0.9 percent colder-than-normal during fiscal 2009 and 8.7 percent warmer-than-normal during fiscal 2008.

NJNG added 6,189, 5,841 and 7,175 new customers in fiscal 2010, 2009 and 2008, respectively. In addition, NJNG converted 667, 709 and 728 existing customers to natural gas heat and other services in fiscal 2010, 2009 and 2008, respectively. The slight increase in customer growth is due primarily to a 12 percent increase in the residential new construction market and a 20 percent increase in the commercial conversion market. The customer growth during fiscal 2010 represents an estimated annual increase of approximately 0.73 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.3 million annually to utility gross margin. The decline in customer growth rate in fiscal 2009 was driven by a slower new construction market.

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

The Financial Risk Management (FRM) program is designed to provide price stability to NJNG's natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to economically hedge NJNG's natural gas costs. Gross margin is generated by entering into financial option positions that have a strike price below a published quarterly benchmark, minus premiums and associated fees. NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS.

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

On October 3, 2008, the BPU approved the rate order, which extended the incentive programs through October 31, 2011, and provided changes to certain volume and cost limitations surrounding these incentive programs. See Note 3. Regulation.

Utility gross margin generated by NJNG's incentive programs decreased $2.7 million in fiscal 2010 to $9.4 million from $12.1 million during fiscal 2009, and included a decrease of $1.8 million in the FRM program due primarily to lack of market opportunities, a decrease of $315,000 related to the storage incentive program and a decrease of $461,000 related to capacity release. Utility gross margin from incentive programs increased $4.4 million in fiscal 2009 , compared with $7.7 million of utility gross margin in fiscal 2008. The increase in utility gross margin was due primarily to an increase of $1.2 million in off-systems sales, an increase of $1.5 million in capacity release and an increase of $1.5 million in storage incentives.

Interruptible Revenues

As of September 30, 2010, NJNG serves 43 customers through interruptible transportation and sales services compared with 45 customers in fiscal 2009 and 46 customers in fiscal 2008. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

Operation and Maintenance Expense

Operation and maintenance expense decreased $3.6 million, or 3.4 percent, during fiscal 2010, compared with fiscal 2009, due primarily to the following:

•	a decrease in bad debt expense of $3.9 million due primarily to lower reserve requirements during fiscal 2010 as a result of BGSS customer credits;

•	a decrease of $2.5 million due primarily to higher capitalized engineering costs during fiscal 2010;

•	a decrease in compensation costs of $1.3 million due primarily to lower incentive accruals;

•	a decrease in consulting fees of $580,000 due primarily to higher consulting fees in fiscal 2009 associated with clean energy programs that did not recur in fiscal 2010; partially offset by

•
an increase in fringe benefits of $4 million related to pension and health benefit costs due to the impact of a decline in the returns on plan assets and the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims; and

•	an increase in charitable contributions of $725,000.

Operation and maintenance expense increased $8.8 million, or 9 percent, during fiscal 2009, compared with fiscal 2008, due primarily to:

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Depreciation Expense

Depreciation expense in fiscal 2010 increased $2 million, compared with fiscal 2009, as a result of additional utility plant being placed into service. Depreciation expense decreased $8.3 million in fiscal 2009 compared with fiscal 2008 due to a rate reduction from 3 percent to 2.34 percent and amortization of previously recovered asset retirement obligations, both of which were part of the settlement of NJNG's base rate case effective the beginning of fiscal 2009.

Operating Income

Operating income decreased $570,000, or 0.5 percent, in fiscal 2010, compared with fiscal 2009, due primarily to a decrease in total utility gross margin of $702,000 and an increase in depreciation expense of $2 million, partially offset by a decrease in operation and maintenance expense of $3.6 million, as previously discussed.

Operating income increased $32.2 million, or 36.6 percent, in fiscal 2009, compared with fiscal 2008, due primarily to an increase in total utility gross margin of $33 million and a decrease in depreciation expense of $8.3 million, partially offset by an increase in operations and maintenance expense in the amount of $8.8 million, as previously discussed.

Interest Expense

Interest expense decreased $2.1 million during fiscal 2010, compared with fiscal 2009, due primarily to a decrease of $1.3 million due to lower interest rates on variable rate EDA bonds,the redemption of a $30 million bond on November 1, 2008 and a decrease of $743,000 associated with short-term debt due primarily to lower average interest rates and balances related to NJNG's commercial paper program.

Interest expense decreased $2.6 million in fiscal 2009, compared with fiscal 2008, due primarily to lower average interest rates and balances related to NJNG's commercial paper program, the redemption of a $30 million bond on November 1, 2008, as well as lower rates associated with its variable rate EDA bonds, partially offset by the issuance of long-term fixed rate debt of $125 million in May 2008.

Net Income

Net income increased $4.8 million, or 7.4 percent, to $70.2 million in fiscal 2010, compared with fiscal 2009, due primarily to lower interest expense of $2.1 million, as discussed above, a decrease in income tax expense $1.3 million resulting from a lower effective tax rate due primarily to a favorable state tax apportionment change, an increase in other income of $869,000 due primarily to AFUDC equity of $1.6 million as a result of lower short-term debt balances in relation to construction work in progress associated with the AIP Program, and an increase in operating income of $570,000, as discussed above.

Net income increased $22.9 million, or 54 percent, to $65.4 million in fiscal 2009, compared with fiscal 2008, due primarily to an increase in Operating income of approximately $32.2 million and lower Interest expense of $2.6 million, as discussed above, partially offset by higher income tax expense of $11.9 million, as a result of the higher pre-tax income.

Energy Services Segment

NJRES is a non-regulated natural gas marketer principally engaged in the optimization of natural gas storage and transportation assets. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational or basis spreads,” and pricing differences across time horizons, commonly referred to as “time spreads.” To capture these price differences, NJRES may enter into contracts for the future delivery and sales of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and can include futures, options, and swap contracts, which are all predominantly actively quoted on the NYMEX.

Typically, periods of greater price volatility provide NJRES with additional opportunities to generate margin by managing its financial hedge transactions with the intent of further improving the respective time or locational spreads on a forward basis.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The strategies used in capturing the value associated with these price differences include, but are not limited to the following:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

◦	NJRES can purchase gas to inject into storage and concurrently lock in margin with a contract to sell the natural gas at a higher price at a future date;

◦	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price; and

◦	NJRES can “borrow” gas from a pipeline or storage operator and repay that gas at a later date, and earn a margin by selling the gas at a later date at a higher price and/or by receiving a fee.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

◦
NJRES can utilize its pipeline capacity by purchasing natural gas at a lower price location and transporting to a higher value location. NJRES can enter into a basis swap contract, a financial commodity derivative based on the price of natural gas at 2 different locations, when it will lead to positive cash flows and margin for NJRES.

Because NJRES has physical storage and transportation capacity contracts it is able to take advantage of the continuous daily changes in supply and demand in the market areas in which it operates. By utilizing those contracts to assist natural gas marketers, local distribution companies, industrial companies, electric generators, natural gas producers and retail aggregators in managing their gas supply needs, NJRES has opportunities to deliver the gas from storage, purchase flowing gas, or move the gas along a more economically advantageous transportation route than originally planned thereby improving the initial margin. The combination of strategically positioned natural gas storage and transportation assets and physical purchase and sales contracts provides NJRES with a significant amount of arbitrage opportunities that are typically more prevalent during periods of high daily price volatility.

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. Prior to fiscal 2009, NJRES applied normal accounting treatment as allowed by GAAP to certain of its physical commodity contracts, under which related liabilities incurred and assets acquired were recorded when title to the underlying commodity passed. As of October 1, 2008, NJRES has elected not to use normal accounting treatment. Therefore, all NJRES physical commodity contracts are recorded at fair value in the Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of operating revenues and gas purchases, respectively, in the Consolidated Statements of Operations.

The changes in fair value of NJRES' financial derivative instruments, which are financial futures, swaps and option contracts are also recognized in the Consolidated Statements of Operations, as a component of gas purchases.

NJRES' financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of gas purchases in the Consolidated Statements of Operations during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of gas purchases in the Consolidated Statements of Operations.

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

Operating Results

NJRES' financial results for the fiscal years ended September 30 are summarized as follows:

(Thousands)	2010	2009	2008
Operating revenues	$1,685,044	$1,498,742	$2,714,733
Gas purchases (including demand charges)	1,601,701	1,537,634	2,577,667
Gross margin (loss)	83,343	(38,892)	137,066
Operation and maintenance expense	14,947	16,468	27,384
Depreciation and amortization	153	205	206
Other taxes	858	1,574	1,134
Operating income (loss)	67,385	(57,139)	108,342
Other income	15	570	204
Interest expense, net	1,439	322	2,574
Income tax provision (benefit)	23,250	(24,259)	38,806
Net income (loss)	$42,711	$(32,632)	$67,166

NJRES records its financial derivative instruments using fair market values. The mark-to-market changes on these financial instruments are reflected as a component of Gas purchases in the Consolidated Statements of Operations.

As of September 30, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	31.4 Bcf of net short futures contracts and fixed swap positions, and;

•	11.1 Bcf of net short basis swap positions.

As of September 30, 2009, NJRES' portfolio of financial derivative instruments was comprised of:

•	31.5 Bcf of net short futures contracts and fixed swap positions, and;

•	11.5 Bcf of net short basis swap positions.

As of September 30, 2008, NJRES' portfolio of financial derivative instruments was comprised of:

•	20.7 Bcf of net short futures contracts and fixed swap positions, and;

•	46.4 Bcf of net short basis swap positions.

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Gross margin during fiscal 2010 was higher by approximately $122.2 million compared with fiscal 2009, due primarily to lower realized losses year-over-year coupled with unrealized gains during fiscal 2010 compared to unrealized losses during fiscal 2009.

NJRES had realized (losses) of $(3.5) million and $(55.9) million during fiscal 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized losses pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The decrease in losses incurred during fiscal 2010, resulted from more favorable settlement prices compared with the prior year. However, in each year the settlement prices as compared with the original hedge prices (or trade prices) resulted in losses.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRES also had unrealized gains (losses) of $31.1 million and $(47.6) million during fiscal 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions will be realized.

Offsetting the higher margin that resulted from the higher net gains discussed above, was a decrease in realized margin associated with physical sale of natural gas during fiscal 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

Gross margin during fiscal 2009, decreased by $176 million, compared with fiscal 2008, due primarily to higher realized losses associated with economic hedges of the purchase prices of natural gas in inventory as well as increased unrealized losses during fiscal 2009. The combination of these changes in values generated a net unfavorable variance of $(136.5) million in overall values on its financial and physical commodity contracts compared with fiscal 2008.

NJRES' results during fiscal 2009, were impacted by the continuing decline in the price of natural gas resulting in realized (losses) related to gas in inventory of $(55.9) million compared with gains of $14.5 million during the prior year. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The losses incurred during fiscal 2009 resulted from a lower settlement price compared with the original hedge price (or trade price) consistent with a general decline in the market price of natural gas. Conversely, fiscal 2008 was a period of rising commodity prices, therefore NJRES recorded realized gains as a result of settlement prices that were generally higher in comparison to initial trade prices.

As these financial contracts settle, the physical gas is purchased and injected into storage. These physical gas injections and the associated financial hedges are part of the NJRES' business strategy to subsequently sell the natural gas from storage in the future. The realized amounts are a component of the anticipated financial margin associated with the overall strategy, and as a result of certain accounting requirements, are recognized in current earnings and result in a timing difference until the related gas is sold at which time, NJRES will realize the entire margin on the transaction.

In addition to the realized amounts discussed above, NJRES had unrealized (losses) gains of $(47.6) million and $18.4 million during fiscal 2009 and fiscal 2008, respectively. The unrealized losses relate to certain derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. These unrealized amounts relate to physical and financial contracts that lock in a sale price on the physical gas that will be sold. When NJRES sells the purchased gas, the associated financial hedges will be settled and any previously recognized unrealized amounts related to these transactions will be realized.

Also contributing to the lower margin that resulted from the higher net losses discussed above, was a decrease in storage spreads during fiscal 2009, as described further in the discussion of financial margin in the Non-GAAP measures section.

Non-GAAP measures

Management of the Company uses non-GAAP measures, noted as “financial margin” and “net financial earnings”, when evaluating the operating results of NJRES. Since NJRES economically hedges its natural gas purchases and sales with derivative instruments, management uses these measures to compare NJRES' results against established benchmarks and earnings targets as it eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Volatility can occur as a result of timing differences surrounding the recognition of certain gains and losses. These timing differences can impact GAAP earnings in 2 ways:

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

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can be different than was originally planned at the beginning of the transaction.

The following table is a computation of financial margin of NJRES for the fiscal years ended September 30:

(Thousands)	2010	2009	2008
Operating revenues	$1,685,044	$1,498,742	$2,714,733
Less: Gas purchases	1,601,701	1,537,634	2,577,667
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(31,113)	47,631	(18,449)
Effects of economic hedging related to natural gas inventory	3,469	55,940	(14,528)
Financial margin	$55,699	$64,679	$104,089

A reconciliation of operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows for the years ended September 30:

(Thousands)	2010	2009	2008
Operating (loss) income	$67,385	$(57,139)	$108,342
Add:
Operation and maintenance expense	14,947	16,468	27,384
Depreciation and amortization	153	205	206
Other taxes	858	1,574	1,134
Subtotal - Gross margin (loss)	83,343	(38,892)	137,066
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(31,113)	47,631	(18,449)
Effects of economic hedging related to natural gas inventory	3,469	55,940	(14,528)
Financial margin	$55,699	$64,679	$104,089

A reconciliation of NJRES' net (loss) income to net financial earnings is as follows for the years ended September 30:

(Thousands)	2010	2009	2008
Net (loss) income	$42,711	$(32,632)	$67,166
Add:
Unrealized (gain) loss derivative instruments and related transactions, net of taxes	(19,029)	29,337	(10,838)
Effects of economic hedging related to natural gas inventory, net of taxes	1,132	34,474	(9,325)
Net financial earnings	$24,814	$31,179	$47,003

Financial margin decreased $9 million to $55.7 million during fiscal 2010 from $64.7 million during fiscal 2009. NJRES' financial margin continues to be adversely impacted by the decrease in volatility in natural gas prices in its core markets caused by the economic downturn, which has led to a reduction in industrial consumption. In addition, there has been an increase in the supply of natural gas resources in NJRES' market area as a result of the exploration and production of shale gas in the Northeastern regions, which has also contributed to a compression in price. As a result, NJRES' financial margin was impacted by a decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in fiscal 2010, compared with the prior year and a decrease in overall basis spreads, which lowered the

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

overall value of the transportation portfolio. Barring a significant change in the supply of natural gas or an increase in the demand, NJRES' financial margin and net financial earnings are expected to continue to suffer.

Financial margin in fiscal 2009 decreased $39.4 million to $64.7 million from $104.1 million in fiscal 2008 due to the expiration of a favorable physical transport capacity contract servicing the Northeast market region that was no longer available for asset optimization in fiscal 2009, along with the transportation portfolio experiencing lower hedged values coupled with higher capacity fees, and a decrease in financial margin from the storage portfolio. Financial margin from the storage portfolio decreased by $22.6 million, compared with fiscal 2008, due primarily to lower average spreads on storage positions in fiscal 2009.

Operation and Maintenance Expense

Operation and maintenance expense decreased $1.5 million, or 9.2 percent, during fiscal 2010 compared with fiscal 2009 due primarily to a decrease of $2.2 million in incentive-based compensation that correlates with lower net financial earnings, a decrease of $472,000 in outside legal fees, offset by an increase in consulting fees of $1.2 million.

Operation and maintenance expense decreased $10.9 million, or 39.9 percent, during fiscal 2009, compared with fiscal 2008, due primarily to a $5.4 million decrease in incentive-based compensation and a $5.3 million decrease in charitable contributions.

Future results are subject to NJRES' ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market, supply and demand for natural gas and continued access to the capital markets.

Net Financial Earnings

Net financial earnings decreased $6.4 million and $15.8 million, respectively, during fiscal 2010 and 2009 due primarily to a reduction of optimization opportunities as well as narrower price spreads as described above, partially offset by lower operation and maintenance expense and lower income taxes that corresponds to the decrease in net financial earnings.

Midstream Assets Segment

Operating Results

The consolidated financial results of Midstream Assets for the fiscal years ended September 30 are summarized as follows:

(Thousands)	2010	2009	2008
Equity in earnings of affiliates	$12,996	$6,886	$3,467
Operation and maintenance expense	$659	$595	$369
Interest expense, net	$1,485	$1,428	$88
Net income	$6,444	$2,873	$1,839

Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The $6.1 million increase in equity in earnings during fiscal 2010 compared with fiscal 2009 was due to the contribution from Steckman Ridge, which began generating storage revenues when it became commercially operational during the third quarter of fiscal 2009. During fiscal 2009, the $3.4 million increase in equity in earnings resulted from improved earnings at Iroquois of $1.2 million as well as the start up of operations at Steckman Ridge that contributed $2.2 million. The contributions to equity in earnings from Iroquois and Steckman Ridge are summarized as follows:

(Thousands)	2010	2009	2008
Iroquois	$4,610	$4,666	$3,467
Steckman Ridge	8,386	2,220	—
Total equity in earnings	$12,996	$6,886	$3,467

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and maintenance expenses increased $64,000 during fiscal 2010 and $226,000 during fiscal 2009 compared with the respective prior fiscal years due primarily to increases in the allocation of shared service costs. Operations and maintenance expense during fiscal 2009 was also impacted by higher consulting and engineering fees compared with fiscal 2008

Interest expense, net during fiscal 2010 was consistent with fiscal 2009. Interest was capitalized during the construction period prior to Steckman Ridge becoming operational during the third quarter of fiscal 2009. The resulting increase in interest expense as a result of recognizing a full year of interest expense during fiscal 2010 compared with a partial year of interest expense recorded during fiscal 2009, was offset by a lower average borrowing rate.

Interest expense, net increased $1.4 million during fiscal 2009 compared with fiscal 2008, due primarily to interest no longer being capitalized on Steckman Ridge once it became operational during the third quarter of fiscal 2009.

Net income in fiscal 2010 and fiscal 2009 increased $3.6 million and $1.0 million compared with the respective prior fiscal years due primarily to the increase in equity in earnings, partially offset by the increases in operation and maintenance expense, as noted above in addition to increases in income taxes corresponding to the increased earnings. Net income in fiscal 2009 was also impacted by the increase in interest expense, as described above.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other for the fiscal years ended September 30 are summarized as follows:

(Thousands)	2010	2009	2008
Operating revenues	$30,551	$14,008	$22,850
Operation and maintenance expense	$29,971	$26,073	$22,806
Net loss	$(1,712)	$(8,251)	$(2,316)

Operating revenue increased $16.6 million, or 118.1 percent, in fiscal 2010, to $30.6 million compared with $14 million for fiscal 2009. The increase was due primarily to increased revenue from NJRHS of $2.6 million due primarily to an increase in maintenance contracts and appliance installations and lower unrealized losses at NJR Energy of $3.3 million, compared with $16.8 million for fiscal 2009. Unrealized gains or losses at NJR Energy are the result of the changes in values associated with financial derivative instruments that are designed to economically hedge a long-term fixed-price contract to sell gas to a counterparty.

Operating revenue decreased $8.9 million, or 38.7 percent, in fiscal 2009, to $14 million compared with $22.9 million in fiscal 2008, due primarily to greater unrealized losses at NJR Energy, which were the result of declining market prices within a portfolio of net long financial derivative positions along with a decrease in installation revenue at NJRHS.

Operation and maintenance expense increased by $3.9 million in fiscal 2010 compared with fiscal 2009, due primarily to increases in shared service costs, pension costs, materials and supplies expenses at NJRHS and start up costs related to NJRCEV's commercial solar initiatives. Operation and maintenance expenses in fiscal 2009 increased $3.3 million, compared with fiscal 2008, due primarily to higher labor costs and increased building and utilities expenses and higher health care costs at NJRHS.

Net loss during fiscal 2010 decreased $6.5 million, compared with fiscal 2009, due primarily to the impact of unrealized gains (losses) at NJR Energy as noted above, higher operations and maintenance expense and higher income tax expense as a result of the decreased operating loss. During the third quarter of fiscal 2010, NJRHS began installations associated with its residential solar program. These projects generated $118,000 of net income during the fourth quarter of fiscal 2010.

Net loss during fiscal 2009 increased $5.9 million, compared with fiscal 2008, due primarily to the decreased operating revenue at NJR Energy and NJRHS and the increased operations and maintenance expenses, partially offset by lower income tax expense as a result of the operating losses during fiscal 2009.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP measures

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments.

A reconciliation of Net (loss) income to Net financial earnings, a non-GAAP measure, is as follows:

(Thousands)	2010	2009	2008
Net loss	$(1,712)	$(8,251)	$(2,316)
Add:
Unrealized loss on derivative instruments, net of taxes	1,976	9,917	4,810
Net financial earnings	$264	$1,666	$2,494

Net financial earnings decreased $1.4 million during fiscal 2010 compared with fiscal 2009, due primarily to lower operating revenue and increased operations and maintenance expense, as noted above, partially offset by a decrease in income taxes that correlates to lower earnings. Net financial earnings also decreased during fiscal 2010 as a result of a tax charge in the amount of approximately $754,000 related to a change in the deductibility of federal subsidies associated with Medicare Part D as a result of the Patient Protection and Affordable Care Act enacted in March 2010. Net financial earnings decreased $828,000 for fiscal 2009 compared with fiscal 2008 due primarily to higher operating and maintenance expense, as described above.

Liquidity and Capital Resources

NJR's objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30 was as follows:

	2010	2009
Common stock equity	55%	53%
Long-term debt	32	35
Short-term debt	13	12
Total	100%	100%

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Automatic Dividend Reinvestment Plan (DRP) and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market, treasury shares or newly issued shares. NJR issued 225,841 shares related to the DRP and exercised options during fiscal 2010.

In 1996, the NJR Board of Directors (“Board”) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. During fiscal 2010 NJR repurchased 637,000 shares at a cost of $23.3 million. As of September 30, 2010, the Company repurchased a total of 7.1 million of those shares and may repurchase an additional 1.7 million shares under the approved program.

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

As of September 30, 2010, NJR and NJNG had committed credit facilities of $525 million with $368.7 million available under these facilities (see Note 9. Short-term debt and credit facilities).

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR believes that as of September 30, 2010, NJR and NJNG were, and currently are, in compliance with all debt covenants.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements in fiscal 2011 and 2012 will be met primarily through the issuance of short-term debt, meter sale-leasebacks and proceeds from the Company's DRP. While U.S. credit markets continue to stabilize, the impact of the credit crisis is still being felt across the economy. A return to the constrictive credit availability seen last year could possibly affect management's ability to borrow.

NJR

In March 2009, NJR repaid its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

NJR has a $325 million, 5-year revolving, unsecured credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of 7 days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the new credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR's non-regulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the new credit facility. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the London inter-bank offered rate (LIBOR) or the Federal Funds Open Rate plus an applicable spread and facility fee. As of September 30, 2010, NJR's effective rate was 0.64 percent on outstanding borrowings of $140.6 million under this credit facility.

Financial covenants contained in NJR's credit facility include a maximum debt-to-total capitalization of 65 percent. At September 30, 2010, the debt-to-total capitalization was 43 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR's credit facility.

As of September 30, 2010, NJR has 3 letters of credit outstanding, totaling $8.1 million, on behalf of NJRES. 2 of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $1 million, is used for margin requirements for natural gas transactions and will expire on December 31, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJNG

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans.

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million Series CC First Mortgage bonds.

On December 15, 2009 NJNG had an agreement for standby letters of credit that could have been drawn upon for up to $50 million. This agreement expired and was not renewed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

To support the issuance of commercial paper, NJNG had a $250 million committed credit facility with several banks, with a 5-year term, that expired on December 16, 2009. On August 24, 2009, NJNG, filed a petition with the BPU, requesting authorization over a 3-year period to issue debt, renew its expiring credit facility, enter into interest rate hedging transactions and increase the size of its meter leasing program should the necessity arise. NJNG received approval on December 1, 2009 to renew its credit facility and subsequently on December 11, 2009 entered into a new 3-year, $200 million unsecured committed credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00. NJNG had $7 million in commercial paper outstanding under this credit facility as of September 30, 2010. The other 3 requests submitted in the petition to the BPU were also authorized through September 30, 2011.

In May 2008, NJNG issued $125 million of 5.6 percent senior notes due May 15, 2018, in the private placement market pursuant to a note purchase agreement. The notes are secured until the release date (which is the date at which the security provided by the pledge under NJNG's mortgage indenture would no longer be available to holders of any outstanding series of NJNG's senior secured notes, and such indebtedness would become senior unsecured indebtedness) by an equal amount of NJNG first mortgage bonds (Series LL), and interest is payable on the Notes semi-annually. The proceeds from the notes were used to refinance short-term debt and to fund capital expenditure requirements.

NJNG is obligated with respect to loan agreements securing 6 series of variable rate bonds totaling $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with the NJNG's variable-rate debt are based on the rates of the related EDA ARS. As of September 30, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG's borrowing costs of the variable-rate debt. As of September 30, 2010, the 30-day LIBOR rate was 0.26 percent. As such, NJNG currently has a weighted average interest rate of 0.46 percent as of September 30, 2010, compared with a weighted average interest rate of 0.44 percent as of September 30, 2009.

There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. NJNG reviews alternative methods for refinancing the ARS on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

Neither NJNG nor its assets are obligated or pledged to support the NJR or NJRES facilities.

NJRES

NJRES had a 3-year, $30 million committed credit facility with a multinational financial institution that expired in October 2009. Borrowings under this facility were guaranteed by NJR. Upon expiration, the credit facility was not renewed.

Sale-Leaseback

NJNG received approximately $4.9 million, $6.3 million and $7.5 million in fiscal 2010, 2009 and 2008, respectively, related to the sale-leaseback of a portion of its gas meters. NJNG also plans to continue its meter sale-leaseback program at approximately $5 million annually.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2010.

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$544,526	$35,610	$31,220	$86,688	$391,008
Capital lease obligations (1)	77,838	14,576	17,613	15,948	29,701
Operating leases (1)	7,760	2,394	3,046	969	1,351
Short-term debt	147,600	147,600	—	—	—
New Jersey Clean Energy Program (1)	30,935	12,644	18,291	—	—
Construction obligations	2,619	2,619	—	—	—
Accelerated Infrastructure Program (AIP)	23,251	23,251	—	—	—
Remediation expenditures (2)	201,600	23,600	53,900	14,000	110,100
Natural gas supply purchase obligations-NJNG	24,036	24,036	—	—	—
Demand fee commitments-NJNG	693,962	95,279	193,680	133,096	271,907
Natural gas supply purchase obligations-NJRES	578,442	356,190	222,252	—	—
Demand fee commitments-NJRES	192,523	76,790	62,286	24,484	28,963
Total contractual cash obligations	$2,525,092	$814,589	$602,288	$275,185	$833,030

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

In fiscal 2010, the Company had no minimum pension funding requirements, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in demographic factors. In fiscal 2010 and 2009, NJR made discretionary contributions of $14.5 million and $25.6 million, respectively, to the pension plans. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed approximately $4.8 million in fiscal 2010 to its OPEB plan and expects future funding to range from $5.7 million to $6.3 million annually over the next 5 years in accordance with BPU requirements. Actual contributions may be higher or lower based on market conditions and various assumptions.

As of September 30, 2010, there were NJR guarantees covering approximately $290 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheet.

As of September 30, 2010, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7 million, and received cash distributions of $9.8 million. Should there be additional construction at the facility to improve performance, NJR would be obligated to fund up to an additional $5.7 million for a total of $132.5 million.

Included in the investment in Steckman Ridge are loans including accrued interest from NJR in the amount of $70.4 million as of September 30, 2010. NJR, as part of its funding commitment, entered into a loan agreement with Steckman Ridge in October 2007, whereby NJR is committed to fund up to a total $82.5 million in loans. The principal balance of the loans are due December 31, 2017 and can be prepaid at the option of Steckman Ridge. The principal amount of the loans accrue interest at a rate of LIBOR plus 0.95 percent, which resets quarterly.

In conjunction with NJR's goal to promote clean energy, as of September 30, 2010, the Company has entered into agreements, through NJRHS and NJRCEV, to install solar equipment on the roofs of residential homes and commercial buildings. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $26 million, including $3.6 million incurred through September 30, 2010. The capital expenditures related to these energy projects are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of residential and commercial solar projects, including timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or, at all.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total capital expenditures are estimated at $88.2 million and $70.8 million in fiscal 2011 and 2012, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2011 include an estimated $23.3 million related to AIP construction costs. As of September 30, 2010, NJNG has spent $44.9 million related to the AIP program and effective October 1, 2010, increased base rate revenue to recover the costs by approximately $4.17 million, based on expenditures incurred through August 31, 2010.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $139.4 million during fiscal 2010, compared with $267.2 million in fiscal 2009. NJR employs the indirect method when preparing its Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR's business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income increased $90.2 million during fiscal 2010, compared with fiscal 2009, due primarily to realized losses, net of tax, of $1.1 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $34.4 million during fiscal 2009, as well as an increase of $56.1 million in unrealized gains, net of tax, associated with increases in the values of financial derivative instruments at NJRES and NJREC. Changes in working capital, which were driven primarily by changes in commodity prices, were the major contributors to the $127 million decrease in cash generated from operating activities and include the following:

•
higher natural gas inventory cost at NJRES during fiscal 2010, relative to fiscal 2009, in addition to an increase in volumes during fiscal 2010 that contributed approximately $208 million toward the decrease in cash. NJRES' average cost of gas during fiscal 2010 increased approximately 9 percent from $3.37 per MMBtu to $3.67 per MMBtu compared with a 65 percent reduction in average cost of gas during fiscal 2009;

•
a decrease in NJNG's gas costs recovered of approximately $137 million during fiscal 2010 due primarily to a continuation of BPU approved BGSS rate decreases, coupled with refunds and bill credits issued to customers totaling $110.4 million during fiscal 2010 compared with bill credits of $49.1 million during fiscal 2009 and a higher BGSS rate that was in place during fiscal 2009 to allow NJNG to collect gas costs that were underrecovered from the prior fiscal year; offset by

•	a favorable change in restricted broker margin requirements of $49.5 million due primarily to a reduction in margin calls as a result of unrealized and realized gains during fiscal 2010; and.

•
a decrease in cash of $183.9 million resulting from an increase in accounts receivable balances due primarily to higher sales volumes coupled with higher average sales prices at NJRES during fiscal 2010.

•
an increase in cash of $293.8 million resulting from an increase in accounts payable balances due primarily to higher purchase volumes coupled with higher average purchase prices at NJRES during fiscal 2010.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased $81.9 million during fiscal 2009, due primarily to higher realized losses associated with natural gas in inventory at NJRES, as well as higher unrealized losses associated with decreases in the values of financial derivative instruments at NJRES and NJR Energy. In addition, changes in working capital that contributed to the increase in operating cash flows during fiscal 2009, compared with fiscal 2008 are as follows:

•
lower costs associated with natural gas inventory at NJRES due primarily to the decline in commodity prices in fiscal 2009 compared with rising prices during fiscal 2008. As a general indicator, NYMEX prices declined approximately 50 percent during fiscal 2009 compared with an increase of approximately 16 percent during fiscal 2008;

•
a reduction in receivable balances at NJRES due primarily to a 63 percent decrease in average sales price in fiscal 2009 compared with an increase in receivable balances during fiscal 2008, which resulted from a 31 percent increase in volumes coupled with a 37 percent increase in average sales prices;

•
an increase in NJNG's gas costs recovered during fiscal 2009 as a result of gas costs falling below the commodity component of NJNG's BGSS rate billed to its customers compared with fiscal 2008. The amount of gas costs overrecovered was moderated by a BGSS refund of $30 million issued to NJNG's customers during fiscal 2008 and temporary rate credits of $45 million during fiscal 2009;

These increases in operating cash flows were offset by the following:

•	discretionary cash contributions of $27.7 million to NJR's postemployment benefit plans; and

•
a decrease in NJRES payable balances primarily related to a 70 percent decrease in the cost of natural gas purchases, offset by a 25 percent increase in purchase volumes compared with an increase in both cost and volumes, during fiscal 2008, as described below.

NJNG's total future MGP expenditures are expected to total $201.6 million as of September 30, 2010. (see Note 14. Commitments and Contingent Liabilities).

Investing Activities

Cash flow used in investing activities totaled $(101.4) million during fiscal 2010, compared with $(121.3) million during fiscal 2009. The decrease in cash used was due primarily to lower contributions to Steckman Ridge, as it became commercially operational during the third quarter of fiscal 2009 and construction on the facility was substantially completed. This was offset by an increase in utility plant expenditures at NJNG and a final drawdown of $4.2 million from NJNG's restricted cash construction fund during fiscal 2009 that did not recur in fiscal 2010.

Cash flow used in investing activities totaled $(121.3) million in fiscal 2009, compared with $(103.9) million in fiscal 2008. The increase in cash used was due primarily to an increased investment in Steckman Ridge and higher NJNG utility plant expenditures offset by the drawdown from the restricted cash construction fund. NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG's capital expenditures are expected to decrease in fiscal 1/1/2011 to $88.2 million when compared with the capital spending of $94.6 million in fiscal 2010, due primarily to a reduction in AIP projects, which are estimated at $23.3 million. NJNG is expecting capital expenditures of $70.8 million in fiscal 2012.

In April 2009, Steckman Ridge received authorization to place certain injection related facilities into commercial operation and customers began to inject natural gas inventory in preparation for the initial withdrawal season. As of September 30, 2010, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7 million, and received cash distributions of $9.8 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At September 30, 2010, CR&R owned 83 acres of undeveloped land and a 56,400-square-foot building on 5 acres of land. In fiscal 2009, capital expenditures of $289,000, were primarily related to CR&R's construction of a

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

56,400-square-foot office building. During fiscal 2010, NJRHS and NJRCEV began pursuing opportunities in the renewable energy markets and as such entered into agreements to install solar equipment on residential and commercial rooftops. As of September 30, 2010, NJRHS had expenditures of $3.6 million associated with its residential installations. NJRCEV and NJRHS continue to pursue clean energy opportunities that could potentially commence operations and incur additional capital expenditures during fiscal 2011 and 2012.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2011 or 2012.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. As well, changes in financing cash flows can be impacted by the funding demands of NJRES' gas management and marketing functions.

Cash flow used in financing activities totaled $(73.3) million during fiscal 2010, compared with $(152.4) million during fiscal 2009 due primarily to lower short-term borrowings at NJR and the repayment of long-term debt of $30 million and $25 million, respectively, at NJNG and NJR during fiscal 2009 that did not recur during fiscal 2010, offset by higher dividend payments during fiscal 2010.

Cash flow used in financing activities totaled $(152.4) million in fiscal 2009, compared with cash generated during fiscal 2008 of $9.1 million. During fiscal 2009, NJNG repaid its $30 million, 6.27 percent, Series X First Mortgage bonds and NJR repaid its $25 million, 3.75 percent, unsecured senior notes. In addition, the Company reduced its short-term borrowings as a result of improved cash flow from operations.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back 6 series of auction rate securities (ARS) through the Economic Development Authority of New Jersey (EDA), and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG's rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the 30-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although the average weighted interest rate associated with the ARS was 0.46 percent as of September 30, 2010, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

NJNG received $4.9 million and $6.3 million in December 2009 and 2008, respectively, related to the natural gas meter sale and leaseback program, which is expected to be continued on an annual basis.

Credit Ratings

The table below summarizes NJNG's current credit ratings issued by 2 rating entities, Standard and Poor's (S&P) and Moody's Investors Service, Inc. (Moody's):

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity. On April 30, 2009, S&P affirmed its ratings and changed its outlook from negative to stable. On December 22, 2009, Moody's affirmed NJNG's Aa3 secured long-term debt rating and short-term P-1 rating and changed its outlook from negative to stable.

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could still face increased borrowing costs under their credit facilities. A rating set forth

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company's current short- and long-term credit ratings.

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

The regulated and unregulated natural gas businesses of the Company and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, the Company and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, the Company has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. The Company's natural gas businesses are conducted through 3 of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas and NJR Energy from time to time may enter into energy-related ventures.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2009, to September 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2010
NJNG	$(8,073)	$(40,718)	$(32,294)	$(16,497)
NJRES	27,926	94,602	64,990	57,538
NJR Energy	3,355	(7,220)	(3,865)	—
Total	$23,208	$46,664	$28,831	$41,041

There were no changes in methods of valuations during the year ended September 30, 2010.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at September 30, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013-2015	After 2015	Total Fair Value
Price based on NYMEX	$22,303	$(1,976)	$—	$—	$20,327
Price based on other external data	21,735	(910)	(111)	—	20,714
Total	$44,038	$(2,886)	$(111)	$—	$41,041

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type as of September 30, 2010:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	20.8	$3.75 - $6.35	$(11,444)
	Swaps	(8.7)	$3.85 - $5.15	(5,053)
	Options	—	$0.00 - $0.00	—
NJRES	Futures	(13.0)	$3.72 - $7.11	31,770
	Swaps	(7.3)	$3.55 - $8.46	25,761
	Options	0.6	$0.02 - $0.02	7
Total				$41,041

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2009 to September 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2010
NJRES - Prices based on other external data	$16,295	17,485	15,790	$17,990

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2009 to September 30, 2010:

(Thousands)	Balance September 30, 2009	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance September 30, 2010
NJRES	$—	25	—	$25

There were no changes in methods of valuations during the year ended September 30, 2010.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at September 30, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013-2015	After 2015	Total Fair Value
Prices based on other external data	$15	4	6	—	$25

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $13.4 million. This analysis does not include potential changes to reported credit adjustments embedded in the $53.6 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	HENRY HUB FUTURES and FIXED PRICE SWAPS
% increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated Change in Derivative Fair Value	$—	$(6,700)	$(13,400)	$(20,100)	$(26,800)
Ending Derivative Fair Value	$53,590	$46,890	$40,190	$33,490	$26,790

% decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated Change in Derivative Fair Value	$—	$6,700	$13,400	$20,100	$26,800
Ending Derivative Fair Value	$53,590	$60,290	$66,990	$73,690	$80,390

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

NJNG, NJRES and NJR Energy engage in wholesale marketing activities. NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits, daily communication with traders regarding credit status and the use of credit mitigation measures, such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

The Company's Risk Management Committee (RMC) continuously monitors NJR's credit risk management policies and procedures. The RMC is comprised of individuals from NJR-affiliated companies that meet twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2010. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any wholesale outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Unregulated counterparty credit exposure as of September 30, 2010 is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$111,603	$73,136
Noninvestment grade	8,685	204
Internally rated investment grade	36,714	19,439
Internally rated noninvestment grade	11,056	2,393
Total	$168,058	$95,172

NJNG's counterparty credit exposure as of September 30, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$16,635	$11,481
Noninvestment grade	471	283
Internally rated investment grade	251	98
Internally rated noninvestment grade	324	—
Total	$17,681	$11,862

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then the Company could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. Any such loss could have a material impact on the Company's financial condition, results of operations or cash flows.

Interest Rate Risk-Long-Term Debt

As of September 30, 2010, NJNG is obligated with respect to loan agreements securing 6 series of auction-rate bonds totaling $97 million of variable-rate debt backed by securities issued by the Economic Development Authority (EDA). The EDA bonds are ARS and have an interest rate reset every 7 or 35 days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of September 30, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG's variable-rate debt, it does impact its borrowing costs of the variable-rate debt. As of September 30, 2010, the 30-day LIBOR rate was 0.26 percent. As such, NJNG currently has a weighted average interest rate of 0.46 percent as of September 30, 2010. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

At September 30, 2010, the Company (excluding NJNG) had no variable-rate long-term debt.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company's utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions where appropriate.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of New Jersey Resources Corporation (NJR or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
improvements in the design of internal control over financial reporting related to the accounting of commodity transacting, resulting in the implementation of new and expanded processes and controls; and

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States.

The conclusion of the Company's principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2010, which appears herein.

November 24, 2010

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, common stock equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 24, 2010

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2010, of the Company and our report dated November 24, 2010, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 24, 2010

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008
OPERATING REVENUES
Utility	$937,433	$1,082,001	$1,078,824
Nonutility	1,701,871	1,510,459	2,737,386
Total operating revenues	2,639,304	2,592,460	3,816,210
OPERATING EXPENSES
Gas purchases:
Utility	576,220	707,758	753,249
Nonutility	1,591,338	1,537,411	2,577,507
Operation and maintenance	148,565	149,151	148,384
Regulatory rider expenses	45,966	44,992	39,666
Depreciation and amortization	32,267	30,328	38,464
Energy and other taxes	56,823	74,750	65,602
Total operating expenses	2,451,179	2,544,390	3,622,872
OPERATING INCOME	188,125	48,070	193,338
Other income	5,258	4,409	4,368
Interest expense, net of capitalized interest	21,251	21,014	25,811
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	172,132	31,465	171,895
Income tax provision	64,692	11,376	66,034
Equity in earnings of affiliates	10,017	7,153	3,307
NET INCOME	$117,457	$27,242	$109,168

EARNINGS PER COMMON SHARE
BASIC	$2.84	$0.65	$2.61
DILUTED	$2.82	$0.64	$2.59

DIVIDENDS PER COMMON SHARE	$1.36	$1.24	$1.11

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,364	42,119	41,878
DILUTED	41,630	42,465	42,176

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,457	$27,242	$109,168
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	(27,392)	64,465	(12,929)
Depreciation and amortization	33,192	31,142	39,367
Allowance for equity used during construction	(2,165)	(568)	—
Allowance for bad debt expense	3,307	9,739	4,530
Deferred income taxes	68,458	(31,435)	13,715
Manufactured gas plant remediation costs	(3,824)	(12,867)	(18,958)
Equity in earnings of affiliates, net of distributions received	839	2,924	(52)
Cost of removal - asset retirement obligations	(809)	(943)	(969)
Contributions to postemployment benefit plans	(19,567)	(27,676)	(1,014)
Changes in:
Components of working capital	(35,297)	154,271	(35,992)
Other noncurrent assets	3,525	5,886	(4,591)
Other noncurrent liabilities	1,691	45,061	40,093
Cash flows from operating activities	139,415	267,241	132,368
CASH FLOWS (USED) IN INVESTING ACTIVITIES
Expenditures for
Utility plant	(86,620)	(75,107)	(72,329)
Real estate properties and other	(3,558)	(388)	(1,117)
Cost of removal	(7,201)	(6,139)	(6,833)
Investments in equity investees	(4,300)	(43,843)	(23,662)
(Investment in) withdrawal from restricted cash construction fund	(445)	4,200	—
Proceeds from available for sale investments	721	—	—
Cash flows (used in) investing activities	(101,403)	(121,277)	(103,941)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,487	16,441	16,028
Proceeds from long-term debt	—	—	125,000
Tax benefit from stock options exercised	669	1,686	630
Proceeds from sale-leaseback transaction	4,925	6,268	7,485
Payments of long-term debt	(6,749)	(60,362)	(5,565)
Purchases of treasury stock	(29,650)	(30,670)	(11,039)
Payments of common stock dividends	(53,137)	(50,967)	(45,201)
Net proceeds (payments) of short-term debt	4,200	(34,800)	(78,279)
Cash flows (used in) from financing activities	(73,255)	(152,404)	9,059
Change in cash and temporary investments	(35,243)	(6,440)	37,486
Cash and temporary investments at beginning of year	36,186	42,626	5,140
Cash and temporary investments at end of year	$943	$36,186	$42,626
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(66,189)	$117,733	$(98,326)
Inventories	(38,743)	169,157	(50,747)
Recovery of gas costs	(72,688)	64,197	(37,577)
Gas purchases payable	100,290	(193,487)	134,335
Prepaid and accrued taxes	(10,431)	(8,047)	767
Accounts payable and other	291	(5,593)	(1,117)
Restricted broker margin accounts	35,468	(14,045)	(15,003)
Customers' credit balances and deposits	18,740	9,760	36,195
Other current assets	(2,035)	14,596	(4,519)
Total	$(35,297)	$154,271	(35,992)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$14,665	$18,866	$25,877
Income taxes	$24,177	$34,298	$28,763

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2010	2009

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,525,348	$1,438,945
Real estate properties and other, at cost	33,497	30,195
	1,558,845	1,469,140
Accumulated depreciation and amortization	(423,126)	(404,701)
Property, plant and equipment, net	1,135,719	1,064,439

CURRENT ASSETS
Cash and temporary investments	943	36,186
Customer accounts receivable
Billed	162,961	101,945
Unbilled revenues	7,411	8,616
Allowance for doubtful accounts	(2,993)	(6,064)
Regulatory assets	51,466	5,878
Gas in storage, at average cost	336,163	297,464
Materials and supplies, at average cost	6,070	6,026
Prepaid state taxes	55,880	37,886
Derivatives, at fair value	135,186	131,070
Restricted broker margin accounts	19,241	26,250
Deferred taxes	—	20,801
Other	12,680	18,131
Total current assets	785,008	684,189

NONCURRENT ASSETS
Investments in equity investees	169,234	160,508
Regulatory assets	454,601	391,025
Derivatives, at fair value	7,957	9,536
Other	10,614	11,333
Total noncurrent assets	642,406	572,402
Total assets	$2,563,133	$2,321,030

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share amounts)
September 30,	2010	2009

CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2010-41,173,608; 2009-41,585,751	$109,713	$109,386
Premium on common stock	251,147	249,219
Accumulated other comprehensive (loss), net of tax	(12,007)	(10,052)
Treasury stock at cost and other; shares 2010-2,719,761; 2009-2,176,724	(110,385)	(84,598)
Retained earnings	487,015	425,771
Common stock equity	725,483	689,726
Long-term debt	428,925	455,492
Total capitalization	1,154,408	1,145,218

CURRENT LIABILITIES
Current maturities of long-term debt	31,257	6,510
Short-term debt	147,600	143,400
Gas purchases payable	230,402	130,112
Accounts payable and other	47,297	44,448
Dividends payable	13,998	13,026
Deferred and accrued taxes	23,737	11,205
Regulatory liabilities	—	36,203
New Jersey clean energy program	12,644	10,920
Derivatives, at fair value	78,447	94,853
Restricted broker margin accounts	28,459	—
Customers' credit balances and deposits	91,957	73,218
Total current liabilities	705,798	563,895

NONCURRENT LIABILITIES
Deferred income taxes	278,551	235,863
Deferred investment tax credits	6,549	6,870
Deferred revenue	7,656	8,203
Derivatives, at fair value	5,640	6,250
Manufactured gas plant remediation	201,600	146,700
Postemployment employee benefit liability	93,742	89,035
Regulatory liabilities	57,648	56,450
New Jersey clean energy program	18,291	28,449
Asset retirement obligation	26,009	25,097
Other	7,241	9,000
Total noncurrent liabilities	702,927	611,917
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$2,563,133	$2,321,030

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2007	41,612	$108,223	$226,571	$(931)	$(69,948)	$386,734	$650,649
Net income						109,168	109,168
Other comprehensive (loss)				(1,783)			(1,783)
Common stock issued under stock plans	555	376	9,800		6,212		16,388
Tax benefits from stock plans			630				630
Transition adjustment - uncertain tax positions						1,188	1,188
Cash dividend declared						(46,344)	(46,344)
Treasury stock and other	(109)				(1,828)		(1,828)
Balance at September 30, 2008	42,058	108,599	237,001	(2,714)	(65,564)	450,746	728,068
Net income						27,242	27,242
Other comprehensive (loss)				(7,338)			(7,338)
Common stock issued under stock plans	636	787	10,532		9,096		20,415
Tax benefits from stock plans			1,686				1,686
Cash dividend declared						(52,217)	(52,217)
Treasury stock and other	(1,108)				(28,130)		(28,130)
Balance at September 30, 2009	41,586	109,386	249,219	(10,052)	(84,598)	425,771	689,726
Net income						117,457	117,457
Other comprehensive (loss)				(1,955)			(1,955)
Common stock issued under stock plans	289	327	1,602		5,743		7,672
Tax benefits from stock plans			326				326
Cash dividend declared						(56,213)	(56,213)
Treasury stock and other	(701)				(31,530)		(31,530)
Balance at September 30, 2010	41,174	$109,713	$251,147	$(12,007)	$(110,385)	$487,015	$725,483

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Year ended September 30,	2010	2009	2008
Net income	$117,457	$27,242	$109,168
Unrealized (loss) gain on available for sale securities, net of tax of $(1,066), $37 and $(82), respectively (1)	1,544	(52)	118
Net unrealized (loss) on derivatives, net of tax of $69, $74 and $81, respectively	(97)	(105)	(122)
Adjustment to postemployment benefit obligation, net of tax of $1,464, $4,856 and $1,213, respectively	(3,402)	(7,181)	(1,779)
Other comprehensive (loss)	(1,955)	(7,338)	(1,783)
Comprehensive income	$115,502	$19,904	$107,385

(1)	Available for sale securities are included in Investments in equity investees in the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 490,400 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment and is the Company's principal non-utility subsidiary that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility that began commercial operation in April 2009. Effective October 1, 2009, Iroquois and Steckman Ridge comprise the Midstream Assets segment;

NJR Retail Holdings Corporation (Retail Holdings) has 2 principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings, NJR Energy Corporation (NJR Energy) and NJR Clean Energy Ventures (NJRCEV) are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it can absorb a majority of expected losses or returns and, therefore, would be considered a controlling financial interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2010, 2009 and 2008.

Change in Reportable Segments

Effective October 1, 2009, NJR established Midstream Assets as a new reportable segment to reflect the way it views and manages growth opportunities associated with investments in natural gas transportation and storage facilities. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated throughout this report to be consistent with current year presentation.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable return on their utility investment.

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU and in accordance with the Regulated Operations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities in the Consolidated Balance Sheets. See Note 3. Regulation, for a more detailed description of NJNG's regulatory assets and liabilities.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas in Storage

Gas in storage is reflected at average cost in the Consolidated Balance Sheets, and represents natural gas and liquefied natural gas that will be utilized in the ordinary course of business.

The following table summarizes Gas in storage by company as of September 30,

	2010		2009
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$181,098	24.7	$175,201	21.9
NJRES	155,065	42.3	122,263	36.3
Total	$336,163	67.0	$297,464	58.2

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from 1 to 5 years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets. The following table summarizes the demand charges, which are net of capacity releases and are included as a component of gas purchases and/or under/overrecovered gas costs in the Consolidated Statements of Operations:

(Millions)	2010	2009	2008
NJRES	$105.1	$114.2	$115.9
NJNG	98.6	83.2	73.9
Total	$203.7	$197.4	$189.8

NJRES expenses demand charges ratably over the term of the contract.

NJNG's cost associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's Basic Gas Supply Service (BGSS) sales and recovered as part of its wholesale gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and, therefore, recognizes them at fair value in the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of its financial commodity derivatives and physical forward contracts in Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts that NJRES designates as cash flow hedges of Canadian dollar dominated gas purchases are recorded to other comprehensive income, a component of stockholder's equity and reclassified to gas purchases in the Consolidated Statements of Operations when they settle.

The Derivatives and Hedging Topic of the ASC also provides for an exception (“normal scope exception”) for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this exception to physical commodity contracts at NJNG and NJR Energy and, therefore, does not record changes in the fair value of these contracts until the contract settles and the underlying natural gas is delivered. NJNG's derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a Regulatory asset or liability on the Consolidated Balance Sheets.

See Note 4. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

NJR has not designated any derivatives as fair value hedges as of September 30, 2010 and 2009.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair values of exchange-traded instruments, including futures, swaps, foreign exchange contracts and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management's best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts, and over-the-counter options and swaps, and certain embedded derivatives, management uses available market data and pricing models to estimate fair values. Estimating fair values of instruments that do not have quoted market prices requires management's judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Revenues

Revenues from the sale of natural gas to customers of NJNG are recognized in the period that gas is delivered and consumed by customers, including an estimate for unbilled revenue.

Unbilled revenues are associated solely with NJNG. Natural gas sales to individual customers are based on their meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading is estimated, and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on monthly send-out amounts, estimated customer usage by customer type, weather effects, unaccounted-for gas and the most current tariff rates.

Certain derivative instruments at NJRES and NJR Energy (i.e., financial futures, options or swaps) are economic hedges of forecasted purchases and sales of natural gas. These derivative instruments and commodity contracts at NJRES are recorded at fair value on the Consolidated Balance Sheets, and any change in fair value is included as a component of Gas purchases or Operating revenues, as appropriate, on the Consolidated Statements of Operations.

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

Gas Purchases

NJNG's tariff includes a component for BGSS, which is designed to allow NJNG to recover the cost of natural gas through rates charged to its customers and is normally revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities, and recovers or refunds the difference, if any, of such projected costs compared with those included in current rates. Any underrecoveries or overrecoveries are either refunded to customers or deferred and, subject to BPU approval, reflected in the BGSS rates in subsequent years.

NJRES' gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, as well as realized gains and losses of settled derivative instruments, both for physical purchase contracts and all financial contracts and unrealized gains and losses on the change in fair value of financial derivative instruments that have not yet settled.

Income Taxes

The Company computes income taxes using the liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. See Note 13. Income Taxes.

In addition, NJR evaluates its tax positions to determine the appropriate accounting and recognition of future obligations associated with unrecognized tax benefits.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company invests in property that qualifies for federal investment tax credits (ITCs). ITC's at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITC's at NJR's unregulated subsidiaries are recognized as a reduction to income tax expense when the property is placed in service.

Capitalized and Deferred Interest

Included in the Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG's Allowance for funds used during construction, (AFUDC), which are recorded in utility plant, as well as capitalized interest recorded in investments in equity investees. Corresponding amounts recognized in interest expense and other income, as appropriate, in the Consolidated Statements of Operations are as follows:

	September 30,
($ in thousands)	2010	2009	2008
AFUDC:
Debt	$978	$748	$1,129
Equity	2,165	568	—
Weighted average rate	7.39%	4.33%	4.80%

Real estate properties and other:
Capitalized interest	—	—	$79
Weighted average interest rate	—%	—%	3.70%

Investments in equity investees:
Capitalized interest	—	$1,909	$3,355
Weighted average interest rate	—%	5.27%	5.70%

Total capitalized costs	$3,143	$3,225	$4,563
Net weighted average rate	7.39%	4.80%	4.73%

Effective October 3, 2008, NJNG's base rates include the ability for NJNG to recover the cost of debt and equity associated with AFUDC and construction work in progress (CWIP).

NJR, through its subsidiary CR&R, capitalizes interest associated with the development and construction of its commercial buildings. Also, NJR capitalized interest costs associated with its development and construction of the Steckman Ridge natural gas storage facility. The facility became operational during the third quarter of fiscal 2009, therefore NJR is no longer capitalizing any costs related to Steckman Ridge. See Note 6. Investments in Equity Investees.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures. See Note 3. Regulation. Accordingly, other income included $1.7 million, $2 million and $2.6 million of deferred interest related to these SBC program costs in fiscal 2010, 2009 and 2008, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations as follows:

	September 30,
(Millions)	2010	2009	2008
Sales Tax	$41.6	$58.7	$51.0
TEFA	8.3	8.9	8.4
Total	$49.9	$67.6	$59.4

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with original maturities of 3 months or less are considered cash equivalents.

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

Depreciation is computed on a straight-line basis for financial statement purposes, using rates based on the estimated average lives of the various classes of depreciable property. The composite rate of depreciation was 2.24 percent of average depreciable property in fiscal 2010, 2.34 percent in fiscal 2009 and 3.04 percent in fiscal 2008. The rate decreases subsequent to fiscal 2008 are a result of the final rate order in October 2008, in which the BPU lowered the depreciation expense to be charged in base rates commencing in fiscal 2009. See Note 3. Regulation.

Property, plant and equipment was comprised of the following as of September 30, 2010 and 2009:

(Thousands)
Property Classifications	Estimated Useful Lives	2010	2009
Distribution Facilities	38 to 74 years	$1,229,695	$1,157,585
Transmission Facilities	35 to 56 years	186,213	181,908
Storage Facilities	34 to 47 years	42,105	40,969
All other property	5 to 35 years	100,832	88,678
		1,558,845	1,469,140
Accumulated depreciation and amortization		(423,126)	(404,701)
Property, plant and equipment, net		$1,135,719	$1,064,439

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

For the fiscal years ended September 30, 2010, 2009 and 2008, no circumstances indicating impairment were identified.

Available for Sale Securities

Included in investments in equity investees on the Consolidated Balance Sheets are certain investments in equity securities that have a fair value of $10.3 million and $7.9 million as of September 30, 2010 and 2009, respectively. Unrealized gains (losses) associated with these equity securities, which are included as a part of other comprehensive income, a component of common stock equity, were $2.6 million ($1.5 million, after tax) and $(89,000) ($(52,000), after tax) for the fiscal years ended September 30, 2010 and 2009, respectively. Reclassifications made from unrealized gains (losses) to realized gains (losses) are determined based on average cost.

Equity in Earnings

The Company accounts for its investments in Iroquois and Steckman Ridge using the equity method of accounting, where its respective ownership interests are 50 percent or less.  The Company, is not the primary beneficiary, as defined under ASC 810, and significant influence over joint venture or partnership operating and management decisions exists. The Company's share of earnings is recognized as equity in earnings of affiliates in the Consolidated Statements of Operations. Tax amounts previously reported during fiscal 2009 and 2008, of $2.9 million and $1.3 million, respectively, as a component of equity in earnings of affiliates, have been reclassified to correct the presentation of income tax provision in the Consolidated Statements of Operations. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Steckman Ridge is a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania. Steckman Ridge became operational during fiscal 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) was comprised of the following balances, net of tax as of September 30:

(Thousands)	2010	2009
Unrealized gain on available for sale securities	$4,492	$2,948
Net unrealized gain on derivatives	27	124
Postemployment benefit obligation adjustment	(16,526)	(13,124)
Total	$(12,007)	$(10,052)

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of September 30:

($ in thousands)	2010		2009
NJNG (1)	$17,983	11%	$21,398	21%
NJRES	136,064	83	73,451	72
NJRHS and other	8,914	6	7,096	7
Total	$162,961	100%	$101,945	100%

(1)	Does not include unbilled revenues of $7.4 million and $8.6 million as of September 30, 2010 and 2009, respectively.

Accounts receivable increased during fiscal 2010, due primarily to the impact of a 50 percent increase in NJRES sales volume and higher commodity prices on NJRES' receivables.

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

Pension and Postemployment Plans

NJR has 2 noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $14.5 million and $25.6 million in aggregate to the plans in fiscal 2010 and 2009, respectively. There were no contributions to the pension plans in fiscal 2008.

NJR also provides 2 primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $4.8 million, $1.9 million and $1.0 million in aggregate to these plans in fiscal 2010, 2009 and 2008, respectively.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and as a result it incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases in the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2010, 2009 and 2008.

Recent Updates to the Accounting Standards Codification (ASC)

Topic 715, Compensation-Retirement Benefits:

On December 30, 2008, the FASB issued guidance that requires additional disclosures surrounding postretirement benefit plans to provide users of financial statements information related to a company's plan assets, investment policies and strategies and significant concentrations of risk. Disclosures will include information related to the fair value of plan assets, including inputs and valuation techniques that are used to measure plan assets and the effect of Level 3 measurements on changes in plan assets. The guidance became effective for the Company on September 30, 2010. As it is a disclosure only standard, it had no impact on the Company's statement of financial position, results of operations or cash flows upon adoption.

Topic 810, Consolidation:

In June 2009, the FASB issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which will replace the quantitative assessments currently in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures will provide information on a company's involvement with VIE's. The guidance is effective at the beginning of a company's annual reporting period that begins after November 15, 2009, including interim reporting periods. The Company will adopt the provisions of the statement prospectively during its first quarter of fiscal 2011 and has concluded that it will have no impact on its financial position, results of operations and cash flows.

Topic 820, Fair Value Measurements and Disclosures:

In August 2009, the FASB issued additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, the ASU affirms the use of other permitted valuation techniques. The guidance became effective for the Company on October 1, 2009. There was no impact to the Company's statement of financial position, results of operations or cash flows upon adoption.

In January 2010, the FASB issued guidance expanding the requirement to disclose information about significant transfers into and out of Level 3 to all 3 levels of the fair value hierarchy. In addition, it requires a description of the valuation techniques and inputs used to determine Level 2 and Level 3 fair values and provides additional guidance on determining an appropriate level of disaggregation into classes of assets and liabilities in fair value disclosures. The guidance became effective for the Company on January 1, 2010. There was no impact to the Company's statement of financial position, results of operations or cash flows upon adoption.

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

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR has legal, regulatory and environmental proceedings during the normal course of business which can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable and can be estimated, in which case it is NJR's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR's policy to accrue the lower end of the range. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

3. REGULATION

Energy Deregulation Legislation

The Electric Discount and Energy Competition Act (EDECA) is the legal framework for New Jersey's public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to have its residential markets open to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG's service territory.

As required by EDECA, NJNG has restructured its prices to segregate its rates into 2 primary components, the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to bring the gas to NJNG's service territory, and the delivery portion, which represents the transportation of the commodity portion through NJNG's gas distribution system to the end-use customer. NJNG earns no utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

Under EDECA, the BPU is required to audit the state's energy utilities every 2 years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have any unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in November 2006, and a final report on findings and recommendations was approved by the BPU on January 28, 2009. The BPU's management audit order requires that the implementation of all recommendations be completed within 2 years of the date of the order.

Base Rate Order

In October 2008, the BPU unanimously approved and made effective certain changes in the design of NJNG's base rates. As a result, NJNG received a revenue increase in its base rates of $32.5 million, which was inclusive of an approximate $13 million impact of a change to the Conservation Incentive Program (CIP) baseline usage rate. Other changes included an allowed rate of return of 7.76 percent that incorporates a return on equity component of 10.3 percent and a reduction to NJNG's depreciation expense component.

Conservation Incentive Program (CIP)

The CIP was designed to decouple the link between customer usage and NJNG's utility gross margin to allow NJNG to encourage its customers to conserve energy. In addition to permitting NJNG to recover utility gross margin variations related to customer usage, the CIP similarly serves as a tracking mechanism that allows NJNG to mitigate the impact of weather on its gross margin. Recovery of such utility gross margin variations (filed for annually and recovered in the year following the end of the CIP usage year) is subject to additional conditions, including an earnings test and an evaluation of Basic Gas Supply Service (BGSS) related savings. As a result, the Weather Normalization Clause (WNC) that was previously in effect as a weather recovery mechanism has been suspended pending the continuation of the CIP.

As of September 30, 2010, NJNG has accrued $15.9 million under the CIP to be recovered from residential and commercial customers, which includes $9 million related to the weather component of the CIP and $6.9 million related to the usage component of the CIP.

The following are NJNG's BPU filings and results during fiscal 2009 and 2010 related to CIP:

•
October 2008 - The BPU provisionally approved, effective October 3, 2008, NJNG's CIP petition filed in May 2008 requesting an additional $6.8 million and modification to its CIP recovery rates. The additional amount brought the total recovery requested to $22.4 million and included amounts accrued and estimated through September 30, 2008.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
April 2009 - NJNG submitted a proposal to extend its CIP mechanism, as currently structured, until October 1, 2010. The extension was requested due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. As a result of no action taken by the BPU as of September 30, 2009, the CIP remained in effect for an additional year or until a final order was issued by the BPU.

•
June 2009 - The BPU issued their final order approving NJNG's recovery of $6.8 million of CIP rates for fiscal 2008. In addition, NJNG filed its annual BGSS and CIP filing (2010 BGSS/CIP filing) for recoverable CIP amounts for fiscal 2009, requesting approval to modify its CIP recovery rates effective October 1, 2009, resulting in total annual recovery requested for fiscal 2009 of $6.9 million, representing amounts accrued and estimated through September 30, 2009. NJNG also included a request to reduce the WNC rate to facilitate recovery of its remaining balance in fiscal 2010. The rates included in the filing were provisionally approved on September 16, 2009.

•
December 2009 - NJNG submitted a petition requesting approval from the BPU for an extension of its CIP mechanism, as currently structured, through September 30, 2013. On January 20, 2010, the BPU approved an extension to NJNG's CIP through September 30, 2013.

In addition, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. These capacity release payments provide BGSS savings pursuant to the terms of the CIP as approved in the January 20, 2010, BPU Board Order, and reduces costs to NJNG's BGSS customers.

•
June 2010 - The BPU issued their final order approving NJNG's recovery of $6.9 million of CIP rates for fiscal 2009. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) for recoverable CIP amounts for fiscal 2010, requesting approval to modify its CIP recovery rates effective October 1, 2010, resulting in total annual recovery requested for fiscal 2010 of $12.1 million, an increase of $5.2 million. The request represents recovery of amounts accrued and estimated through September 30, 2010. The request results in an increase of 0.7 percent for the average residential heating customer, which is offset by a BGSS decrease of 3.5 percent as discussed below. NJNG also included a request to maintain the current Weather Normalization Clause (WNC) rate through December 31, 2010, and transfer any remaining WNC balance to the BGSS balance.

•
September 2010 - The BPU approved, on a provisional basis, a 3.5 percent decrease for the average residential heating customer related to the BGSS rate effective September 16, 2010, an increase to the Company's pre-tax balancing charge, effective October 1, 2010, a 0.7 percent increase related to the CIP rates effective October 1, 2010, the continuation of the current WNC rate through December 31, 2010, and the transfer of any remaining WNC balance to the BGSS balance.

Basic Gas Supply Service (BGSS)

NJNG is allowed to recover the commodity cost of its gas purchased for sale to its customers through the BGSS rate component of its customers' bills. NJNG is required to make an annual filing by June 1 of each year for review of its BGSS rate with the BPU. At that time NJNG may also request a potential rate change to be effective at the beginning of the following fiscal year. NJNG is allowed to make 2 interim filings during the fiscal year period to subsequently increase residential and small commercial customer BGSS rates up to 5 percent on a self-implementing and provisional basis, after proper notice and BPU action on the June filing. Such increases, if any, are subject to subsequent BPU review and final approval.

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

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following are NJNG's BGSS filings during fiscal 2009 and 2010 related to its requested rate adjustments and refunds to its residential and small commercial customers:

•
December 2008 - NJNG provided notice that it would implement a $30 million BGSS-related rate credit that would lower residential and small commercial sales customers' bills in January and February 2009. This rate credit was due primarily to a decline in wholesale commodity costs subsequent to the October 2008 BGSS price change. On February 20, 2009, NJNG provided notice to the BPU that its BGSS-related rate credit would be extended through March 31, 2009, to reduce BGSS charges by an additional $15 million.

•
June 2009 - NJNG proposed a decrease of 17.6 percent for the average residential heating customer in its 2010 BGSS/CIP filing of which 15.7 percent was due to the reduction in commodity costs based on the continuing decline in the wholesale natural gas market. The balance of the rate change is related to changes to the CIP rate, as previously discussed, and a minor reduction to the rate related to collecting the remaining balance under the WNC. In September 2009, the BPU approved on a provisional basis a stipulation in that case which included a decrease of approximately 19 percent to the average residential heating customer of which 17.2 percent is due to the reduction to the BGSS price and the balance of rate change was related to the CIP and WNC rates as previously discussed.

•	October 2009 - NJNG provided refunds of approximately $37.4 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

•
January 2010 - NJNG notified the BPU that bill credits would be provided to residential and small commercial customers, based on individual customer usage, in February 2010 and March 2010. NJNG provided credits of approximately $35.3 million.

•
March 2010 - NJNG notified the BPU that it would extend the BGSS bill credit for residential and small commercial customers through April 30, 2010. NJNG provided credits of approximately $15.2 million.

•	May 2010 - NJNG provided refunds of approximately $22.5 million to residential and small commercial customers due to the decline in the wholesale price of natural gas.

•
June 2010 - The BPU approved the June 2009 provisional BGSS rate reduction of 17.2 percent on a final basis. In addition, NJNG filed its annual BGSS and CIP filing (2011 BGSS/CIP/WNC filing) requesting a decrease of 2.8 percent for the average residential heating customer of which 3.5 percent was due to the reduction in commodity costs. The balance of the rate change of 0.7 percent is related to changes to the CIP rate, as previously discussed.

•
September 2010 - The BPU approved, on a provisional basis, a 3.5 percent decrease for the average residential heating customer related to the BGSS rate effective September 16, 2010, an increase to the Company's pre-tax balancing charge, effective October 1, 2010, a 0.7 percent increase related to the CIP rates effective October 1, 2010, the continuation of the current WNC rate through December 31, 2010, and the transfer of any remaining WNC balance to the BGSS balance.

In addition, NJNG and NJRES entered into an asset management agreement that began in November 2010 and ends in October 2014. Under the terms of this agreement, NJNG released certain transportation contracts to NJRES for the entire term of the agreement. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG's city gate to maintain operational reliability. These capacity release payments are included in NJNG's capacity release incentive and reduce costs to NJNG's BGSS customers.

Other Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include Off-System Sales, Capacity Release, Storage Incentive and Financial Risk Management (FRM) programs. In October 2008, the BPU approved an extension of the incentive programs through October 31, 2011, and provides for an increase to the FRM program's annual cost limitation from $3.2 million to $6.4 million, an annual update to the FRM volume limitations and an increase to the annual Storage Incentive program volumes from 18 Bcf to 23 Bcf, effective the date of the Board Order.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Societal Benefits Clause (SBC)

The SBC is comprised of 3 primary riders that allow NJNG to recover costs associated with the following programs:

USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, Manufactured Gas Plant (MGP) Remediation, and the NJCEP, which is a statewide program designed to promote energy efficiency and renewable energy that all state utilities are required to fund. Recovery of SBC program costs is subject to BPU approval based on annual filings that include an updated report of expenditures incurred each year.

The following is a summary of regulatory actions during fiscal 2009 and 2010 related to SBC:

•
October 2008 - The BPU released a final Order in the NJCEP, updating state utilities' funding obligations for the period from January 1, 2009, to December 31, 2012. As a result, NJNG recorded an obligation and a corresponding regulatory asset at a present value of $44.3 million in the Consolidated Balance Sheets. As of September 30, 2010, NJNG had a $30.9 million obligation remaining.

•
January 2009 - NJNG filed an application (January 2009 SBC filing) regarding its SBC to increase its MGP factor and its NJCEP factor while maintaining its effective rate on USF. This filing, if approved, will result in an overall increase of approximately 0.48 percent per month for an average residential bill.

•
June 2009 - Natural gas utilities in the State of New Jersey collectively filed with the BPU to decrease the statewide USF rate, which was approved by the BPU on a provisional basis, effective October 12, 2009. The USF change decreased the average monthly bill of a residential heating customer by 0.6 percent.

In addition, the BPU approved the recovery of MGP remediation expenditures incurred through June 30, 2007, resulting in an expected total annual recovery of $17.7 million.

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

•
June 2010 - NJNG filed an application (June 2010 SBC filing) regarding its SBC to maintain the current MGP factor approved in April 2010 and to maintain the current NJCEP. In addition, natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF rate to be effective October 1, 2010. If approved, the USF change would result in an overall increase to the average monthly bill of a residential heating customer by 0.03 percent.

•	October 2010 - The BPU approved NJNG's USF rate, effective November 1, 2010. The BPU Order approves the recovery of the USF program year budget and the recovery of deferred USF administrative costs.

Economic Stimulus

In January 2009, NJNG filed 2 petitions with the BPU seeking approval to implement programs designed to both stimulate the state and local economy through infrastructure investments and encourage energy efficiency. The Accelerated Infrastructure Program (AIP) was approved in April 2009, and allows NJNG to expedite 14 previously planned infrastructure projects, with a cost of approximately $70.8 million. The projects are designed to maintain safe and reliable service to NJNG's customers while creating the opportunity for approximately 75 to 100 new jobs. Approved as a 2-year program, the AIP will be funded through an annual adjustment to customers' base rates. An increase in base rates of $4.17 million was approved on September 16, 2010. The second filing, for an Energy Efficiency (EE) Program and associated cost recovery mechanism, requested BPU approval to implement various programs to encourage energy efficiency for residential and commercial customers. NJNG proposed to recover the EE Program costs of $21.1 million, if fully subscribed, over a 4-year period through a clause mechanism similar to the SBC. The BPU approved the EE Program in July 2009. A true-up to actual EE Program investments and costs is to be filed with the BPU on an annual basis. In June 2010, NJNG filed its annual EE Program filing which includes a request to maintain the current EE Rider rate in anticipation of the implementation of the RGGI Program discussed below. Both the AIP and EE Programs include the recovery of NJNG's overall weighted average cost of capital on these investments.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On March 29, 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU. The RGGI Program included a request for the recovery of a series of energy-efficiency and solar energy programs for residential and commercial customers through which enhanced rebates and incentives are provided to eligible customers. The RGGI Programs were designed to run for 3 years and if fully subscribed as proposed, the investment would be approximately $102 million to be recovered through NJNG's current Energy-Efficiency Rider.

On June 1, 2010, NJNG filed for approval of its AIP expenditures in compliance with the April 2009 order. The request included the recovery of capital improvement projects for the period August 2009 through August 31, 2010. The revenue request of $5.24 million would result in an increase to base rate revenue, which is allocated to customer classes in the manner approved in the October 2008 base rate order. NJNG's AIP filing included a request to increase base rates effective October 1, 2010. A settlement was reached and approved by the Board on September 16, 2010 in the amount of $4.17 million.

On September 16, 2010, the BPU approved a RGGI Stipulation allowing NJNG to offer certain residential and commercial energy-efficiency programs for up to $9.6 million for an initial period of 12 months, effective January 1, 2011. The recovery of these energy-efficiency investments will be over a 5-year period. Other incentive programs initially included in the March 2010 RGGI petition related to air conditioning, water heating and solar incentives will be reserved for future RGGI discussions. The September 16, 2010, BPU Order also approved an OPower pilot program (energy usage information) for a 3-year period, a commercial program for combined heat and power (CHP) and a program to Foster Environmental and Economic Development (FEED). The BPU Order also approved an on-bill financing program, effective January 1, 2011, with recovery over a 10-year period from customers. The approved program costs will be subject to deferred accounting and recovery of energy-efficient investments will include the Company's overall weighted cost of capital.

On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Investment Program (AIP II) for capital investments made through August 31, 2012, in the amount of $52.2 million. The proposed AIP II includes 9 incremental capital projects and NJNG is requesting approval from the BPU for the recovery of capital expenditures through base rates. The AIP II recovery of capital investments includes the Company's overall weighted cost of capital.

In addition, NJNG filed its annual EE Program filing in compliance with the July 2009 order. The EE filing includes a request to maintain the current EE Rider rate in anticipation of the implementation of the RGGI Program.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory Assets & Liabilities

At September 30, 2010 and 2009, the Company had the following regulatory assets, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2010	2009	Recovery
Regulatory assets-current
Underrecovered gas costs	$36,485	$—	(1)
CIP	14,960	5,800	(1)
WNC	21	78	(2)
Total current	$51,466	$5,878
Regulatory assets-noncurrent
Remediation costs (Note 14)
Expended, net of recoveries	$75,707	$85,461	(3)
Liability for future expenditures	201,600	146,700	(4)
Deferred income and other taxes	13,860	11,560	(1)
Derivatives, net (Note 4)	16,497	8,073	(5)
Energy Efficiency Program	3,958	1,174	(6)
New Jersey Clean Energy Program	30,935	39,369	(6)
Pipeline Integrity Management	1,148	448	(7)
Postemployment benefit costs (Note 11)	106,225	94,305	(8)
Other regulatory assets	4,671	3,935	(6)
Total noncurrent	$454,601	$391,025

(1)	Recoverable, subject to BPU approval, without interest.

(2)
Recoverable as a result of BPU approval in October 2010, without interest. This balance reflects the net results from winter period of fiscal 2006. No new WNC activity is being recorded since October 1, 2006 due to the existence of the CIP.

(3)	Recoverable, subject to BPU approval over rolling 7-year periods, with interest.

(4)	Estimated future expenditures. Recovery will be requested when actual expenditures are incurred (see Note 14. Commitments and Contingent Liabilities).

(5)	Recoverable, subject to BPU approval, through BGSS, without interest.

(6)	Recoverable with interest, subject to BPU approval.

(7)
Recoverable, subject to BPU review and approval in the next base rate case. NJNG is limited to recording a regulatory asset that does not exceed $700,000 per year. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customer's gas costs when the net cumulative liability exceeds $1 million.

(8)
Recoverable, subject to BPU approval, without interest. Includes unrecognized service costs recorded, that NJNG has determined are recoverable in rates charged to customers (see Note 11. Employee Benefit Plans). Amount as of September 30, 2010, includes approximately $4.0 million related to changes in the tax treatment for Medicare Subsidy D expenses as a result of the Patient Protection and Affordable Care Act enacted in March 2010.

If there are any changes in regulatory positions that indicate the recovery of regulatory assets is not probable, the related cost would be charged to income in the period of such determination.

At September 30, 2010 and 2009, the Company had the following regulatory liabilities, all related to NJNG, on the Consolidated Balance Sheets:

(Thousands)	2010	2009
Regulatory liability-current
Overrecovered gas costs (1)	$—	$36,203
Total current	$—	$36,203
Regulatory liabilities-noncurrent
Cost of removal obligation (2)	$57,648	$56,450
Total noncurrent	$57,648	$56,450

(1)	Refundable, subject to BPU approval, through BGSS with interest.

(2)
NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures. Approximately $24.1 million, including accretion of $1.6 million for the fiscal year ended September 30, 2010, of regulatory assets relating to asset retirement obligations have been netted against the cost of removal obligation as of September 30, 2010 (see Note 12. Asset Retirement Obligations).

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

4. DERIVATIVE INSTRUMENTS

The Company and certain of its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and certain of its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives in accordance with the Derivatives and Hedging topic (ASC 815) of the ASC. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value in the Consolidated Balance Sheets. Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are concurrently recorded as a component of gas purchases or operating revenues, as appropriate for NJRES and NJR Energy, in the Consolidated Statements of Operations as unrealized gains or losses. For NJRES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value are recorded in other comprehensive income. When the foreign exchange contracts are settled, realized gains and losses are recorded to gas purchases in the Consolidated Statements of Operations. For NJR Energy, realized gains and losses on all financial derivatives are recorded as a component of operating revenues.

Changes in fair value of NJNG's derivative instruments, however, are recorded as a component of regulatory assets or liabilities in accordance with ASC 980 in the Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments (see Note 5. Fair Value).

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

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Consolidated Balance Sheets as of September 30:

		Fair Value
		2010		2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJNG:
Financial commodity contracts	Derivatives - current	$9,952	$24,724	$15,801	$24,274
	Derivatives - noncurrent	—	1,725	1,077	677
NJRES:
Physical forward commodity contracts	Derivatives - current	18,566	5,879	22,674	10,044
	Derivatives - noncurrent	5,482	179	3,878	214
Financial commodity contracts	Derivatives - current	106,653	47,844	89,140	60,054
	Derivatives - noncurrent	2,465	3,736	4,157	5,316
NJR Energy:
Financial commodity contracts	Derivatives - current	—	—	3,455	481
	Derivatives - noncurrent	—	—	424	43
Total fair value of derivatives		$143,118	$84,087	$140,606	$101,103

The Company, through its unregulated wholesale energy services subsidiary, which enters into natural gas transactions in Canada and consequently NJRES, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives under ASC 815. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Consolidated Balance Sheets that are designated as hedging instruments under ASC 815 as of September 30:

		Fair Value
		2010		2009
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJRES:
Foreign exchange contracts	Derivatives - current	$15	$—	$—	$—
	Derivatives - noncurrent	10	—	—	—
Total fair value of derivatives		$25	$—	$—	$—

At September 30, 2010, the notional amount of the foreign currency transactions was approximately $4.0 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

The following table reflects the balances recorded in Other Comprehensive Income relating to derivatives that the Company has designated as cash flow hedges as of September 30:

(Thousands)	Amount of Gain (Loss) in OCI (effective portions)		Amount of Gain (Loss) reclassifed from OCI into income (Gas Purchases)		Gain (Loss) recognized in income on Derivative (ineffective portion)
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$25	$—	$—	$—	$—	$—
Total	$25	$—	$—	$—	$—	$—

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJRES utilizes financial derivatives to economically hedge the margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is sold. Therefore, mismatches between the timing of the recognition of realized gains or losses on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of NJRES, although the Company's intended economic results relating to the entire transaction are unaffected.

Gains (losses) recognized at NJRES and NJR Energy are as follows as of September 30:

(Thousands)	Location of Gain (Loss) recognized in income on Derivative	Amount of Gain (Loss) recognized in income on Derivative (1)
Derivatives not designated as hedging instruments under ASC 815:		2010	2009
NJRES:
Physical commodity contracts	Operating revenues	$40,392	$8,762
Physical commodity contracts	Gas purchases	(3,608)	20,907
Financial commodity contracts	Gas purchases	89,987	33,529
Subtotal NJRES		126,771	63,198
NJR Energy:
Financial commodity contracts	Operating revenues	(509)	(9,899)
Total NJRES and NJR Energy unrealized and realized gains		$126,262	$53,299

(1)
Since the provisions of ASC 815-10-50 did not become effective for NJR until January 1, 2009, amounts for September 30, 2009 only include gains and losses for the January 1, 2009 through September 30, 2009 period, therefore, fiscal 2009 is not comparative to fiscal 2010.

Not included in the table above, are gains (losses) associated with NJNG's financial derivatives that totaled $(34.5) million and $(32.8) million for fiscal 2010 and 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities in accordance with ASC 980 and there is no impact to earnings.

NJNG, NJRES and NJR Energy had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2010	2009
NJNG	Futures	20.8	21.4
	Swaps	(8.7)	(14.5)
	Options	—	8.0
NJRES	Futures	(13.0)	(19.8)
	Swaps	(7.3)	(23.2)
	Options	0.6	4.0
	Physical	36.1	58.6
NJR Energy	Swaps	—	2.6

Broker Margin

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

(Thousands)	Balance Sheet Location	2010	2009
NJNG broker margin deposit	Broker margin - Current assets	$19,241	$16,458
NJRES broker margin deposit	Broker margin - Current (liabilities) assets	$(28,459)	$9,792

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

NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR's election not to extend credit or because exposure exceeds defined thresholds. Most of NJR's wholesale marketing contracts contain standard netting provisions. These contracts include those governed by the International Swaps and Derivatives Association (ISDA) and the North American Energy Standards Board (NAESB). The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2010. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$128,238
Noninvestment grade	9,156
Internally rated investment grade	36,965
Internally rated noninvestment grade	11,380
Total	$185,739

Conversely, certain of NJNG's, NJRES' and NJR Energy's derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. NJNG's credit rating, with respect to S&P, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010 and 2009 is $7.4 million and $22.3 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2010, the Company would have been required to post an additional $5.5 million to its counterparties. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2009, the Company would not have been required to post any additional collateral to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities, is based on quoted market prices for similar issues and is as follows:

	September 30,
(Thousands)	2010	2009
Carrying value	$460,200	$462,000
Fair market value	$495,000	$477,900

Fair Value Hierarchy

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR's Level 1 assets and liabilities include exchange traded financial derivative contracts, listed equities, and money market funds.

Level 2
Price data, which includes both commodity and basis price data other than Level 1 quotes, that is observed either directly or indirectly from publications or pricing services; NJR's level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. These additional adjustments are not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

NJNG's, NJRES' and NJR Energy's financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the cost to transport to the final delivery location is not significant to the overall valuation. If required, NJRES' policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or pricing services.

NJR Energy uses NYMEX settlement prices to value its long-dated swap contracts. NJR also has available for sale securities and other financial assets that include listed equities, mutual funds and money market funds for which there are active exchange quotes available.

When NJR determines fair values, measurements are adjusted, as needed, for credit risk associated with its counterparties, as well as its own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable Standard and Poor's issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2010:
Assets:
Physical forward commodity contracts	$—	$24,048	$—	$24,048
Financial derivative contracts - natural gas	58,824	60,246	—	119,070
Financial commodity contracts - foreign exchange	—	25	—	25
Available for sale equity securities - Energy industry (1)	10,290	—	—	10,290
Other assets	947	—	—	947
Total assets at fair value	$70,061	$84,319	$—	$154,380

Liabilities:
Physical forward commodity contracts	$—	$6,058	$—	$6,058
Financial commodity contracts - natural gas	38,497	39,532	—	78,029
Financial commodity contracts - foreign exchange	—	—	—	—
Other liabilities	936	—	—	936
Total liabilities at fair value	$39,433	$45,590	$—	$85,023

As of September 30, 2009:
Assets:
Physical forward commodity contracts	$—	$26,552	$—	$26,552
Financial derivative contracts - natural gas (2)	47,065	66,989	—	114,054
Available for sale equity securities - Energy industry (1)	7,872	—	—	7,872
Other assets	1,467	—	—	1,467
Total assets at fair value	$56,404	$93,541	$—	$149,945

Liabilities:
Physical forward commodity contracts	$—	$10,258	$—	$10,258
Financial derivative contracts - natural gas (2)	40,313	50,532	—	90,845
Other liabilities	1,467	—	—	1,467
Total liabilities at fair value	$41,780	$60,790	$—	$102,570

(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

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

In January 2010, the FASB issued guidance expanding the requirement to disclose information about transfers into and out of Level 3 to all 3 levels of the fair value hierarchy. There was no impact to the Company's statement of financial position, results of operations or cash flow upon adoption. In addition, for the fiscal year ended September 30, 2010, there were no Level 3 measurements.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the beginning and ending balances of NJRES' derivatives measured at fair value based on significant unobservable inputs as of September 30, 2009, is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Thousands)	(Level 3)
Beginning balance	$937
Total gains realized and unrealized (1)	320
Purchases, sales, issuances and settlements, net	(774)
Net transfers in and/or (out) of Level 3	(483)
Ending balance	$—

Net unrealized gains included in net loss relating to derivatives still held at September 30, 2009	$—

(1)	Gains recognized in operating revenues and gas purchases for fiscal 2009 are $77,000 and $243,000 respectively.

6. INVESTMENTS IN EQUITY INVESTEES

NJR's Investments in equity investees include the following investments as of September 30:

(Thousands)	2010	2009
Steckman Ridge	$134,359	$131,555
Iroquois	24,585	21,081
Other	10,290	7,872
Total	$169,234	$160,508

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois.

NJR's investment in Steckman Ridge, which became operational during the third quarter of fiscal 2009, increased $2.8 million in fiscal 2010, including cash investments of $4.3 million, equity in earnings of $8.3 million, less cash distributions received of $9.8 million.

The increase in NJR's investment in Iroquois was due primarily to equity in earnings of $4.6 million during fiscal 2010, offset by cash distributions received of $1.1 million.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 16. Related Party Transactions for more information on these intercompany transactions.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in other comprehensive income, a component of Common stock equity. Unrealized gains (losses) associated with these equity securities were approximately $1.5 million, net of tax of $(1.1 million), and $(52,000), net of tax of $37,000, for the years ended September 30, 2010 and September 30, 2009, respectively. During fiscal 2010, NJR received proceeds of approximately $721,000 from the sale of 15,000 shares of its available-for-sale securities and realized a gain of $527,000, which is included in other income in the Consolidated Statements of Income. There were no sales of securities during fiscal 2009.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

7.     EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2010	2009	2008
Net Income, as reported	$117,457	$27,242	$109,168
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,364	42,119	41,878
Basic earnings per common share	$2.84	$0.65	$2.61
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,364	42,119	41,878
Incremental shares(1)	266	346	298
Weighted average shares of common stock outstanding-diluted	41,630	42,465	42,176
Diluted earnings per common share(2)	$2.82	$0.64	$2.59

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2010, fiscal 2009 and fiscal 2008.

8.     LONG-TERM DEBT, DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2010	2009
New Jersey Natural Gas
First mortgage bonds:		Maturity date:
Variable	Series AA	August 1, 2030	$25,000	$25,000
Variable	Series BB	August 1, 2030	16,000	16,000
6.88%	Series CC	October 1, 2010	20,000	20,000
Variable	Series DD	September 1, 2027	13,500	13,500
Variable	Series EE	January 1, 2028	9,545	9,545
Variable	Series FF	January 1, 2028	15,000	15,000
Variable	Series GG	April 1, 2033	18,000	18,000
5.00%	Series HH	December 1, 2038	12,000	12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation-Buildings		June 1, 2021	24,611	25,620
Capital lease obligation-Meters		Various dates	34,962	35,546
Capital lease obligation-Equipment		December 1, 2013	764	991
Less: Current maturities of long-term debt			(31,257)	(6,510)
Total New Jersey Natural Gas long-term debt			378,925	405,492
New Jersey Resources
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
Total New Jersey Resources long-term debt			50,000	50,000
Total Long-term debt			$428,925	$455,492

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Annual long-term debt redemption requirements, excluding capital leases are as follows (in millions):

September 30,	Redemption
2011	$20.0
2012	$—
2013	$—
2014	$60.0
2015	$—
Thereafter	$319.8

NJNG First Mortgage Bonds

NJNG's mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG's common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, $261.1 million of NJNG's retained earnings were available for such purposes at September 30, 2010.

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

NJNG is obligated with respect to loan agreements securing 6 series of variable rate bonds totaling $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every 7 or 35 days, depending upon the applicable series On those dates an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with NJNG's variable-rate debt are based on the rates of the related EDA ARS. As of September 30, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of 30-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series ARS. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG's borrowing costs of the variable-rate debt. As of September 30, 2010, the 30-day LIBOR rate was 0.26 percent. As such, NJNG currently has a weighted average interest rate of 0.46 percent as of September 30, 2010, compared with a weighted average interest rate of 0.44 percent as of September 30, 2009.

On November 1, 2008, upon maturity, NJNG redeemed its $30 million, 6.27 percent, Series X First Mortgage bonds.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million Series CC First Mortgage bonds.

NJNG Sale-Leasebacks

NJNG's master lease agreement for its headquarters building has a 25.5-year term with 2 5-year renewal options. The present value of the agreement's minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in Utility plant and Long-term debt, respectively, on the Consolidated Balance Sheets.

NJNG received $4.9 million, $6.3 million and $7.5 million for fiscal year 2010, 2009 and 2008, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for lease payments, under both sale-leasebacks for the meters and the building, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Lease Payments
2011	$14.6
2012	8.6
2013	9
2014	8
2015	7.9
Thereafter	29.7
Subtotal	77.8
Less: interest component	(18.3)
Total	$59.5

NJR Debt

NJR had no long-term variable-rate debt outstanding at September 30, 2010 and 2009.

On March 15, 2009, NJR redeemed its $25 million, 3.75 percent, Unsecured Senior notes at maturity.

9. SHORT-TERM DEBT AND CREDIT FACILITIES

A summary of NJR's and NJNG's committed credit facilities, which require commitment fees on the unused amounts, and NJRES' committed facility that does not require a fee, are as follows:

	September 30,
(Thousands)	2010	2009
NJR
Bank credit facilities(1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$140,600	$143,400
Weighted average interest rate at end of period
Notes payable to banks	0.64%	0.57%
NJNG
Bank credit facilities(1)	$200,000	$250,000
Amount outstanding at end of period
Commercial paper	$7,000	$—
Weighted average interest rate at end of period
Commercial paper	0.26%	—%
NJRES
Bank credit facilities(2)	$—	$30,000
Amount outstanding at end of period
Notes payable to banks	$—	$—
Weighted average interest rate at end of period
Notes payable to banks	—%	—%

(1)	Company is subject to commitment fees on outstanding and unused amounts.

(2)	Facility expired in October 2009 and was not renewed.

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of September 30, 2010, NJR had $140.6 million in borrowings outstanding under the facility.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2010, NJR has 3 letters of credit outstanding, totaling $8.1 million, on behalf of NJRES. 2 of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2010, and the other expires on March 19, 2011. The other letter of credit, which totals $1 million, is used for margin requirements for natural gas transactions and will expire on December 31, 2010. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2010. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

In August 2009, NJNG filed a petition with the BPU, requesting authorization over a 3-year period to issue debt, renew its expiring credit facility, enter into interest rate hedging transactions and increase the size of its meter leasing program should the necessity arise. On December 1, 2009, NJNG received approval to renew its expiring credit facility, with an allowed duration of up to 3 years. The other 3 requests have authorization from the BPU through September 30, 2011.

Subsequent to the BPU's authorization, NJNG replaced its $250 million committed credit facility with a $200 million 3-year revolving unsecured committed credit facility on December 11, 2009, which expires in December 2012. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. As of September 30, 2010, NJNG had $7 million in borrowings outstanding under the facility.

NJNG's agreement for standby letters of credit of up to $50 million expired on December 15, 2009 and was not renewed.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

NJRES

NJRES had a 3-year, $30 million committed credit facility that expired in October 2009 and was not renewed.

10.	STOCK BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan (2007 Plan) replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2010, 2,190,368 and 82,762 shares, remain available for future issuance to employees and directors, respectively.

In fiscal 2010, included in operation and maintenance expense is $2.7 million related to stock-based compensation compared with $3.1 million and $3.2 million in fiscal 2009 and 2008, respectively. As of September 30, 2010, there remains $1.6 million of deferred compensation related to unvested shares, options and performance units that is expected to be recognized over the next 2 years.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2010	2009	2008
Stock-based compensation expense:
Stock options	$—	$148	$294
Performance shares	813	475	939
Restricted stock	1,841	2,477	1,989
Compensation expense included in Operation and Maintenance expense	2,654	3,100	3,222
Income tax benefit	(1,084)	(1,274)	(1,324)
Total, net of tax	$1,570	$1,826	$1,898

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

There were no stock options granted in fiscal 2010, 2009 and 2008.

The following table summarizes the stock option activity for the past 3 fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	700,309	$23.75
Granted	—	—
Exercised	(121,166)	$19.40
Forfeited	—	—
Outstanding at September 30, 2008	579,143	$24.66
Granted	—	—
Exercised	(245,107)	$22.38
Forfeited	(575)	$18.11
Outstanding at September 30, 2009	333,461	$26.36
Granted	—	—
Exercised	(68,307)	$23.20
Forfeited	(2,026)	$18.32
Outstanding at September 30, 2010	263,128	$27.24
Exercisable at September 30, 2010	263,128	$27.24
Exercisable at September 30, 2009	333,461	$26.36
Exercisable at September 30, 2008	506,130	$23.93

For the stock options listed above, there are no costs related to unvested options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2010:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$18.11 - $21.00	71,065	1.8	$20.47	$1,332
$21.01 - $27.00	10,500	3.0	$24.39	$156
$27.01 - $29.00	29,438	4.7	$28.54	$315
$29.01 - $30.37	152,125	4.7	$30.34	$1,350
Total	263,128	3.9	$27.24	$3,153

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Performance Shares

In fiscal 2010, the Company granted to various officers 29,865 performance shares, which are market condition awards and 24,312 performance shares, which are subject to meeting certain performance milestones (performance conditions). Both performance share grants vest on September 30, 2012 subject to certain conditions. There is $1.1 million deferred compensation related to unvested performance shares that is expected to be recognized over the next 2 years.

The following table summarizes the performance share activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past 3 fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2007	15,638	$30.05
Granted	61,980	$31.84
Vested	(15,638)	$30.05
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2008	61,980	$31.84
Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2009	61,980	$31.84
Granted	54,177	$30.05
Vested (2)	(55,905)	$31.84
Cancelled/forfeited	(9,777)	$31.04
Non-vested and outstanding at September 30, 2010	50,475	$31.07

(1)
The number of common shares issued related to performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company's achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies.

(2)
The number of common shares related to performance shares earned as of September 30, 2010, was 135 percent, or 75,472 shares. The number represented on this line is the target number of 100 percent, see footnote (1) above.

The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. In accordance with ASC 718, compensation expense for market condition grants are recognized for awards granted, and are not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of these grants on the date of grant using a Lattice model. Performance condition grants are initially fair valued at the company's stock price on grant date, and are subsequently adjusted for actual achievement of the performance goals.

Restricted Stock

In fiscal 2010, the Company issued 24,312 shares of Restricted Stock, which vest in 3 equal installments, the first installment having occurred on October 15, 2010. In fiscal 2009, the Company issued 46,500 shares of Restricted Stock, two-thirds of which vested in October 2009, and one-third of which vested in October 2010, subsequent to meeting certain performance milestones. Also, in fiscal 2009, 1,500 shares were issued, which vest in 2 equal installments, the first having occurred in April 2010. Also, in fiscal 2010 and 2009 the Company issued 24,312 and 115,211 shares of Restricted Stock, respectively, that vested immediately. There is $512,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next 2 years.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the Restricted Stock activity under the Employee and Outside Director Long-Term Incentive Compensation Plan for the past 3 fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2007	59,165	$31.80	—
Granted	97,365	$32.39	—
Vested	(53,729)	$(32.87)	$1,741
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2008	102,801	$31.80	—
Granted	163,211	$34.00	—
Vested	(154,215)	$(34.49)	$5,592
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2009	111,797	$31.30	—
Granted	24,312	$36.42	—
Vested	(74,888)	$(31.28)	$2,749
Cancelled/forfeited	(4,856)	$(33.00)	—
Non-vested and outstanding at September 30, 2010	56,365	$33.40	—

11. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

NJR has 2 trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, and all non-represented employees hired on or after October 1, 2009, are covered by an enhanced defined contribution plan instead of the defined benefit plan.

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

NJR's funding policy for its pension plans is to contribute at least the minimum amount required by the Employment Retirement Income Security Act of 1974, as amended. In fiscal 2010 and 2009, the Company had no minimum funding requirements; however, NJR made discretionary contributions to the pension plans during fiscal 2010 and 2009 totaling $14.5 million and $25.6 million, respectively. The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next 3 fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $4.8 million and $1.9 million, respectively, in fiscal 2010 and fiscal 2009 and estimates that it will contribute between $5.5 million to $6.6 million annually over the next 5 years. Additional contributions may vary based on market conditions and various assumptions.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D, for which NJR qualifies for federal subsidies. As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal year 2014 the tax deduction available to NJR will be reduced to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, NJR recorded a non-cash, after-tax adjustment of approximately $3.2 million, of which, approximately $2.4 million, relates to NJNG. Since NJR believes the $2.4 million is recoverable through the regulatory process, NJNG has recognized a regulatory asset of $2.4 million. In addition, the regulatory asset was grossed up by $1.6 million associated with the recovery of NJNG's income taxes. The non-cash, after-tax charge to NJR's non-regulated activities was $792,000.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized in the Consolidated Balance Sheets:

	Pension (1)		OPEB
(Thousands)	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$133,839	$102,383	$78,292	$53,452
Service cost	3,969	2,712	2,814	1,728
Interest cost	8,196	7,748	4,819	4,057
Plan participants' contributions	48	48	9	4
Actuarial loss	14,439	26,070	5,333	21,107
Benefits paid, net of retiree subsidies received	(5,302)	(5,122)	(1,988)	(2,056)
Benefit obligation at end of year	$155,189	$133,839	$89,279	$78,292
Change in plan assets
Fair value of plan assets at beginning of year	$100,639	$80,618	$22,195	$22,711
Actual return on plan assets	12,864	(713)	2,768	(148)
Employer contributions	14,616	25,808	4,784	1,868
Benefits paid, net of plan participants' contributions	(5,254)	(5,074)	(2,103)	(2,237)
Fair value of plan assets at end of year	$122,865	$100,639	$27,644	$22,194
Funded status	$(32,324)	$(33,200)	$(61,635)	$(56,098)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit liability
Current	$(119)	$(145)	$(97)	$(118)
Non-current	(32,205)	(33,055)	(61,538)	(55,980)
Total	$(32,324)	$(33,200)	$(61,635)	$(56,098)

(1)	Includes NJR's Pension Equalization Plan.

NJR recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. NJR records the offset to Regulatory Assets for the portion of liability relating to its regulated utility and to Accumulated Other Comprehensive Income for the portion of the liability related to its non-regulated operations.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets			Accumulated Other Comprehensive Income
	Pension	OPEB		Pension	OPEB
Balance at September 30, 2008	$30,827	$20,505		$5,753	$4,007
Amounts arising during the period:
Net actuarial loss (gain)	26,832	18,516		8,704	4,735
Amounts amortized to net periodic costs:
Net actuarial (loss)	(480)	(883)		(74)	(184)
Prior service cost	(39)	(68)		(17)	(10)
Net Transition Obligation	—	(286)		—	(71)
Balance at September 30, 2009	$57,140	$37,784	(1)	$14,366	$8,477
Amounts arising during the period:
Net actuarial loss (gain)	7,669	3,162		4,212	1,342
Amounts amortized to net periodic costs:
Net actuarial (loss)	(2,205)	(1,842)		(517)	(437)
Prior Service Cost	(39)	(68)		(16)	(7)
Net Transition Obligation	—	(286)			(70)
Balance at September 30, 2010	$62,565	$38,750	(1)	$18,045	$9,305

(1)	Balance represents amounts recognized in accordance with ASC 715 and excludes $900,000 and $1.2 million associated with a regulatory asset approved by the BPU for fiscal 2010 and 2009, respectively.

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2011 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial gain (loss)	$3,087	$2,063	$859	$548
Prior service (cost) credit	35	68	13	7
Net Transition Obligation	—	286	—	70
Total	$3,122	$2,417	$872	$625

The accumulated benefit obligation (ABO) for the pension plans, including the Pension Equalization Plan exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets are as follows:

	Pension
(Thousands)	2010	2009
Projected benefit obligation	$155,189	$133,839
Accumulated benefit obligation	$137,130	$115,883
Fair value of plan assets	$122,865	$100,639

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits, including NJR's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

		Pension			OPEB
(Thousands)	2010	2009	2008	2010	2009	2008
Service cost	$3,969	$2,712	$2,913	$2,814	$1,728	$1,795
Interest cost	8,196	7,748	6,594	4,819	4,057	3,252
Expected return on plan assets	(10,306)	(8,753)	(8,731)	(1,939)	(1,996)	(2,465)
Recognized actuarial loss	2,722	554	1,101	2,279	1,067	804
Prior service cost amortization	56	56	56	76	78	78
Recognized net initial obligation	—	—	—	356	357	357
Net periodic cost	$4,637	$2,317	$1,933	$8,405	$5,291	$3,821

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30 are as follows:

	Pension			OPEB
	2010	2009	2008	2010	2009	2008
Benefit costs:
Discount rate	6.25%	7.75%	6.25%	6.25%	7.75%	6.25%
Expected asset return	8.25%	9.00%	9.00%	8.25%	9.00%	8.50%
Compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Obligations:
Discount rate	5.5%	6.25%	7.75%	5.5%	6.25%	7.75%
Compensation increase	2.50/3.25%	3.75%	3.75%	2.50/3.25%	3.75%	3.75%

In selecting an assumed discount rate, NJR uses a modeling process that involves selecting a portfolio of high-quality corporate debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of NJR's expected future benefit payments. NJR considers the results of this modeling process, as well as overall rates of return on high-quality corporate bonds and changes in such rates over time, in determination of its assumed discount rate.

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2010	2009	2008
HCCTR	8.0%	8.0%	9.0%
Ultimate HCCTR	5.0%	5.0%	5.0%
Year ultimate HCCTR reached	2,018	2,018	2,013

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$15,474	$13,181	$8,052
Total service and interest cost	$1,571	$1,083	$973
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(12,421)	$(10,617)	$(6,571)
Total service and interest costs	$(1,234)	$(859)	$(771)

NJR's investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 6.0 percent greater than the assumed rate of inflation as measured by the Consumer price Index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2011	Assets at
	Target	September 30,
Asset Allocation	Allocation	2010	(1)	2009
U.S. equity securities	39%	39%		52%
International equity securities	20	21		18
Fixed income	41	40		30
Total	100%	100%		100%

(1)	The allocation of assets excludes a contribution of $10.1 million made on September 30, 2010, that was not yet invested in accordance with the Plan's investment policy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2011	$5,812	$2,567
2012	$6,147	$2,791
2013	$6,433	$3,022
2014	$6,796	$3,364
2015	$7,120	$3,647
2016-2020	$43,626	$24,793

NJR's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 NJR qualifies for federal subsidies.

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2011	$174
2012	$197
2013	$217
2014	$234
2015	$255
2016-2020	$1,620

In September 2006, the FASB issued new authoritative guidance which provides enhanced guidance for using fair value to measure assets and liabilities. Effective October 1, 2008, the pension and OPEB plans adopted this guidance, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. The adoption of this guidance had no material effect on the Plan's financial statements but expanded disclosures about fair value measurements.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension assets held in the Master Trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2010:
Assets:
Money market funds	$10,100	$—	$—	$10,100
Registered Investment Companies-
Equity Funds:
Large Cap Fund	18,641	—	—	18,641
Large Cap Index Fund	18,129	—	—	18,129
Small Cap Fund	6,598	—	—	6,598
World Equity Ex-US Fund	23,600	—	—	23,600
Fixed Income Funds:
Emerging Markets Debt Fund	5,714	—	—	5,714
High Yield Bond Fund	11,284	—	—	11,284
Long Duration Fund	28,799	—	—	28,799
Total assets at fair value	$122,865	$—	$—	$122,865

OPEB assets held in the Master Trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2010:
Assets:
Money market funds	$6	$—	$—	$6
Registered Investment Companies-
Equity Funds:
Large Cap Fund	4,437	—	—	4,437
Large Cap Index Fund	4,469	—	—	4,469
Small Cap Fund	1,655	—	—	1,655
World Equity Ex-US Fund	5,416	—	—	5,416
Fixed Income Funds:
Core Fixed Income Fund	7,207	—	—	7,207
Emerging Markets Debt Fund	1,470	—	—	1,470
High Yield Bond Fund	2,984	—	—	2,984
Total assets at fair value	$27,644	$—	$—	$27,644

The Plan had no Level 2 and Level 3 fair value measurements during the year and there have been no changes in valuation methodologies as of September 30, 2010. The following is a description of the valuation methodologies used for assets measured at fair value:

Money Market funds: Represents bank balances and money market funds which are valued based on the net asset value of shares held at year end.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Registered Investment Companies: Equity and fixed income funds valued at the net asset value (“NAV”) of shares held by the plan at year end as reported on the active market on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Defined Contribution Plan

The Company offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees. The Company matches 50 percent of participants' contributions up to 6 percent of base compensation.

For represented NJRHS employees and other employees who are not eligible for participation in the defined benefit plan and for non-represented employees hired on or after October 1, 2009, the Company contributes between 2 and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf.

The amount expensed and contributed for the matching provision of the Savings Plan was $1.4 million in fiscal 2010, $1.2 million in fiscal 2009 and $1.3 million in fiscal 2008.

12. ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2010	2009
Balance at October 1	$25,097	$24,416
Accretion	1,572	1,493
Additions	149	131
Retirements	(809)	(943)
Balance at September 30	$26,009	$25,097

Accretion amounts are not reflected as an expense on NJR's Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheet.

Accretion for the next 5 years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2011	$1,654
2012	1,744
2013	1,839
2014	1,921
2015	1,980
Total	$9,138

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

13. INCOME TAXES

The Company's federal income tax returns through fiscal 2006 have either been reviewed by the Internal Revenue Service (IRS), or the related statute of limitations has expired and all matters have been settled. The IRS has recently begun to examine returns for fiscal 2007 through fiscal 2009.

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows:

(Thousands)	2010	2009	2008
Statutory income tax expense	$63,753	$13,516	$61,322
Change resulting from
State income taxes	6,049	3,478	8,970
Change in tax rate	(1,423)	(715)	(1,705)
Depreciation and cost of removal	(1,986)	(2,191)	(2,253)
Investment tax credits	(769)	(322)	(322)
Fin 48 (ASC 740) and other interest accrued/(released)	—	(1,272)	1,371
Other	(932)	(1,118)	(1,349)
Income tax provision	$64,692	$11,376	$66,034
Effective income tax rate	35.5%	29.5%	37.7%

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2010	2009	2008
Current
Federal	$(7,343)	$26,860	$28,534
State	(981)	7,603	4,750
Deferred
Federal	65,258	(17,713)	27,133
State	8,527	(5,052)	5,939
Investment tax credits	(769)	(322)	(322)
Income tax provision	$64,692	$11,376	$66,034

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and liabilities, consist of the following:

(Thousands)	2010	2009
Current
(Over)under recovered gas costs	$—	$(14,874)
Pension liability	(9,260)	(7,179)
Deferred service contract revenue (1)	(2,838)	(2,636)
Other	(2,382)	(2,405)
Total current deferred tax (assets)	$(14,480)	$(27,094)

(Over)under recovered gas costs	$14,738	$—
Conservation incentive plan	6,050	2,415
Fair value of derivatives (1)	18,107	10,366
Other	1,141	1,242
Total current deferred tax liabilities	$40,036	$14,023
Total net current deferred tax (assets) liabilities	$25,556	$(13,071)

Noncurrent
Unamortized investment tax credits	$(3,526)	$(3,699)
Deferred gain (loss)	11	(1,060)
Other	(5,149)	(10,561)
Total noncurrent deferred tax (assets)	$(8,664)	$(15,320)

Pension/OPEB	$17,765	$10,584
Equity investments	24,460	7,050
Property - related items	212,825	197,475
Remediation costs	30,582	35,111
Fair value of derivatives (1)	1,583	963
Total noncurrent deferred tax liabilities	$287,215	$251,183
Total net noncurrent deferred tax liabilities	$278,551	$235,863

Total net deferred tax liabilities	$304,107	$222,792

(1)
Portions of the temporary differences related to changes in the fair value of derivatives and deferred service revenue during fiscal 2009, of $7.7 million, have been reclassified from non-current to current to correct the presentation on the Consolidated Balance Sheets.

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

During the second quarter of fiscal 2009, the Company settled the September 30, 2005 Internal Revenue Service (IRS) tax audit. The settlement resulted in an additional reduction to the remaining balance of $3.8 million bringing it to its current balance of zero. The prior balance of $3.8 million related to one issue which has been settled and resulted in no changes to the Company's tax liability related to the issue.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2010, the Company believes, based on its analysis, that there is no need to recognize any liabilities associated with uncertain tax positions.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2010 and 2009, the Company had no unrecognized tax benefits. A tabular rollforward of fiscal 2008 and 2009 is as follows:

(Millions)	2009	2008
Beginning Balance	$4.7	$4.7
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(4.7)	—
Expiration of statute of limitations	—	—
Ending Balance	$—	$4.7

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas, Delaware and Louisiana. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company is currently under examination in the State of New Jersey. The period being examined is from October 1, 2004 through March 31, 2010, for sales and use tax, as well as October 1, 2004 through September 30, 2008, for corporate business tax. All periods subsequent to those ended September 30, 2004, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2005, are statutorily open to examination.

The Company utilizes federal investment tax credits (ITC) as allowed based on the cost and life of certain assets purchased. To the extent that NJNG invests in property that qualifies for ITC's, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. For its unregulated subsidiaries, NJR recognizes ITCs as a reduction to income tax expense when the property is placed in service.

14. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $95.3 million at current contract rates and volumes, which are recoverable through the BGSS.

For the purpose of securing adequate storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES in order to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from 1 to 5 years. Demand charges are based on established rates as regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

Commitments as of September 30, 2010, for natural gas purchases and future demand fees for the next 5 fiscal year periods are as follows:

(Thousands)	2011	2012	2013	2014	2015	Thereafter
NJRES:
Natural gas purchases	$356,190	$165,485	$56,767	$—	$—	$—
Storage demand fees	30,856	17,265	11,857	6,545	4,160	11,121
Pipeline demand fees	45,934	21,409	11,755	7,623	6,156	17,842
Sub-total NJRES	$432,980	$204,159	$80,379	$14,168	$10,316	$28,963
NJNG:
Natural gas purchases	$24,036	$—	$—	$—	$—	$—
Storage demand fees	27,731	23,322	21,143	16,259	11,487	44,340
Pipeline demand fees	67,548	73,792	75,423	70,804	34,546	227,567
Sub-total NJNG	$119,315	$97,114	$96,566	$87,063	$46,033	$271,907
Total (1)	$552,295	$301,273	$176,945	$101,231	$56,349	$300,870
(1)    Does not include amounts related to the new asset management agreement between NJRES and NJNG that began in November 2010.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG's capital expenditures are estimated at $88.2 million in fiscal 2011, of which approximately $3.5 million has been committed, and $70.8 million for fiscal 2012, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Fiscal 2011 includes an estimate of $23.3 million related to AIP construction costs.

As of September 30, 2010, NJRHS and NJRCEV have entered into agreements to install solar equipment on residential and commercial rooftops. These residential and commercial installations are expected to be completed during the first half of fiscal 2011 at a total estimated cost of $4 million and $22 million, respectively. As of September 30, 2010, $3.6 million has been committed. NJRCEV is also pursuing other opportunities that could potentially commence operations during fiscal 2011 and 2012. These investments are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of commercial solar projects, including timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or at all.

The Company's future minimum lease payments under various operating leases, excluding leases related to NJRCEV's solar projects, are less than $2.4 million annually for the next 5 years and $1.4 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2010, there were NJR guarantees covering approximately $290 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over a 5-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2010, the present value of the liability recognized on the Consolidated Balance Sheets is $588,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of 5 MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling 7-year periods pursuant to a RA approved by the BPU. In June 2009, the BPU approved $17.7 million in eligible costs to be recovered annually for MGP remediation expenditures incurred through June 30, 2007. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery to approximately $20 million. As of September 30, 2010, $75.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheet.

In September 2010, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the 5 MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will be $201.6 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $201.6 million on the Consolidated Balance Sheet, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related cost would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RA or the impact on the Company's results of operations, financial position or cash flows, which could be material.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

15. BUSINESS SEGMENT AND OTHER OPERATIONS DATA

As stated on Note 2. Summary of Significant Accounting Policies, effective October 1, 2009, NJR established Midstream Assets as a new reportable segment to reflect the way it views and manages its investments in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates. Consequently, the results of operations, assets and other financial information for Iroquois and Steckman Ridge, previously included in Retail and Other operations, are reported as components of the Midstream Assets segment. As required, prior year information for both Midstream Assets and Retail and Other operations has been restated below to be consistent with current year presentation.

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company chooses to manage the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; as noted above, the Midstream Asset segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and other corporate activities.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Information related to the Company's various business segments and other operations is detailed below.

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008
Operating revenues
Natural Gas Distribution
External customers	$937,433	$1,082,001	$1,078,824
Intercompany	8,047	—	—
Energy Services
External customers	1,671,655	1,496,628	2,714,733
Intercompany	13,389	2,114	—
Segment subtotal	2,630,524	2,580,743	3,793,557
Retail and Other	30,551	14,008	22,850
Eliminations	(21,771)	(2,291)	(197)
Total	$2,639,304	$2,592,460	$3,816,210
Depreciation and amortization
Natural Gas Distribution	$31,464	$29,417	$37,723
Energy Services	153	205	206
Midstream Assets	6	—	—
Segment subtotal	31,623	29,622	37,929
Retail and Other	644	706	535
Total	$32,267	$30,328	$38,464
Interest income (1)
Natural Gas Distribution	$1,973	$2,779	$3,294
Energy Services	15	570	311
Midstream Assets	933	523	401
Segment subtotal	2,921	3,872	4,006
Retail and Other	4	44	75
Eliminations	(907)	(496)	—
Total	$2,018	$3,420	$4,081
Interest expense, net of capitalized interest
Natural Gas Distribution	$16,618	$18,706	$21,277
Energy Services	1,439	322	2,574
Midstream Assets	2,418	1,951	489
Segment subtotal	20,475	20,979	24,340
Retail and Other	776	353	1,471
Eliminations	—	(318)	—
Total	$21,251	$21,014	$25,811
Income tax provision (benefit)
Natural Gas Distribution	$38,417	$39,729	$27,840
Energy Services	23,250	(24,259)	38,806
Midstream Assets	4,301	1,969	1,076
Segment subtotal	65,968	17,439	67,722
Retail and Other	(1,137)	(5,845)	(1,752)
Eliminations	(139)	(218)	64
Total	$64,692	$11,376	$66,034
(1) Included in other income in the Consolidated Statement of Operations.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008
Equity in earnings of affiliates
Midstream Assets	$12,996	$6,886	$3,467
Segment subtotal	12,996	6,886	3,467
Eliminations	(2,979)	267	(160)
Total	$10,017	$7,153	$3,307
Net financial earnings (loss)
Natural Gas Distribution	$70,242	$65,403	$42,479
Energy Services	24,814	31,179	47,003
Midstream Assets	6,444	2,873	1,839
Segment subtotal	101,500	99,455	91,321
Retail and Other	264	1,666	2,494
Eliminations	—	(151)	—
Total	$101,764	$100,970	$93,815
Capital expenditures
Natural Gas Distribution	$93,821	$81,246	$79,162
Segment subtotal	93,821	81,246	79,162
Retail and Other	3,558	388	1,117
Total	$97,379	$81,634	$80,279
Investments in equity method investees
Midstream Assets	$4,300	$43,843	$23,662
Total	$4,300	$43,843	$23,662

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	September 30,
(Thousands)	2010	2009	2008
Consolidated net financial earnings	$101,764	$100,970	$93,815
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1)	(16,825)	39,254	(6,028)
Effects of economic hedging related to natural gas inventory, net of taxes	1,132	34,474	(9,325)
Consolidated net income	$117,457	$27,242	$109,168

(1)	Excludes unrealized loss of $228,000 related to an intercompany transaction between NJNG and NJRES that has been eliminated in consolidation for fiscal 2010.

The Company uses derivative instruments as economic hedges of purchases and sales of physical gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of gas related to physical gas flow is recognized as the gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical gas flows. Timing differences occur in 2 ways:

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2010	2009	2008
Assets at end of period:
Natural Gas Distribution	$1,904,545	$1,797,165	$1,761,964
Energy Services	432,380	327,532	699,897
Midstream Assets	159,882	153,609	108,403
Segment subtotal	2,496,807	2,278,306	2,570,264
Retail and Other	85,864	69,411	123,148
Intercompany assets (1)	(19,538)	(26,687)	(58,115)
Total	$2,563,133	$2,321,030	$2,635,297

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

NJRES' assets increased 32 percent from fiscal 2009 to fiscal 2010, due primarily to an increase in accounts receivable and gas in storage as a result of higher average natural gas prices, partially offset by a decrease in the restricted broker margin and a slight decrease in the fair value of derivative assets. Retail and Other assets increased 23.7 percent from fiscal 2009 to fiscal 2010, due primarily to a receivable recorded related to a federal income tax refund. NJNG's assets increased 6 percent from fiscal 2009 to fiscal 2010, due primarily to increases in utility plant and regulatory assets associated with an increase in MGP and under-recovered gas costs.

As of September 30, 2010, no single customer represented more than 10 percent of either NJNG's or NJRES' total operating revenue.

16. RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements and firm storage contracts with Steckman Ridge, an affiliated FERC regulated natural gas storage facility, for up to 2 Bcf of natural gas storage with various terms ranging from April 2009 to December 2010. As of September 30, 2010, NJRES had no outstanding amounts payable to Steckman Ridge and demand fees expensed as a component of gas purchases in the Consolidated Statements of Operations was $3.6 million.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also will sell approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during fiscal 2010 were $3.1 million. As of September 30, 2010, NJNG had fees payable to Steckman Ridge in the amount of $775,000.

In addition, NJNG and NJRES entered into an asset management agreement that began in November 2010 and ends October 2014. Under the terms of this agreement, NJNG released certain transportation contracts to NJRES for the entire term of the agreement. In return, NJNG will have the option to purchase index priced gas from NJRES at NJNG's city gate to maintain operational reliability.

New Jersey Resources Corporation

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2010 and 2009 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

(Thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Operating revenues	$609,546	$918,346	$479,894	$631,518
Gross margin(1)	$75,308	$104,635	$45,547	$131,120
Operating income (loss)	$85,385	$122,012	$(18,786)	$(486)
Net income (loss)	$51,902	$74,217	$(10,177)	$1,515
Earnings (loss) per share
Basic	$1.25	$1.79	$(0.25)	$0.04
Diluted	$1.24	$1.78	$(0.25)	$0.04
2009
Operating revenues	$801,304	$937,516	$441,052	$412,588
Gross margin(1)	$91,189	$95,390	$21,185	$13,492
Operating income (loss)	$49,251	$52,000	$(23,770)	$(29,411)
Net income (loss)	$28,272	$31,988	$(14,155)	$(18,863)
Earnings (loss) per share
Basic	$0.67	$0.76	$(0.34)	$(0.45)
Diluted	$0.67	$0.75	$(0.34)	$(0.45)

(1)
Gross margin, which is a non-GAAP measure, consists of operating revenue less cost of goods sold and other direct expenses at NJR's unregulated subsidiaries and utility gross margin at NJNG, which includes natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment and regulatory rider expenses.

The sum of quarterly amounts may not equal the annual amounts due to rounding.

New Jersey Resources Corporation
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company's disclosure controls and procedures are effective, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Form 10-K under the caption Management's Report on Internal Control over Financial Reporting.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this 10-K under the caption Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2010. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption “Executive Officers of the Company.”

The Board of Directors has adopted the Principal Executive Officer and Senior Financial Officers Code of Ethics governing the chief executive officer and senior financial officers, in compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and SEC regulations and the Code of Conduct, a code for all directors, officers and employees as required by the New York Stock Exchange, or NYSE, rules (collectively, the Codes). Copies of both Codes are available free of charge on the Company's website at http://investor.njresources.com under the caption “Corporate Governance.” A printed copy of each Code is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Codes that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company's website.

Because the Company's common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 18, 2010. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the Registrant's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Registrant's Proxy Statement.

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page 117

New Jersey Resources Corporation

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I-Condensed financial information of registrant for each of the 3 years in the period ended September 30, 2010	113

Schedule II-Valuation and qualifying accounts and reserves for each of the 3 years in the period ended September 30, 2010	115

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010, 2009 and 2008

STATEMENTS OF INCOME

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008
Operating revenues	$—	$—	$—
Operating expenses	9,213	9,159	8,667
Operating loss	9,213	9,159	8,667
Other income	9,960	9,980	10,023
Interest expense	748	276	1,348
Income before income taxes and equity in earnings of affiliates	(1)	545	8
Income tax provision (benefit)	57	230	(51)
Equity in earnings of subsidiaries	117,515	26,927	109,109
Net income	$117,457	$27,242	$109,168

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal Years Ended September 30,	2010	2009	2008
Net cash provided by operating activities	$40,370	$52,971	$59,144

Net cash (used in) investing activities	$(41,397)	$(80,269)	$(13,916)

Cash flows from (used in) financing activities:
Payments from long-term debt	$—	$(25,000)	$(493)
Tax benefit from stock options exercised	669	1,686	630
Proceeds from common stock	6,487	16,441	16,028
Net payments from associated companies	79,361	5,187	2,472
Purchases of treasury stock	(29,650)	(30,670)	(11,039)
Payments of common stock dividends	(53,137)	(50,967)	(45,201)
Net (payments) proceeds of short-term debt	(2,800)	110,700	(7,550)
Cash flows from (used in) financing activities	$930	$27,377	$(45,153)
Change in cash and temporary investments	$(97)	$79	$75
Cash and temporary investments, beginning of year	154	75	—
Cash and temporary investments, end of year	$57	$154	$75

New Jersey Resources Corporation

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)

BALANCE SHEETS

(Thousands)
September 30,	2010	2009
ASSETS
Current assets	$14,879	$18,130
Investments	770,980	710,102
Intercompany receivable, net	124,807	170,462
Deferred charges and other assets	1,781	2,456
Total assets	$912,447	$901,150
CAPITALIZATION AND LIABILITIES
Current liabilities	$134,662	$158,193
Long-term debt	50,000	50,000
Deferred credits and other liabilities	2,302	3,231
Common stock equity	725,483	689,726
Total capitalization and liabilities	$912,447	$901,150

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

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $53.1 million, $51 million and $45.2 million during fiscal 2010, 2009 and 2008 respectively.

New Jersey Resources Corporation

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2010, 2009 and 2008

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2010
Regulatory asset reserve	$282	(70)	—	$212
Allowance for Doubtful Accounts	$6,064	3,307	(6,378)	$2,993
2009
Regulatory asset reserve	$102	—	180	$282
Allowance for Doubtful Accounts	$4,580	9,588	(8,104)	$6,064
2008
Regulatory asset reserve	$2,703	529	(3,130)	$102
Allowance for Doubtful Accounts	$3,166	4,422	(3,008)	$4,580

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 24, 2010
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 24, 2010	/s/ Laurence M. Downes	November 24, 2010	/s/ Jane M. Kenny
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Jane M. Kenny Director

November 24, 2010	/s/ Nina Aversano	November 24, 2010	/s/ Alfred C. Koeppe
	Nina Aversano Director		Alfred C. Koeppe Director

November 24, 2010	/s/ Lawrence R. Codey	November 24, 2010	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 24, 2010	/s/ Donald L. Correll	November 24, 2010	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 24, 2010	/s/ Robert B. Evans	November 24, 2010	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 24, 2010	/s/ M. William Howard, Jr.	November 24, 2010	/s/ George R. Zoffinger
	M. William Howard, Jr. Director		George R. Zoffinger Director

New Jersey Resources Corporation

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.2(b)	Twenty-Seventh Supplemental Indenture, dated as of September 1, 1997 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K as filed on December 29, 1997)

4.2(c)
Twenty-Eighth Supplemental Indenture, dated as of January 1, 1998 (incorporated by reference to Exhibit 4.2(K) to the Annual Report on Form 10-K for the year ended September 30, 1998, as filed on December 24, 1998)

4.2(d)
Twenty-Ninth Supplemental Indenture, dated as of April 1, 1998 (incorporated by reference to Exhibit 4.2(L) to the Annual Report on Form 10-K for the year ended September 30, 1988, as filed on December 24, 1998)

4.2(e)
Thirtieth Supplemental Indenture, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K for the year ended September 30, 2003, as filed on December 16, 2003)

4.2(f)
Thirty-First Supplemental Indenture, dated as of October 1, 2005 (incorporated by reference to Exhibit 4.2(I) to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.2(g)	Thirty-Second Supplemental Indenture, dated as of May 1, 2008 (incorporated by reference to Exhibit 4.2(i) to the Current Report on Form 8-K, as filed on May 20, 2008)

4.3
Credit Agreement dated as of December 11, 2009, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, U.S. Bank National Association and Toronto Dominion (New York) LLC, as Documentation Agents and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A, as filed on January 8, 2010)

4.4
$325,000,000 Revolving Credit Facility Credit Agreement by and among the Company, the guarantors thereto, PNC Bank, NA as Administrative Agent, the banks party thereto, JPMorgan Chase Bank, NA and Bank of America, N.A., as Syndication Agents, Bank Of Nova Scotia and Citibank, N.A., as Documentation Agents and PNC Capital Markets LLC., as Lead Arranger, dated as of December 13, 2007 (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q as filed on February 6, 2008)

4.6
$60,000,000 Note Purchase Agreement by and among NJNG and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.7
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K as filed on December 10, 2007)

New Jersey Resources Corporation

Exhibit Number	Exhibit Description

4.8
$125,000,000 Note Purchase Agreement dated as of May 15, 2008, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on May 20, 2008)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*+	Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers.

10.2(b)*
Form of Amendment of Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (for future use) (incorporated by reference to Exhibit 10.4(b) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.3
Service Agreement for Rate Schedule SS-1by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.4
Lease Agreement between NJNG, as Lessee and State Street Bank and Trust Company of Connecticut, National Association, as Lessor for NJNG's Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.5*
The Company's Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.6*
Employment Continuation Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.6(a)*+	Schedule of Employee Continuation Agreements.

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on November 18, 2010)

10.8*
The Company's 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.10*	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.13*	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K, as filed on April 1, 2009)

10.14*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement - TSR (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 4, 2010)

10.15*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement — NFE Growth (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 4, 2010)

New Jersey Resources Corporation

Exhibit Number	Exhibit Description

10.16	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.17	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.18*+	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJRES and Stephen D. Westhoven dated as of December 31, 2008

10.19*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJNG and Kathleen T. Ellis dated as of December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on January 7, 2009)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, as filed on November 30, 2009).

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+    Filed herewith
*    Denotes compensatory plans or arrangements or management contracts

† This certificate accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.