Form 10-Q
period 2010-12-31
NEW JERSEY RESOURCES CORP
filed 2011-02-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2011 was 41,417,148.

New Jersey Resources Corporation

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2011 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Risk Factors in Item 1A of NJR's 2010 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•
risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives, the development of the market for solar renewable energy certificates, construction and regulatory risks and the availability of viable projects;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2010	2009
OPERATING REVENUES
Utility	$290,676	$258,475
Nonutility	422,476	351,071
Total operating revenues	713,152	609,546
OPERATING EXPENSES
Gas purchases:
Utility	160,449	154,950
Nonutility	429,247	294,443
Operation and maintenance	37,416	36,291
Regulatory rider expenses	16,698	13,673
Depreciation and amortization	8,454	7,869
Energy and other taxes	20,625	16,935
Total operating expenses	672,889	524,161
OPERATING INCOME	40,263	85,385
Other income	445	1,119
Interest expense, net of capitalized interest	5,263	5,417
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	35,445	81,087
Income tax provision	13,853	32,136
Equity in earnings of affiliates	2,917	2,951
NET INCOME	$24,509	$51,902

EARNINGS PER COMMON SHARE
BASIC	$0.59	$1.25
DILUTED	$0.59	$1.24

DIVIDENDS PER COMMON SHARE	$0.36	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,280	41,615
DILUTED	41,510	42,001

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net income	$24,509	$51,902
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	54,403	(6,633)
Depreciation and amortization	8,454	8,103
Allowance for equity used during construction	(18)	(384)
Allowance for bad debt expense	1,363	847
Deferred income taxes	357	28,656
Manufactured gas plant remediation costs	(897)	(1,479)
Equity in earnings of affiliates, net of distributions received	1,098	(960)
Cost of removal - asset retirement obligations	(291)	(38)
Contributions to postemployment benefit plans	(6,408)	(4,550)
Changes in:
Components of working capital	(220,930)	(136,542)
Other noncurrent assets	5,651	4,302
Other noncurrent liabilities	854	4,577
Cash flows (used in) operating activities	(131,855)	(52,199)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(26,692)	(10,326)
Solar equipment	(1,060)	—
Real estate properties and other	(85)	(17)
Cost of removal	(1,506)	(1,097)
Investments in equity investees	—	(4,300)
Withdrawal from restricted cash construction fund	10	—
Cash flows (used in) investing activities	(29,333)	(15,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,014	3,109
Tax benefit from stock options exercised	68	224
Proceeds from sale-leaseback transaction	5,901	4,925
Payments of long-term debt	(21,573)	(1,346)
Purchases of treasury stock	—	(8,994)
Payments of common stock dividends	(14,023)	(13,249)
Net proceeds of short-term debt	193,525	57,400
Cash flows from financing activities	166,912	42,069
Change in cash and temporary investments	5,724	(25,870)
Cash and temporary investments at beginning of period	943	36,186
Cash and temporary investments at end of period	$6,667	$10,316
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(159,291)	$(153,756)
Inventories	(29,360)	(34,096)
Recovery of gas costs	11,734	(22,351)
Gas purchases payable	35,809	99,141
Prepaid and accrued taxes	33,515	18,777
Accounts payable and other	(3,271)	(11,159)
Restricted broker margin accounts	(52,957)	14,496
Customers' credit balances and deposits	(56,495)	(31,574)
Other current assets	(614)	(16,020)
Total	$(220,930)	$(136,542)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$1,383	$1,285
Income taxes	$93	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2010	September 30, 2010

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,548,088	$1,525,348
Real estate properties and other, at cost	32,972	33,497
Total property, plant and equipment	1,581,060	1,558,845
Accumulated depreciation and amortization	(427,911)	(423,126)
Property, plant and equipment, net	1,153,149	1,135,719

CURRENT ASSETS
Cash and temporary investments	6,667	943
Customer accounts receivable
Billed	249,095	162,961
Unbilled revenues	79,726	7,411
Allowance for doubtful accounts	(3,514)	(2,993)
Regulatory assets	35,830	51,466
Gas in storage, at average cost	366,173	336,163
Materials and supplies, at average cost	5,420	6,070
Prepaid state taxes	11,982	55,880
Assets held for sale	1,579	—
Derivatives, at fair value	103,373	135,186
Restricted broker margin accounts	43,739	19,241
Other	17,541	12,680
Total current assets	917,611	785,008

NONCURRENT ASSETS
Investments in equity investees	169,499	169,234
Regulatory assets	450,938	454,601
Derivatives, at fair value	9,043	7,957
Other	10,452	10,614
Total noncurrent assets	639,932	642,406
Total assets	$2,710,692	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2010	September 30, 2010

CAPITALIZATION
Common stock equity	$737,514	$725,483
Long-term debt	432,450	428,925
Total capitalization	1,169,964	1,154,408

CURRENT LIABILITIES
Current maturities of long-term debt	12,060	31,257
Short-term debt	341,125	147,600
Gas purchases payable	266,211	230,402
Accounts payable and other	45,260	47,297
Dividends payable	14,867	13,998
Deferred and accrued taxes	12,031	23,737
New Jersey clean energy program	12,888	12,644
Derivatives, at fair value	101,725	78,447
Restricted broker margin accounts	—	28,459
Customers' credit balances and deposits	35,462	91,957
Total current liabilities	841,629	705,798

NONCURRENT LIABILITIES
Deferred income taxes	280,231	278,551
Deferred investment tax credits	6,468	6,549
Deferred revenue	7,126	7,656
Derivatives, at fair value	4,467	5,640
Manufactured gas plant remediation	201,600	201,600
Postemployment employee benefit liability	91,018	93,742
Regulatory liabilities	57,747	57,648
New Jersey clean energy program	17,155	18,291
Asset retirement obligation	26,131	26,009
Other	7,156	7,241
Total noncurrent liabilities	699,099	702,927
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,710,692	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Net income	$24,509	$51,902
Unrealized gain on available for sale securities, net of tax of $(286) and $(264), respectively (1)	410	378
Net unrealized (loss) on derivatives, net of tax of $39 and $23, respectively	(69)	(33)
Other comprehensive income	341	345
Comprehensive income	$24,850	$52,247

(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 493,500 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment and is the Company's principal non-utility subsidiary that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Midstream Assets segment;

Effective October 1, 2010, NJR established Clean Energy Ventures (CEV) as a new segment to report the results of operations and assets related to the Company's expected capital investments in renewable energy projects. NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment. (See Note 14. Business Segment and Other Operations)

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings and NJR Energy Corporation (NJR Energy) are also included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2010 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in NJR's 2010 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2011.

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	December 31, 2010		September 30, 2010
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$138,517	18.0	$181,098	24.7
NJRES	227,656	51.9	155,065	42.3
Total	$366,173	69.9	$336,163	67.0

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized and Deferred Interest

Included in the Unaudited Condensed Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG's Allowance for funds used during construction (AFUDC), which are recorded in utility plant. NJNG's base rates include the ability for NJNG to recover the cost of debt associated with AFUDC and construction work in progress (CWIP). An incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its construction work in progress. Corresponding amounts recognized in interest expense and other income, as appropriate, are included in the Unaudited Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	December 31,
($ in thousands)	2010	2009
AFUDC:
Debt	$35	$151
Equity	18	384
Total	$53	$535
Weighted average rate	0.27%	6.49%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures, see Note 3. Regulation. Accordingly, other income included $251,000 and $470,000 of deferred interest related to these SBC program costs for the three months ended December 31, 2010 and 2009, respectively.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

($ in thousands)	December 31, 2010		September 30, 2010
NJNG (1)	$17,214	7%	$17,983	11%
NJRES	222,928	89	136,064	83
NJRHS and other	8,953	4	8,914	6
Total	$249,095	100%	$162,961	100%

(1)	Does not include unbilled revenues of $79.7 million and $7.4 million as of December 31, 2010 and September 30, 2010, respectively.

Accounts receivable increased during three months ended December 31, 2010, due primarily to an increase in accounts receivable at NJRES as a result of higher average natural gas prices and an increase in sales volume.

Assets Held for Sale

As of December 31, 2010, NJR has classified approximately 4.5 acres of CR&R's undeveloped land located in Monmouth County as held for sale in the Unaudited Condensed Consolidated Balance Sheets. The land has a net book value of $1.6 million and the sale is expected to be completed during the third quarter of fiscal 2011 for $2.4 million with an estimated gain of $713,000 after closing costs.
Recent Updates to the Accounting Standards Codification (ASC)

Consolidation:

In June 2009, the FASB issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which replaces the quantitative assessments previously in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures provide information on a company's involvement with VIE's. The Company adopted the provisions of the statement prospectively during its first quarter of fiscal 2011 and the adoption had no impact on its financial position, results of operations and cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REGULATION

As a result of NJNG being subject to cost-based regulation it is permitted to recover authorized operating expenses and earn a reasonable return on their utility investment based on BPU decisions and in accordance with accounting guidance applicable to regulated operations. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers through rates as regulatory assets and recognizes certain obligations representing probable future events as regulatory liabilities.

Regulatory assets included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2010	September 30, 2010	Recovery
Regulatory assets-current
Underrecovered gas costs	$24,751	$36,485	(1)
Conservation Incentive Program	11,071	14,960	(1)
Other	8	21	(1)
Total current	$35,830	$51,466
Regulatory assets-noncurrent
Environmental remediation costs (Note 13)
Expended, net of recoveries	$74,233	$75,707	(2)
Liability for future expenditures	201,600	201,600	(3)
Deferred income and other taxes	13,860	13,860	(1)
Derivatives, net (Note 4)	15,768	16,497	(1)
Energy Efficiency Program	6,286	3,958	(2)
New Jersey Clean Energy Program	30,043	30,935	(2)
Pipeline Integrity Management	1,148	1,148	(4)
Postemployment benefit costs (Note 10)	106,149	106,225	(1)
Other	1,851	4,671	(5)
Total noncurrent	$450,938	$454,601

(1)	Recoverable, without interest.

(2)	Recoverable, with interest.

(3)	Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities).

(4)	Recoverable, subject to BPU review and approval in the next base rate case.

(5)	Recoverable, with or without interest depending on the specific program included in the other category.

Recovery of regulatory assets is subject to BPU approval. If there should be any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Regulatory liabilities included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2010	September 30, 2010
Regulatory liabilities-noncurrent
Cost of removal obligation (1)	$57,747	$57,648
Total noncurrent	$57,747	$57,648

(1)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

Recent regulatory filings and/or actions include the following:

•	Effective October 1, 2010, the BPU approved a 0.7 percent rate increase to facilitate recovery of $12.1 million annually related to Conservation Incentive Program (CIP).

•
On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Investment Program (AIP II) for capital investments to be made through August 31, 2012, in the amount of $52.2 million. On January 24, 2011, NJNG amended the amount of this petition to $60.2 million. NJNG is requesting approval

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	from the BPU for the recovery of expenditures through base rates, which would include the Company's overall weighted cost of capital.

•	Effective November 1, 2010, the BPU approved the recovery of the USF program year budget and the recovery of deferred USF administrative costs.

4. DERIVATIVE INSTRUMENTS

The Company and certain of its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and certain of its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments see Note 5. Fair Value.

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are concurrently recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, in the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or losses. For NJRES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value are recorded in other comprehensive income. When the foreign exchange contracts are settled, realized gains and losses are recorded to gas purchases in the Unaudited Condensed Consolidated Statements of Operations. Realized and unrealized gains and losses related to NJR Energy's financial derivatives, which have expired, were recorded as a component of operating revenues during fiscal 2010.

Changes in fair value of NJNG's derivative instruments, however, are recorded as a component of regulatory assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future Basic Gas Supply Service (BGSS) rates as an increase or decrease to the cost of natural gas in NJNG's tariff.

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

The Company continues to elect normal treatment on all physical commodity contracts when appropriate at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2010		September 30, 2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJNG:
Financial commodity contracts	Derivatives - current	$11,424	$27,192	$9,952	$24,724
	Derivatives - noncurrent	—	—	—	1,725
NJRES:
Physical forward commodity contracts	Derivatives - current	14,311	13,157	18,566	5,879
	Derivatives - noncurrent	5,508	428	5,482	179
Financial commodity contracts	Derivatives - current	77,551	61,376	106,653	47,844
	Derivatives - noncurrent	3,478	4,039	2,465	3,736
Total fair value of derivatives		$112,272	$106,192	$143,118	$84,087

The Company, through its unregulated wholesale energy services subsidiary, which enters into natural gas transactions in Canada and consequently NJRES, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term.

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets that are designated as hedging instruments as of:

		Fair Value
		December 31, 2010		September 30, 2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJRES:
Foreign exchange contracts	Derivatives - current	$87	$—	$15	$—
	Derivatives - noncurrent	57	—	10	—
Total fair value of derivatives		$144	$—	$25	$—

At December 31, 2010, the notional amount of the foreign currency transactions was approximately $4.7 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

The following table reflects the balances recorded in other comprehensive income relating to derivatives that the Company has designated as cash flow hedges as of:

(Thousands)	Amount of Gain (Loss) in OCI (effective portions)		Amount of Gain (Loss) reclassifed from OCI into income (Gas Purchases)		Gain (Loss) recognized in income on Derivative (ineffective portion)
	December 31, 2010	September 30, 2010	December 31, 2010	September 30, 2010	December 31, 2010	September 30, 2010
Foreign exchange contracts	$144	$25	$—	$—	$—	$—
Total	$144	$25	$—	$—	$—	$—

NJRES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains (losses) on the financial transactions

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is sold. Therefore, mismatches between the timing of the recognition of realized gains or losses on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of NJRES, although the Company's intended economic results relating to the entire transaction are unaffected.

Gains (losses) recognized at NJRES and NJR Energy are as follows as of:

(Thousands)	Location of Gain (Loss) recognized in income on Derivative	Amount of Gain (Loss) recognized in income on Derivative
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments under ASC 815:		2010	2009
NJRES:
Physical commodity contracts	Operating revenues	$(16,469)	$(354)
Physical commodity contracts	Gas purchases	3,709	(619)
Financial commodity contracts	Gas purchases	(28,271)	23,939
Subtotal NJRES		(41,031)	22,966
NJR Energy:
Financial commodity contracts	Operating revenues	—	(1,745)
Total NJRES and NJR Energy unrealized and realized (losses) gains		$(41,031)	$21,221

Not included in the table above, are (losses) associated with NJNG's financial derivatives that totaled $(2.7) million and $(7.9) million for the three months ended December 31, 2010 and 2009, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2010	September 30, 2010
NJNG	Futures	(2.0)	20.8
	Swaps	19.0	(8.7)
	Options	—	—
NJRES	Futures	(16.1)	(13.0)
	Swaps	27.8	(7.3)
	Options	2.9	0.6
	Physical	77.5	36.1

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances by company are as follows:

(Thousands)	Balance Sheet Location	December 31, 2010	September 30, 2010
NJNG broker margin deposit	Broker margin - Current assets	$27,322	$19,241
NJRES broker margin deposit	Broker margin - Current asset (liabilities)	$16,417	$(28,459)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wholesale Credit Risk

NJNG and NJRES are exposed to credit risk as a result of their wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2010. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$236,371
Noninvestment grade	7,340
Internally rated investment grade	39,547
Internally rated noninvestment grade	14,564
Total	$297,822

Conversely, certain of NJNG's and NJRES' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. NJNG's credit rating, with respect to S&P, reflects the overall corporate credit profile. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010 and September 30, 2010, is $2.2 million and $7.4 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2010 and September 30, 2010, the Company would have been required to post an additional $300,000 and $5.5 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities, is based on quoted market prices for similar issues and is as follows:

(Thousands)	December 31, 2010	September 30, 2010
Carrying value	$444,510	$460,182
Fair market value	$465,915	$495,035

Fair Value Hierarchy

NJR applies fair value measurement guidance to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, available for sale securities and other financial assets and liabilities. In addition, authoritative accounting literature prescribes the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the source of the data used to develop the price inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and include the following:

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

NJNG's and NJRES' financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the New York Mercantile (NYMEX) exchange. NJRES also uses Natural Gas Exchange (NGX) for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the cost to transport to the final delivery location is not significant to the overall valuation. If required, NJRES' policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or pricing services.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2010:
Assets:
Physical forward commodity contracts	$—	$19,819	$—	$19,819
Financial derivative contracts - natural gas	30,921	61,532	—	92,453
Financial commodity contracts - foreign exchange	—	144	—	144
Available for sale equity securities - Energy industry (1)	10,986	—	—	10,986
Other	2,083	—	—	2,083
Total assets at fair value	$43,990	$81,495	$—	$125,485

Liabilities:
Physical forward commodity contracts	$—	$13,585	$—	$13,585
Financial commodity contracts - natural gas	36,237	56,370	—	92,607
Financial commodity contracts - foreign exchange	—	—	—	—
Other	825	—	—	825
Total liabilities at fair value	$37,062	$69,955	$—	$107,017

As of September 30, 2010:
Assets:
Physical forward commodity contracts	$—	$24,048	$—	$24,048
Financial derivative contracts - natural gas	58,824	60,246	—	119,070
Financial commodity contracts - foreign exchange	—	25	—	25
Available for sale equity securities - Energy industry (1)	10,290	—	—	10,290
Other	947	—	—	947
Total assets at fair value	$70,061	$84,319	$—	$154,380

Liabilities:
Physical forward commodity contracts	$—	$6,058	$—	$6,058
Financial derivative contracts - natural gas	38,497	39,532	—	78,029
Other	936	—	—	936
Total liabilities at fair value	$39,433	$45,590	$—	$85,023

(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

6. INVESTMENTS IN EQUITY INVESTEES

NJR's Investments in equity investees include the following investments as of:

(Thousands)	December 31, 2010	September 30, 2010
Steckman Ridge	$135,515	$134,359
Iroquois	22,998	24,585
Other	10,986	10,290
Total	$169,499	$169,234

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in other comprehensive income, a component of Common stock equity.

7.     EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2010	2009
Net Income, as reported	$24,509	$51,902
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,280	41,615
Basic earnings per common share	$0.59	$1.25
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,280	41,615
Incremental shares (1)	230	386
Weighted average shares of common stock outstanding-diluted	41,510	42,001
Diluted earnings per common share (2)	$0.59	$1.24

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2010, and 2009.

8. DEBT

A summary of NJR's and NJNG's committed credit facilities, which require commitment fees on the unused amounts, are as follows:

(Thousands)	December 31, 2010	September 30, 2010
NJR
Long-term debt	$50,000	$50,000
Bank credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$284,125	$140,600
Weighted average interest rate at end of period
Notes payable to banks	0.53%	0.64%
NJNG
Long-term debt	$329,845	$349,845
Bank credit facilities (1)	$200,000	$200,000
Amount outstanding at end of period
Commercial paper	$57,000	$7,000
Weighted average interest rate at end of period
Commercial paper	0.26%	0.26%

(1)	Company is subject to commitment fees on outstanding and unused amounts.

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of December 31, 2010, NJR had $284 million in borrowings outstanding under the facility.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which will expire on May 11, 2011. The additional credit line, was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES' normal course of business. The credit line can be canceled upon two days notice by NJR. Borrowings under this credit line are conditional upon compliance with the covenants of NJR's committed credit facility described above.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, NJR has three letters of credit outstanding, totaling $8.1 million, on behalf of NJRES. Two of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on March 19, 2011. The other letter of credit, which totals $1 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2011. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2011. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

NJNG has a $200 million revolving unsecured committed credit facility, which expires in December 2012. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. As of December 31, 2010, NJNG had $57 million in borrowings outstanding under the facility.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million Series CC First Mortgage bonds.

NJNG received $5.9 million and $4.9 million in December 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR or NJRES credit facilities.

9.	STOCK BASED COMPENSATION

On November 17, 2010, the Company granted 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. Also, on November 17, 2010, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first occurring on October 15, 2011, and 25,535 restricted shares, which all vest on November 17, 2013. As of December 31, 2010, 2,038,869 and 82,762 shares remain available for future issuance to employees and directors, respectively.

During the three months ended December 31, 2010, included in operation and maintenance expense is $400,000 related to stock-based compensation compared with $630,000 during the three months ended December 31, 2009. As of December 31, 2010, there remains $2.2 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next three years.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2010	2009	2010	2009
Service cost	$1,194	$992	$836	$704
Interest cost	2,094	2,049	1,211	1,204
Expected return on plan assets	(2,872)	(2,577)	(618)	(485)
Recognized actuarial loss	986	681	653	570
Prior service cost amortization	12	14	19	19
Recognized net initial obligation	—	—	89	89
Net periodic cost	$1,414	$1,159	$2,190	$2,101

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $4.9 million to the pension plans in October 2010. It is anticipated that the annual funding level to the OPEB plans will range from $5.5 million to $6.6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

11. ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability:

(Thousands)	December 31, 2010	September 30, 2010
Balance at October 1	$26,009	$25,097
Accretion	413	1,572
Additions	—	149
Retirements	(291)	(809)
Balance at period end	$26,131	$26,009

Accretion amounts are not reflected as an expense on NJR's Unaudited Condensed Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12. INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of December 31, 2010, the Company believes, based on its analysis, that there is no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the periods ended December 31, 2010 and 2009, are 36.1 percent and 38.2 percent, respectively. The decrease in the rate is due primarily to a federal investment tax credit (ITC) recorded at NJRCEV and NJRHS during the three months ended December 31, 2010.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $95 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2010, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2011	2012	2013	2014	2015	Thereafter
NJRES:
Natural gas purchases	$415,320	$204,980	$57,470	$—	$—	$—
Storage demand fees	23,022	20,581	12,391	6,761	4,376	11,229
Pipeline demand fees	36,221	22,653	9,900	7,397	6,156	17,842
Sub-total NJRES	$474,563	$248,214	$79,761	$14,158	$10,532	$29,071
NJNG:
Natural gas purchases	$23,056	$—	$—	$—	$—	$—
Storage demand fees	19,919	23,322	21,143	16,259	11,487	44,340
Pipeline demand fees	51,123	74,550	75,664	70,785	34,545	228,695
Sub-total NJNG	$94,098	$97,872	$96,807	$87,044	$46,032	$273,035
Total (1)	$568,661	$346,086	$176,568	$101,202	$56,564	$302,106
(1)    Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended
	December 31,
(Millions)	2010	2009
NJRES	$29.4	$29.3
NJNG	25.0	23.2
Total	$54.4	$52.5

NJNG's capital expenditures consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Expenditures are estimated at $93.2 million and $75.8 million for fiscal 2011 and 2012, respectively. Approximately $26.1 million has been incurred on capital expenditures in fiscal 2011. The expected expenditures for fiscal 2011 include an estimate of $23.3 million related to AIP construction costs, of which $11.1 million was incurred during the three months ended December 31, 2010.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. As of December 31, 2010, total capital expenditures were $3.7 million. The Company currently estimates capital expenditures of between $50 - $70 million in fiscal 2011, of which $19.7 million has been committed. These investments are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of commercial solar projects, such as timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or at all.

The Company's future minimum lease payments under various operating leases are less than $2.2 million annually for the next five years and $1.3 million in the aggregate for all years thereafter.

Guarantees

As of December 31, 2010, there were NJR guarantees covering approximately $387.7 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of December 31, 2010, the present value of the liability recognized on the Unaudited Condensed Consolidated Balance Sheets is $595,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery from $17.7 million to approximately $20 million. As of December 31, 2010, $74.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

In September 2010, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will be $201.6 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $201.6 million on the Unaudited Condensed Consolidated Balance Sheet, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination. However, because recovery of such costs is subject to BPU approval, there can be no assurance as to the ultimate recovery through the RA or the impact on the Company's results of operations, financial position or cash flows, which could be material.

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

14. BUSINESS SEGMENT AND OTHER OPERATIONS DATA

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Midstream Asset segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and general corporate activities.

During fiscal 2010, NJR entered the solar energy markets and began planning for capital investments primarily consisting of residential and commercial rooftop and ground mount solar systems. NJR expects that both the capital expenditures and earnings contributions from these investments will be significant during fiscal 2011. In anticipation of the implementation of these planned projects, effective October 1 2010, NJR established Clean Energy Ventures as a new reportable segment.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Operating revenues
Natural Gas Distribution
External customers	$290,676	$258,475
Intercompany	—	—
Energy Services
External customers	414,431	347,159
Intercompany	16,343	318
Segment subtotal	721,450	605,952
Retail and Other	8,126	6,044
Eliminations	(16,424)	(2,450)
Total	$713,152	$609,546
Depreciation and amortization
Natural Gas Distribution	$8,223	$7,660
Energy Services	16	50
Midstream Assets	1	1
Segment subtotal	8,240	7,711
Retail and Other	214	158
Total	$8,454	$7,869
Interest income (1)
Natural Gas Distribution	$260	$474
Energy Services	5	2
Midstream Assets	228	220
Segment subtotal	493	696
Retail and Other	—	—
Eliminations	(221)	(217)
Total	$272	$479
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,016	$4,251
Energy Services	276	262
Midstream Assets	808	830
Clean Energy Ventures	4	—
Segment subtotal	5,104	5,343
Retail and Other	159	74
Total	$5,263	$5,417
(1) Included in other income in the Unaudited Condensed Consolidated Statement of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Income tax provision (benefit)
Natural Gas Distribution	$14,601	$14,444
Energy Services	(842)	17,285
Midstream Assets	1,183	859
Clean Energy Ventures	(639)	—
Segment subtotal	14,303	32,588
Retail and Other	(456)	(772)
Eliminations	6	320
Total	$13,853	$32,136
Equity in earnings of affiliates
Midstream Assets	$3,620	$3,960
Segment subtotal	3,620	3,960
Eliminations	(703)	(1,009)
Total	$2,917	$2,951
Net financial earnings (loss)
Natural Gas Distribution	$24,356	$23,502
Energy Services	3,167	2,494
Midstream Assets	1,713	1,876
Clean Energy Ventures	54	—
Segment subtotal	29,290	27,872
Retail and Other	(160)	(459)
Total	$29,130	$27,413
Capital expenditures
Natural Gas Distribution	$28,198	$11,423
Clean Energy Ventures	899	—
Segment subtotal	29,097	11,423
Retail and Other	246	17
Total	$29,343	$11,440
Investments in equity method investees
Midstream Assets	$—	$4,300
Total	$—	$4,300

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Consolidated net financial earnings	$29,130	$27,413
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1)	34,404	(4,105)
Effects of economic hedging related to natural gas inventory, net of taxes	(29,783)	(20,384)
Consolidated net income	$24,509	$51,902

(1)
Excludes unrealized losses of $2,000 and $158,000 related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation for the three months ended December 31, 2010 and 2009, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2010	September 30, 2010
Assets at end of period:
Natural Gas Distribution	$1,922,203	$1,904,545
Energy Services	596,431	432,380
Midstream Assets	159,378	159,882
Clean Energy Ventures	1,076	—
Segment subtotal	2,679,088	2,496,807
Retail and Other	69,970	85,864
Intercompany assets (1)	(38,366)	(19,538)
Total	$2,710,692	$2,563,133

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

15. RELATED PARTY TRANSACTIONS

During fiscal 2009, NJRES entered into park and loan agreements with Steckman Ridge, an affiliated FERC regulated natural gas storage facility, for up to 2.7 billion cubic feet (Bcf) of natural gas storage with various terms ranging from April 2009 to January 2011. In December 2010, NJRES entered into an additional park and loan agreement with Steckman Ridge for up to 0.2 Bcf expiring in January 2011. As of December 31, 2010, NJRES had no outstanding amounts payable to Steckman Ridge and demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations were $89,500.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. In September 2010, NJNG and NJRES entered into an another asset management agreement that began in November 2010 and ends October 2014, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's city gate.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during three months ended December 31, 2010, were $2.3 million. As of December 31, 2010, NJNG had fees payable to Steckman Ridge in the amount of $774,900.

New Jersey Resources Corporation
Part II

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

The Midstream Asset segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas and Transmission System, L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility in Pennsylvania.

NJR Clean Energy Ventures (NJRCEV) was formed for the purpose of investing in clean energy projects. During fiscal 2010, NJR entered the solar energy markets and began planning for capital investments primarily consisting of residential and commercial rooftop and ground mount solar systems. NJR expects that both the capital expenditures and earnings contributions from these investments will be significant during fiscal 2011. In anticipation of the implementation of these planned projects, effective October 1 2010, NJR established Clean Energy Ventures (CEV) as a new reportable segment.

The retail and other business operations (Retail and Other) includes: NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures, NJR Home Services (NJRHS), which provides service, sales and installation of appliances and invested in the pilot program for residential solar energy projects; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services, Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

($ in thousands)	December 31, 2010		September 30, 2010
Assets
Natural Gas Distribution	$1,922,203	71%	$1,904,545	75%
Energy Services	596,431	22	432,380	17
Midstream Assets	159,378	6	159,882	6
Clean Energy Ventures	1,076	—	—	—
Retail and Other	69,970	3	85,864	3
Intercompany Assets (1)	(38,366)	(2)	(19,538)	(1)
Total	$2,710,692	100%	$2,563,133	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2010		2009
Net Income (Loss)
Natural Gas Distribution	$24,356	100%	$23,502	45%
Energy Services	(1,452)	(6)	27,644	53
Midstream Assets	1,713	7	1,876	4
Clean Ventures Energy	54	—	—	—
Retail and Other	(160)	(1)	(962)	(2)
Intercompany net income (1)	(2)	—	(158)	—
Total	$24,509	100%	$51,902	100%
(1)     Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Included in net income are unrealized (losses) gains in the Energy Services segment of $(34.4) million and $4.8 million, after taxes, for the three months ended December 31, 2010 and 2009, respectively. Also included in net income are realized gains of $29.8 million and $20.4 million, after taxes, for the three months ended December 31, 2010 and 2009, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

Net income for the three months ended December 31, 2009, includes unrealized (losses) of $(503,000), after taxes, related to a financial natural gas swap that was used to economically hedge a long-term gas sale contract and has since expired.

NJRES accounts for its physical commodity contracts and its financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue and gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Operations. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

Unrealized losses and gains at NJRES are the result of changes in the fair value of derivative instruments. The change in fair value of these derivative instruments at NJRES over periods of time can result in substantial volatility in reported net income. When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. Volatility in earnings also occurs as a result of timing differences between the settlement of the financial derivative and the sale of the corresponding natural gas that was hedged with the financial instrument. When the financial instrument settles and the natural gas is placed in inventory, the realized gains (losses) associated with the financial instrument are recognized in earnings. However, the gains (losses) associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net financial earnings by business segment and operations are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2010		2009
Net Financial Earnings (Loss)
Natural Gas Distribution	$24,356	84%	$23,502	86%
Energy Services	3,167	11	2,494	9
Midstream Assets	1,713	6	1,876	7
Clean Energy Ventures	54	—	—	—
Retail and Other	(160)	(1)	(459)	(2)
Total	$29,130	100%	$27,413	100%

Natural Gas Distribution Segment

Our distribution segment has 493,500 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

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

•
Working with the BPU and the New Jersey Division of Rate Counsel (Rate Counsel), on the continuation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin, which is a non-GAAP financial measure, against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin;

•	Managing its new customer growth rate, which is expected to be approximately 1.3 percent annually over the next two years;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs;

•	Maintaining the integrity of its infrastructure, while working with the BPU to accelerate certain infrastructure projects in an effort to stimulate the local and state economies;

•	Coordinating with the BPU on clean energy goals; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' Basic Gas Supply Service (BGSS) rates as stable as possible.

Rate of Return

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June of each year, coincident with NJNG's annual BGSS filing. As of

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

the most recent filing in June 2010, which the BPU approved on a provisional basis in September 2010, NJNG's recovery for accrued and estimated CIP amounts through September 30, 2010, will be $12.1 million annually, effective October 1, 2010, which is an increase of the previously approved amount of $5.2 million. See Note 3. Regulation and the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of December 31, 2010, NJNG has $11.1 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended December 31, 2010, NJNG added 1,640 new customers, or an increase of 0.3 percent, which is expected to contribute annual utility gross margin of approximately $881,000. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2011 and 2012, and expects this growth rate to increase utility gross margin under NJNG's base rates by approximately $3.4 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.29 per MMBtu to $4.27 per MMBtu and from $3.73 per MMBtu to $4.49 per MMBtu during the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.64 per MMBtu, 22.1 percent higher than the average settlement price of $3.80 per MMBtu during the three months ended December 31, 2010.

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

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs, therefore, changes in such costs do not impact NJNG's earnings. NJNG's cost of gas includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of incentive programs, and hedging transactions. NJNG monitors its actual gas costs in comparison to its tariff rates in order to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices.

During the three months ended December 31, 2009, NJNG issued refunds of $34.5 million to customers and implemented BGSS rate reductions as a result of the continuing decline in commodity prices. Commodity prices have since stabilized in comparison to NJNG's tariff rate. As a result, there have been no refunds or rate adjustments during the three months ended December 31, 2010. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Utility gross margin from incentive programs during the three months ended December 31, 2010 and 2009 was $2.7 million and $2.4 million, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include MGP remediation costs and wholesale natural gas costs (recovered through BGSS). Actual remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the New Jersey Department of Environmental Protection (NJDEP) and related litigation. NJNG reviews these costs annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation.

NJNG has recognized a regulatory asset and an obligation of $201.6 million as of December 31, 2010. NJNG's obligation increased $54.9 million, or 37.4 percent during fiscal 2010. The increase during fiscal 2010 was due primarily to the annual reassessment of the MGP remediation and related costs, which caused an increase in four out of the five sites as well as a change to using the best estimate within a range of potential liability amounts. Prior to the change, NJNG used the minimum cost estimate within the range since the most likely outcome was not available.

NJNG is currently authorized to recover remediation costs of approximately $20 million annually. If there are changes in the regulatory position on the recovery of these costs as determined by the BPU, such costs would be charged to income in the period of such determination.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated pipeline integrity.

During fiscal 2009, NJNG implemented its Accelerated Infrastructure Investment Program (AIP), as approved by the BPU, to enhance the reliability of its gas distribution system and to support economic development and job growth in New Jersey, commencing construction on fourteen infrastructure projects. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers this investment through its base rates.

As of December 31, 2010, NJNG has committed capital expenditures for fiscal 2011 of $93.2 million, of which $23.3 million is related to AIP. In September 2010, the BPU approved an annual recovery through base rates of $4.17 million related to AIP. On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to AIP (AIP II) for capital investments made through August 31, 2012, in the amount of $52.2 million. On January 24, 2011, NJNG amended the amount of this petition to $60.2 million. The proposed AIP II includes nine incremental capital projects and NJNG has requested a similar recovery mechanism as approved for AIP by the BPU in April 2009. See Note 3. Regulation for a discussion on regulatory actions and recovery of capital expenditures related to AIP.

Energy efficiency

NJNG has implemented economic stimulus programs in order to promote energy efficiency (EE) and conservation while stimulating the state's economy. The BPU has approved expenditures of up to approximately $21.1 million to support three EE Programs. As a result, NJNG has a recovery mechanism in place and defers the costs associated with the EE projects, including NJNG's overall weighted average cost of capital. As of December 31, 2010, NJNG has spent a total of $17.2 million related to these programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In March 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU and requested recovery of expenditures related to a series of energy-efficiency and solar energy programs for eligible residential and commercial customers through which enhanced rebates and incentives are provided. In September 2010, NJNG received approval of its RGGI programs from the BPU, allowing NJNG to offer certain residential and commercial energy-efficiency programs, through which enhanced rebates and incentives are provided. The program will run for an initial period of twelve months, effective January 1, 2011. NJNG will recover these energy-efficiency investments of up to $9.6 million over a four or five-year period, depending on the commencement date of the specific initiative. The recovery period for costs associated with other approved components of the RGGI program varies and can be up to ten years. The approved program costs will be subject to deferred accounting and recovery of energy-efficient investments will include NJNG's overall weighted cost of capital. On January 7, 2011, NJNG notified the BPU that the solar incentive programs initially included in the March 2010 filing and subsequently reserved for future discussions were withdrawn at this time.

In June 2010, NJNG filed its annual EE Program filing, which included a request to maintain the current EE Rider rate due to the implementation of the RGGI Program.

Other

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG's results. A more detailed discussion can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2010 there was significant expansion of natural gas resources in the Northeast region as a result of drilling along the Marcellus Shale, which caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on the earnings of NJRES. However, NJRES believes there is an opportunity to provide asset management services to exploration and production companies working on the development of these natural gas resources.

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

As of December 31, 2010, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, and net of cash distributions received, were $135.5 million and $23 million, respectively. NJR could have an additional funding obligation of up to $5.6 million related to Steckman Ridge, should there be additional construction on the storage facility to improve performance.

Clean Energy Ventures Segment

NJRCEV has been actively pursuing opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. The investments will qualify for a 30 percent federal investment tax credit (ITC) and Solar Renewable Energy Certificates (SRECs). As of December 31, 2010, capital expenditures totaled $899,000. NJRCEV currently estimates capital expenditures of between $50 - $70 million in fiscal 2011, of which $19.7 million has been committed. These investments are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of commercial solar projects, such as timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or, at all. Since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, would have a negative impact on earnings.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 133,000 customers and has been focused on growing its installation business and expanding its service contract customer base. In addition, NJRHS has investments in residential solar energy projects. CR&R seeks additional opportunities to enhance the value of its undeveloped land and investments. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2010. NJR's critical accounting policies have not changed from those reported in the 2010 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies, for discussion of recently issued accounting standards.

Results of Operations

Consolidated

Net income decreased 52.8 percent to $24.5 million during the three months ended December 31, 2010, compared with $51.9 million during the three months ended December 31, 2009. Earnings for the three months ended December 31, 2010, were $0.59 per basic share and and $0.59 per diluted share, compared with earnings of $1.25 per basic share and $1.24 per diluted share for the three months ended December 31, 2009. Changes in net income were primarily driven by unrealized (losses) gains of $(34.4) million and $4.1 million, after taxes, for the three months ended December 31, 2010 and 2009, respectively, as well as certain realized gains associated with natural gas in inventory of $29.8 million and $20.4 million, after taxes, for the three months ended December 31, 2010 and 2009, respectively, which were due primarily to the change in the fair market value of financial derivative instruments as a result of market conditions.

The Company's operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2010	2009
Operating revenues (1)	$713,152	$609,546
Gas purchases (1)	$589,696	$449,393

(1)
Amounts include intercompany eliminating entries in Operating revenues of $16.4 million and $2.5 million and in Gas purchases of $17.3 million and $3.3 million for the three months ended December 31, 2010, and 2009, respectively.

Operating revenues and gas purchases increased $103.6 million and $140.3 million, respectively, during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to:

•
an increase in operating revenues of $83.3 million and gas purchases of $131.9 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX that averaged $3.80 per MMBtu during the three months ended December 31, 2010, compared with $4.17 per MMBtu during the three months ended December 31, 2009. In addition, both operating revenue and gas purchases decreased as a result of unrealized losses during the three months ended December 31, 2010, compared with unrealized gains during the three months ended December 31, 2009.

•
an increase in operating revenues of $32.2 million and gas purchases of $22.4 million at NJNG primarily as a result of additional bill credits and refunds during the three months ended December 31, 2009, that did not recur during the three months ended December 31, 2010, along with an increase in firm sales due to higher therm usage due primarily to weather being 11.9 percent colder than the prior year, partially offset by a decrease in off-system sales:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
an increase in operating revenues of $2.1 million at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized losses associated with financial derivatives at NJR Energy of $503,000 during fiscal 2009 that did not recur during the three months ended December 31, 2010.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 493,500 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Utility Gross Margin
Operating revenues	$290,676	$258,475
Less:
Gas purchases	177,651	155,274
Energy and other taxes	18,482	14,532
Regulatory rider expense	16,698	13,712
Total Utility Gross Margin	77,845	74,957
Operation and maintenance expense	25,874	24,878
Depreciation and amortization	8,223	7,660
Other taxes not reflected in utility gross margin	1,079	1,148
Operating income	42,669	41,271
Other income	304	926
Interest expense, net of capitalized interest	4,016	4,251
Income tax provision	14,601	14,444
Net income	$24,356	$23,502

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

TEFA, which is included in energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts and franchise tax formula.

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG's operating revenues and gas purchases increased by $32.2 million, or 12.5 percent, and by $22.4 million, or 14.4 percent, respectively, during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $37.4 million and $34.5 million, respectively, due to a BGSS customer refund of $34.5 million, inclusive of sales tax refunds of $2.9 million, during the three months ended December 31, 2009, that did not recur during the three months ended December 31, 2010;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $19.6 million and $11 million, respectively, as a result of higher therm usage due primarily to weather being 11.9 percent colder than the prior year, partially offset by a decrease in operating revenue of $4.4 million, as a result of lower accruals relating to the CIP; partially offset by

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $16.9 million and $16.5 million, respectively, due primarily to a reduction of 12 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a 9.6 percent decrease in price; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $7.2 million and $6.8 million, respectively, as a result of a decrease of approximately 5.5 percent in the average periodic BGSS rate per therm for residential and small commercial customers and 1.9 percent per therm for large commercial customers, partially offset by an increase in operating revenue of $1.5 million due primarily to the increase in base rates related to AIP, effective October 1, 2010.

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Operations, totaled $18.5 million and $14.5 million during the three months ended December 31, 2010 and 2009, respectively. Sales tax increased during the three months ended December 31, 2010, due primarily to an increase in operating revenue from firm sales of $54.4 million, compared with the three months ended December 31, 2009.

Regulatory rider expenses are calculated on a per-therm basis. Regulatory rider expenses totaled $16.7 million and $13.7 million during the three months ended December 31, 2010 and 2009, respectively. The increase of $3 million during the three months ended December 31, 2010, is due primarily to an 8.9 percent increase in rates and an 11.9 percent increase in usage.

NJNG's utility gross margin is comprised of the following components:

•	Utility firm gross margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
Incentive programs, where gross margins generated or savings achieved from BPU-approved Off-system Sales, Capacity Release, Financial Risk Management or Storage Incentive programs (defined below in Incentive Programs) are shared between customers and NJNG; and

•Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2010		2009
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$50,846	13.7	$49,950	12.4
Commercial, Industrial and other	12,990	2.7	12,991	2.6
Firm Transportation	11,195	4	9,494	3.3
Total Utility Firm Gross Margin/Throughput	75,031	20.4	72,435	18.3
Incentive programs	2,724	27.3	2,438	22.1
Interruptible	90	1.4	84	0.8
Total Utility Gross Margin/Throughput	$77,845	49.1	$74,957	41.2

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales and transportation service increased $896,000 and $1.7 million to $50.8 million and $11.2 million, respectively, during the three months ended December 31, 2010 due primarily to an increase in customers and an increase in base rates related to the AIP during the three months ended December 31, 2010, partially offset by a decrease of $4.4 million in the CIP accrual. The increase in residential sales customers was due primarily to a 22.8 percent increase in customers converting from other fuel sources as compared with conversions during the prior fiscal year. The increase in transportation customers is largely a result of marketing activity by third party natural gas providers in NJNG's distribution territory that resulted in an increase of 8,354 customers, or 37 percent from 22,580 as of December 31, 2009 to 30,934 as of December 31, 2010.

Utility firm gross margin from commercial and industrial service sales remained flat at $13 million during the three months ended December 31, 2010 and 2009.

NJNG added 1,640 and 1,438 new customers in during the three months ended December 31, 2010 and 2009, respectively. In addition, NJNG converted 92 and 58 existing customers to natural gas heat and other services during the three months ended December 31, 2010 and 2009, respectively. The customer growth represents an estimated annual increase of approximately 0.19 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $881,000 annually to utility gross margin.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Weather (1)	$(2,814)	$2,242
Usage	2,821	2,124
Total	$7	$4,366

(1)
Compared with the twenty-year average, weather was 7.8 percent colder-than-normal during the three months ended December 31, 2010 and 5.3 percent warmer-than-normal during the three months ended December 31, 2009.

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

The FRM program is designed to provide price stability to NJNG's natural gas supply portfolio. The FRM program includes an incentive mechanism designed to encourage the use of financial instruments to economically hedge NJNG's natural gas costs. Gross margin is generated by entering into financial option positions that have a strike price below a published quarterly benchmark, minus premiums and associated fees. NJNG retains 15 percent of the utility gross margin, with 85 percent credited to firm customers through the BGSS.

The Storage Incentive program measures the difference between the actual cost of natural gas injected into storage and a benchmark established with the purchase of a portfolio of futures contracts applicable to the April-through-October natural gas injection season. Gains and losses are shared on an 80 percent and 20 percent basis between customers and NJNG, respectively.

The current incentive programs expire on October 31, 2011, unless extended by the BPU.

Utility gross margin generated by NJNG's incentive programs increased $286,000 during the three months ended December 31, 2010, to $2.7 million from $2.4 million during the three months ended December 31, 2009, and included an increase of $192,000 in the FRM program due primarily to greater market opportunities, an increase of $435,000 related to the storage incentive program due primarily to the timing of physical injections/withdrawals and hedging gains and an increase of $67,000 related to capacity release, partially offset by a decrease of $408,000 in off-systems sales due primarily to decreased volumes of 12 percent, as previously discussed.

Interruptible Revenues

As of December 31, 2010, NJNG serves 42 customers through interruptible transportation and sales services compared with 45 customers as of December 31, 2009. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

Operation and Maintenance Expense

Operation and maintenance expense increased $996,000, or 4 percent, during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to the following:

•
an increase in fringe benefits of $860,000 related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims;

•
an increase in bad debt expense of $700,000 corresponding to higher customer receivable balances during the three months ended December 31, 2010, in comparison to balances during the prior fiscal year, which were lower as a result of a BGSS refund issued to customers;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	an increase in compensation costs of $567,000 due primarily to an increase in new hires coupled with lower incentive accruals in fiscal 2010; partially offset by

•	a decrease in allocated shared services costs of $406,000 due primarily to lower overhead costs at NJRSC;

•	a decrease in consulting fees of $303,000 due primarily to solar related consulting fees incurred during the three months ended December 31, 2009 that did not recur during fiscal 2010;

•	a decrease of $263,000 due primarily to higher capitalized engineering costs; and

•	a decrease of $158,000 in insurance due primarily to a worker's compensation refund.

Depreciation Expense

Depreciation expense during the three months ended December 31, 2010, increased $563,000, compared with the three months ended December 31, 2009 as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $1.4 million, or 3.4 percent, during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to an increase in total utility gross margin of $2.9 million, partially offset by an increase in depreciation expense of $563,000 and an increase in operation and maintenance expense of $996,000, as previously discussed.

Interest Expense

Interest expense decreased $235,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due to a decrease of $358,000 associated with long-term debt due primarily to the redemption of a $20 million bond on October 1, 2010, partially offset by an increase of $122,000 associated with short-term debt due primarily to lower capitalized interest related to the debt component of AFUDC due to lower average interest rates and increased balances related to NJNG's commercial paper program.

Net Income

Net income increased $854,000, or 3.6 percent, to $24.4 million during the three months ended December 31, 2010, compared with $23.5 million during the three months ended December 31, 2009, due primarily to an increase in operating income and lower interest expense, as discussed above, partially offset by a decrease in other income due primarily to lower capitalized cost of equity related to AFUDC as a result of increased short-term debt balances in comparison to NJNG's construction work in progress and an increase in income tax expense of $157,000 correlating to the higher operating income.

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

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES records its physical commodity contracts at fair value in the Unaudited Condensed Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of operating revenues and gas purchases, respectively, in the Unaudited Condensed Consolidated Statements of Operations.

The changes in fair value of NJRES' financial derivative instruments, which are financial futures, swaps and option contracts are also recognized in the Unaudited Condensed Consolidated Statements of Operations, as a component of gas purchases.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Operating revenues	$430,774	$347,477
Gas purchases (including demand charges)	429,315	297,457
Gross margin	1,459	50,020
Operation and maintenance expense	3,171	4,233
Depreciation and amortization	16	50
Other taxes	294	547
Operating (loss) income	(2,022)	45,190
Other income	4	1
Interest expense, net	276	262
Income tax (benefit) provision	(842)	17,285
Net (loss) income	$(1,452)	$27,644

As of December 31, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	43.2 Bcf of net short futures contracts and fixed swap positions, and;

•	54.9 Bcf of net long basis swap positions.

As of December 31, 2009, NJRES' portfolio of financial derivative instruments was comprised of:

•	34.1 Bcf of net short futures contracts and fixed swap positions, and;

•	14.4 Bcf of net short basis swap positions.

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Gross margin during the three months ended December 31, 2010, was lower by approximately $48.6 million compared with the three months ended December 31, 2009, due primarily to unrealized losses during fiscal 2011 compared to unrealized gains during fiscal 2010 partially offset by higher realized gains year-over-year.

NJRES had unrealized (losses) gains of $(54.4) million and $7.7 million during the three months ended December 31, 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions will be realized.

NJRES also had realized gains of $47.1 million and $33.1 million during the three months ended December 31, 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The increase in gains incurred during the three months ended December 31, 2010, resulted from more favorable settlement prices compared with the prior year.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition to the lower margin that resulted from the higher net losses discussed above, was a decrease in realized margin associated with physical sale of natural gas during the three months ended December 31, 2010, as described further in the discussion of financial margin in the Non-GAAP measures section.

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

The following table is a computation of financial margin of NJRES:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Operating revenues	$430,774	$347,477
Less: Gas purchases	429,315	297,457
Add:
Unrealized loss (gain) on derivative instruments and related instruments	54,407	(7,742)
Effects of economic hedging related to natural gas inventory	(47,101)	(33,113)
Financial margin	$8,765	$9,165

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Operating (loss) income	$(2,022)	$45,190
Add:
Operation and maintenance expense	3,171	4,233
Depreciation and amortization	16	50
Other taxes	294	547
Subtotal - Gross margin	1,459	50,020
Add:
Unrealized loss (gain) on derivative instruments and related instruments	54,407	(7,742)
Effects of economic hedging related to natural gas inventory	(47,101)	(33,113)
Financial margin	$8,765	$9,165

A reconciliation of NJRES' net (loss) income to net financial earnings is as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Net (loss) income	$(1,452)	$27,644
Add:
Unrealized loss (gain) on derivative instruments and related instrument, net of taxes	34,402	(4,766)
Effects of economic hedging related to natural gas inventory, net of taxes	(29,783)	(20,384)
Net financial earnings	$3,167	$2,494

Financial margin decreased $400,000 to $8.8 million during the three months ended December 31, 2010, from $9.2 million during the three months ended December 31, 2009. Although NJRES experienced only a marginal decline in financial margin during the three months ended December 31, 2010, that was largely a result of an increase in volatility in natural gas prices in the latter part of the quarter. For the most part, exploration and production of shale gas in the Northeastern regions has contributed to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation assets. Overall the fundamental change in the supply of shale gas and related market volatility is expected to lower NJRES' financial margin and net financial earnings contribution to between 5 percent and10 percent of consolidated net financial earnings in comparison in fiscal 2011.

Operation and Maintenance Expense

Operation and maintenance expense decreased $1.1 million, or 25.1 percent, during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to a decrease in incentive-based compensation coupled with a decrease in intercompany corporate cost allocations.

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

Net Financial Earnings

Net financial earnings increased $673,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to lower operating and maintenance expenses, as described above, which more than offset lower financial margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Assets Segment

Operating Results

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Equity in earnings of affiliates	$3,620	$3,960
Operation and maintenance expense	$142	$195
Interest expense, net	$580	$610
Net income	$1,713	$1,876

Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The $340,000 decrease in equity in earnings during the three months ended December 31, 2010, compared with the three months ended December 31, 2009 was due primarily to decreased earnings at Steckman Ridge of $479,000, partially offset by increased earnings of $139,000 at Iroquois. The contributions to equity in earnings from Iroquois and Steckman Ridge are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Iroquois	$1,178	$1,039
Steckman Ridge	2,442	2,921
Total equity in earnings	$3,620	$3,960

Operation and maintenance expenses decreased $53,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to decreased shared service costs at Iroquois, partially offset by increased shared service costs at Steckman Ridge.

Interest expense, net during the three months ended December 31, 2010, decreased $30,000 compared with the three months ended December 31, 2009, due primarily to a reduction in interest expense as a result of a lower average borrowing rate during the three months ended December 31, 2010.

Net income decreased $163,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to the decrease in equity in earnings, partially offset by the decrease in operation and maintenance expense and interest expense, as discussed above.

Clean Energy Ventures Segment

Operating Results

During the fourth quarter of fiscal 2010, NJRCEV entered into agreements to install, operate and maintain solar equipment on commercial property. As of October 1, 2010, certain of these projects have commenced and are expected to be completed and operational during fiscal 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The consolidated financial results of CEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Operation and maintenance expense	$568	$—
Income tax (benefit)	$(639)	$—
Net income	$54	$—

Operation and maintenance expense during the three months ended December 31, 2010, consisted primarily of start-up costs including compensation and other administrative expenses.

Income tax benefit during the three months ended December 31, 2010, is the result of the ITC associated with solar projects that are expected to be completed and available for use during fiscal 2011 and the income tax benefit of the current period activity. The ITC recognized in the quarter is based on an estimate of the annual effective tax rate including the estimated ITC for the fiscal year, applied to the current quarterly activity.

Net income during the three months ended December 31, 2010, includes the ITC, partially offset by operation and maintenance expense, as discussed above.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other summarized as follows:

	Three Months Ended
	December 31
(Thousands)	2010	2009
Operating revenues	$8,126	$6,044
Operation and maintenance expense	$7,713	$7,036
Net loss	$(160)	$(962)

Operating revenue increased $2.1 million, or 34.4 percent, during the three months ended December 31, 2010, to $8.1 million compared with $6 million during the three months ended December 31, 2009. The improvement was due primarily to an increase of $1.2 million related to installations and service contracts at NJRHS, in addition to unrealized losses associated with financial derivatives at NJR Energy of $854,000 during fiscal 2010 that did not recur during the three months ended December 31, 2010.

Operation and maintenance expense increased by $677,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to increased materials, compensation and benefit costs.

Net loss during the three months ended December 31, 2010, decreased $802,000, compared with the three months ended December 31, 2009, due primarily to lower unrealized losses along with increased operation and maintenance expense, as discussed above, partially offset by the ITC associated with solar projects. Solar projects that commenced during the third quarter of fiscal 2010 generated $181,000 of net income during the three months ended December 31, 2010.

Non-GAAP measures

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments. NJR Energy's financial derivative expired during fiscal 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of Net loss to Net financial loss, a non-GAAP measure, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2010	2009
Net loss	$(160)	$(962)
Add:
Unrealized loss on derivative instruments, net of taxes	—	503
Net financial loss	$(160)	$(459)

Net financial loss decreased $299,000 during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to an increase in operating revenue and investment tax credits, partially offset by an increase in operations and maintenance expense, as previously discussed.

Liquidity and Capital Resources

NJR's objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	December 31, 2010	September 30, 2010
Common stock equity	49%	55%
Long-term debt	28	32
Short-term debt	23	13
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of December 31, 2010, the Company repurchased a total of 7.1 million of those shares and may repurchase an additional 1.7 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks and proceeds from the Company's DRP.

NJR believes that as of December 31, 2010, NJR and NJNG were, and currently are, in compliance with all debt covenants.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Long-Term Debt

NJR currently has $50 million in fixed-rate debt, issued through the private placement market, maturing in 2017.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million Series CC First Mortgage bonds. As of December 31, 2010, NJNG had $172.8 million in secured fixed-rate debt remaining, with maturities ranging from 2018 to 2014, and $60 million in unsecured senior notes maturing in 2014.

In addition, NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with NJNG's variable-rate debt are based on the rates of the related EDA ARS. As of December 31, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG's borrowing costs of the variable-rate debt. At December 31, 2010, the thirty-day LIBOR rate was 0.26 percent. NJNG had a weighted average interest rate of 0.46 percent at both December 31, 2010 and September 30, 2010. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in thirty-day LIBOR average interest rates would have caused a change in interest expense for these variable rate bonds of approximately $475,000 during the three months ended December 31, 2010.

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

Short-Term Debt

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

As of December 31, 2010, NJR and NJNG had committed credit facilities of $325 million and $200 million, respectively, as described below, with $32 million and $143 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

($ in thousands)
NJR
Notes payable to banks:
Balance at December 31, 2010	$284,125
Weighted average interest rate at end of period	0.52%
Average balance for the three months ended December 31, 2010	$202,335
Weighted average interest rate for average balance	0.60%
Month end maximum for the three-months ended December 31, 2010	$284,125

NJNG
Commercial paper:
Balance at December 31, 2010	$57,000
Weighted average interest rate at end of period	0.26%
Average balance for the three months ended December 31, 2010	$56,000
Weighted average interest rate for average balance	0.26%
Month end maximum for the three-months ended December 31, 2010	$68,000

NJR has a $325 million, revolving unsecured credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR's non-regulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. During the three months ended December 31, 2010, NJR's average interest rate was 0.60 percent, resulting in interest expense of $301,000. Based on average borrowings under the facility of $202.3 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $554,000 during the three months ended December 31, 2010.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which will expire on May 11, 2011. The additional credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES' normal course of business. This credit line can be canceled upon two days notice by NJR. Borrowings under this credit line are conditional upon compliance with the covenants of NJR's committed credit facility described above.

As of December 31, 2010, NJR has three letters of credit outstanding, totaling $8.1 million, on behalf of NJRES. Two of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on March 19, 2011. The other letter of credit, which totals $1 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2011. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2011. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG has a $200 million unsecured committed credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of less than 2.50 to 1.00. During the three months ended December 31, 2010, NJNG's average interest rate was 0.26 percent, resulting in

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

interest expense of $45,000. Based on average borrowings under the facility of $56 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $151,700 during the three months ended December 31, 2010.

Neither NJNG nor its assets are obligated or pledged to support the NJR facility.

Sale-Leaseback

NJNG received approximately $5.9 million and $4.9 million in December 2010 and 2009, respectively, related to the sale-leaseback of a portion of its gas meters.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of December 31, 2010:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$520,684	$15,613	$31,226	$85,979	$387,866
Capital lease obligations (1)	83,271	14,916	19,915	18,323	30,117
Operating leases (1)	7,015	2,194	2,726	765	1,330
Short-term debt	341,125	341,125	—	—	—
New Jersey Clean Energy Program (1)	30,043	12,888	17,155	—	—
Construction obligations	21,220	21,220	—	—	—
Accelerated Infrastructure Program (AIP)	12,146	12,146	—	—	—
Remediation expenditures (2)	201,600	23,600	53,900	14,000	110,100
Natural gas supply purchase obligations-NJNG	23,056	23,056	—	—	—
Demand fee commitments-NJNG	671,832	95,402	194,120	120,048	262,262
Natural gas supply purchase obligations-NJRES	677,771	481,290	196,481	—	—
Demand fee commitments-NJRES	178,530	73,817	55,135	23,122	26,456
Total contractual cash obligations	$2,768,293	$1,117,267	$570,658	$262,237	$818,131

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $4.9 million to the pension plans in October 2010. It is anticipated that the annual funding level to the OPEB plans will range from $5.5 million to $6.6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of December 31, 2010, there were NJR guarantees covering approximately $387.7 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

As of December 31, 2010, NJR had cash investments of $126.9 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $11 million. Should there be additional construction at the facility to improve performance, NJR would be obligated to fund up to an additional $5.6 million for a total of $132.5 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Included in the investment in Steckman Ridge are loans including accrued interest from NJR in the amount of $70.6 million as of December 31, 2010. NJR, as part of its funding commitment is committed to fund up to a total $82.5 million in loans. The principal balance of the loans are due December 31, 2017, and can be prepaid at the option of Steckman Ridge. The principal amount of the loans accrue interest at a rate of LIBOR plus 0.95 percent, which resets quarterly.

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $50 - $70 million incurred through December 31, 2010, of which $19.7 million has been committed. The capital expenditures related to these energy projects are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules and the permitting and regulatory process, which may affect our ability to commence operations at these projects on a timely basis or, at all.

NJNG's total capital expenditures are estimated at $93.2 million and $75.8 million in fiscal 2011 and 2012, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2011 include an estimated $23.3 million related to AIP construction costs. As of December 31, 2010, NJNG has incurred $11.1 million related to the AIP program during fiscal 2011 and effective October 1, 2010, increased base rate revenue to recover the costs by approximately $4.17 million, based on expenditures incurred through August 31, 2010.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $131.9 million during the three months ended December 31, 2010, compared with $52.2 million during the three months ended December 31, 2009. NJR employs the indirect method when preparing its Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR's business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income decreased $27.4 million during during the three months ended December 31, 2010, compared with the three months ended December 31, 2009, due primarily to realized losses, net of tax, of $29.8 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $20.4 million during the three months ended December 31, 2009, as well as an increase of $39.2 million in unrealized gains, net of tax, associated with changes in the values of financial derivative instruments.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Changes in working capital, which are driven primarily by changes in volumes of natural gas purchased and sold as well as movements in commodity prices, were the major contributors to the $79.7 million increase in cash used in operating activities. During the three months ended December 31, 2010, the decrease in cash as compared with the three months ended December 31, 2009, these factors resulted in the following:

•	an increase in margin deposits of $53.1 million as a result of higher unrealized losses at NJRES;

•	a decrease of $45 million in NJNG's gas purchases payables due primarily to lower volumes of gas purchased during the three months ended December 31, 2010; offset by

•
an increase in NJNG's gas costs recovered of approximately $34.1 million during the three months ended December 31, 2010, which reflects an increase in customers and resulting higher volumes of gas sold in addition to a refund that NJNG issued to customers during the three months ended December 31, 2009, that did not recur during fiscal 2011.

NJNG's MGP expenditures are currently expected to total $19 million in fiscal 2011. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities.

Investing Activities

Cash flow used in investing activities totaled $29.3 million during the three months ended December 31, 2010, compared with $15.7 million during the three months ended December 31, 2009. The increase in cash used was due primarily to higher utility plant expenditures at NJNG during fiscal 2011.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG's capital expenditures are expected to slightly decrease in fiscal 2011 to $93.2 million when compared with the capital spending of $94.6 million in fiscal 2010. The expected expenditures for fiscal 2011 include an estimate of $23.3 million related to AIP construction costs, of which, $11.1 million was incurred during the three months ended December 31, 2010. NJNG is expecting capital expenditures of $75.8 million in fiscal 2012.

As of December 31, 2010, NJR had cash investments of $126.9 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $11 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.6 million.

Retail and Other capital expenditures each year have been made primarily in connection with investments made to preserve the value of real estate holdings. At December 31, 2010, CR&R owned eighty-three acres of undeveloped land and a 56,400-square-foot building on five acres of land. NJR, through NJRCEV and NJRHS, has entered into various agreements to install solar equipment involving both residential and commercial projects. As of December 31, 2010, capital expenditures totaled $3.7 million. NJR currently estimates capital expenditures of between $50 - $70 million in fiscal 2011, of which $19.7 million has been committed.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2011.

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

Cash flow generated from financing activities totaled $166.9 million during the three months ended December 31, 2010, compared with $42.1 million during the three months ended December 31, 2009, due primarily to an increase in short-term borrowings at NJR and NJNG, offset by the redemption of NJNG's $20 million Series CC First Mortgage Bonds during the three months ended December 31, 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of ARS through the EDA, and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG's rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the thirty-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although the average weighted interest rate associated with the ARS was 0.46 percent as of December 31, 2010, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

NJNG received $5.9 million and $4.9 million in December 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Credit Ratings

The table below summarizes NJNG's current credit ratings issued by two rating entities, Standard and Poor's (S&P) and Moody's Investors Service, Inc. (Moody's):

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could still face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company's current short-term and long-term credit ratings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity, and its prices are determined effectively by the NYMEX and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also influenced significantly from time to time by other events.

The regulated and unregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU, NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas and NJR Energy from time to time may enter into energy-related ventures.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2010 to December 31, 2010:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2010
NJNG	$(16,497)	$(2,846)	$(3,575)	$(15,768)
NJRES	57,538	(20,352)	21,572	15,614
Total	$41,041	$(23,198)	$17,997	$(154)

There were no changes in methods of valuations during the year ended December 31, 2010.

The following is a summary of fair market value of financial derivatives at December 31, 2010, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013 - 2015	After 2015	Total Fair Value
Price based on NYMEX	$(366)	$(4,951)	$—	$—	$(5,317)
Price based on other external data	2,877	1,883	386	17	5,163
Total	$2,511	$(3,068)	$386	$17	$(154)

The following is a summary of financial derivatives by type as of December 31, 2010:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	(2.0)	$3.90 - $5.69	$(18,821)
	Swaps	19.0	$3.90 - $8.04	3,053
	Options	—	$0.00 - $0.00	—
NJRES	Futures	(16.1)	$3.91 - $7.11	13,503
	Swaps	27.8	$3.87 - $7.23	1,977
	Options	2.9	$0.06 - $0.07	134
Total				$(154)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2010 to December 31, 2010:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2010
NJRES - Prices based on other external data	$17,990	(18,937)	(7,181)	$6,234

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2010 to December 31, 2010:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2010
NJRES	$25	119	—	$144

There were no changes in methods of valuations during the year ended December 31, 2010.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at December 31, 2010, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2,011	2,012	2013 - 2015	After 2015	Total Fair Value
Prices based on other external data	$75	44	25	—	$144

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $20.4 million. This analysis does not include potential changes to reported credit adjustments embedded in the $31.6 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	HENRY HUB FUTURES and FIXED PRICE SWAPS
% increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(10,199)	$(20,399)	$(30,598)	$(40,798)
Ending derivative fair value	$31,582	$21,383	$11,183	$984	$(9,216)

% decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$10,199	$20,399	$30,598	$40,798
Ending derivative fair value	$31,582	$41,781	$51,981	$62,180	$72,380

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

The Company's RMC continuously monitors NJR's credit risk management policies and procedures. The RMC is comprised of individuals from NJR-affiliated companies that meet twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2010. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any wholesale outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of December 31, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$204,902	$142,889
Noninvestment grade	6,849	—
Internally rated investment grade	38,909	20,820
Internally rated noninvestment grade	14,178	—
Total	$264,838	$163,709

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of December 31, 2010, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$31,469	$26,145
Noninvestment grade	491	—
Internally rated investment grade	638	393
Internally rated noninvestment grade	386	—
Total	$32,984	$26,538

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

Interest Rate Risk

As of December 31, 2010, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling $97 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every seven or thirty-five days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of December 31, 2010, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of thirty-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG's variable-rate debt, it does impact its borrowing costs of the variable-rate debt. At December 31, 2010, the thirty-day LIBOR rate was 0.26 percent. As such, NJNG currently has a weighted average interest rate of 0.46 percent as of December 31, 2010. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in thirty-day LIBOR average interest rates would have caused a change in interest expense for these variable rate bonds by approximately $475,000 during the three months ended December 31, 2010. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

At December 31, 2010, the Company (excluding NJNG) had no variable-rate long-term debt.

For more information regarding the interest rate risk related to our short-term debt, please see Item 2. Liquidity and Capital Resources - Debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2010, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2010, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR's 2010 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. NJR does not believe that there have been any material changes from the risk factors as previously disclosed by NJR in the 2010 Annual Report on Form 10-K

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/10 - 10/31/10	—	—	—	1,687,771
11/01/10 - 11/30/10	—	—	—	1,687,771
12/01/10 - 12/31/10	—	—	—	1,687,771
Total	—	—	—	1,687,771

ITEM 4. (REMOVED AND RESERVED)

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

101	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 3, 2011
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer