Form 10-Q
period 2011-03-31
NEW JERSEY RESOURCES CORP
filed 2011-05-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1‑8359

NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22‑2376465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719	732‑938‑1480
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock ‑ $2.50 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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
Yes: ☒            No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒
The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2011 was 41,370,942.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2011 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Risk Factors in Item 1A of NJR's 2010 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•
risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects and NJR's eligibility for federal investment tax credits (ITCs) and the future market for Solar Renewable Energy Credits (SRECs);

•	timing of qualifying for ITCs due to delays or failures to complete planned solar energy projects would result in a change in our effective tax rate and earnings;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS
New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2011	2010	2011	2010
OPERATING REVENUES
Utility	$433,248	$430,706	$723,924	$689,181
Nonutility	543,739	487,640	966,215	838,711
Total operating revenues	976,987	918,346	1,690,139	1,527,892
OPERATING EXPENSES
Gas purchases:
Utility	235,001	276,104	395,450	431,054
Nonutility	548,618	427,273	977,865	721,716
Operation and maintenance	37,896	37,018	75,312	73,309
Regulatory rider expenses	24,304	21,184	41,002	34,857
Depreciation and amortization	8,477	7,931	16,931	15,800
Energy and other taxes	29,489	26,824	50,114	43,759
Total operating expenses	883,785	796,334	1,556,674	1,320,495
OPERATING INCOME	93,202	122,012	133,465	207,397
Other income	805	1,028	1,250	2,147
Interest expense, net of capitalized interest	5,078	5,291	10,341	10,708
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	88,929	117,749	124,374	198,836
Income tax provision	28,612	46,485	42,465	78,621
Equity in earnings of affiliates	3,610	2,953	6,527	5,904
NET INCOME	$63,927	$74,217	$88,436	$126,119

EARNINGS PER COMMON SHARE
BASIC	$1.55	$1.79	$2.14	$3.04
DILUTED	$1.54	$1.78	$2.13	$3.02

DIVIDENDS PER COMMON SHARE	$0.36	$0.34	$0.72	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,352	41,418	41,316	41,517
DILUTED	41,553	41,726	41,516	41,824

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,436	$126,119
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	58,049	(19,208)
Depreciation and amortization	17,369	16,267
Allowance for equity used during construction	(499)	(917)
Allowance for bad debt expense	2,572	1,716
Deferred income taxes	(6,374)	48,979
Manufactured gas plant remediation costs	(5,727)	(1,755)
Equity in earnings of affiliates, net of distributions received	(13)	(2,222)
Cost of removal - asset retirement obligations	(456)	(280)
Contributions to postemployment benefit plans	(8,068)	(6,187)
Changes in:
Components of working capital	9,862	90,359
Other noncurrent assets	16,234	17,518
Other noncurrent liabilities	9,624	(25,394)
Cash flows from operating activities	181,009	244,995
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(43,581)	(27,738)
Solar equipment	(11,533)	—
Real estate properties and other	(367)	(93)
Cost of removal	(3,605)	(4,432)
Investments in equity investees	—	(4,300)
Withdrawal from restricted cash construction fund	38	—
Cash flows (used in) investing activities	(59,048)	(36,563)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,297	6,371
Tax benefit from stock options exercised	347	230
Proceeds from sale-leaseback transaction	5,901	4,925
Payments of long-term debt	(23,919)	(3,204)
Purchases of treasury stock	(7,222)	(24,729)
Payments of common stock dividends	(28,917)	(27,395)
Net payments of short-term debt	—	(44,700)
Cash flows (used in) financing activities	(46,513)	(88,502)
Change in cash and temporary investments	75,448	119,930
Cash and temporary investments at beginning of period	943	36,186
Cash and temporary investments at end of period	$76,391	$156,116
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(106,839)	$(126,345)
Inventories	141,246	123,460
Recovery of gas costs	28,309	(49,637)
Gas purchases payable	(1,285)	79,468
Prepaid and accrued taxes	78,809	49,699
Accounts payable and other	(3,414)	(9,154)
Restricted broker margin accounts	(48,713)	53,225
Customers' credit balances and deposits	(77,917)	(50,460)
Other current assets	(334)	20,103
Total	$9,862	$90,359
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$9,172	$8,944
Income taxes	$4,047	$23,775
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2011	September 30, 2010

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,535,051	$1,525,348
Real estate properties, solar and other, at cost	34,584	33,497
Total property, plant and equipment	1,569,635	1,558,845
Accumulated depreciation and amortization	(402,935)	(423,126)
Property, plant and equipment, net	1,166,700	1,135,719

CURRENT ASSETS
Cash and cash equivalents	76,391	943
Customer accounts receivable
Billed	230,434	162,961
Unbilled revenues	45,501	7,411
Allowance for doubtful accounts	(4,289)	(2,993)
Regulatory assets	14,799	51,466
Gas in storage, at average cost	195,022	336,163
Materials and supplies, at average cost	5,965	6,070
Prepaid state taxes	2,305	55,880
Assets held for sale	9,995	—
Derivatives, at fair value	69,966	135,186
Restricted broker margin accounts	39,495	19,241
Deferred taxes	7,532	—
Other	16,439	12,680
Total current assets	709,555	785,008

NONCURRENT ASSETS
Investments in equity investees	171,967	169,234
Regulatory assets	437,273	454,601
Derivatives, at fair value	6,153	7,957
Other	10,043	10,614
Total noncurrent assets	625,436	642,406
Total assets	$2,501,691	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2011	September 30, 2010

CAPITALIZATION
Common stock equity	$785,074	$725,483
Long-term debt	429,990	428,925
Total capitalization	1,215,064	1,154,408

CURRENT LIABILITIES
Current maturities of long-term debt	12,168	31,257
Short-term debt	147,600	147,600
Gas purchases payable	229,117	230,402
Accounts payable and other	44,451	47,297
Dividends payable	14,873	13,998
Deferred and accrued taxes	45,572	23,737
New Jersey clean energy program	13,766	12,644
Derivatives, at fair value	63,644	78,447
Restricted broker margin accounts	—	28,459
Customers' credit balances and deposits	14,039	91,957
Total current liabilities	585,230	705,798

NONCURRENT LIABILITIES
Deferred income taxes	283,108	278,551
Deferred investment tax credits	6,388	6,549
Deferred revenue	6,927	7,656
Derivatives, at fair value	4,517	5,640
Manufactured gas plant remediation	201,600	201,600
Postemployment employee benefit liability	92,966	93,742
Regulatory liabilities	60,262	57,648
New Jersey clean energy program	12,236	18,291
Asset retirement obligation	26,380	26,009
Other	7,013	7,241
Total noncurrent liabilities	701,397	702,927
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,501,691	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Net income	$63,927	$74,217	$88,436	$126,119
Unrealized gain on available for sale securities, net of tax of $(266), $(349), $(552) and $(613), respectively (1)	390	501	800	879
Net unrealized gain (loss) on derivatives, net of tax of $(16), $21, $(55) and $43, respectively	26	(29)	95	(62)
Other comprehensive income	416	472	895	817
Comprehensive income	$64,343	$74,689	$89,331	$126,936

(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 494,900 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	March 31, 2011		September 30, 2010
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$32,399	4.3	$181,098	24.7
NJRES	162,623	40.8	155,065	42.3
Total	$195,022	45.1	$336,163	67.0

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2011	2010	2011	2010
AFUDC:
Debt	$235	$249	$270	$400
Equity	481	533	499	917
Total	$716	$782	$769	$1,317
Weighted average rate	6.23%	7.76%	4.48%	7.13%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures, see Note 3. Regulation. Accordingly, other income included $269,000 and $415,000 of deferred interest related to these SBC program costs for the three months ended March 31, 2011 and 2010, respectively, and $520,000 and $900,000 for the six months ended March 31, 2011 and 2010, respectively.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

($ in thousands)	March 31, 2011		September 30, 2010
NJNG (1)	$68,659	30%	$17,983	11%
NJRES	152,792	66	136,064	83
NJRHS and other	8,983	4	8,914	6
Total	$230,434	100%	$162,961	100%

(1)	Does not include unbilled revenues of $45.5 million and $7.4 million as of March 31, 2011 and September 30, 2010, respectively.

Accounts receivable increased during six months ended March 31, 2011, due primarily to increases at NJNG as a result of the seasonality of their revenue and at NJRES as a result of higher average natural gas prices and an increase in sales volume.

Assets Held for Sale

As of March 31, 2011, NJR has classified two real estate properties, both located in Monmouth County, as assets held for sale in the Unaudited Condensed Consolidated Balance Sheets. One of the properties is approximately 4.5 acres of undeveloped land with a net book value of $1.6 million, which is expected to be sold during the third quarter of fiscal 2011. The other property is a 56,400 square foot office building with a net book value of $8.4 million. A contract for sale is currently being negotiated and may be completed during the fourth quarter of fiscal 2011.

Recent Updates to the Accounting Standards Codification (ASC)

Consolidation:

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which replaces the quantitative assessments previously in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

events occur. Additional disclosures provide information on a company's involvement with VIE's. The Company adopted the provisions of the statement prospectively during its first quarter of fiscal 2011 and the adoption had no impact on its financial position, results of operations and cash flows.

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

Regulatory assets included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2011	September 30, 2010
Regulatory assets-current
Underrecovered gas costs (1)	$8,176	$36,485
Conservation Incentive Program (1)	6,623	14,960
Other (1)	—	21
Total current	$14,799	$51,466
Regulatory assets-noncurrent
Environmental remediation costs (Note 13)
Expended, net of recoveries (2)	$70,099	$75,707
Liability for future expenditures (3)	201,600	201,600
Deferred income and other taxes (1)	15,010	13,860
Derivatives, net (Note 4) (1)	10,164	16,497
Energy Efficiency Program (2)	5,990	3,958
New Jersey Clean Energy Program (2)	26,002	30,935
Pipeline Integrity Management (4)	1,148	1,148
Postemployment benefit costs (Note 10) (1)	106,074	106,225
Other (5)	1,186	4,671
Total noncurrent	$437,273	$454,601

(1)	Recoverable, without interest.

(2)	Recoverable, with interest.

(3)	Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities).

(4)	Recoverable, subject to BPU review and approval in the next base rate case.

(5)	Recoverable, with or without interest depending on the specific program.

Recovery of regulatory assets is subject to BPU approval. If there should be any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Regulatory liabilities included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2011	September 30, 2010
Regulatory liabilities-noncurrent
Cost of removal obligation (1)	$58,219	$57,648
Other regulatory liabilities (2)	2,043	—
Total noncurrent	$60,262	$57,648

(1)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(2)	Refundable, with or without interest depending on the specific program.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent regulatory filings and/or actions include the following:

•
Effective October 1, 2010, the BPU approved the recovery of $12.1 million annually related to Conservation Incentive Program (CIP) resulting in a 0.7 percent rate increase to an average residential heat customer's total bill.

•
On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Investment Program (AIP II) for capital investments, in the amount of $52.2 million. On January 24, 2011, NJNG amended the amount of this petition to $60.2 million for capital investments to be made through October 31, 2012. NJNG requested approval from the BPU for the recovery of expenditures through base rates, which would include the Company's overall weighted cost of capital authorized in its last base rate case. On March 30, 2011, the BPU approved the amended AIP II filing. NJNG will submit filings requesting recovery of AIP II investment costs through base rates, which will include an overall weighted average cost of capital of 7.12 percent that includes a 10.3 percent return on equity. Filings will be submitted in June 2011 and October 2012, requesting rate changes to be effective in October 2011 and January 2013, respectively.

•	Effective November 1, 2010, the BPU approved the recovery of the USF program year budget and the recovery of deferred USF administrative costs.

•
NJNG is eligible to receive financial incentives for reducing Basic Gas Supply Service (BGSS) costs through a series of margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. Success of the programs is subject to market conditions. On April 1, 2011, NJNG filed a petition with the BPU for approval of a five-year extension of these incentive programs from October 31, 2011 through October 31, 2016. NJNG also requested approval of a provision designed to permit the Company to propose modifications to the margin sharing programs, including new incentives, should performance of the incentives or market conditions warrant re-evaluation of the existing structure.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2011		September 30, 2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJNG:
Financial commodity contracts	Derivatives - current	$10,964	$21,128	$9,952	$24,724
	Derivatives - noncurrent	—	—	—	1,725
NJRES:
Physical forward commodity contracts	Derivatives - current	17,836	4,595	18,566	5,879
	Derivatives - noncurrent	4,708	1,392	5,482	179
Financial commodity contracts	Derivatives - current	41,068	37,921	106,653	47,844
	Derivatives - noncurrent	1,356	3,125	2,465	3,736
Total fair value of derivatives		$75,932	$68,161	$143,118	$84,087

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

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets that are designated as hedging instruments as of:

		Fair Value
		March 31, 2011		September 30, 2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
NJRES:
Foreign exchange contracts	Derivatives - current	$98	$—	$15	$—
	Derivatives - noncurrent	89	—	10	—
Total fair value of derivatives		$187	$—	$25	$—

At March 31, 2011, the notional amount of the foreign currency transactions was approximately $3 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments under ASC 815:		2011	2010	2011	2010
NJRES:
Physical commodity contracts	Operating revenues	$41,306	$23,028	$24,837	$22,674
Physical commodity contracts	Gas purchases	(9,448)	773	(5,739)	154
Financial commodity contracts	Gas purchases	496	41,179	(27,775)	65,117
Subtotal NJRES		32,354	64,980	(8,677)	87,945
NJR Energy:
Financial commodity contracts	Operating revenues	—	(4,762)	—	(6,506)
Total NJRES and NJR Energy unrealized and realized (losses) gains		$32,354	$60,218	$(8,677)	$81,439

Not included in the table above, are (losses) associated with NJNG's financial derivatives that totaled $(2.2) million and $(32) million for the three months ended March 31, 2011 and 2010, respectively and $(4.9) million and $(39.9) million for the six months ended March 31, 2011 and 2010, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

The following table reflects the effect of derivative instruments on other comprehensive income of derivative instruments designated as cash flow hedges as of:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Derivatives in ASC815 Cash Flow Hedging Relationships	March 31, 2011	March 31, 2011		March 31, 2011	March 31, 2011		March 31, 2011	March 31, 2011
Foreign currency contracts	$43	$187	Gas Purchases	$35	$35	Gas Purchases	$—	$—
Total	$43	$187	(1)	$35	$35		$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $98,000 from AOCI into earnings. The maximum tenor is April 2013.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2011	September 30, 2010
NJNG	Futures	(2.4)	20.8
	Swaps	21.5	(8.7)
NJRES	Futures	(14.4)	(13.0)
	Swaps	(13.5)	(7.3)
	Options	—	0.6
	Physical	88.7	36.1

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

(Thousands)	Balance Sheet Location	March 31, 2011	September 30, 2010
NJNG broker margin deposit	Broker margin - Current assets	$20,695	$19,241
NJRES broker margin deposit	Broker margin - Current asset (liabilities)	$18,800	$(28,459)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2011. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$160,662
Noninvestment grade	7,554
Internally rated investment grade	24,609
Internally rated noninvestment grade	15,780
Total	$208,605

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011 and September 30, 2010, is $2.1 million and $7.4 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2011 and September 30, 2010, the Company would have been required to post an additional $200,000 and $5.5 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the credit agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities, is based on quoted market prices for similar issues and is as follows:

(Thousands)	March 31, 2011	September 30, 2010
Carrying value	$442,158	$460,182
Fair market value	$462,667	$495,035

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2011:
Assets:
Physical forward commodity contracts	$—	$22,544	$—	$22,544
Financial derivative contracts - natural gas	13,049	40,339	—	53,388
Financial commodity contracts - foreign exchange	—	187	—	187
Available for sale equity securities - energy industry (1)	11,642	—	—	11,642
Other	1,939	—	—	1,939
Total assets at fair value	$26,630	$63,070	$—	$89,700

Liabilities:
Physical forward commodity contracts	$—	$5,987	$—	$5,987
Financial commodity contracts - natural gas	33,042	29,132	—	62,174
Other	634	—	—	634
Total liabilities at fair value	$33,676	$35,119	$—	$68,795

As of September 30, 2010:
Assets:
Physical forward commodity contracts	$—	$24,048	$—	$24,048
Financial derivative contracts - natural gas	58,824	60,246	—	119,070
Financial commodity contracts - foreign exchange	—	25	—	25
Available for sale equity securities - energy industry (1)	10,290	—	—	10,290
Other	947	—	—	947
Total assets at fair value	$70,061	$84,319	$—	$154,380

Liabilities:
Physical forward commodity contracts	$—	$6,058	$—	$6,058
Financial derivative contracts - natural gas	38,497	39,532	—	78,029
Other	936	—	—	936
Total liabilities at fair value	$39,433	$45,590	$—	$85,023

(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN EQUITY INVESTEES

NJR's Investments in equity investees include the following investments as of:

(Thousands)	March 31, 2011	September 30, 2010
Steckman Ridge	$135,878	$134,359
Iroquois	24,447	24,585
Other	11,642	10,290
Total	$171,967	$169,234

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

7.     EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2011	2010	2011	2010
Net Income, as reported	$63,927	$74,217	$88,436	$126,119
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,352	41,418	41,316	41,517
Basic earnings per common share	$1.55	$1.79	$2.14	$3.04
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,352	41,418	41,316	41,517
Incremental shares (1)	201	308	200	307
Weighted average shares of common stock outstanding-diluted	41,553	41,726	41,516	41,824
Diluted earnings per common share (2)	$1.54	$1.78	$2.13	$3.02

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended and six months ended March 31, 2011, and 2010.

8. DEBT

A summary of NJR's and NJNG's long-term debt are as follows:

(Thousands)	March 31, 2011	September 30, 2010
NJR	$50,000	$50,000
NJNG (1)	329,845	349,845
Total	$379,845	$399,845

(1)	Long-term debt excludes lease obligations of $62.3 million and $60.3 million at March 31, 2011 and September 30, 2010, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR's and NJNG's committed credit facilities, which require commitment fees on the unused amounts, are as follows:

(Thousands)	March 31, 2011	September 30, 2010
NJR
Bank credit facilities	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$147,600	$140,600
Weighted average interest rate at end of period
Notes payable to banks	0.54%	0.64%
NJNG
Bank credit facilities	$200,000	$200,000
Amount outstanding at end of period
Commercial paper	$—	$7,000
Weighted average interest rate at end of period
Commercial paper	—%	0.26%

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of March 31, 2011, NJR had $147.6 million in borrowings outstanding under the facility.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was terminated by NJR on February 22, 2011. The additional credit line, was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that could have arisen in NJRES' normal course of business.

As of March 31, 2011, NJR has three letters of credit outstanding, totaling $8.6 million, on behalf of NJRES. Two of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. The other letter of credit, which totals $1.5 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2011. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2011. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJNG

NJNG has a $200 million revolving unsecured committed credit facility, which expires in December 2012. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. As of March 31, 2011, NJNG had no borrowings outstanding under the facility.

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

On November 17, 2010, the Company granted 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. Also on November 17, 2010, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first occurring on October 15, 2011, and 25,535 restricted shares, all scheduled to vest on November 17, 2013. As of March 31, 2011, 1,982,680 and 71,962 shares remain available for future issuance to employees and directors, respectively.

During the six months ended March 31, 2011, included in operation and maintenance expense is $1.2 million related to stock-based compensation compared with $1.4 million during the six months ended March 31, 2010. As of March 31, 2011, there remains $5.5 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two and a half years.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1,194	$992	$2,388	$1,984	$836	$704	$1,672	$1,408
Interest cost	2,095	2,049	4,189	4,098	1,212	1,204	2,423	2,408
Expected return on plan assets	(2,873)	(2,577)	(5,745)	(5,154)	(618)	(485)	(1,236)	(970)
Recognized actuarial loss	987	681	1,973	1,362	653	570	1,306	1,140
Prior service cost amortization	12	14	24	28	19	19	38	38
Recognized net initial obligation	—	—	—	—	89	89	178	178
Net periodic benefit cost	$1,415	$1,159	$2,829	$2,318	$2,191	$2,101	$4,381	$4,202

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

The following is an analysis of the change in the ARO liability:

(Thousands)	March 31, 2011	September 30, 2010
Balance at October 1	$26,009	$25,097
Accretion	827	1,572
Additions	—	149
Retirements	(456)	(809)
Balance at period end	$26,380	$26,009

Accretion amounts are not reflected as an expense on NJR's Unaudited Condensed Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12. INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of March 31, 2011, the Company believes, based on its analysis, that there is no need to recognize any liabilities associated with uncertain tax positions.

NJRES has amended its New Jersey State Income Tax returns for the periods ended September 30, 2004, 2005, 2006 and 2007. The amendments, which request refunds totaling $10.7 million, not including interest, relate to a dispute over certain rules surrounding a company's ability to apportion income away from the state. Discussions between NJR and the State of New Jersey on the interpretation of the apportionment rules and relevant case law are ongoing. The outcome is uncertain, and does not satisfy the more likely than not threshold, therefore, as of March 31, 2011, NJR has not recognized any tax benefit related to the amended returns.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rates for the six months ended March 31, 2011 and 2010, are 32.4 percent and 38.4 percent, respectively. The decrease in the rate is due primarily to federal investment tax credits (ITC) generated by NJRCEV's and NJRHS' solar investments placed into service as of March 31, 2011, and solar investments forecasted to be completed before the end of the fiscal year.

To calculate the estimated annual effective tax rate, NJR considers projects that are probable of being completed and available for use during the current fiscal year based on the best information available at each reporting period, which includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change. For a more detailed discussion of risks associated with the effective tax rate, see Part II, Item 1A, Risk Factors.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $103 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of March 31, 2011, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2011	2012	2013	2014	2015	Thereafter
NJRES:
Natural gas purchases	$414,913	$305,648	$67,599	$—	$—	$—
Storage demand fees	18,328	27,480	16,252	10,350	6,063	11,298
Pipeline demand fees	27,316	39,338	20,309	7,628	6,156	17,842
Sub-total NJRES	$460,557	$372,466	$104,160	$17,978	$12,219	$29,140
NJNG:
Natural gas purchases	$68,800	$7,219	$—	$—	$—	$—
Storage demand fees	15,599	31,194	29,915	24,152	14,999	44,340
Pipeline demand fees	33,126	76,208	76,648	71,768	35,129	228,686
Sub-total NJNG	$117,525	$114,621	$106,563	$95,920	$50,128	$273,026
Total (1)	$578,082	$487,087	$210,723	$113,898	$62,347	$302,166
(1)    Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Millions)	2011	2010	2011	2010
NJRES	$29.7	$30.5	$59.1	$59.8
NJNG	25.9	25.1	50.9	48.3
Total	$55.6	$55.6	$110.0	$108.1

NJNG's capital expenditures consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Expenditures are estimated at $104.2 million and $123 million for fiscal 2011 and 2012, respectively. Approximately $45.4 million has been incurred on capital expenditures in fiscal 2011. The expected expenditures for fiscal 2011 include an estimate of $23.3 million related to AIP construction costs and $11 million related to AIP II. As of March 31, 2011, NJNG has incurred $15.8 million related to the AIP program during fiscal 2011.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. Total capital expenditures during the six months ended March 31, 2011 were $11.5 million. The Company currently estimates capital expenditures of between $50 and $70 million in fiscal 2011, of which $49.8 million has been either committed or spent. These investments are subject to a variety of factors, including our ability to avoid difficulties with logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or at all.

As of March 31, 2011, the Company's future minimum lease payments under various operating leases will not be more than $2.1 million annually for the next five years and $1.3 million in the aggregate for all years thereafter.

Guarantees

As of March 31, 2011, there were NJR guarantees covering approximately $389.5 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of March 31, 2011, the present value of the liability recognized on the Unaudited Condensed Consolidated Balance Sheets is $608,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery from $17.7 million to approximately $20 million. As of March 31, 2011, $70.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

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

During fiscal 2010, NJR entered the solar energy markets and began planning for capital investments primarily consisting of residential and commercial rooftop and ground mount solar projects. NJR expects that both the capital expenditures and earnings contributions from these investments will be significant during fiscal 2011. In anticipation of the implementation of these planned projects, effective October 1, 2010, NJR established Clean Energy Ventures as a new reportable segment.

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Operating revenues
Natural Gas Distribution
External customers	$433,248	$430,706	$723,924	$689,181
Intercompany	—	8,047	—	8,047
Energy Services
External customers	535,987	481,977	950,418	829,136
Intercompany	37,088	12,912	53,431	13,230
Segment subtotal	1,006,323	933,642	1,727,773	1,539,594
Retail and Other	7,826	3,701	15,952	9,745
Eliminations	(37,162)	(18,997)	(53,586)	(21,447)
Total	$976,987	$918,346	$1,690,139	$1,527,892
Depreciation and amortization
Natural Gas Distribution	$8,235	$7,722	$16,458	$15,382
Energy Services	15	49	31	99
Midstream Assets	2	2	3	3
Clean Energy Ventures	28	—	28	—
Segment subtotal	8,280	7,773	16,520	15,484
Retail and Other	197	158	411	316
Total	$8,477	$7,931	$16,931	$15,800
Interest income (1)
Natural Gas Distribution	$280	$426	$540	$900
Energy Services	3	2	8	4
Midstream Assets	224	211	452	431
Segment subtotal	507	639	1,000	1,335
Retail and Other	1	7	1	7
Eliminations	(217)	(209)	(438)	(426)
Total	$291	$437	$563	$916

(1)	Included in other income in the Unaudited Condensed Consolidated Statement of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,808	$4,155	$7,824	$8,406
Energy Services	323	230	599	492
Midstream Assets	817	827	1,625	1,657
Clean Energy Ventures	3	—	7	—
Segment subtotal	4,951	5,212	10,055	10,555
Retail and Other	127	79	286	153
Total	$5,078	$5,291	$10,341	$10,708
Income tax provision (benefit)
Natural Gas Distribution	$26,278	$24,801	$40,879	$39,245
Energy Services	7,525	21,537	6,683	38,822
Midstream Assets	1,487	1,041	2,670	1,900
Clean Energy Ventures	(6,071)	—	(6,710)	—
Segment subtotal	29,219	47,379	43,522	79,967
Retail and Other	(588)	(1,248)	(1,044)	(2,020)
Eliminations	(19)	354	(13)	674
Total	$28,612	$46,485	$42,465	$78,621
Equity in earnings of affiliates
Midstream Assets	$4,360	$3,763	$7,980	$7,723
Segment subtotal	4,360	3,763	7,980	7,723
Eliminations	(750)	(810)	(1,453)	(1,819)
Total	$3,610	$2,953	$6,527	$5,904
Net financial earnings (loss)
Natural Gas Distribution	$44,040	$40,476	$68,396	$63,978
Energy Services	16,001	23,517	19,168	26,011
Midstream Assets	2,145	1,514	3,858	3,390
Clean Energy Ventures	5,171	—	5,225	—
Segment subtotal	67,357	65,507	96,647	93,379
Retail and Other	(328)	(1,496)	(488)	(1,955)
Total	$67,029	$64,011	$96,159	$91,424
Capital expenditures
Natural Gas Distribution	$18,988	$20,747	$47,186	$32,170
Clean Energy Ventures	9,038	—	9,937	—
Segment subtotal	28,026	20,747	57,123	32,170
Retail and Other	1,717	76	1,963	93
Total	$29,743	$20,823	$59,086	$32,263
Investments in equity method investees
Midstream Assets	$—	$—	$—	$4,300
Total	$—	$—	$—	$4,300

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2011		March 31, 2011
(Thousands)	2011	2010	2011	2010
Consolidated net financial earnings	$67,029	$64,011	$96,159	$91,424
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1)	2,306	(7,845)	36,710	(11,950)
Effects of economic hedging related to natural gas inventory, net of taxes	796	(2,361)	(28,987)	(22,745)
Consolidated net income	$63,927	$74,217	$88,436	$126,119

(1)
Excludes unrealized losses (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of $30,000 and $(29,000) for the three months ended and $32,000 and $128,000 for the six months ended March 31, 2011 and 2010, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2011	September 30, 2010
Assets at end of period:
Natural Gas Distribution	$1,873,993	$1,904,545
Energy Services	414,236	432,380
Midstream Assets	161,240	159,882
Clean Energy Ventures	10,595	—
Segment subtotal	2,460,064	2,496,807
Retail and Other	69,028	85,864
Intercompany assets (1)	(27,401)	(19,538)
Total	$2,501,691	$2,563,133

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RELATED PARTY TRANSACTIONS

Periodically, NJRES may enter into park and loan agreements with Steckman Ridge, an affiliated FERC regulated natural gas storage facility. As of March 31, 2011, NJRES has entered into storage and park and loan transactions with varying terms extending through April 2012. Demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations were $50,000 and $140,000 during the three and six months ended March 31, 2011. As of March 31, 2011, NJRES had fees payable to Steckman Ridge in the amount of $20,000.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2013. Under the terms of this agreement, NJNG will release certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. In September 2010, NJNG and NJRES entered into an another asset management agreement that began in September 2010 and ends October 2014, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's city gate.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG will incur demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during the three and six months ended March 31, 2011, were $2.3 million and $4.6 million, respectively. As of March 31, 2011, NJNG had fees payable to Steckman Ridge in the amount of $775,000.

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

NJR Clean Energy Ventures (NJRCEV) was formed for the purpose of investing in clean energy projects. During fiscal 2010, NJR entered the solar energy markets and began planning for capital investments primarily consisting of residential and commercial rooftop and ground mount solar systems. NJR expects that both the capital expenditures and earnings contributions from these investments will be significant during fiscal 2011. In anticipation of the implementation of these planned projects, effective October 1, 2010, NJR established Clean Energy Ventures (CEV) as a new reportable segment.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

($ in thousands)	March 31, 2011		September 30, 2010
Assets
Natural Gas Distribution	$1,873,993	75%	$1,904,545	75%
Energy Services	414,236	17	432,380	17
Midstream Assets	161,240	6	159,882	6
Clean Energy Ventures	10,595	—	—	—
Retail and Other	69,028	3	85,864	3
Intercompany assets (1)	(27,401)	(1)	(19,538)	(1)
Total	$2,501,691	100%	$2,563,133	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2011		2010		2011		2010
Net Income (Loss)
Natural Gas Distribution	$44,040	69%	$40,476	54%	$68,396	77%	$63,978	50%
Energy Services	12,929	20	35,441	48	11,477	13	63,085	50
Midstream Assets	2,145	3	1,514	2	3,858	4	3,390	3
Clean Ventures Energy	5,171	8	—	—	5,225	6	—	—
Retail and Other	(328)	—	(3,244)	(4)	(488)	—	(4,206)	(3)
Intercompany net income (1)	(30)	—	30	—	(32)	—	(128)	—
Total	$63,927	100%	$74,217	100%	$88,436	100%	$126,119	100%
(1)     Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Included in net income are unrealized (losses) gains in the Energy Services segment of $(2.3) million and $9.6 million, after taxes, for the three months ended March 31, 2011 and 2010, respectively and realized (losses) gains of $(796,000) and $2.4 million, after taxes, for the three months ended March 31, 2011 and 2010, respectively. Also included in net income are unrealized (losses) gains in the Energy Services segment of $(36.7) million and $14.3 million, after taxes, for the six months ended March 31, 2011 and 2010, respectively and realized gains of $29 million and $22.7 million, after taxes, for the six months ended March 31, 2011 and 2010, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

Net income for the three and six months ended March 31, 2010, includes unrealized (losses) of $(1.7) million and $(2.3) million, respectively, after taxes, related to a financial natural gas swap in the Retail and Other operations that was used to economically hedge a long-term gas sale contract and has since expired.

NJRES accounts for its physical commodity contracts and its financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue and gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Operations. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains and losses are recognized in earnings when the contract settles and the natural gas is delivered.

Unrealized losses and gains at NJRES are the result of changes in the fair value of derivative instruments. The change in fair value of these derivative instruments at NJRES over periods of time can result in substantial volatility in reported net income. When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. Volatility in earnings also occurs as a result of timing differences between the settlement of the financial derivative and the sale of the corresponding natural gas that was hedged with the financial instrument. When the

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold.

Management of the Company uses non-Generally Accepted Accounting Principles (GAAP) measures, noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2011		2010		2011		2010
Net Financial Earnings (Loss)
Natural Gas Distribution	$44,040	66%	$40,476	63%	$68,396	71%	$63,978	70%
Energy Services	16,001	24	23,517	37	19,168	20	26,011	28
Midstream Assets	2,145	3	1,514	2	3,858	4	3,390	4
Clean Energy Ventures	5,171	8	—	—	5,225	5	—	—
Retail and Other	(328)	(1)	(1,496)	(2)	(488)	—	(1,955)	(2)
Total	$67,029	100%	$64,011	100%	$96,159	100%	$91,424	100%

Natural Gas Distribution Segment

Our distribution segment has approximately 494,900 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

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

Conservation Incentive Program

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June of each year, coincident with NJNG's annual BGSS filing. NJNG's most recent filing in June 2010, included recovery of $12.1 million annually for accrued and estimated CIP amounts through September 30, 2010. This increase was approved by the BPU to be effective October 1, 2010, which is an increase of $5.2 million compared with the annual recovery in effect during fiscal 2010. See Note 3. Regulation and the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of March 31, 2011, NJNG has $7 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG added 6,189 new customers during fiscal 2010 or an increase of 1.3 percent, which will contribute an additional $3.3 million in utility gross margin. During the six months ended March 31, 2011, NJNG has added 3,070 new customers, or an increase of 0.6 percent respectively, which is expected to contribute annual utility gross margin of approximately $1.6 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2011 and 2012, and expects this growth rate to increase utility gross margin under NJNG's base rates by approximately $3.4 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.29 per MMBtu to $4.32 per MMBtu and from $3.73 per MMBtu to $5.81 per MMBtu during the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.75 per MMBtu, 20.2 percent higher than the average settlement price of $3.95 per MMBtu during the six months ended March 31, 2011.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the six months ended March 31, 2010, NJNG issued refunds and bill credits of $70.1 million to customers and implemented BGSS rate reductions as a result of the continuing decline in commodity prices. Commodity prices have since stabilized in comparison to NJNG's tariff rate. As a result, there have been no refunds or rate adjustments during the six months ended March 31, 2011. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incentive programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. The current programs expire on October 31, 2011, unless an extension is approved by the BPU, and success of the programs is subject to market conditions. On April 1, 2011, NJNG filed a petition with the BPU for approval of a five-year extension of the Company's BGSS incentive programs through October 31, 2016. NJNG also requested approval of a provision designed to permit the Company to propose modifications to the margin sharing programs, including new incentives, should performance of the incentives or market conditions warrant re-evaluation of the existing structure.

Utility gross margin from incentive programs during the three months ended March 31, 2011 and 2010 was $3.4 million and $2.9 million, respectively and was $6.2 million and $5.4 million during the six months ended March 31, 2011 and 2010, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NJNG has recognized a regulatory asset and an obligation of $201.6 million as of March 31, 2011. NJNG's obligation increased $54.9 million, or 37.4 percent during fiscal 2011. The increase during fiscal 2011 was due primarily to the annual reassessment of the MGP remediation and related costs, which caused an increase in four out of the five sites as well as a change to using the best estimate within a range of potential liability amounts. Prior to the change, NJNG used the minimum cost estimate within the range since the most likely outcome was not available.

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

In September 2010, the BPU provisionally approved an annual recovery through base rates of $4.2 million related to AIP. On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Investment Program (AIP II) for capital investments to be made through August 31, 2012, in the amount of $52.2 million. On

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

January 24, 2011, NJNG amended the amount of this petition to $60.2 million for capital investments to be made through October 31, 2012. NJNG requested approval from the BPU for the recovery of expenditures through base rates, which would include the Company's overall weighted cost of capital authorized in its last base rate case. On March 30, 2011, the BPU approved the amended AIP II filing. NJNG will submit filings requesting recovery of AIP II investment costs through base rates, which will include an overall weighted average cost of capital of 7.12 percent that includes a 10.3 percent return on equity. Filings will be submitted in June 2011 and October 2012, requesting rate changes to be effective in October 2011 and January 2013, respectively. As of March 31, 2011, NJNG has committed capital expenditures for fiscal 2011 of $104.2 million, of which $23.3 million is related to AIP and $11 million related to AIP II.

Energy efficiency

NJNG has implemented economic stimulus programs in order to promote energy efficiency (EE) and conservation while stimulating the state's economy. The BPU has approved expenditures of up to approximately $21.1 million to support three EE Programs. As a result, NJNG has a recovery mechanism in place and defers the costs associated with the EE projects, including NJNG's overall weighted average cost of capital. As of March 31, 2011, NJNG has spent a total of $20.8 million related to these programs.

In March 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU and requested recovery of expenditures related to a series of energy-efficiency and solar energy programs for eligible residential and commercial customers through which enhanced rebates and incentives are provided. In September 2010, NJNG received approval of its RGGI programs from the BPU, allowing NJNG to offer certain residential and commercial energy-efficiency programs, through which enhanced rebates and incentives are provided. The program, which became effective on January 1, 2011, will run for an initial period of twelve months. NJNG will recover these energy-efficiency investments of up to $9.6 million over a four or five-year period, depending on the commencement date of the specific initiative. The recovery period for costs associated with other approved components of the RGGI program varies and can be up to ten years. The approved program costs will be subject to deferred accounting and recovery of energy-efficient investments will include NJNG's weighted average cost of capital. As of March 31, 2011, NJNG has spent a total of $300,000 related to this program. On January 7, 2011, NJNG notified the BPU that the solar incentive programs initially included in the March 2010 filing and subsequently reserved for future discussions were withdrawn.

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

As of March 31, 2011, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, and net of cash distributions received, were $135.9 million and $24.4 million, respectively. NJR could have an additional funding obligation of up to $5.7 million related to Steckman Ridge, should there be additional construction on the storage facility to improve performance.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

NJRCEV has been actively pursuing opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. The investments qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a Solar Renewable Energy Certificate (SREC) will be created. NJRCEV currently estimates capital expenditures of between $50 and $70 million in fiscal 2011. These investments are subject to a variety of factors, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. As a result, if these projects are not placed in service prior to September 30, 2011, a failure to qualify for ITCs and SRECs could have a significant adverse impact on earnings. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also have a significant impact on earnings.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 135,300 customers and has been focused on growing its installation business and expanding its service contract customer base. In addition, NJRHS has investments in residential solar energy projects. CR&R seeks additional opportunities to enhance the value of its undeveloped land and investments. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

Results of Operations

Consolidated

Net income decreased 13.9 percent to $63.9 million during the three months ended March 31, 2011, compared with $74.2 million during the three months ended March 31, 2010. Earnings for the three months ended March 31, 2011, were $1.55 per basic share and and $1.54 per diluted share, compared with earnings of $1.79 per basic share and $1.78 per diluted share for the three months ended March 31, 2010. Changes in net income were primarily driven by unrealized (losses) gains of $(2.3) million and $7.8 million, after taxes, for the three months ended March 31, 2011 and 2010, respectively, as well as certain realized (losses) gains associated with natural gas in inventory of $(796,000) and $2.4 million, after taxes, for the three months ended March 31, 2011 and 2010, respectively, which were due primarily to the change in the fair market value of financial derivative instruments as a result of market conditions.

Net income decreased 29.9 percent to $88.4 million during the six months ended March 31, 2011, compared with $126.1 million during the six months ended March 31, 2010. Earnings for the six months ended March 31, 2011, were $2.14 per basic share and and $2.13 per diluted share, compared with earnings of $3.04 per basic share and $3.02 per diluted share for the six months ended March 31, 2010. Changes in net income were primarily driven by unrealized (losses) gains of $(36.7) million and $12 million, after taxes, for the six months ended March 31, 2011 and 2010, respectively, as well as certain realized gains associated with natural gas in inventory of $29 million and $22.7 million, after taxes, for the six months ended March 31, 2011 and 2010, respectively, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The Company's operating revenues and gas purchases are as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($ in Thousands)	2011	2010	% change	2011	2010	% change
Operating revenues (1)	$976,987	$918,346	6.4%	$1,690,139	$1,527,892	10.6%
Gas purchases (1)	$783,619	$703,377	11.4%	$1,373,315	$1,152,770	19.1%

(1)
Amounts include intercompany eliminating entries in Operating revenues of $37.5 million and $19 million and in Gas purchases of $38 million and $20 million for the three months ended March 31, 2011, and 2010, respectively and $53.6 million and $21.4 million and in Gas purchases of $55.3 million and $23.3 million for the six months ended March 31, 2011, and 2010, respectively.

Operating revenues and gas purchases increased $58.6 million and $80.2 million, respectively, during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due primarily to:

•
an increase in operating revenues of $78.2 million and gas purchases of $114.1 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX. In addition, increases in both operating revenue and gas purchases were partly offset by unrealized losses during fiscal 2011, compared with unrealized gains during fiscal; and

•
an increase in operating revenues of $4.1 million at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011, partially offset by

•
a decrease in operating revenues of $5.5 million and gas purchases of $15.9 million at NJNG due primarily to a decrease in off-system sales partially offset by bill credits during fiscal 2010, that did not recur during fiscal 2011.

Operating revenues and gas purchases increased $162.2 million and $220.5 million, respectively, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due primarily to:

•
an increase in operating revenues of $161.5 million and gas purchases of $246 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX. In addition, both operating revenue and gas purchases were partly offset by unrealized losses during fiscal 2011, compared with unrealized gains during fiscal 2010;

•
an increase in operating revenues and gas purchases of $26.7 million and $6.5 million, respectively, at NJNG primarily as a result of additional bill credits and refunds during fiscal 2010, that did not recur during fiscal 2011, along with an increase in firm sales due to higher therm usage due primarily to weather being 6.8 percent colder than the prior year, partially offset by a decrease in off-system sales; and

•
an increase in operating revenues of $6.2 million at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 494,900 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Utility Gross Margin
Operating revenues	$433,248	$438,753	$723,924	$697,228
Less:
Gas purchases	272,948	288,814	450,599	444,088
Energy and other taxes	27,296	24,685	45,778	39,217
Regulatory rider expense	24,304	21,208	41,002	34,920
Total Utility Gross Margin	108,700	104,046	186,545	179,003
Operation and maintenance expense	26,069	26,817	51,943	51,695
Depreciation and amortization	8,235	7,722	16,458	15,382
Other taxes not reflected in utility gross margin	1,064	1,094	2,143	2,242
Operating income	73,332	68,413	116,001	109,684
Other income	794	1,019	1,098	1,945
Interest expense, net of capitalized interest	3,808	4,155	7,824	8,406
Income tax provision	26,278	24,801	40,879	39,245
Net income	$44,040	$40,476	$68,396	$63,978

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

NJNG's operating revenues and gas purchases decreased $5.5 million, or 1.3 percent, and $15.9 million, or 5.5 percent, respectively, during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, as a result of:

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $37.4 million and $37.8 million, respectively, due primarily to a reduction of 26 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a 1.5 percent decrease in price;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $11 million and $10.2 million, respectively, as a result of a decrease of approximately 14.9 percent in the average periodic BGSS rate per therm for residential and small commercial customers and a decrease of 14.2 percent per therm for large commercial customers, partially offset by an increase in operating revenue of $2.3 million due primarily to the increase in base rates related to AIP, effective October 1, 2010 and an increase of $1.3 million related primarily to an increase in rider rates; partially offset by

•
an increase in operating revenues and gas purchases in the amount of $32.7 million and $30.5 million, respectively, related to BGSS bill credits, inclusive of sales tax credits in the amount of $2.2 million during the six months ended March 31, 2010, that did not recur during the three months ended March 31, 2011;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $6.3 million and $1.8 million, respectively, as a result of higher therm usage due primarily to weather being 3.5 percent colder than the prior year, partially offset by a decrease in operating revenue of $1.5 million, as a result of lower accruals relating to the CIP.

NJNG's operating revenues and gas purchases increased by $26.7 million, or 3.8 percent, and by $6.5 million, or 1.5 percent, respectively, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $70.1 million and $65.5 million, respectively, due to a combination of refunds and bill credits, inclusive of sales tax refunds of $4.6 million, during the six months ended March 31, 2010, that did not recur during the six months ended March 31, 2011;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $25.9 million and $12.8 million, respectively, as a result of higher therm usage due primarily to weather being 6.8 percent colder than the prior year, partially offset by a decrease in operating revenue of $5.8 million, as a result of lower CIP accruals; partially offset by

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $54.3 million and $54.3 million, respectively, due primarily to a reduction of 19.5 percent in volumes as discussed above coupled with a 5.9 percent decrease in price; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $18.2 million and $17 million, respectively, as a result of a decrease of approximately 7.2 percent in the average periodic BGSS rate per therm for residential and small commercial customers and 9.6 percent per therm for large commercial customers, partially offset by an increase in operating revenue of $3.8 million due primarily to the increase in base rates related to AIP .

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Operations, totaled $27.3 million and $24.7 million during the three months ended March 31, 2011 and 2010, respectively. For the six months ended March 31, 2011 and 2010, sales tax and TEFA totaled $45.8 million and $39.2 million, respectively. The increase for both periods was due primarily to an increase in operating revenue from firm sales of $37.3 million and $92.9 million for the three and six months ended March 31, 2011, respectively.

Regulatory rider expenses are calculated on a per-therm basis and totaled $24.3 million and $21.2 million during the three months ended March 31, 2011 and 2010, respectively and totaled $41 million and $34.9 million during the six months ended March 31, 2011 and 2010, respectively. The increase in expense, which is offset by a corresponding increase in operating revenue, is due primarily to a 10 percent and 9.5 percent increase in rates and a 4.2 percent and 7.2 percent increase in usage during the three and six months ended March 31, 2011 and 2010, respectively.

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

•Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$72,711	20.9	$71,878	20.5	$123,557	34.6	$121,828	32.9
Commercial, Industrial and other	16,903	4.0	16,681	4.1	29,893	6.7	29,672	6.7
Firm Transportation	15,571	5.3	12,466	4.4	26,766	9.3	21,960	7.7
Total Utility Firm Gross Margin/Throughput	105,185	30.2	101,025	29.0	180,216	50.6	173,460	47.3
Incentive programs	3,431	28.4	2,943	22.0	6,155	55.7	5,381	44.1
Interruptible	84	1.2	78	1.0	174	2.6	162	1.8
Total Utility Gross Margin/Throughput	$108,700	59.8	$104,046	52.0	$186,545	108.9	$179,003	93.2

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales increased $833,000 and $1.7 million to $72.7 million and $123.6 million, respectively, during the three and six months ended March 31, 2011, due primarily to an increase in base rates related to the AIP during the three and six months ended March 31, 2011, partially offset by a decrease in residential customers that transferred into the transportation service. Utility firm gross margin from commercial and industrial service sales remained relatively flat for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010.

Utility firm gross margin from transportation service increased $3.1 million to $15.6 million for the three months ended March 31, 2011, from $12.5 million for the three months ended March 31, 2010, and increased $4.8 million to $26.8 million for the six months ended March 31, 2011, from $22 million for the six months ended March 31, 2010. The improvement in margins during both periods in fiscal 2011 was due primarily to an increase in transportation customers largely as a result of marketing activity by third party natural gas providers in NJNG's distribution territory, in addition to customers that transferred from residential sales, as noted above. NJNG had 28,360 and 16,771 residential customers and 8,743 and 7,323 commercial customers using its transportation service at March 31, 2011 and 2010, respectively.

NJNG added 3,070 and 2,491 new customers and converted 305 and 284 existing customers to natural gas heat and other services during the six months ended March 31, 2011 and 2010, respectively. The customer growth represents an estimated annual increase of approximately 0.33 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $1.6 million annually to utility gross margin.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Weather (1)	$(36)	$2,225	$(2,850)	$4,467
Usage	1,678	888	4,499	2,971
Total	$1,642	$3,113	$1,649	$7,438

(1)
Compared with the twenty-year average, weather was 0.6 percent and 3.5 percent colder-than-normal during the three and six months ended March 31, 2011, respectively and 2.3 percent and 3.5 percent warmer-than-normal during the three and six months ended March 31, 2010, respectively.

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

Since the current programs expire on October 31, 2011, on April 1, 2011, NJNG filed a letter petition with the BPU for approval of a five-year extension of the Company's BGSS incentive programs through October 31, 2016. NJNG also requested approval of a provision designed to permit the Company to propose modifications to the margin sharing programs, including new incentives, should performance of the incentives or market conditions warrant re-evaluation of the existing structure.

Utility gross margin generated by NJNG's incentive programs increased $488,000 during the three months ended March 31, 2011, to $3.4 million compared with $2.9 million during the three months ended March 31, 2010, due primarily to an increase in daily market volatility in January 2011 related to off-system sales and an increase in capacity release volume.

Utility gross margin generated by NJNG's incentive programs increased $774,000 during the six months ended March 31, 2011, to $6.2 million compared with $5.4 million during the six months ended March 31, 2010, due primarily to storage incentive timing of physical injections and hedging gains (losses) and an increase in capacity release volume.

Interruptible Revenues

As of March 31, 2011, NJNG serves 42 customers through interruptible transportation and sales services compared with 45 customers as of March 31, 2010. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

Operation and maintenance expense decreased $748,000, or 2.8 percent, during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due primarily to the following:

•	a decrease of $490,000 due primarily to lower charitable contributions;

•	a decrease in compensation costs of $273,000 due primarily to lower labor and incentive accruals;

•	a decrease of $244,000 due primarily to lower legal costs;

•	a decrease of $236,000 due primarily to lower engineering costs;

•	a decrease in shared services costs of $232,000 due primarily to lower incentive accruals; partially offset by

•
an increase in bad debt expense of $334,000 corresponding to higher customer receivable balances during the three months ended March 31, 2011, in comparison to balances during the prior fiscal year, which were lower as a result of bill credits issued to customers;

•
an increase in fringe benefits of $266,000 related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims: and

•	an increase in insurance costs of $120,000 due primarily to the timing of workman's compensation true-up done in fiscal 2011 compared with fiscal 2010 plus a slight increase in the premium;

Operation and maintenance expense increased $248,000, or 0.5 percent, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due primarily to the following:

•
an increase in fringe benefits of $1.1 million related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims;

•
an increase in bad debt expense of $1 million corresponding to higher customer receivable balances during the six months ended March 31, 2011, in comparison to balances during the prior fiscal year, which were lower as a result of BGSS refund and bill credits issued to customers; partially offset by

•	a decrease in shared services costs of $637,000 due primarily to lower incentive accruals;

•	a decrease of $499,000 due primarily to lower engineering costs;

•	a decrease of $489,000 due primarily to lower charitable contributions; and

•	a decrease of $322,000 due primarily to lower legal costs.

Depreciation Expense

Depreciation expense during the three months ended March 31, 2011, increased $513,000, compared with the three months ended March 31, 2010, and increased $1.1 million, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010 as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $4.9 million, or 7.2 percent, during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due primarily to an increase in total utility gross margin of $4.7 million and a decrease in operation and maintenance expense of $748,000, partially offset by an increase in depreciation expense of $513,000, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating income increased $6.3 million, or 5.8 percent, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due primarily to an increase in total utility gross margin of $7.5 million, partially offset by an increase in depreciation expense of $1.1 million and operation and maintenance expense of $248,000, as previously discussed.

Interest Expense

Interest expense decreased $347,000 during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due to a decrease of $380,000 associated with long-term debt due primarily to the redemption of a $20 million bond on October 1, 2010. Interest expense decreased $582,000 during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due to a decrease of $738,000 associated with long-term debt as previously discussed, partially offset by an increase of $156,000 due primarily to higher short-term debt borrowings.

Net Income

Net income increased $3.6 million, or 8.8 percent, to $44 million during the three months ended March 31, 2011, compared with $40.5 million during the three months ended March 31, 2010, due primarily to an increase in operating income and lower interest expense, as discussed above, partially offset by an increase in income tax expense of $1.5 million correlating to the higher operating income.

Net income increased $4.4 million, or 6.9 percent, to $68.4 million during the six months ended March 31, 2011, compared with $64 million during the six months ended March 31, 2010, due primarily to an increase in operating income and lower interest expense, as discussed above, partially offset by a decrease in other income due primarily to lower capitalized cost of equity related to AFUDC as a result of increased short-term debt balances in comparison to NJNG's construction work in progress and an increase in income tax expense of $1.6 million correlating to the higher operating income.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Operating revenues	$573,075	$494,889	$1,003,849	$842,366
Gas purchases (including demand charges)	548,677	434,537	977,992	731,994
Gross margin	24,398	60,352	25,857	110,372
Operation and maintenance expense	3,309	2,745	6,480	6,978
Depreciation and amortization	15	49	31	99
Other taxes	301	353	595	900
Operating income	20,773	57,205	18,751	102,395
Other income	4	3	8	4
Interest expense, net	323	230	599	492
Income tax provision	7,525	21,537	6,683	38,822
Net income	$12,929	$35,441	$11,477	$63,085

As of March 31, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	32.9 Bcf of net short futures contracts and fixed swap positions, and;

•	5.0 Bcf of net long basis swap positions.

As of March 31, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	26.9 Bcf of net short futures contracts and fixed swap positions, and;

•	18.3 Bcf of net short basis swap positions.

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Gross margin during the three months ended March 31, 2011, was lower by approximately $36.0 million compared with the three months ended March 31, 2010, due primarily to unrealized losses during fiscal 2011 compared to unrealized gains during fiscal 2010. During the six months ended March 31, 2011, gross margin was lower by approximately $84.5 million compared with the six months ended March 31, 2010, due primarily to unrealized losses during fiscal 2011 compared to unrealized gains during fiscal 2010, partially offset by higher realized gains year-over-year.

NJRES had unrealized (losses) gains of $(3.6) million and $15.5 million during the three months ended March 31, 2011 and 2010, respectively, and unrealized (losses) gains of $(58.0) million and $23.2 million during the six months ended March 31, 2011 and 2010, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions will be realized.

NJRES also had realized (losses) gains of $(1.3) million and $3.8 million during the three months ended March 31, 2011 and 2010, respectively, and realized gains of $45.8 million and $36.9 million during the six months ended March 31, 2011 and 2010, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The increase in losses incurred during the three months ended March 31, 2011, resulted from unfavorable settlement prices compared with the prior year. The increase in gains incurred during the six months ended March 31, 2011, resulted from more favorable settlement prices compared with the prior year.

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

In addition, there was a decrease in realized margin associated with physical sale of natural gas during the three and six months ended March 31, 2011, as described further in the discussion of financial margin in the Non-GAAP measures section.

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

The following table is a computation of financial margin of NJRES:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Operating revenues	$573,075	$494,889	$1,003,849	$842,366
Less: Gas purchases	548,677	434,537	977,992	731,994
Add:
Unrealized loss (gain) on derivative instruments and related instruments	3,598	(15,493)	58,005	(23,235)
Effects of economic hedging related to natural gas inventory	1,258	(3,773)	(45,843)	(36,886)
Financial margin	$29,254	$41,086	$38,019	$50,251

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Operating income	$20,773	$57,205	$18,751	$102,395
Add:
Operation and maintenance expense	3,309	2,745	6,480	6,978
Depreciation and amortization	15	49	31	99
Other taxes	301	353	595	900
Subtotal - Gross margin	24,398	60,352	25,857	110,372
Add:
Unrealized loss (gain) on derivative instruments and related instruments	3,598	(15,493)	58,005	(23,235)
Effects of economic hedging related to natural gas inventory	1,258	(3,773)	(45,843)	(36,886)
Financial margin	$29,254	$41,086	$38,019	$50,251

A reconciliation of NJRES' net (loss) income to net financial earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Net income	$12,929	$35,441	$11,477	$63,085
Add:
Unrealized loss (gain) on derivative instruments and related instrument, net of taxes	2,276	(9,563)	36,678	(14,329)
Effects of economic hedging related to natural gas inventory, net of taxes	796	(2,361)	(28,987)	(22,745)
Net financial earnings	$16,001	$23,517	$19,168	$26,011

Financial margin decreased $11.8 million to $29.3 million during the three months ended March 31, 2011, and decreased $12.2 million to $38 million during the six months ended March 31, 2011 due primarily to a reduction in volatility in NJRES' market area. Exploration and production of shale gas in the Northeastern regions has contributed to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets. Overall the fundamental change in the supply of shale gas and related market volatility is expected to lower NJRES' financial margin and net financial earnings contribution to between 5 and 10 percent of consolidated net financial earnings during fiscal 2011 from a larger share in fiscal 2010.

Operation and Maintenance Expense

Operation and maintenance expense increased $564,000, or 20.5 percent, during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due primarily to an increase in incentive-based compensation, partially offset by a decrease in intercompany corporate cost allocations.

Operation and maintenance expense decreased $498,000, or 7.1 percent, during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due primarily to a decrease in intercompany corporate cost allocations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

Net financial earnings decreased $7.5 million and $6.8 million during the three and six months ended March 31, 2011, respectively, compared with the three and six months ended March 31, 2010, due primarily to lower financial margin, which has been impacted by a general reduction in volatility in NJRES' market area, as previously described.

Midstream Assets Segment

Operating Results

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Equity in earnings of affiliates	$4,360	$3,763	$7,980	$7,723
Operation and maintenance expense	$133	$254	$275	$449
Interest expense, net	$593	$616	$1,173	$1,226
Net income	$2,145	$1,514	$3,858	$3,390

During the three and six months ended March 31, 2011, equity in earnings increased $597,000 and $257,000, respectively, compared with the three and six months ended March 31, 2010, due to earnings at Steckman Ridge and Iroquois. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. The contributions from Iroquois and Steckman Ridge are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Iroquois	$1,449	$1,214	$2,627	$2,253
Steckman Ridge	2,911	2,549	5,353	5,470
Total equity in earnings	$4,360	$3,763	$7,980	$7,723

Both operation and maintenance expense and interest expense had slight decreases for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010.

Net income increased $631,000 and $468,000 during the three and six months ended March 31, 2011, respectively, compared with the three and six months ended March 31, 2010, due primarily to the increase in equity in earnings along with the slight decrease in operation and maintenance expense and interest expense.

Clean Energy Ventures Segment

Operating Results

During the fourth quarter of fiscal 2010, NJRCEV entered into agreements to install, operate and maintain solar equipment on commercial property. As of March 31, 2011, certain of these projects have commenced and are expected to be completed and operational during fiscal 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The consolidated financial results of CEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Operation and maintenance expense	$833	$—	$1,401	$—
Income tax (benefit)	$(6,071)	$—	$(6,710)	$—
Net income	$5,171	$—	$5,225	$—

Operation and maintenance expense during the three and six months ended March 31, 2011, consisted primarily of start-up costs including compensation, shared services costs, consulting costs and other administrative expenses.

Income tax benefit during the three and six months ended March 31, 2011, includes the actual ITC associated with solar projects that have been completed as of March 31, 2011, as well as an adjustment of $3.5 million and $3.9 million, respectively, for ITC based on solar projects that NJR believes are probable of being completed and available for use by the end of the current fiscal year. The projects that NJR believes are probable of being available for use by September 30, 2011, and the related estimated ITC are evaluated at the end of each reporting period and are subject to change based on management's assessments of various contractual and logistical factors. For a more detailed discussion of risks associated with the tax adjustment, see Part II, Item 1A, Risk Factors.

Net income during the three and six months ended March 31, 2011, includes the ITC, partially offset by operation and maintenance expense, as discussed above.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31
(Thousands)	2011	2010	2011	2010
Operating revenues	$7,826	$3,701	$15,952	$9,745
Operation and maintenance expense	$7,500	$7,270	$15,213	$14,306
Net loss	$(328)	$(3,244)	$(488)	$(4,206)

Operating revenue increased $4.1 million, or 111.5 percent, during the three months ended March 31, 2011, to $7.8 million compared with $3.7 million during the three months ended March 31, 2010. The improvement was due primarily to an increase of $1.3 million related to installations and service contracts at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy of $3 million during fiscal 2010 that did not recur during the three months ended March 31, 2011.

Operating revenue increased $6.2 million, or 63.7 percent, during the six months ended March 31, 2011, to $16 million compared with $9.7 million during the six months ended March 31, 2010. The improvement was due primarily to an increase of $2.5 million related to installations and service contracts at NJRHS, in addition to unrealized (losses) of $(3.8) million at NJR Energy, as previously discussed.

Operation and maintenance expense increased by $230,000 and $907,000 during the three and six months ended March 31, 2011, respectively, as compared with the same periods in fiscal 2010, due primarily to NJRHS' increased compensation cost and advertising expense.

Net loss during the three and six months ended March 31, 2011, decreased $2.9 million and $3.7 million, respectively, compared with the three and six months ended March 31, 2010, due primarily to lower unrealized losses along with increased operation and maintenance expense, as discussed above, as well as increase in depreciation expense, partially offset by the ITC associated with residential solar projects. Retail and other solar projects that commenced during the third quarter of fiscal 2010 generated $200,000 and $326,000 of net income during the three and six months ended March 31, 2011, respectively.

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

A reconciliation of Net loss to Net financial loss, a non-GAAP measure, of Retail and other operations is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010
Net loss	$(328)	$(3,244)	$(488)	$(4,206)
Add:
Unrealized loss on derivative instruments, net of taxes	—	1,748	—	2,251
Net financial loss	$(328)	$(1,496)	$(488)	$(1,955)

Net financial loss decreased $1.2 million and $1.5 million during the three and six months ended March 31, 2011, respectively, compared with the three and six months ended March 31, 2010, due primarily to an increase in operating revenue resulting from an increase in installations and service contracts at NJRHS and investment tax credits generated by the residential pilot program, partially offset by an increase in operations and maintenance expense and depreciation, as discussed above.

Liquidity and Capital Resources

NJR's objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	March 31, 2011	September 30, 2010
Common stock equity	57%	55%
Long-term debt	31	32
Short-term debt	12	13
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of March 31, 2011, the Company repurchased a total of 7.3 million of those shares and may repurchase an additional 1.5 million shares under the approved program.

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

NJR believes that as of March 31, 2011, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR currently has $50 million in fixed-rate debt, issued through the private placement market, maturing in 2017.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million Series CC First Mortgage bonds. As of March 31, 2011, NJNG had $172.8 million in secured fixed-rate debt remaining, with maturities ranging from 2018 to 2040, and $60 million in unsecured senior notes maturing in 2014.

In addition, NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with NJNG's variable-rate debt are based on the rates of the related EDA ARS. As of March 31, 2011, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG's borrowing costs of the variable-rate debt. At March 31, 2011, the thirty-day LIBOR rate was 0.24 percent. NJNG had a weighted average interest rate of 0.45 percent at both March 31, 2011 and September 30, 2010. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in the thirty-day LIBOR average interest rate would have caused a change in interest expense for these variable rate bonds of approximately $861,300 during the six months ended March 31, 2011.

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

As of March 31, 2011, NJR and NJNG had committed credit facilities of $325 million and $200 million, respectively, as described below, with $177 million and $200 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

($ in thousands)
NJR
Notes payable to banks:
Balance at March 31, 2011	$147,600
Weighted average interest rate at end of period	0.52%
Average balance for the three months ended March 31, 2011	$214,445
Weighted average interest rate for average balance	0.58%
Month end maximum for the three-months ended March 31, 2011	$284,125

NJNG
Commercial paper:
Balance at March 31, 2011	$0
Weighted average interest rate at end of period	—%
Average balance for the three months ended March 31, 2011	$39,841
Weighted average interest rate for average balance	0.26%
Month end maximum for the three-months ended March 31, 2011	$71,000

NJR has a $325 million, revolving unsecured credit facility expiring December 2012 (NJR Credit Facility), which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR's non-regulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. During the six months ended March 31, 2011, NJR's average interest rate was 0.58 percent, resulting in interest expense of $787,700. Based on average borrowings under the facility of $214.4 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.1 million during the six months ended March 31, 2011.

On March 18, 2011, NJR, as borrower, and certain of the Company's unregulated subsidiaries, as guarantors, entered into an amendment to the NJR Credit Facility, to allow the Company increased flexibility to issue senior indebtedness. The amendment allows the Company to issue additional indebtedness in respect of senior notes so long as such additional indebtedness (a)(i) is unsecured, (ii) is on terms not materially more restrictive than the Company's $50,000,000 Note Purchase Agreement dated as of September 24, 2007, unless the Company irrevocably offers to enter into an amendment to the NJR Credit Facility to add such terms to the NJR Credit Facility, (iii) has a maturity date no earlier than 180 days after the expiration date of the NJR Credit Facility and (iv) has an interest rate not materially in excess of prevailing rates at such time for like transactions with a borrower of comparable credit rating to the Company, and (b) when taken together with certain other indebtedness permitted under the NJR Credit Facility shall not exceed 65 percent of the sum of the Company's consolidated total indebtedness plus its consolidated shareholders' equity, as those terms are defined in the NJR Credit Facility.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was terminated by the Company on February 22, 2011. The additional credit line, was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that could have arisen in NJRES' normal course of business.

As of March 31, 2011, NJR has three letters of credit outstanding, totaling $8.6 million, on behalf of NJRES. Two of those letters of credit, totaling $7.1 million, are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. The other letter of credit, which totals $1.5 million, is used for margin requirements for natural gas transactions and will expire on June 30, 2011. NJR also has a $675,000 letter of credit outstanding on behalf of CR&R, which will expire on December 3, 2011. The letter of credit is in place to support development activities. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG has a $200 million unsecured committed credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of not less than 2.50 to 1.00. During the six months ended March 31, 2011, NJNG's average interest rate was 0.26 percent, resulting in interest expense of $73,900. Based on average borrowings under the facility of $39.8 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $191,200 during the six months ended March 31, 2011.

Neither NJNG nor its assets are obligated or pledged to support the NJR facility.

Sale-Leaseback

NJNG received approximately $5.9 million and $4.9 million in December 2010 and 2009, respectively, related to the sale-leaseback of a portion of its gas meters.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of March 31, 2011:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$516,901	$15,607	$91,214	$25,490	$384,590
Capital lease obligations (1)	79,466	14,322	19,590	18,087	27,467
Operating leases (1)	6,845	2,106	2,688	735	1,316
Short-term debt	147,600	147,600	—	—	—
New Jersey Clean Energy Program (1)	26,002	13,766	12,236	—	—
Construction obligations	39,762	39,762	—	—	—
Accelerated Infrastructure Program (AIP)	67,622	37,847	29,775	—	—
Remediation expenditures (2)	201,600	23,600	53,900	14,000	110,100
Natural gas supply purchase obligations-NJNG	76,019	76,019	—	—	—
Demand fee commitments-NJNG	681,764	102,814	212,283	115,209	251,458
Natural gas supply purchase obligations-NJRES	788,160	629,431	158,729	—	—
Demand fee commitments-NJRES	208,360	85,978	73,542	24,997	23,843
Total contractual cash obligations	$2,840,101	$1,188,852	$653,957	$198,518	$798,774

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

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

As of March 31, 2011, there were NJR guarantees covering approximately $389.5 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2011, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $14 million. Should there be additional construction at the facility to improve performance, NJR would be obligated to fund up to an additional $5.7 million for a total of $132.5 million.
Included in the investment in Steckman Ridge are loans including accrued interest through April 2009 in the amount of $70.4 million as of March 31, 2011. NJR, as part of its funding commitment is committed to fund up to a total of $82.5 million in loans. The principal balance of the loans are due December 31, 2017, and can be prepaid at the option of Steckman Ridge. The principal amount of the loans accrue interest at a rate of LIBOR plus 0.95 percent, which resets quarterly.

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $50 and $70 million incurred through September 30, 2011, of which $49.8 million has been either committed or spent. The capital expenditures related to these energy projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

NJNG's total capital expenditures are estimated at $104.2 million and $123 million in fiscal 2011 and 2012, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2011 include an estimated $23.3 million related to AIP construction costs and $11 million related to AIP II. As of March 31, 2011, NJNG has incurred $15.8 million related to the AIP program during fiscal 2011 and effective October 1, 2010, increased base rate revenue to recover the costs by approximately $4.2 million, based on expenditures incurred through August 31, 2010.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow from operating activities totaled $181 million during the six months ended March 31, 2011, compared with $245 million during the six months ended March 31, 2010. NJR employs the indirect method when preparing its Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR's business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income decreased $37.7 million during during the six months ended March 31, 2011, compared with the six months ended March 31, 2010, due primarily to an increase of $48.7 million in unrealized losses, net of tax, associated with changes in the values of financial derivative instruments as well as realized losses, net of tax, of $29 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $22.7 million during the six months ended March 31, 2010.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Changes in working capital, which are driven primarily by changes in volumes of natural gas purchased and sold as well as movements in commodity prices, were the major contributors to the $64 million decrease in cash generated from operating activities. During the six months ended March 31, 2011, the decrease in cash as compared with the six months ended March 31, 2010, resulted from the following:

•	an increase in margin deposits of $91 million as a result of higher unrealized losses at NJRES;

•
a decrease of $83.1 million in gas purchases payables when compared with the six months ended March 31, 2010 due primarily to NJNG's lower volumes of gas purchased and NJRES' decrease in cost of gas purchases during the current fiscal year; offset by

•
an increase in NJNG's gas costs recovered of approximately $77.9 million during the six months ended March 31, 2011, which reflects higher volumes of gas sold during the current fiscal year, in addition to cash refunds and bill credits that NJNG issued to customers during the six months ended March 31, 2010, that did not recur during fiscal 2011.

NJNG's MGP expenditures are currently expected to total $19.1 million in fiscal 2011. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities.

Investing Activities

Cash flow used in investing activities totaled $59 million during the six months ended March 31, 2011, compared with $36.6 million during the six months ended March 31, 2010. The increase in cash used was due primarily to higher utility plant expenditures at NJNG and solar equipment expenditures at CEV, offset by a decrease in investments in Steckman Ridge.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG's capital expenditures are expected to increase in fiscal 2011 to $104.2 million when compared with the capital spending of $94.6 million in fiscal 2010. The expected expenditures for fiscal 2011 include an estimate of $23.3 million related to AIP construction costs and $11 million related to AIP II. As of March 31, 2011, NJNG has incurred $15.8 million related to the AIP program during fiscal 2011. NJNG expects capital expenditures of $123 million in fiscal 2012.

As of March 31, 2011, NJR had invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $14 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

Retail and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. At March 31, 2011, CR&R owned eighty-three acres of undeveloped land and a 56,400-square-foot building on five acres of land.

NJR, through NJRCEV and NJRHS, has entered into various agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2011, capital expenditures totaled $11.5 million. NJR currently estimates capital expenditures of between $50 and $70 million in fiscal 2011, of which $49.8 million has been either committed or spent.

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

Cash flow used in financing activities totaled $(46.5) million during the six months ended March 31, 2011, compared with $(88.5) million during the six months ended March 31, 2010, due primarily to a decrease in payments of short-term borrowings at NJR as well as treasury shares repurchased, partially offset by the redemption of NJNG's $20 million Series CC First Mortgage Bonds during the six months ended March 31, 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of ARS through the EDA, and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG's rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the thirty-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although the average weighted interest rate associated with the ARS was 0.45 percent as of March 31, 2011, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

NJNG received $5.9 million and $4.9 million in December 31, 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2010 to March 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2011
NJNG	$(16,497)	$(1,716)	$(8,049)	$(10,164)
NJRES	57,538	(42,113)	14,047	1,378
Total	$41,041	$(43,829)	$5,998	$(8,786)

There were no changes in methods of valuations during the year ended March 31, 2011.

The following is a summary of fair market value of financial derivatives at March 31, 2011, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013 - 2015	After 2015	Total Fair Value
Price based on NYMEX	$(13,961)	$(6,032)	$—	$—	$(19,993)
Price based on other external data	10,120	1,174	(90)	3	11,207
Total	$(3,841)	$(4,858)	$(90)	$3	$(8,786)

The following is a summary of financial derivatives by type as of March 31, 2011:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	(2.4)	$3.90 - $5.69	$(18,879)
	Swaps	21.5	$3.90 - $6.43	8,715
NJRES	Futures	(14.4)	$3.74 - $6.72	(1,115)
	Swaps	(13.5)	$3.39 - $6.75	2,493
Total				$(8,786)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2010 to March 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2011
NJRES - Prices based on other external data	$17,990	16,823	18,256	$16,557

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2010 to March 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2011
NJRES	$25	221	59	$187

There were no changes in methods of valuations during the year ended March 31, 2011.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at March 31, 2011, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013 - 2015	After 2015	Total Fair Value
Prices based on other external data	$53	86	48	—	$187

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $16 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(6) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	HENRY HUB FUTURES and FIXED PRICE SWAPS
% increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(8,001)	$(16,001)	$(24,001)	$(32,002)
Ending derivative fair value	$(5,956)	$(13,957)	$(21,957)	$(29,957)	$(37,958)

% decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$8,001	$16,001	$24,001	$32,002
Ending derivative fair value	$(5,956)	$2,045	$10,045	$18,045	$26,046

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2011. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any wholesale outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of March 31, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$131,771	$94,851
Noninvestment grade	7,237	352
Internally rated investment grade	23,314	11,950
Internally rated noninvestment grade	15,770	3,459
Total	$178,092	$110,612

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of March 31, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$28,891	$26,285
Noninvestment grade	317	—
Internally rated investment grade	1,295	1,183
Internally rated noninvestment grade	10	9
Total	$30,513	$27,477

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

Interest Rate Risk

As of March 31, 2011, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling $97 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every seven or thirty-five days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of March 31, 2011, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of thirty-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG's variable-rate debt, it does impact its borrowing costs of the variable-rate debt. At March 31, 2011, the thirty-day LIBOR rate was 0.24 percent. As such, NJNG currently has a weighted average interest rate of 0.45 percent as of March 31, 2011. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in the thirty-day LIBOR average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $861,300 during the six months ended March 31, 2011. NJR is reviewing alternative methods for refinancing the ARS at NJNG on a continuing basis, however, it cannot assure that alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

At March 31, 2011, the Company (excluding NJNG) had no variable-rate long-term debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2010, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2011, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, "Risk Factors," of NJR's 2010 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. NJR does not believe that there have been any material changes from the risk factors as previously disclosed by NJR in the 2010 Annual Report on Form 10-K, except that the following is an additional risk factor that should be read to supplement to the previously disclosed risk factors:

A change in our effective tax rate as a result of a failure to qualify for ITCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects may have a material impact on our net financial earnings.

Generally accepted accounting principles require NJR to apply an effective tax rate to interim periods that is consistent with our estimated annual effective tax rate. As a result, quarterly, NJR projects the annual effective tax rate and then adjusts the tax expense recorded in that quarter to reflect the projected annual effective tax rate. The amount of the quarterly adjustment is based on information and assumptions, which are subject to change and which may have a material impact on quarterly and annual net financial earnings. Factors we consider in estimating the probability of projects being completed during the fiscal year include, but are not limited to, board of directors approval, execution of various contracts, including power purchase agreements, construction logistics, permitting and interconnection completion. If NJR fails to qualify for ITCs or is delayed in qualifying for some ITCs during the fiscal year due to delays or failures to complete planned solar energy projects as scheduled our quarterly and annual net financial earnings may be materially impacted.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended March 31, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/11 - 01/31/11	—	—	—	1,687,771
02/01/11 - 02/28/11	144,201	$40.83	144,201	1,543,570
03/01/11 - 03/31/11	31,600	$42.21	31,600	1,511,970
Total	175,801	$41.08	175,801	1,511,970

ITEM 4. (REMOVED AND RESERVED)

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

4.4a
Amendment dated March 18, 2011, to Credit Agreement dated as of December 13, 2007, by and among New Jersey Resources Corporation, the guarantors thereto, PNC Bank, NA as Administrative Agent, the banks party thereto.+

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

101	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

+    Filed herewith.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 5, 2011
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer