Form 10-Q
period 2011-06-30
NEW JERSEY RESOURCES CORP
filed 2011-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 2, 2011 was 41,436,473.

New Jersey Resources Corporation

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe,” "will" or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and Solar Renewable Energy Certificates (SRECs), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2011 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Risk Factors in Item 1A of NJR's 2010 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•
risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects and NJR's eligibility for ITCs and the future market for SRECs;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2011	2010	2011	2010
OPERATING REVENUES
Utility	$138,149	$105,130	$862,073	$794,311
Nonutility	510,020	374,764	1,476,235	1,213,475
Total operating revenues	648,169	479,894	2,338,308	2,007,786
OPERATING EXPENSES
Gas purchases:
Utility	74,385	47,665	469,835	478,719
Nonutility	482,735	393,126	1,460,600	1,114,842
Operation and maintenance	38,811	37,077	114,123	110,386
Regulatory rider expenses	6,518	6,160	47,520	41,017
Depreciation and amortization	8,514	8,136	25,445	23,936
Energy and other taxes	10,024	6,516	60,138	50,275
Total operating expenses	620,987	498,680	2,177,661	1,819,175
OPERATING INCOME (LOSS)	27,182	(18,786)	160,647	188,611
Other income	1,176	1,311	2,426	3,458
Interest expense, net of capitalized interest	4,744	5,238	15,085	15,946
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	23,614	(22,713)	147,988	176,123
Income tax provision (benefit)	6,197	(10,555)	48,662	68,066
Equity in earnings of affiliates	2,957	1,981	9,484	7,885
NET INCOME (LOSS)	$20,374	$(10,177)	$108,810	$115,942

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.49	$(0.25)	$2.63	$2.80
DILUTED	$0.49	$(0.25)	$2.62	$2.78

DIVIDENDS PER COMMON SHARE	$0.36	$0.34	$1.08	$1.02

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,381	41,239	41,338	41,424
DILUTED	41,597	41,239	41,551	41,703

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,810	$115,942
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	53,503	6,186
Depreciation and amortization	25,445	24,628
Allowance for equity used during construction	(1,252)	(1,474)
Allowance for bad debt expense	3,365	2,277
Deferred income taxes	22,110	69,329
Manufactured gas plant remediation costs	(10,818)	(2,925)
Equity in earnings of affiliates, net of distributions received	(470)	(2,261)
Cost of removal - asset retirement obligations	(711)	(676)
Contributions to postemployment benefit plans	(9,591)	(7,866)
Changes in:
Components of working capital	5,311	(54,205)
Other noncurrent assets	11,951	9,891
Other noncurrent liabilities	19,568	(2,902)
Cash flows from operating activities	227,221	155,944
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(69,894)	(49,696)
Solar equipment	(17,529)	—
Real estate properties and other	(2,423)	(460)
Cost of removal	(8,075)	(6,252)
Investments in equity investees	—	(4,300)
Withdrawal from restricted cash construction fund	67	—
Cash flows (used in) investing activities	(97,854)	(60,708)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,507	6,414
Tax benefit from stock options exercised	355	(96)
Proceeds from sale-leaseback transaction	5,901	4,925
Payments of long-term debt	(25,690)	(4,683)
Purchases of treasury stock	(7,222)	(28,069)
Payments of common stock dividends	(43,747)	(39,160)
Net (payments) proceeds of short-term debt	(9,600)	20,900
Cash flows (used in) financing activities	(69,496)	(39,769)
Change in cash and temporary investments	59,871	55,467
Cash and temporary investments at beginning of period	943	36,186
Cash and temporary investments at end of period	$60,814	$91,653
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(97,566)	$(82,253)
Inventories	87,210	18,222
Recovery of gas costs	36,329	(77,529)
Gas purchases payable	12,856	90,976
Prepaid and accrued taxes	15,654	(14,093)
Accounts payable and other	11,857	330
Restricted broker margin accounts	(36,544)	24,172
Customers' credit balances and deposits	(16,341)	(17,137)
Other current assets	(8,144)	3,107
Total	$5,311	$(54,205)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$9,778	$10,426
Income taxes	$4,138	$23,811
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2011	September 30, 2010

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,560,944	$1,525,348
Real estate properties, solar and other, at cost	51,766	33,497
Total property, plant and equipment	1,612,710	1,558,845
Accumulated depreciation and amortization	(407,156)	(423,126)
Property, plant and equipment, net	1,205,554	1,135,719

CURRENT ASSETS
Cash and cash equivalents	60,814	943
Customer accounts receivable
Billed	258,811	162,961
Unbilled revenues	7,310	7,411
Allowance for doubtful accounts	(4,541)	(2,993)
Regulatory assets	9,531	51,466
Gas in storage, at average cost	248,136	336,163
Materials and supplies, at average cost	6,887	6,070
Prepaid state taxes	40,622	55,880
Asset held for sale	1,579	—
Derivatives, at fair value	59,018	135,186
Restricted broker margin accounts	27,326	19,241
Deferred taxes	7,151	—
Other	19,023	12,680
Total current assets	741,667	785,008

NONCURRENT ASSETS
Investments in equity investees	172,977	169,234
Regulatory assets	438,729	454,601
Derivatives, at fair value	5,081	7,957
Other	9,948	10,614
Total noncurrent assets	626,735	642,406
Total assets	$2,573,956	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2011	September 30, 2010

CAPITALIZATION
Common stock equity	$796,280	$725,483
Long-term debt	428,200	428,925
Total capitalization	1,224,480	1,154,408

CURRENT LIABILITIES
Current maturities of long-term debt	12,224	31,257
Short-term debt	138,000	147,600
Gas purchases payable	243,258	230,402
Accounts payable and other	59,526	47,297
Dividends payable	14,901	13,998
Deferred and accrued taxes	27,695	23,737
New Jersey clean energy program	14,725	12,644
Derivatives, at fair value	45,138	78,447
Restricted broker margin accounts	—	28,459
Customers' credit balances and deposits	75,616	91,957
Total current liabilities	631,083	705,798

NONCURRENT LIABILITIES
Deferred income taxes	304,250	278,551
Deferred investment tax credits	6,308	6,549
Deferred revenue	9,051	7,656
Derivatives, at fair value	4,029	5,640
Manufactured gas plant remediation	201,600	201,600
Postemployment employee benefit liability	95,090	93,742
Regulatory liabilities	58,053	57,648
New Jersey clean energy program	6,723	18,291
Asset retirement obligation	26,540	26,009
Other	6,749	7,241
Total noncurrent liabilities	718,393	702,927
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,573,956	$2,563,133

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Net income (loss)	$20,374	$(10,177)	$108,810	$115,942
Unrealized (loss) gain on available for sale securities, net of tax of $141, $(85), $(411) and $(698), respectively (1)	(205)	131	595	1,010
Net unrealized gain (loss) on derivatives, net of tax of $(1), $76, $(56) and $119, respectively	2	(120)	97	(182)
Other comprehensive (loss) income	(203)	11	692	828
Comprehensive income (loss)	$20,171	$(10,166)	$109,502	$116,770

(1)	Available for sale securities are included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 495,300 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

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

Effective October 1, 2010, NJR established Clean Energy Ventures (CEV) as a new segment to report the results of operations and assets related to the Company's expected capital investments in renewable energy projects. NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment (see Note 14. Business Segment and Other Operations).

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes Gas in storage by company as of:

	June 30, 2011		September 30, 2010
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$94,666	14.2	$181,098	24.7
NJRES	153,470	34.8	155,065	42.3
Total	$248,136	49.0	$336,163	67.0

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
AFUDC:
Debt	$352	$262	$622	$662
Equity	753	557	1,252	1,474
Total	$1,105	$819	$1,874	$2,136
Weighted average rate	7.76%	7.76%	5.57%	7.34%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures (see Note 3. Regulation). Accordingly, other income included $275,000 and $374,000 of deferred interest related to these SBC program costs for the three months ended June 30, 2011 and 2010, respectively, and $794,000 and $1.3 million for the nine months ended June 30, 2011 and 2010, respectively.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

($ in thousands)	June 30, 2011		September 30, 2010
NJNG (1)	$52,056	20%	$17,983	11%
NJRES	196,335	76	136,064	83
NJRHS and other	10,420	4	8,914	6
Total	$258,811	100%	$162,961	100%

(1)	Does not include unbilled revenues of $7.3 million and $7.4 million as of June 30, 2011 and September 30, 2010, respectively.

Asset Held for Sale

As of June 30, 2011, NJR has classified a property located in Monmouth County as held for sale in the Unaudited Condensed Consolidated Balance Sheets. The property is approximately 4.5 acres of undeveloped land with a net book value of $1.6 million, which is expected to be sold during the fourth quarter of fiscal 2011.

Recent Updates to the Accounting Standards Codification (ASC)

Consolidation:

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which replaces the quantitative assessments previously in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures provide information on a company's involvement with VIE's. The Company adopted the provisions of the statement prospectively during its first quarter of fiscal 2011 and the adoption had no impact on its financial position, results of operations or cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value

In May 2011, the FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, clarifying certain guidance to ensure that U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) have the same fair value meaning, measurements and disclosure requirements. The amended guidance will become effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the new guidance on its financial position, results of operations or cash flows upon adoption.

Presentation of Comprehensive Income

In June 2011, the FASB issued an amendment to ASC Topic 220, Comprehensive Income, allowing two alternatives for the presentation of comprehensive income, eliminating the option to present the components of comprehensive income (OCI) as a part of the statement of changes in stockholder's equity and requiring that reclassification adjustments from OCI to income be presented on the face of the financial statements. Upon adoption, the total of comprehensive income, including the components of net income and OCI, will be presented in either one statement or in two separate but consecutive statements. The amendment will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Since the new guidance only amends presentation of comprehensive income, there will be no impact to the Company's financial position, results of operations or cash flows upon adoption.

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

Regulatory assets included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2011	September 30, 2010
Regulatory assets-current
Underrecovered gas costs (1)	$156	$36,485
Conservation Incentive Program (1)	9,375	14,960
Other (1)	—	21
Total current	$9,531	$51,466
Regulatory assets-noncurrent
Environmental remediation costs (Note 13)
Expended, net of recoveries (2)	$73,495	$75,707
Liability for future expenditures (3)	201,600	201,600
Deferred income and other taxes (1)	15,010	13,860
Derivatives, net (Note 4) (1)	7,682	16,497
Energy Efficiency Program (2)	8,685	3,958
New Jersey Clean Energy Program (2)	21,448	30,935
Pipeline Integrity Management (4)	1,148	1,148
Postemployment benefit costs (Note 10) (1)	105,999	106,225
Other (5)	3,662	4,671
Total noncurrent	$438,729	$454,601

(1)	Recoverable, without interest.

(2)	Recoverable, with interest.

(3)	Recovery will be requested when actual expenditures are incurred (see Note 13. Commitments and Contingent Liabilities).

(4)	Recoverable, subject to BPU review and approval in the next base rate case.

(5)	Recoverable, with or without interest depending on the specific program.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recovery of regulatory assets is subject to BPU approval. If there should be any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Regulatory liabilities included in the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2011	September 30, 2010
Regulatory liabilities-noncurrent
Cost of removal obligation (1)	$57,963	$57,648
Other (2)	90	—
Total noncurrent	$58,053	$57,648

(1)	NJNG accrues and collects for cost of removal in rates. This liability represents collections in excess of actual expenditures.

(2)	Refundable, with or without interest depending on the specific program.

Recent regulatory filings and/or actions include the following:

•
In September 2010, the BPU provisionally approved the recovery of $12.1 million related to the Conservation Incentive Program (CIP) effective October 1, 2010, and a decrease to BGSS rates, effective September 16, 2010, both of which were finally approved in April 2011. On June 1, 2011, NJNG filed for a 9.1 percent BGSS price decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies, and a change in the CIP rates. The proposed CIP rates result in an increase to all classes except residential heat, which represents a decrease. Pending BPU approval, the changes will go into effect October 1, 2011.

•
On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Program (AIP II) for capital investments, in the amount of $52.2 million. On January 24, 2011, NJNG amended the amount of this petition to $60.2 million for capital investments to be made through October 31, 2012. NJNG requested approval from the BPU for the recovery of expenditures through base rates, which would include the Company's overall weighted cost of capital of 7.76 percent authorized in its last base rate case. On March 30, 2011, the BPU approved the amended AIP II filing. NJNG will submit filings requesting recovery of AIP II investment costs through base rates, which will include an overall weighted average cost of capital of 7.12 percent that includes a 10.3 percent return on equity.

On June 1, 2011, NJNG filed for an increase in base rate cost recovery of $4.7 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems, to be effective on October 1, 2011. An additional filing will be submitted in October 2012, requesting rate changes to be effective in January 1, 2013.

•
Effective November 1, 2010, the BPU approved the recovery of the USF program year budget and the recovery of deferred USF administrative costs. On June 30, 2011, NJNG filed for a 0.1 percent decrease in the annual recovery rate to be effective October 1, 2011.

•
NJNG is eligible to receive financial incentives for reducing Basic Gas Supply Service (BGSS) costs through a series of margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. On April 1, 2011, NJNG filed a petition with the BPU for approval of an extension of these incentive programs. On July 25, 2011, NJNG, the BPU and Rate Counsel executed a Stipulation to extend NJNG's margin-sharing incentive programs for four years through October 31, 2015, under the same terms of its previous agreement with respect to margin-sharing percentages. This agreement also permits the Company to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation. BPU approval is expected by September 30, 2011.

•
On June 1, 2011, NJNG filed its annual Energy Efficiency (EE) Program filing with the BPU, which was subsequently amended to request that the current recovery rate remain the same. On July 15, 2011, NJNG filed a separate petition to extend its current EE Programs through December 31, 2012.

•
On June 16, 2011, NJNG submitted a filing with the BPU seeking authority to invest up to $15 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. If approved, NJNG would begin construction of the stations no later than December 31, 2012. NJNG would submit a cost recovery filing to the BPU in October 2012, requesting a base rate change to be effective early in 2013. Proceeds from the delivery of the associated natural gas, along with any available federal and state incentives, will be credited back to customers to help offset the cost of this investment.

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

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and losses are recognized in gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

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

The Company elects normal purchase/normal sale accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2011		September 30, 2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign exchange contracts	Derivatives - current	$107	$—	$15	$—
	Derivatives - noncurrent	82	—	10	—
Fair value of derivatives designated as hedging instruments		$189	$—	$25	$—

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$5,338	$13,020	$9,952	$24,724
	Derivatives - noncurrent	—	—	—	1,725
NJRES:
Physical forward commodity contracts	Derivatives - current	19,439	5,219	18,566	5,879
	Derivatives - noncurrent	3,734	989	5,482	179
Financial commodity contracts	Derivatives - current	34,134	26,899	106,653	47,844
	Derivatives - noncurrent	1,265	3,040	2,465	3,736
Fair value of derivatives not designated as hedging instruments		$63,910	$49,167	$143,118	$84,087
Total fair value of derivatives		$64,099	$49,167	$143,143	$84,087

At June 30, 2011, the notional amount of the foreign currency transactions was approximately $2.6 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2011	2010	2011	2010
NJRES:
Physical commodity contracts	Operating revenues	$5,044	$12,890	$29,881	$35,564
Physical commodity contracts	Gas purchases	4,639	(12,110)	(1,467)	(11,956)
Financial commodity contracts	Gas purchases	8,703	(11,449)	(19,072)	53,668
Subtotal NJRES		18,386	(10,669)	9,342	77,276
NJR Energy:
Financial commodity contracts	Operating revenues	—	421	—	(6,085)
Total NJRES and NJR Energy unrealized and realized gains (losses)		$18,386	$(10,248)	$9,342	$71,191

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Not included in the previous table, are (losses) gains associated with NJNG's financial derivatives that totaled $(2.1) million and $12.9 million for the three months ended June 30, 2011 and 2010, respectively and $(7) million and $(27) million for the nine months ended June 30, 2011 and 2010, respectively. These derivatives are part of its regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As noted above, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value are recorded in OCI and, upon settlement of the contracts, realized gains and losses are reclassified from OCI to gas purchases in the Unaudited Condensed Consolidated Statements of Operations. The following tables reflect the effect of derivative instruments designated as cash flow hedges on OCI:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2011	2010 (1)	2011	2010 (1)	2011	2010 (1)
Foreign currency contracts	$3	$(144)	$32	$5	$—	$—
Total	$3	$(144)	$32	$5	$—	$—

(1)
NJRES began hedging its foreign currency exposure in May 2010, therefore, amounts for the three months ended June 30, 2010 only include gains and losses for May 2010 through June 2010 and is not comparative to the three months ended June 30, 2011.

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2011	2010 (2)	2011	2010 (2)	2011	2010 (2)
Foreign currency contracts	$164	$(144)	$91	$5	$—	$—
Total	$164	$(144)	$91	$5	$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $107,000 from OCI into earnings. The maximum tenor is April 2013.

(2)
NJRES began hedging its foreign currency exposure in May 2010, therefore, amounts for the nine months ended June 30, 2010 only include gains and losses for May 2010 through June 2010 and is not comparative to the nine months ended June 30, 2011.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2011	September 30, 2010
NJNG	Futures	(2.5)	20.8
	Swaps	10.7	(8.7)
NJRES	Futures	(13.6)	(13.0)
	Swaps	(16.1)	(7.3)
	Options	—	0.6
	Physical	72.1	36.1

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

(Thousands)	Balance Sheet Location	June 30, 2011	September 30, 2010
NJNG broker margin deposit	Broker margin - Current assets	$13,034	$19,241
NJRES broker margin deposit	Broker margin - Current assets (liabilities)	$14,292	$(28,459)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2011. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$164,598
Noninvestment grade	10,567
Internally rated investment grade	47,772
Internally rated noninvestment grade	11,327
Total	$234,264

Conversely, certain of NJNG's and NJRES' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. NJNG's credit rating, with respect to S&P, reflects the overall corporate credit profile of NJR. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. As well, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions, are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011 and September 30, 2010, is $1.3 million and $7.4 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2011 and September 30, 2010, the Company would have been required to post an additional $200,000 and $5.5 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities, is based on quoted market prices for similar issues and is as follows:

(Thousands)	June 30, 2011	September 30, 2010
Carrying value	$440,424	$460,182
Fair market value	$466,497	$495,035

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2011:
Assets:
Physical forward commodity contracts	$—	$23,173	$—	$23,173
Financial derivative contracts - natural gas	7,208	33,529	—	40,737
Financial commodity contracts - foreign exchange	—	189	—	189
Available for sale equity securities - energy industry (1)	11,296	—	—	11,296
Other	28,685	—	—	28,685
Total assets at fair value	$47,189	$56,891	$—	$104,080

Liabilities:
Physical forward commodity contracts	$—	$6,208	$—	$6,208
Financial commodity contracts - natural gas	19,119	23,840	—	42,959
Other	647	—	—	647
Total liabilities at fair value	$19,766	$30,048	$—	$49,814

As of September 30, 2010:
Assets:
Physical forward commodity contracts	$—	$24,048	$—	$24,048
Financial derivative contracts - natural gas	58,824	60,246	—	119,070
Financial commodity contracts - foreign exchange	—	25	—	25
Available for sale equity securities - energy industry (1)	10,290	—	—	10,290
Other	947	—	—	947
Total assets at fair value	$70,061	$84,319	$—	$154,380

Liabilities:
Physical forward commodity contracts	$—	$6,058	$—	$6,058
Financial derivative contracts - natural gas	38,497	39,532	—	78,029
Other	936	—	—	936
Total liabilities at fair value	$39,433	$45,590	$—	$85,023

(1)	Included in Investments in equity investees in the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's Investments in equity investees include the following investments as of:

(Thousands)	June 30, 2011	September 30, 2010
Steckman Ridge	$136,029	$134,359
Iroquois	25,652	24,585
Other	11,296	10,290
Total	$172,977	$169,234

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

Other consists of an investment in equity securities of a publicly traded energy company and is accounted for as available for sale securities, with any change in the value of such investment recorded in OCI.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2011	2010	2011	2010
Net income (loss), as reported	$20,374	$(10,177)	$108,810	$115,942
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,381	41,239	41,338	41,424
Basic earnings per common share	$0.49	$(0.25)	$2.63	$2.80
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,381	41,239	41,338	41,424
Incremental shares (1)	216	—	213	279
Weighted average shares of common stock outstanding-diluted	41,597	41,239	41,551	41,703
Diluted earnings per common share (2)	$0.49	$(0.25)	$2.62	$2.78

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)
There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended June 30, 2011 and nine months ended June 30, 2011, and 2010. Since there was a net loss for the three months ended June 30, 2010, incremental shares were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive.

8.	DEBT

A summary of NJR's and NJNG's long-term debt are as follows:

(Thousands)	June 30, 2011	September 30, 2010
NJR	$50,000	$50,000
NJNG (1)	329,845	349,845
Total	$379,845	$399,845

(1)	Long-term debt excludes lease obligations of $60.6 million and $60.3 million at June 30, 2011 and September 30, 2010, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	June 30, 2011	September 30, 2010
NJR
Debt shelf facilities (1)	$175,000	$—
Bank credit facilities (2)	$325,000	$325,000
Amount outstanding at end of period
Notes payable to banks	$138,000	$140,600
Weighted average interest rate at end of period
Notes payable to banks	0.51%	0.64%
NJNG
Bank credit facilities (2)	$200,000	$200,000
Amount outstanding at end of period
Commercial paper	$—	$7,000
Weighted average interest rate at end of period
Commercial paper	—%	0.26%

(1)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(2)	Committed credit facilities, which require commitment fees on the unused amounts.

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of June 30, 2011, NJR had $138 million in borrowings outstanding under the facility.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was terminated by NJR on February 22, 2011. The additional credit line, was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that could have arisen in NJRES' normal course of business.

NJR entered into two new unsecured, uncommitted private placement debt shelf note agreements in the third quarter of fiscal 2011. The first agreement was entered into on May 12, 2011, in the amount of $100 million, and expires on May 10, 2013. The second agreement became effective on June 30, 2011, in the amount of $75 million, and expires on June 30, 2014. Notes issued under these agreements will be guaranteed by certain unregulated subsidiaries of the Company. The additional credit lines will be used for general corporate purposes, including working capital and capital expenditures. As of June 30, 2011, NJR had no borrowings outstanding under these agreements.

As of June 30, 2011, NJR has five letters of credit outstanding totaling $8.4 million. Three of the letters of credit, which total $7.1 million, are on behalf of NJRES. The other two letters of credit are on behalf of CR&R and NJRCEV in the amount of $675,000 and $711,000, respectively. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Two of NJRES' letters of credit are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. The third NJRES letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2011. CR&R's letter of credit is in place to support development activities and expires on December 3, 2011. NJRCEV's letter of credit is in place to secure construction of a ground-mounted solar project and expires on June 22, 2012.

NJNG

NJNG has a $200 million revolving unsecured committed credit facility, which expires in December 2012. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. As of June 30, 2011, NJNG had no borrowings outstanding under the facility.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG received $5.9 million and $4.9 million in December 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to be continued on an annual basis.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or NJR private placement debt shelf facilities.

9.	STOCK-BASED COMPENSATION

On November 17, 2010, the Company granted 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. Also on November 17, 2010, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first occurring on October 15, 2011, and 25,535 restricted shares, all scheduled to vest on November 17, 2013. As of June 30, 2011, 1,970,094 and 71,962 shares remain available for future issuance to employees and directors, respectively.

During the nine months ended June 30, 2011, included in operation and maintenance expense is $2.1 million related to stock-based compensation compared with $2 million during the nine months ended June 30, 2010. As of June 30, 2011, there remains $5.2 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two and a half years.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including NJR's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents are as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1,194	$992	$3,582	$2,976	$836	$704	$2,508	$2,112
Interest cost	2,094	2,049	6,283	6,147	1,211	1,204	3,634	3,612
Expected return on plan assets	(2,873)	(2,577)	(8,618)	(7,731)	(618)	(485)	(1,854)	(1,455)
Recognized actuarial loss	987	681	2,960	2,043	653	570	1,959	1,710
Prior service cost amortization	12	14	36	42	19	19	57	57
Recognized net initial obligation	—	—	—	—	89	89	267	267
Net periodic benefit cost	$1,414	$1,159	$4,243	$3,477	$2,190	$2,101	$6,571	$6,303

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

The following is an analysis of the change in the ARO liability:

(Thousands)	June 30, 2011	September 30, 2010
Balance at October 1	$26,009	$25,097
Accretion	1,242	1,572
Additions	—	149
Retirements	(711)	(809)
Balance at period end	$26,540	$26,009

Accretion amounts are not reflected as an expense on NJR's Unaudited Condensed Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheet.

12.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of June 30, 2011, the Company believes, based on its analysis, that there is no need to recognize any liabilities associated with uncertain tax positions.

NJRES has amended its New Jersey State Income Tax returns for the periods ended September 30, 2004, 2005, 2006 and 2007, requesting refunds related to a dispute over certain rules surrounding a company's ability to apportion income away from the state. Discussions between NJR and the State of New Jersey on the interpretation of the apportionment rules and relevant case law are substantially complete and the State has indicated that they will agree to a refund of approximately $4.3 million. Accordingly, in the three months ended June 30, 2011, NJRES recognized a $4.3 million state tax benefit. After fees and federal income taxes, the net impact is $2.4 million, or $0.06 per share.

The effective tax rates for the nine months ended June 30, 2011 and 2010, are 30.9 percent and 35 percent, respectively. The decrease in the rate is due primarily to federal investment tax credits (ITC) generated by NJRCEV's and NJRHS' solar investments placed into service as of June 30, 2011, and solar investments forecasted to be completed before the end of the fiscal year.

To calculate the estimated annual effective tax rate, NJR considers projects that are probable of being completed and available for use during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change. For a more detailed discussion of risks associated with the effective tax rate, see Part II, Item 1A, Risk Factors.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2023, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $105 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2011, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2011	2012	2013	2014	2015	Thereafter
NJRES:
Natural gas purchases	$268,965	$347,341	$69,619	$—	$—	$—
Storage demand fees	10,046	31,140	17,399	11,494	7,207	11,924
Pipeline demand fees	12,842	42,859	21,550	8,680	7,195	21,432
Sub-total NJRES	$291,853	$421,340	$108,568	$20,174	$14,402	$33,356
NJNG:
Natural gas purchases	$40,809	$6,928	$—	$—	$—	$—
Storage demand fees	7,804	31,208	29,920	24,153	14,999	44,340
Pipeline demand fees	16,309	76,809	76,966	71,821	35,182	228,661
Sub-total NJNG	$64,922	$114,945	$106,886	$95,974	$50,181	$273,001
Total (1)	$356,775	$536,285	$215,454	$116,148	$64,583	$306,357
(1)    Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
NJRES	$25.8	$22.6	$84.9	$82.4
NJNG	24.1	25.3	75.0	73.6
Total	$49.9	$47.9	$159.9	$156.0

NJNG's capital expenditures consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Expenditures are estimated at $108.2 million and $116.1 million for fiscal 2011 and 2012, respectively. As of June 30, 2011, approximately $76.1 million has been incurred on capital expenditures in fiscal 2011 including accruals. The expected expenditures for fiscal 2011 include an estimate of $26 million related to AIP I construction costs and $11 million related to AIP II. As of June 30, 2011, NJNG has incurred $24.9 million related to the AIP I programs and $789,000 related to AIP II programs during fiscal 2011.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the nine months ended June 30, 2011 were $19.5 million, including $2 million for land. The Company currently estimates solar-related capital expenditures of between $70 and $80 million in fiscal 2011, of which $77.6 million has been either committed or spent. Capital expenditures in fiscal 2012 are expected to be $65.6 million. These investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

As of June 30, 2011, the Company's future minimum lease payments under various operating leases will not be more than $2.1 million annually for the next five years and $1.3 million in the aggregate for all years thereafter.

Guarantees

As of June 30, 2011, there were NJR guarantees covering approximately $408.4 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

The Company enters into agreements to lease vehicles, generally over a five-year term, which qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of June 30, 2011, the present value of the liability recognized on the Unaudited Condensed Consolidated Balance Sheets is $615,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery from $17.7 million to approximately $20 million. As of June 30, 2011, $73.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheet.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Operating revenues
Natural Gas Distribution
External customers	$138,149	$105,130	$862,073	$794,311
Intercompany	—	—	—	8,047
Energy Services
External customers	498,834	364,776	1,449,252	1,193,912
Intercompany	1,579	24	55,010	13,254
Clean Energy Ventures	328	—	328	—
Segment subtotal	638,890	469,930	2,366,663	2,009,524
Retail and Other	10,951	10,058	26,903	19,803
Eliminations	(1,672)	(94)	(55,258)	(21,541)
Total	$648,169	$479,894	$2,338,308	$2,007,786
Depreciation and amortization
Natural Gas Distribution	$8,192	$7,939	$24,650	$23,321
Energy Services	15	37	46	136
Midstream Assets	1	1	4	4
Clean Energy Ventures	115	—	143	—
Segment subtotal	8,323	7,977	24,843	23,461
Retail and Other	191	159	602	475
Total	$8,514	$8,136	$25,445	$23,936
Interest income (1)
Natural Gas Distribution	$304	$608	$844	$1,508
Energy Services	1	7	9	11
Midstream Assets	225	227	677	658
Segment subtotal	530	842	1,530	2,177
Retail and Other	1	(4)	2	3
Eliminations	(220)	(216)	(658)	(642)
Total	$311	$622	$874	$1,538

(1)	Included in other income in the Unaudited Condensed Consolidated Statement of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,630	$4,139	$11,454	$12,545
Energy Services	193	425	792	917
Midstream Assets	803	380	2,428	2,037
Clean Energy Ventures	14	—	21	—
Segment subtotal	4,640	4,944	14,695	15,499
Retail and Other	104	294	390	447
Total	$4,744	$5,238	$15,085	$15,946
Income tax provision (benefit)
Natural Gas Distribution	$3,283	$2,081	$44,162	$41,326
Energy Services	1,949	(13,316)	8,632	25,506
Midstream Assets	1,281	1,173	3,951	3,073
Clean Energy Ventures	(898)	—	(7,608)	—
Segment subtotal	5,615	(10,062)	49,137	69,905
Retail and Other	605	269	(439)	(1,751)
Eliminations	(23)	(762)	(36)	(88)
Total	$6,197	$(10,555)	$48,662	$68,066
Equity in earnings of affiliates
Midstream Assets	$3,891	$2,538	$11,871	$10,261
Segment subtotal	3,891	2,538	11,871	10,261
Eliminations	(934)	(557)	(2,387)	(2,376)
Total	$2,957	$1,981	$9,484	$7,885
Net financial earnings (loss)
Natural Gas Distribution	$5,979	$6,109	$74,375	$70,087
Energy Services	213	3,336	19,381	29,347
Midstream Assets	1,847	1,828	5,705	5,218
Clean Energy Ventures	259	—	5,484	—
Segment subtotal	8,298	11,273	104,945	104,652
Retail and Other	1,401	314	913	(1,641)
Total	$9,699	$11,587	$105,858	$103,011
Capital expenditures
Natural Gas Distribution	$30,783	$23,778	$77,969	$55,948
Clean Energy Ventures	7,040	—	16,977	—
Segment subtotal	37,823	23,778	94,946	55,948
Retail and Other	1,012	367	2,975	460
Total	$38,835	$24,145	$97,921	$56,408
Investments in equity method investees
Midstream Assets	$—	$—	$—	$4,300
Total	$—	$—	$—	$4,300

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Consolidated net financial earnings	$9,699	$11,587	$105,858	$103,011
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes (1)	(2,875)	15,886	33,835	3,936
Effects of economic hedging related to natural gas inventory, net of taxes	(7,800)	5,878	(36,787)	(16,867)
Consolidated net income (loss)	$20,374	$(10,177)	$108,810	$115,942

(1)
Excludes unrealized losses (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of $42,000 and $16,000 for the three months ended and $74,000 and $144,000 for the nine months ended June 30, 2011 and 2010, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2011	September 30, 2010
Assets at end of period:
Natural Gas Distribution	$1,906,403	$1,904,545
Energy Services	442,980	432,380
Midstream Assets	162,516	159,882
Clean Energy Ventures	17,728	—
Segment subtotal	2,529,627	2,496,807
Retail and Other	72,598	85,864
Intercompany assets (1)	(28,269)	(19,538)
Total	$2,573,956	$2,563,133

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	RELATED PARTY TRANSACTIONS

Periodically, NJRES may enter into park and loan agreements with Steckman Ridge, an affiliated FERC regulated natural gas storage facility. As of June 30, 2011, NJRES has entered into storage and park and loan transactions with varying terms extending through April 2012. Demand fees expensed as a component of gas purchases in the Unaudited Condensed Consolidated Statements of Operations were $354,000 and $494,000 during the three and nine months ended June 30, 2011. As of June 30, 2011, NJRES had fees payable to Steckman Ridge in the amount of $101,000.

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

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during the three and nine months ended June 30, 2011, were $2.3 million and $6.9 million, respectively. As of June 30, 2011, NJNG had fees payable to Steckman Ridge in the amount of $775,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Management's Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the New England region, the West Coast and Canada through two of its subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

($ in thousands)	June 30, 2011		September 30, 2010
Assets
Natural Gas Distribution	$1,906,403	74%	$1,904,545	75%
Energy Services	442,980	17	432,380	17
Midstream Assets	162,516	6	159,882	6
Clean Energy Ventures	17,728	1	—	—
Retail and Other	72,598	3	85,864	3
Intercompany assets (1)	(28,269)	(1)	(19,538)	(1)
Total	$2,573,956	100%	$2,563,133	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2011		2010		2011		2010
Net Income (Loss)
Natural Gas Distribution	$5,979	29%	$6,109	(60)%	$74,375	68%	$70,087	60%
Energy Services	10,930	54	(18,823)	185	22,407	21	44,262	38
Midstream Assets	1,847	9	1,828	(18)	5,705	5	5,218	5
Clean Ventures Energy	259	1	—	—	5,484	5	—	—
Retail and Other	1,401	7	725	(7)	913	1	(3,481)	(3)
Intercompany net income (1)	(42)	—	(16)	—	(74)	—	(144)	—
Total	$20,374	100%	$(10,177)	100%	$108,810	100%	$115,942	100%
(1)     Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Included in net income are unrealized gains (losses) in the Energy Services segment of $2.9 million and $(16.3) million, after taxes, for the three months ended June 30, 2011 and 2010, respectively and realized gains (losses) of $7.8 million and $(5.9) million, after taxes, for the three months ended June 30, 2011 and 2010, respectively. Also included in net income are unrealized (losses) in the Energy Services segment of $(33.8) million and $(2) million, after taxes, for the nine months ended June 30, 2011 and 2010, respectively and realized gains of $36.8 million and $16.9 million, after taxes, for the nine months ended June 30, 2011 and 2010, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas that is still in inventory.

Net income for the three and nine months ended June 30, 2010, includes unrealized gains (losses) of $411,000 and $(1.8) million, respectively, after taxes, related to a financial natural gas swap in the Retail and Other operations that was used to economically hedge a long-term gas sale contract and has since expired.

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

Unrealized gains and losses at NJRES are the result of changes in the fair value of derivative instruments. The change in fair value of these derivative instruments at NJRES over periods of time can result in substantial volatility in reported net income. When a financial instrument settles, the result is the realization of these gains or losses. NJRES utilizes certain financial instruments to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. Volatility in earnings also occurs as a result of timing differences between the settlement of the financial derivative and the sale of the corresponding natural gas that was hedged with the financial instrument. When the

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold.

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

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2011		2010		2011		2010
Net Financial Earnings (Loss)
Natural Gas Distribution	$5,979	62%	$6,109	53%	$74,375	70%	$70,087	68%
Energy Services	213	2	3,336	29	19,381	18	29,347	29
Midstream Assets	1,847	19	1,828	16	5,705	6	5,218	5
Clean Energy Ventures	259	3	—	—	5,484	5	—	—
Retail and Other	1,401	14	314	2	913	1	(1,641)	(2)
Total	$9,699	100%	$11,587	100%	$105,858	100%	$103,011	100%

Natural Gas Distribution Segment

Our distribution segment has approximately 495,300 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

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

Conservation Incentive Program

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June, coincident with NJNG's annual BGSS filing. NJNG's filing in June 2010, included recovery of $12.1 million annually, an increase of $5.2 million, for accrued and estimated CIP amounts through September 30, 2010. This increase was approved by the BPU to be effective October 1, 2010. On June 1, 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011. The proposed rates result in an increase to all classes except residential heat, which represents a decrease. See Note 3. Regulation and the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of June 30, 2011, NJNG has $9.9 million related to CIP accrued to be recovered in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG added 6,189 new customers during fiscal 2010 or an increase of 1.3 percent, which will contribute an additional $3.3 million in utility gross margin. During the nine months ended June 30, 2011, NJNG has added 4,610 new customers, or an increase of 0.9 percent respectively, which is expected to contribute annual utility gross margin of approximately $2.4 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2011 and 2012, and expects this growth rate to increase utility gross margin under NJNG's base rates by approximately $3.4 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.29 per MMBtu to $4.38 per MMBtu and from $3.73 per MMBtu to $5.81 per MMBtu during the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.65 per MMBtu, 14.2 percent higher than the average settlement price of $4.07 per MMBtu during the nine months ended June 30, 2011.

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

During the nine months ended June 30, 2010, NJNG issued refunds and bill credits of $110.4 million to customers and implemented BGSS rate reductions as a result of the continuing decline in commodity prices. Commodity prices have since stabilized in comparison to NJNG's tariff rate. NJNG manages these prices from time to time with slight rate adjustments. The BPU approved a 3.5 percent BGSS price decrease for the average residential heat customer, effective September 16, 2010. There have been no refunds or rate adjustments during the nine months ended June 30, 2011. On June 1, 2011, NJNG filed for a 9.1 percent BGSS price decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies, which would go into effect October 1, 2011, upon approval. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incentive programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and financial risk management (FRM) programs. The current programs expire on October 31, 2011, unless an extension is approved by the BPU, and success of the programs is subject to market conditions. On April 1, 2011, NJNG filed a petition with the BPU for approval of a five-year extension of the Company's BGSS incentive programs through October 31, 2016. NJNG also requested approval of a provision designed to permit the Company to propose modifications to the margin sharing programs, including new incentives, should performance of the incentives or market conditions warrant re-evaluation of the existing structure. On July 25, 2011, NJNG, the BPU and Rate Counsel executed a Stipulation to extend NJNG's margin-sharing incentive programs for four years through October 31, 2015, under the same terms of its previous agreement with respect to margin-sharing percentages. This agreement also permits NJNG to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation. BPU approval is expected before the beginning of fiscal 2012.

Utility gross margin from incentive programs during the three months ended June 30, 2011 and 2010 was $1.5 million and $2 million, respectively and was $7.7 million and $7.4 million during the nine months ended June 30, 2011 and 2010, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NJNG has recognized a regulatory asset and an obligation of $201.6 million as of June 30, 2011, an increase of $54.9 million, or 37.4 percent over the prior year. The increase during fiscal 2011 was due primarily to the annual reassessment of the MGP remediation and related costs, which caused an increase in four out of the five sites as well as a change to using the best estimate within a range of potential liability amounts. Prior to the change, NJNG used the minimum cost estimate within the range since the most likely outcome was not available.

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

During fiscal 2009, NJNG implemented its Accelerated Infrastructure Program (AIP), as approved by the BPU, to enhance the reliability of its gas distribution system and to support economic development and job growth in New Jersey, commencing construction on fourteen infrastructure projects (AIP I) at an approved cost of $70.8 million. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers this investment through its base rates. In September 2010, the BPU provisionally approved an annual recovery through base rates of $4.2 million related to AIP I, including an overall weighted average cost of capital of 7.76 percent.

On October 20, 2010, NJNG filed a petition with the BPU for approval of an extension to NJNG's Accelerated Energy Infrastructure Program (AIP II) for capital investments to be made through August 31, 2012, in the amount of $52.2 million. On January 24, 2011, NJNG amended the amount of this petition to $60.2 million for capital investments to be made through October 31, 2012 . NJNG requested approval from the BPU for the recovery of expenditures through base rates, which would include the Company's overall weighted cost of capital of 7.76 percent authorized in its last base rate case. On March 30, 2011, the BPU approved the amended AIP II filing. NJNG will submit filings requesting recovery of AIP II investment costs through base rates, which will include an overall weighted average cost of capital of 7.12 percent that includes a 10.3 percent return on equity.

On June 1, 2011, NJNG filed for AIP base rate cost recovery, which represents an increase of $4.7 million to $8.9 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems, requesting rate changes to be effective on October 1, 2011. An additional filing will be submitted in October 2012, requesting rate changes to be effective in January 1, 2013.

NJNG has committed capital expenditures for fiscal 2011 of $108.2 million, of which $26 million is related to AIP I and $11 million related to AIP II.

Energy efficiency

NJNG has implemented economic stimulus programs in order to promote energy efficiency (EE) and conservation while stimulating the state's economy. In July 2009, the BPU approved expenditures of up to approximately $21.1 million to support three EE Programs. As a result, NJNG has a recovery mechanism in place and defers the costs associated with the EE projects, including NJNG's overall weighted average cost of capital. As of June 30, 2011, NJNG has spent a total of $20.1 million related to these programs.

In March 2010, NJNG filed for approval of its Regional Greenhouse Gas Initiative (RGGI) Program with the BPU and requested recovery of expenditures related to a series of energy-efficiency and solar energy programs for eligible residential and commercial customers through which enhanced rebates and incentives are provided. In September 2010, NJNG received approval of its RGGI programs from the BPU, allowing NJNG to offer certain residential and commercial energy-efficiency programs, through which enhanced rebates and incentives are provided. The program, which became effective on January 1, 2011, will run for an initial period of twelve months. NJNG will recover these energy-efficiency investments of up to $9.6 million over a four or five-year period, depending on the commencement date of the specific initiative. The recovery period for costs associated with other approved components of the RGGI program varies and can be up to ten years. The approved program costs will be subject to deferred accounting and recovery of energy-efficient investments will include NJNG's weighted average cost of capital. As of June 30, 2011, NJNG has spent a total of $5.4 million related to this program. On January 7, 2011, NJNG notified the BPU that the solar incentive programs initially included in the March 2010 filing and subsequently reserved for future discussions were withdrawn.

On June 1, 2011, NJNG filed its annual EE Program filing with the BPU. On July 15, 2011, the annual filing was amended to request that the current rate remain the same. Also on July 15, 2011, NJNG filed a separate petition to extend its current EE Programs through December 31, 2012.

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

As of June 30, 2011, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, and net of cash distributions received, were $136 million and $25.7 million, respectively. NJR could have an additional funding obligation of up to $5.7 million related to Steckman Ridge, should there be additional construction on the storage facility to improve performance.

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. The investments are expected to qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a Solar Renewable Energy Certificate (SREC) will be created. NJRCEV currently estimates capital expenditures of between $70 and $80 million in fiscal 2011. These investments are subject to a variety of factors, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. As a result, if these projects are not placed in service prior to September 30, 2011, a failure to qualify for ITCs and SRECs could have a significant adverse impact on earnings. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also have a significant impact on earnings.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 135,900 customers and has been focused on growing its installation business and expanding its service contract customer base. In addition, NJRHS has investments in residential solar energy projects. CR&R seeks additional opportunities to enhance the value of its undeveloped land and investments. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2010. NJR's critical accounting policies have not changed from those reported in the 2010 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

Net income increased $30.6 million during the three months ended June 30, 2011 to $20.4 million, compared with a net loss of $(10.2) million during the three months ended June 30, 2010. Earnings for the three months ended June 30, 2011, were $0.49 per basic share and and $0.49 per diluted share, compared with losses of $(0.25) per basic share and $(0.25) per diluted share for the three months ended June 30, 2010. Changes in net income were primarily driven by unrealized as well as certain realized gains associated with natural gas in inventory of $2.9 million and $7.8 million, respectively, after taxes, for the three months ended June 30, 2011, which were due primarily to the change in the fair market value of financial derivative instruments as a result of market conditions, compared with unrealized and realized (losses) of $(15.9) million and $(5.9) million, respectively, after taxes, for the three months ended June 30, 2010.

Net income decreased $7.1 million during the nine months ended June 30, 2011 to $108.8 million, compared with $115.9 million during the nine months ended June 30, 2010. Earnings for the nine months ended June 30, 2011, were $2.63 per basic share and and $2.62 per diluted share, compared with earnings of $2.80 per basic share and $2.78 per diluted share for the nine months ended June 30, 2010. Changes in net income were primarily driven by unrealized (losses) of $(33.8) million and $(3.9) million, after taxes, for the nine months ended June 30, 2011 and 2010, respectively, which is offset by certain realized gains associated with natural gas in inventory of $36.8 million and $16.9 million, after taxes, for the nine months ended June 30, 2011 and 2010, respectively, as previously discussed. Also offsetting the decrease was improved earnings in Retail and Other operations and Natural Gas Distribution segment.

The Company's operating revenues and gas purchases are as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Thousands)	2011	2010	% change	2011	2010	% change
Operating revenues (1)	$648,169	$479,894	35.1%	$2,338,308	$2,007,786	16.5%
Gas purchases (1)	$557,120	$440,791	26.4%	$1,930,435	$1,593,561	21.1%

(1)
Amounts include intercompany eliminating entries in Operating revenues of $1.7 million and $94,000 and in Gas purchases of $2.7 million and $774,000 for the three months ended June 30, 2011, and 2010, respectively and $55.3 million and in Operating revenues of $21.5 million and in Gas purchases of $57.9 million and $24.1 million for the nine months ended June 30, 2011, and 2010, respectively.

Operating revenues and gas purchases increased $168.3 million and $116.3 million, respectively, during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, due primarily to:

•
an increase in operating revenues of $135.6 million and gas purchases of $89.9 million at NJRES stemming from higher average sales and gas purchase volumes coupled with higher average prices, which correlate to the higher price levels on the NYMEX. In addition, increases in both operating revenue and gas purchases include unrealized and realized gains during fiscal 2011, compared with unrealized and realized losses during fiscal 2010;

•
an increase in operating revenues of $33 million and gas purchases of $28.4 million at NJNG due primarily to bill credits and refunds during fiscal 2010, that did not recur during fiscal 2011, partially offset by a decrease in off-system sales; and

•
an increase in operating revenues of $893,000 at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011.

Operating revenues and gas purchases increased $330.5 million and $336.9 million, respectively, during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, due primarily to:

•
an increase in operating revenues of $297.1 million and gas purchases of $335.8 million at NJRES stemming from higher average sales and gas purchase volumes, partially offset by lower average prices, which correlate to the lower price levels on the NYMEX. In addition, both operating revenue and gas purchases include higher realized gains during fiscal 2011, compared with fiscal 2010, partially offset by higher unrealized losses during fiscal 2011, compared with fiscal 2010;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
an increase in operating revenues and gas purchases of $59.7 million and $34.9 million, respectively, at NJNG primarily as a result of additional bill credits and refunds during fiscal 2010, that did not recur during fiscal 2011, along with an increase in firm sales due to higher therm usage due primarily to weather being 7.5 percent colder than the prior year, partially offset by a decrease in off-system sales; and

•
an increase in operating revenues of $7.1 million at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized losses associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 495,300 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Utility Gross Margin
Operating revenues	$138,149	$105,130	$862,073	$802,358
Less:
Gas purchases	76,772	48,401	527,371	492,489
Energy and other taxes	7,826	4,738	53,604	43,955
Regulatory rider expense	6,518	6,183	47,520	41,103
Total Utility Gross Margin	47,033	45,808	233,578	224,811
Operation and maintenance expense	26,129	25,856	78,072	77,551
Depreciation and amortization	8,192	7,939	24,650	23,321
Other taxes not reflected in utility gross margin	913	899	3,056	3,141
Operating income	11,799	11,114	127,800	120,798
Other income	1,093	1,215	2,191	3,160
Interest expense, net of capitalized interest	3,630	4,139	11,454	12,545
Income tax provision	3,283	2,081	44,162	41,326
Net income	$5,979	$6,109	$74,375	$70,087

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

TEFA, which is included in energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey, as TEFA has replaced the previously used utility gross receipts and franchise tax formula. TEFA will be phased out over a three-year period commencing January 1, 2012.

Regulatory rider expenses consist of recovery of state-mandated programs, the remediation adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG's operating revenues and gas purchases increased $33 million, or 31.4 percent, and $28.4 million, or 58.6 percent, respectively, during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $37.7 million and $35.2 million, respectively, related to a combination of BGSS bill credits and refunds, inclusive of sales tax credits in the amount of $2.5 million during the three months ended June 30, 2010, that did not recur during the three months ended June 30, 2011;

•
an increase in operating revenues related to firm sales in the amount of $3.4 million as a result of higher therm usage due primarily to weather being 15.1 percent colder than the prior year, partially offset by a decrease in operating revenue of $1.9 million, as a result of lower accruals relating to the CIP;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $2.5 million and $2.4 million, respectively, as a result of an increase in the average periodic BGSS rate per therm of approximately 46.2 percent for residential, 56.6 percent for small commercial customers and 8.2 percent for large commercial customers, an increase in operating revenue of $800,000 due primarily to the increase in base rates related to AIP I, effective October 1, 2010 and an increase of $100,000 related primarily to an increase in rider rates; partially offset by

•
a decrease of $9.9 million in both operating revenues and gas purchases related to off-system sales, due primarily to a reduction of 26 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a 1.5 percent decrease in price.

NJNG's operating revenues and gas purchases increased by $59.7 million, or 7.4 percent, and by $34.9 million, or 7.1 percent, respectively, during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $110.4 million and $103.2 million, respectively, due to a combination of refunds and bill credits, inclusive of sales tax refunds of $7.2 million, during the nine months ended June 30, 2010, that did not recur during the nine months ended June 30, 2011;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $26.7 million and $10.3 million, respectively, as a result of higher therm usage due primarily to weather being 7.5 percent colder than the prior year, partially offset by a decrease in operating revenue of $7.7 million, as a result of lower CIP accruals; partially offset by

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
a decrease of $64.2 million in both operating revenues and gas purchases related to off-system sales, due primarily to a reduction of 19.5 percent in volumes as discussed above coupled with a 5.9 percent decrease in price; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $15.7 million and $14.6 million, respectively, as a result of a decrease in the average periodic BGSS rate per therm of approximately 7.5 percent for large commercial customers, partially offset by an increase in operating revenue of $4.6 million due primarily to the increase in base rates related to AIP I and an increase of $3.6 million related primarily to an increase in rider rates.

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Unaudited Condensed Consolidated Statements of Operations, totaled $7.8 million and $4.7 million during the three months ended June 30, 2011 and 2010, respectively. For the nine months ended June 30, 2011 and 2010, sales tax and TEFA totaled $53.6 million and $44 million, respectively. The increase for both periods was due primarily to an increase in operating revenue from firm sales of $45.9 million and $138.8 million for the three and nine months ended June 30, 2011, respectively.

Regulatory rider expenses are calculated on a per-therm basis and totaled $6.5 million and $6.2 million during the three months ended June 30, 2011 and 2010, respectively and totaled $47.5 million and $41.1 million during the nine months ended June 30, 2011 and 2010, respectively. During the nine months ended June 30, 2011, the increase in expense, which is offset by a corresponding increase in operating revenue, is due primarily to a 7.4 percent increase in rates and a 7.6 percent increase in usage compared with the nine months ended June 30, 2010.

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

•Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$28,725	5.0	$28,556	4.6	$152,282	39.6	$150,384	37.5
Commercial, Industrial and other	8,568	1.0	8,530	0.9	38,461	7.7	38,202	7.6
Firm Transportation	8,103	1.7	6,613	1.3	34,869	11.0	28,573	9.0
Total Utility Firm Gross Margin/Throughput	45,396	7.7	43,699	6.8	225,612	58.3	217,159	54.1
Incentive programs	1,524	23.5	2,006	16.1	7,679	79.2	7,387	60.2
Interruptible	113	2.2	103	2.0	287	4.8	265	3.8
Total Utility Gross Margin/Throughput	$47,033	33.4	$45,808	24.9	$233,578	142.3	$224,811	118.1

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility firm gross margin from residential service sales increased $169,000 and $1.9 million to $28.7 million and $152.3 million, respectively, during the three and nine months ended June 30, 2011, due primarily to an increase in base rates related to the AIP I during the three and nine months ended June 30, 2011, partially offset by a decrease in residential customers that transferred into the transportation service. Utility firm gross margin from commercial and industrial service sales remained relatively flat for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010.

Utility firm gross margin from transportation service increased $1.5 million to $8.1 million for the three months ended June 30, 2011, from $6.6 million for the three months ended June 30, 2010, and increased $6.3 million to $34.9 million for the nine months ended June 30, 2011, from $28.6 million for the nine months ended June 30, 2010. The improvement in margins during both periods in fiscal 2011 was due primarily to an increase in transportation customers largely as a result of marketing activity by third party natural gas providers in NJNG's distribution territory, in addition to customers that transferred from residential sales, as noted above. NJNG had 29,883 and 16,472 residential customers and 8,602 and 7,580 commercial customers using its transportation service at June 30, 2011 and 2010, respectively.

NJNG added 4,610 and 3,938 new customers and converted 453 and 441 existing customers to natural gas heat and other services during the nine months ended June 30, 2011 and 2010, respectively. The customer growth represents an estimated annual increase of approximately 0.5 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $2.4 million annually to utility gross margin.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Weather (1)	$3,421	$4,565	$571	$9,032
Usage	929	1,724	5,428	4,694
Total	$4,350	$6,289	$5,999	$13,726

(1)
Compared with the twenty-year average, weather was 29.4 percent and 39.8 percent warmer-than-normal during three months ended June 30, 2011 and 2010, respectively and 0.4 percent and 7.8 percent warmer-than-normal during the nine months ended June 30, 2011 and 2010, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Since the current programs expire on October 31, 2011, on April 1, 2011, NJNG filed a letter petition with the BPU for approval of a five-year extension of NJNG's BGSS incentive programs through October 31, 2016. On July 25, 2011, NJNG, the BPU and Rate Counsel executed a Stipulation to extend NJNG's margin-sharing incentive programs for four years through October 31, 2015, under the same terms of its previous agreement with respect to margin-sharing percentages. This agreement also permits NJNG to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation. BPU approval is expected before the beginning of fiscal 2012.

Utility gross margin generated by NJNG's incentive programs decreased $482,000 during the three months ended June 30, 2011, to $1.5 million compared with $2 million during the three months ended June 30, 2010, due primarily to storage incentive timing of physical injections, partially offset by an increase in capacity release volume.

Utility gross margin generated by NJNG's incentive programs increased $292,000 during the nine months ended June 30, 2011, to $7.7 million compared with $7.4 million during the nine months ended June 30, 2010, due primarily to an increase in capacity release volume, an increase in the FRM program due to increased market opportunities, partially offset by storage incentive timing of physical injections.

Interruptible Revenues

As of June 30, 2011, NJNG serves 43 customers through interruptible transportation and sales services compared with 45 customers as of June 30, 2010. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

Operation and Maintenance Expense

Operation and maintenance expense increased $273,000, or 1.1 percent, during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, due primarily to the following:

•	an increase of $300,000 due primarily to higher charitable contributions;

•
an increase in bad debt expense of $217,000 corresponding to higher customer receivable balances during the three months ended June 30, 2011, in comparison to balances during the prior fiscal year, which were lower as a result of bill credits issued to customers;

•
an increase in fringe benefits of $189,000 related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities, partially offset by a decrease in actual medical claims;

•	an increase in contractors expenses of $246,000;

•	an increase in consulting fees of $106,000; partially offset by

•	a decrease in shared corporate services costs of $323,000, due primarily to lower incentive accruals; and

•	a decrease in compensation costs of $255,000 due primarily to lower labor and incentive accruals.

Operation and maintenance expense increased $521,000, or 0.7 percent, during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, due primarily to the following:

•
an increase in fringe benefits of $1.3 million related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims;

•
an increase in bad debt expense of $1.3 million corresponding to higher customer receivable balances during the nine months ended June 30, 2011, in comparison to balances during the prior fiscal year, which were lower as a result of BGSS refund and bill credits issued to customers;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	an increase in contractors expense of $528,000; partially offset by

•	a decrease of $1 million due primarily to lower engineering costs;

•	a decrease in shared services costs of $961,000 due primarily to lower incentive accruals;

•	a decrease of $329,000 due primarily to lower legal costs; and

•	a decrease of $189,000 due primarily to lower charitable contributions.

Depreciation Expense

Depreciation expense increased $253,000 and $1.3 million, during the three and nine months ended June 30, 2011, respectively compared with the three and nine months ended June 30, 2010, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $685,000, or 6.2 percent, during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, due primarily to an increase in total utility gross margin of $1.2 million, partially offset by an increase in operation and maintenance expense of $273,000 and depreciation expense of $253,000, as previously discussed.

Operating income increased $7 million, or 5.8 percent, during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, due primarily to an increase in total utility gross margin of $8.8 million, partially offset by an increase in depreciation expense of $1.3 million and operation and maintenance expense of $521,000, as previously discussed.

Interest Expense

Interest expense decreased $509,000 and $1.1 million during the three and nine months ended June 30, 2011, respectively, compared with the three and nine months ended June 30, 2010, due primarily to the redemption of a $20 million bond on October 1, 2010.

Net Income

Net income decreased $130,000, or 2.1 percent, to $6 million during the three months ended June 30, 2011, compared with $6.1 million during the three months ended June 30, 2010, due primarily to the effective income tax rate as fiscal 2010 benefited from a non-recurring New Jersey tax rate adjustment.

Net income increased $4.3 million, or 6.1 percent, to $74.4 million during the nine months ended June 30, 2011, compared with $70.1 million during the nine months ended June 30, 2010, due primarily to an increase in operating income and lower interest expense, as discussed above. The increase was partially offset by a decrease in other income due primarily to lower interest associated with MGP recovery as a result of lower interest rates, lower capitalized cost of equity related to AFUDC as a result of increased short-term debt balances in comparison to NJNG's construction work in progress and an increase in income tax expense of $2.8 million correlating to the higher operating income, coupled with a decrease in income tax expense of $509,000 during fiscal 2010 resulting from a non-recurring New Jersey tax rate adjustment.

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

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Operating revenues	$500,413	$364,800	$1,504,262	$1,207,166
Gas purchases (including demand charges)	483,017	393,166	1,461,009	1,125,160
Gross margin	17,396	(28,366)	43,253	82,006
Operation and maintenance expense	4,055	3,268	10,535	10,246
Depreciation and amortization	15	37	46	136
Other taxes	255	50	850	950
Operating income	13,071	(31,721)	31,822	70,674
Other income	1	7	9	11
Interest expense, net	193	425	792	917
Income tax provision (benefit)	1,949	(13,316)	8,632	25,506
Net income (loss)	$10,930	$(18,823)	$22,407	$44,262

As of June 30, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	26.2 Bcf of net short futures contracts and fixed swap positions, and;

•	3.5 Bcf of net long basis swap positions.

As of June 30, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	35.0 Bcf of net short futures contracts and fixed swap positions, and;

•	31.4 Bcf of net short basis swap positions.

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Gross margin during the three months ended June 30, 2011, was higher by approximately $45.8 million compared with the three months ended June 30, 2010, due primarily to realized and unrealized gains during fiscal 2011 compared to realized and unrealized losses during fiscal 2010. During the nine months ended June 30, 2011, gross margin was lower by approximately $38.8 million compared with the nine months ended June 30, 2010, due primarily to an increase in unrealized losses during fiscal 2011 compared to fiscal 2010, partially offset by higher realized gains year-over-year.

NJRES had unrealized gains (losses) of $4.6 million and $(26.1) million during the three months ended June 30, 2011 and 2010, respectively, and unrealized losses of $(53.4) million and $(2.8) million during the nine months ended June 30, 2011 and 2010, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions will be realized.

NJRES also had realized gains (losses) of $12.3 million and $(10.2) million during the three months ended June 30, 2011 and 2010, respectively, and realized gains of $58.2 million and $26.6 million during the nine months ended June 30, 2011 and 2010, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains (losses) pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The gains incurred during the three months ended June 30, 2011, resulted from favorable settlement prices compared with the prior year. The increase in gains incurred during the nine months ended June 30, 2011, resulted from more favorable settlement prices compared with the prior year.

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

In addition, there was a decrease in realized margin associated with physical sale of natural gas during the three and nine months ended June 30, 2011, as described further in the discussion of financial margin in the Non-GAAP measures section.

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

The following table is a computation of financial margin of NJRES:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Operating revenues	$500,413	$364,800	$1,504,262	$1,207,166
Less: Gas purchases	483,017	393,166	1,461,009	1,125,160
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(4,612)	26,068	53,393	2,833
Effects of economic hedging related to natural gas inventory	(12,335)	10,245	(58,178)	(26,641)
Financial margin	$449	$7,947	$38,468	$58,198

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to the financial margin of NJRES is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Operating income (loss)	$13,071	$(31,721)	$31,822	$70,674
Add:
Operation and maintenance expense	4,055	3,268	10,535	10,246
Depreciation and amortization	15	37	46	136
Other taxes	255	50	850	950
Subtotal - Gross margin	17,396	(28,366)	43,253	82,006
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(4,612)	26,068	53,393	2,833
Effects of economic hedging related to natural gas inventory	(12,335)	10,245	(58,178)	(26,641)
Financial margin	$449	$7,947	$38,468	$58,198

A reconciliation of NJRES' net (loss) income to net financial earnings is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Net income (loss)	$10,930	$(18,823)	$22,407	$44,262
Add:
Unrealized (gain) loss on derivative instruments and related instrument, net of taxes	(2,917)	16,281	33,761	1,952
Effects of economic hedging related to natural gas inventory, net of taxes	(7,800)	5,878	(36,787)	(16,867)
Net financial earnings	$213	$3,336	$19,381	$29,347

Financial margin decreased $7.5 million to $449,000 during the three months ended June 30, 2011, and decreased $19.7 million to $38.5 million during the nine months ended June 30, 2011 due primarily to a reduction in volatility in NJRES' market area. Exploration and production of shale gas in the Northeastern regions has contributed to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets. Overall the fundamental change in the supply of shale gas and related market volatility is expected to lower NJRES' financial margin and net financial earnings contribution to between 10 and 20 percent of consolidated net financial earnings during fiscal 2011 from a larger share in fiscal 2010.

Operation and Maintenance Expense

Operation and maintenance expense increased $787,000, or 24.1 percent, during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, due primarily to higher consulting fees.

Operation and maintenance expense increased $289,000, or 2.8 percent, during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, due primarily to an increase in salaries and consulting fees offset by a decrease in shared corporate services costs and fringe benefits.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

Net financial earnings decreased $3.1 million and $10 million during the three and nine months ended June 30, 2011, respectively, compared with the three and nine months ended June 30, 2010, due primarily to lower financial margin, which has been impacted by a general reduction in volatility in NJRES' market area, as previously described, partially offset by an income tax benefit of $4.3 million related to a tax refund expected from the State of New Jersey that was recorded during the third fiscal quarter. After fees and federal income taxes, the net impact was $2.4 million. See Note 12. Income Taxes for a more detailed discussion of the refund.

Midstream Assets Segment

Operating Results

The consolidated financial results of Midstream Assets are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Equity in earnings of affiliates	$3,891	$2,538	$11,871	$10,261
Operation and maintenance expense	$127	$137	$402	$586
Interest expense, net	$578	$153	$1,751	$1,379
Net income	$1,847	$1,828	$5,705	$5,218

During the three and nine months ended June 30, 2011, equity in earnings increased $1.4 million and $1.6 million, respectively, due to higher earnings at Steckman Ridge and Iroquois compared with the three and nine months ended June 30, 2010. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC regulated tariffs. The contributions from Iroquois and Steckman Ridge are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Iroquois	$1,205	$1,257	$3,832	$3,510
Steckman Ridge	2,686	1,281	8,039	6,751
Total equity in earnings	$3,891	$2,538	$11,871	$10,261

Operation and maintenance expense had slight decreases for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010, due primarily to decreased shared corporate services costs. Interest expense increased for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010.

Net income increased $19,000 and $487,000 during the three and nine months ended June 30, 2011, respectively, compared with the three and nine months ended June 30, 2010, due primarily to the increase in equity in earnings.

Clean Energy Ventures Segment

Operating Results

During the fourth quarter of fiscal 2010, NJRCEV began entering into agreements to install, operate and maintain solar equipment on commercial property. As of June 30, 2011, certain of these projects have been placed in service and others have commenced and are expected to be completed and operational during the fourth quarter of fiscal 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The consolidated financial results of CEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Operating revenue	$328	$—	$328	$—
Operation and maintenance expense	$814	$—	$2,215	$—
Income tax (benefit)	$(898)	$—	$(7,608)	$—
Net income	$259	$—	$5,484	$—

Operating revenue generated during the three and nine months ended June 30, 2011, consists primarily of the sale of SRECs that have been generated from the solar projects that have been placed in service.

Operation and maintenance expense during the three and nine months ended June 30, 2011, consisted primarily of start-up costs including compensation, shared corporate services costs, consulting costs and other administrative expenses.

Income tax benefit during the three and nine months ended June 30, 2011, includes the actual ITC associated with solar projects that have been completed as of June 30, 2011, as well as an adjustment of $538,000 and $4.5 million, respectively, for ITC based on solar projects that NJR believes are probable of being completed and available for use by the end of the current fiscal year. The projects that NJR believes are probable of being available for use by September 30, 2011, and the related estimated ITC are evaluated at the end of each reporting period and are subject to change based on management's assessments of various contractual and logistical factors. For a more detailed discussion of risks associated with the tax adjustment, see Part II, Item 1A, Risk Factors.

Net income during the three and nine months ended June 30, 2011, includes the ITC, partially offset by operation and maintenance expense, as discussed above.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30
(Thousands)	2011	2010	2011	2010
Operating revenues	$10,951	$10,058	$26,903	$19,803
Operation and maintenance expense	$7,934	$7,862	$23,147	$22,168
Net income (loss)	$1,401	$725	$913	$(3,481)

Operating revenue increased $893,000, or 8.9 percent, during the three months ended June 30, 2011, to $11 million compared with $10.1 million during the three months ended June 30, 2010. The improvement was due primarily to an increase of $1.5 million at NJRHS due primarily to increased installations and service contracts, offset by unrealized gains associated with financial derivatives at NJR Energy of $695,000 during fiscal 2010 that did not recur during the three months ended June 30, 2011.

Operating revenue increased $7.1 million, or 35.9 percent, during the nine months ended June 30, 2011, to $26.9 million compared with $19.8 million during the nine months ended June 30, 2010. The improvement was due primarily to an increase of $3.9 million at NJRHS due primarily to increased installations and service contracts, in addition to unrealized (losses) of $(3.1) million at NJR Energy during fiscal 2010 that did not recur during the nine months ended June 30, 2011.

Operation and maintenance expense remained relatively flat during the three months ended June 30, 2011 and 2010. Operation and maintenance expense increased $979,000 during the nine months ended June 30, 2011, as compared with the same periods in fiscal 2010, due primarily to NJRHS' increased compensation cost and advertising expense, partially offset by decreased shared corporate services costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income during the three and nine months ended June 30, 2011, increased $676,000 and $4.4 million, respectively, compared with the three and nine months ended June 30, 2010, due primarily to increased operating revenue, as discussed above and the ITC generated by the residential solar pilot program, partially offset by increased operation and maintenance expense, as discussed above, as well as an increase in depreciation expense. Retail and other solar projects generated $243,000 and $569,000 of net income during the three and nine months ended June 30, 2011, respectively.

Non-GAAP measures

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments. NJR Energy's financial derivative expired during fiscal 2010.

A reconciliation of Net loss to Net financial loss, a non-GAAP measure, of Retail and other operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Net income (loss)	$1,401	$725	$913	$(3,481)
Add:
Unrealized (gain) loss on derivative instruments, net of taxes	—	(411)	—	1,840
Net financial earnings (loss)	$1,401	$314	$913	$(1,641)

Net financial earnings increased $1.1 million and $2.6 million during the three and nine months ended June 30, 2011, respectively, compared with the three and nine months ended June 30, 2010, due primarily to an increase in operating revenue and ITC generated from solar projects associated with the residential pilot program, decreased income taxes as a result of a tax charge that occurred during the nine months ended June 30, 2010, in the amount of approximately $591,000 related to a change in the deductibility of federal subsidies associated with Medicare Part D, partially offset by an increase in operations and maintenance expense and depreciation, as discussed above.

Liquidity and Capital Resources

NJR's objective is to maintain a consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	June 30, 2011	September 30, 2010
Common stock equity	58%	55%
Long-term debt	31	32
Short-term debt	11	13
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On January 27, 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of June 30, 2011, the Company repurchased a total of 7.3 million of those shares and may repurchase an additional 1.5 million shares under the approved program.

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

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks, proceeds from the Company's DRP and may also include the issuance of long-term debt depending on timing of capital investments.

NJR believes that as of June 30, 2011, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR currently has $50 million of 6.05 percent debt, issued through the private placement market, maturing in September 2017.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds. As of June 30, 2011, NJNG had $172.8 million in various secured fixed-rate debt remaining, with maturities ranging from 2018 to 2040, and $60 million of 4.77 percent unsecured senior notes, maturing in March 2014.

In addition, NJNG is obligated with respect to loan agreements securing six series of variable rate bonds totaling $97 million of variable-rate debt backed by securities issued by the New Jersey Economic Development Authority (EDA). The EDA bonds are commonly referred to as auction-rate securities (ARS) and have an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction is held for the purposes of determining the interest rate of the securities. The interest rate associated with NJNG's variable-rate debt are based on the rates of the related EDA ARS. As of June 30, 2011, all of the auctions surrounding the EDA ARS have failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions does not signify or constitute a default on NJNG, the EDA ARS does impact NJNG's borrowing costs of the variable-rate debt. At June 30, 2011, the thirty-day LIBOR rate was 0.19 percent. NJNG had a weighted average interest rate of 0.33 percent at both June 30, 2011 and September 30, 2010. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in the thirty-day LIBOR average interest rate would have caused a change in interest expense for these variable rate bonds of approximately $1.3 million during the nine months ended June 30, 2011.

There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. NJNG is currently planning a refinancing of the EDA ARS, replacing them with variable rate demand bonds to be issued by the EDA which, subject to closing and market conditions, is expected to be completed by the end of fiscal 2011. NJNG cannot assure that the alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of June 30, 2011, NJR and NJNG had credit facilities totaling $325 million and $200 million, respectively, as described below, with $187 million and $200 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
($ in thousands)	June 30, 2011
NJR
Notes payable to banks:
Balance at end of period	$138,000	$138,000
Weighted average interest rate at end of period	0.52%	0.52%
Average balance for the period	$146,736	$192,101
Weighted average interest rate for average balance	0.53%	0.56%
Month end maximum for the period	$153,100	$284,125

NJNG
Commercial paper:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$25,233
Weighted average interest rate for average balance	—%	0.14%
Month end maximum for the period	$—	$71,000

NJR has a $325 million, revolving unsecured credit facility expiring December 2012 (NJR Credit Facility), which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR's non-regulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. During the nine months ended June 30, 2011, NJR's average interest rate was 0.56 percent, resulting in interest expense of $817,900. Based on average borrowings under the facility of $192.1 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.5 million during the nine months ended June 30, 2011.

On March 18, 2011, NJR, as borrower, and certain of the Company's unregulated subsidiaries, as guarantors, entered into an amendment to the NJR Credit Facility, to allow the Company increased flexibility to issue senior indebtedness. The amendment allows the Company to issue additional indebtedness in respect of senior notes so long as such additional indebtedness (a)(i) is unsecured, (ii) is on terms not materially more restrictive than the Company's $50 million Note Purchase Agreement dated as of September 24, 2007, unless the Company irrevocably offers to enter into an amendment to the NJR Credit Facility to add such terms to the NJR Credit Facility, (iii) has a maturity date no earlier than 180 days after the expiration date of the NJR Credit Facility and (iv) has an interest rate not materially in excess of prevailing rates at such time for like transactions with a borrower of comparable credit rating to the Company, and (b) when taken together with certain other indebtedness permitted under the NJR Credit Facility shall not exceed 65 percent of the sum of the Company's consolidated total indebtedness plus its consolidated shareholders' equity, as those terms are defined in the NJR Credit Facility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On May 12, 2011, NJR entered into an uncommitted $100 million private placement shelf note agreement, which will, subject to the terms and conditions set forth therein, allow NJR to issue senior notes from time to time during a two-year period ending May 10, 2013. On June 30, 2011, NJR entered into an uncommitted $75 million private placement shelf note agreement which will, subject to the terms and conditions set forth therein, allow NJR to issue senior notes from time to time during a three-year period expiring June 30, 2014. The terms and conditions of the notes issued under each of the shelf note agreements (collectively, the Facilities), including interest rates and maturity dates, will be agreed upon at the time of each note issuance. Notes issued under the Facilities will be guaranteed by certain unregulated subsidiaries of the Company and will be unsecured, subject to the right of the noteholders to receive certain equal and ratable collateral under the limited circumstances specified in the Facilities The proceeds of any issuance under the Facilities will be used for general corporate purposes, including working capital and capital expenditures.

The Facilities each contain customary representations and warranties for transactions of this type. The Facilities also each contain customary events of default and certain covenants which will limit NJR's ability beyond agreed upon thresholds, to, among other things: (i) incur additional debt (including a covenant which limits the amount of consolidated total debt of NJR at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of NJR, as those terms are defined in each Facility and a covenant limiting priority debt to 20 percent of NJR's consolidated total capitalization, as those terms are defined in each Facility); (ii) incur liens; (iii) make dispositions of assets; (iv) enter into transactions with affiliates; and (v) merge, consolidate, transfer, sell or lease all or substantially all of the NJR's assets. These covenants are subject to a number of important exceptions and qualifications set forth in the Facilities. As of June 30, 2011, NJR had no borrowings outstanding under these agreements.

As of June 30, 2011, NJR has five letters of credit outstanding totaling $8.4 million. Three which total $7.1 million are on behalf of NJRES, one for $675,000 is on behalf of CR&R and one for $711,000 is on behalf of NJRCEV. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Two of NJRES' letters of credit are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. The other NJRES letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2011. CR&R's letter of credit is in place to support development activities and expiries on December 3, 2011. NJRCEV's letter of credit is in place to secure construction of a ground-mounted solar project and expires on June 22, 2012.

NJNG has a $200 million unsecured committed credit facility expiring December 2012, which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $10 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Euro-Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time and a minimum interest coverage ratio, as defined in the credit facility, of not less than 2.50 to 1.00. During the nine months ended June 30, 2011, NJNG's average interest rate was 0.14 percent, resulting in interest expense of $50,300. Based on average borrowings under the facility of $25.2 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $193,000 during the nine months ended June 30, 2011.

Neither NJNG nor its assets are obligated or pledged to support the NJR facility.

Sale-Leaseback

NJNG received approximately $5.9 million and $4.9 million in December 2010 and 2009, respectively, related to the sale-leaseback of a portion of its gas meters.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of June 30, 2011:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$510,804	$15,488	$90,977	$24,537	$379,802
Capital lease obligations (1)	77,316	13,728	19,265	17,620	26,703
Operating leases (1)	6,775	2,062	2,559	820	1,334
Short-term debt	138,000	138,000	—	—	—
New Jersey Clean Energy Program (1)	21,448	14,725	6,723	—	—
Construction obligations	125,892	60,292	65,600	—	—
Accelerated Infrastructure Programs (AIP I, AIP II)	60,501	46,451	14,050	—	—
Remediation expenditures (2)	201,600	23,600	53,900	14,000	110,100
Natural gas supply purchase obligations-NJNG	47,737	47,737	—	—	—
Demand fee commitments-NJNG	658,172	105,443	208,279	103,592	240,858
Natural gas supply purchase obligations-NJRES	685,925	556,729	129,196	—	—
Demand fee commitments-NJRES	203,768	83,121	68,688	27,478	24,481
Total contractual cash obligations	$2,737,938	$1,107,376	$659,237	$188,047	$783,278

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $4.9 million to the pension plans in October 2010. It is anticipated that the annual funding level to the OPEB plans will range from $5.5 million to $6.6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of June 30, 2011, there were NJR guarantees covering approximately $408.4 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.

As of June 30, 2011, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $16 million. Should there be additional construction at the facility to improve performance, NJR would be obligated to fund up to an additional $5.7 million for a total of $132.5 million.

Included in the investment in Steckman Ridge are loans including accrued interest through April 2009 in the amount of $70.4 million as of June 30, 2011. NJR, as part of its funding commitment is committed to fund up to a total of $82.5 million in loans. The principal balance of the loans are due December 31, 2017, and can be prepaid at the option of Steckman Ridge. The principal amount of the loans accrue interest at a rate of LIBOR plus 0.95 percent, which resets quarterly.

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $70 and $80 million incurred through September 30, 2011, of which $77.6 million has been either committed or spent. Capital expenditures in fiscal 2012 are expected to be $65.6 million. The capital expenditures related to these energy projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total capital expenditures are estimated at $108.2 million and $116.1 million in fiscal 2011 and 2012, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2011 include an estimated $26 million related to AIP I construction costs and $11 million related to AIP II. As of June 30, 2011, NJNG has incurred $24.9 million related to the AIP I program and $789,000 related to AIP II during fiscal 2011 and effective October 1, 2010, increased base rate revenue to recover the costs by approximately $4.2 million, based on expenditures incurred through August 31, 2010.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow from operating activities totaled $227.2 million during the nine months ended June 30, 2011, compared with $155.9 million during the nine months ended June 30, 2010. NJR employs the indirect method when preparing its Consolidated Statement of Cash Flows. Net income is adjusted for any non-cash items, such as depreciation, accruals and certain amortization amounts that impact earnings during the period. In addition, operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•	seasonality of NJR's business;

•	fluctuations in wholesale natural gas prices;

•	timing of storage injections and withdrawals;

•	management of the deferral and recovery of gas costs;

•	changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•	timing of the collections of receivables and payments of current liabilities.

Net income decreased $7.1 million during during the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, due primarily to an increase of $29.9 million in unrealized losses, net of tax, associated with changes in the values of financial derivative instruments as well as realized losses, net of tax, of $36.8 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $16.9 million during the nine months ended June 30, 2010.

Changes in working capital, which are driven primarily by changes in volumes of natural gas purchased and sold as well as movements in commodity prices, were the major contributors to the $71.3 million increase in cash generated from operating activities. During the nine months ended June 30, 2011, the increase in cash as compared with the nine months ended June 30, 2010, resulted primarily from the following:

•
an increase in NJNG's gas costs recovered of approximately $113.9 million during the nine months ended June 30, 2011, which reflects higher volumes of gas sold during the current fiscal year, in addition to cash refunds and bill credits that NJNG issued to customers during the nine months ended June 30, 2010, that did not recur during fiscal 2011.

•	an increase of $69 million related to lower volumes of gas in storage at NJRES and NJNG during the current fiscal year, which was offset slightly by a higher average cost; offset by

•	an increase in margin deposits of $55.9 million due primarily to higher unrealized losses at NJRES;

•
a decrease of $81.3 million in gas purchases payables when compared with the nine months ended June 30, 2010, due primarily to lower volumes of gas purchased at NJNG and NJRES offset slightly by an increase in the cost of gas purchases during the current fiscal year.

NJNG's MGP expenditures are currently expected to total $19.1 million in fiscal 2011. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Investing Activities

Cash flow used in investing activities totaled $97.9 million during the nine months ended June 30, 2011, compared with $60.7 million during the nine months ended June 30, 2010. The increase was due primarily to higher utility plant expenditures at NJNG and solar equipment expenditures at CEV, offset by a decrease in investments in Steckman Ridge.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG's capital expenditures are expected to increase in fiscal 2011 to $108.2 million when compared with the capital spending of $94.6 million in fiscal 2010. The expected expenditures for fiscal 2011 include an estimate of $26 million related to AIP I construction costs and $11 million related to AIP II. As of June 30, 2011, NJNG has incurred $24.9 million related to the AIP I program and $789,000 related to AIP II during fiscal 2011. NJNG expects capital expenditures of $116.1 million in fiscal 2012.

As of June 30, 2011, NJR had invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and has received cash distributions of $16 million. Total project costs related to the development of the storage facility were previously estimated at approximately $265 million, of which NJR is obligated to fund 50 percent or approximately $132.5 million. Should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

Retail and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. At June 30, 2011, CR&R owned eighty-three acres of undeveloped land and a 56,400-square-foot building on five acres of land.

NJR, through NJRCEV and NJRHS, has entered into various agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2011, capital expenditures totaled $19.5 million. NJR currently estimates capital expenditures of between $70 and $80 million in fiscal 2011, of which $77.6 million has been either committed or spent. Capital expenditures in fiscal 2012 are expected to be $65.6 million.

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

Cash flow used in financing activities totaled $(69.5) million during the nine months ended June 30, 2011, compared with $(39.8) million during the nine months ended June 30, 2010, due primarily to a decrease in proceeds from short-term borrowings at NJR and the redemption of NJNG's $20 million Series CC First Mortgage Bonds, partially offset by a decrease in treasury shares repurchased during the nine months ended June 30, 2011.

NJNG provides funding for certain of its infrastructure projects through tax exempt, variable-rate debt, which has been issued to back six series of ARS through the EDA, and are based on the borrowing costs of the ARS. During periods of reduced liquidity for ARS, NJNG's rate on its variable rate debt could default to a maximum rate of the lesser of (i) 175 percent of the thirty-day LIBOR or (ii) 10 to 12 percent, as applicable to a particular series of ARS. Although the average weighted interest rate associated with the ARS was 0.33 percent as of June 30, 2011, NJNG continues to review alternatives that would eliminate or mitigate the inherent interest rate risk associated with its variable rate debt.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2010 to June 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2011
NJNG	$(16,497)	$(7,422)	$(16,237)	$(7,682)
NJRES	57,538	(12,356)	39,722	5,460
Total	$41,041	$(19,778)	$23,485	$(2,222)

There were no changes in methods of valuations during the year ended June 30, 2011.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at June 30, 2011, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013 - 2015	After 2015	Total Fair Value
Price based on NYMEX	$(8,761)	$(3,151)	$—	$—	$(11,912)
Price based on other external data	5,944	4,639	(825)	(68)	9,690
Total	$(2,817)	$1,488	$(825)	$(68)	$(2,222)

The following is a summary of financial derivatives by type as of June 30, 2011:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	(2.5)	4.05 / 5.69	$(11,274)
	Swaps	10.7	4.05 / 6.15	3,592
NJRES	Futures	(13.6)	4.05 / 6.72	(637)
	Swaps	(16.1)	3.50 / 7.19	6,097
Total				$(2,222)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2010 to June 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2011
NJRES - Prices based on other external data	$17,990	15,087	16,112	$16,965

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2010 to June 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2011
NJRES	$25	255	91	$189

There were no changes in methods of valuations during the year ended June 30, 2011.

The following is a summary of fair market value of financial derivatives related to natural gas purchases and sales at June 30, 2011, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2011	2012	2013 - 2015	After 2015	Total Fair Value
Prices based on other external data	$28	103	58	—	$189

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $12.4 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(1.8) million reported fair value.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Derivative Fair Value Sensitivity Analysis
(Thousands)	HENRY HUB FUTURES and FIXED PRICE SWAPS
% increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,183)	$(12,366)	$(18,549)	$(24,732)
Ending derivative fair value	$(1,796)	$(7,979)	$(14,162)	$(20,345)	$(26,528)

% decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,183	$12,366	$18,549	$24,732
Ending derivative fair value	$(1,796)	$4,387	$10,570	$16,753	$22,936

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2011. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any wholesale outstanding receivable for the value of natural gas delivered for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of June 30, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$151,296	$101,779
Noninvestment grade	10,452	3,518
Internally rated investment grade	46,668	18,086
Internally rated noninvestment grade	11,188	2,337
Total	$219,604	$125,720

NJNG's counterparty credit exposure as of June 30, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$13,302	$10,703
Noninvestment grade	115	—
Internally rated investment grade	1,104	504
Internally rated noninvestment grade	139	2
Total	$14,660	$11,209

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Risk

As of June 30, 2011, NJNG is obligated with respect to loan agreements securing six series of auction-rate bonds totaling $97 million of variable-rate debt backed by securities issued by the EDA. The EDA bonds are ARS and have an interest rate reset every seven or thirty-five days, depending upon the applicable series, when an auction is held for the purposes of determining the interest rate pricing of the securities. The interest rate associated with the NJNG variable-rate debt is based on the rates the EDA receives from its ARS. As of June 30, 2011, all of the auctions surrounding the EDA ARS have failed, resulting in the securities bearing interest at their maximum rates, as defined in the ARS, as the lesser of (i) 175 percent of thirty-day LIBOR or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions has no default impact on NJNG's variable-rate debt, it does impact its borrowing costs of the variable-rate debt. At June 30, 2011, the thirty-day LIBOR rate was 0.19 percent. As such, NJNG currently has a weighted average interest rate of 0.33 percent as of June 30, 2011. There can be no assurance that the EDA ARS will have enough market liquidity to avoid failed auctions in the future, which could potentially have an adverse impact on NJNG's borrowing costs if LIBOR rates increase. LIBOR rates are set by market forces and as a result subject to unforeseen changes. A 100 basis point change in the thirty-day LIBOR average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $1.3 million during the nine months ended June 30, 2011. NJNG is currently planning a refinancing of the EDA ARS, replacing them with variable rate demand bonds to be issued by the EDA which, subject to closing and market conditions, is expected to be completed by the end of fiscal 2011. NJNG cannot assure that the alternative sources of financing can be implemented in a timely manner to completely mitigate sudden increases in NJNG's borrowing costs.

At June 30, 2011, the Company (excluding NJNG) had no variable-rate long-term debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2010, and is set forth in Part I, Item 1, Note 13. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2011, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended June 30, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/11 - 04/30/11	—	—	—	1,511,970
05/01/11 - 05/31/11	—	—	—	1,511,970
06/01/11 - 06/30/11	—	—	—	1,511,970
Total	—	—	—	1,511,970

ITEM 4. (REMOVED AND RESERVED)

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

4.4a
Amendment dated March 18, 2011, to Credit Agreement dated as of December 13, 2007, by and among New Jersey Resources Corporation, the guarantors thereto, PNC Bank, NA as Administrative Agent, the banks party thereto.+

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act*

101	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 4, 2011
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer