Form 10-K
period 2011-09-30
NEW JERSEY RESOURCES CORP
filed 2011-11-23
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
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
Yes: ☒            No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $1,753,066,818 based on the closing price of $42.95 per share on March 31, 2011, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 21, 2011 was 41,446.786.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 25, 2012, to be filed on or about December 16, 2011, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.-Business, under the captions “BUSINESS SEGMENTS -Natural Gas Distribution-General;-Seasonality of Gas Revenues;-Gas Supply;-Regulation and Rates;-Competition;” “-Energy Services;” "-Clean Energy Ventures;" “-Midstream Assets;” “-Retail and Other;” “ENVIRONMENT,” and Item 3.-“Legal Proceedings,” and in Part II including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe” or “continue” or comparable terminology and are made based upon management's expectations and beliefs concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and Solar Renewable Energy Certificates (SRECs), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2012 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors, as well as the following:

•	weather and economic conditions;

•	demographic changes in the New Jersey Natural Gas (NJNG) service territory and their effect on NJNG's customer growth;

•
volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's incentive programs, NJR Energy Services' (NJRES) operations and on the Company's risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•	the impact of volatility in the credit markets;

•	the ability to comply with debt covenants;

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of downturns in the financial markets, a lower discount rate, and impacts associated with the Patient Protection and Affordable Care Act;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•
commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, liquidity in the wholesale energy trading market and the Company's ability to recover all of NJRES' funds in the MF Global liquidation proceedings;

•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;

•	risks associated with the management of the Company's joint ventures and partnerships;

•
risks associated with our investments in solar energy projects, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects and NJR's eligibility for ITCs, the future market for SRECs and operational risks related to projects in service;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties; and

•	the impact of natural disasters, terrorist activities, and other extreme events.

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

New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 495,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company's Natural Gas Distribution segment.

NJR Energy Services (NJRES) maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. NJRES also provides wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company's Energy Services segment.

Effective October 1, 2010, NJR established Clean Energy Ventures as a new segment to report the results of operations and assets related to the Company's capital investments in renewable energy projects primarily consisting of residential and commercial rooftop and ground mount solar projects. NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment.

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility. Iroquois and Steckman Ridge comprise the Midstream Assets segment.

NJR also has retail and other operations (Retail and Other), which includes the following companies:

•	NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

▪
NJR Home Services (NJRHS), a company that provides heating, ventilation and cooling (HVAC) service repair and contract services to approximately 138,200 customers, as well as solar installation projects.

▪	Commercial Realty & Resources (CR&R), a company that holds and develops commercial real estate.

•	NJR Plumbing Services (NJRPS), a company that provides plumbing repair and installation services.

•	NJR Energy Investments (NJREI), an unregulated affiliate that consolidates the Company's unregulated energy-related investments. NJREI includes the following wholly owned subsidiaries:

▪	NJR Investment, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

▪	NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures.

•
NJR Service an unregulated company that provides shared administrative services, including corporate communications, financial and planning, internal audit, legal, human resources and information technology for NJR and all subsidiaries.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Energy Services, Clean Energy Ventures and Midstream Assets.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Clean Energy Ventures segment consists of capital investments in renewable energy projects. Lastly, the Midstream Asset segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities. Financial information related to these business segments for the years ended September 30, 2011, 2010 and 2009 are set forth in Note 14. Business Segment and Other Operations Data.

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 495,000 customers. Its service territory encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.4 million people.

NJNG's service territory is in New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris, Middlesex and Sussex counties. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 6,783 and 6,189 new customers and added natural gas heat and other services to another 641 and 667 existing customers in fiscal 2011 and 2010, respectively. NJNG's new customer annual growth rate of approximately 1.4 percent is expected to continue with projected additions in the range of approximately 12,000 to 14,000 new customers over the next two years. This anticipated customer growth represents approximately $3.4 million in new annual utility gross margin, a non- Generally Accepted Accounting Principles (GAAP ) financial measure, as calculated under NJNG's Conservation Incentive Program (CIP) tariff.

In assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG's service area are surveyed to determine their development plans for future time periods. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. The Company estimates that, during fiscal 2012, approximately 50 percent of NJNG's projected customer growth will consist of conversions.

The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with its manufactured gas plant (MGP) sites.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Operating Revenues/Throughput

For the fiscal year ended September 30, 2011, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf) (1)
Residential	$579,038	59%	42.3	24%
Commercial and other	116,043	12	8.3	4
Firm transportation	57,126	6	12.2	7
Total residential and commercial	752,207	77%	62.8	35%
Interruptible	7,029	1	8.3	5
Total system	759,236	78%	71.1	40%
Incentive programs	212,488	22	107.0	60
Total	$971,724	100%	178.1	100%
(1)    Billion cubic feet.

In fiscal 2011, no single customer represented more than 10 percent of total NJNG operating revenue.

Seasonality of Gas Revenues

As a result of the heat-sensitive nature of NJNG's residential customer base, therm sales are significantly affected by weather conditions. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. Weather conditions directly influence the volume of natural gas delivered to customers. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day's average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

The CIP, a mechanism authorized by the BPU, stabilizes fluctuations in NJNG's utility gross margin, as a result of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. The CIP was initially authorized in October 2006 as a three-year pilot program, however, due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs, in fiscal 2010 NJNG requested and received approval from the BPU to extend the CIP through September 30, 2013.

For additional information regarding the CIP, see Item 7. Management's Discussion and Analysis-Natural Gas Distribution Operations and Note 3. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG's gas supply portfolio consists of long-term (over seven months), winter-term (November through March) and short-term (seven months or less) contracts. In fiscal 2011, NJNG purchased gas from approximately one hundred suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from two suppliers, Southwestern Energy Services Company and EQT Energy, LLC. NJNG believes the loss of any one or both of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at eight citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The pipeline companies that provide firm transportation service to NJNG's city gate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Algonquin Gas Transmission	12,000	2013
Texas Eastern Transmission, L.P.	300,948	Various dates between 2014 and 2023
Tennessee Gas Pipeline Co.	25,166	Various dates between 2013 and 2015
Transcontinental Gas Pipe Line Corp.	3,931	2014
Columbia Gulf Transmission Corp.	20,000	2024
Total	362,045

The pipeline companies that provide firm contract transportation service for NJNG and supply the above pipelines are ANR Pipeline Company, Iroquois Gas Transmission L.P., Tennessee Gas Pipeline Company, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG's city gate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	2014
Transcontinental Gas Pipe Line Corp.	8,384	2014
Total	102,941

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily
	deliverability (dths)	Expiration
ANR Pipeline Company	39,931	2013
Dominion Transmission Corporation	103,714	Various dates between 2014 and 2017
Steckman Ridge, L.P.	38,000	2020
Central New York Oil & Gas (Stagecoach)	25,337	2015
Total	206,982

NJNG utilizes its transportation contracts to transport gas from the ANR, Dominion, Steckman Ridge and Stagecoach storage fields to NJNG's citygates.

NJRES Citygate Supplies

NJNG has several citygate supply agreements with NJRES. NJNG can call upon a supply of up to 28,600 dths/day delivered to NJNG's Transco citygate and a supply of up to 20,000 dths/day delivered to NJNG's Texas Eastern citygate. NJNG and NJRES have an agreement where NJNG released its Stagecoach storage capacity of 1.6 million dths to NJRES for the period from January 1, 2010 to March 31, 2013. NJRES will manage the storage and provide delivery to NJNG at NJNG's request as needed. NJNG and NJRES also have an agreement where NJNG released 159,790 dths/day of its Texas Eastern Transmission capacity to NJRES for the period from November 1, 2010 to October 31, 2014. NJNG can call upon a supply of up to 159,790 dths/day delivered to NJNG's Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Peaking Supply

To manage its winter peak day demand NJNG maintains two liquefied natural gas (LNG) facilities with a combined deliverability of approximately 170,000 dths/day, which represents approximately 20 percent of its estimated peak day sendout. See Item 2. Properties-NJNG for additional information regarding the LNG storage facilities.

Basic Gas Supply Service (BGSS)

Wholesale natural gas prices are, by their nature, volatile. NJNG has mitigated the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented upon five days notice to the BPU.

NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. During fiscal 2010, NJNG provided refunds and bill credits of approximately $110.4 million to NJNG's residential and small commercial customers due to a decline in the wholesale price of natural gas. Commodity prices have since stabilized, therefore, there were no refunds or rate adjustments during fiscal 2011.

Concurrent with the annual BGSS filing, NJNG also files for an annual review of its CIP. The CIP was initially approved as a three-year program through September 2009. During fiscal 2010 the BPU approved an extension of the program through September 30, 2013. In June 2010, the BPU issued their final order approving NJNG's BGSS rate reduction of 17.2 percent for the average residential heating customer for fiscal 2010 and NJNG's recovery of $6.9 million of CIP rates representing amounts accrued and estimated through September 2009.

In June 2010, NJNG requested certain changes to its BGSS, including a 3.5 percent decrease for the average residential heating customer related to the BGSS rate effective September 16, 2010. This offset NJNG's request for an increase in the CIP recovery rate, effective October 1, 2010, allowing for a total annual recovery of $12.1 million representing CIP amounts accrued and estimated through September 30, 2010. The BPU approved this filing in April 2011.

In June 2011, NJNG proposed to reduce BGSS rates 9.1 percent for the average residential heating customer as a result of cost control and natural gas purchasing strategies, as well as lower natural gas prices. In addition, NJNG requested approval to modify its CIP recovery rates resulting in a decrease to the total annual recovery of $3 million. The proposed CIP rates result in a 0.8 percent decrease to residential heat customers and a minor increase to all other customers. In September 2011, the BPU approved the changes on a provisional basis, effective October 1, 2011.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas is used in favor of alternate fuels in over 95 percent of new construction due to its efficiency and reliability. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. In the absence of any third-party supplier, BGSS must be provided by the state's natural gas utilities. On September 30, 2011, NJNG had 31,830 residential and 8,693 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

Energy Services

NJRES provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for our customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the market areas in which NJRES has expertise and include states from the Gulf Coast and Mid-Continent regions to the Appalachian and Northeast regions, the West Coast and Canada.

While focusing on maintaining a low-risk operating and counterparty credit profile, NJRES activities specifically consist of the following elements:

•
Identifying and benefiting from variations in pricing of natural gas transportation and storage assets due to location or timing differences of natural gas prices to generate financial margin (as defined below);

•	Providing natural gas portfolio management services to nonaffiliated utilities, electric generation facilities and natural gas producers;

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs to minimize the total cost required to provide and deliver natural gas to NJRES' customers. These transactions identify the lowest cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio; and

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

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties, and formal contract and credit review approval processes. NJRES continuously monitors and seeks to reduce the risk associated with its credit exposures with its various counterparties. The Risk Management Committee (RMC) of NJR oversees compliance with these established guidelines.

Clean Energy Ventures

NJRCEV is an unregulated company that invests, owns and operates renewable energy projects located in the State of New Jersey.

During fiscal 2011, NJRCEV constructed and began operation of approximately 9.8 MW (megawatts) of residential and commercial rooftop and ground mount solar systems. These systems are registered with the BPU's Office of Clean Energy and are qualified to produce solar renewable energy certificates (SREC). An SREC represents the renewable attributes associated with one MWh (megawatt hour) of solar energy generated. NJRCEV sells the SRECs, at market-based rates, to electric Load Serving Entities (LSE) that are required to comply with minimum state renewable energy generation standards. Solar projects are also eligible for federal investment tax credits (ITC) in the year that they are placed into service.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJRCEV is subject to various risks including those associated with adverse federal and state legislation, construction delays that can impact the timing or eligibility of tax incentives, etc., technological changes, and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

Effective October 1, 2010, NJR established Clean Energy Ventures as a new reportable segment. During fiscal 2010, the results of operations, assets and other financial information for Clean Energy Ventures were reported as components of Retail and Other operations. As required, prior year information for both Clean Energy Ventures and Retail and Other operations has been restated throughout this report to be consistent with current year presentation.

Midstream Assets

Midstream Assets include investments in natural gas transportation and storage assets and is comprised of the following subsidiaries:

•
NJREH invests in energy-related ventures through two subsidiaries, NJNR Pipeline, which consists of its 5.53 percent equity investment in Iroquois, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York and;

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a 17.7 Bcf natural gas storage facility in western Pennsylvania.

OTHER BUSINESS OPERATIONS

Retail and Other

Retail and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides HVAC service, sales and installation of appliances to approximately 138,200 customers , as well as installation of solar equipment;

•	CR&R, which holds and develops commercial real estate.

As of September 30, 2011, CR&R's real estate portfolio consisted of 27 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.3 million;

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

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. In September 2011, NJNG updated an environmental review of the MGP sites, including a review of potential liability related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $161.5 million to $278.5 million.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2011, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $182.9 million on the Consolidated Balance Sheets, which represents the best estimate; however, actual costs may differ from these estimates. NJNG will continue to seek recovery of these costs through its remediation rider.

EMPLOYEE RELATIONS

As of September 30, 2011, the Company and its subsidiaries employed 891 employees compared with 887 employees as of September 30, 2010. Of the total number of employees, NJNG had 402 and 406 and NJRHS had 98 and 96 union employees as of September 30, 2011 and 2010, respectively. NJNG and NJRHS have collective bargaining agreements with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2011 and April 2012, respectively. The labor agreements cover wage increases and other benefits during the term of the agreements. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2012 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 16, 2011, and we will make it available on our website as soon as reasonably possible. Please refer to the Proxy Statement when it is available.

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

External events could also increase the cost of borrowing or adversely affect the ability to access the financial markets. Such external events could include the following:

•	economic weakness in the United States or in the regions where NJR operates;

•	financial difficulties of unrelated energy companies;

•	capital market conditions generally;

•	market prices for natural gas;

•	the overall health of the natural gas utility industry; and

•	fluctuations in interest rates, particularly with respect to our variable rate debt instruments

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

NJRES and NJNG execute derivative transactions with financial institutions as a part of their economic hedging strategy and could incur losses associated with the inability of a financial counterparty to meet or perform under its obligations as a result of adverse conditions in the credit markets or their ability to access capital or post collateral.

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

NJR and NJNG's long-term debt obligations contain financial covenants related to debt-to-capital ratios and an interest coverage ratio for NJNG. These debt obligations also contain provisions that put certain limitations on NJR's ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens, or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring NJR or NJNG to make timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. NJNG has relied, and continues to rely, upon short-term bank borrowings or commercial paper supported by its revolving credit facility to finance the execution of a portion of its operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of outstanding debt obligations of NJR or NJNG and their inability to borrow under their existing revolving credit facilities would cause a material adverse change in NJR's or NJNG's financial condition.

NJRES' and NJRCEV's ability to conduct their businesses is dependent upon the creditworthiness of NJR.

If NJR suffers a reduction in its credit and borrowing capacity or in its ability to issue parental guarantees, the business prospects of NJRES and NJRCEV, which rely on the creditworthiness of NJR, would be adversely affected. NJRES would possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. In addition, NJRCEV would be required to seek alternative financing for its projects. NJRCEV may be unable to obtain such financing or able to do so only on less favorable terms.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values, interest rates and changing demographics and may have a material adverse effect on NJR's financial results.

NJR has two defined benefit pension plans and two postemployment health care plans (OPEB) for the benefit of eligible full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount rates and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years, impacts from healthcare legislation and increases in health care costs.

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

Although NJR uses derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks, the timing of the recognition of gains or losses on these economic hedges in accordance with GAAP used in the United States of America does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

A change in our effective tax rate as a result of a failure to qualify for ITCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects may have a material impact on our earnings.

GAAP requires NJR to apply an effective tax rate to interim periods that is consistent with our estimated annual effective tax rate. As a result, quarterly, NJR projects the annual effective tax rate and then adjusts the tax expense recorded in that quarter to reflect the projected annual effective tax rate. The amount of the quarterly adjustment is based on information and assumptions, which are subject to change and which may have a material impact on quarterly and annual net financial earnings. Factors we consider in estimating the probability of projects being completed during the fiscal year include, but are not limited to, board of directors approval, execution of various contracts, including power purchase agreements, construction logistics, permitting and interconnection completion. If NJR fails to qualify for ITCs or is delayed in qualifying for some ITCs during the fiscal year due to delays or failures to complete planned solar energy projects as scheduled, our quarterly and annual net income and net financial earnings may be materially impacted.

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

While NJNG expects to provide for the demand of its customers for the foreseeable future, factors impacting suppliers and other third parties, including increased competition, further deregulation, transportation costs, possible climate change legislation, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. NJNG actively hedges against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform and regulators not allow the pass-through of funds to customers, it may result in a loss that could have a material impact on NJR's financial position, cash flows and statement of operations.

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

NJRES uses derivatives, including futures, forwards, options and swaps and foreign exchange contracts, to manage commodity, financial market and foreign currency risks. NJRES could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Weather conditions and other natural phenomena can have an adverse impact on earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG's distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While NJR believes the CIP mitigates the impact of weather variations on its gross margin, severe weather conditions may still have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect NJR's earnings. The CIP does not mitigate the impact of unusual weather conditions on the Company's cash flows.

Changes in customer growth may affect earnings and cash flows.

NJNG's ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. Should there be an extended economic recession, continued weakness in the housing market or a slowdown in the conversion market, there could be an adverse impact on NJNG's utility firm gross margin, earnings and cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Commercial and residential solar energy projects, such as those in which we are investing, are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. These projects are dependent upon currently existing favorable regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for ITCs and the future market for SRECs that are traded in a competitive marketplace in the state of New Jersey. As a result, these solar projects face the risk that the currently favorable regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of these projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of the assets.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the solar energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may not be able to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry and located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and result in a disruption in our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. Local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. Our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would negatively affect our earnings.

We maintain emergency planning and training programs to remain ready to respond to events that could cause business interruption. However, a slow or inadequate response to events may have an adverse impact on operations and earnings. We may not be able to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities and other events, which could increase the risk that an event could adversely affect our operations or financial results.

A work stoppage could adversely affect our natural gas distribution operations and results.

The majority of our natural gas distribution segment workforce is represented by the IBEW Local 1820 (Union) and is covered by a collective bargaining agreement that will expire in December 2011. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce, and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today's challenging marketplace.

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

The FERC has regulatory authority over some of NJR's operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity, or that would reduce NJR's competitiveness would negatively impact its earnings. In addition, the Pipeline Transportation Safety Improvement Act has been passed by the United States Senate, and if enacted will increase federal regulatory oversight and could also increase administrative costs that may not be recovered in rates from customers, which could have an adverse impact on NJR's earnings.

NJR and its subsidiaries cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and applicable regulations. Changes in regulations or the imposition of additional regulations could influence their operating environment and may result in substantial costs to them.

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

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, WNC, the New Jersey Clean Energy program, economic stimulus plans, certain deferred income tax and pension and other postemployment plans. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, operations and cash flows.

Risks related to a new regulatory framework for over-the-counter derivatives may result in substantial costs to NJR and have an adverse impact on our businesses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) requires the Commodity Futures Trading Commission (CFTC) to introduce a comprehensive new regulatory framework for over-the-counter derivatives. The Dodd-Frank Act requires that swap transactions designated by the CFTC for clearing must be cleared and traded through a derivatives clearing organization, unless otherwise exempt. Although the CFTC's proposed regulations and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as NJRES and NJNG, which utilize derivative financial instruments to hedge commercial risks, would be exempt from mandatory clearing, it is uncertain what the final implementing regulations to be issued by the CFTC with respect to swaps will provide. The effect of the Dodd-Frank Act's mandates with respect to derivatives on our business depends in large measure on pending CFTC rulemaking proceedings and, in particular, the final

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

definitions for the key terms “Swap Dealer” and “Major Swap Participant” and on the breadth of the “end-user exception” to mandatory clearing under the regulations. Entities defined as Swap Dealers and Major Swap Participants will be required to register with the CFTC and the SEC, adhere to specified capital requirements and face costly requirements for clearing and posting margin, as well as additional requirements for disclosure to counterparties, reporting, recordkeeping and business conduct. Even though NJRES and NJNG currently clear most transactions, such regulations could materially affect our ability to economically hedge our purchases and sales of natural gas by increasing the collateral costs associated with such activities. Even if our businesses are not defined as Swap Dealers or Major Swap Participants, our margin requirements could rise when transacting with Swap Dealers or Major Swap Participants as a consequence of the new collateral requirements required of such entities. If we fail to comply with the new regulations, we could be subject to fines, penalties or other enforcement action by the authorities that regulate our operations, or otherwise be subject to material costs and liabilities.

NJR's charter and bylaws may delay or prevent a transaction that stockholders would view as favorable.

The certificate of incorporation and bylaws of NJR, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of the common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may prevent changes in management. In addition, the board of directors is authorized to issue preferred stock without stockholder approval on such terms as the board of directors may determine. The common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, NJR is subject to the New Jersey Shareholders' Protection Act, which could delay or prevent a change of control of NJR.

NJR and its subsidiaries may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of its non-regulated energy investments.

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR's energy investments will require participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could become impaired, and such impairment could have a materially adverse effect on NJR's financial condition, results of operations or cash flows.

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

Changes in accounting standards may adversely impact our financial condition and results of operations.

The SEC is currently considering whether publicly registered companies in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (IFRS) instead of the current GAAP in the United States. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are currently in effect for most other countries in the world. If the SEC decides to adopt IFRS, we expect that U.S. companies would not be required to report under these new standards until 2015 or 2016 at the earliest. Unlike U.S. GAAP, IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we may be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact our financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards over the next several years. If approved, adoption of these changes could adversely impact our financial condition and results of operations.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,820 miles of distribution main, 6,740 miles of service main, 214 miles of transmission main and approximately 515,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by thirty-two supplemental indentures (Indenture), as security for NJNG's mortgage bonds, which totaled $269.8 million at September 30, 2011. In addition, under the terms of the Indenture, NJNG could have issued up to $530.4 million of additional first mortgage bonds as of September 30, 2011.

All Other Business Operations

As of September 30, 2011, CR&R's real estate portfolio consisted of 27 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.3 million. On August 22, 2011, NJR sold approximately 4.5 acres of CR&R's undeveloped land located in Monmouth County with a net book value of $1.6 million. The land was sold for $2.4 million with a pre-tax gain on the sale of $785,000.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

As of September 30, 2011, NJRES currently leases office space in Wall Township, New Jersey and in Houston, Texas for its business activities.

As of September 30, 2011, the Steckman Ridge partnership owns and/or leases mineral rights on approximately 8,300 acres of land in Bedford County, Pennsylvania, where it has developed a 17.7 Bcf natural gas storage facility with up to 12 Bcf of working gas capacity. The Company was obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of September 30, 2011, NJR had cash investments of $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million and received cash distributions of $18.9 million. Steckman Ridge is fully operational, however, should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

NJRCEV has various contracts, including lease agreements, that allow access rights for the installation and maintenance of solar equipment on commercial and residential rooftops.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis-Cash Flows for a discussion of anticipated fiscal 2012 and 2013 capital expenditures as applicable to NJR's business segments and business operations.

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

Subject to BPU approval, NJNG expects to recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a Remediation Adjustment (RA) approved by the BPU. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery to approximately $20 million. As of September 30, 2011, $75.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

In September 2011, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $161.5 million to $278.5 million. NJNG's estimate is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2011, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182.9 million on the Consolidated Balance Sheets, representing the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, other than as disclosed in this Item 3, the ultimate disposition of these matters will not have a material effect on its financial condition, results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their business experience, age, and office are set forth below.

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	54	1986
Executive Vice President and Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	58	2004
Executive Vice President and Chief Financial Officer	Glenn C. Lockwood	50	1990
Senior Vice President and General Counsel	Mariellen Dugan	45	2005
Senior Vice President, NJRES	Stephen Westhoven	43	2004
President, NJRCEV and NJRHS	Stanley M. Kosierowski	59	2008
Vice President, Corporate Services, NJR Service	Deborah G. Zilai	58	1996

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

Kathleen T. Ellis, Executive Vice President, Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing

Ms. Ellis has held the position of Senior Vice President, Corporate Affairs since December 2004 and the position of Executive Vice President and Chief Operating Officer of NJNG since February 2008. She also held the position of Senior Vice President, Corporate Affairs and Marketing of NJNG from July 2007 to February 2008. From December 2002 to November 2004, she held the position of Director of Communications for the Governor of the State of New Jersey, and from August 1998 to December 2002, she held the position of Manager of Communications and Director, State Governmental Affairs for Public Service Electric and Gas Company (PSE&G), a combined gas and electric utility company based in Newark, New Jersey.

Glenn C. Lockwood, Executive Vice President and Chief Financial Officer

Mr. Lockwood has held the position of Executive Vice President since January 2011. He has held the position of Chief Financial Officer since September 1995 and held the position of Senior Vice President from January 1996 to December 2010. From January 1994 to September 1995, he held the position of Vice President, Controller and Chief Accounting Officer. From January 1990 to January 1994, he held the position of Assistant Vice President, Controller and Chief Accounting Officer.

Mariellen Dugan, Senior Vice President and General Counsel

Ms. Dugan has held the position of Senior Vice President and General Counsel since February 2008. She previously held the position of Vice President and General Counsel from December 2005 to February 2008. Prior to joining NJR, from February 2004 to November 2005, she held the position of First Assistant Attorney General for the State of New Jersey, and from February 2003 to February 2004, she held the position of Chief of Staff, Executive Assistant Attorney General of the State of New Jersey. From July 1999 to January 2003, Ms. Dugan was Of Counsel to the law firm of Kevin H. Marino P.C. in Newark, New Jersey.

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

Stanley M. Kosierowski, President, NJRCEV and NJRHS

Mr. Kosierowski has held the position of President, NJRCEV and NJRHS since May 2010. He joined NJRCEV in September 2008 as Vice President. He also held the position of Vice President, Strategy and Operations of NJR from July 2009 to May 2010. Prior to his joining NJRCEV, he held the position of Chief Operating Officer of the New Jersey Economic Development Authority, Trenton, NJ from January 2004 to September 2008 and had a 30-year career at PSE&G where his last position held was President of Energy Technologies until December 2003.

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

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol NJR. As of September 30, 2011, NJR had 39,861 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2011		2010		Dividends Paid
	High	Low	High	Low	2011	2010
Fiscal Quarter
First	$44.10	$38.94	$38.55	$34.49	$0.34	$0.31
Second	$44.09	$40.24	$38.17	$33.49	$0.36	$0.34
Third	$46.29	$41.22	$39.01	$34.07	$0.36	$0.34
Fourth	$47.45	$39.60	$39.68	$34.42	$0.36	$0.34

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/11 - 07/31/11	31,000	$44.33	31,000	1,480,970
08/01/11 - 08/31/11	37,800	$42.24	37,800	1,443,170
09/01/11 - 09/30/11	—	$—	—	1,443,170
Total	68,800	$43.18	68,800	1,443,170

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of September 30, 2011, 1,443,170 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2011	2010	2009	2008	2007
SELECTED FINANCIAL DATA
Operating revenues	$3,009,209	$2,639,304	$2,592,460	$3,816,210	$3,021,765
Operating expenses
Gas purchases	2,550,571	2,167,558	2,245,169	3,330,756	2,625,560
Operation and maintenance	163,111	148,565	149,151	148,384	136,601
Regulatory rider expenses	51,246	45,966	44,992	39,666	37,605
Depreciation and amortization	34,370	32,267	30,328	38,464	36,235
Energy and other taxes	66,910	56,823	74,750	65,602	62,499
Total operating expenses	2,866,208	2,451,179	2,544,390	3,622,872	2,898,500
Operating income	143,001	188,125	48,070	193,338	123,265
Other income	3,747	5,258	4,409	4,368	4,294
Interest expense, net of capitalized interest	19,623	21,251	21,014	25,811	27,613
Income before income taxes	127,125	172,132	31,465	171,895	99,946
Income tax provision	37,665	64,692	11,376	66,034	39,778
Equity in earnings of affiliates	11,839	10,017	7,153	3,307	2,765
Net income	$101,299	$117,457	$27,242	$109,168	$62,933
Total assets	$2,649,444	$2,563,133	$2,321,030	$2,635,297	$2,210,354

CAPITALIZATION
Common stock equity	$776,257	$725,483	$689,726	$728,068	$650,648
Long-term debt	426,797	428,925	455,492	455,117	383,184
Total capitalization	$1,203,054	$1,154,408	$1,145,218	$1,183,185	$1,033,832

COMMON STOCK DATA
Earnings per share-Basic	$2.45	$2.84	$0.65	$2.61	$1.50
Earnings per share-Diluted	$2.44	$2.82	$0.64	$2.59	$1.49
Dividends declared per share	$1.44	$1.36	$1.24	$1.11	$1.01

NON-GAAP DATA
Net income	$101,299	$117,457	$27,242	$109,168	$62,933
Add:
Unrealized loss (gain) on derivative instruments and related transactions, net of taxes	23,320	(16,825)	39,254	(6,028)	42,209
Effects of economic hedging related to natural gas inventory, net of taxes	(18,086)	1,132	34,474	(9,325)	(16,788)
Net financial earnings (1)	$106,533	$101,764	$100,970	$93,815	$88,354

Net financial earnings per share-Basic	$2.58	$2.46	$2.40	$2.24	$2.11
Net financial earnings per share-Diluted	$2.56	$2.44	$2.38	$2.22	$2.10

(1)
Net financial earnings (NFE) is a financial measure not calculated in accordance with generally accepted accounting principles (GAAP) of the United States. NFE eliminates the timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of economic hedges associated with the physical sale or purchase of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the related derivative instruments. For further discussion of this financial measure, see the Energy Services segment and Retail and Other Operations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2011	2010	2009	2008	2007
Operating revenues ($ in thousands)
Residential	$579,038	$471,056	$686,798	$594,147	$584,727
Commercial, industrial and other	116,043	112,582	144,565	149,177	132,113
Firm transportation	57,126	45,616	40,356	28,634	36,794
Total residential and commercial	752,207	629,254	871,719	771,958	753,634
Interruptible	7,029	8,454	5,711	11,840	7,141
Total system	759,236	637,708	877,430	783,798	760,775
Incentive programs	212,488	307,772	204,571	295,026	244,813
Total operating revenues	$971,724	$945,480	$1,082,001	$1,078,824	$1,005,588
Throughput (Bcf)
Residential	42.3	40.3	43.6	40.8	41.8
Commercial, industrial and other	8.3	8.2	9.8	9.0	9.4
Firm transportation	12.2	10.1	9.4	8.9	8.6
Total residential and commercial	62.8	58.6	62.8	58.7	59.8
Interruptible	8.3	7.7	4.1	6.4	6.5
Total system	71.1	66.3	66.9	65.1	66.3
Incentive programs	107.0	83.9	66.1	34.5	36.5
Total throughput	178.1	150.2	133.0	99.6	102.8
Customers at year-end
Residential	428,694	438,274	437,793	437,655	435,169
Commercial, industrial and other	25,666	26,312	27,771	29,002	28,916
Firm transportation	40,523	25,724	20,965	16,830	14,104
Total residential and commercial	494,883	490,310	486,529	483,487	478,189
Interruptible	41	43	45	46	45
Incentive programs	40	40	36	27	26
Total customers at year-end	494,964	490,393	486,610	483,560	478,260
Interest coverage ratio (1)	10.73	9.43	8.19	6.08	6.03
Average therm use per customer
Residential	986	919	995	931	960
Commercial, industrial and other	4,350	4,986	4,777	5,303	5,710
Degree days	4,686	4,341	4,791	4,399	4,481
Weather as a percent of normal (2)	99%	91%	101%	91%	94%
Number of employees	590	582	613	572	548

(1)	NJNG's income from operations divided by interest expense.

(2)	Normal heating degree-days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 1 of this annual report and is incorporated herein. A detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A. Risk Factors beginning on page 10 and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Management's Overview

New Jersey Resources Corporation (NJR or the Company) is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in states from the Gulf Coast and Mid-Continent regions to the Appalachian and Northeast regions, the West Coast and Canada through two of its subsidiaries, New Jersey Natural Gas (NJNG) and NJR Energy Services (NJRES).

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

NJR Clean Energy Ventures (NJRCEV) was formed for the purpose of investing in renewable energy projects. In fiscal 2010, NJR entered the solar energy markets and began planning for capital investments primarily consisting of residential and commercial rooftop and ground mount solar systems, during which time the results of operations, assets and other financial information were reported as components of Retail and Other operations. Effective October 1, 2010, NJR established Clean Energy Ventures as a new reportable segment. As a result, prior year information for both Clean Energy Ventures and Retail and Other operations has been restated throughout this report to be consistent with current year presentation.

The Midstream Asset segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility in Pennsylvania.

The retail and other business operations (Retail and Other) includes: NJR Home Services (NJRHS), which provides service, sales and installation of appliances, as well as solar installation projects; NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation (NJR Service), which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

($ in thousands)	2011		2010
Assets
Natural Gas Distribution	$1,942,691	74%	$1,904,545	75%
Energy Services	400,882	15	432,380	17
Clean Energy Ventures	80,234	3	645	—
Midstream Assets	159,940	6	159,882	6
Retail and Other	87,066	3	85,219	3
Intercompany assets (1)	(21,369)	(1)	(19,538)	(1)
Total	$2,649,444	100%	$2,563,133	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

($ in Thousands)	2011		2010		2009
Net Income (Loss)
Natural Gas Distribution	$71,322	70%	$70,242	60%	$65,403	240%
Energy Services	13,479	13	42,711	36	(32,632)	(120)
Clean Energy Ventures	6,761	7	(593)	—	—	—
Midstream Assets	6,780	7	6,444	5	2,873	11
Retail and Other	3,087	3	(1,119)	(1)	(8,251)	(30)
Intercompany net income (1)	(130)	—	(228)	—	(151)	(1)
Total	$101,299	100%	$117,457	100%	$27,242	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

Included in net income are unrealized (losses) gains in the Energy Services segment of $(23.2) million, $19 million and $(29.3) million, after taxes, for the fiscal years ended September 30, 2011, 2010 and 2009, respectively and realized gains (losses) of $18.1 million, $(1.1) million and $(34.5) million, after taxes, for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

Net income for the fiscal years ended September 30, 2010 and 2009, includes unrealized (losses) of $(2) million and $(9.9) million, respectively, after taxes, related to a financial natural gas swap in the Retail and Other operations that was used to economically hedge a long-term gas sale contract and has since expired.

NJRES accounts for its physical commodity contracts and its financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value on the Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue and gas purchases, as appropriate, in the Consolidated Statements of Operations. All physical commodity contracts at NJNG and NJR Energy are accounted for under accrual accounting. Accordingly, gains and losses are recognized in earnings when the contract settles and the natural gas is delivered.

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

Management of the Company uses non-Generally Accepted Accounting Principles (GAAP) measures (non-GAAP financial measures), noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

Net financial earnings by business segment and operations are as follows:

($ in Thousands)	2011		2010		2009
Net Financial Earnings (Loss)
Natural Gas Distribution	$71,322	67%	$70,242	69%	$65,403	65%
Energy Services	18,583	18	24,814	25	31,179	31
Clean Energy Ventures	6,761	6	(593)	(1)	—	—
Midstream Assets	6,780	6	6,444	6	2,873	3
Retail and Other	3,087	3	857	1	1,666	1
Intercompany net financial earnings (loss) (1)	—	—	—	—	(151)	—
Total	$106,533	100%	$101,764	100%	$100,970	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 495,000 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

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

•
Working with the BPU and the New Jersey Division of Rate Counsel (Rate Counsel), on the continuation of the Conservation Incentive Program (CIP). The CIP allows NJNG to promote conservation programs to its customers while maintaining protection of its utility gross margin, which is a non-GAAP financial measure, against potential losses associated with reduced customer usage. CIP usage differences are calculated annually and are recovered one year following the end of the CIP usage year. Utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses. See the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of utility gross margin;

•	Managing its new customer growth rate, which is expected to be approximately 1.4 percent annually over the next two years;

•	Generating earnings from various BPU-authorized gross margin-sharing incentive programs;

•
Maintaining the integrity of its infrastructure, while working with the BPU to accelerate certain infrastructure projects in an effort to stimulate the local and state economies, while earning an immediate return on investment;

•	Coordinating with the BPU on energy efficiency projects; and

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' Basic Gas Supply Service (BGSS) rates as stable as possible.

Conservation Incentive Program

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June, coincident with NJNG's annual BGSS filing. NJNG's filing in June 2010, included recovery of $12.1 million annually, an increase of $5.2 million, for accrued and estimated CIP amounts through September 30, 2010. This increase was approved by the BPU to be effective October 1, 2010. In June 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011. The proposed CIP rates result in a 0.8 percent decrease to residential heat customers and a minor increase to all other customers. See Note 3. Regulation in the accompanying Consolidated Financial Statements and the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of September 30, 2011, NJNG has $11.4 million in regulatory assets in the Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

During fiscal 2011, NJNG added 6,783 new customers, or an increase of 1.4 percent, and converted 641 existing customers to natural gas heat and other services. This customer growth is expected to increase annual utility gross margin by approximately $3.5 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2012 and fiscal 2013. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.4 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.29 per MMBtu (Million Metric British thermal unit) to $4.38 per MMBtu and from $3.65 per MMBtu to $5.81 per MMBtu during the fiscal years ended September 30, 2011 and 2010, respectively. As of September 30, 2011, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.11 per MMBtu, 0.2 percent higher than the average settlement price of $4.10 per MMBtu during fiscal 2011.

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by the beginning of the winter heating season and at least 25 percent of the gas purchase requirements hedged for the following April through March period. This is accomplished with financial derivatives, including those that are used in the incentive programs described below.

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs, therefore, changes in such costs do not impact NJNG's earnings. NJNG's cost of gas includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of incentive programs and hedging transactions. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices.

During fiscal 2010, NJNG issued refunds and bill credits of $110.4 million to customers and implemented BGSS rate reductions as a result of the continuing decline in commodity prices. There were no refunds or rate adjustments during fiscal 2011 since commodity prices stabilized in comparison to NJNG's tariff rate. On November 17, 2011, NJNG notified the BPU that it will provide bill credits of approximately $71.2 million to NJNG's residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas.

NJNG also manages these prices from time to time with rate adjustments. The BPU approved a 3.5 percent BGSS price decrease for the average residential heat customer, effective September 16, 2010. In June 2011, NJNG filed for a 9.1 percent decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies approved by the BPU, effective October 1, 2011. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Incentive programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include Off-System Sales, Capacity Release, Storage Incentive and Financial Risk Management (FRM) programs. Effective August 18, 2011, the BPU approved an extension of NJNG's BGSS incentive programs for four years through October 31, 2015, maintaining the existing margin-sharing percentages. This agreement also permits the Company to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation.

Utility gross margin from incentive programs was $9.3 million and $9.4 million during the fiscal years ended September 30, 2011 and 2010, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include MGP remediation costs recovered through remediation adjustment (RA) and wholesale natural gas costs (recovered through BGSS). Actual remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation.

NJNG has recognized a regulatory asset and an obligation of $182.9 million as of September 30, 2011, a decrease of $18.7 million, or 9.3 percent, compared with the prior year. The decrease was due primarily to fiscal 2011 remediation expenditures along with the annual reassessment of the MGP remediation and related costs, which caused a decrease in three out of the five MGP sites.

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

During fiscal 2009, NJNG implemented its Accelerated Infrastructure Program (AIP), commencing construction on fourteen infrastructure projects at a BPU-approved cost of $70.8 million (AIP I). AIP was initially approved by the BPU as a two-year program, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. During fiscal 2011, the BPU approved an extension to NJNG's AIP, allowing for additional capital investments of $60.2 million (AIP II) to be made through October 31, 2012. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers these investments through its base rates.

In June 2010, NJNG filed for approval of its AIP expenditures for capital improvements during the period from August 2009 through August 31, 2010, which was approved by the BPU in September 2010, permitting an increase of $4.2 million in base rate revenue, including an overall weighted average cost of capital of 7.76 percent, effective October 1, 2010.

In June 2011, NJNG filed for AIP base rate cost recovery, which represents an increase of $4.7 million to $8.9 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems. The base rate change was provisionally approved, effective on October 1, 2011. The rate changes included a weighted average cost of capital of 7.12 percent for AIP II. The existing weighted average cost of capital for AIP I remained the same. An additional filing will be submitted in October 2012, requesting rate changes to be effective in January 1, 2013.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In fiscal 2011, capital expenditures including cost of removal totaled $113.1 million, including $36.7 million related to the AIP I program and $7.3 million related to AIP II. NJNG has estimated capital expenditures for fiscal 2012 of $121.2 million and $70 million for fiscal 2013, of which $49.9 million and $3.1 million, respectively, are related to AIP II.

On June 16, 2011, NJNG submitted a filing with the BPU seeking authority to invest up to $15 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. If approved, NJNG would begin construction of the stations and complete them by no later than December 31, 2012. NJNG would submit a cost recovery filing to the BPU in October 2012, requesting a base rate change to be effective in early 2013. Proceeds from the delivery of the associated natural gas, along with any available federal and state incentives, are proposed to be credited back to customers to help offset the cost of this investment.

Energy efficiency (EE)

NJNG commenced its EE Programs during fiscal 2009, allowing it to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. The BPU initially approved program expenditures and recovery of approximately $21.1 million over a four year-period, to facilitate home energy audits and to provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. In September 2010, NJNG received BPU approval for recovery of an additional $9.6 million in energy efficiency investments, effective January 1, 2011, to be recovered over a five to ten-year period, depending on the rebate or financing initiative. The approval allowed for an extension of certain existing initiatives, as well as new or expanded funding incentives for commercial customers. On June 1, 2011, NJNG filed its annual EE program filing with the BPU. On July 15, 2011, the annual filing was amended to request that the current rate remain the same. Also on July 15, 2011, NJNG filed a separate petition to extend its current EE programs through December 31, 2012. As of September 30, 2011, NJNG has spent a total of $26.1 million related to these initiatives.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion on regulatory actions and recovery related to NJNG's EE programs.

Other

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG's results. A more detailed discussion can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NJRES focuses on creating value from natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Northeast, Gulf Coast, Mid-Continent, Appalachian, and West Coast regions of the United States and Canada. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES may lock in these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies and transportation to which it has access. When market conditions allow, NJRES is able to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES focuses on earning a margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result. This strategy is in large part dependent on volatility in natural gas markets, and is more challenging to execute in a period of economic downturn and resulting lower industrial gas consumption.

NJRES transacts with a variety of counterparties including local distribution companies, industrial companies, electric generators, retail aggregators, natural gas producers and other wholesale marketing companies. The physical sales commitments to these counterparties allows NJRES to leverage its transportation and storage capacity. These physical sale commitments are managed in an aggregate fashion, and allows NJRES the ability to extract more value from its portfolio of natural gas storage and pipeline transportation capacity. NJRES' portfolio management customers include nonaffiliated utilities and electric generation plants. Services provided by NJRES include optimization of underutilized natural gas assets and basic gas supply functions.

Beginning in fiscal 2010, there has been a significant expansion of natural gas resources in the Northeast region as a result of drilling in the Marcellus Shale, which caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on the earnings of NJRES. NJRES has since looked into opportunities to provide asset management services to exploration and production companies working on the development of these natural gas resources.

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

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are completed and placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a Solar Renewable Energy Certificate (SREC) is created.

During fiscal 2011, capital expenditures related to the purchase and installation of the equipment associated with these contracts were $74.2 million, of which $44.9 million was associated with projects placed in service. NJRCEV currently estimates capital expenditures of approximately $88 million in fiscal 2012. These investments are subject to a variety of factors, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a significant adverse impact on earnings. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Assets Segment

NJR's subsidiary, NJR Energy Holdings Corporation, invests in natural gas “midstream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates, and is pursuing other potential opportunities that meet its investment and development criteria.

As of September 30, 2011, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $135.1 million and $23.9 million, respectively. NJR could have an additional funding obligation of up to $5.7 million related to Steckman Ridge, should there be additional construction on the storage facility to improve performance.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 138,200 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES' portfolio is valued using the most current market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize pricing information provided by broker quotations and/or other services to determine an equivalent market price. As of September 30, 2011, fair values based on market prices that are not highly visible and liquid represent an immaterial amount of the total fair value of its derivative assets and liabilities reported in the Consolidated Balance Sheets.

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods remained consistent for fiscal 2011, 2010 and 2009. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its counterparties. NJR determines this amount by using historical default probabilities corresponding to the appropriate Standard and Poor's issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this resulted in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability in the Consolidated Balance Sheets.

Accounting guidance permits companies to apply an exception for certain commodity contracts intended for normal purchases and normal sales (“normal”) for which physical delivery is probable. NJR Energy had elected to designate its physical commodity contracts as normal and record the deliveries on an accrual basis. As a result, NJR Energy recognized the related liabilities incurred and assets acquired in the accounting period associated with the exchange of title to the underlying natural gas commodity. These financial derivatives expired during fiscal 2010.

We have not designated any derivatives as fair value hedges as of September 30, 2011 and 2010.

Income Taxes and Credits

We use the liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. To the extent that it is more likely than not some or all of the deferred income tax assets won't be realized, an offsetting valuation allowance is recorded. As of September 30, 2011 and 2010, NJR had net deferred tax liabilities of $326.3 million and $304.1 million, respectively. We expect that all deferred tax assets will be realized, therefore, there is no valuation allowance recorded.

Accounting guidance also requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2011, we have not recorded any liabilities related to uncertain tax positions.

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

Capitalized Financing Costs

NJNG capitalizes allowance for funds used during construction (AFUDC) as a component of utility plant in the Consolidated Balance Sheets including an incremental cost of equity component during periods when its short-term debt balances were lower than its construction work in progress balance. This results in a non-cash income statement recognition that is capitalized as a component of utility plant. AFUDC-equity is recorded as an increase to other income and AFUDC-debt is recorded as a reduction to interest expense in the Consolidated Statements of Operations. Under regulatory rate practices and in accordance with GAAP applicable to regulated operations, NJNG fully recovers AFUDC through base rates. If any of these amounts were deemed to be unrecoverable, NJNG would record a charge for the unrecoverable portion in the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2011, NJNG estimated theses expenditures will range from approximately $161.5 million to $278.5 million. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and presently enacted laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and the loss can be reasonably estimated. NJNG will determine a range of liabilities and will record the best estimated amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182.9 million on the Consolidated Balance Sheets, which is based on the best estimate.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2011 and 2010, $75.6 million and $75.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

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

NJR's postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 39 percent, 20 percent and 41 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in operations and maintenance expense on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(22,146)	$(2,079)
Discount rate	(1.00)%	$27,762	$2,478
Rate of return on plan assets	1.00%	n/a	$(1,396)
Rate of return on plan assets	(1.00)%	n/a	$1,396

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(14,466)	$(1,445)
Discount rate	(1.00)%	$18,426	$1,802
Rate of return on plan assets	1.00%	n/a	$(289)
Rate of return on plan assets	(1.00)%	n/a	$291

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$17,193	$2,716
Health care cost trend rate	(1.00)%	$(13,792)	$(2,142)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

Net income decreased 13.8 percent during fiscal 2011, to $101.3 million, compared with $117.5 million during fiscal 2010, which increased 331.2 percent compared with $27.2 million during fiscal 2009. Earnings for fiscal 2011, were $2.45 per basic share and $2.44 per diluted share, compared with $2.84 per basic share and $2.82 per diluted share in fiscal 2010 and fiscal 2009 results of $0.65 per basic share and $0.64 per diluted share. Changes in net income were partially driven by unrealized (losses) gains of $(23.3) million, $16.8 million and $(39.3) million, after taxes, for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, as well as certain realized gains (losses) associated with natural gas in inventory of $18.1 million, $(1.1) million and $(34.5) million, after taxes, for the years ended September 30, 2011, 2010 and 2009, respectively, which were due primarily to the change in the fair market value of financial derivative instruments as a result of market conditions. These (losses) gains were partially offset by improved earnings at NJNG due primarily to customer growth, an increase in net income at Retail and Other due primarily to increased equipment installations and $12.8 million of ITCs associated with solar projects that were completed and placed into service during fiscal 2011.

The Company's operating revenues and gas purchases for the fiscal years ended September 30, are as follows:

($ in Thousands)	2011	2010	2009
Operating revenues (1)	$3,009,209	$2,639,304	$2,592,460
Gas purchases (1)	$2,550,571	$2,167,558	$2,245,169

(1)
Amounts include intercompany eliminating entries in operating revenues of $55.6 million , $21.8 million and $2.3 million, and in gas purchases of $59 million, $25 million, and $2.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Operating revenues and gas purchases increased $369.9 million and $383 million, respectively, during fiscal 2011, compared with the fiscal 2010, due primarily to:

•
an increase in operating revenues of $367.3 million and gas purchases of $415 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX that averaged $4.10 per MMBtu during fiscal 2011 compared with $4.49 per MMBtu during fiscal 2010. In addition, increases in both operating revenue and gas purchases include a combined unrealized and realized gain during fiscal 2011, compared with a combined unrealized and realized loss during fiscal 2010;

•
an increase in operating revenues and gas purchases of $26.2 million and $2.1 million, respectively, at NJNG due primarily to bill credits and refunds during fiscal 2010, that did not recur during fiscal 2011, along with an increase in firm sales due to higher therm usage due primarily to colder weather during fiscal 2011, partially offset by a decrease in off-system sales; and

•
an increase in operating revenues of $9.4 million at Retail and Other due primarily to increased installations and service contract revenue at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011.

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

•
an increase in operating revenues of $16.6 million at Retail and Other due primarily to lower unrealized losses at NJR Energy, as a result of the settlement of certain natural gas swap contracts, which reduced NJR Energy's exposure to shifts in market pricing during fiscal 2010; partially offset by

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
a decrease in operating revenues of $136.5 million and gas purchases of $119.1 million at NJNG primarily as a result of additional bill credits and refunds during fiscal 2010 along with a decrease in firm sales due to reductions in the average periodic BGSS rate for residential and small commercial customers and weather being 9.4 percent warmer than in fiscal 2009, partially offset by an increase in off-system sales.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 495,000 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

The Electric Discount and Energy Competition Act (EDECA) provides the framework for New Jersey's retail energy markets, which are open to competition from other electric and natural gas suppliers. Currently, NJNG's residential and commercial markets are open to competition, and its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state's natural gas utilities, however, all customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Operating Results

NJNG's financial results for the fiscal years ended September 30, are as follows:

(Thousands)	2011	2010	2009
Utility gross margin
Operating revenues	$971,724	$945,480	$1,082,001
Less:
Gas purchases	592,909	590,813	709,906
Energy and other taxes	58,520	48,958	66,768
Regulatory rider expense	51,246	46,076	44,992
Total utility gross margin	269,049	259,633	260,335
Operation and maintenance expense	108,800	103,226	106,814
Depreciation and amortization	33,140	31,464	29,417
Other taxes not reflected in utility gross margin	3,944	4,009	3,740
Operating income	123,165	120,934	120,364
Other income	3,354	4,343	3,474
Interest expense, net of capitalized interest	14,875	16,618	18,706
Income tax provision	40,322	38,417	39,729
Net income	$71,322	$70,242	$65,403

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

TEFA, which is included in energy and other taxes in the Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the state of New Jersey. TEFA has replaced the previously used utility gross receipts and franchise tax formula. TEFA will be phased out over a three-year period commencing January 1, 2012.

Regulatory rider expenses consist of recovery of state-mandated programs, the RA and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG's operating revenues and gas purchases increased by $26.2 million, or 2.8 percent, and by $2.1 million, or 0.4 percent, respectively, during fiscal 2011, compared with fiscal 2010, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $110.4 million and $103.2 million, respectively, due to a combination of refunds and bill credits, inclusive of sales tax refunds of $7.2 million, during fiscal 2010, that did not recur during fiscal 2011;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $26.4 million and $9.8 million, respectively, as a result of higher therm usage due primarily to weather being 7.9 percent colder than the prior year, partially offset by a decrease in operating revenue of $7.6 million, as a result of lower CIP accruals;

•
an increase in operating revenue of $5 million due primarily to the increase in base rates related to AIP I and an increase of $3.5 million related primarily to an increase in rider rates; partially offset by

•
a decrease of $95.1 million and $94.9 million, respectively in operating revenues and gas purchases related to off-system sales, due primarily to a reduction of 26 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a 0.5 percent decrease in price; and

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $16.7 million and $15.6 million, respectively, as a result of a decrease in the average BGSS rate per therm.

NJNG's operating revenues and gas purchases decreased by $136.5 million, or 12.6 percent, and by $119.1 million, or 16.8 percent, respectively during fiscal 2010 compared with fiscal 2009 as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $131.1 million, inclusive of sales tax, and $122.9 million, respectively, as a result of a decrease of approximately 28 percent in the average BGSS rate per therm for residential and small commercial customers and 7.4 percent per therm for large commercial customers, offset by an increase in riders of 6.5 percent per therm;

•
a decrease in operating revenues and gas purchases in the amount of $61.3 million and $57.3 million, respectively, due to a combination of refunds and bill credits in fiscal 2010 of $110.4 million, compared with bill credits in fiscal 2009 of $49.1 million, inclusive of sales tax refunds of $7.2 million and $3.2 million, respectively;

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

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses in the Consolidated Statements of Operations, totaled $58.5 million, $49 million and $66.8 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The fluctuation in sales tax correlates directly to the changes in operating revenue from firm sales. The increase during fiscal 2011 was due primarily to an increase of $138.5 million in operating revenue subject to sales tax, compared with fiscal 2010. Sales tax decreased in fiscal 2010 due primarily to a decrease of $271 million in operating revenue from firm sales, compared with fiscal 2009.

Regulatory rider expenses are calculated on a per-therm basis and totaled $51.2 million, $46.1 million and $45 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. During fiscal 2011, the increase in expense, which is offset by a corresponding increase in operating revenue, is due primarily to a 7.1 percent increase in rates and a 3.9 percent increase in usage compared with fiscal 2010. The increase during fiscal 2010 is due primarily to an increase of 17.5 percent in the EE rider that went into effect August 2009, partially offset by a decrease of 11.5 percent in the Universal Service Fund (USF) rider that went into effect October 12, 2009.

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	2011		2010		2009
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$172,280	42.3	$170,556	40.3	$170,509	43.6
Commercial, industrial and other	45,319	8.3	45,041	8.2	47,767	9.8
Firm transportation	41,715	12.2	34,268	10.1	29,683	9.4
Total utility firm gross margin/throughput	259,314	62.8	249,865	58.6	247,959	62.8
Incentive programs	9,324	107.0	9,357	83.9	12,057	66.1
Interruptible	411	8.3	411	7.7	319	4.1
Total utility gross margin/throughput	$269,049	178.1	$259,633	150.2	$260,335	133.0

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales increased $1.7 million to $172.3 million, during fiscal 2011, due primarily to an increase in base rates related to the AIP I, partially offset by a decrease in residential customers that transferred into the transportation service. Utility firm gross margin from residential service sales remained flat during fiscal 2010, compared with fiscal 2009.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility firm gross margin from commercial and industrial service sales remained relatively flat during fiscal 2011, compared with fiscal 2010. Utility firm gross margin from commercial and industrial service sales decreased $2.7 million to $45 million during fiscal 2010, from $47.8 million during fiscal 2009, resulting from a reduction in volumes of natural gas delivered due primarily to a decrease of approximately 1,500 commercial customers. The majority of these customers transferred to the transportation class of customers.

Utility firm gross margin from transportation service increased $7.4 million to $41.7 million during fiscal 2011, from $34.3 million during fiscal 2010, and increased $4.6 million from $29.7 million during fiscal 2009. The improvement in margins during both periods was due primarily to an increase in customers largely as a result of customers that transferred from residential and commercial sales, as noted above, due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 31,830, 17,932 and 14,608 residential customers and 8,693, 7,792 and 6,357 commercial customers using its transportation service at September 30, 2011, 2010 and 2009, respectively.

NJNG added 6,783, 6,189 and 5,841 new customers and converted 641, 667 and 709 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The customer growth during fiscal 2011 represents an estimated annual increase of approximately 0.7 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.5 million annually to utility gross margin.

As a result of NJNG's implementation of the CIP, utility gross margin is no longer linked to customer usage. The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG's utility gross margin recoveries for variances not only due to weather but also for other factors affecting usage, including customer conservation. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an earnings test.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2011	2010	2009
Weather (1)	$571	$9,032	$(177)
Usage	7,733	6,886	3,101
Total	$8,304	$15,918	$2,924

(1)	Compared with the twenty-year average, weather was 0.7 percent and 8.6 percent warmer-than-normal during fiscal 2011 and 2010, respectively and 0.9 percent colder-than-normal during fiscal 2009.

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

In August 2011, the BPU approved the extension of NJNG's margin-sharing incentive programs for four years through October 31, 2015, under the same terms of its previous agreement with respect to margin-sharing percentages. This agreement also permits NJNG to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility gross margin generated by NJNG's incentive programs remained relatively flat during fiscal 2011, compared with fiscal 2010. FRM and capacity release increased, which was offset by a decrease in storage incentive program margins. In fiscal 2010, there was a decrease of $2.7 million from $12.1 million during fiscal 2009, due primarily to a decrease in the FRM program along with decreases related to the storage incentive program and capacity release resulting from a lack of market opportunities.

Interruptible Revenues

As of September 30, 2011, NJNG serves 41 customers through interruptible transportation and sales services compared with 43 customers in fiscal 2010 and 45 customers in fiscal 2009. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.6 million, or 5.4 percent, during fiscal 2011, compared with fiscal 2010, due primarily to the following:

•
an increase in fringe benefits of $2.5 million related to pension and health benefit costs due to the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims;

•
an increase in bad debt expense of $1.7 million corresponding to higher customer receivable balances during fiscal 2011, in comparison to balances during the prior fiscal year, which were lower as a result of BGSS refund and bill credits issued to customers;

•	an increase in compensation costs of $1.5 million due primarily to increased incentive accruals coupled with an increase in new hires;

•	an increase in contractors expense of $1.1 million, due to increased weather-related expenditures;

•	an increase in charitable contributions of $409,000 ; partially offset by

•	a decrease of $1.7 million in engineering costs.

Operation and maintenance expense decreased $3.6 million, or 3.4 percent, during fiscal 2010, compared with fiscal 2009, due primarily to the following:

•	a decrease in bad debt expense of $3.9 million due primarily to lower reserve requirements as a result of BGSS customer credits;

•	a decrease of $2.5 million in engineering costs;

•	a decrease in compensation costs of $1.3 million due primarily to lower incentive accruals;

•	a decrease in consulting fees of $580,000 due primarily to higher consulting fees in fiscal 2009 associated with clean energy programs that did not recur in fiscal 2010; partially offset by

•
an increase in fringe benefits of $4 million related to pension and health benefit costs due to the impact of a decline in the returns on plan assets and the decline in the discount rate used to measure plan liabilities coupled with an increase in actual medical claims; and

•	an increase in charitable contributions of $725,000.

Depreciation Expense

Depreciation expense increased $1.7 million and $2 million, respectively in fiscal 2011and fiscal 2010, as a result of additional utility plant being placed into service.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Income

Operating income increased $2.2 million, or 1.8 percent, in fiscal 2011 , compared with fiscal 2010 due primarily to an increase in total utility gross margin of $9.4 million, partially offset by an increase in depreciation expense of $1.7 million and operation and maintenance expense of $5.6 million, as previously discussed.

Operating income decreased $570,000, 0.5 percent, in fiscal 2010, compared with fiscal 2009, due primarily to a decrease in total utility gross margin of $702,000 and an increase in depreciation expense of $2 million, partially offset by a decrease in operation and maintenance expense of $3.6 million, as previously discussed.

Interest Expense

Interest expense decreased $1.7 million during the fiscal 2011, compared with fiscal 2010, due primarily to the redemption of a $20 million, 6.88 percent Series CC First Mortgage bond in October 2010.

Interest expense decreased $2.1 million during fiscal 2010, compared with fiscal 2009, due primarily to a decrease of $1.3 million due to lower interest rates on variable rates on the New Jersey Economic Development Authority (EDA) bonds, the redemption of a $30 million, 6.27 percent bond in November 2008 and a decrease of $743,000 associated with short-term debt due primarily to lower average interest rates and balances related to NJNG's commercial paper program.

Net Income

Net income increased $1.1 million, or 1.5 percent, to $71.3 million in fiscal 2011 compared with fiscal 2010. The increase in operating income and decrease in interest expense, as discussed above, was partially offset by a decrease in other income as a result of lower interest rates and an increase in income tax expense of $1.9 million correlating to the higher operating income. In addition, fiscal 2010, income tax expense included a $509,000 non-recurring positive New Jersey tax rate adjustment.

Net income increased $4.8 million, or 7.4 percent, to $70.2 million in fiscal 2010, compared with fiscal 2009, due primarily to lower interest expense of $2.1 million, as discussed above, a decrease in income tax expense of $1.3 million resulting from a lower effective tax rate due primarily to a favorable state tax apportionment change, an increase in other income of $869,000 due primarily to AFUDC equity of $1.6 million as a result of lower short-term debt balances in relation to construction work in progress associated with the AIP Program, and an increase in operating income of $570,000, as discussed above.

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

The strategies used to capture the value associated with these price differences include, but are not limited to the following:

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

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES records its physical commodity contracts at fair value in the Consolidated Balance Sheets with any changes in fair value related to its forward physical sale and purchase contracts recognized as a component of operating revenues and gas purchases, respectively, in the Consolidated Statements of Operations.

The changes in fair value of NJRES' financial derivative instruments, which are financial futures, swaps and option contracts, are also recognized in the Consolidated Statements of Operations, as a component of gas purchases.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2011	2010	2009
Operating revenues	$2,052,303	$1,685,044	$1,498,742
Gas purchases (including demand charges)	2,016,704	1,601,701	1,537,634
Gross margin (loss)	35,599	83,343	(38,892)
Operation and maintenance expense	16,682	14,947	16,468
Depreciation and amortization	61	153	205
Other taxes	1,110	858	1,574
Operating income (loss)	17,746	67,385	(57,139)
Other income	9	15	570
Interest expense, net	995	1,439	322
Income tax provision (benefit)	3,281	23,250	(24,259)
Net income (loss)	$13,479	$42,711	$(32,632)

As of September 30, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	28.3 Bcf of net short futures contracts and fixed swap positions, and;

•	27.4 Bcf of net short basis swap positions.

As of September 30, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	31.4 Bcf of net short futures contracts and fixed swap positions, and;

•	11.1 Bcf of net long basis swap positions

As of September 30, 2009, NJRES' portfolio of financial derivative instruments was comprised of:

•	31.5 Bcf of net short futures contracts and fixed swap positions, and;

•	11.5 Bcf of net long basis swap positions.

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution, energy marketing and other industries. Gross margin during fiscal 2011, was lower by approximately $47.7 million compared with fiscal 2010, due primarily to unrealized losses during fiscal 2011 compared with unrealized gains during fiscal 2010, partially offset by realized gains during fiscal 2011, compared with realized losses during fiscal 2010. Gross margin during fiscal 2010 was higher by approximately $122.2 million compared with fiscal 2009, due primarily to lower realized losses year-over-year coupled with unrealized gains during fiscal 2010 compared to unrealized losses during fiscal 2009.

NJRES had unrealized (losses) gains of $(36.7) million, $31.1 million and $(47.6) million during fiscal 2011, 2010 and 2009, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

NJRES also had realized gains (losses) of $28.6 million, $(3.5) million and $(55.9) million during fiscal 2011, 2010 and 2009, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains (losses) pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The increase in gains incurred during fiscal 2011 and 2010, resulted from more favorable settlement prices compared with the respective prior year.

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

In addition, there was a decrease in realized margin associated with physical sale of natural gas during fiscal 2011 and 2010, as described further in the discussion of financial margin in the Non-GAAP measures section below.

Non-GAAP measures

Management of the Company uses non-GAAP measures, noted as “financial margin” and “net financial earnings,” when evaluating the operating results of NJRES. Since NJRES economically hedges its natural gas purchases and sales with derivative instruments, management uses these measures to compare NJRES' results against established benchmarks and earnings targets as it eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Volatility can occur as a result of timing differences surrounding the recognition of certain gains and losses. These timing differences can impact GAAP earnings in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to sales of physical gas inventory flows; and

•	Settlement of economic hedges that result in realized gains and losses prior to when the related physical gas inventory movements occur.

Net financial earnings and net financial margin are measures of the earnings and margin based on eliminating these timing differences to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage is also included in current period net loss. However, financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction.

The following table is a computation of NJRES' financial margin for the fiscal years ended September 30:

(Thousands)	2011	2010	2009
Operating revenues	$2,052,303	$1,685,044	$1,498,742
Less: Gas purchases	2,016,704	1,601,701	1,537,634
Add:
Unrealized loss (gain) on derivative instruments and related instruments	36,676	(31,113)	47,631
Effects of economic hedging related to natural gas inventory	(28,604)	3,469	55,940
Financial margin	$43,671	$55,699	$64,679

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows for the fiscal years ended September 30:

(Thousands)	2011	2010	2009
Operating income (loss)	$17,746	$67,385	$(57,139)
Add:
Operation and maintenance expense	16,682	14,947	16,468
Depreciation and amortization	61	153	205
Other taxes	1,110	858	1,574
Subtotal - Gross margin (loss)	35,599	83,343	(38,892)
Add:
Unrealized loss (gain) on derivative instruments and related instruments	36,676	(31,113)	47,631
Effects of economic hedging related to natural gas inventory	(28,604)	3,469	55,940
Financial margin	$43,671	$55,699	$64,679

A reconciliation of NJRES' net income (loss) to net financial earnings is as follows for the fiscal years ended September 30:

(Thousands)	2011	2010	2009
Net income (loss)	$13,479	$42,711	$(32,632)
Add:
Unrealized loss (gain) on derivative instruments and related instrument, net of taxes	23,190	(19,029)	29,337
Effects of economic hedging related to natural gas inventory, net of taxes	(18,086)	1,132	34,474
Net financial earnings	$18,583	$24,814	$31,179

Financial margin decreased $12 million to $43.7 million during fiscal 2011, due primarily to a reduction in volatility in NJRES' market area. Exploration and production of shale gas in the Northeastern region continued to contribute to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin. NJRES' net financial earnings contributed 18 percent of consolidated net financial earnings during fiscal 2011, compared with 25 percent during fiscal 2010.

Financial margin decreased $9 million to $55.7 million during fiscal 2010 from $64.7 million during fiscal 2009. NJRES' financial margin was adversely impacted by the decrease in volatility in natural gas prices in its core markets caused by the economic downturn, which led to a reduction in industrial consumption. In addition, there was an increase in the supply of natural gas resources in NJRES' market area as a result of the exploration and production of shale gas in the Northeastern region, which also contributed to a compression in price. As a result, NJRES' financial margin was impacted by a decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in fiscal 2010, compared with the prior year and a decrease in overall basis spreads, which lowered the overall value of the transportation portfolio.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.7 million, or 11.6 percent, during fiscal 2011 compared with fiscal 2010, due primarily to an increase in charitable contributions and incentive compensation partially offset by a decrease in consulting and shared corporate services costs.

Operation and maintenance expense decreased $1.5 million, or 9.2 percent, during fiscal 2010 compared with fiscal 2009, due primarily to a decrease of $2.2 million in incentive compensation that correlates with lower net financial earnings and a decrease of $472,000 in outside legal fees, partially offset by an increase in consulting fees of $1.2 million.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

Net financial earnings decreased $6.2 million during fiscal 2011, compared with fiscal 2010, due primarily to lower financial margin, which was impacted by a general reduction in volatility in NJRES' market area, as previously described, partially offset by an income tax benefit of $4.3 million related to a tax refund received from the State of New Jersey during the fourth quarter fiscal 2011. After fees and federal income taxes, the net impact of the tax refund was $2.4 million. See Note 12. Income Taxes in the accompanying Consolidated Financial Statements for a more detailed discussion of the refund.

Net financial earnings decreased $6.4 million during fiscal 2010, due primarily to a reduction of optimization opportunities as well as narrower price spreads as previously discussed, partially offset by lower operation and maintenance expense and lower income taxes that corresponded to the decrease in net financial earnings.

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2011	2010	2009
Operating revenue	$862	$—	$—
Operation and maintenance expense	$5,101	$1,001	$—
Income tax (benefit)	$(11,604)	$(410)	$—
Net income (loss)	$6,761	$(593)	$—

During the fourth quarter of fiscal 2010, NJRCEV began entering into agreements to invest, own and operate commercial solar installations in the State of New Jersey. During fiscal 2011, NJRCEV constructed and placed into service five commercial projects totaling approximately 7.4 MW of solar capacity. The projects were both roof-top and ground mounted. In addition during fiscal 2011, NJRCEV's residential solar leasing program had approximately 2.4 MW of capacity on 349 homes.

Operating revenue generated during fiscal 2011, consists primarily of the sale of generated SRECs.

Operation and maintenance expense increased during fiscal 2011, as compared with fiscal 2010, due primarily to increased costs, as a result of bringing the business from start-up to fully operational during the fiscal year and includes compensation, shared corporate services costs, consulting costs and other administrative expenses.

Income tax benefit during fiscal 2011 includes $12.1 million of ITCs associated with solar projects that were completed and placed into service during fiscal 2011. Total expenditures eligible for ITCs were $40.3 million during fiscal 2011.

Net income in fiscal 2011 increased $7.4 million, compared with fiscal 2010, due primarily to increased ITCs, partially offset by operation and maintenance expense, as discussed above.

Midstream Assets Segment

Operating Results

The consolidated financial results of Midstream Assets for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2011	2010	2009
Equity in earnings of affiliates	$14,904	$12,996	$6,886
Operation and maintenance expense	$1,094	$659	$595
Interest expense, net	$2,264	$1,485	$1,428
Net income	$6,780	$6,444	$2,873

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings increased $1.9 million during fiscal 2011 and $6.1 million during fiscal 2010 compared with the respective prior fiscal years, due primarily to higher earnings at Steckman Ridge. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates. Equity in earnings from Iroquois is driven by the underlying performance of natural gas transportation through its existing pipeline, which is based on FERC-regulated tariffs. The contributions from Iroquois and Steckman Ridge are summarized as follows:

(Thousands)	2011	2010	2009
Iroquois	$4,878	$4,610	$4,666
Steckman Ridge	10,026	8,386	2,220
Total equity in earnings	$14,904	$12,996	$6,886

Operation and maintenance expense increased $435,000 during fiscal 2011 compared with fiscal 2010 due primarily to a charitable contribution in fiscal 2011. Operation and maintenance expense increased $64,000 during fiscal 2010, compared with the prior fiscal years, due primarily to changes in the allocation of shared service costs.

Interest expense, net increased $779,000 during fiscal 2011, compared with the respective prior fiscal years, due primarily to higher interest rates during fiscal 2011. Interest expense, net increased $57,000 during fiscal 2010, compared with fiscal 2009. Interest was capitalized during the construction period prior to Steckman Ridge becoming operational during the third quarter of fiscal 2009. The resulting increase in interest expense as a result of recognizing a full year of interest expense during fiscal 2010, compared with a partial year during fiscal 2009, was offset by a lower average borrowing rate.

Net income in fiscal 2011 increased $336,000, compared with fiscal 2010, due primarily to the increase in equity in earnings, partially offset by the increases in interest expense, as noted above, in addition to increases in income taxes corresponding to the increased earnings. Net income in fiscal 2010 increased $3.6 million, compared with fiscal 2009, due primarily to the increase in equity in earnings, partially offset by a slight increase in operation and maintenance expense, as noted above ,in addition to increases in income taxes corresponding to the increased earnings.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2011	2010	2009
Operating revenues	$39,960	$30,551	$14,008
Operation and maintenance expense	$31,768	$28,970	$26,073
Net income (loss)	$3,087	$(1,119)	$(8,251)

Operating revenue increased $9.4 million, or 30.8 percent, during fiscal 2011, to $40 million compared with $30.6 million for fiscal 2010. The improvement was due primarily to an increase of $5.6 million at NJRHS due primarily to increased installations and service contracts along with unrealized losses associated with financial derivatives at NJR Energy of $3.3 million during fiscal 2010 that did not recur in fiscal 2011. Unrealized losses at NJR Energy were the result of the changes in values associated with financial derivative instruments that were designed to economically hedge a long-term fixed-price contract to sell gas to a counterparty. The contract and related derivatives expired in October 2010.

Operating revenue increased $16.6 million, or 118.1 percent, in fiscal 2010, compared with $14 million during fiscal 2009. The increase was due primarily to lower unrealized losses at NJR Energy of $3.3 million, compared with $16.8 million for fiscal 2009 and increased revenue from NJRHS of $2.6 million due primarily to an increase in maintenance contracts and appliance installations.

Operation and maintenance expense increased $2.8 million during fiscal 2011 compared with fiscal 2010, due primarily to increased compensation cost and advertising expense, partially offset by decreased shared corporate services costs at NJRHS.

Operation and maintenance expense increased by $2.9 million in fiscal 2010 compared with fiscal 2009, due primarily to increases in shared service costs, pension costs, materials and supplies expenses at NJRHS and start up costs related to certain pilot solar projects.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income during fiscal 2011, increased $4.2 million, compared with fiscal 2010, due primarily to increased operating revenue, as discussed above and ITC's generated by the residential solar pilot program and a sale of land at CR&R that resulted in a gain of $785,000, partially offset by increased operation and maintenance expense, as discussed above, as well as an increase in depreciation expense. The residential solar pilot program generated $569,000 and $118,000 of net income during fiscal 2011 and 2010, respectively.

Net loss during fiscal 2010 decreased $7.1 million, compared with fiscal 2009, due primarily to the impact of unrealized losses at NJR Energy as noted above, higher operations and maintenance expense and higher income tax expense as a result of the decreased operating loss. During the third quarter of fiscal 2010, NJRHS began installations associated with its residential solar program, which generated $118,000 of net income during the fourth quarter of fiscal 2010.

Non-GAAP measures

Additionally, management of the Company uses the non-GAAP measure “net financial earnings”, when viewing the results of NJR Energy to monitor the operational results without the impact of unsettled derivative instruments. NJR Energy's financial derivative expired during fiscal 2010.

A reconciliation of Net loss to Net financial loss, a non-GAAP measure, of Retail and Other operations for the fiscal years ended September 30, is as follows:

(Thousands)	2011	2010	2009
Net income (loss)	$3,087	$(1,119)	$(8,251)
Add:
Unrealized loss on derivative instruments, net of taxes	—	1,976	9,917
Net financial earnings	$3,087	$857	$1,666

Net financial earnings increased $2.2 million during fiscal 2011, compared with fiscal 2010, due primarily to an increase in operating revenue, ITCs generated from solar projects associated with the residential pilot program, a gain on a sale of land, decreased income taxes as a result of a non-recurring tax charge that occurred during fiscal 2010, in the amount of approximately $591,000 related to a change in the deductibility of federal subsidies associated with Medicare Part D, partially offset by an increase in operations and maintenance expense and depreciation, as previously discussed.

Net financial earnings decreased $809,000 during fiscal 2010, compared with fiscal 2009, due primarily to lower operating revenue and increased operations and maintenance expense, as previously discussed, and increased income taxes as a result of the tax charge, as noted above, partially offset by a decrease in income tax expense that correlates to lower earnings.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30, was as follows:

	2011	2010
Common stock equity	57%	55%
Long-term debt	31	32
Short-term debt	12	13
Total	100%	100%

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of September 30, 2011, the Company repurchased a total of 7.4 million of those shares and may repurchase an additional 1.4 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG, NJRCEV and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks, proceeds from the Company's DRP and may also include the issuance of long-term debt depending on timing of capital investments.

NJR believes that as of September 30, 2011, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR currently has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds. As of September 30, 2011, NJNG had $172.8 million in various secured fixed-rate debt remaining, with maturities ranging from 2018 to 2040, and $60 million of 4.77 percent unsecured senior notes, maturing in March 2014.

Through September 7, 2011, NJNG was obligated with respect to several loan agreements securing six series of variable rate bonds issued by the New Jersey Economic Development Authority (NJEDA) totaling $97 million. These bonds were commonly referred to as auction-rate securities (ARS) and had an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction was held for the purposes of determining the interest rate of the securities. The interest rates associated with NJNG's variable-rate debt were based on the rates of the related ARS. Through their subsequent redemption, all of the auctions surrounding the ARS had failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions did not signify or constitute a default on NJNG, the ARS did impact NJNG's borrowing costs of the variable-rate debt. NJNG had a weighted average interest rate of 0.33 percent at June 30, 2011, and 0.35 percent prior to redemption on September 7, 2011, for the ARS.

On August 29, 2011, due to the lack of liquidity in the market for ARS, and the resulting exposure of NJNG to the LIBOR-based maximum rate, NJNG completed a refunding of the ARS, whereby the EDA issued a total of $97 million of Natural Gas Facilities Refunding Revenue Bonds (New Jersey Natural Gas Company Project) comprised of three series of bonds: the $9.5 million principal amount Series 2011A Bonds (Non-AMT) are due September 1, 2027, the $41 million principal amount Series 2011B Bonds (AMT) are due August 1, 2035 and the $46.5 million principal amount Series 2011C Bonds (AMT) are due August 1, 2041 (collectively, the EDA Bonds). The EDA Bonds are special, limited obligations of the NJEDA payable solely from payments made by NJNG pursuant to a Loan Agreement between the NJEDA and the Company (Loan Agreement), and are initially secured by the pledge of $97 million principal amount First Mortgage Bonds issued by the Company. Each series of the EDA Bonds will initially accrue interest at a daily interest rate, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG's obligations under the Loan Agreement (and its corresponding obligations under the First Mortgage Bonds) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate as of September 30, 2011, on the EDA Bonds was 0.16 percent. The interest rate on the EDA Bonds may vary based upon market conditions, and sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The EDA Bonds are Variable Rate Demand Notes (VRDN), which are sold to investors on a daily basis with the interest rate set by the remarketing agent. If the remarketing agent is unable to sell the VRDNs to an investor on a given day, NJNG would be required to repurchase the EDA Bonds. Concurrently with the issuance of the EDA Bonds, and in order to provide NJNG additional liquidity for its obligations under the Loan Agreement, NJNG entered into a $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. (JPMC Facility), dated August 29, 2011, and expiring on August 31, 2015. The JPMC Facility is available to the Company to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. Borrowings under the JPMC Facility bear interest, at the Company's option at (i) a rate per annum equal to the greater of (A) JPMorgan Chase Bank, N.A.'s prime rate, (B) the Federal Funds Open Rate, as quoted on stated electronic sources that display such rate, plus 0.50 percent, and (C) the Daily LIBOR Rate (as defined in the agreement) plus 1.00 percent, plus in the case of (A), (B), and (C), an applicable margin of up to 0.75 percent, depending upon the credit rating of NJNG from Standard & Poor's and Moody's Investors Service, Inc., or a successor nationally recognized statistical rating agency (Credit Rating), or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of 1.00 percent to 1.75 percent, depending on the Credit Rating. The commitment fee for the JPMC Facility may range from 0.075 percent to 0.20 percent, depending upon the Credit Rating. As of the closing of the JPMC Facility, the commitment fee was 0.10 percent, the applicable margin for loans described in (i) above was 0.25 percent and the applicable margin for loans described in (ii) above was 1.25 percent.

The JPMC Facility contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (a) a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the JPMC Facility), of not more than 0.65 to 1.00 at any time; (b) limitations on liens and incurrence of debt, investments, and mergers and asset dispositions, and the use of the proceeds of the JPMC Facility; (c) requirements to preserve corporate existence, and comply with laws; and (d) default provisions, including defaults for non-payment, defaults for breach of representations and warranties, defaults for insolvency, defaults for non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the JPMC Facility could result in all loans and other obligations of NJNG becoming immediately due and payable and the JPMC Facility being terminated.

The proceeds of the EDA Bonds were used to refund the entire $97 million principal amount of ARS, which were retired upon redemption on August 31, 2011 and September 7, 2011. The loan agreements securing the payment of principal and interest on the six series of EDA ARS by NJNG were terminated and the corresponding First Mortgage Bonds were canceled upon the redemption of the EDA ARS. Costs associated with the issuance of the VRDN's, as well as remaining unamortized debt costs associated with the ARS, will be amortized over the life of the VRDN in accordance with ASC 980, Regulated Operations.

On May 12, 2011, NJR entered into an uncommitted $100 million private placement shelf note agreement with an insurance company that will, subject to the terms and conditions set forth therein, allow NJR to issue senior notes from time to time during a two-year period ending May 10, 2013. On June 30, 2011, NJR entered into an uncommitted $75 million private placement shelf note agreement with an insurance company that will, subject to the terms and conditions set forth therein, allow NJR to issue senior notes from time to time during a three-year period expiring June 30, 2014. The terms and conditions of the notes issued under each of the shelf note agreements (collectively, the Facilities), including interest rates and maturity dates, will be agreed upon at the time of each note issuance. Notes issued under the Facilities will be guaranteed by certain unregulated subsidiaries of the Company and will be unsecured, subject to the right of the noteholders to receive certain equal and ratable collateral under the limited circumstances specified in the Facilities. The proceeds of any issuance under the Facilities will be used for general corporate purposes, including working capital and capital expenditures.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2011, NJR and NJNG had credit facilities totaling $325 million and $200 million, respectively, as described below, with $192.2 million and $173.5 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2011
NJR
Balance at end of period	$132,850	$132,850
Weighted average interest rate at end of period	0.54%	0.54%
Average balance for the period	$132,853	$177,289
Weighted average interest rate for average balance	0.53%	0.55%
Month end maximum for the period	$132,850	$284,125

NJNG
Balance at end of period	$26,500	$26,500
Weighted average interest rate at end of period	0.24%	0.24%
Average balance for the period	$1,944	$19,411
Weighted average interest rate for average balance	0.08%	0.13%
Month end maximum for the period	$26,500	$71,000

NJR

NJR has a $325 million, revolving unsecured credit facility expiring December 2012 (NJR Credit Facility), which permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. Swing loans are loans made available on a same-day basis for an aggregate principal amount of up to $50 million and repayable in full within a maximum of seven days of borrowing. The credit facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. In addition, certain of NJR's non-regulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. During fiscal 2011, NJR's average interest rate was 0.55 percent, resulting in interest expense of $995,600. Based on average borrowings under the facility of $177,300 during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.8 million during fiscal 2011.

Financial covenants contained in NJR's credit facility include a maximum debt-to-total capitalization ratio of 65 percent. As of September 30, 2011, the debt-to-total capitalization ratio was 43 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR's credit facility.

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

The Facilities each contain customary representations and warranties for transactions of this type. The Facilities also each contain customary events of default and certain covenants that will limit NJR's ability beyond agreed upon thresholds, to, among other things: (i) incur additional debt (including a covenant that limits the amount of consolidated total debt of NJR at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of NJR, as those terms are defined in each Facility and a covenant limiting priority debt to 20 percent of NJR's consolidated total capitalization, as those terms are defined in each Facility); (ii) incur liens; (iii) make dispositions of assets; (iv) enter into transactions with affiliates; and (v) merge, consolidate, transfer, sell or lease all or substantially all of the NJR's assets. These covenants are subject to a number of exceptions and qualifications set forth in the Facilities. As of September 30, 2011, NJR had no borrowings outstanding under these agreements.

As of September 30, 2011, NJR has six letters of credit outstanding totaling $34.3 million. Three that total $30.1 million are on behalf of NJRES, one for $675,000 is on behalf of CR&R and two for $3.6 million on behalf of NJRCEV. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Two of NJRES' letters of credit are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. A third NJRES letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2011. CR&R's letter of credit supports development activities and expires on November 27, 2012. NJRCEV's letters of credit secure construction of a ground-mounted solar project and expire on June 22, 2012 and June 28, 2012.

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

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds.

On December 15, 2009, NJNG entered into an agreement for standby letters of credit that could have been drawn upon for up to $50 million. This agreement expired and was not renewed.

On August 24, 2011, NJNG entered into a $200 million unsecured committed credit facility expiring August 2014 (New NJNG Credit Facility), which replaced an existing credit facility that was scheduled to expire in December 2012. The New NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. During fiscal 2011, NJNG's weighted average interest rate under the New NJNG Credit Facility and the replaced credit facility was 0.13 percent, resulting in interest expense of $51,200. Based on average borrowings under the facility of $19.4 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $198,200 during fiscal 2011.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sale-Leaseback

NJNG received $5.9 million, $4.9 million and $6.3 million for fiscal 2011, 2010 and 2009, respectively, related to the sale-leaseback of a portion of its gas meters. During the fourth quarter of fiscal 2011, NJNG exercised an early purchase option with respect to a meter lease by making a final principal payment of $3.9 million.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2011:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$504,011	$15,306	$90,611	$23,218	$374,876
Capital lease obligations (1)	69,910	9,534	18,939	18,374	23,063
Operating leases (1)	12,197	2,286	2,815	1,347	5,749
Short-term debt	159,350	159,350	—	—	—
New Jersey Clean Energy Program (1)	20,144	15,011	5,133	—	—
Construction obligations	76,952	76,952	—	—	—
Accelerated Infrastructure Programs (AIP II)	53,039	49,906	3,133	—	—
Remediation expenditures (2)	182,900	14,100	80,000	25,000	63,800
Natural gas supply purchase obligations-NJNG	19,128	19,128	—	—	—
Demand fee commitments-NJNG	637,957	107,343	203,067	92,846	234,701
Natural gas supply purchase obligations-NJRES	692,890	536,331	156,559	—	—
Demand fee commitments-NJRES	213,406	84,255	72,259	31,589	25,303
Total contractual cash obligations	$2,641,884	$1,089,502	$632,516	$192,374	$727,492

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions in excess of the minimum required amount to the plans. In fiscal 2011 and fiscal 2010, NJR made discretionary contributions of $4.8 million and $14.5 million, respectively, to the pension plans. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. NJR plans to make an additional discretionary contribution of $20 million in December 2011. There are no Federal requirements to pre-fund postemployment health care plans (OPEB) benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. It is anticipated that the annual funding level to the OPEB plans will range from $5 million to $6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2011, there were NJR guarantees covering approximately $401 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheets.

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. During fiscal 2011, capital expenditures related to the purchase and installation of the equipment associated with these contracts were $74.2 million. Capital expenditures are expected to be $88 million and $90 million in fiscal 2012 and 2013, respectively. The capital expenditures related to these energy projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total capital expenditures are estimated at $121.2 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2012 include an estimated $49.9 million related to AIP II. As of September 30, 2011, NJNG spent $81.6 million related to the AIP I program and $7.3 million related to AIP II. In October 2011 and 2010, NJNG increased base rate revenue to recover the costs by approximately $4.7 million and $4.2 million, respectively, based on expenditures incurred through August 31, 2011.

NJNG's total future MGP expenditures are expected to total $182.9 million as of September 30, 2011. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $401 million of natural gas purchases and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and six outstanding letters of credit totaling $34.3 million, that secures operational activities at certain unregulated subsidiaries, see Note 8. Debt.

Cash Flow

Operating Activities

As presented in the Consolidated Statements of Cash Flows, cash flow from operating activities totaled $250.1 million during fiscal 2011, compared with $139.4 million during fiscal 2010. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•seasonality of NJR's business;

•fluctuations in wholesale natural gas prices;

•timing of storage injections and withdrawals;

•management of the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions; and

•timing of the collections of receivables and payments of current liabilities.

•volumes of natural gas purchased and sold

Net income decreased $16.2 million during fiscal 2011, compared with fiscal 2010, due primarily to an increase of $40.1 million in unrealized losses, net of tax, associated with changes in the values of financial derivative instruments partially offset by realized gains, net of tax, of $18.1 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $1.1 million during fiscal 2010.

As noted above, changes in working capital were the primary contributors to the $110.7 million increase in cash generated from operating activities. In addition to the timing of customer collections and gas purchases payables, the increase in cash during fiscal 2011 as compared with fiscal 2010, was impacted by:

•
an increase in NJNG's gas costs recovered of approximately $113.8 million during fiscal 2011, which reflects higher volumes of gas sold during the current fiscal year, in addition to cash refunds and bill credits that NJNG issued to customers during fiscal 2010, that did not recur during fiscal 2011;

•
lower volumes of gas in storage at NJRES and NJNG during the current fiscal year, coupled with a lower average cost of gas in storage resulting in an increase in cash flows of $79.1 million; partially offset by

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	an increase in margin deposits of $77.6 million due primarily to a decrease in the market value of open positions as a result of changes in the NYMEX forward prices;

Net income increased $90.2 million during fiscal 2010, compared with fiscal 2009, due primarily to realized losses, net of tax, of $1.1 million associated with natural gas in inventory at NJRES compared with realized losses, net of tax, of $34.4 million during fiscal 2009, as well as an increase of $56.1 million in unrealized gains, net of tax, associated with increases in the values of financial derivative instruments at NJRES and NJR Energy. Changes in working capital, which were driven primarily by changes in commodity prices, were the major contributors to the $127 million decrease in cash generated from operating activities and include the following:

•
higher natural gas inventory cost at NJRES during fiscal 2010, relative to fiscal 2009, in addition to an increase in volumes during fiscal 2010 that contributed approximately $207.9 million toward the decrease in cash. NJRES' average cost of gas during fiscal 2010 increased approximately 9 percent from $3.37 per MMBtu to $3.67 per MMBtu;

•
a decrease in NJNG's gas costs recovered of approximately $136.9 million during fiscal 2010 due primarily to a continuation of BPU-approved BGSS rate decreases, coupled with refunds and bill credits issued to customers totaling $110.4 million during fiscal 2010 compared with bill credits of $49.1 million during fiscal 2009 and a higher BGSS rate that was in place during fiscal 2009 ;

•
a decrease in cash of $183.9 million resulting from an increase in accounts receivable balances due primarily to higher sales volumes coupled with higher average sales prices at NJRES during fiscal 2010; partially offset by

•	a favorable change in restricted broker margin requirements of $49.5 million due primarily to a reduction in margin calls as a result of unrealized and realized gains during fiscal 2010; and

•
an increase in cash of $293.8 million resulting from an increase in accounts payable balances due primarily to higher purchase volumes coupled with higher average purchase prices at NJRES during fiscal 2010.

Investing Activities

Cash flow used in investing activities totaled $175.1 million during fiscal 2011, compared with $101.4 million during fiscal 2010. The increase was due primarily to higher solar equipment expenditures at NJRCEV and utility plant expenditures at NJNG, offset by a decrease in investments in Steckman Ridge.

Cash flow used in investing activities totaled $101.4 million during fiscal 2010, compared with $121.3 million during fiscal 2009. The decrease in cash used was due primarily to lower contributions to Steckman Ridge, as it became commercially operational during the third quarter of fiscal 2009. This was offset by an increase in utility plant expenditures at NJNG and a final drawdown of $4.2 million from NJNG's restricted cash construction fund during fiscal 2009 that did not recur in fiscal 2010.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking and general system improvements. NJNG's capital expenditures including cost of removal are $113.1 million in fiscal 2011, compared with the capital spending of $94.6 million in fiscal 2010. As of September 30, 2011, NJNG has incurred a total of $36.7 million related to the AIP I program and $7.3 million related to AIP II during fiscal 2011. NJNG expects capital expenditures of $121.2 million in fiscal 2012, including $49.9 million associated with AIP II.

As of September 30, 2011, NJR had invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and received cash distributions of $18.9 million. Should there be additional construction on the facility to improve performance, NJR would have an additional funding obligation of up to $5.7 million.

Retail and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. On August 22, 2011, NJR sold approximately 4.5 acres of CR&R's undeveloped land located in Monmouth County with a net book value of $1.6 million. The land was sold for $2.4 million with a pre-tax gain on the sale of $785,000, after closing costs. As of September 30, 2011, CR&R owned 79 acres of undeveloped land and a 56,400-square-foot office building on five acres of land.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. During fiscal 2011, capital expenditures totaled $74.2 million. NJR currently estimates solar capital expenditures in fiscal 2012 and 2013 to be approximately $88 million and $90 million, respectively.
NJRES does not currently anticipate any significant capital expenditures in fiscal 2012 and 2013.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by the funding demands of NJRES' gas management and marketing functions.

Cash flow used in financing activities totaled $68.5 million during fiscal 2011, compared with $73.3 million during fiscal 2010, with the decrease due primarily to the redemption of NJNG's $20 million, 6.88 percent Series CC First Mortgage Bonds in fiscal 2011, partially offset by a decrease in shares repurchased during fiscal 2011.

On August 29, 2011, due to the lack of liquidity in the market for ARS, and the resulting exposure of NJNG to the LIBOR-based maximum rate, NJNG completed a refunding of its $97 million ARS. The ARS was replaced with the issuance of three series of variable rate demand notes with the same principal amount of $97 million and with maturity dates ranging from September 2027 to August 2041.

Cash flow used in financing activities totaled $73.3 million during fiscal 2010, compared with $152.4 million during fiscal 2009, with the decrease due primarily to lower short-term borrowings at NJR and the repayment of long-term debt of $30 million and $25 million, respectively, at NJNG and NJR during fiscal 2009 that did not recur during fiscal 2010, offset by higher dividend payments during fiscal 2010.

NJNG received $5.9 million, $4.9 million and $6.3 million for fiscal 2011, 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. During the fourth quarter of fiscal 2011, NJNG exercised an early purchase option with respect to a meter lease by making a final principal payment of $3.9 million. This sale-leaseback program is expected to continue on an annual basis.

Credit Ratings

The table below summarizes NJNG's current credit ratings issued by two rating entities, Standard and Poor's (S&P) and Moody's Investors Service, Inc. (Moody's):

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could still face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining the Company's current short-term and long-term credit ratings.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX and over-the-counter markets. The prices on the NYMEX and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also significantly influenced from time to time by other events.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2010 to September 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2011
NJNG	$(16,497)	$(15,403)	$(23,448)	$(8,452)
NJRES	57,538	256	44,133	13,661
Total	$41,041	$(15,147)	$20,685	$5,209

There were no changes in methods of valuations during the year ended September 30, 2011.

The following is a summary of fair market value of financial derivatives at September 30, 2011, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Price based on NYMEX	$2,524	$(622)	$—	$—	$1,902
Price based on other external data	6,302	(1,629)	(1,349)	(17)	3,307
Total	$8,826	$(2,251)	$(1,349)	$(17)	$5,209

The following is a summary of financial derivatives by type as of September 30, 2011:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	23.7	$3.75 - $5.69	$(6,315)
	Swaps	(1.8)	$3.78 - $5.45	(1,993)
	Options	1.1	$.07 - $0.19	(144)
NJRES	Futures	(13.8)	$3.67 - $6.72	8,217
	Swaps	(41.9)	$2.90 - $6.75	5,444
Total				$5,209

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2010 to September 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2011
NJRES - Prices based on other external data	$17,990	25,484	17,135	$26,339

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2010 to September 30, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2010	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2011
NJRES	$25	360	119	$266

There were no changes in methods of valuations during the fiscal year ended September 30, 2011.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at September 30, 2011, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Prices based on other external data	$144	106	16	—	$266

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $11.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $14.5 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,815)	$(11,630)	$(17,446)	$(23,261)
Ending derivative fair value	$14,527	$8,712	$2,897	$(2,919)	$(8,734)

Percent decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,815	$11,630	$17,446	$23,261
Ending derivative fair value	$14,527	$20,342	$26,157	$31,973	$37,788

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

The Company's Risk Management Committe (RMC) continuously monitors NJR's credit risk management policies and procedures. The RMC is comprised of individuals from NJR-affiliated companies that meet twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2011. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJRES' counterparty credit exposure as of September 30, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$134,532	$92,032
Noninvestment grade	7,729	678
Internally rated investment grade	26,047	10,715
Internally rated noninvestment grade	9,201	3,249
Total	$177,509	$106,674

NJNG's counterparty credit exposure as of September 30, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$8,954	$7,108
Noninvestment grade	42	—
Internally rated investment grade	661	376
Internally rated noninvestment grade	657	—
Total	$10,314	$7,484

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), the Company could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered at a price higher than the price in the original contract. Any such loss could have a material impact on the Company's financial condition, results of operations or cash flows.

Liquidation of Clearing Broker

MF Global Inc. (MF Global), a futures commission merchant and broker/dealer entity, was NJRES' clearing broker through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). On October 31, 2011, the Securities Investor Protection Corporation announced that it initiated the liquidation of MF Global under the Securities Investor Protection Act (SIPA). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our clearing broker, MF Global, is required to hold on our behalf in a segregated account. While MF Global disclosed to the CME on October 31, 2011, that it had a “significant shortfall” in its segregated customer accounts, subsequently on November 2, 2011, the CME Group, Inc., which owns the CME, publicly stated, in the MF Global liquidation proceedings that it believed the current estimated shortfall was roughly 11 percent. On November 21, 2011, the SIPA Trustee for MF Global has stated in a Press Release that the shortfall may be twice as large and that any estimate of the shortfall at this time is premature.

As of the close of business on November 3, 2011, NJRES had $27.8 million of margin attributable to its account with MF Global, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. Between November 4 and November 23, 2011, all of NJRES' open positions were transferred to its new clearing broker accounts along with $3.6 million of the margin related to CME positions. The SIPA Trustee is attempting to locate and return any missing funds to clients.

NJR intends to vigorously prosecute its claims to recover all of its funds in the MF Global liquidation proceedings, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

Interest Rate Risk

As of September 30, 2011, NJNG is obligated with respect to a loan agreement securing three series of VRDNs totaling $97 million of variable-rate debt issued by the EDA. Pursuant to the terms of the loan agreement, NJNG is obligated to make the principal and interest payments on the VRDNs. The VRDNs are in a daily interest rate mode and bear interest at a rate determined daily by a remarketing agent based upon market conditions. As of September 30, 2011, the VRDNs had a weighted average interest rate of 0.16 percent. The VRDNs are subject to changes in market conditions for tax-exempt bonds and there can be no assurance

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

that the interest rate will remain stable and not increase significantly due to market conditions, which could potentially adversely affect NJNG's borrowing costs. A 100 basis point change in the VRDNs' average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $975,000 during fiscal 2011, assuming that they were outstanding for the entire year.

At September 30, 2011, the Company (excluding NJNG) had no variable-rate long-term debt.

For more information regarding the interest rate risk related to our short-term debt, please see the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company's utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions when appropriate.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
improvements in the design of internal control over financial reporting related to the accounting of commodity transacting, resulting in the implementation of new and expanded processes and controls; and

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2011, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2011, which appears herein.

November 23, 2011

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and common stock equity for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 23, 2011

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2011, of the Company and our report dated November 23, 2011, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 23, 2011

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2011	2010	2009
OPERATING REVENUES
Utility	$971,724	$937,433	$1,082,001
Nonutility	2,037,485	1,701,871	1,510,459
Total operating revenues	3,009,209	2,639,304	2,592,460
OPERATING EXPENSES
Gas purchases:
Utility	534,363	576,220	707,758
Nonutility	2,016,208	1,591,338	1,537,411
Operation and maintenance	163,111	148,565	149,151
Regulatory rider expenses	51,246	45,966	44,992
Depreciation and amortization	34,370	32,267	30,328
Energy and other taxes	66,910	56,823	74,750
Total operating expenses	2,866,208	2,451,179	2,544,390
OPERATING INCOME	143,001	188,125	48,070
Other income	3,747	5,258	4,409
Interest expense, net of capitalized interest	19,623	21,251	21,014
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	127,125	172,132	31,465
Income tax provision	37,665	64,692	11,376
Equity in earnings of affiliates	11,839	10,017	7,153
NET INCOME	$101,299	$117,457	$27,242

EARNINGS PER COMMON SHARE
BASIC	$2.45	$2.84	$0.65
DILUTED	$2.44	$2.82	$0.64
DIVIDENDS PER COMMON SHARE	$1.44	$1.36	$1.24
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,359	41,364	42,119
DILUTED	41,568	41,630	42,465

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2011	2010	2009
Net income	$101,299	$117,457	$27,242
Unrealized gain (loss) on available for sale securities, net of tax of $(24), $(1,066) and $37, respectively (1)	38	1,544	(52)
Net unrealized gain (loss) on derivatives, net of tax of $(84), $69 and $74, respectively	146	(97)	(105)
Adjustment to postemployment benefit obligation, net of tax of $(567), $1,464 and $4,856, respectively	1,219	(3,402)	(7,181)
Other comprehensive income (loss)	1,403	(1,955)	(7,338)
Comprehensive income	$102,702	$115,502	$19,904

(1)	Available for sale securities are included in other noncurrent assets in the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,299	$117,457	$27,242
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	36,876	(27,392)	64,465
Depreciation and amortization	35,200	33,192	31,142
Allowance for equity used during construction	(2,100)	(2,165)	(568)
Allowance for bad debt expense	4,865	3,307	9,739
Deferred income taxes	35,034	68,458	(31,435)
Manufactured gas plant remediation costs	(14,115)	(3,824)	(12,867)
Equity in earnings of affiliates, net of distributions received	2,791	839	2,924
Cost of removal - asset retirement obligations	(826)	(809)	(943)
Contributions to postemployment benefit plans	(11,496)	(19,567)	(27,676)
Changes in:
Components of working capital	43,748	(35,297)	154,271
Other noncurrent assets	7,081	3,525	5,886
Other noncurrent liabilities	11,744	1,691	45,061
Cash flows from operating activities	250,101	139,415	267,241
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(93,624)	(86,620)	(75,107)
Solar equipment	(71,989)	(2,641)	—
Real estate properties and other	(3,549)	(917)	(388)
Cost of removal	(8,369)	(7,201)	(6,139)
Investments in equity investees	—	(4,300)	(43,843)
Withdrawal from (investment in) restricted cash construction fund	58	(445)	4,200
Proceeds from asset sales	2,396	—	—
Proceeds from available for sale investments	—	721	—
Cash flows (used in) investing activities	(175,077)	(101,403)	(121,277)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,704	6,487	16,441
Tax benefit from stock options exercised	2,007	669	1,686
Proceeds from sale-leaseback transaction	5,901	4,925	6,268
Refinancing of long-term debt	97,045	—	—
Payments of long-term debt	(130,091)	(6,749)	(60,362)
Purchases of treasury stock	(10,193)	(29,650)	(30,670)
Payments of common stock dividends	(58,650)	(53,137)	(50,967)
Net proceeds (payments) of short-term debt	11,750	4,200	(34,800)
Cash flows (used in) financing activities	(68,527)	(73,255)	(152,404)
Change in cash and cash equivalents	6,497	(35,243)	(6,440)
Cash and cash equivalents at beginning of period	943	36,186	42,626
Cash and cash equivalents at end of period	$7,440	$943	$36,186
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(49,473)	$(66,189)	$117,733
Inventories	40,363	(38,743)	169,157
Recovery of gas costs	41,118	(72,688)	64,197
Gas purchases payable	22,289	100,290	(193,487)
Prepaid and accrued taxes	(8,691)	(10,431)	(8,047)
Accounts payable and other	4,469	291	(5,593)
Restricted broker margin accounts	(31,813)	35,468	(14,045)
Customers' credit balances and deposits	21,819	18,740	9,760
Other current assets	3,667	(2,035)	14,596
Total	$43,748	$(35,297)	$154,271
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$17,323	$14,665	$18,866
Income taxes	$5,165	$24,177	$34,298
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2011	2010

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,595,278	$1,525,348
Real estate properties, solar and other, at cost	110,886	33,497
Total property, plant and equipment	1,706,164	1,558,845
Accumulated depreciation and amortization	(410,237)	(423,126)
Property, plant and equipment, net	1,295,927	1,135,719

CURRENT ASSETS
Cash and cash equivalents	7,440	943
Customer accounts receivable
Billed	209,266	162,961
Unbilled revenues	7,333	7,411
Allowance for doubtful accounts	(4,612)	(2,993)
Regulatory assets	17,630	51,466
Gas in storage, at average cost	294,475	336,163
Materials and supplies, at average cost	7,395	6,070
Prepaid taxes	54,311	55,880
Derivatives, at fair value	100,338	135,186
Restricted broker margin accounts	22,595	19,241
Deferred taxes	1,498	—
Other	14,698	12,680
Total current assets	732,367	785,008

NONCURRENT ASSETS
Investments in equity investees	159,063	158,944
Regulatory assets	434,185	454,601
Derivatives, at fair value	6,515	7,957
Other	21,387	20,904
Total noncurrent assets	621,150	642,406
Total assets	$2,649,444	$2,563,133

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2011	2010

CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2011-41,421,786; 2010-41,173,608	$110,258	$109,713
Premium on common stock	265,524	251,147
Accumulated other comprehensive (loss), net of tax	(10,604)	(12,007)
Treasury stock at cost and other; shares 2011-2,808,093; 2010-2,719,761	(117,683)	(110,385)
Retained earnings	528,762	487,015
Common stock equity	776,257	725,483
Long-term debt	426,797	428,925
Total capitalization	1,203,054	1,154,408

CURRENT LIABILITIES
Current maturities of long-term debt	7,575	31,257
Short-term debt	159,350	147,600
Gas purchases payable	252,691	230,402
Accounts payable and other	65,960	47,297
Dividends payable	14,912	13,998
Deferred and accrued taxes	778	23,737
Regulatory liabilities	4,633	—
New Jersey clean energy program	15,011	12,644
Derivatives, at fair value	68,698	78,447
Restricted broker margin accounts	—	28,459
Customers' credit balances and deposits	113,776	91,957
Total current liabilities	703,384	705,798

NONCURRENT LIABILITIES
Deferred income taxes	327,782	278,551
Deferred investment tax credits	6,227	6,549
Deferred revenue	7,633	7,656
Derivatives, at fair value	6,341	5,640
Manufactured gas plant remediation	182,900	201,600
Postemployment employee benefit liability	114,305	93,742
Regulatory liabilities	59,837	57,648
New Jersey clean energy program	5,133	18,291
Asset retirement obligation	27,026	26,009
Other	5,822	7,241
Total noncurrent liabilities	743,006	702,927
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,649,444	$2,563,133

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2008	42,058	$108,599	$237,001	$(2,714)	$(65,564)	$450,746	$728,068
Net income						27,242	27,242
Other comprehensive (loss)				(7,338)			(7,338)
Common stock issued under stock plans	636	787	10,532		9,096		20,415
Tax benefits from stock plans			1,686				1,686
Cash dividend declared						(52,217)	(52,217)
Treasury stock and other	(1,108)				(28,130)		(28,130)
Balance at September 30, 2009	41,586	109,386	249,219	(10,052)	(84,598)	425,771	689,726
Net income						117,457	117,457
Other comprehensive (loss)				(1,955)			(1,955)
Common stock issued under stock plans	289	327	1,602		5,743		7,672
Tax benefits from stock plans			326				326
Cash dividend declared						(56,213)	(56,213)
Treasury stock and other	(701)				(31,530)		(31,530)
Balance at September 30, 2010	41,174	109,713	251,147	(12,007)	(110,385)	487,015	725,483
Net income						101,299	101,299
Other comprehensive (loss)				1,403			1,403
Common stock issued under stock plans	621	545	12,370		11,213		24,128
Tax benefits from stock plans			2,007				2,007
Cash dividend declared						(59,552)	(59,552)
Treasury stock and other	(373)				(18,511)		(18,511)
Balance at September 30, 2011	41,422	$110,258	$265,524	$(10,604)	$(117,683)	$528,762	$776,257

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 495,000 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in renewable energy projects, including solar;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Midstream Assets segment;

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it can absorb a majority of expected losses or returns and, therefore, would be considered a controlling financial interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2011, 2010 and 2009.

Change in Reportable Segments

Effective October 1, 2010, NJR established Clean Energy Ventures as a new reportable segment to report the results of operations and assets related to the Company's capital investments in renewable energy projects. Consequently, the results of operations, assets and other financial information for NJRCEV, previously included in Retail and Other operations, are reported as components of Clean Energy Ventures. As required, prior year information for both Clean Energy Ventures and Retail and Other operations has been restated throughout this report to be consistent with current year presentation.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

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

The following table summarizes gas in storage by company as of September 30:

	2011		2010
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$159,328	23.1	$181,098	24.7
NJRES	135,147	36.8	155,065	42.3
Total	$294,475	59.9	$336,163	67.0

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to five years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases in the Consolidated Statements of Operations:

(Millions)	2011	2010	2009
NJRES	$112.3	$105.1	$114.2
NJNG	98.9	98.6	83.2
Total	$211.2	$203.7	$197.4

NJRES expenses demand charges ratably over the term of the contract.

NJNG's cost associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's Basic Gas Supply Service (BGSS) sales and recovered as part of its wholesale gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value in the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of its financial commodity derivatives and physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designates its foreign exchange contracts as cash flow hedges of Canadian dollar dominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to other comprehensive income, a component of stockholder's equity, and reclassified to gas purchases in the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. During fiscal 2010 and 2011, NJR had no derivatives designated as fair value hedges.

The Derivatives and Hedging Topic of the ASC also provides for an exception (“normal scope exception”) for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this exception to physical commodity contracts at NJNG and, therefore, does not record changes in the fair value of these contracts until the contract settles and the underlying natural gas is delivered. NJNG's derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

See Note 4. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

Fair values of exchange-traded instruments, including futures, swaps, foreign exchange contracts and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management's best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts, over-the-counter options and swaps and certain embedded derivatives, management uses available market data and pricing models to estimate fair values. Estimating fair values of instruments that do not have quoted market prices requires management's judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Revenues

Revenues from the sale of natural gas to customers of NJNG are recognized in the period that gas is delivered and consumed by customers, including an estimate for unbilled revenue.

In determining the amount of revenue from sales to natural gas customers by NJNG, certain assumptions are used to develop estimates of unaccounted-for gas. Unaccounted-for gas occurs for a number of reasons including leakage or other actual losses, discrepancies due to meter inaccuracies, variations of temperature and/or pressure, and other variants. The estimating factors may change from time to time as a result of improvements in the quality and/or the timeliness of certain metering and billing information.

NJNG records unbilled revenue for natural gas services. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading is estimated, and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on monthly send-out amounts, estimated customer usage by customer type, weather effects, unaccounted-for gas and the most current tariff rates.

Revenues for NJRES are recognized when the gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur, as noted above.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term.

Gas Purchases

NJNG's tariff includes a component for BGSS, which is designed to allow NJNG to recover the cost of natural gas through rates charged to its customers and is normally revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from nonfirm sales and transportation activities. NJNG subsequently recovers or refunds the difference, if any, of actual costs compared with those included in current rates. Any underrecoveries or overrecoveries are either refunded to customers or deferred and, subject to BPU approval, reflected in the BGSS rates in subsequent years.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company invests in property that qualifies for federal investment tax credits (ITCs) and utilizes the ITCs as allowed based on the cost and life of the assets purchased. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at NJR's unregulated subsidiaries are recognized as a reduction to income tax expense when the property is placed in service.

Capitalized and Deferred Interest

Included in the Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG's allowance for funds used during construction (AFUDC), which are recorded in utility plant. NJNG's base rates include the ability for NJNG to recover the cost of debt associated with AFUDC and construction work in progress (CWIP). An incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its CWIP. Corresponding amounts recognized in interest expense and other income, as appropriate, are included in the Consolidated Statements of Operations are as follows:

	September 30,
($ in thousands)	2011	2010	2009
AFUDC:
Debt	$1,020	$978	$748
Equity	2,100	2,165	568
Weighted average rate %	5.21%	7.39%	4.33%

Investments in equity investees:
Capitalized interest	—	—	1,909
Weighted average interest rate %	—%	—%	5.27%

Total capitalized costs	$3,120	$3,143	$3,225
Weighted average rate	5.21%	7.39%	4.80%

NJR capitalized interest costs associated with its development and construction of the Steckman Ridge natural gas storage facility. The facility became operational during the third quarter of fiscal 2009, therefore NJR is no longer capitalizing any costs related to Steckman Ridge. See Note 6. Investments in Equity Investees.

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures. See Note 3. Regulation. Accordingly, other income included $1.1 million, $1.7 million and $2 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations as follows:

	September 30,
(Millions)	2011	2010	2009
Sales tax	$50.7	$41.6	$58.7
TEFA (1)	9.0	8.3	8.9
Total	$59.7	$49.9	$67.6

(1)	TEFA will be phased out over a three-year period commencing January 1, 2012.

Statements of Cash Flows

For purposes of reporting cash flows, all temporary investments with original maturities of three months or less are considered cash equivalents.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Property Plant and Equipment

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

Depreciation is computed on a straight-line basis over the useful life of the assets for non-regulated assets for financial statement purposes and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.39 percent of average depreciable property in fiscal 2011, 2.24 percent in fiscal 2010 and 2.34 percent in fiscal 2009.

Property, plant and equipment was comprised of the following as of September 30,:

(Thousands)
Property Classifications	Estimated Useful Lives	2011	2010
Distribution facilities	38 to 74 years	$1,304,182	$1,229,695
Transmission facilities	35 to 56 years	200,051	186,213
Storage facilities	34 to 47 years	42,364	42,105
Solar property	20 to 25 years	78,322	2,641
All other property	5 to 35 years	81,245	98,191
Total property, plant and equipment		1,706,164	1,558,845
Accumulated depreciation and amortization		(410,237)	(423,126)
Property, plant and equipment, net		$1,295,927	$1,135,719

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

For the fiscal years ended September 30, 2011, 2010 and 2009, no impairments were identified.

Available for Sale Securities

Included in other non-current assets on the Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.3 million as of both September 30, 2011 and 2010. Amounts previously reported during fiscal 2010, as a component of investments in equity investees, have been reclassified to other noncurrent assets on the Consolidated Balance Sheets. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.7 million ($4.5 million, after tax). Reclassifications made from unrealized gains to realized gains are determined based on average cost. During fiscal 2010, NJR received proceeds of approximately $721,000 from the sale of 15,000 shares of its available-for-sale securities and realized a gain of $527,000, which is included in other income in the Consolidated Statements of Operations. There were no sales of securities during fiscal 2011.

Sale of Asset

On August 22, 2011, CR&R sold property located in Monmouth County that was previously recorded, in the first quarter of fiscal 2011, as held for sale in the Consolidated Balance Sheets. The property is approximately 4.5 acres of CR&R's undeveloped land with a net book value of $1.6 million. The land was sold for $2.4 million generating a pre-tax gain of $785,000 after closing costs, which was reported as a component of operating revenue in the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Equity in Earnings

The Company accounts for its investments in Iroquois and Steckman Ridge using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810. The Company's share of earnings is recognized as equity in earnings of affiliates in the Consolidated Statements of Operations. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Steckman Ridge is a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania. Steckman Ridge became operational during fiscal 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) was comprised of the following balances, net of tax as of September 30:

(Thousands)	2011	2010
Unrealized gain on available for sale securities	$4,530	$4,492
Net unrealized gain on foreign currency derivatives	173	27
Postemployment benefit obligation adjustment	(15,307)	(16,526)
Total	$(10,604)	$(12,007)

Customer Accounts Receivable and Allowance for Doubtful Accounts

Our receivables consist of natural gas sales and transportation services billed to residential, commercial, industrial and other customers, as well as equipment sales and installations to commercial and residential customers. NJR evaluates it accounts receivables and, to the extent customer account balances are outstanding for more than thirty days, establishes an allowance for doubtful accounts. The allowance is based on a combination of factors including historical collection experience and trends, aging of receivables, general economic conditions in the company's distribution or sales territories, and customer specific information. We write-off our customers' accounts once we determine they are uncollectible.

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2011		2010
NJNG (1)	$45,092	22%	$17,983	11%
NJRES	155,594	74	136,064	83
NJRCEV	69	—	—	—
NJRHS and other	8,511	4	8,914	6
Total	$209,266	100%	$162,961	100%

(1)	Does not include unbilled revenues of $7.3 million and $7.4 million as of September 30, 2011 and 2010, respectively.

Asset Retirement Obligations (ARO)

NJR recognizes a liability for its AROs based on the fair value of the liability when incurred, which is generally upon acquisition, construction, development and/or through the normal operation of the asset. Concurrently, NJR also capitalizes an asset retirement cost by increasing the carrying amount of the related asset by the same amount as the liability. In periods subsequent to the initial measurement, NJR is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either timing or the amount of the originally estimated cash flows to settle the conditional ARO.

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974, as amended, and not more

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $4.9 million, $14.5 million and $25.6 million in aggregate to the plans in fiscal 2011, 2010 and 2009, respectively.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $6.5 million, $4.8 million and $1.9 million in aggregate to these plans in fiscal 2011, 2010 and 2009, respectively.

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and as a result incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases in the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2011, 2010 and 2009.

Recent Updates to the Accounting Standards Codification (ASC)

Consolidation:

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance requiring qualitative evaluations including an additional emphasis on identifying the party who effectively controls the entity, which replaces the quantitative assessments previously in practice, when determining whether a company has a controlling financial interest in a variable interest entity (VIE). In addition, the assessments will be required on an ongoing basis, rather than limiting the reassessments to when certain triggering events occur. Additional disclosures provide information on a company's involvement with VIEs. The Company adopted the provisions of the statement prospectively during its first quarter of fiscal 2011 and the adoption did not impact its financial position, results of operations or cash flows.

Fair Value

In May 2011, the FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, clarifying certain guidance to ensure that U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) have the same fair value meaning, measurements and disclosure requirements. The amended guidance will become effective for interim and annual periods beginning after December 15, 2011. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

Presentation of Comprehensive Income

In June 2011, the FASB issued an amendment to ASC Topic 220, Comprehensive Income, allowing two alternatives for the presentation of comprehensive income, eliminating the option to present the components of comprehensive income (OCI) as a part of the statement of changes in stockholder's equity and requiring that reclassification adjustments from OCI to income be presented on the face of the financial statements. Upon adoption, the total of comprehensive income, including the components of net income and OCI, will be presented in either one statement or in two separate but consecutive statements. In October 2011, the FASB tentatively decided to indefinitely defer the provisions related to the presentation of reclassification adjustments. The other portions of the amendment remain unchanged and will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Effective September 30, 2011, NJR has early-adopted the two-statement approach. Since the amendment only impacted the presentation of comprehensive income, there was no impact to the Company's financial position, results of operations or cash flows upon adoption.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a monthly basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. AROs are

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

evaluated on an annual basis. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

NJR has legal, regulatory and environmental proceedings during the normal course of business that can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable and can be estimated, in which case it is NJR's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR's policy to accrue the lower end of the range. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

3.	REGULATION

The Electric Discount and Energy Competition Act (EDECA) is the legal framework for New Jersey's public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to open its residential markets to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG's service territory.

As required by EDECA, NJNG's rates are segregated into two primary components, the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to transport the gas to NJNG's service territory, and the delivery portion, which represents the transportation of the commodity portion through NJNG's gas distribution system to the end-use customer. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

Under EDECA, the BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in November 2006, and a final report on findings and recommendations was approved by the BPU on January 28, 2009. As of September 30, 2011, all recommendations have been implemented by NJNG and a completion letter was received from the BPU on October 24, 2011 that finalized the audit.

NJNG is subject to cost-based regulation, therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility investment based on the BPU's approval, in accordance with accounting guidance applicable to regulated operations. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities.

As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2011	2010
Regulatory assets-current
Underrecovered gas costs	$—	$36,485
Conservation Incentive Program	9,178	14,960
Derivatives, net	8,452	—
Other	—	21
Total current	$17,630	$51,466
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$75,646	$75,707
Liability for future expenditures	182,900	201,600
Deferred income taxes	10,879	13,860
Derivatives, net	—	16,497
Energy Efficiency Program	11,906	3,958
New Jersey Clean Energy Program	20,144	30,935
Postemployment and other benefit costs	123,827	106,225
Other	8,883	5,819
Total noncurrent	$434,185	$454,601
Regulatory liability-current
Overrecovered gas costs	$4,633	$—
Total current	$4,633	$—
Regulatory liabilities-noncurrent
Cost of removal obligation	$59,752	$57,648
Other	85	—
Total noncurrent	$59,837	$57,648

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, Conservation Incentive Program (CIP) and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification, and BPU review and approval.

Gas Costs

NJNG recovers its cost of gas through the BGSS rate component of its customers' bills. NJNG's cost of gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of incentive programs, and hedging transactions. Under-recovered gas costs represent a regulatory asset that generally occurs during periods when NJNG's BGSS rates are lower than actual costs and requests amounts to be recovered from customers in the future. Conversely, over-recovered gas costs represent a regulatory liability that generally occurs when NJNG's BGSS rates are higher than actual costs and requests approval to returned to customers including interest, when applicable, in accordance with NJNG's approved tariff.

Conservation Incentive Program

The CIP is designed to decouple the link between customer usage and NJNG's utility gross margin to allow NJNG to encourage its customers to conserve energy. In addition to permitting NJNG to recover utility gross margin variations related to customer usage, the CIP replaced NJNG's previous weather normalization mechanism allowing NJNG to mitigate the impact of weather on its gross margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test and an evaluation of BGSS related savings.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Derivatives

Derivatives are utilized by NJNG to manage the price risk associated with its natural gas purchasing activities and to participate in certain BGSS incentive programs. The gains and losses associated with NJNG's derivatives are recoverable through its BGSS, as noted above, without interest. See Note 4. Derivatives.

Environmental Remediation Costs Recovery

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered, with interest, over seven year rolling periods, through a RA rate rider. Recovery for NJNG's estimated future liability will be requested when actual expenditures are incurred. See Note 13. Commitments and Contingencies.

Deferred Income Taxes

In 1993, NJNG adopted the provisions of ASC 740, Income Taxes, which changed the method used to determine deferred tax assets and liabilities. Upon adoption, NJNG recognized a transition adjustment and corresponding regulatory asset representing the difference between NJNG's existing deferred tax amounts compared with the deferred tax amounts calculated in accordance with the change in method prescribed by ASC 740. NJNG recovers the regulatory asset associated with these tax impacts through future base rates, without interest.

New Jersey Clean Energy Program (NJCEP)

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU and all New Jersey utilities are required to share in the funding obligation. NJNG recovers the costs associated with its NJCEP obligation, including interest, through its Societal Benefits Clause (SBC) rate rider.

Energy Efficiency Program (EE)

NJNG administers certain programs that supplement the states' NJCEP and that allows NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through an EE rate rider, as approved by the BPU, over a four to ten year period depending upon the initiative.

Postemployment and Other Benefit Costs

Represents NJNG's underfunded postemployment benefit obligations that the Company began recognizing in fiscal 2006, and revalues each year, as a result of changes in the accounting provisions of ASC 715, Compensation and Benefits, as well as a fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare D, both of which are deferred as regulatory assets and are recoverable, without interest, in base rates. See Note 10. Employee Benefit Plans.

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG's SBC, as discussed further below, and NJNG's compliance with federal and state mandated pipeline integrity management (PIM) provisions. NJNG's related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval, in its next base rate case. NJNG is limited to recording a regulatory asset that does not exceed $700,000 per year. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customers' gas costs when the net cumulative liability exceeds $1 million.

Cost of Removal Obligation

NJNG accrues and collects for cost of removal in base rates. A regulatory liability represents collections in excess of actual expenditures, which the Company will return to customers over approximately 48 years, through a reduction in the depreciation expense component of NJNG's base rates, as approved by the BPU in NJNG's last base rate case.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is a description of regulatory proceedings during fiscal 2010 and 2011:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during the fiscal year period to adjust residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. During fiscal 2010, NJNG provided refunds and bill credits of approximately $110.4 million to NJNG's residential and small commercial customers due to a decline in the wholesale price of natural gas. Commodity prices have since stabilized, therefore, there were no refunds or rate adjustments during fiscal 2011.

Concurrent with the annual BGSS filing, NJNG also files for an annual review of its CIP. The CIP was initially approved as a three-year program through September 2009. During fiscal 2010 the BPU approved an extension of the program through September 30, 2013. NJNG's annual BGSS and CIP filings are summarized as follows:

•
June 2009 BGSS/CIP filing - In June 2010, the BPU issued their final order approving NJNG's BGSS rate reduction of 17.2 percent for the average residential heating customer for fiscal 2010 and NJNG's recovery of $6.9 million of CIP rates representing amounts accrued and estimated through September 2009.

•
June 2010 BGSS/CIP filing - The BPU approved NJNG's request to reduce rates for a 3.5 percent decrease for the average residential heating customer related to the BGSS rate effective September 16, 2010. This offsets NJNG's request for an increase in the CIP recovery rate, approved by the BPU effective October 1, 2010, allowing for a total annual recovery of $12.1 million representing CIP amounts accrued and estimated through September 30, 2010. The BPU issued their final order approving this filing in April 2011.

•
June 2011 BGSS/CIP filing - NJNG proposed to reduce BGSS rates 9.1 percent for the average residential heating customer as a result of cost control and natural gas purchasing strategies, as well as lower natural gas prices. In addition, NJNG requested approval to modify its CIP recovery rates resulting in a decrease to the total annual recovery of $3 million. The proposed CIP rates result in an increase to all classes except residential heat, which represents a decrease. In September 2011, the BPU approved the changes effective October 1, 2011, on a provisional basis.

On November 17, 2011, NJNG notified the BPU that it will provide bill credits of approximately $71.2 million to NJNG's residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. This refund to customers is currently classified as customers' credit balances and deposits on the Company's Consolidated Balance Sheets.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and Financial Risk Management (FRM) programs. In August 2011, the BPU approved an extension of NJNG's BGSS incentive programs for four years through October 31, 2015, maintaining the existing margin-sharing percentages. This agreement also permits the Company to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation.

Accelerated Infrastructure Programs (AIP)

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated pipeline integrity.

During fiscal 2009, NJNG implemented its AIP, commencing construction on fourteen infrastructure projects at a BPU approved cost of $70.8 million (AIP I). AIP was initially approved by the BPU as a two-year program, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. During fiscal 2011, the BPU approved an extension to NJNG's AIP, allowing for additional capital investments of $60.2 million (AIP II) to be made through October 31, 2012. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers these investments through its base rates. Annual filings include the following:

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
June 2010 AIP filing - NJNG requested approval of its AIP expenditures for capital improvements during the period from August 2009 through August 31, 2010, which was approved by the BPU in September 2010, permitting an increase of $4.2 million in base rate revenue, including an overall weighted average cost of capital of 7.76 percent, effective October 1, 2010.

•
June 2011 AIP filing - NJNG filed for AIP base rate cost recovery, which represented an increase of $4.7 million to $8.9 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems. A settlement was reached and approved by the BPU effective October 1, 2011. The rate changes included a weighted average cost of capital of 7.12 percent for AIP II. The existing weighted average cost of capital for AIP I remained the same. An additional filing will be submitted in October 2012, requesting base rate changes to be effective in January 1, 2013.

Energy Efficiency Programs (EE)

NJNG commenced its EE programs during fiscal 2009, allowing it to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. The BPU initially approved program expenditures and recovery of approximately $21.1 million over a four year-period, to facilitate home energy audits and to provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. In September 2010, NJNG received BPU approval for recovery of an additional $9.6 million in energy efficiency investments, effective January 1, 2011, to be recovered over a five to ten-year period, depending on the rebate or financing initiative. The approval allowed for an extension of certain existing initiatives, as well as new or expanded funding incentives for commercial customers. In January 2011, NJNG notified the BPU that its proposed solar incentive component was withdrawn. On July 15, 2011, NJNG filed a separate EE petition to extend its current EE Programs through December 31, 2012. As of September 30, 2011, NJNG has spent a total of $26.1 million related to these initiatives.

The EE Program investments and costs are filed with the BPU on an annual basis and include the following:

•	June 2010 EE filing - NJNG requested that the existing EE Rider rate be maintained in anticipation of the its planned request for BPU approval of additional program expenditures, as noted above.

•	June 2011 EE filing - NJNG requested that the existing EE rate remain the same through an amended filing on July 15, 2011.

Societal Benefits Clause (SBC)

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, manufactured gas plant (MGP) remediation, and the NJCEP. NJNG has submitted the following filings to the BPU, which includes a report of program expenditures incurred each program year:

•
June 2010 SBC filing - NJNG filed an application to maintain the existing MGP factor and NJCEP rate. In November 2011, NJNG, the BPU and Rate Counsel executed a stipulation agreeing to maintain the existing MGP and NJCEP rates. In addition, natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF rate to be effective October 1, 2010. Effective November 1, 2010, the BPU approved the recovery of the USF program year budget, resulting in an overall increase to the average monthly bill of a residential heating customer by 0.03percent, and the recovery of deferred USF administrative costs.

•	June 2011 USF filing - NJNG filed for a 0.1 percent decrease in the annual USF recovery rate, which was approved by the BPU, effective November 1, 2011.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Other Regulatory Initiatives

On June 16, 2011, NJNG submitted a filing with the BPU seeking authority to invest up to $15 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. If approved, NJNG would begin construction of the stations and complete them by no later than December 31, 2012. NJNG would submit a cost recovery filing to the BPU in October 2012, requesting a base rate change to be effective in early 2013. Proceeds from the delivery of the associated natural gas, along with any available federal and state incentives, are proposed to be credited back to customers to help offset the cost of this investment.

4.	DERIVATIVE INSTRUMENTS

The Company and certain of its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and certain of its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value in the Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments. See Note 5. Fair Value.

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, in the Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and (losses) are recognized in gas purchases in the Consolidated Statements of Operations.

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

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities in the Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff.

The Company elects normal purchase/normal sale accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains or (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

Realized and unrealized gains and (losses) related to NJR Energy's financial derivatives, which have expired, were recorded as a component of operating revenues during fiscal 2010.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Consolidated Balance Sheets as of September 30:

		Fair Value
		2011		2010
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$153	$8	$15	$—
	Derivatives - noncurrent	127	6	10	—
Fair value of derivatives designated as hedging instruments		$280	$14	$25	$—

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$5,424	$13,258	$9,952	$24,724
	Derivatives - noncurrent	2	620	—	1,725
NJRES:
Physical forward commodity contracts	Derivatives - current	33,240	10,570	18,566	5,879
	Derivatives - noncurrent	4,450	781	5,482	179
Financial commodity contracts	Derivatives - current	61,521	44,862	106,653	47,844
	Derivatives - noncurrent	1,936	4,934	2,465	3,736
Fair value of derivatives not designated as hedging instruments		$106,573	$75,025	$143,118	$84,087
Total fair value of derivatives		$106,853	$75,039	$143,143	$84,087

At September 30, 2011, the gross notional amount of the foreign currency transactions was approximately $7.6 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

NJRES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas for injection into storage and the subsequent sale of physical gas at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is sold. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of NJRES, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2011	2010	2009
NJRES:
Physical commodity contracts	Operating revenues	$41,538	$40,392	$8,762
Physical commodity contracts	Gas purchases	6,474	(3,608)	20,907
Financial commodity contracts	Gas purchases	(7,008)	89,987	33,529
Subtotal NJRES		41,004	126,771	63,198
NJR Energy:
Financial commodity contracts	Operating revenues	—	(509)	(9,899)
Total NJRES and NJR Energy unrealized and realized gains (losses)		$41,004	$126,262	$53,299

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Not included in the previous table, are (losses) associated with NJNG's financial derivatives that totaled $(15.1) million, $(34.5) million and $(32.8) million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. These derivatives are part of its risk management activities that relate to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedge are recorded in OCI and, upon settlement of the contracts, realized gains and losses are reclassified from OCI to gas purchases in the Consolidated Statements of Operations. The following table reflect the effect of derivative instruments designated as cash flow hedges on OCI as of September 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in cash flow hedging relationships:	2011	2010 (2)	2011	2010 (2)	2011	2010 (2)
Foreign currency contracts	$241	$(144)	$119	$5	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $144,000 from OCI into earnings. The maximum tenor is November 2013.

(2)
NJRES began hedging its foreign currency exposure in May 2010, therefore, amounts for fiscal 2010 only include gains and losses for May 2010 through September 2010 and is not comparative to fiscal 2011.

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2011	2010
NJNG	Futures	23.7	20.8
	Swaps	(1.8)	(8.7)
	Options	1.1	—
NJRES	Futures	(13.8)	(13.0)
	Swaps	(41.9)	(7.3)
	Options	—	0.6
	Physical	58.3	36.1

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances as of September 30, by company, are as follows:

(Thousands)	Balance Sheet Location	2011	2010
NJNG broker margin deposit	Broker margin - Current assets	$11,722	$19,241
NJRES broker margin deposit	Broker margin - Current assets (liabilities)	$10,873	$(28,459)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2011. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$143,486
Noninvestment grade	7,771
Internally rated investment grade	26,708
Internally rated noninvestment grade	9,858
Total	$187,823

Conversely, certain of NJNG's and NJRES' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. NJNG's credit rating, with respect to S&P, reflects the overall corporate credit profile of NJR. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2011 and 2010, is $4.1 million and $7.4 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2011 and 2010, the Company would have been required to post an additional $1.7 million and $5.5 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

Subsequent Event

MF Global Inc. (MF Global), a futures commission merchant and broker/dealer entity, was NJRES' clearing broker through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). On October 31, 2011, the Securities Investor Protection Corporation announced that it initiated the liquidation of MF Global under the Securities Investor Protection Act (SIPA). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our clearing broker, MF Global, is required to hold on our behalf in a segregated account. While MF Global disclosed to the CME on October 31, 2011, that it had a “significant shortfall” in its segregated customer accounts, subsequently on November 2, 2011, the CME Group, Inc., which owns the CME, publicly stated, in the MF Global liquidation proceedings that it believed the current estimated shortfall was roughly 11 percent. On November 21, 2011, the SIPA Trustee for MF Global has stated in a Press Release that the shortfall may be twice as large and that any estimate of the shortfall at this time is premature.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of the close of business on November 3, 2011, NJRES had $27.8 million of margin attributable to its account with MF Global, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. Between November 4 and November 23, 2011, all of NJRES' open positions were transferred to its new clearing broker accounts along with $3.6 million of the margin related to CME positions. The SIPA Trustee is attempting to locate and return any missing funds to clients.

NJR intends to vigorously prosecute its claims to recover all of its funds in the MF Global liquidation proceedings, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities, is based on quoted market prices for similar issues and is as follows:

	September 30,
(Thousands)	2011	2010
Carrying value	$434,372	$460,182
Fair market value	$471,022	$495,035

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

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets; NJR's Level 1 assets and liabilities include exchange traded futures contracts, listed equities, and money market funds.

Level 2
Price data, which includes both commodity and basis price data other than Level 1 quotes, that is observed either directly or indirectly from publications or pricing services; NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. These additional adjustments are not considered significant to the ultimate recognized values.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2011:
Assets:
Physical forward commodity contracts	$—	$37,690	$—	$37,690
Financial derivative contracts - natural gas	25,617	43,266	—	68,883
Financial commodity contracts - foreign exchange	—	280		280
Available for sale equity securities - energy industry (1)	10,348	—	—	10,348
Other	2,820	—	—	2,820
Total assets at fair value	$38,785	$81,236	$—	$120,021

Liabilities:
Physical forward commodity contracts	$—	$11,351	$—	$11,351
Financial commodity contracts - natural gas	23,715	39,959	—	63,674
Financial commodity contracts - foreign exchange	—	14	—	14
Other	616	—	—	616
Total liabilities at fair value	$24,331	$51,324	$—	$75,655

As of September 30, 2010:
Assets:
Physical forward commodity contracts	$—	$24,048	$—	$24,048
Financial derivative contracts - natural gas	58,824	60,246	—	119,070
Financial commodity contracts - foreign exchange	—	25	—	25
Available for sale equity securities - energy industry (1)	10,290	—	—	10,290
Other	947	—	—	947
Total assets at fair value	$70,061	$84,319	$—	$154,380

Liabilities:
Physical forward commodity contracts	$—	$6,058	$—	$6,058
Financial derivative contracts - natural gas	38,497	39,532	—	78,029
Other	936	—	—	936
Total liabilities at fair value	$39,433	$45,590	$—	$85,023

(1)	Included in other noncurrent assets in the Consolidated Balance Sheets.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Consolidated Statements of Operations.

NJR's investments in equity investees include the following investments as of September 30:

(Thousands)	2011	2010
Steckman Ridge	$135,130	$134,359
Iroquois	23,933	24,585
Total	$159,063	$158,944

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2011, the investment of Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

The following is the summarized financial information for Steckman Ridge and Iroquois for fiscal years ended September 30:

(Thousands)	2011	2010	2009
Steckman Ridge
Operating revenues	$29,172	$25,910	$8,725
Operating income	$21,767	$18,568	$5,480
Net income	$20,053	$16,772	$4,262
Current assets	$10,236	$6,553	$10,937
Noncurrent assets	$247,943	$250,720	$250,186
Current liabilities	$1,046	$1,993	$11,715
Noncurrent liabilities	$140,811	$140,811	$135,011
Iroquois
Operating revenues	$202,581	$204,059	$195,185
Operating income	$111,540	$116,760	$111,703
Net income	$88,208	$83,359	$84,376
Current assets	$101,575	$102,585	$92,000
Noncurrent assets	$716,686	$746,286	$769,327
Current liabilities	$31,158	$33,664	$240,512
Noncurrent liabilities	$378,099	$394,627	$264,578

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2011	2010	2009
Net income , as reported	$101,299	$117,457	$27,242
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,359	41,364	42,119
Basic earnings per common share	$2.45	$2.84	$0.65
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,359	41,364	42,119
Incremental shares (1)	209	266	346
Weighted average shares of common stock outstanding-diluted	41,568	41,630	42,465
Diluted earnings per common share (2)	$2.44	$2.82	$0.64

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2011, 2010 and 2009.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

8.	DEBT

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2011	2010
NJNG
First mortgage bonds:		Maturity date:
Variable	Series AA	August 1, 2030	$—	$25,000
Variable	Series BB	August 1, 2030	—	16,000
6.88%	Series CC	October 1, 2010	—	20,000
Variable	Series DD	September 1, 2027	—	13,500
Variable	Series EE	January 1, 2028	—	9,545
Variable	Series FF	January 1, 2028	—	15,000
Variable	Series GG	April 1, 2033	—	18,000
5.00%	Series HH	December 1, 2038	12,000	12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	—
Variable	Series NN	August 1, 2035	41,000	—
Variable	Series OO	August 1, 2041	46,500	—
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation-Buildings		June 1, 2021	23,314	24,611
Capital lease obligation-Meters		Various dates	30,683	34,962
Capital lease obligation-Equipment		December 1, 2013	530	764
Less: Current maturities of long-term debt			(7,575)	(31,257)
Total NJNG long-term debt			376,797	378,925
NJR
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
Total NJR long-term debt			50,000	50,000
Total long-term debt			$426,797	$428,925

Annual long-term debt redemption requirements, excluding capital leases, are as follows (in millions):

September 30,	Redemption
2012	$—
2013	$—
2014	$60.0
2015	$—
2016	$—
Thereafter	$319.8

NJNG First Mortgage Bonds

NJNG's mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG's common stock that apply as long as certain series of First Mortgage Bonds are outstanding. Under the most restrictive provision, $288 million of NJNG's retained earnings were available for such purposes at September 30, 2011.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Through September 7, 2011, NJNG was obligated with respect to several loan agreements securing six series of variable rate bonds issued by the New Jersey Economic Development Authority (NJEDA) totaling $97 million. These bonds were commonly referred to as auction-rate securities (ARS) and had an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction was held for the purposes of determining the interest rate of the securities. The interest rates associated with NJNG's variable-rate debt were based on the rates of the related ARS. Through their subsequent redemption, all of the auctions surrounding the ARS had failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions did not signify or constitute a default on NJNG, the ARS did impact NJNG's borrowing costs of the variable-rate debt.

On August 29, 2011, due to the lack of liquidity in the market for ARS, and the resulting exposure of NJNG to the LIBOR-based maximum rate, NJNG completed a refunding of the ARS, whereby the NJEDA issued three series of Variable Rate Demand Notes (VDRN) with a total principal amount of $97 million and maturity dates ranging from September 2027 to August 2041. The proceeds from the issuance of the VRDN were used to refund the entire $97 million principal amount of ARS, which were retired upon redemption. The First Mortgage Bonds were canceled upon the redemption of the EDA ARS and the corresponding loan agreements were terminated and replaced with a new loan agreement securing the payment of principal and interest on the VRDNs by NJNG. Costs associated with the issuance of the VRDNs, as well as remaining unamortized debt costs associated with the ARS, will be amortized over the life of the VRDNs in accordance with ASC 980, Regulated Operations, therefore, there was no impact to income upon extinguishment of the ARS.

The rates on these types of investments are generally correlated with the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index and will initially accrue interest at a daily rate, with a maximum rate of 12 percent per annum. As of September 30, 2011, the interest rate on these securities was 0.16 percent.

VRDNs are sold to investors on a daily basis with the interest rate set by the remarketing agent. In the case where the remarketing agent is unable to sell the VRDNs to an investor on a given day, NJNG would be required to repurchase the EDA Bonds. Therefore, in conjunction with the issuance of the EDA Bonds, NJNG entered into a $100 million four-year credit facility, which expires on August 31, 2015, to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. There would be no increase in debt if this were to occur.

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds.

NJNG Sale-Leasebacks

NJNG's master lease agreement for its headquarters building has a twenty-five and a half-year term that expires in June 2021, with two five-year renewal options. The present value of the agreement's minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in utility plant and long-term debt, respectively, on the Consolidated Balance Sheets.

NJNG received $5.9 million, $4.9 million and $6.3 million for fiscal 2011, 2010 and 2009, respectively, in connection with the sale-leaseback of its natural gas meters. During the fourth quarter of fiscal 2011, NJNG exercised an early purchase option with respect to a meter lease by making a final principal payment of $3.9 million. This sale-leaseback program is expected to continue on an annual basis.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for capital lease payments, as of the fiscal year end are as follows (in millions):

Fiscal Year Ended September 30,	Lease Payments
2012	$9.5
2013	9.9
2014	9.0
2015	8.9
2016	9.5
Thereafter	23.1
Subtotal	69.9
Less: interest component	(15.4)
Total	$54.5

NJR Debt

NJR had no long-term variable-rate debt outstanding at September 30, 2011 and 2010.

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

	September 30,
(Thousands)	2011	2010
NJR
Debt shelf facilities (1)	$175,000	$—
Bank credit facilities (2)	$325,000	$325,000
Amount outstanding at end of period	$132,850	$140,600
Weighted average interest rate at end of period	0.54%	0.64%
NJNG
Bank credit facility dedicated to EDA Bonds (2)	$100,000	$—
Bank credit facilities (2)	$200,000	200,000
Amount outstanding at end of period	$26,500	$7,000
Weighted average interest rate at end of period	0.24%	0.26%

(1)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(2)	Committed credit facilities, which require commitment fees on the unused amounts.

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012. As of September 30, 2011, NJR had $132.9 million in borrowings outstanding under the facility.

On January 11, 2011, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was terminated by NJR on February 22, 2011. The additional credit line, was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that could have arisen in NJRES' normal course of business.

NJR entered into two new unsecured, uncommitted private placement debt shelf note agreements in the third quarter of fiscal 2011. The first agreement was entered into on May 12, 2011, in the amount of $100 million, and expires on May 10, 2013. The second agreement became effective on June 30, 2011, in the amount of $75 million, and expires on June 30, 2014. Notes issued under these agreements will be guaranteed by certain unregulated subsidiaries of the Company. The additional credit lines will be used for general corporate purposes, including working capital and capital expenditures. As of September 30, 2011, NJR had no borrowings outstanding under these agreements.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2011, NJR has six letters of credit outstanding totaling $34.3 million. Three of the letters of credit, which total $30.1 million, are on behalf of NJRES. Two letters of credit are on behalf of NJRCEV totaling $3.6 million and another is on behalf of CR&R in the amount of $675,000. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Two of NJRES' letters of credit are used to secure the purchase and/or sale of natural gas; one expires on December 31, 2011, and the other expires on February 1, 2012. A third NJRES letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2011. CR&R's letter of credit supports development activities and expires on November 27, 2012. NJRCEV' letters of credit secure construction of a ground-mounted solar project and expire on June 22, 2012 and June 28, 2012.

NJNG

NJNG had a $200 million revolving unsecured committed credit facility, which was due to expire in December 2012. On August 24, 2011, NJNG replaced the facility with a new $200 million unsecured committed credit facility expiring August 2014. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. As of September 30, 2011, NJNG had $26.5 million in borrowings outstanding under the facility.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or NJR private placement debt shelf facilities.

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan (2007 Plan) replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2011, 1,864,650 and 71,962 shares remain available for future issuance to employees and directors, respectively.

In fiscal 2011, included in operation and maintenance expense is $2.8 million related to stock-based compensation compared with $2.7 million and $3.1 million in fiscal 2010 and fiscal 2009, respectively. As of September 30, 2011, there remains $3.1 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two and a quarter years.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2011	2010	2009
Stock-based compensation expense:
Stock options	$—	$—	$148
Performance shares	915	813	475
Restricted stock	1,932	1,841	2,477
Compensation expense included in Operation and Maintenance expense	2,847	2,654	3,100
Income tax benefit	(1,163)	(1,084)	(1,274)
Total, net of tax	$1,684	$1,570	$1,826

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	579,143	$24.66
Granted	—	—
Exercised	(245,107)	$22.38
Forfeited	(575)	$18.11
Outstanding at September 30, 2009	333,461	$26.36
Granted	—	—
Exercised	(68,307)	$23.20
Forfeited	(2,026)	$18.32
Outstanding at September 30, 2010	263,128	$27.24
Granted	—	—
Exercised	(152,448)	$26.86
Forfeited	(917)	$18.11
Outstanding at September 30, 2011	109,763	$27.84
Exercisable at September 30, 2011	109,763	$27.84
Exercisable at September 30, 2010	263,128	$27.24
Exercisable at September 30, 2009	333,461	$26.36

For the stock options listed above, there are no costs related to unvested options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2011:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$20.05 - $26.00	26,638	3.3	$21.55	$560
$26.01 - $29.00	23,250	5.5	$28.68	$323
$29.01 - $30.37	59,875	5.6	$30.31	$734
Total	109,763	5.0	$27.84	$1,617

Performance Shares

In fiscal 2011, the Company granted to various officers 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. In fiscal 2010, the Company granted to various officers 29,865 performance shares, which are market condition awards and 24,312 performance shares, which are subject to meeting certain performance milestones (performance conditions). Both performance share grants vest on September 30, 2012, subject to certain conditions. There is $1.6 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the 2007 Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2008	61,980	$31.84
Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2009	61,980	$31.84
Granted	54,177	$30.05
Vested (2)	(55,905)	$31.84
Cancelled/forfeited	(9,777)	$31.04
Non-vested and outstanding at September 30, 2010	50,475	$31.07
Granted	56,325	$26.24
Vested	—	$—
Cancelled/forfeited	(773)	$29.74
Non-vested and outstanding at September 30, 2011	106,027	$28.04

(1)
The number of common shares issued related to performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company's achievement of performance goals associated with NJR total shareowner return relative to a selected peer group of companies.

(2)
The number of common shares related to performance shares earned as of September 30, 2010, was 135 percent , or 75,472 shares. The number represented on this line is the target number of 100 percent. See footnote (1) above.

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

Restricted Stock

In fiscal 2011, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first occurring on October 15, 2011, and 25,535 restricted shares, all of which will vest on November 17, 2013. In fiscal 2010, the Company issued 24,312 shares of restricted stock, which vest in three equal installments, the first installment having occurred on October 15, 2010. Also, in fiscal 2009, the Company issued 46,500 shares of restricted stock, two-thirds of which vested in October 2009 and one-third of which vested in October 2010 subsequent to meeting certain performance milestones. Also, in fiscal 2009, 1,500 shares were issued, which vest in two equal installments, the first having occurred in April 2010. Also, in fiscal 2010 and 2009 the Company issued 24,312 and 115,211 shares of restricted stock, respectively, that vested immediately, of which 106,730 were retention grants with distribution deferred until fiscal 2012. There is $1.5 million of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two and a quarter years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the 2007 Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2008	102,801	$31.80	—
Granted	163,211	$34.00	—
Vested	(154,215)	$(34.49)	$5,592
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2009	111,797	$31.30	—
Granted	24,312	$36.42	—
Vested	(74,888)	$(31.28)	$2,749
Cancelled/forfeited	(4,856)	$(33.00)	—
Non-vested and outstanding at September 30, 2010	56,365	$33.40	—
Granted	62,149	$40.74	—
Vested	(41,201)	$(32.29)	$1,723
Cancelled/forfeited	(216)	$(36.42)	—
Non-vested and outstanding at September 30, 2011	77,097	$39.90	—

10.	EMPLOYEE BENEFIT PLANS

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

Defined benefit plan benefits are based on years of service and average compensation during the highest sixty consecutive months of employment.

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

The Company's funding policy for its pension plans is to contribute at least the minimum amount required by the ERISA, as amended. In fiscal 2011 and 2010, the Company had no minimum funding requirements; however, the Company made discretionary contributions to the pension plans during fiscal 2011 and 2010 totaling $4.9 million and $14.5 million, respectively. The Company plans to make an additional discretionary contribution of $20 million in December 2011.The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $6.5 million and $4.8 million, respectively, in fiscal 2011 and 2010 and estimates that it will contribute between $5 million to $6 million over the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D, for which the Company qualifies for federal subsidies. As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal 2014 the tax deduction available to the Company will be reduced to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, the Company recorded a non-cash, after-tax adjustment of approximately $3.2 million, of which, approximately $2.4 million, relates to NJNG. Since the Company believes the amount is recoverable through the regulatory process, NJNG has recognized a regulatory asset of $2.4 million. In addition, the regulatory asset was grossed up by $1.6 million associated with the recovery of NJNG's income taxes. The non-cash, after-tax charge to the Company 's non-regulated activities was $792,000.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized in the Consolidated Balance Sheets:

	Pension (1)		OPEB
(Thousands)	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$155,189	$133,839	$89,279	$78,292
Service cost	4,775	3,969	3,345	2,814
Interest cost	8,378	8,196	4,845	4,819
Plan participants' contributions	48	48	16	9
Actuarial loss	8,342	14,439	3,637	5,333
Benefits paid, net of retiree subsidies received	(5,584)	(5,302)	(2,056)	(1,988)
Benefit obligation at end of year	$171,148	$155,189	$99,066	$89,279
Change in plan assets
Fair value of plan assets at beginning of year	$122,865	$100,639	$27,644	$22,195
Actual return on plan assets	1,933	12,864	(556)	2,768
Employer contributions	5,027	14,616	6,497	4,784
Benefits paid, net of plan participants' contributions	(5,536)	(5,254)	(2,157)	(2,103)
Fair value of plan assets at end of year	$124,289	$122,865	$31,428	$27,644
Funded status	$(46,859)	$(32,324)	$(67,638)	$(61,635)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit liability
Current	$(75)	$(119)	$(117)	$(97)
Non-current	(46,784)	(32,205)	(67,521)	(61,538)
Total	$(46,859)	$(32,324)	$(67,638)	$(61,635)

(1)	Includes the Company's Pension Equalization Plan.

The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to its regulated utility and to accumulated other comprehensive income for the portion of the liability related to its non-regulated operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets			Accumulated Other Comprehensive Income
	Pension	OPEB		Pension	OPEB
Balance at September 30, 2009	$57,140	$37,784		$14,366	$8,477
Amounts arising during the period:
Net actuarial loss (gain)	7,669	3,162		4,212	1,342
Amounts amortized to net periodic costs:
Net actuarial (loss)	(2,205)	(1,842)		(517)	(437)
Prior service cost	(39)	(68)		(16)	(7)
Net transition obligation	—	(286)		—	(70)
Balance at September 30, 2010	$62,565	$38,750	(1)	$18,045	$9,305
Amounts arising during the period:
Net actuarial loss (gain)	12,912	11,592		4,987	(4,927)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(3,087)	(2,063)		(859)	(549)
Prior service cost	(35)	(68)		(13)	(7)
Net transition obligation	—	(286)		—	(70)
Balance at September 30, 2011	$72,355	$47,925	(1)	$22,160	$3,752

(1)	Balance represents amounts recognized in accordance with ASC 715 and excludes $609,000 and $900,000 associated with a regulatory asset approved by the BPU for fiscal 2011 and 2010, respectively.

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2012 are as follows:

	Regulatory Assets			Accumulated Other Comprehensive Income
(Thousands)	Pension	OPEB		Pension	OPEB
Net actuarial gain (loss)	$3,848	$2,671	—	$1,167	$223
Prior service (cost) credit	37	19	—	9	6
Net transition obligation	—	286	—	—	70
Total	$3,885	$2,976	—	$1,176	$299

The accumulated benefit obligation (ABO) for the pension plans, including the Pension Equalization Plan exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets are as follows:

	Pension
(Thousands)	2011	2010
Projected benefit obligation	$171,148	$155,189
Accumulated benefit obligation	$151,590	$137,130
Fair value of plan assets	$124,289	$122,865

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension			OPEB
(Thousands)	2011	2010	2009	2011	2010	2009
Service cost	$4,775	$3,969	$2,712	$3,345	$2,814	$1,728
Interest cost	8,378	8,196	7,748	4,845	4,819	4,057
Expected return on plan assets	(11,490)	(10,306)	(8,753)	(2,472)	(1,939)	(1,996)
Recognized actuarial loss	3,946	2,722	554	2,612	2,279	1,067
Prior service cost amortization	48	56	56	75	76	78
Recognized net initial obligation	—	—	—	356	356	357
Net periodic benefit cost	$5,657	$4,637	$2,317	$8,761	$8,405	$5,291

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30, are as follows:

	Pension			OPEB
	2011	2010	2009	2011	2010	2009
Benefit costs:
Discount rate	5.5%	6.25%	7.75%	5.5%	6.25%	7.75%
Expected asset return	8.25%	8.25%	9.00%	8.25%	8.25%	9.00%
Compensation increase	2.50/3.25%	3.75%	3.75%	3.25%	3.75%	3.75%

Obligations:
Discount rate	5.25%	5.5%	6.25%	5.25%	5.5%	6.25%
Compensation increase	3.25%	2.50/3.25%	3.75%	3.25%	2.50/3.25%	3.75%

In selecting an assumed discount rate, the Company uses a modeling process that involves selecting a portfolio of high-quality corporate debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of the Company's expected future benefit payments. The Company considers the results of this modeling process, as well as overall rates of return on high-quality corporate bonds and changes in such rates over time, to determine its assumed discount rate.

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2011	2010	2009
HCCTR	8.2%	8.0%	8.0%
Ultimate HCCTR	4.8%	5.0%	5.0%
Year ultimate HCCTR reached	2019	2018	2018

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$17,193	$15,474	$13,181
Total service and interest cost	$1,751	$1,571	$1,083
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(13,792)	$(12,421)	$(10,617)
Total service and interest costs	$(1,367)	$(1,234)	$(859)

The Company's investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 6 percent greater than the assumed rate of inflation as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2012	Assets at
	Target	September 30,
Asset Allocation	Allocation	2011	2010	(1)
U.S. equity securities	39%	36%	39%
International equity securities	20	17	21
Fixed income	41	47	40
Total	100%	100%	100%

(1)	The allocation of assets excludes a contribution of $10.1 million made on September 30, 2010, that was not yet invested in accordance with the plan's investment policy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2012	$6,098	$2,808
2013	$6,340	$3,029
2014	$6,710	$3,372
2015	$7,061	$3,707
2016	$7,470	$4,073
2017 - 2021	$46,247	$27,297

The Company 's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 the Company qualifies for federal subsidies.

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2012	$198
2013	$218
2014	$233
2015	$251
2016	$271
2017 - 2021	$1,728

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension assets held in the master trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2011:
Assets:
Money market funds	$—	$—	$—	$—
Registered Investment Companies-
Equity Funds:
Large Cap Fund	18,754	—	—	18,754
Large Cap Index Fund	18,922	—	—	18,922
Small Cap Fund	6,505	—	—	6,505
World Equity Ex-US Fund	20,993	—	—	20,993
Fixed Income Funds:
Emerging Markets Debt Fund	6,145	—	—	6,145
High Yield Bond Fund	12,537	—	—	12,537
Long Duration Fund	40,433	—	—	40,433
Total assets at fair value	$124,289	$—	$—	$124,289
As of September 30, 2010:
Assets:
Money market funds	$10,100	$—	$—	$10,100
Registered Investment Companies-
Equity Funds:
Large Cap Fund	18,641	—	—	18,641
Large Cap Index Fund	18,129	—	—	18,129
Small Cap Fund	6,598	—	—	6,598
World Equity Ex-US Fund	23,600	—	—	23,600
Fixed Income Funds:
Emerging Markets Debt Fund	5,714	—	—	5,714
High Yield Bond Fund	11,284	—	—	11,284
Long Duration Fund	28,799	—	—	28,799
Total assets at fair value	$122,865	$—	$—	$122,865

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

OPEB assets held in the Master Trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2011:
Assets:
Money market funds	$1,593	$—	$—	$1,593
Registered Investment Companies-
Equity Funds:
Large Cap Fund	4,765	—	—	4,765
Large Cap Index Fund	4,825	—	—	4,825
Small Cap Fund	1,591	—	—	1,591
World Equity Ex-US Fund	5,550	—	—	5,550
Fixed Income Funds:
Core Fixed Income Fund	8,366	—	—	8,366
Emerging Markets Debt Fund	1,589	—	—	1,589
High Yield Bond Fund	3,149	—	—	3,149
Total assets at fair value	$31,428	$—	$—	$31,428
As of September 30, 2010:
Assets:
Money market funds	$6	$—	$—	$6
Registered Investment Companies-
Equity Funds:
Large Cap Fund	4,437	—	—	4,437
Large Cap Index Fund	4,469	—	—	4,469
Small Cap Fund	1,655	—	—	1,655
World Equity Ex-US Fund	5,416	—	—	5,416
Fixed Income Funds:
Core Fixed Income Fund	7,207	—	—	7,207
Emerging Markets Debt Fund	1,470	—	—	1,470
High Yield Bond Fund	2,984	—	—	2,984
Total assets at fair value	$27,644	$—	$—	$27,644

The Plan had no Level 2 or Level 3 fair value measurements during the two fiscal years and there have been no changes in valuation methodologies as of September 30, 2011. The following is a description of the valuation methodologies used for assets measured at fair value:

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

For represented NJRHS employees and other employees who are not eligible for participation in the defined benefit plan and for non-represented employees hired on or after October 1, 2009, the Company contributes between 2 percent and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf.

The amount expensed and contributed for the matching provision of the Savings Plan was $1.5 million in fiscal 2011, $1.4 million in fiscal 2010 and $1.2 million in fiscal 2009.

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2011	2010
Balance at October 1	$26,009	$25,097
Accretion	1,663	1,572
Additions	180	149
Retirements	(826)	(809)
Balance at period end	$27,026	$26,009

Accretion amounts are not reflected as an expense on NJR's Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2012	$1,754
2013	1,849
2014	1,931
2015	1,991
2016	2,051
Total	$9,576

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12.	INCOME TAXES

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows:

(Thousands)	2011	2010	2009
Statutory income tax expense	$48,638	$63,753	$13,516
Change resulting from
State income taxes	3,435	4,626	2,763
Depreciation and cost of removal	(2,558)	(1,986)	(2,191)
Investment tax credits (ITC)	(13,150)	(769)	(322)
Basis adjustment of solar assets due to ITC	2,266	91	—
Fin 48 (ASC 740) and other interest released	—	—	(1,272)
Other	(966)	(1,023)	(1,118)
Income tax provision	$37,665	$64,692	$11,376
Effective income tax rate	27.1%	35.5%	29.5%

The effective tax rate decreased to 27.1 percent for fiscal 2011 from 35.5 percent in fiscal 2010, due primarily to federal ITCs generated by NJRCEV's and NJRHS' solar investments placed into service in fiscal 2011.

The Income tax provision (benefit) from operations consists of the following:

(Thousands)	2011	2010	2009
Current
Federal	$14,566	$(7,343)	$26,860
State	6,618	(981)	7,603
Deferred
Federal	30,932	65,258	(17,713)
State	(1,301)	8,527	(5,052)
Investment tax credits	(13,150)	(769)	(322)
Income tax provision	$37,665	$64,692	$11,376

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2011	2010
Current
Overrecovered gas costs	$1,865	$—
Pension liability	15,202	9,260
Deferred service contract revenue	3,191	2,838
Other	2,669	2,382
Total current deferred tax assets	$22,927	$14,480
Underrecovered gas costs	$—	$(14,738)
Conservation incentive plan	(3,696)	(6,050)
Fair value of derivatives	(16,571)	(18,107)
Other	(1,162)	(1,141)
Total current deferred tax (liabilities)	$(21,429)	$(40,036)
Total net current deferred tax assets (liabilities)	$1,498	$(25,556)
Noncurrent
Unamortized investment tax credits	$3,353	$3,526
Other	6,557	5,149
Total noncurrent deferred tax assets	$9,910	$8,675
Pension/OPEB	$(20,116)	$(17,765)
Equity investments	(28,255)	(24,460)
Property related items	(258,501)	(212,825)
Remediation costs	(30,459)	(30,582)
Deferred gain	(330)	(11)
Fair value of derivatives	(31)	(1,583)
Total noncurrent deferred tax (liabilities)	$(337,692)	$(287,226)
Total net noncurrent deferred tax (liabilities)	$(327,782)	$(278,551)
Total net deferred tax (liabilities)	$(326,284)	$(304,107)

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

The Company's federal income tax returns through fiscal 2006 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. The IRS is examining returns for fiscal 2007 and fiscal 2008, which is expected to be completed during the second quarter of fiscal 2012.

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

NJRES amended its New Jersey State Income Tax returns for the periods ended September 30, 2004, 2005, 2006 and 2007, and requested refunds related to a dispute over certain rules surrounding a company's ability to apportion income away from the state. Discussions between NJR and the State of New Jersey on the interpretation of the apportionment rules and relevant case law were completed during fiscal 2011, resulting in a refund of approximately $4.3 million. Accordingly, in fiscal 2011, NJRES recognized a $4.3 million state tax benefit. After fees and federal income taxes, the net impact was $2.4 million, or $0.06 per share.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2011 and 2010, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $107 million at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to five years. Demand charges are based on established rates as regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

Commitments as of September 30, 2011, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2012	2013	2014	2015	2016	Thereafter
NJRES:
Natural gas purchases	$536,331	$149,972	$6,587	$—	$—	$—
Storage demand fees	35,554	19,023	12,624	7,725	4,000	7,875
Pipeline demand fees	48,701	26,752	13,860	10,767	9,097	17,428
Sub-total NJRES	$620,586	$195,747	$33,071	$18,492	$13,097	$25,303
NJNG:
Natural gas purchases	$19,128	$—	$—	$—	$—	$—
Storage demand fees	31,171	29,882	24,128	14,992	11,088	33,245
Pipeline demand fees	76,172	77,391	71,666	35,159	31,607	201,456
Sub-total NJNG	$126,471	$107,273	$95,794	$50,151	$42,695	$234,701
Total (1)	$747,057	$303,020	$128,865	$68,643	$55,792	$260,004

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Expenditures are estimated at $121.2 million in fiscal 2012, and $70 million for fiscal 2013, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Fiscal 2012 includes an estimate of $49.9 million related to AIP II construction costs and an estimate of $3.1 million for fiscal 2013.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. The Company currently estimates solar-related capital expenditures of $88 million during fiscal 2012, of which $75.5 million has been committed. These investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

As of September 30, 2011, the Company's future minimum lease payments under various operating leases will not be more than $2.3 million annually for the next five years and $5.7 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2011, there were NJR guarantees covering approximately $401 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company enters into agreements to lease vehicles, generally over a five-year term, that qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2011, the present value of the liability recognized on the Consolidated Balance Sheets is $621,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five manufactured gas plant (MGP) sites, dating back to gas operations in the late 1800s and early 1900s that contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the New Jersey Department of Environmental Protection (NJDEP), as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In April 2010, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2008, increasing the expected annual recovery from $17.7 million to approximately $20 million. As of September 30, 2011, $75.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

In September 2011, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $161.5 million to $278.5 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182.9 million on the Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

General

The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the ultimate disposition of these matters will not have a material effect on its financial condition, results of operations or cash flows.

14.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

As stated on Note 2. Summary of Significant Accounting Policies, effective October 1, 2010, NJR established Clean Energy Ventures as a new reportable segment to reflect the way it views and manages its capital investments in renewable energy projects primarily consisting of residential and commercial rooftop and ground mount solar projects. Consequently, the results of operations, assets and other financial information for Clean Energy Ventures, previously included in Retail and Other operations, are reported as Clean Energy Ventures. As required, prior year information for both Clean Energy Ventures and Retail and Other operations has been restated below to be consistent with current year presentation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in renewable energy projects; the Midstream Asset segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and general corporate activities.

Information related to the Company's various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2011	2010	2009
Operating revenues
Natural Gas Distribution
External customers	$971,724	$937,433	$1,082,001
Intercompany	—	8,047	—
Energy Services
External customers	1,996,997	1,671,655	1,496,628
Intercompany	55,306	13,389	2,114
Clean Energy Ventures
External customers	862	—	—
Segment subtotal	3,024,889	2,630,524	2,580,743
Retail and Other
External customers	39,626	30,216	13,831
Intercompany	334	335	177
Eliminations	(55,640)	(21,771)	(2,291)
Total	$3,009,209	$2,639,304	$2,592,460
Depreciation and amortization
Natural Gas Distribution	$33,140	$31,464	$29,417
Energy Services	61	153	205
Clean Energy Ventures	421	—	—
Midstream Assets	6	6	—
Segment subtotal	33,628	31,623	29,622
Retail and Other	742	644	706
Total	$34,370	$32,267	$30,328
Interest income (1)
Natural Gas Distribution	$1,133	$1,973	$2,779
Energy Services	9	15	570
Midstream Assets	901	933	523
Segment subtotal	2,043	2,921	3,872
Retail and Other	43	4	44
Eliminations	(870)	(907)	(496)
Total	$1,216	$2,018	$3,420

(1)	Included in other income in the Consolidated Statement of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2011	2010	2009
Interest expense, net of capitalized interest
Natural Gas Distribution	$14,875	$16,618	$18,706
Energy Services	995	1,439	322
Clean Energy Ventures	84	2	—
Midstream Assets	3,165	2,418	1,951
Segment subtotal	19,119	20,477	20,979
Retail and Other	504	774	353
Eliminations	—	—	(318)
Total	$19,623	$21,251	$21,014
Income tax provision (benefit)
Natural Gas Distribution	$40,322	$38,417	$39,729
Energy Services	3,281	23,250	(24,259)
Clean Energy Ventures	(11,604)	(410)	—
Midstream Assets	4,702	4,301	1,969
Segment subtotal	36,701	65,558	17,439
Retail and Other	1,033	(727)	(5,845)
Eliminations	(69)	(139)	(218)
Total	$37,665	$64,692	$11,376
Equity in earnings of affiliates
Midstream Assets	$14,904	$12,996	$6,886
Segment subtotal	14,904	12,996	6,886
Eliminations	(3,065)	(2,979)	267
Total	$11,839	$10,017	$7,153
Net financial earnings (loss)
Natural Gas Distribution	$71,322	$70,242	$65,403
Energy Services	18,583	24,814	31,179
Clean Energy Ventures	6,761	(593)	—
Midstream Assets	6,780	6,444	2,873
Segment subtotal	103,446	100,907	99,455
Retail and Other	3,087	857	1,666
Eliminations	—	—	(151)
Total	$106,533	$101,764	$100,970
Capital expenditures
Natural Gas Distribution	$101,993	$93,821	$81,246
Clean Energy Ventures	71,989	555	—
Segment subtotal	173,982	94,376	81,246
Retail and Other	3,549	3,003	388
Total	$177,531	$97,379	$81,634
Investments in equity method investees
Midstream Assets	$—	$4,300	$43,843
Total	$—	$4,300	$43,843

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

(Thousands)	2011	2010	2009
Consolidated net financial earnings	$106,533	$101,764	$100,970
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1)	23,320	(16,825)	39,254
Effects of economic hedging related to natural gas inventory, net of taxes	(18,086)	1,132	34,474
Consolidated net income	$101,299	$117,457	$27,242

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $130,000, and $228,000 for the fiscal years ended September 30, 2011 and 2010, respectively. There was no related intercompany transaction between NJNG and NJRES for fiscal 2009.

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

Net financial earnings is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile between GAAP and net financial earnings, current period unrealized gains and losses on the derivatives are excluded from net financial earnings as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2011	2010	2009
Assets at end of period:
Natural Gas Distribution	$1,942,691	$1,904,545	$1,797,165
Energy Services	400,882	432,380	327,532
Clean Energy Ventures	80,234	645	—
Midstream Assets	159,940	159,882	153,609
Segment subtotal	2,583,747	2,497,452	2,278,306
Retail and Other	87,066	85,219	69,411
Intercompany assets (1)	(21,369)	(19,538)	(26,687)
Total	$2,649,444	$2,563,133	$2,321,030

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of September 30, 2011, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2012. Additionally, NJRES and NJNG both have transportation capacity with Iroquois Gas Transmission that expires by March 2019 and January 2019, respectively. Demand fees expensed for Steckman Ridge and Iroquois Gas Transmission were $5.6 million during the fiscal year ended September 30, 2011. As of September 30, 2011, NJRES had fees payable of $237,000 and $389,000 to Steckman Ridge and Iroquois Gas Transmission, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010 through March 31, 2020, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during fiscal September 30, 2011 were $9.3 million. As of September 30, 2011, NJNG had fees payable to Steckman Ridge in the amount of $775,000.

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

A summary of financial data for each quarter of fiscal 2011 and 2010 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2011
Operating revenues	$713,152	$976,987	$648,169	$670,901
Gross margin(1)	$82,659	$136,572	$71,237	$36,520
Operating income (loss)	$40,263	$93,202	$27,182	$(17,646)
Net income (loss)	$24,509	$63,927	$20,374	$(7,511)
Earnings (loss) per share
Basic	$0.59	$1.55	$0.49	$(0.18)
Diluted	$0.59	$1.54	$0.49	$(0.18)
2010
Operating revenues	$609,546	$918,346	$479,894	$631,518
Gross margin(1)	$75,308	$104,635	$45,547	$131,120
Operating income (loss)	$85,385	$122,012	$(18,786)	$(486)
Net income (loss)	$51,902	$74,217	$(10,177)	$1,515
Earnings (loss) per share
Basic	$1.25	$1.79	$(0.25)	$0.04
Diluted	$1.24	$1.78	$(0.25)	$0.04

(1)
Gross margin consists of operating revenue less cost of goods sold and other direct expenses at NJR's unregulated subsidiaries and utility gross margin at NJNG, which includes natural gas revenues less natural gas purchases, sales tax, a TEFA and regulatory rider expenses.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2011. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption “Executive Officers of the Company.”

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

Because the Company's common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 18, 2011. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

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

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page 119

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I - Condensed financial information of registrant for each of the three years in the period ended September 30, 2011	116

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2011	118

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011, 2010 and 2009

STATEMENTS OF INCOME

(Thousands)
Fiscal years ended September 30,	2011	2010	2009
Operating revenues	$—	$—	$—
Operating expenses	10,138	9,213	9,159
Operating loss	10,138	9,213	9,159
Other income	10,580	9,960	9,980
Interest expense	442	748	276
(Loss) income before income taxes and equity in earnings of affiliates	—	(1)	545
Income tax (benefit) provision	(11)	57	230
Equity in earnings of subsidiaries	101,288	117,515	26,927
Net income	$101,299	$117,457	$27,242

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2011	2010	2009
Net cash provided by operating activities	$60,937	$40,370	$52,971

Net cash (used in) investing activities	$(54,568)	$(41,397)	$(80,269)

Cash flows (used in) from financing activities:
Payments of long-term debt	$(77)	$—	$(25,000)
Tax benefit from stock options exercised	2,007	669	1,686
Proceeds from common stock	13,704	6,487	16,441
Net proceeds from associated companies	54,538	79,361	5,187
Purchases of treasury stock	(10,193)	(29,650)	(30,670)
Payments of common stock dividends	(58,650)	(53,137)	(50,967)
Net (payments) proceeds of short-term debt	(7,750)	(2,800)	110,700
Cash flows (used in) from financing activities	$(6,421)	$930	$27,377
Change in cash and cash equivalents	$(52)	$(97)	$79
Cash and cash equivalents, beginning of year	57	154	75
Cash and cash equivalents, end of year	$5	$57	$154

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)

BALANCE SHEETS

(Thousands)
September 30,	2011	2010
ASSETS
Current assets	$3,018	$14,879
Investments	814,732	770,980
Intercompany receivable, net	139,193	124,807
Deferred charges and other assets	1,320	1,781
Total assets	$958,263	$912,447
CAPITALIZATION AND LIABILITIES
Current liabilities	$131,117	$134,662
Long-term debt	50,000	50,000
Deferred credits and other liabilities	889	2,302
Common stock equity	776,257	725,483
Total capitalization and liabilities	$958,263	$912,447

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), the unconsolidated condensed financial statements of New Jersey Resources Corporation (NJR) do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $58.7 million, $53.1 million and $51 million during fiscal 2011, 2010 and 2009, respectively.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2011, 2010 and 2009

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2011
Regulatory asset	$212	(71)	—	$141
Allowance for Doubtful Accounts	$2,993	4,865	(3,246)	$4,612
2010
Regulatory asset	$282	(70)	—	$212
Allowance for Doubtful Accounts	$6,064	3,307	(6,378)	$2,993
2009
Regulatory asset	$102	—	180	$282
Allowance for Doubtful Accounts	$4,580	9,588	(8,104)	$6,064

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 23, 2011
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 23, 2011	/s/ Laurence M. Downes	November 23, 2011	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 23, 2011	/s/ Lawrence R. Codey	November 23, 2011	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 23, 2011	/s/ Donald L. Correll	November 23, 2011	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 23, 2011	/s/ Robert B. Evans	November 23, 2011	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 23, 2011	/s/ M. William Howard, Jr.	November 23, 2011	/s/ George R. Zoffinger
	M. William Howard, Jr. Director		George R. Zoffinger Director

November 23, 2011	/s/ Jane M. Kenny
Jane M. Kenny Director

New Jersey Resources Corporation
Part IV

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
Thirtieth Supplemental Indenture, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.2(J) to the Annual Report on Form 10-K for the year ended September 30, 2003, as filed on December 16, 2003)

4.2(b)
Thirty-First Supplemental Indenture, dated as of October 1, 2005 (incorporated by reference to Exhibit 4.2(I) to the Annual Report on Form 10-K for the year ended September 30, 2005, as filed on November 29, 2005)

4.2(c)	Thirty-Second Supplemental Indenture, dated as of May 1, 2008 (incorporated by reference to Exhibit 4.2(i) to the Current Report on Form 8-K, as filed on May 20, 2008)

4.2(d)+	Thirty-Third Supplemental Indenture, dated as of August 1, 2011

4.3+
$200,000,000 Credit Agreement dated as of August 24, 2011, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Wells Fargo Bank, National Association, as Documentation Agents, and PNC Capital Markets LLC, as Lead Arranger.

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

4.4(a)	Amendment dated March 18, 2011,to the NJR Credit Agreement (incorporated by reference to Exhibit 4.4(a) to the Quarterly Report on Form 10-Q as filed on May 5, 2011)

4.5
$60,000,000 Note Purchase Agreement by and among NJNG and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.6
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.7
$125,000,000 Note Purchase Agreement dated as of May 15, 2008, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on May 20, 2008)

4.8
$100,000,000 Shelf Note Purchase Agreement dated as of May 12, 2011, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on May 17, 2011)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.9
$75,000,000 Shelf Note Purchase Agreement dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.10+	Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011

4.11+
$100,000,000 Credit Facility Agreement by and among New Jersey Natural Gas Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Lead Arranger, dated as of August 29, 2011

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*	Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers.

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

10.6(a)*	Schedule of Employee Continuation Agreements.

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on November 17, 2011)

10.8*
The Company's 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.10*	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.13*	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K, as filed on April 1, 2009)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.14*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement - TSR (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 4, 2010)

10.15*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement - NFE Growth (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 4, 2010)

10.16	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.17	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.18*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJRES and Stephen D. Westhoven dated as of December 31, 2008

10.19*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJNG and Kathleen T. Ellis dated as of December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on January 7, 2009)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, as filed on November 30, 2009).

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.
†    This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.