Form 10-Q
period 2011-12-31
NEW JERSEY RESOURCES CORP
filed 2012-02-08
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 3, 2012 was 41,476.807.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and Solar Renewable Energy Certificates (SRECs), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2012 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's 2011 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•	timing of qualifying for ITCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties; and

•	the impact of natural disasters, terrorist activities, and other extreme events.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2011	2010
OPERATING REVENUES
Utility	$191,374	$290,676
Nonutility	451,037	422,476
Total operating revenues	642,411	713,152
OPERATING EXPENSES
Gas purchases:
Utility	85,630	160,449
Nonutility	406,417	429,247
Operation and maintenance	38,945	37,416
Regulatory rider expenses	12,543	16,698
Depreciation and amortization	9,600	8,454
Energy and other taxes	14,058	20,625
Total operating expenses	567,193	672,889
OPERATING INCOME	75,218	40,263
Other income	527	445
Interest expense, net of capitalized interest	5,005	5,263
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	70,740	35,445
Income tax provision	16,037	13,853
Equity in earnings of affiliates	2,654	2,917
NET INCOME	$57,357	$24,509

EARNINGS PER COMMON SHARE
BASIC	$1.38	$0.59
DILUTED	$1.38	$0.59
DIVIDENDS PER COMMON SHARE	$0.38	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,434	41,280
DILUTED	41,651	41,510

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Net income	$57,357	$24,509
Unrealized gain on available for sale securities, net of tax of $(600) and $(286), respectively (1)	$869	$410
Net unrealized (loss) on derivatives, net of tax of $23 and $39, respectively	(40)	(69)
Adjustment to postemployment benefit obligation, net of tax of $(150) and $0, respectively	219	—
Other comprehensive income	$1,048	$341
Comprehensive income	$58,405	$24,850

(1)	Available for sale securities are included in other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2011	2010
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net income	$57,357	$24,509
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(27,474)	54,403
Depreciation and amortization	9,600	8,454
Allowance for equity used during construction	(42)	(18)
Allowance for bad debt expense	966	1,363
Deferred income taxes	37,724	357
Manufactured gas plant remediation costs	(2,099)	(897)
Equity in earnings of affiliates, net of distributions received	2,711	1,098
Cost of removal - asset retirement obligations	(341)	(291)
Contributions to postemployment benefit plans	(21,538)	(6,408)
Changes in:
Components of working capital	(144,912)	(220,930)
Other noncurrent assets	5,992	5,651
Other noncurrent liabilities	4,591	854
Cash flows (used in) operating activities	(77,465)	(131,855)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(19,395)	(26,692)
Solar equipment	(47,611)	(1,060)
Real estate properties and other	(89)	(85)
Cost of removal	(2,323)	(1,506)
Withdrawal from restricted cash construction fund	28	10
Cash flows (used in) investing activities	(69,390)	(29,333)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,248	3,014
Tax benefit from stock options exercised	62	68
Proceeds from sale-leaseback transaction	6,522	5,901
Payments of long-term debt	(1,198)	(21,573)
Purchases of treasury stock	(3,717)	—
Payments of common stock dividends	(14,946)	(14,023)
Net proceeds from short-term debt	157,250	193,525
Cash flows from financing activities	147,221	166,912
Change in cash and cash equivalents	366	5,724
Cash and cash equivalents at beginning of period	7,440	943
Cash and cash equivalents at end of period	$7,806	$6,667
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(74,161)	$(159,291)
Inventories	1,808	(29,360)
Recovery of gas costs	26,444	11,734
Gas purchases payable	(26,728)	35,809
Prepaid and accrued taxes	(1,218)	33,515
Accounts payable and other	(6,740)	(3,271)
Restricted broker margin accounts	3,468	(52,957)
Customers' credit balances and deposits	(72,625)	(56,495)
Other current assets	4,840	(614)
Total	$(144,912)	$(220,930)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$555	$1,383
Income taxes	$135	$93

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2011	September 30, 2011
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,612,633	$1,595,278
Real estate properties, solar and other, at cost	173,186	110,886
Total property, plant and equipment	1,785,819	1,706,164
Accumulated depreciation and amortization	(414,639)	(410,237)
Property, plant and equipment, net	1,371,180	1,295,927
CURRENT ASSETS
Cash and cash equivalents	7,806	7,440
Customer accounts receivable
Billed	256,461	209,266
Unbilled revenues	33,335	7,333
Allowance for doubtful accounts	(4,614)	(4,612)
Regulatory assets	28,194	17,630
Gas in storage, at average cost	292,127	294,475
Materials and supplies, at average cost	7,935	7,395
Prepaid taxes	60,256	54,311
Derivatives, at fair value	119,626	100,338
Restricted broker margin accounts	50,929	22,595
Deferred taxes	—	1,498
Other	18,763	14,698
Total current assets	870,818	732,367
NONCURRENT ASSETS
Investments in equity investees	157,277	159,063
Regulatory assets	423,216	434,185
Derivatives, at fair value	7,364	6,515
Other	22,779	21,387
Total noncurrent assets	610,636	621,150
Total assets	$2,852,634	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2011	September 30, 2011
CAPITALIZATION
Common stock equity	$820,512	$776,257
Long-term debt	431,550	426,797
Total capitalization	1,252,062	1,203,054
CURRENT LIABILITIES
Current maturities of long-term debt	8,182	7,575
Short-term debt	316,600	159,350
Gas purchases payable	225,963	252,691
Accounts payable and other	70,900	65,960
Dividends payable	15,744	14,912
Deferred and accrued taxes	5,505	778
Regulatory liabilities	31,077	4,633
New Jersey clean energy program	15,301	15,011
Derivatives, at fair value	79,313	68,698
Restricted broker margin accounts	31,802	—
Customers' credit balances and deposits	41,151	113,776
Total current liabilities	841,538	703,384
NONCURRENT LIABILITIES
Deferred income taxes	364,089	327,782
Deferred investment tax credits	6,146	6,227
Deferred revenue	6,165	7,633
Derivatives, at fair value	7,496	6,341
Manufactured gas plant remediation	182,900	182,900
Postemployment employee benefit liability	94,740	114,305
Regulatory liabilities	61,105	59,837
New Jersey clean energy program	3,498	5,133
Asset retirement obligation	27,125	27,026
Other	5,770	5,822
Total noncurrent liabilities	759,034	743,006
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$2,852,634	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 497,800 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company (NJRES) comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in renewable energy projects, including commercial and residential solar projects;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Energy Holdings segment (previously Midstream Assets);

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings and NJR Energy Corporation (NJR Energy) are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2011, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in NJR's 2011 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2012.

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage by company as of:

	December 31, 2011		September 30, 2011
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$134,994	21.6	$159,328	23.1
NJRES	157,133	46.3	135,147	36.8
Total	$292,127	67.9	$294,475	59.9

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

	Three Months Ended
	December 31,
($ in thousands)	2011	2010
AFUDC:
Debt	$44	$35
Equity	42	18
Total	$86	$53
Weighted average rate %	0.39%	0.27%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures. See Note 3. Regulation. Accordingly, other income included $246,000 and $251,000 for the three months ended December 31, 2011 and 2010, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	December 31,
(Millions)	2011	2010
Sales tax	$9.8	$15.8
TEFA (1)	2.2	2.9
Total	$12.0	$18.7

(1)	TEFA will be phased out over a three-year period commencing January 1, 2012.

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.8 million and $10.3 million as of December 31, 2011 and September 30, 2011, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $9.1 million ($5.4 million, after tax) and $7.7 million ($4.5 million, after tax) as of December 31, 2011 and September 30, 2011, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Accounts Receivable

The following table summarizes customer accounts receivable by company as of:

(Thousands)	December 31, 2011		September 30, 2011
NJNG (1)	$66,098	26%	$45,092	22%
NJRES	180,464	70	155,594	74
NJRCEV	49	—	69	—
NJRHS and other	9,850	4	8,511	4
Total	$256,461	100%	$209,266	100%

(1)	Does not include unbilled revenues of $33.3 million and $7.3 million as of December 31, 2011 and September 30, 2011, respectively.

Asset Retirement Obligations (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the three months ended December 31, 2011 and the twelve months ended September 30, 2011:

(Thousands)	December 31, 2011	September 30, 2011
Balance at October 1	$27,026	$26,009
Accretion	440	1,663
Additions	—	180
Retirements	(341)	(826)
Balance at period end	$27,125	$27,026

Accretion amounts are not reflected as an expense on NJR's Unaudited Condensed Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Unaudited Condensed Consolidated Balance Sheets.

Recent Updates to the Accounting Standards Codification (ASC)

Fair Value

In May 2011, the FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, clarifying certain guidance to ensure that U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) have the same fair value meaning, measurements and disclosure requirements. The amended guidance will become effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to ASC Topic 220, Comprehensive Income, allowing two alternatives for the presentation of comprehensive income, eliminating the option to present the components of comprehensive income (OCI) as a part of the statement of changes in stockholder's equity and requiring that reclassification adjustments from OCI to income be presented on the face of the financial statements. The amended guidance requires that comprehensive income, including the components of net income and OCI, be presented in either one statement or in two separate but consecutive statements. In December 2011, the FASB issued a subsequent amendment indefinitely deferring the provisions requiring reclassification adjustments out of OCI to be presented on the face of the financial statements. The other portions of the original update remain unchanged and became effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Effective September 30, 2011, NJR adopted the two-statement approach retrospectively. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Offsetting

In December 2011, the FASB issued an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of U.S. generally accepted accounting principles (U.S. GAAP) and those prepared on the basis of International Financial Reporting Standards (IFRS). The amended guidance will become effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

3.	REGULATION

NJNG is subject to cost-based regulation, therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility investment based on the BPU's approval, in accordance with accounting guidance applicable to regulated operations. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing amounts that are probable future expenditures as regulatory liabilities.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2011	September 30, 2011
Regulatory assets-current
Conservation Incentive Program	$1,812	$9,178
Derivatives, net	26,382	8,452
Total current	$28,194	$17,630
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$70,142	$75,646
Liability for future expenditures	182,900	182,900
Deferred income taxes	10,879	10,879
Energy Efficiency Program	14,264	11,906
New Jersey Clean Energy Program	18,799	20,144
Postemployment and other benefit costs	122,037	123,827
Other	4,195	8,883
Total noncurrent	$423,216	$434,185
Regulatory liability-current
Overrecovered gas costs	$31,077	$4,633
Total current	$31,077	$4,633
Regulatory liabilities-noncurrent
Cost of removal obligation	$60,704	$59,752
Other	401	85
Total noncurrent	$61,105	$59,837

NJNG's recovery of costs is facilitated through its base rates, Basic Gas Supply Service (BGSS) and other regulatory riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination. See Note 3. Regulation in Item 8. Financial Statements and Supplementary Data of NJR's 2011 Annual Report on Form 10-K for further discussion of NJNG's regulatory assets and liabilities and applicable recoveries.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent regulatory filings and/or actions include the following:

•
On June 1, 2011, NJNG filed its annual EE program rate filing with the BPU. On July 15, 2011, the annual filing was amended to request that the current rate remain the same. Also on July 15, 2011, NJNG filed a separate petition to extend its current EE program through December 31, 2012. On January 18, 2012, the BPU approved the extension with an additional $18.4 million of investments in customer incentives and financing earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent and $1 million of incentives related to customer conversions recoverable over a five-year amortization period.

•
On November 17, 2011, NJNG notified the BPU that it will provide bill credits of approximately $71.2 million to NJNG's residential and small commercial customers during December 2011 and January 2012, as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. Due to warmer-than-normal weather in this period, customers used lower volumes of natural gas than expected and received less credits. As a result of the decreased customer usage and continued lower-cost wholesale natural gas purchasing opportunities, on January 25, 2012, the BPU was notified that NJNG will extend the bill credits through February 2012. In total, customers are expected to receive approximately $91 million in credits during the three-month period.

•
On January 18, 2012, the BPU issued an Order approving NJNG's 2010 Societal Benefits Clause (SBC) filing, in which NJNG requested approval of its manufactured gas plant remediation expenditures incurred through September 30, 2009, as well as continuation of its existing overall SBC rate.

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

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, in the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and (losses) are recognized in gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to potential differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets, with changes in value recognized in current period earnings.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2011		September 30, 2011
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$143	$2	$153	$8
	Derivatives - noncurrent	82	20	127	6
Fair value of derivatives designated as hedging instruments		$225	$22	$280	$14

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$2,669	$29,051	$5,424	$13,258
	Derivatives - noncurrent	—	—	2	620
NJRES:
Physical forward commodity contracts	Derivatives - current	20,535	11,833	33,240	10,570
	Derivatives - noncurrent	3,333	2,818	4,450	781
Financial commodity contracts	Derivatives - current	96,279	38,427	61,521	44,862
	Derivatives - noncurrent	3,949	4,658	1,936	4,934
Fair value of derivatives not designated as hedging instruments		$126,765	$86,787	$106,573	$75,025
Total fair value of derivatives		$126,990	$86,809	$106,853	$75,039

At December 31, 2011, the gross notional amount of the foreign currency transactions was approximately $12.5 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2011	2010
NJRES:
Physical commodity contracts	Operating revenues	$(11,908)	$(16,469)
Physical commodity contracts	Gas purchases	4,275	3,709
Financial commodity contracts	Gas purchases	62,454	(28,271)
Total unrealized and realized gains (losses)		$54,821	$(41,031)

Not included in the previous table, are (losses) associated with NJNG's financial derivatives that totaled $(19.9) million and $(2.7) million for the three months ended December 31, 2011 and 2010, respectively. These derivatives are part of its risk management activities that relate to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and losses are reclassified from OCI to gas purchases in the Unaudited Condensed Consolidated Statements of Operations. The following table reflect the effect of derivative instruments designated as cash flow hedges on OCI as of:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
Derivatives in cash flow hedging relationships:	2011	2010	2011	2010	2011	2010
Foreign currency contracts	$(76)	$(144)	$13	$5	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $141,000 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2011	September 30, 2011
NJNG	Futures	21.9	23.7
	Swaps	(3.6)	(1.8)
	Options	1.0	1.1
NJRES	Futures	(23.3)	(13.8)
	Swaps	(10.2)	(41.9)
	Options	—	—
	Physical	28.4	58.3

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on the contract and a variable amount based on market price movements from the initial trade price. The Company maintains broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	December 31, 2011	September 30, 2011
NJNG	Broker margin - Current assets	$30,774	$11,722
NJRES	Broker margin - Current assets	$20,155	$10,873
NJRES	Broker margin - Current (liabilities)	$(31,802)	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2011. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$188,510
Noninvestment grade	23,824
Internally rated investment grade	40,072
Internally rated noninvestment grade	5,100
Total	$257,506

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011 and September 30, 2011, was $2.2 million and $4.1 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2011 and September 30, 2011, the Company would have been required to post an additional $600,000 and $1.7 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

Liquidation of Clearing Broker

MF Global Inc. (MFGI) and MF Global UK Limited (UKMF), which operated as futures commission merchants and broker/dealer entities of MF Global Holdings Ltd. (collectively with its affiliates, MF Global), were NJRES' clearing brokers through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our former clearing brokers, MFGI and UKMF, were required to hold on our behalf in segregated or secured accounts. MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. Shortly thereafter, on October 31, 2011, the Securities Investor Protection Corporation announced that it had initiated the liquidation of MFGI under the Securities Investor Protection Act (SIPA) in the U.S. and the High Court in the U.K. appointed special administrators to conduct the liquidation of UKMF. As recently as the January 12, 2012 public meeting of former MFGI customers and other creditors held in New York, the SIPA Trustee stated that the “Trustee's office does not know with certainty the extent of the potential segregation and compliance shortfalls, but our best estimate is that the figure could be $1.2 billion or more across all funds that should have been secured or segregated for commodities or securities customers both in the U.S. and abroad.” If the estimates of the various customer claims and shortfall are correct, it would represent an average loss to all customer claims of approximately 16.5 percent.

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. Between November 4 and November 23, 2011, all of NJRES' open positions were transferred to its new clearing broker accounts along with $3.6 million related to our CME positions. On December 15, 2011, an additional $4 million related to our CME positions was transferred to our new clearing broker. Accordingly, the remaining exposure as of December 31, 2011, is $20.2 million.

NJRES intends to vigorously prosecute its claims to recover all of its funds in the MFGI and UKMF liquidation proceedings, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities is as follows:

(Thousands)	December 31, 2011	September 30, 2011
Carrying value	$439,732	$434,372
Fair market value	$478,091	$471,022
NJR's debt does not trade in the public markets, therefore, NJR determines fair value based other debt instruments that have substantially similar maturity dates, credit ratings and terms and for which market data is available.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2011:
Assets:
Physical forward commodity contracts	$—	$23,868	$—	$23,868
Financial derivative contracts - natural gas	53,622	49,275	—	102,897
Financial commodity contracts - foreign exchange	—	225	—	225
Available for sale equity securities - energy industry (1)	11,816	—	—	11,816
Other	4,015	—	—	4,015
Total assets at fair value	$69,453	$73,368	$—	$142,821
Liabilities:
Physical forward commodity contracts	$—	$14,651	$—	$14,651
Financial commodity contracts - natural gas	52,652	19,484	—	72,136
Financial commodity contracts - foreign exchange	—	22	—	22
Other	695	—	—	695
Total liabilities at fair value	$53,347	$34,157	$—	$87,504

As of September 30, 2011:
Assets:
Physical forward commodity contracts	$—	$37,690	$—	$37,690
Financial derivative contracts - natural gas	25,617	43,266	—	68,883
Financial commodity contracts - foreign exchange	—	280		280
Available for sale equity securities - energy industry (1)	10,348	—	—	10,348
Other	2,820	—	—	2,820
Total assets at fair value	$38,785	$81,236	$—	$120,021
Liabilities:
Physical forward commodity contracts	$—	$11,351	$—	$11,351
Financial derivative contracts - natural gas	23,715	39,959	—	63,674
Financial commodity contracts - foreign exchange	—	14	—	14
Other	616	—	—	616
Total liabilities at fair value	$24,331	$51,324	$—	$75,655

(1)	Included in other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

NJR's investments in equity investees include the following investments as of:

(Thousands)	December 31, 2011	September 30, 2011
Steckman Ridge	$134,864	$135,130
Iroquois	22,413	23,933
Total	$157,277	$159,063

As of December 31, 2011, the investment of Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2011	2010
Net income , as reported	$57,357	$24,509
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,434	41,280
Basic earnings per common share	$1.38	$0.59
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,434	41,280
Incremental shares (1)	217	230
Weighted average shares of common stock outstanding-diluted	41,651	41,510
Diluted earnings per common share (2)	$1.38	$0.59

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2011 and 2010.

8.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	December 31, 2011	September 30, 2011	Maturity Dates
NJR
Debt shelf facilities (1) (2)	$175,000	$175,000	Various (3)
Bank credit facilities (4)	$325,000	$325,000	December 2012
Notes payable outstanding at end of period	$241,900	$132,850
Weighted average interest rate at end of period	0.61%	0.54%
Amount available at end of period	$68,803	$157,853
NJNG
Bank credit facility dedicated to EDA Bonds (2) (4)	$100,000	$100,000	August 2015
Bank credit facilities (4)	$200,000	$200,000	August 2014
Commercial paper outstanding at end of period	$74,700	$26,500
Weighted average interest rate at end of period	0.14%	0.24%
Amount available at end of period	$125,300	$173,500

(1)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of December 31, 2011 and September 30, 2011, respectively.

(3)	$100 million matures May 2013 and $75 million matures June 2014.

(4)	Committed credit facilities, which require commitment fees on the unused amounts.

Other

NJNG received $6.5 million and $5.9 million in December 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to continue on an annual basis.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

9.	STOCK-BASED COMPENSATION

On November 16, 2011, the Company granted 49,171 deferred restricted shares that vested immediately and 1,929 shares that will vest in October 2014, all of which will be distributed in lump sum payments in October 2014. Also, on November 16, 2011, the Company granted 28,418 performance shares, which vest on September 30, 2014, subject to the Company meeting certain performance conditions. Each of the agreements governing the share awards has provisions that can result in forfeiture of shares, either prior to vesting or delivery of shares, as applicable, when certain events occur. As of December 31, 2011, 1,821,506 and 71,962 shares remain available for future issuance to employees and directors, respectively.

During the three months ended December 31, 2011, included in operation and maintenance expense is $624,000 related to stock-based compensation compared with $400,000 during the three months ended December 31, 2010. As of December 31, 2011, there remains $3.1 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two years.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2011	2010	2011	2010
Service cost	$1,344	$1,194	$896	$836
Interest cost	2,206	2,094	1,283	1,211
Expected return on plan assets	(3,171)	(2,872)	(686)	(618)
Recognized actuarial loss	1,254	986	724	653
Prior service cost amortization	11	12	6	19
Recognized net initial obligation	—	—	89	89
Net periodic benefit cost	$1,644	$1,414	$2,312	$2,190

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $20 million to the pension plans in December 2011. It is anticipated that the annual funding level to the OPEB plans will range from $5 million to $6 million over the next five years. Additional contributions may be made based on market conditions and various assumptions.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2011 and 2010, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the three months ended December 31, 2011 and 2010, are 21.9 percent and 36.1 percent, respectively. The decrease in the rate is due primarily to federal investment tax credits (ITC) generated by NJRCEV's solar investments placed into service in the three months ended December 31, 2011, and solar investments forecasted to be completed before the end of the fiscal year.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $90 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of December 31, 2011, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2012	2013	2014	2015	2016	Thereafter
NJRES:
Natural gas purchases	$340,289	$148,449	$6,216	$—	$—	$—
Storage demand fees	26,296	21,940	15,081	9,008	4,250	7,875
Pipeline demand fees	53,141	31,921	15,605	10,910	9,097	17,429
Sub-total NJRES	$419,726	$202,310	$36,902	$19,918	$13,347	$25,304
NJNG:
Natural gas purchases	$14,017	$—	$—	$—	$—	$—
Storage demand fees	23,465	30,072	24,227	14,992	11,088	33,245
Pipeline demand fees	41,477	76,278	72,635	35,214	31,578	201,840
Sub-total NJNG	$78,959	$106,350	$96,862	$50,206	$42,666	$235,085
Total (1)	$498,685	$308,660	$133,764	$70,124	$56,013	$260,389

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

Costs for storage and pipeline demand fees, included as a component of gas purchases on the Unaudited Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended
	December 31,
(Millions)	2011	2010
NJRES	$35.4	$29.4
NJNG	22.2	25.0
Total	$57.6	$54.4

NJNG's capital expenditures consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Expenditures are estimated at $121.2 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Approximately $21.7 million has been committed or spent on capital expenditures including accruals during the three months ended December 31, 2011. The expected expenditures in fiscal 2012 include an estimate of $49.9 million related to AIP II. NJNG has committed or spent $4.2 million related to AIP II programs during the three months ended December 31, 2011.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the three months ended December 31, 2011 were $47.6 million. The Company currently estimates solar-related capital expenditures of $75 million during fiscal 2012, of which $74.7 million has been committed or spent. Capital expenditures in fiscal 2013 are estimated to be $90 million. These investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011, the Company's future minimum lease payments under various operating leases will not be more than $2.1 million annually for the next five years and $5.7 million in the aggregate for all years thereafter.

Guarantees

As of December 31, 2011, there were NJR guarantees covering approximately $369 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

The Company enters into agreements to lease vehicles, generally over a five-year term, that qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of December 31, 2011, the present value of the liability recognized on the Unaudited Condensed Consolidated Balance Sheets is $628,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $911,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. On January 18, 2012, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2009, which maintained the expected annual recovery at approximately $20 million. As of December 31, 2011, $70.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

In September 2011, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $161.5 million to $278.5 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182.9 million on the Unaudited Condensed Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in renewable energy projects; the Energy Holdings segment (previously Midstream Assets) consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and general corporate activities.

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating revenues
Natural Gas Distribution
External customers	$191,374	$290,676
Intercompany	—	—
Energy Services
External customers	441,806	414,431
Intercompany	194	16,343
Clean Energy Ventures
External customers	380	—
Segment subtotal	633,754	721,450
Retail and Other
External customers	8,852	8,045
Intercompany	179	81
Eliminations	(374)	(16,424)
Total	$642,411	$713,152
Depreciation and amortization
Natural Gas Distribution	$8,632	$8,223
Energy Services	16	16
Clean Energy Ventures	810	—
Energy Holdings	1	1
Segment subtotal	9,459	8,240
Retail and Other	141	214
Total	$9,600	$8,454
Interest income (1)
Natural Gas Distribution	$246	$260
Energy Services	31	5
Energy Holdings	248	228
Segment subtotal	525	493
Retail and Other	—	—
Eliminations	(235)	(221)
Total	$290	$272

(1)	Included in other income in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31, 2011
(Thousands)	2011	2010
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,737	$4,016
Energy Services	270	276
Clean Energy Ventures	142	4
Energy Holdings	714	808
Segment subtotal	4,863	5,104
Retail and Other	142	159
Eliminations	—	—
Total	$5,005	$5,263
Income tax provision (benefit)
Natural Gas Distribution	$15,596	$14,601
Energy Services	11,508	(842)
Clean Energy Ventures	(12,171)	(639)
Energy Holdings	1,231	1,183
Segment subtotal	16,164	14,303
Retail and Other	(59)	(456)
Eliminations	(68)	6
Total	$16,037	$13,853
Equity in earnings of affiliates
Energy Holdings	$3,615	$3,620
Segment subtotal	3,615	3,620
Eliminations	(961)	(703)
Total	$2,654	$2,917
Net financial earnings (loss)
Natural Gas Distribution	$25,974	$24,356
Energy Services	7,615	3,167
Clean Energy Ventures	10,097	54
Energy Holdings	1,783	1,713
Segment subtotal	45,469	29,290
Retail and Other	(146)	(160)
Eliminations	(15)	—
Total	$45,308	$29,130
Capital expenditures
Natural Gas Distribution	$21,718	$28,198
Clean Energy Ventures	47,611	899
Segment subtotal	69,329	29,097
Retail and Other	89	246
Total	$69,418	$29,343

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Consolidated net financial earnings	$45,308	$29,130
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes (1)	(17,372)	34,404
Effects of economic hedging related to natural gas inventory, net of taxes	5,323	(29,783)
Consolidated net income	$57,357	$24,509

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $118,000, and $2,000 for the three months ended December 31, 2011 and 2010, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2011	September 30, 2011
Assets at end of period:
Natural Gas Distribution	$1,988,929	$1,942,691
Energy Services	462,639	400,882
Clean Energy Ventures	176,438	80,234
Energy Holdings	158,099	159,940
Segment subtotal	2,786,105	2,583,747
Retail and Other	85,765	87,066
Intercompany assets (1)	(19,236)	(21,369)
Total	$2,852,634	$2,649,444

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of December 31, 2011, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2012. Additionally, NJRES and NJNG both have transportation capacity with Iroquois Gas Transmission that expires by March 2019 and January 2019, respectively. Demand fees expensed for Steckman Ridge and Iroquois Gas Transmission were $2 million during the three months ended December 31, 2011. As of December 31, 2011, NJRES had fees payable of $238,000 and $395,000 to Steckman Ridge and Iroquois Gas Transmission, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Demand fees incurred during three months ended December 31, 2011, were $2.5 million. As of December 31, 2011, NJNG had $775,000 of fees payable to Steckman Ridge.

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

NJR Clean Energy Ventures (NJRCEV) invests in renewable energy projects consisting primarily of residential and commercial rooftop and ground mount solar systems. NJRCEV comprises the Clean Energy Ventures segment.

The Energy Holdings segment (previously Midstream Assets) includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility in Pennsylvania.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

($ in thousands)	December 31, 2011		September 30, 2011
Assets
Natural Gas Distribution	$1,988,929	70%	$1,942,691	74%
Energy Services	462,639	16	400,882	15
Clean Energy Ventures	176,438	6	80,234	3
Energy Holdings	158,099	6	159,940	6
Retail and Other	85,765	3	87,066	3
Eliminations (1)	(19,236)	(1)	(21,369)	(1)
Total	$2,852,634	100%	$2,649,444	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

An increase in expenditures associated with solar investments at Clean Energy Ventures was the primary contributor to the increase in assets during the three months ended December 31, 2011.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2011		2010
Net Income (Loss)
Natural Gas Distribution	$25,974	45%	$24,356	100%
Energy Services	19,783	34	(1,452)	(6)
Clean Energy Ventures	10,097	18	54	—
Energy Holdings	1,783	3	1,713	7
Retail and Other	(146)	—	(160)	(1)
Eliminations (1)	(134)	—	(2)	—
Total	$57,357	100%	$24,509	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized gains (losses) in the Energy Services segment of $17.5 million and $(34.4) million, after taxes, for the three months ended December 31, 2011 and 2010, respectively and realized (losses) gains of $(5.3) million and $29.8 million, after taxes, for the three months ended December 31, 2011 and 2010, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

NJRES accounts for its physical commodity contracts and its financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue and gas purchases, as appropriate, in the Unaudited Condensed Consolidated Statements of Operations. All physical commodity contracts at NJNG are accounted for under accrual accounting. Accordingly, gains and losses are recognized in earnings when the contract settles and the natural gas is delivered.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Management of the Company uses a non-Generally Accepted Accounting Principles (GAAP) measure (non-GAAP financial measure), noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

Net financial earnings by business segment and operations are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2011		2010
Net Financial Earnings (Loss)
Natural Gas Distribution	$25,974	57%	$24,356	84%
Energy Services	7,615	17	3,167	11
Clean Energy Ventures	10,097	22	54	—
Energy Holdings	1,783	4	1,713	6
Retail and Other	(146)	—	(160)	(1)
Eliminations (1)	(15)	—	—	—
Total	$45,308	100%	$29,130	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 497,800 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

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

Utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of utility gross margin;

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

Conservation Incentive Program

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. An annual review of the CIP must be filed in June, coincident with NJNG's annual BGSS filing. Effective October 1, 2010, the BPU approved recovery of $12.1 million annually for accrued and estimated CIP amounts through September 30, 2010. In June 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011. The proposed CIP rates result in a 0.8 percent decrease to residential heat customers and a minor increase to all other customers. See Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements and the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of December 31, 2011, NJNG has $1.8 million in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

During the three months ended December 31, 2011, NJNG added 2,001 new customers, or an increase of 22 percent compared with the three months ended December 31, 2010, and converted 104 existing customers to natural gas heat and other services. This customer growth is expected by NJNG to increase annual utility gross margin by approximately $1.1 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2012 and 2013. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.5 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.36 per MMBtu (Million Metric British thermal unit) to $3.76 per MMBtu and from $3.29 per MMBtu to $4.27 per MMBtu during the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $3.30 per MMBtu, 7 percent lower than the average settlement price of $3.55 per MMBtu during the three months ended December 31, 2011.

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

On November 17, 2011, NJNG notified the BPU that it will provide bill credits of approximately $71.2 million to NJNG's residential and small commercial customers during December 2011 and January 2012, as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. Due to warmer-than-normal weather in this period, customers used lower volumes than expected and received less credits. As a result of the decreased customer usage and continued lower-cost wholesale natural gas purchasing opportunities, on January 25, 2012, the BPU was notified that NJNG will extend the bill credits through February 2012. In total, customers are expected to receive approximately $91 million in credits during the three-month period.

NJNG also manages these prices from time to time with rate adjustments. In June 2011, NJNG filed for a 9.1 percent decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies approved by the BPU, effective October 1, 2011. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Utility gross margin from incentive programs was $2.8 million and $2.7 million during the three months ended December 31, 2011 and 2010, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NJNG has recognized a regulatory asset and an obligation of $182.9 million as of December 31, 2011, a decrease of $18.7 million, or 9.3 percent, compared with the prior year. The decrease was due primarily to fiscal 2011 remediation expenditures that reduced the obligation along with the annual reassessment of the MGP remediation and related costs, which resulted in a decrease in three out of the five MGP sites.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During fiscal 2011, the BPU approved an extension to NJNG's Accelerated Infrastructure Program (AIP), allowing for additional capital investments of $60.2 million (AIP II) to be made through October 31, 2012, bringing the total approved investment, since the program commenced in fiscal 2009, to $131 million. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers these investments through its base rates.

In June 2011, NJNG filed for AIP base rate cost recovery, requesting an increase of $4.7 million to $8.9 million annually, related to AIP infrastructure investments installed in NJNG's distribution and transmission systems. The base rate change was provisionally approved, effective on October 1, 2011. The rate changes included a weighted average cost of capital of 7.12 percent, including a cost of equity of 10.3 percent, for AIP II. The existing weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent, for the initial AIP projects remained the same. An additional filing will be submitted in October 2012, requesting rate changes to be effective in January 1, 2013.

NJNG has estimated capital expenditures for fiscal 2012 of $121.2 million, of which $49.9 million is related to AIP II. During the three months ended December 31, 2011, NJNG has expended $21.7 million, of which $4.2 million is related to AIP II.

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

Energy efficiency (EE)

NJNG commenced its EE Programs during fiscal 2009, after approval from the BPU, allowing it to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. The BPU initially approved EE investments of $15.3 million with recovery over a four year-period, to facilitate home energy audits and to provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. In September 2010, NJNG received BPU approval for recovery of an additional $9.6 million in energy efficiency investments, effective January 1, 2011, to be recovered over a five to ten-year period, depending on the rebate or financing initiative. The approval allowed for an extension of certain existing initiatives, as well as new or expanded funding incentives for commercial customers. On June 1, 2011, NJNG filed its annual EE program rate filing with the BPU. On July 15, 2011, the annual filing was amended to request that the current rate remain the same. Also on July 15, 2011, NJNG filed a separate petition to extend its current EE program through December 31, 2012. On January 18, 2012, the BPU approved the extension with an additional $18.4 million of investments in customer incentives and financing earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent and $1 million of incentives related to customer conversions recoverable over a five-year amortization period. As of December 31, 2011, NJNG has spent a total of $21.4 million related to these investments.

See Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on regulatory actions and recovery related to NJNG's EE programs.

Collective Bargaining Agreement

NJNG entered into a new collective bargaining agreement with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO in December 2011, which replaced the existing agreement that was scheduled to expire in December 2011. The labor agreement covers wage increases and other changes to benefits, including closing the defined benefit pension and postemployment benefit plans and providing an enhanced 401(k) retirement savings plan for represented employees hired on or after January 1, 2012. The new labor contract expires in December 2016.

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

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are completed and placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a Solar Renewable Energy Certificate (SREC) is created. NJRCEV currently estimates capital expenditures of approximately $75 million in fiscal 2012, of which $47.6 million was associated with projects placed in service during the three months ended December 31, 2011. These investments are subject to a variety of factors, including logistics associated with timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a material adverse impact on earnings and cash flow. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings and cash flow.

Energy Holdings Segment

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

As of December 31, 2011, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $134.9 million and $22.4 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 130,400 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2011. NJR's critical accounting policies have not changed from those reported in the 2011 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

Net income increased 134 percent during the three months ended December 31, 2011, to $57.4 million, compared with $24.5 million for the three months ended December 31, 2010. Earnings for the three months ended December 31, 2011, were $1.38 per basic share and $1.38 per diluted share, compared with $0.59 per basic share and $0.59 per diluted share for the three months ended December 31, 2010. Changes in net income were primarily driven by:

•
changes in the fair market value of financial derivatives at NJRES, resulting in unrealized gains (losses) of $17.4 million and $(34.4) million, after taxes, as well as certain realized (losses) gains associated with natural gas in inventory of $(5.3) million and $29.8 million, after taxes, during the three months ended December 31, 2011 and 2010, respectively;

•	improved earnings at NJNG during the current fiscal period due primarily to customer growth and recoveries associated with AIP; and

•	an increase at Clean Energy Ventures associated with solar projects that were completed and placed into service during the three months ended December 31, 2011.

The Company's operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2011	2010	% change
Operating revenues (1)	$642,411	$713,152	(9.9)%
Gas purchases (1)	$492,047	$589,696	(16.6)%

(1)
Amounts include intercompany eliminating entries in operating revenues of $374,000 and $16.4 million, and in gas purchases of $1.2 million and $17.3 million, for the three months ended December 31, 2011 and 2010, respectively.

Operating revenues and gas purchases decreased $70.7 million and $97.6 million, respectively, during the three months ended December 31, 2011, respectively, compared with the three months ended December 31, 2010, due primarily to:

•
a decrease in operating revenues and gas purchases of $99.3 million and $91.2 million, respectively, at NJNG due primarily to bill credits during the three months ended December 31, 2011, that did not occur during the three months ended December 31, 2010, along with a decrease in firm sales due to lower therm usage due primarily to warmer weather than the prior year and a decrease in off-system sales; partially offset by

•
an increase in operating revenues of $11.2 million and gas purchases of $22.6 million at NJRES stemming from higher average sales and gas purchase volumes partially offset by lower average prices, which correlate to the lower price levels on the NYMEX that averaged $3.55 per MMBtu during the three months ended December 31, 2011 compared with $3.80 per MMBtu during the three months ended December 31, 2010 . In addition, both operating revenue and gas purchases are impacted by changes in fair value of derivatives, which included a net gain during the three months ended December 31, 2011, compared with a net loss during the three months ended December 31, 2010.

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 497,800 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Utility gross margin
Operating revenues	$191,374	$290,676
Less:
Gas purchases	86,487	177,651
Energy and other taxes	11,883	18,482
Regulatory rider expense	12,543	16,698
Total utility gross margin	80,461	77,845
Operation and maintenance expense	25,940	25,874
Depreciation and amortization	8,632	8,223
Other taxes not reflected in utility gross margin	906	1,079
Operating income	44,983	42,669
Other income	324	304
Interest expense, net of capitalized interest	3,737	4,016
Income tax provision	15,596	14,601
Net income	$25,974	$24,356

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating revenues and gas purchases decreased by $99.3 million, or 34.2 percent, and by $91.2 million, or 51.3 percent, respectively, during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $52.2 million and $31.3 million, respectively, as a result of lower therm usage due primarily to weather being 24.8 percent warmer than the prior year, partially offset by an increase in operating revenue of $13.8 million, as a result of higher CIP accruals;

•
a decrease in operating revenues and gas purchases in the amount of $24.3 million and $22.7 million, respectively, due to bill credits, inclusive of sales tax refunds of $1.6 million, during the three months ended December 31, 2011, that did not occur during the three months ended December 31, 2010;

•
a decrease of $24 million and $23.5 million, respectively in operating revenues and gas purchases related to off-system sales, due primarily to a 26 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $13.8 million and $12.9 million, respectively, as a result of a decrease in the average BGSS rate per therm; partially offset by

•	an increase in operating revenue of $1.1 million due primarily to the increase in base rates related to AIP.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, totaled $11.9 million and $18.5 million during the three months ended December 31, 2011, and 2010, respectively. The fluctuation in sales tax correlates directly to the changes in operating revenue from firm sales. The decrease of $5.9 million during the three months ended December 31, 2011 was due primarily to a decrease of $91.2 million in operating revenue subject to sales tax, compared with the three months ended December 31, 2010. TEFA, which is calculated on a per-therm basis, decreased $700,000 primarily due to lower usage during the three months ended December 31, 2011. TEFA will be phased out over a three-year period commencing January 1, 2012.

Regulatory rider expenses, which are calculated on a per-therm basis, consist of recovery of state-mandated programs, the RA and energy efficiency costs. During the three months ended December 31, 2011, the decrease in expense, which is offset by a corresponding decrease in operating revenue, was due primarily to a 2.2 percent decrease in rates and a 23.2 percent decrease in usage compared with the three months ended December 31, 2010.

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

•
Incentive programs, where gross margins generated or savings achieved from BPU-approved off-system sales, capacity release, financial risk management or storage incentive programs are shared between customers and NJNG; and

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2011		2010
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$51,230	10.2	$50,846	13.7
Commercial, industrial and other	13,110	2.0	12,990	2.7
Firm transportation	13,180	3.4	11,195	4.0
Total utility firm gross margin/throughput	77,520	15.6	75,031	20.4
Incentive programs	2,839	25.6	2,724	27.3
Interruptible	102	2.1	90	1.4
Total utility gross margin/throughput	$80,461	43.3	$77,845	49.1

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Total utility firm gross margin increased $2.5 million due primarily to customer growth and an increase in base rates for AIP during the three months ended December 31, 2011, compared with the three months ended December 31, 2010.

Utility firm gross margin from transportation service increased $2 million to $13.2 million during the three months ended December 31, 2011, from $11.2 million during the three months ended December 31, 2010. The improvement was due primarily to an increase in customers that transferred from residential and commercial sales to transportation due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 33,654 and 22,779 residential customers and 8,926 and 8,155 commercial customers using its transportation service at December 31, 2011 and 2010, respectively.

NJNG added 2,001 and 1,640 new customers and converted 104 and 92 existing customers to natural gas heat and other services during the three months ended December 31, 2011, and 2010 , respectively. The customer growth represents an estimated annual increase of approximately 0.2 Bcf in sales to firm customers, which would contribute approximately $1.1 million annually to utility gross margin assuming normal weather and usage.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Weather (1)	$8,960	$(2,814)
Usage	4,866	2,821
Total	$13,826	$7

(1)
Compared with the twenty-year average, weather was 19.7 percent warmer-than-normal during the three months ended December 31, 2011 and 7.8 percent colder-than-normal during the three months ended December 31, 2010.

Incentive Programs

Utility gross margin generated by NJNG's incentive programs increased slightly during the three months ended December 31, 2011, compared with the three months ended December 31, 2010 due primarily to improvements in storage incentive and capacity release margins.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expenses

Operations and maintenance and other taxes remained relatively consistent during the three months ended December 31, 2011, compared with the three months ended December 31, 2010. Depreciation expense during the three months ended December 31, 2011, increased $409,000 compared with the three months ended December 31, 2010, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2.3 million, or 5.4 percent, during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to an increase in total utility gross margin of $2.6 million, partially offset by an increase in depreciation expense, as previously discussed.

Interest Expense

Interest expense decreased $279,000 during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to lower interest and commitment fees as a result of the refinancing of NJNG's variable rate long-term debt and credit facility, respectively.

Net Income

Net income increased $1.6 million, or 6.6 percent, to $26 million during the three months ended December 31, 2011 compared with the three months ended December 31, 2010 due primarily to the factors discussed above, partially offset by an increase in income tax expense of $995,000 correlating to the higher operating income.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating revenues	$442,000	$430,774
Gas purchases (including demand charges) (1)	406,763	429,315
Gross margin	35,237	1,459
Operation and maintenance expense	3,341	3,171
Depreciation and amortization	16	16
Other taxes	350	294
Operating income (loss)	31,530	(2,022)
Other income	31	4
Interest expense, net	270	276
Income tax provision (benefit)	11,508	(842)
Net income (loss)	$19,783	$(1,452)

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

As of December 31, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	39.1 Bcf of net short futures contracts and fixed swap positions, and;

•	5.6 Bcf of net long basis swap positions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of December 31, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	43.2 Bcf of net short futures contracts and fixed swap positions, and;

•	54.9 Bcf of net long basis swap positions

Gross Margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution, energy marketing and other industries. Gross margin during the three months ended December 31, 2011, was higher by approximately $33.8 million compared with the three months ended December 31, 2010, due primarily to unrealized gains during the three months ended December 31, 2011, compared with unrealized losses during the three months ended December 31, 2010, partially offset by realized losses during the three months ended December 31, 2011, compared with realized gains during the three months ended December 31, 2010.

NJRES had unrealized gains (losses) of $27.7 million and $(54.4) million during the three months ended December 31, 2011 and 2010, respectively, relating to physical commodity and financial derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

NJRES also had realized (losses) gains of $(8.4) million and $47.1 million during the three months ended December 31, 2011 and 2010, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains (losses) pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The change incurred during the three months ended December 31, 2011, resulted from less favorable settlement prices compared with the three months ended December 31, 2010.

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

In addition, there was an increase in realized margin associated with physical sale of natural gas during the three months ended December 31, 2011, as described further in the discussion of financial margin in the Non-GAAP measures section below.

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

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating revenues	$442,000	$430,774
Less: Gas purchases	406,763	429,315
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(27,661)	54,407
Effects of economic hedging related to natural gas inventory	8,418	(47,101)
Financial margin	$15,994	$8,765

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating income (loss)	$31,530	$(2,022)
Add:
Operation and maintenance expense	3,341	3,171
Depreciation and amortization	16	16
Other taxes	350	294
Subtotal - Gross margin	35,237	1,459
Add:
Unrealized (gain) loss on derivative instruments and related instruments	(27,661)	54,407
Effects of economic hedging related to natural gas inventory	8,418	(47,101)
Financial margin	$15,994	$8,765

A reconciliation of NJRES' net income (loss) to net financial earnings is as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Net income (loss)	$19,783	$(1,452)
Add:
Unrealized (gain) loss on derivative instruments and related instrument, net of taxes	(17,491)	34,402
Effects of economic hedging related to natural gas inventory, net of taxes	5,323	(29,783)
Net financial earnings	$7,615	$3,167

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial margin increased $7.2 million to $16 million during the three months ended December 31, 2011. The increase was due primarily to higher revenue from fee based elements of transactions executed with producers in the Marcellus shale region, and an improvement in the results of transportation arbitrage opportunities as compared to the prior year. Exploration and production of shale gas in the Northeastern region continued to contribute to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area.

Despite the favorable results in the first quarter, the fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings.

Operating Expenses

Operation and maintenance expense increased $170,000, or 5.4 percent, during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to an increase in shared corporate services costs.

Net Financial Earnings

Net financial earnings increased $4.4 million during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to higher financial margin, as previously described, partially offset by applicable income taxes.

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

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating revenues	$380	$—
Operation and maintenance expense	$1,451	$568
Income tax (benefit)	$(12,171)	$(639)
Net income	$10,097	$54

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. During the three months ended December 31, 2011, NJRCEV constructed and placed into service four roof-top and ground mounted commercial projects totaling approximately 20.2 MW of solar capacity. In addition, NJRCEV placed into service the remaining 25 percent of the 4.7 MW system in Vineland, New Jersey. There were no commercial projects placed into service during the three months ended December 31, 2010. In addition, during the three months ended December 31, 2011, NJRCEV's residential solar leasing program installed approximately 1 MW of capacity on 140 homes. This compares with installations of approximately 0.144 MW of capacity on 26 homes during the three months ended December 31, 2010, which were recorded at NJRHS as part of the Retail and Other operations. The residential solar leasing program and related assets were transferred to NJRCEV during the third quarter of fiscal 2011.

Operating revenues generated during the three months ended December 31, 2011, consisted primarily of the sale of generated SRECs.

Operation and maintenance expense increased $883,000 during the three months ended December 31, 2011, as compared with the three months ended December 31, 2010, due primarily to increased costs, as a result of compensation, shared corporate services costs, consulting costs and other administrative expenses.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income tax benefit during the three months ended December 31, 2011 and 2010, includes $11.3 million and $400,000 related to ITCs, respectively. GAAP requires that for interim reporting, companies forecast their earnings and income taxes, including ITC's, for the year and apply that estimated effective tax rate to the period-to-date pretax income. Total ITC-eligible capital expenditures in fiscal 2012 are forecasted to be $104 million, including $94 million associated with solar projects placed into service during the three months ended December 31, 2011.

Net income in the three months ended December 31, 2011 increased $10 million, compared with the three months ended December 31, 2010, due primarily to increased ITCs, partially offset by operation and maintenance expense, as discussed above.

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Equity in earnings of affiliates	$3,615	$3,620
Operation and maintenance expense	$118	$142
Interest expense, net	$466	$580
Net income	$1,783	$1,713

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Iroquois	$1,245	$1,178
Steckman Ridge	2,370	2,442
Total equity in earnings	$3,615	$3,620

Net income increased $70,000 during the three months ended December 31, 2011 compared with the three months ended December 31, 2010, due primarily to lower interest expense resulting from a reduction in debt.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2011	2010
Operating revenues	$9,031	$8,126
Operation and maintenance expense	$8,259	$7,713
Net (loss)	$(146)	$(160)

Operating revenues increased $905,000, or 11.1 percent, during the three months ended December 31, 2011, to $9 million compared with $8.1 million during the three months ended December 31, 2010. The improvement was due primarily to increased installations and service contracts at NJRHS.

Operation and maintenance expense increased $546,000 during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to increased compensation cost and advertising expense at NJRHS.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income during the three months ended December 31, 2011, improved slightly, compared with the three months ended December 31, 2010, due primarily to the increased operating revenue, offset by higher equipment costs and increased operation and maintenance expense, as discussed above. The residential solar pilot program generated $127,000 of net income during the three months ended December 31, 2010. All solar activity was transferred to NJRCEV in the third quarter of fiscal 2011.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	December 31, 2011	September 30, 2011
Common stock equity	52%	57%
Long-term debt	27	31
Short-term debt	21	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.8 million shares. As of December 31, 2011, the Company repurchased a total of 7.4 million of those shares and may repurchase an additional 1.4 million shares under the approved program.

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

NJR believes that as of December 31, 2011, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

As of December 31, 2011, NJNG's long-term debt consisted of $172.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040, a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $51.7 million in capital leases with various maturities ranging from 2012 to 2021. For more information about the secured variable rate debt please see Item 3. Quantitative and Qualitative Disclosures About Market Risks-Interest Rate Risk.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJR had a $100 million and a $75 million uncommitted private placement shelf note agreement, expiring in May 2013 and June 2014, respectively, allowing NJR to issue senior notes, the terms and conditions of which , including interest rates and maturity dates, will be agreed upon at the time of each issuance. As of December 31, 2011, NJR had no borrowings outstanding under these agreements.

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an unsecured $325 million committed credit facility (NJR Credit Facility). The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through an unsecured $200 million credit facility that allows for the issuance of commercial paper and short-term bank loans (NJNG Credit Facility). It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under the NJNG' Credit Facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months. As of December 31, 2011, NJR and NJNG had $68.8 million and $125.3 million, respectively, available under the NJR Credit Facility and NJNG Credit Facility, respectively. In addition, NJNG has a $100 million credit facility to provide liquidity support for its variable rate long-term debt that has not been used to date.

Short-term borrowings were as follows:

Three Months Ended
($ in thousands)	December 31, 2011
NJR
Notes Payable to banks:
Balance at end of period	$241,900
Weighted average interest rate at end of period	0.61%
Average balance for the period	$201,639
Weighted average interest rate for average balance	0.57%
Month end maximum for the period	$241,900
NJNG
Commercial Paper:
Balance at end of period	$74,700
Weighted average interest rate at end of period	0.14%
Average balance for the period	$48,877
Weighted average interest rate for average balance	0.13%
Month end maximum for the period	$74,700

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR

As noted above, during the three months ended December 31, 2011 NJR's average interest rate was 0.57 percent, resulting in interest expense of $296,400. Based on average borrowings under the NJR Credit Facility of $201,600 during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $516,000 during the three months ended December 31, 2011.

As of December 31, 2011, NJR has six letters of credit outstanding totaling $14.3 million, which reduces the amount available under the NJR Credit Facility, including one that expired on December 31, 2011 for $7 million, which was renewed on January 5, 2012 for $5 million and expires on June 30, 2012.

NJNG

During the three months ended December 31, 2011, NJNG's weighted average interest rate under the NJNG Credit Facility was 0.13 percent, resulting in interest expense of $16,700. Based on average borrowings under the facility of $48.9 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $125,100 during three months ended December 31, 2011.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

Sale-Leaseback

NJNG received $6.5 million and $5.9 million in December 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to continue on an annual basis.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of December 31, 2011:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$101,599	$12,220	$24,441	$16,332	$48,606
Capital lease obligations (1)	75,427	11,405	20,577	19,813	23,632
Operating leases (1)	11,399	2,065	2,356	1,315	5,663
Short-term debt	316,600	316,600	—	—	—
New Jersey Clean Energy Program (1)	18,799	15,301	3,498	—	—
Construction obligations	32,319	28,399	3,920	—	—
Accelerated Infrastructure Programs (AIP II)	48,808	48,808	—	—	—
Remediation expenditures (2)	182,900	14,100	80,000	25,000	63,800
Natural gas supply purchase obligations-NJNG	14,017	14,017	—	—	—
Demand fee commitments-NJNG	596,111	90,503	193,536	87,213	224,859
Natural gas supply purchase obligations-NJRES	494,954	396,742	98,212	—	—
Demand fee commitments-NJRES	222,553	98,224	72,057	29,520	22,752
Total contractual cash obligations	$2,115,486	$1,048,384	$498,597	$179,192	$389,312

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $20 million in December 2011. There are no Federal requirements to pre-fund postemployment health care plans (OPEB) benefits. However, the Company is required to fund certain amounts due to regulatory agreements with

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

the BPU. It is anticipated that the annual funding level to the OPEB plans will range from $5 million to $6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of December 31, 2011, there were NJR guarantees covering approximately $369 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $75 million in fiscal 2012, of which $74.7 million has either been spent or committed. Capital expenditures are expected to be $90 million fiscal 2013. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

NJNG's total capital expenditures are estimated at $121.2 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2012 include an estimated $49.9 million related to AIP II. As of December 31, 2011, NJNG's capital expenditures spent or committed were $21.7 million, of which, $4.2 million was related to the AIP II program. Effective October 2011, NJNG is recovering approximately $8.9 million annually, based on expenditures incurred through August 31, 2011.

Energy Services, Energy Holdings and Retail and other do not currently anticipate any significant capital expenditures in fiscal 2012 and 2013.

NJNG's MGP expenditures are currently expected to total $14.1 million in fiscal 2012. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $369 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $14.3 million, as noted above.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $77.5 million during the three months ended December 31, 2011, compared with $131.9 million during the three months ended December 31, 2010. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•seasonality of NJR's business;

•fluctuations in wholesale natural gas prices;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•timing of the collections of receivables and payments of current liabilities; and

•volumes of natural gas purchased and sold.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased $32.8 million during the three months ended December 31, 2011, compared with the three months ended December 31, 2010, due primarily to an increase of $51.8 million in unrealized gains, net of tax, associated with changes in the values of financial derivative instruments.

In addition, the decrease of $54.4 million in cash used for operations during the three months ended December 31, 2011 as compared with the three months ended December 31, 2010, was impacted by:

•
lower overall commodity prices, which contributed toward favorable changes at NJRES of $77.8 million in receivables balances and $50.6 million in gas in storage, offset by a decrease in cash associated with gas purchases payables at NJRES of $76.5 million.

•
a decrease of $67.4 million in broker margin balances at NJRES resulting from an overall decrease in market price of natural gas and resulting favorable impact on open positions held as of December 31, 2011; partially offset by

•	a discretionary contribution of $20 million to the Company's pension plan during fiscal 2012 compared with a contribution of $4.9 million during fiscal 2011; and

•	credits of $24.3 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs;

Investing Activities

Cash flow used in investing activities totaled $69.4 million during the three months ended December 31, 2011, compared with $29.3 million during the three months ended December 31, 2010. The increase was due primarily to higher capital expenditures at NJRCEV related to its solar projects.

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

Cash flow from financing activities totaled $147.2 million during the three months ended December 31, 2011, compared with $166.9 million during the three months ended December 31, 2010. The decrease is due primarily to lower short-term borrowings at NJR, offset by a non-recurring redemption of long-term debt during fiscal 2011.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2011 to December 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2011
NJNG	$(8,452)	$(19,822)	$(1,892)	$(26,382)
NJRES	13,661	61,437	17,955	57,143
Total	$5,209	$41,615	$16,063	$30,761

There were no changes in methods of valuations during the year ended December 31, 2011.

The following is a summary of fair market value of financial derivatives at December 31, 2011, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Price based on NYMEX	$3,137	$(2,165)	$—	$—	$972
Price based on other external data	29,960	1,453	(1,614)	(10)	29,789
Total	$33,097	$(712)	$(1,614)	$(10)	$30,761

The following is a summary of financial derivatives by type as of December 31, 2011:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.9	$3.30 - $4.56	$(27,610)
	Swaps	(3.6)	$3.11 - $5.28	1,331
	Options	1.0	$0.07 - $0.26	(103)
NJRES	Futures	(23.3)	$3.00 - $6.38	28,581
	Swaps	(10.2)	$2.37 - $6.75	28,562
Total				$30,761

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2011 to December 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2011
NJRES - Prices based on other external data	$26,339	(10,523)	6,599	$9,217

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2011 to December 31, 2011:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2011
NJRES	$266	(50)	13	$203

There were no changes in methods of valuations during the three months ended December 31, 2011.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at December 31, 2011, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Prices based on other external data	$107	80	16	—	$203

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $12.8 million. This analysis does not include potential changes to reported credit adjustments embedded in the $46.2 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,400)	$(12,800)	$(19,200)	$(25,600)
Ending derivative fair value	$46,213	$39,813	$33,413	$27,013	$20,613

Percent decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,400	$12,800	$19,200	$25,600
Ending derivative fair value	$46,213	$52,613	$59,013	$65,413	$71,813

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2011. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of December 31, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$165,974	$122,297
Noninvestment grade	23,730	20,518
Internally rated investment grade	39,840	25,061
Internally rated noninvestment grade	4,788	—
Total	$234,332	$167,876

NJNG's counterparty credit exposure as of December 31, 2011, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$22,536	$20,041
Noninvestment grade	94	70
Internally rated investment grade	232	36
Internally rated noninvestment grade	312	—
Total	$23,174	$20,147

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), the Company could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered or received at a price that is unfavorable to the price in the original contract. Any such loss could have a material impact on the Company's financial condition, results of operations or cash flows.

Liquidation of Clearing Broker

MF Global Inc. (MFGI) and MF Global UK Limited (UKMF), which operated as futures commission merchants and broker/dealer entities of MF Global Holdings Ltd. (collectively with its affiliates, MF Global), were NJRES' clearing brokers through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our former clearing brokers, MFGI and UKMF, were required to hold on our behalf in segregated or secured accounts. MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. Shortly thereafter, on October 31, 2011, the Securities Investor Protection Corporation announced that it had initiated the liquidation of MFGI under the Securities Investor Protection Act (SIPA) in the U.S. and the High Court in the U.K. appointed special administrators to conduct the liquidation of UKMF. As recently as the January 12, 2012 public meeting of former MFGI customers and other creditors held in New York, the SIPA Trustee stated that the “Trustee's office does not know with certainty the extent of the potential segregation and compliance shortfalls, but our best estimate is that the figure could be $1.2 billion or more across all funds that should have been secured or segregated for commodities or securities customers both in the U.S. and abroad.” If the estimates of the various customer claims and shortfall are correct, it would represent an average loss to all customer claims of approximately 16.5 percent.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. Between November 4 and November 23, 2011, all of NJRES' open positions were transferred to its new clearing broker accounts along with $3.6 million related to our CME positions. On December 15, 2011, an additional $4 million related to our CME positions was transferred to our new clearing broker. Accordingly the remaining exposure as of December 31, 2011, is $20.2 million.

NJRES intends to vigorously prosecute its claims to recover all of its funds in the MFGI and UKMF liquidation proceedings, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

Interest Rate Risk

As of December 31, 2011, NJNG is obligated with respect to a loan agreement securing three series of Variable Rate Demand Notes (VRDN) totaling $97 million of variable-rate debt issued by the EDA. Pursuant to the terms of the loan agreement, NJNG is obligated to make the principal and interest payments on the VRDNs. The VRDNs are in a daily interest rate mode and bear interest at a rate determined daily by a remarketing agent based upon market conditions. As of December 31, 2011, the VRDNs had a weighted average interest rate of 0.08 percent. The VRDNs are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could potentially adversely affect NJNG's borrowing costs. A 100 basis point change in the average interest rate of the VRDN would have caused a change in interest expense for these variable rate bonds by approximately $274,000 during the three months ended December 31, 2011.

At December 31, 2011, the Company (excluding NJNG) had no variable-rate long-term debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2011, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2011, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2011 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. NJR does not believe that there have been any material changes from the risk factors as previously disclosed by NJR in the 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/11 - 10/31/11	60,000	$44.28	60,000	1,383,170
11/01/11 - 11/30/11	23,600	$44.94	23,600	1,359,570
12/01/11 - 12/31/11	—	—	—	1,359,570
Total	83,600	$44.47	83,600	1,359,570

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of December 31, 2011, 1,359,570 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 7, 2012
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer