Form 10-K/A
period 2011-09-30
NEW JERSEY RESOURCES CORP
filed 2012-04-11
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K/A
Amendment No. 1

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

The number of shares outstanding of $2.50 par value Common Stock as of November 21, 2011 was 41,446,786.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 25, 2012, to be filed on or about December 16, 2011, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed by New Jersey Resources Corporation, a New Jersey corporation (the “Company”), with the United States Securities and Exchange Commission on November 23, 2011 (the “Annual Report”), is filed for the sole purpose of including Exhibit 23.1, the auditor's consent, which was inadvertently omitted from the previously filed Annual Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Other than the inclusion of Exhibit 23.1, there are no changes to the information contained in the Annual Report and this Amendment does not reflect events occurring after the Annual Report, or modify or update the disclosures therein in any way.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	April 11, 2012
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

4.2(c)	Thirty-Second Supplemental Indenture, dated as of May 1, 2008 (incorporated by reference to Exhibit 4.2(i) to the Current Report on Form 8-K, as filed on May 20, 2008)

4.2(d)‡	Thirty-Third Supplemental Indenture, dated as of August 1, 2011

4.3‡
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

4.10‡	Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011

4.11‡
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
Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers (incorporated by reference to Exhibit 10.2(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.2(b)*
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

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on November 17, 2011)

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

10.18*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJRES and Stephen D. Westhoven dated as of December 31, 2008 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.19*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement between NJNG and Kathleen T. Ellis dated as of December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on January 7, 2009)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, as filed on November 30, 2009).

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101‡	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.

‡	Previously filed with the original Annual Report on Form 10-K filed with the SEC on November 23, 2011.

*	Denotes compensatory plans or arrangements or management contracts.
†    This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.