Form 10-Q
period 2012-03-31
NEW JERSEY RESOURCES CORP
filed 2012-05-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of April 30, 2012 was 41,551,934.

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

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of a downturn in the financial markets, a lower discount rate, and impacts associated with the Patient Protection and Affordable Care Act;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Utility	$226,023	$433,248	$417,397	$723,924
Nonutility	386,898	543,739	837,935	966,215
Total operating revenues	612,921	976,987	1,255,332	1,690,139
OPERATING EXPENSES
Gas purchases:
Utility	78,301	235,001	163,931	395,450
Nonutility	382,055	548,618	788,472	977,865
Operation and maintenance	39,185	37,896	78,130	75,312
Regulatory rider expenses	18,443	24,304	30,986	41,002
Depreciation and amortization	10,439	8,477	20,039	16,931
Energy and other taxes	16,809	29,489	30,867	50,114
Total operating expenses	545,232	883,785	1,112,425	1,556,674
OPERATING INCOME	67,689	93,202	142,907	133,465
Other income	349	805	876	1,250
Interest expense, net of capitalized interest	5,427	5,078	10,432	10,341
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	62,611	88,929	133,351	124,374
Income tax provision	11,094	28,612	27,131	42,465
Equity in earnings of affiliates	3,018	3,610	5,672	6,527
NET INCOME	$54,535	$63,927	$111,892	$88,436

EARNINGS PER COMMON SHARE
BASIC	$1.31	$1.55	$2.70	$2.14
DILUTED	$1.31	$1.54	$2.68	$2.13
DIVIDENDS PER COMMON SHARE	$0.38	$0.36	$0.76	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,509	41,352	41,472	41,316
DILUTED	41,711	41,553	41,673	41,516

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Net income	$54,535	$63,927	$111,892	$88,436
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $575, $(266), $(25) and $(552), respectively (1)	$(833)	$390	$36	$800
Net unrealized (loss) gain on derivatives, net of tax of $18, $(16), $41 and $(55), respectively	(30)	26	(70)	95
Adjustment to postemployment benefit obligation, net of tax of $(149), $0, $(299) and $0, respectively	219	—	438	—
Other comprehensive income	$(644)	$416	$404	$895
Comprehensive income	$53,891	$64,343	$112,296	$89,331

(1)	Available for sale securities are included in other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,892	$88,436
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(15,353)	58,049
Depreciation and amortization	20,039	17,369
Allowance for equity used during construction	(139)	(499)
Allowance for bad debt expense	1,586	2,572
Deferred income taxes	20,920	(6,374)
Manufactured gas plant remediation costs	(4,964)	(5,727)
Equity in earnings of affiliates, net of distributions received	3,852	(13)
Cost of removal - asset retirement obligations	(368)	(456)
Contributions to postemployment benefit plans	(22,982)	(8,068)
Changes in:
Components of working capital	(31,567)	9,862
Other noncurrent assets	11,690	16,234
Other noncurrent liabilities	10,018	9,624
Cash flows from operating activities	104,624	181,009
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(42,380)	(43,581)
Solar equipment	(61,786)	(11,533)
Real estate properties and other	(459)	(367)
Cost of removal	(6,765)	(3,605)
Withdrawal from restricted cash construction fund	136	38
Cash flows (used in) investing activities	(111,254)	(59,048)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,164	7,297
Tax benefit from stock options exercised	222	347
Proceeds from sale-leaseback transaction	6,522	5,901
Payments of long-term debt	(3,371)	(23,919)
Purchases of treasury stock	(4,800)	(7,222)
Payments of common stock dividends	(30,695)	(28,917)
Net proceeds from short-term debt	31,950	—
Cash flows from (used in) financing activities	6,992	(46,513)
Change in cash and cash equivalents	362	75,448
Cash and cash equivalents at beginning of period	7,440	943
Cash and cash equivalents at end of period	$7,802	$76,391
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$19,773	$(106,839)
Inventories	118,920	141,246
Recovery of gas costs	(21,177)	28,309
Gas purchases payable	(80,941)	(1,285)
Prepaid and accrued taxes	47,025	78,809
Accounts payable and other	(4,573)	(3,414)
Restricted broker margin accounts	(14,249)	(48,713)
Customers' credit balances and deposits	(82,321)	(77,917)
Other current assets	(14,024)	(334)
Total	$(31,567)	$9,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$8,324	$9,172
Income taxes	$814	$4,047
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$5,041	$(3,472)

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2012	September 30, 2011
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,634,936	$1,595,278
Real estate properties, solar and other, at cost	179,402	110,886
Total property, plant and equipment	1,814,338	1,706,164
Accumulated depreciation and amortization	(417,563)	(410,237)
Property, plant and equipment, net	1,396,775	1,295,927
CURRENT ASSETS
Cash and cash equivalents	7,802	7,440
Customer accounts receivable
Billed	179,006	209,266
Unbilled revenues	16,428	7,333
Allowance for doubtful accounts	(4,806)	(4,612)
Regulatory assets	80,920	17,630
Gas in storage, at average cost	175,209	294,475
Materials and supplies, at average cost	7,741	7,395
Prepaid and accrued taxes	23,803	54,311
Derivatives, at fair value	103,506	100,338
Restricted broker margin accounts	66,515	22,595
Deferred taxes	—	1,498
Other	18,552	14,698
Total current assets	674,676	732,367
NONCURRENT ASSETS
Investments in equity investees	157,049	159,063
Regulatory assets	410,901	434,185
Derivatives, at fair value	3,333	6,515
Other	27,005	21,387
Total noncurrent assets	598,288	621,150
Total assets	$2,669,739	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2012	September 30, 2011
CAPITALIZATION
Common stock equity	$862,242	$776,257
Long-term debt	429,450	426,797
Total capitalization	1,291,692	1,203,054
CURRENT LIABILITIES
Current maturities of long-term debt	8,117	7,575
Short-term debt	191,300	159,350
Gas purchases payable	171,750	252,691
Accounts payable and other	63,268	65,960
Dividends payable	15,780	14,912
Deferred and accrued taxes	17,295	778
Regulatory liabilities	—	4,633
New Jersey clean energy program	13,522	15,011
Derivatives, at fair value	92,028	68,698
Restricted broker margin accounts	29,671	—
Customers' credit balances and deposits	31,455	113,776
Total current liabilities	634,186	703,384
NONCURRENT LIABILITIES
Deferred income taxes	353,237	327,782
Deferred investment tax credits	6,066	6,227
Deferred revenue	5,966	7,633
Derivatives, at fair value	3,751	6,341
Manufactured gas plant remediation	182,900	182,900
Postemployment employee benefit liability	95,176	114,305
Regulatory liabilities	63,391	59,837
New Jersey clean energy program	—	5,133
Asset retirement obligation	27,537	27,026
Other	5,837	5,822
Total noncurrent liabilities	743,861	743,006
Commitments and contingent liabilities (Note 11)
Total capitalization and liabilities	$2,669,739	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 499,500 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2012		September 30, 2011
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$67,104	10.7	$159,328	23.1
NJRES	108,105	41.9	135,147	36.8
Total	$175,209	52.6	$294,475	59.9

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.4 million and $10.3 million as of March 31, 2012 and September 30, 2011, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.7 million ($4.6 million, after tax) and $7.7 million ($4.5 million, after tax) as of March 31, 2012 and September 30, 2011, respectively.

Recent Updates to the Accounting Standards Codification (ASC)

Fair Value

In May 2011, the FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, clarifying certain guidance to ensure that U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) have the same fair value meaning, measurements and disclosure requirements. The amended guidance became effective for interim and annual periods beginning after December 15, 2011. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2012	September 30, 2011
Regulatory assets-current
Conservation Incentive Program	$20,871	$9,178
Underrecovered gas costs	16,544	—
Derivatives, net	43,505	8,452
Total current	$80,920	$17,630
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$61,259	$75,646
Liability for future expenditures	182,900	182,900
Deferred income taxes	10,879	10,879
Energy Efficiency Program	17,913	11,906
New Jersey Clean Energy Program	13,522	20,144
Postemployment and other benefit costs	120,247	123,827
Other	4,181	8,883
Total noncurrent	$410,901	$434,185
Regulatory liability-current
Overrecovered gas costs	$—	$4,633
Total current	$—	$4,633
Regulatory liabilities-noncurrent
Cost of removal obligation	$63,133	$59,752
Other	258	85
Total noncurrent	$63,391	$59,837

NJNG's recovery of costs is facilitated through its base rates, Basic Gas Supply Service (BGSS) and other regulatory riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Recent regulatory filings and/or actions include the following:

•
On November 17, 2011, NJNG notified the BPU that it will provide bill credits to NJNG's residential and small commercial customers during December 2011 and January 2012, as a result of the decline in the wholesale prices of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. On January 25, 2012 and March 9, 2012, NJNG notified the BPU that it would extend bill credits through February 2012 and March 2012, respectively. In total, customers received approximately $90.7 million in credits based on usage during the four-month period.

•
On January 18, 2012, the BPU approved an extension of NJNG's Energy Efficiency program (EE) for one year with an additional $18.4 million of investments in customer incentives and financing earning a weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent.

•
On January 18, 2012, the BPU issued an Order approving NJNG's 2010 Societal Benefits Clause (SBC) filing, in which NJNG requested approval of its manufactured gas plant remediation expenditures incurred through September 30, 2009, as well as continuation of its existing overall SBC rate. In February 2012, NJNG filed its 2011 SBC filing, which requested approval of its MGP expenditures incurred through September 30, 2011, with no additional rate impact on customers.

•	On March 9, 2012, NJNG notified the BPU that it will implement a 3.6 percent decrease to its BGSS rate, effective April 1, 2012, with an annual impact of approximately $19 million.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution infrastructure. If approved, commencing in 2013, NJNG would file a petition with the BPU annually in June to recover costs over the life of the program, including an overall weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent.

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2012		September 30, 2011
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$127	$22	$153	$8
	Derivatives - noncurrent	93	43	127	6
Fair value of derivatives designated as hedging instruments		$220	$65	$280	$14

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$6,049	$49,717	$5,424	$13,258
	Derivatives - noncurrent	163	—	2	620
NJRES:
Physical forward commodity contracts	Derivatives - current	21,541	11,150	33,240	10,570
	Derivatives - noncurrent	578	604	4,450	781
Financial commodity contracts	Derivatives - current	75,789	31,139	61,521	44,862
	Derivatives - noncurrent	2,499	3,104	1,936	4,934
Fair value of derivatives not designated as hedging instruments		$106,619	$95,714	$106,573	$75,025
Total fair value of derivatives		$106,839	$95,779	$106,853	$75,039

At March 31, 2012, the gross notional amount of the foreign currency transactions was approximately $11.5 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2012	2011	2012	2011
NJRES:
Physical commodity contracts	Operating revenues	$8,745	$41,306	$(3,163)	$24,837
Physical commodity contracts	Gas purchases	116	(9,448)	4,391	(5,739)
Financial commodity contracts	Gas purchases	40,511	496	102,965	(27,775)
Total unrealized and realized gains (losses)		$49,372	$32,354	$104,193	$(8,677)

Not included in the previous table, are (losses) associated with NJNG's financial derivatives that totaled $(15.4) million and $(2.2) million for the three months ended March 31, 2012 and 2011, respectively and $(35.3) million and $(4.9) million for the six months ended March 31, 2012 and 2011, respectively. These derivatives are part of its risk management activities that relate

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$(25)	$42	$(23)	$(50)	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$(75)	$161	$(35)	$(59)	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $105,000 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2012	September 30, 2011
NJNG	Futures	14.8	23.7
	Swaps	3.3	(1.8)
	Options	2.4	1.1
NJRES	Futures	(26.0)	(13.8)
	Swaps	(0.7)	(41.9)
	Options	—	—
	Physical	24.6	58.3

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

(Thousands)	Balance Sheet Location	March 31, 2012	September 30, 2011
NJNG	Broker margin - Current assets	$46,361	$11,722
NJRES	Broker margin - Current assets	$20,154	$10,873
NJRES	Broker margin - Current (liabilities)	$(29,671)	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2012. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$107,085
Noninvestment grade	21,457
Internally rated investment grade	25,580
Internally rated noninvestment grade	7,451
Total	$161,573

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2012 and September 30, 2011, was $2.6 million and $4.1 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2012 and September 30, 2011, the Company would have been required to post an additional $2.2 million and $1.7 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

Liquidation of Clearing Broker

MF Global Inc. (MFGI) and MF Global UK Limited (UKMF), which operated as futures commission merchants and broker/dealer entities of MF Global Holdings Ltd. (collectively with its affiliates, MF Global), were NJRES' clearing brokers through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our former clearing brokers, MFGI and UKMF, were required to hold on our behalf in segregated or secured accounts. MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. Shortly thereafter, on October 31, 2011, the Securities Investor Protection Corporation announced that it had initiated the liquidation of MFGI under the Securities Investor Protection Act (SIPA) in the U.S. and the High Court in the U.K. appointed special administrators to conduct the liquidation of UKMF. The SIPA Trustee's latest estimate of the shortfall in commodities customers' segregated account funds is $1.6 billion.

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. To date, NJRES has received distributions from the SIPA Trustee totaling $7.6 million related to its CME positions. Accordingly, the remaining exposure as of March 31, 2012, is $20.2 million.

NJRES has filed claims in both the MFGI and UKMF liquidation proceedings and intends to vigorously prosecute those claims to recover all of its funds, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities is as follows:

(Thousands)	March 31, 2012	September 30, 2011
Carrying value	$437,567	$434,372
Fair market value	$478,010	$471,022

Effective January 1, 2012, NJR changed its valuation technique from a market approach to an income approach. NJR considers the discounted cash flow method to provide a more consistently reliable fair value. Inputs include U.S. Treasury securities and credit spreads, both of which are observable inputs. Any adjustments to the measurement for duration, as applicable, are not considered to be significant, therefore, NJR classifies its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2012:
Assets:
Physical forward commodity contracts	$—	$22,119	$—	$22,119
Financial derivative contracts - natural gas	47,212	37,288	—	84,500
Financial commodity contracts - foreign exchange	—	220	—	220
Available for sale equity securities - energy industry (1)	10,408	—	—	10,408
Other	3,865	—	—	3,865
Total assets at fair value	$61,485	$59,627	$—	$121,112
Liabilities:
Physical forward commodity contracts	$—	$11,754	$—	$11,754
Financial commodity contracts - natural gas	61,351	22,609	—	83,960
Financial commodity contracts - foreign exchange	—	65	—	65
Other	729	—	—	729
Total liabilities at fair value	$62,080	$34,428	$—	$96,508

As of September 30, 2011:
Assets:
Physical forward commodity contracts	$—	$37,690	$—	$37,690
Financial derivative contracts - natural gas	25,617	43,266	—	68,883
Financial commodity contracts - foreign exchange	—	280		280
Available for sale equity securities - energy industry (1)	10,348	—	—	10,348
Other	2,820	—	—	2,820
Total assets at fair value	$38,785	$81,236	$—	$120,021
Liabilities:
Physical forward commodity contracts	$—	$11,351	$—	$11,351
Financial derivative contracts - natural gas	23,715	39,959	—	63,674
Financial commodity contracts - foreign exchange	—	14	—	14
Other	616	—	—	616
Total liabilities at fair value	$24,331	$51,324	$—	$75,655

(1)	Included in other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

NJR's investments in equity investees include the following investments as of:

(Thousands)	March 31, 2012	September 30, 2011
Steckman Ridge	$134,703	$135,130
Iroquois	22,346	23,933
Total	$157,049	$159,063

As of March 31, 2012, the investment of Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 13. Related Party Transactions for more information on these affiliate transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2012	2011	2012	2011
Net income , as reported	$54,535	$63,927	$111,892	$88,436
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,509	41,352	41,472	41,316
Basic earnings per common share	$1.31	$1.55	$2.70	$2.14
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,509	41,352	41,472	41,316
Incremental shares (1)	202	201	201	200
Weighted average shares of common stock outstanding-diluted	41,711	41,553	41,673	41,516
Diluted earnings per common share (2)	$1.31	$1.54	$2.68	$2.13

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2012 and 2011.

8.	DEBT

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

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	March 31, 2012	September 30, 2011	Maturity Dates
NJR
Debt shelf facilities (1) (2) (3)	$175,000	$175,000	Various (3)
Bank credit facilities (4)	$325,000	$325,000	December 2012
Notes payable outstanding at end of period	$157,300	$132,850
Weighted average interest rate at end of period	0.53%	0.54%
Amount available at end of period	$155,453	$157,853
NJNG
Bank credit facility dedicated to EDA Bonds (2) (4)	$100,000	$100,000	August 2015
Bank credit facilities (4)	$200,000	$200,000	August 2014
Commercial paper outstanding at end of period	$34,000	$26,500
Weighted average interest rate at end of period	0.16%	0.24%
Amount available at end of period	$166,000	$173,500

(1)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of March 31, 2012 and September 30, 2011, respectively.

(3)	$100 million debt shelf expires May 2013 and $75 million debt shelf expires June 2014.

(4)	Committed credit facilities, which require commitment fees on the unused amounts.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1,344	$1,194	$2,688	$2,388	$896	$836	$1,792	$1,672
Interest cost	2,206	2,095	4,412	4,189	1,283	1,212	2,566	2,423
Expected return on plan assets	(3,171)	(2,873)	(6,342)	(5,745)	(686)	(618)	(1,372)	(1,236)
Recognized actuarial loss	1,254	987	2,508	1,973	724	653	1,448	1,306
Prior service cost amortization	11	12	22	24	6	19	12	38
Recognized net initial obligation	—	—	—	—	89	89	178	178
Net periodic benefit cost	$1,644	$1,415	$3,288	$2,829	$2,312	$2,191	$4,624	$4,381

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

10.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2012 and 2011, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the six months ended March 31, 2012 and 2011, are 19.5 percent and 32.4 percent, respectively. The decrease in the rate is due primarily to federal investment tax credits (ITC) of $24.9 million and $6.1 million, generated by NJRCEV's solar investments placed into service in the six months ended March 31, 2012 and 2011, respectively, and solar investments forecasted to be completed before the end of the fiscal year.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $96 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of March 31, 2012, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2012	2013	2014	2015	2016	Thereafter
NJRES:
Natural gas purchases	$264,023	$181,858	$6,555	$—	$—	$—
Storage demand fees	21,136	31,625	18,838	12,286	7,236	12,353
Pipeline demand fees	32,704	41,830	22,169	10,891	9,077	17,427
Sub-total NJRES	$317,863	$255,313	$47,562	$23,177	$16,313	$29,780
NJNG:
Natural gas purchases	$19,877	$1,096	$—	$—	$—	$—
Storage demand fees	15,666	30,070	25,123	15,888	11,088	33,245
Pipeline demand fees	27,164	76,776	73,150	35,213	31,578	201,838
Sub-total NJNG	$62,707	$107,942	$98,273	$51,101	$42,666	$235,083
Total (1)	$380,570	$363,255	$145,835	$74,278	$58,979	$264,863

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $121.2 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Approximately $49.1 million has been committed or spent on capital expenditures, including accruals, during the six months ended March 31, 2012. The expected expenditures in fiscal 2012 include an estimate of $49.9 million related to AIP II. NJNG has committed or spent $14.9 million related to AIP II programs during the six months ended March 31, 2012.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the six months ended March 31, 2012 were $61.8 million. The Company currently estimates solar-related capital expenditures of $82.6 million during fiscal 2012, of which $79.8 million has been committed or spent. Solar-related capital expenditures in fiscal 2013 are estimated to be $90 million. These investments are subject to a variety of factors, such as the identification of appropriate projects, the timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. On January 18, 2012, the BPU approved the recovery of the remediation expenditures incurred through September 30, 2009, which maintained the expected annual recovery at approximately $20 million. As of March 31, 2012, $61.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

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

12.	BUSINESS SEGMENT AND OTHER OPERATIONS DATA

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating revenues
Natural Gas Distribution
External customers	$226,023	$433,248	$417,397	$723,924
Intercompany	—	—	—	—
Energy Services
External customers	378,356	535,987	820,162	950,418
Intercompany	2,654	37,088	2,848	53,431
Clean Energy Ventures
External customers	527	—	907	—
Segment subtotal	607,560	1,006,323	1,241,314	1,727,773
Retail and Other
External customers	8,014	7,751	16,866	15,796
Intercompany	263	75	442	156
Eliminations	(2,916)	(37,162)	(3,290)	(53,586)
Total	$612,921	$976,987	$1,255,332	$1,690,139
Depreciation and amortization
Natural Gas Distribution	$8,749	$8,235	$17,381	$16,458
Energy Services	16	15	32	31
Clean Energy Ventures	1,511	28	2,321	28
Energy Holdings	2	2	3	3
Segment subtotal	10,278	8,280	19,737	16,520
Retail and Other	161	197	302	411
Total	$10,439	$8,477	$20,039	$16,931
Interest income (1)
Natural Gas Distribution	$214	$280	$460	$540
Energy Services	(5)	3	26	8
Energy Holdings	285	224	533	452
Segment subtotal	494	507	1,019	1,000
Retail and Other	1	1	1	1
Eliminations	(268)	(217)	(503)	(438)
Total	$227	$291	$517	$563

(1)	Included in other income in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,713	$3,808	$7,450	$7,824
Energy Services	245	323	515	599
Clean Energy Ventures	198	3	340	7
Energy Holdings	683	817	1,397	1,625
Segment subtotal	4,839	4,951	9,702	10,055
Retail and Other	588	127	730	286
Total	$5,427	$5,078	$10,432	$10,341
Income tax provision (benefit)
Natural Gas Distribution	$27,016	$26,278	$42,612	$40,879
Energy Services	(2,105)	7,525	9,403	6,683
Clean Energy Ventures	(14,826)	(6,071)	(26,997)	(6,710)
Energy Holdings	1,393	1,487	2,624	2,670
Segment subtotal	11,478	29,219	27,642	43,522
Retail and Other	(312)	(588)	(371)	(1,044)
Eliminations	(72)	(19)	(140)	(13)
Total	$11,094	$28,612	$27,131	$42,465
Equity in earnings of affiliates
Energy Holdings	$3,967	$4,360	$7,582	$7,980
Segment subtotal	3,967	4,360	7,582	7,980
Eliminations	(949)	(750)	(1,910)	(1,453)
Total	$3,018	$3,610	$5,672	$6,527
Net financial earnings (loss)
Natural Gas Distribution	$44,936	$44,040	$70,910	$68,396
Energy Services	15,871	16,001	23,486	19,168
Clean Energy Ventures	11,862	5,171	21,959	5,225
Energy Holdings	2,021	2,145	3,804	3,858
Segment subtotal	74,690	67,357	120,159	96,647
Retail and Other	(543)	(328)	(689)	(488)
Eliminations	(21)	—	(36)	—
Total	$74,126	$67,029	$119,434	$96,159
Capital expenditures
Natural Gas Distribution	$27,427	$18,988	$49,145	$47,186
Clean Energy Ventures	14,175	9,038	61,786	9,937
Segment subtotal	41,602	28,026	110,931	57,123
Retail and Other	370	1,717	459	1,963
Total	$41,972	$29,743	$111,390	$59,086

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Consolidated net financial earnings	$74,126	$67,029	$119,434	$96,159
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1)	7,664	2,306	(9,708)	36,710
Effects of economic hedging related to natural gas inventory, net of taxes	11,927	796	17,250	(28,987)
Consolidated net income	$54,535	$63,927	$111,892	$88,436

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $79,000 and $30,000, for the three months ended March 31, 2012 and March 31, 2011, respectively, and $197,000, and $32,000 for the six months ended March 31, 2012 and 2011, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2012	September 30, 2011
Assets at end of period:
Natural Gas Distribution	$1,951,497	$1,942,691
Energy Services	346,995	400,882
Clean Energy Ventures	166,478	80,234
Energy Holdings	157,987	159,940
Segment subtotal	2,622,957	2,583,747
Retail and Other	66,742	87,066
Intercompany assets (1)	(19,960)	(21,369)
Total	$2,669,739	$2,649,444

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of March 31, 2012, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2012. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $2.1 million and $4.1 million during the three and six months ended March 31, 2012, respectively. As of March 31, 2012, NJRES had fees payable of $238,000 and $392,000 to Steckman Ridge and Iroquois Gas Transmission, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $1.9 million and $4 million during the three and six months ended March 31, 2012, respectively. As of March 31, 2012, NJNG had fees payable (receivable) to Steckman Ridge and Iroquois Gas Transmission in the amount of $775,000 and $(146,000), respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

($ in thousands)	March 31, 2012		September 30, 2011
Assets
Natural Gas Distribution	$1,951,497	74%	$1,942,691	74%
Energy Services	346,995	13	400,882	15
Clean Energy Ventures	166,478	6	80,234	3
Energy Holdings	157,987	6	159,940	6
Retail and Other	66,742	2	87,066	3
Eliminations (1)	(19,960)	(1)	(21,369)	(1)
Total	$2,669,739	100%	$2,649,444	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

An increase in capital expenditures associated with solar investments at Clean Energy Ventures was the primary contributor to the increase in assets, partially offset by a decrease at Energy Services in both accounts receivable and gas in storage during the six months ended March 31, 2012.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2012		2011		2012		2011
Net Income (Loss)
Natural Gas Distribution	$44,936	82%	$44,040	69%	$70,910	63%	$68,396	77%
Energy Services	(3,642)	(7)	12,929	20	16,141	14	11,477	13
Clean Energy Ventures	11,862	22	5,171	8	21,959	20	5,225	6
Energy Holdings	2,021	4	2,145	3	3,804	3	3,858	4
Retail and Other	(543)	(1)	(328)	—	(689)	—	(488)	—
Eliminations (1)	(99)	—	(30)	—	(233)	—	(32)	—
Total	$54,535	100%	$63,927	100%	$111,892	100%	$88,436	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized (losses) in the Energy Services segment of $(7.6) million and $(2.3) million, after taxes, for the three months ended March 31, 2012 and 2011, respectively and realized (losses) of $(11.9) million and $(796,000), after taxes, for the three months ended March 31, 2012 and 2011, respectively. Also included in net income are unrealized gains (losses) in the Energy Services segment of $9.9 million and $(36.7) million, after taxes, for the six months ended March 31, 2012 and 2011, respectively and realized (losses) gains of $(17.3) million and $29 million, after taxes, for the six months ended March 31, 2012 and 2011, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

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

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2012		2011		2012		2011
Net Financial Earnings (Loss)
Natural Gas Distribution	$44,936	61%	$44,040	66%	$70,910	59%	$68,396	71%
Energy Services	15,871	21	16,001	24	23,486	20	19,168	20
Clean Energy Ventures	11,862	16	5,171	8	21,959	18	5,225	5
Energy Holdings	2,021	3	2,145	3	3,804	3	3,858	4
Retail and Other	(543)	(1)	(328)	(1)	(689)	—	(488)	—
Eliminations (1)	(21)	—	—	—	(36)	—	—	—
Total	$74,126	100%	$67,029	100%	$119,434	100%	$96,159	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 499,500 residential and commercial customers in its service territory and participates in the off-system sales and capacity release markets. NJNG's operations are managed with the goal of providing safe and reliable service, growing profitably and promoting clean energy programs. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies, which are described further below, to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. Effective October 1, 2010, the BPU approved recovery of $12.1 million annually for accrued and estimated CIP amounts through September 30, 2010. In June 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011. The proposed CIP rates result in a decrease to residential heat customers and a minor increase to all other customers. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of March 31, 2012, NJNG has $20.9 million in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets related to accrued CIP to be recovered in future periods from customers.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the six months ended March 31, 2012, NJNG added 3,492 new customers, or an increase of 13.7 percent compared with the six months ended March 31, 2011, and converted 261 existing customers to natural gas heat and other services. This customer growth is expected by NJNG to increase annual utility gross margin by approximately $1.9 million. NJNG currently expects to add approximately 12,000 to 14,000 new customers during the two-year period of fiscal 2012 and 2013. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.5 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of utility gross margin.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $2.45 per MMBtu (Million Metric British thermal unit) to $3.76 per MMBtu and from $3.29 per MMBtu to $4.32 per MMBtu during the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $2.80 per MMBtu, 10.8 percent lower than the average settlement price of $3.14 per MMBtu during the six months ended March 31, 2012.

NJNG occasionally adjusts its periodic Basic Gas Supply Service (BGSS) rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. Accordingly, during the three and six-month periods ended March 31, 2012, NJNG issued credits of $66.4 million and $90.7 million, respectively, to residential and small commercial customers. In addition, on March 9, 2012, NJNG notified the BPU that it will implement a 3.6 percent decrease to its periodic BGSS rate, effective April 1, 2012. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices.

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

Utility gross margin from incentive programs was $3.2 million and $3.4 million during the three months ended March 31, 2012 and 2011, respectively, and $6.1 million and $6.2 million during the six months ended March 31, 2012 and 2011, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

NJNG reviews the costs associated with its MGP annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As of March 31, 2012, NJNG has recognized a regulatory asset and an obligation of $182.9 million, a decrease of $18.7 million, or 9.3 percent, compared with the prior year. The decrease was due primarily to fiscal 2011 remediation expenditures that reduced the obligation along with the annual reassessment of the MGP remediation and related costs, which resulted in a decrease in three out of the five MGP sites.

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

NJNG has estimated capital expenditures for fiscal 2012 of $121.2 million, of which $49.9 million is related to AIP II. During the six months ended March 31, 2012, NJNG has committed or spent $49.1 million, of which $14.9 million is related to AIP II.

On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution infrastructure. If approved, commencing in 2013, NJNG would file a petition with the BPU annually in June to recover costs over the life of the program, including an overall weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent.

Other

NJNG administers BPU approved EE programs, which facilitate home energy audits and provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period. On January 18, 2012, the BPU approved the extension of the program through December 31, 2012, with an additional $18.4 million of investments in customer incentives and financing earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. As of March 31, 2012, the BPU has approved total EE expenditures of $44.3 million, of which NJNG has spent $24.7 million.

On June 16, 2011, NJNG submitted a filing with the BPU seeking authority to invest up to $15 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. NJNG would submit a cost recovery filing to the BPU in October 2012, requesting a base rate change to be effective in early 2013, including an overall weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent. Proceeds from the delivery of the associated natural gas, along with any available federal and state incentives, are proposed to be credited back to customers to help offset the cost of this investment.

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

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are completed and placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a Solar Renewable Energy Certificate (SREC) is created. NJRCEV currently estimates capital expenditures of approximately $82.6 million in fiscal 2012, of which $61.8 million was associated with projects placed in service during the six months ended March 31, 2012. These investments are subject to a variety of factors, including logistics associated with timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a material adverse impact on earnings and cash flow. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings and cash flow.

Energy Holdings Segment

NJR's subsidiary, NJR Energy Holdings Corporation, invests in natural gas “midstream” assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates, and is considering other potential opportunities that meet its investment and development criteria.

As of March 31, 2012, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $134.7 million and $22.3 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 131,800 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

A summary of the company's consolidated results is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($ in Thousands)	2012	2011	% change	2012	2011	% change
Operating revenues	$612,921	$976,987	(37.3)%	$1,255,332	$1,690,139	(25.7)%
Gas purchases	$460,356	$783,619	(41.3)%	$952,403	$1,373,315	(30.6)%
Net income	$54,535	$63,927	(14.7)%	$111,892	$88,436	26.5%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases decreased during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, due primarily to:

•
Bill credits issued to NJNG customers during the three and six months ended March 31, 2012, that did not occur during the comparable periods in fiscal 2011, as well as decreases in firm sales due to lower therm usage and off-system sales; partially offset by

•	lower average commodity prices at NJRES, which correlate to the lower price levels on the NYMEX.

Net income decreased 14.7 percent during the three months ended March 31, 2012, to $54.5 million from $63.9 million for the three months ended March 31, 2011. Earnings for the three months ended March 31, 2012, were $1.31 per basic share and $1.31 per diluted share, compared with $1.55 per basic share and $1.54 per diluted share for the three months ended March 31, 2011. Changes in net income were primarily driven by an increase in unrealized and realized losses at NJRES.

Net income increased 26.5 percent during the six months ended March 31, 2012, to $111.9 million, compared with $88.4 million for the six months ended March 31, 2011. Earnings for the six months ended March 31, 2012, were $2.70 per basic share and $2.68 per diluted share, compared with $2.14 per basic share and $2.13 per diluted share for the six months ended March 31, 2011. Changes in net income were primarily driven by:

•	an increase at Clean Energy Ventures associated with solar projects that were completed and placed into service during the three and six months ended March 31, 2012; and

•	an increase at NJRES due primarily to higher revenue from fee based services and transportation arbitrage opportunities as compared to the prior year; and

•	improved earnings at NJNG during the current fiscal period due primarily to customer growth.

Natural Gas Distribution Segment

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Utility gross margin
Operating revenues	$226,023	$433,248	$417,397	$723,924
Less:
Gas purchases	81,667	272,948	168,154	450,599
Energy and other taxes	14,353	27,296	26,236	45,778
Regulatory rider expense	18,443	24,304	30,986	41,002
Total utility gross margin	111,560	108,700	192,021	186,545
Operation and maintenance expense	26,246	26,069	52,186	51,943
Depreciation and amortization	8,749	8,235	17,381	16,458
Other taxes not reflected in utility gross margin	1,235	1,064	2,141	2,143
Operating income	75,330	73,332	120,313	116,001
Other income	335	794	659	1,098
Interest expense, net of capitalized interest	3,713	3,808	7,450	7,824
Income tax provision	27,016	26,278	42,612	40,879
Net income	$44,936	$44,040	$70,910	$68,396

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

NJNG's operating revenues and gas purchases decreased by $207.2 million, or 47.8 percent, and by $191.3 million, or 70.1 percent, respectively, during the three months ended March 31, 2012, compared with the three months ended March 31, 2011, as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $79.6 million and $48.6 million, respectively, as a result of lower therm usage due primarily to weather being 22 percent warmer than the prior year, partially offset by an increase in operating revenue of $20.7 million, as a result of higher CIP accruals;

•
a decrease in operating revenues and gas purchases in the amount of $66.4 million and $62.1 million, respectively, due to bill credits, inclusive of sales tax refunds of $4.3 million, during the three months ended March 31, 2012, that did not occur during the three months ended March 31, 2011;

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $60 million and $58.1 million, respectively, due primarily to a 41.4 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release activity, coupled with a 47 percent decrease in average cost;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $22.3 million and $20.9 million, respectively, as a result of a decrease in the average BGSS rate per therm; partially offset by

•	an increase in operating revenue of $1 million due primarily to the increase in base rates related to AIP.

NJNG's operating revenues and gas purchases decreased by $306.5 million, or 42.3 percent, and by $282.4 million, or 62.7 percent, respectively, during the six months ended March 31, 2012, compared with the six months ended March 31, 2011, as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $131.6 million and $79.9 million, respectively, as a result of lower therm usage due primarily to weather being 23.1 percent warmer than the prior year, partially offset by an increase in operating revenue of $34.6 million, as a result of higher CIP accruals;

•
a decrease in operating revenues and gas purchases in the amount of $90.7 million and $84.8 million, respectively, due to bill credits, inclusive of sales tax refunds of $5.9 million, during the six months ended March 31, 2012, that did not occur during the six months ended March 31, 2011;

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $84 million and $81.6 million, respectively, due primarily to a 35.2 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release activity, coupled with a 32.5 percent decrease in average cost;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $36.1 million and $33.7 million, respectively, as a result of a decrease in the average BGSS rate per therm; partially offset by

•	an increase in operating revenue of $2.1 million due primarily to the increase in base rates related to AIP.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, totaled $14.4 million and $27.3 million during the three months ended March 31, 2012 and 2011, respectively and $26.2 million and $45.8 million during the six months ended March 31, 2012, and 2011, respectively. The fluctuation in sales tax correlates directly to the changes in operating revenue from firm sales. The decrease of $8.2 million during the three months ended March 31, 2012 was due primarily to a decrease of $195.2 million in operating revenue subject to sales tax, compared with the three months ended March 31, 2011. The decrease of $14.3 million during the six months ended March 31, 2012, was due primarily to a decrease of $286.3 million in operating revenue subject to sales tax, compared with the six months ended March 31, 2011. TEFA, which is calculated on a per-therm basis, decreased $703,000 and $1.4 million during the three and six months ended March 31, 2012, primarily due to lower usage compared with the three and six months ended March 31, 2011. TEFA will be phased out over a three-year period commencing January 1, 2012.

Regulatory rider expenses, which are calculated on a per-therm basis, consist of recovery of state-mandated programs, the RA and energy efficiency costs. During the three and six months ended March 31, 2012, the decrease in expense, which is offset by a corresponding decrease in operating revenue, was due primarily to a 2.6 percent and 2.3 percent decrease in rates and a 22.2 percent and 22.6 percent decrease in usage compared with the three and six months ended March 31, 2011, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2012		2011		2012		2011
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$73,496	15.6	$72,711	20.9	$124,726	25.8	$123,557	34.6
Commercial, industrial and other	17,401	3.0	16,903	4.0	30,511	5.0	29,893	6.7
Firm transportation	17,351	4.7	15,571	5.3	30,531	8.1	26,766	9.3
Total utility firm gross margin/throughput	108,248	23.3	105,185	30.2	185,768	38.9	180,216	50.6
Incentive programs	3,220	23.2	3,431	28.4	6,059	48.8	6,155	55.7
Interruptible	92	1.0	84	1.2	194	3.1	174	2.6
Total utility gross margin/throughput	$111,560	47.5	$108,700	59.8	$192,021	90.8	$186,545	108.9

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Total utility firm gross margin increased $3.1 million and $5.6 million due primarily to customer growth during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, respectively.

Utility firm gross margin from transportation service increased $1.8 million to $17.4 million during the three months ended March 31, 2012, from $15.6 million during the three months ended March 31, 2011, and increased $3.8 million to $30.5 million during the six months ended March 31, 2012, from $26.8 million during the six months ended March 31, 2011. The improvement was due primarily to an increase in customers that transferred from residential and commercial sales to transportation due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 34,549 and 28,360 residential customers and 9,086 and 8,743 commercial customers using its transportation service at March 31, 2012 and 2011, respectively.

NJNG added 3,492 and 3,070 new customers and converted 261 and 305 existing customers to natural gas heat and other services during the six months ended March 31, 2012, and 2011 , respectively. The customer growth represents an estimated annual increase of approximately 0.4 Bcf in sales to firm customers, which would contribute approximately $1.9 million annually to utility gross margin assuming normal weather and usage.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Weather (1)	$17,013	$(36)	$25,973	$(2,850)
Usage	5,374	1,678	10,240	4,499
Total	$22,387	$1,642	$36,213	$1,649

(1)
Compared with the twenty-year average, weather was 22.5 percent and 21.4 percent warmer-than-normal during the three and six months ended March 31, 2012, respectively and 0.6 percent and 3.5 percent colder-than-normal during the three and six months ended March 31, 2011, respectively.

Incentive Programs

Utility gross margin generated by NJNG's incentive programs decreased slightly during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, due primarily to a decrease in off system sales, offset by an increase in FRM, storage incentive and capacity release margins.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expenses

Operations and maintenance and other taxes remained relatively consistent during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011. Depreciation expense during the three and six months ended March 31, 2012, increased $514,000 and $923,000 compared with the three and six months ended March 31, 2011, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2 million, or 2.7 percent, during the three months ended March 31, 2012, compared with the three months ended March 31, 2011, due primarily to an increase in total utility gross margin of $2.9 million, partially offset by an increase in depreciation expense, as previously discussed. Operating income increased $4.3 million, or 3.7 percent, during the six months ended March 31, 2012, compared with the six months ended March 31, 2011, due primarily to an increase in total utility gross margin of $5.5 million, partially offset by an increase in depreciation expense, as previously discussed.

Interest Expense

Interest expense decreased slightly during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, due primarily to lower interest and commitment fees as a result of the refinancing of NJNG's variable rate long-term debt and credit facility, respectively.

Net Income

Net income increased $896,000, or 2 percent, to $44.9 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011, due primarily to the factors discussed above, partially offset by an increase in income tax expense of $738,000 correlating to the higher operating income.

Net income increased $2.5 million, or 3.7 percent, to $70.9 million during the six months ended March 31, 2012 compared with the six months ended March 31, 2011, due primarily to the factors discussed above, partially offset by an increase in income tax expense of $1.7 million correlating to the higher operating income.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating revenues	$381,010	$573,075	$823,010	$1,003,849
Gas purchases (including demand charges) (1)	382,432	548,677	789,195	977,992
Gross margin	(1,422)	24,398	33,815	25,857
Operation and maintenance expense	3,755	3,309	7,096	6,480
Depreciation and amortization	16	15	32	31
Other taxes	304	301	654	595
Operating (loss) income	(5,497)	20,773	26,033	18,751
Other income	(5)	4	26	8
Interest expense, net	245	323	515	599
Income tax (benefit) provision	(2,105)	7,525	9,403	6,683
Net (loss) income	$(3,642)	$12,929	$16,141	$11,477

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	34.9 Bcf of net short futures contracts and fixed swap positions, and;

•	8.2 Bcf of net long basis swap positions.

As of March 31, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	32.9 Bcf of net short futures contracts and fixed swap positions, and;

•	5.0 Bcf of net long basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During the three and six months ended March 31, 2012, operating revenue decreased $192.1 million and $180.8 million, respectively and gas purchases decreased $166.2 million and $188.8 million, respectively, due primarily to lower average prices, which correlate to the lower price levels on the NYMEX. NYMEX prices averaged $2.74 per MMBtu during the three months ended March 31, 2012 compared with $4.11 per MMBtu during the three months ended March 31, 2011 and averaged $3.14 per MMBtu during the six months ended March 31, 2012 compared with $3.95 per MMBtu during the six months ended March 31, 2011.

Gross margin

NJRES' gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases (including demand charges), and may not be comparable to the definition of gross margin used by others in the natural gas distribution, energy marketing and other industries. Gross margin during the three months ended March 31, 2012, was lower by approximately $25.8 million compared with the three months ended March 31, 2011, due primarily to higher unrealized and realized losses during fiscal 2012 compared with fiscal 2011. During the six months ended March 31, 2012, gross margin was higher by approximately $8 million compared with the six months ended March 31, 2011, due primarily to higher revenue from fee based elements of transactions executed with producers in the Marcellus shale region, and an improvement in the results of transportation arbitrage opportunities as compared with the prior year. Exploration and production of shale gas in the Northeastern region continued to contribute to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area.

NJRES had unrealized (losses) of $(12) million and $(3.6) million during the three months ended March 31, 2012 and 2011, respectively, unrealized gains (losses) of $15.7 million and $(58) million during the six months ended March 31, 2012 and 2011, respectively, relating to physical commodity and financial derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

NJRES also had realized (losses) of $(18.9) million and $(1.3) million during the three months ended March 31, 2012 and 2011, respectively and realized (losses) gains of $(27.3) million and $45.8 million during the six months ended March 31, 2012 and 2011, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized (losses) gains pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The changes resulted from less favorable settlement prices compared with the prior year.

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

In addition, there was an increase in realized margin associated with physical sale of natural gas during the three and six months ended March 31, 2012, as described further in the discussion of financial margin in the Non-GAAP measures section below.

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

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating revenues	$381,010	$573,075	$823,010	$1,003,849
Less: Gas purchases	382,432	548,677	789,195	977,992
Add:
Unrealized loss (gain) on derivative instruments and related instruments	11,996	3,598	(15,665)	58,005
Effects of economic hedging related to natural gas inventory	18,862	1,258	27,280	(45,843)
Financial margin	$29,436	$29,254	$45,430	$38,019

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating (loss) income	$(5,497)	$20,773	$26,033	$18,751
Add:
Operation and maintenance expense	3,755	3,309	7,096	6,480
Depreciation and amortization	16	15	32	31
Other taxes	304	301	654	595
Subtotal - Gross margin	(1,422)	24,398	33,815	25,857
Add:
Unrealized loss (gain) on derivative instruments and related instruments	11,996	3,598	(15,665)	58,005
Effects of economic hedging related to natural gas inventory	18,862	1,258	27,280	(45,843)
Financial margin	$29,436	$29,254	$45,430	$38,019

A reconciliation of NJRES' net income (loss) to net financial earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Net (loss) income	$(3,642)	$12,929	$16,141	$11,477
Add:
Unrealized loss (gain) on derivative instruments and related instruments, net of taxes	7,586	2,276	(9,905)	36,678
Effects of economic hedging related to natural gas inventory, net of taxes	11,927	796	17,250	(28,987)
Net financial earnings	$15,871	$16,001	$23,486	$19,168

Financial margin remained relatively flat during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Financial margin increased $7.4 million to $45.4 million during the six months ended March 31, 2012. The increase was due primarily to higher revenue from fee based elements of transactions executed with producers in the Marcellus shale region, and an improvement in the results of transportation arbitrage opportunities as compared with the prior year. Exploration and production of shale gas in the Northeastern region continued to contribute to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area.

Despite the favorable results in the first and second quarters, the fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings.

Operating Expenses

Operation and maintenance expense increased $446,000, or 13.5 percent, during the three months ended March 31, 2012, and increased $616,000, or 9.5 percent, during the six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, respectively, due primarily to an increase in salaries and shared corporate services costs.

Net Financial Earnings

Net financial earnings remained relatively flat during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Net financial earnings increased $4.3 million during the six months ended March 31, 2012, compared with the six months ended March 31, 2011, due primarily to higher financial margin, as previously described, partially offset by applicable income taxes.

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

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating revenues	$527	$—	$907	$—
Operation and maintenance expense	$1,691	$833	$3,142	$1,401
Income tax (benefit)	$(14,826)	$(6,071)	$(26,997)	$(6,710)
Net income	$11,862	$5,171	$21,959	$5,225

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. There were no commercial projects placed into service during the three months ended March 31, 2012. There were two commercial roof-top projects totaling 2 MWs placed into service during the three months ended March 31, 2011. During the six months ended March 31, 2012, NJRCEV constructed and placed into service four roof-top and ground mounted commercial projects totaling approximately 20.2 MW of solar capacity. In addition, NJRCEV placed into service the remaining 25 percent of the 4.7 MW system in Vineland, New Jersey.

In addition, during the three months ended March 31, 2012, NJRCEV's residential solar leasing program installed approximately 1 MW of capacity on 132 homes and installed approximately 2 MW of capacity on 272 homes during the six months ended March 31, 2012. This compares with installations of approximately 0.16 MW of capacity on 23 homes during the three months ended March 31, 2011, and 0.25 MW of capacity on 35 homes during the six months ended March 31, 2011, which were recorded at NJRHS as part of the Retail and Other operations. The residential solar leasing program and related assets were transferred to NJRCEV during the third quarter of fiscal 2011.

Operating revenues generated during the three and six months ended March 31, 2012, consisted primarily of the sale of SRECs.

Operation and maintenance expense increased by $858,000 and $1.7 million during the three and six months ended March 31, 2012, as compared with the three and six months ended March 31, 2011, due primarily to increased costs, as a result of compensation, shared corporate services costs, consulting costs and other administrative expenses.

Income tax benefit during the three months ended March 31, 2012 and 2011, includes $13.6 million and $5.7 million, respectively, related to ITCs and $24.9 million and $6.1 million during the six months ended March 31, 2012 and 2011, respectively. GAAP requires that for interim reporting, companies forecast their earnings and income taxes, including ITC's, for the year and apply that estimated effective tax rate to the period-to-date pretax income. Total ITC-eligible capital expenditures in fiscal 2012 are forecasted to be $111.7 million, including $100.5 million associated with solar projects placed into service during the six months ended March 31, 2012.

Net income in the three and six months ended March 31, 2012, increased $6.7 million and $16.7 million, compared with the three and six months ended March 31, 2011, due primarily to increased ITCs, partially offset by operation and maintenance expense, as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Equity in earnings of affiliates	$3,967	$4,360	$7,582	$7,980
Operation and maintenance expense	$155	$133	$273	$275
Interest expense, net	$398	$593	$864	$1,173
Net income	$2,021	$2,145	$3,804	$3,858

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Iroquois	$1,592	$1,449	$2,837	$2,627
Steckman Ridge	2,375	2,911	4,745	5,353
Total equity in earnings	$3,967	$4,360	$7,582	$7,980

Net income decreased slightly during the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011, due primarily to slightly lower equity in earnings offset by lower interest expense resulting from a reduction in debt.

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011
Operating revenues	$8,277	$7,826	$17,308	$15,952
Operation and maintenance expense	$7,554	$7,500	$15,813	$15,213
Net (loss)	$(543)	$(328)	$(689)	$(488)

Operating revenues increased $451,000, or 5.8 percent, during the three months ended March 31, 2012, to $8.3 million compared with $7.8 million during the three months ended March 31, 2011, and $1.4 million, or 8.5 percent, during the six months ended March 31, 2012, to $17.3 million compared with $16 million during the six months ended March 31, 2011. The improvement was due primarily to increased installations and service contracts at NJRHS.

Operation and maintenance expense remained relatively flat during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Operation and maintenance expense increased during the six months ended March 31, 2012, compared with the six months ended March 31, 2011, due primarily to increased compensation cost and advertising expense at NJRHS.

Net loss during the three and six months ended March 31, 2012, increased slightly, compared with the three and six months ended March 31, 2011, due primarily to higher equipment costs and increased operation and maintenance expense, as discussed above, partially offset by increased operating revenue. The residential solar pilot program generated $199,000 and $326,000 of net income during the three and six months ended March 31, 2011. All solar activity was transferred to NJRCEV in the third quarter of fiscal 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	March 31, 2012	September 30, 2011
Common stock equity	58%	57%
Long-term debt	29	31
Short-term debt	13	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.75 million shares. As of March 31, 2012, the Company repurchased a total of approximately 7.4 million of those shares and may repurchase an additional 1.3 million shares under the approved program.

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

NJR believes that as of March 31, 2012, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

As of March 31, 2012, NJNG's long-term debt consisted of $172.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040, a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $49.6 million in capital leases with various maturities ranging from 2012 to 2021.

In addition, NJR has a $100 million and a $75 million uncommitted private placement shelf note agreement, expiring in May 2013 and June 2014, respectively, allowing NJR to issue senior notes, the terms and conditions of which, including interest rates and maturity dates, will be agreed upon at the time of each issuance. As of March 31, 2012, NJR had no borrowings outstanding under these agreements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an unsecured $325 million committed credit facility, which expires in December 2012 (NJR Credit Facility). The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through an unsecured $200 million credit facility that allows for the issuance of commercial paper and short-term bank loans, which expires in August 2014 (NJNG Credit Facility). It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under the NJNG' Credit Facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months. As of March 31, 2012, NJR and NJNG had $155.5 million and $166 million, respectively, available under the NJR Credit Facility and NJNG Credit Facility, respectively. In addition, NJNG has a $100 million credit facility to provide liquidity support for its variable rate long-term debt that has not been used to date.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
($ in thousands)	March 31, 2012
NJR
Notes Payable to banks:
Balance at end of period	$157,300	$157,300
Weighted average interest rate at end of period	0.53%	0.53%
Average balance for the period	$203,950	$202,795
Weighted average interest rate for average balance	0.60%	0.59%
Month end maximum for the period	$208,500	$241,800
NJNG
Commercial Paper:
Balance at end of period	$34,000	$34,000
Weighted average interest rate at end of period	0.16%	0.16%
Average balance for the period	$56,427	$52,652
Weighted average interest rate for average balance	0.14%	0.14%
Month end maximum for the period	$67,200	$74,700

NJR

As noted above, during the six months ended March 31, 2012, NJR's average interest rate was 0.59 percent, resulting in interest expense of $607,600. Based on average borrowings under the NJR Credit Facility of $202.8 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1 million during the six months ended March 31, 2012.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2012, NJR has five letters of credit outstanding totaling $12.2 million, which reduces the amount available under the NJR Credit Facility by the same amount.

NJNG

During the six months ended March 31, 2012, NJNG's weighted average interest rate under the NJNG Credit Facility was 0.14 percent, resulting in interest expense of $36,400. Based on average borrowings under the facility of $52.7 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $266,200 during six months ended March 31, 2012.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

Sale-Leaseback

NJNG received $6.5 million and $5.9 million in December 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to continue on an annual basis.

Contractual Obligations

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $82.6 million in fiscal 2012, of which $79.8 million has either been spent or committed. Capital expenditures are expected to be $90 million fiscal 2013. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

NJNG's total capital expenditures are estimated at $121.2 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2012 include an estimated $49.9 million related to AIP II. As of March 31, 2012, NJNG's capital expenditures spent or committed were $49.1 million, of which, $14.9 million was related to the AIP II program. Effective October 2011, NJNG is recovering in base rates approximately $8.9 million annually, based on AIP expenditures incurred through August 31, 2011.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $363 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $12.2 million, as noted above.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $104.6 million during the six months ended March 31, 2012, compared with $181 million during the six months ended March 31, 2011. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

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

Net income increased $23.5 million during the six months ended March 31, 2012, compared with the six months ended March 31, 2011, due primarily to an increase of $46.4 million in unrealized gains, net of tax, associated with changes in the values of financial derivative instruments.

In addition, the decrease of $76.4 million in cash generated from operations during the six months ended March 31, 2012 as compared with the six months ended March 31, 2011, was impacted by:

•
lower overall commodity prices, which contributed toward favorable changes at NJRES of $69.3 million in receivables balances and $34.6 million in gas in storage, offset by a decrease in cash associated with gas purchases payables at NJRES of $81.3 million.

•
a decrease of $67.6 million in broker margin balances at NJRES resulting from an overall decrease in market price of natural gas and resulting favorable impact on open positions held as of March 31, 2012; partially offset by

•	a discretionary contribution of $20 million to the Company's pension plan during fiscal 2012 compared with a contribution of $4.9 million during fiscal 2011; and

•	credits of $80.7 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs;

Investing Activities

Cash flow used in investing activities totaled $111.3 million during the six months ended March 31, 2012, compared with $59 million during the six months ended March 31, 2011. The increase was due primarily to higher capital expenditures at NJRCEV related to its solar projects.

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

Cash flow generated from financing activities totaled $7 million during the six months ended March 31, 2012, compared with $(46.5) million used during the six months ended March 31, 2011. The increase is due primarily to higher short-term borrowings at NJR and a non-recurring redemption of long-term debt during fiscal 2011.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2011 to March 31, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2012
NJNG	$(8,452)	$(33,353)	$1,700	$(43,505)
NJRES	13,661	83,696	53,312	44,045
Total	$5,209	$50,343	$55,012	$540

There were no changes in methods of valuations during the year ended March 31, 2012.

The following is a summary of fair market value of financial derivatives at March 31, 2012, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Price based on NYMEX	$(14,594)	$428	$28	$—	$(14,138)
Price based on other external data	12,452	4,696	(2,459)	(11)	14,678
Total	$(2,142)	$5,124	$(2,431)	$(11)	$540

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type as of March 31, 2012:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	14.8	$2.19 - $4.56	$(44,588)
	Swaps	3.3	$0.00 - $3.85	1,394
	Options	2.4	$0.07 - $0.26	(311)
NJRES	Futures	(26.0)	$2.13 - $4.94	30,450
	Swaps	(0.7)	$1.47 - $6.75	13,595
Total				$540

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2011 to March 31, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2012
NJRES - Prices based on other external data	$26,339	(10,160)	5,814	$10,365

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $11.1 million. This analysis does not include potential changes to reported credit adjustments embedded in the $39.7 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,574)	$(11,148)	$(16,721)	$(22,295)
Ending derivative fair value	$39,739	$34,165	$28,591	$23,018	$17,444

Percent decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,574	$11,148	$16,721	$22,295
Ending derivative fair value	$39,739	$45,313	$50,887	$56,460	$62,034

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2012. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of March 31, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$99,850	$72,563
Noninvestment grade	21,366	20,292
Internally rated investment grade	23,727	9,880
Internally rated noninvestment grade	6,015	—
Total	$150,958	$102,735

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of March 31, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,235	$6,513
Noninvestment grade	91	5
Internally rated investment grade	1,853	1,538
Internally rated noninvestment grade	1,436	965
Total	$10,615	$9,021

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

Liquidation of Clearing Broker

MF Global Inc. (MFGI) and MF Global UK Limited (UKMF), which operated as futures commission merchants and broker/dealer entities of MF Global Holdings Ltd. (collectively with its affiliates, MF Global), were NJRES' clearing brokers through which NJRES held positions in energy futures contracts, options on futures contracts, and swaps cleared on exchanges administered by the Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE). The CME and ICE both require NJRES to maintain adequate margin against NJRES' trading positions, which our former clearing brokers, MFGI and UKMF, were required to hold on our behalf in segregated or secured accounts. MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. Shortly thereafter, on October 31, 2011, the Securities Investor Protection Corporation announced that it had initiated the liquidation of MFGI under the Securities Investor Protection Act (SIPA) in the U.S. and the High Court in the U.K. appointed special administrators to conduct the liquidation of UKMF. The SIPA Trustee's latest estimate of the shortfall in commodities customers' segregated account funds is $1.6 billion.

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. To date, NJRES has received distributions from the SIPA Trustee totaling $7.6 million related to its CME positions. Accordingly, the remaining exposure as of March 31, 2012, is $20.2 million.

NJRES has filed claims in both the MFGI and UKMF liquidation proceedings and intends to vigorously prosecute those claims to recover all of its funds, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

Interest Rate Risk

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2011 and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2011, and is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2012, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/12 - 01/31/12	23,000	$47.09	23,000	1,336,570
02/01/12 - 02/29/12	—	$—	—	1,336,570
03/01/12 - 03/31/12	—	—	—	1,336,570
Total	23,000	$47.09	23,000	1,336,570

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of March 31, 2012, 1,336,570 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 4, 2012
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer