Form 10-Q
period 2012-06-30
NEW JERSEY RESOURCES CORP
filed 2012-08-08
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 6, 2012 was 41,588,540.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Utility	$106,764	$138,149	$524,161	$862,073
Nonutility	318,357	510,020	1,156,292	1,476,235
Total operating revenues	425,121	648,169	1,680,453	2,338,308
OPERATING EXPENSES
Gas purchases:
Utility	45,916	74,385	209,847	469,835
Nonutility	333,402	482,735	1,121,874	1,460,600
Operation and maintenance	40,857	38,811	118,987	114,123
Regulatory rider expenses	5,835	6,518	36,821	47,520
Depreciation and amortization	10,687	8,514	30,726	25,445
Energy and other taxes	8,335	10,024	39,202	60,138
Total operating expenses	445,032	620,987	1,557,457	2,177,661
OPERATING (LOSS) INCOME	(19,911)	27,182	122,996	160,647
Other income	551	1,176	1,427	2,426
Interest expense, net of capitalized interest	4,834	4,744	15,266	15,085
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(24,194)	23,614	109,157	147,988
Income tax (benefit) provision	(11,230)	6,197	15,901	48,662
Equity in earnings of affiliates	2,644	2,957	8,316	9,484
NET (LOSS) INCOME	$(10,320)	$20,374	$101,572	$108,810

(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.25)	$0.49	$2.45	$2.63
DILUTED	$(0.25)	$0.49	$2.44	$2.62
DIVIDENDS PER COMMON SHARE	$0.38	$0.36	$1.14	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,560	41,381	41,501	41,338
DILUTED	41,560	41,597	41,643	41,551

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Net (loss) income	$(10,320)	$20,374	$101,572	$108,810
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(79), $141, $(104) and $(411), respectively (1)	$114	$(205)	$150	$595
Net unrealized (loss) gain on derivatives, net of tax of $8, $(1), $49 and $(56), respectively	(14)	2	(84)	97
Adjustment to postemployment benefit obligation, net of tax of $(149), $0, $(448) and $0, respectively	220	—	658	—
Other comprehensive income (loss)	$320	$(203)	$724	$692
Comprehensive (loss) income	$(10,000)	$20,171	$102,296	$109,502

(1)	Available for sale securities are included in other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,572	$108,810
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	17,596	53,503
Depreciation and amortization	30,726	25,445
Allowance for equity used during construction	(317)	(1,252)
Allowance for bad debt expense	1,989	3,365
Deferred income taxes	30,588	22,110
Manufactured gas plant remediation costs	(6,125)	(10,818)
Equity in earnings of affiliates, net of distributions received	4,209	(470)
Cost of removal - asset retirement obligations	(912)	(711)
Contributions to postemployment benefit plans	(24,446)	(9,591)
Changes in:
Components of working capital	(110,114)	5,311
Other noncurrent assets	8,747	11,951
Other noncurrent liabilities	6,404	19,568
Cash flows from operating activities	59,917	227,221
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(71,916)	(69,894)
Solar equipment	(75,243)	(17,529)
Real estate properties and other	(568)	(2,423)
Cost of removal	(10,634)	(8,075)
Withdrawal from restricted cash construction fund	126	67
Cash flows (used in) investing activities	(158,235)	(97,854)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,636	10,507
Tax benefit from stock options exercised	222	355
Proceeds from sale-leaseback transaction	6,522	5,901
Payments of long-term debt	(4,856)	(25,690)
Purchases of treasury stock	(8,768)	(7,222)
Payments of common stock dividends	(46,466)	(43,747)
Net proceeds from short-term debt	140,650	(9,600)
Cash flows from (used in) financing activities	97,940	(69,496)
Change in cash and cash equivalents	(378)	59,871
Cash and cash equivalents at beginning of period	7,440	943
Cash and cash equivalents at end of period	$7,062	$60,814
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$36,598	$(97,566)
Inventories	78,601	87,210
Recovery of gas costs	(13,405)	36,329
Gas purchases payable	(99,173)	12,856
Prepaid and accrued taxes	(11,375)	15,654
Accounts payable and other	9,754	11,857
Restricted broker margin accounts	(20,320)	(36,544)
Customers' credit balances and deposits	(75,318)	(16,341)
Other current assets	(15,476)	(8,144)
Total	$(110,114)	$5,311
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$8,918	$9,778
Income taxes	$7,536	$4,138
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$(108)	$(4,245)

See Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2012	September 30, 2011
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,549,194	$1,502,955
Construction work in progress	111,612	92,323
Solar equipment, real estate properties and other, at cost	185,466	76,431
Construction work in progress	4,428	34,455
Total property, plant and equipment	1,850,700	1,706,164
Accumulated depreciation and amortization	(418,253)	(410,237)
Property, plant and equipment, net	1,432,447	1,295,927
CURRENT ASSETS
Cash and cash equivalents	7,062	7,440
Customer accounts receivable
Billed	171,492	209,266
Unbilled revenues	6,695	7,333
Allowance for doubtful accounts	(4,787)	(4,612)
Regulatory assets	52,940	17,630
Gas in storage, at average cost	215,159	294,475
Materials and supplies, at average cost	8,110	7,395
Prepaid and accrued taxes	68,300	54,311
Derivatives, at fair value	54,479	100,338
Restricted broker margin accounts	42,915	22,595
Deferred taxes	6,860	1,498
Other	15,580	14,698
Total current assets	644,805	732,367
NONCURRENT ASSETS
Investments in equity investees	157,671	159,063
Regulatory assets	411,528	434,185
Derivatives, at fair value	3,093	6,515
Other	26,363	21,387
Total noncurrent assets	598,655	621,150
Total assets	$2,675,907	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2012	September 30, 2011
CAPITALIZATION
Common stock equity	$836,086	$776,257
Long-term debt	428,064	426,797
Total capitalization	1,264,150	1,203,054
CURRENT LIABILITIES
Current maturities of long-term debt	8,034	7,575
Short-term debt	300,000	159,350
Gas purchases payable	153,518	252,691
Accounts payable and other	71,961	65,960
Dividends payable	15,804	14,912
Deferred and accrued taxes	3,392	778
Regulatory liabilities	—	4,633
New Jersey clean energy program	7,434	15,011
Derivatives, at fair value	51,249	68,698
Customers' credit balances and deposits	38,458	113,776
Total current liabilities	649,850	703,384
NONCURRENT LIABILITIES
Deferred income taxes	369,107	327,782
Deferred investment tax credits	5,985	6,227
Deferred revenue	5,734	7,633
Derivatives, at fair value	3,005	6,341
Manufactured gas plant remediation	182,900	182,900
Postemployment employee benefit liability	95,687	114,305
Regulatory liabilities	66,100	59,837
New Jersey clean energy program	—	5,133
Asset retirement obligation	27,433	27,026
Other	5,956	5,822
Total noncurrent liabilities	761,907	743,006
Commitments and contingent liabilities (Note 11)
Total capitalization and liabilities	$2,675,907	$2,649,444

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 499,900 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2012		September 30, 2011
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$114,927	20.3	$159,328	23.1
NJRES	100,232	45.6	135,147	36.8
Total	$215,159	65.9	$294,475	59.9

Available for Sale Securities

Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.6 million and $10.3 million as of June 30, 2012 and September 30, 2011, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.9 million ($4.7 million, after tax) and $7.7 million ($4.5 million, after tax) as of June 30, 2012 and September 30, 2011, respectively.

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

Balance Sheet Offsetting

In December 2011, the FASB issued an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of U.S. generally accepted accounting principles (U.S. GAAP) and those prepared on the basis of International Financial Reporting Standards (IFRS). The amended guidance will become effective for interim and annual periods beginning on or after January 1, 2013, and will be applied retrospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2012	September 30, 2011
Regulatory assets-current
Conservation Incentive Program	$26,240	$9,178
Underrecovered gas costs	8,772	—
Derivatives, net	17,928	8,452
Total current	$52,940	$17,630
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$59,683	$75,646
Liability for future expenditures	182,900	182,900
Deferred income taxes	11,574	10,879
Energy Efficiency Program	21,944	11,906
New Jersey Clean Energy Program	7,434	20,144
Postemployment and other benefit costs	118,456	123,827
Other	9,537	8,883
Total noncurrent	$411,528	$434,185
Regulatory liability-current
Overrecovered gas costs	$—	$4,633
Total current	$—	$4,633
Regulatory liabilities-noncurrent
Cost of removal obligation	$66,007	$59,752
Other	93	85
Total noncurrent	$66,100	$59,837

NJNG's recovery of costs is facilitated through its base tariff rates, Basic Gas Supply Service (BGSS) and other regulatory riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Recent regulatory filings and/or actions include the following:

•
On November 17, 2011, NJNG notified the BPU that it would provide bill credits to NJNG's residential and small commercial customers during December 2011 and January 2012, as a result of the decline in the wholesale prices of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. On January 25, 2012 and March 9, 2012, NJNG notified the BPU that it would extend bill credits through February 2012 and March 2012, respectively. In total, customers received approximately $90.7 million in credits based on usage during the four-month period.

•
On January 18, 2012, the BPU approved an extension of NJNG's Energy Efficiency program (EE) for one year with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent.

•
On January 18, 2012, the BPU approved NJNG's 2010 Societal Benefits Clause (SBC) filing, in which NJNG requested approval of its manufactured gas plant remediation expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery.

•	On March 9, 2012, NJNG notified the BPU of a decrease to its BGSS rate, effective April 1, 2012, which will have an annual impact of approximately $19 million.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution unprotected steel and cast iron infrastructure. If approved as filed, commencing in 2013, NJNG would file a petition with the BPU annually in June to recover the costs associated with its investment in SAFE over a five-year period, earning an overall weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent.

•
On June 1, 2012, NJNG submitted its annual BGSS and CIP filings to the Board of Public Utilities. NJNG sought approval to maintain its current BGSS rate, decrease the CIP rate for residential non-heating customers and increase the CIP rates for residential heating and commercial customers, effective October 1, 2012. Pending BPU approval, an average residential heating customer bill would increase by 2.4 percent.

•
On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. NJNG intends to begin construction of the stations within one year and submit a cost recovery filing to the BPU in the spring of 2013, requesting a base rate change to be effective in the summer of 2013, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the CNG equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

•
On July 9, 2012, NJNG filed two petitions with the BPU related to The SAVEGREEN Project® (SAVEGREEN) energy-efficiency programs. The petitions include the 2012 rate filing which represents a reconciliation of BPU approved actual costs for energy-efficiency programs and a petition related to the extension of NJNG's energy-efficiency programs over a four-year program, with modifications to include certain new programs. The Company's petition requests a BPU decision in early 2013. The rate impact will incorporate the existing Savegreen programs and the extension of the new Savegreen programs over four years.

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

The Company elects normal purchase/normal sale (normal) accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains or (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

During fiscal 2012, NJRCEV began hedging certain of its expected production of solar renewable energy certificates (SRECs) through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement and will recognize related revenue upon transfer of the SRECs.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized in the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2012		September 30, 2011
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$122	$17	$153	$8
	Derivatives - noncurrent	40	11	127	6
Fair value of derivatives designated as hedging instruments		$162	$28	$280	$14

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$4,416	$23,042	$5,424	$13,258
	Derivatives - noncurrent	698	—	2	620
NJRES:
Physical forward commodity contracts	Derivatives - current	20,715	8,870	33,240	10,570
	Derivatives - noncurrent	1,481	307	4,450	781
Financial commodity contracts	Derivatives - current	29,226	19,320	61,521	44,862
	Derivatives - noncurrent	874	2,687	1,936	4,934
Fair value of derivatives not designated as hedging instruments		$57,410	$54,226	$106,573	$75,025
Total fair value of derivatives		$57,572	$54,254	$106,853	$75,039

At June 30, 2012, the gross notional amount of the foreign currency transactions was approximately $10.1 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2012	2011	2012	2011
NJRES:
Physical commodity contracts	Operating revenues	$(2,860)	$5,044	$(6,023)	$29,881
Physical commodity contracts	Gas purchases	8,155	4,639	12,546	(1,467)
Financial commodity contracts	Gas purchases	(9,717)	8,703	93,248	(19,072)
Total unrealized and realized (losses) gains		$(4,422)	$18,386	$99,771	$9,342

Not included in the previous table, are gains (losses) associated with NJNG's financial derivatives that totaled $3.7 million and $(2.1) million for the three months ended June 30, 2012 and 2011, respectively and $(31.6) million and $(7) million for the nine months ended June 30, 2012 and 2011, respectively. These derivatives are part of its risk management activities that relate to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$12	$3	$(35)	$32	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$(63)	$164	$(70)	$91	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $104,000 from OCI into earnings. The maximum tenor is April 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2012	September 30, 2011
NJNG	Futures	11.1	23.7
	Swaps	0.1	(1.8)
	Options	0.1	1.1
NJRES	Futures	(28.4)	(13.8)
	Swaps	(4.4)	(41.9)
	Options	—	—
	Physical	0.3	58.3

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

(Thousands)	Balance Sheet Location	June 30, 2012	September 30, 2011
NJNG	Broker margin - Current assets	$20,995	$11,722
NJRES (1)	Broker margin - Current assets	$21,920	$10,873

(1)	As of June 30, 2012, NJRES' balance includes $20.2 million related to the remaining exposure at MF Global.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2012. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting.

(Thousands)	Gross Credit Exposure
Investment grade	$125,897
Noninvestment grade	25,088
Internally rated investment grade	15,916
Internally rated noninvestment grade	6,035
Total	$172,936

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2012 and September 30, 2011, was $1.8 million and $4.1 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2012 and September 30, 2011, the Company would have been required to post an additional $1.5 million and $1.7 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected in the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

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

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. On May 21, 2012, NJRES received notice from the Trustee that its claim filed in the MFGI liquidation proceeding had been allowed in the amount of $27.8 million. As of June 30, 2012, NJRES has received distributions from the SIPA Trustee totaling $7.6 million related to its CME positions. Accordingly, the remaining exposure as of June 30, 2012, is $20.2 million. On July 13, 2012, NJRES received an additional $848,000 related to its CME positions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES intends to continue vigorously prosecuting its claim against MFGI to recover all of its funds, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities is as follows:

(Thousands)	June 30, 2012	September 30, 2011
Carrying value	$436,098	$434,372
Fair market value	$479,239	$471,022

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2012:
Assets:
Physical forward commodity contracts	$—	$22,196	$—	$22,196
Financial derivative contracts - natural gas	13,813	21,401	—	35,214
Financial commodity contracts - foreign exchange	—	162	—	162
Available for sale equity securities - energy industry (1)	10,602	—	—	10,602
Other	855	—	—	855
Total assets at fair value	$25,270	$43,759	$—	$69,029
Liabilities:
Physical forward commodity contracts	$—	$9,177	$—	$9,177
Financial commodity contracts - natural gas	28,153	16,896	—	45,049
Financial commodity contracts - foreign exchange	—	28	—	28
Other	735	—	—	735
Total liabilities at fair value	$28,888	$26,101	$—	$54,989

As of September 30, 2011:
Assets:
Physical forward commodity contracts	$—	$37,690	$—	$37,690
Financial derivative contracts - natural gas	25,617	43,266	—	68,883
Financial commodity contracts - foreign exchange	—	280		280
Available for sale equity securities - energy industry (1)	10,348	—	—	10,348
Other	2,820	—	—	2,820
Total assets at fair value	$38,785	$81,236	$—	$120,021
Liabilities:
Physical forward commodity contracts	$—	$11,351	$—	$11,351
Financial derivative contracts - natural gas	23,715	39,959	—	63,674
Financial commodity contracts - foreign exchange	—	14	—	14
Other	616	—	—	616
Total liabilities at fair value	$24,331	$51,324	$—	$75,655

(1)	Included in Other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR uses the equity method of accounting for its investments in Steckman Ridge and Iroquois. Earnings or losses from equity method investments are included in Equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

NJR's investments in equity investees include the following investments as of:

(Thousands)	June 30, 2012	September 30, 2011
Steckman Ridge	$134,018	$135,130
Iroquois	23,653	23,933
Total	$157,671	$159,063

As of June 30, 2012, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 13. Related Party Transactions for more information on these affiliate transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2012	2011	2012	2011
Net (loss) income, as reported	$(10,320)	$20,374	$101,572	$108,810
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,560	41,381	41,501	41,338
Basic (loss) earnings per common share	$(0.25)	$0.49	$2.45	$2.63
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,560	41,381	41,501	41,338
Incremental shares (1)	—	216	142	213
Weighted average shares of common stock outstanding-diluted	41,560	41,597	41,643	41,551
Diluted (loss) earnings per common share (2)	$(0.25)	$0.49	$2.44	$2.62

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)
Since there was a net loss for the three months ended June 30, 2012, incremental shares of 140 were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2012 and the three and nine months ended June 30, 2011.

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

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	June 30, 2012	September 30, 2011	Maturity Dates
NJR
Debt shelf facilities (1) (2) (3)	$175,000	$175,000	Various (3)
Bank credit facilities (4)	$325,000	$325,000	December 2012
Notes payable outstanding at end of period	$218,000	$132,850
Weighted average interest rate at end of period	0.56%	0.54%
Amount available at end of period (5)	$98,464	$157,853
NJNG
Bank credit facility dedicated to EDA Bonds (2) (4)	$100,000	$100,000	August 2015
Bank credit facilities (4)	$200,000	$200,000	August 2014
Commercial paper outstanding at end of period	$82,000	$26,500
Weighted average interest rate at end of period	0.19%	0.24%
Amount available at end of period	$118,000	$173,500

(1)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of June 30, 2012 and September 30, 2011, respectively.

(3)	$100 million debt shelf expires May 2013 and $75 million debt shelf expires June 2014.

(4)	Committed credit facilities, which require commitment fees on the unused amounts.

(5)	Letters of credit outstanding total $8.5 million and $34.3 million as of June 30, 2012 and September 30, 2011, respectively, which reduces amount available.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR

NJR has a $325 million unsecured committed credit facility expiring in December 2012, which it expects to refinance in August 2012.

NJR has a $100 million and a $75 million uncommitted private placement shelf note agreement, expiring in May 2013 and June 2014, respectively, allowing NJR to issue senior notes, the terms and conditions of which, including interest rates and maturity dates, will be agreed upon at the time of each issuance. As of June 30, 2012, NJR had no borrowings outstanding under these agreements. On September 17, 2012, subject to the terms and conditions of the respective shelf note agreements, NJR intends to borrow $25 million at 1.94 percent, which will mature on September 15, 2015, $25 million at 2.51 percent, which will mature on September 15, 2018 and $50 million at 3.25 percent, which will mature on September 17, 2022.

Other

NJNG received $6.5 million and $5.9 million in December 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to continue on an annual basis.

On June 1, 2012, NJNG filed a petition with the BPU requesting authorization over a three-year period to issue debt, renew its revolving credit facility expiring August 2014, renew its credit facility supporting NJNG's obligations with respect to bonds issued by the New Jersey Economic Development Authority, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

9.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1,344	$1,194	$4,032	$3,582	$896	$836	$2,688	$2,508
Interest cost	2,206	2,094	6,618	6,283	1,283	1,211	3,849	3,634
Expected return on plan assets	(3,171)	(2,873)	(9,513)	(8,618)	(687)	(618)	(2,059)	(1,854)
Recognized actuarial loss	1,254	987	3,762	2,960	724	653	2,172	1,959
Prior service cost amortization	11	12	33	36	6	19	18	57
Recognized net initial obligation	—	—	—	—	89	89	267	267
Net periodic benefit cost	$1,644	$1,414	$4,932	$4,243	$2,311	$2,190	$6,935	$6,571

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2012 and 2011, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the nine months ended June 30, 2012 and 2011, are 13.5 percent and 30.9 percent, respectively. The decrease in the rate is due primarily to the impact of federal investment tax credits (ITC) of $27.2 million and $7.3 million, generated by solar investments placed into service in the nine months ended June 30, 2012 and 2011, respectively, and solar investments forecasted to be completed before the end of the fiscal year.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2024, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $101.2 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of June 30, 2012, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2012	2013	2014	2015	2016	Thereafter
NJRES:
Natural gas purchases	$190,416	$213,773	$8,735	$—	$—	$—
Storage demand fees	11,503	30,740	18,634	12,016	7,106	12,353
Pipeline demand fees	17,669	41,037	21,587	10,896	9,083	17,432
Sub-total NJRES	$219,588	$285,550	$48,956	$22,912	$16,189	$29,785
NJNG:
Natural gas purchases	$14,085	$1,191	$—	$—	$—	$—
Storage demand fees	7,783	29,834	25,015	15,888	11,088	33,245
Pipeline demand fees	13,482	76,773	73,147	35,210	31,575	201,815
Sub-total NJNG	$35,350	$107,798	$98,162	$51,098	$42,663	$235,060
Total (1)	$254,938	$393,348	$147,118	$74,010	$58,852	$264,845

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $128.4 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacement needed under pipeline safety regulations. Approximately $86.1 million has been committed or spent on capital expenditures, including accruals, during the nine months ended June 30, 2012. The expected expenditures in fiscal 2012 include an estimate of $49.9 million related to AIP II. NJNG has committed or spent $29.1 million related to AIP II programs during the nine months ended June 30, 2012.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the nine months ended June 30, 2012 were $75.2 million. The Company currently estimates solar-related capital expenditures of $92.4 million during fiscal 2012, of which $86.9 million has been committed or spent. Solar-related capital expenditures in fiscal 2013 are estimated to be $90 million. These investments are subject to a variety of factors, such as the identification of appropriate projects, the timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a Remediation Adjustment (RA). On January 18, 2012, the BPU approved the recovery of the remediation expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery. As of June 30, 2012, $59.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating revenues
Natural Gas Distribution
External customers	$106,764	$138,149	$524,161	$862,073
Intercompany	—	—	—	—
Energy Services
External customers	306,273	498,834	1,126,435	1,449,252
Intercompany	(32)	1,579	2,816	55,010
Clean Energy Ventures
External customers	370	328	1,277	328
Segment subtotal	413,375	638,890	1,654,689	2,366,663
Retail and Other
External customers	11,714	10,859	28,580	26,655
Intercompany	278	92	720	248
Eliminations	(246)	(1,672)	(3,536)	(55,258)
Total	$425,121	$648,169	$1,680,453	$2,338,308
Depreciation and amortization
Natural Gas Distribution	$8,860	$8,192	$26,241	$24,650
Energy Services	16	15	48	46
Clean Energy Ventures	1,632	115	3,953	143
Energy Holdings	1	1	4	4
Segment subtotal	10,509	8,323	30,246	24,843
Retail and Other	178	191	480	602
Eliminations	—	—	—	—
Total	$10,687	$8,514	$30,726	$25,445
Interest income (1)
Natural Gas Distribution	$223	$304	$683	$844
Energy Services	10	1	36	9
Energy Holdings	267	225	800	677
Segment subtotal	500	530	1,519	1,530
Retail and Other	1	1	2	2
Eliminations	(248)	(220)	(751)	(658)
Total	$253	$311	$770	$874

(1)	Included in other income in the Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,717	$3,630	$11,167	$11,454
Energy Services	214	193	729	792
Clean Energy Ventures	190	14	530	21
Energy Holdings	653	803	2,050	2,428
Segment subtotal	4,774	4,640	14,476	14,695
Retail and Other	60	104	790	390
Total	$4,834	$4,744	$15,266	$15,085
Income tax provision (benefit)
Natural Gas Distribution	$1,114	$3,283	$43,726	$44,162
Energy Services	(11,511)	1,949	(2,108)	8,632
Clean Energy Ventures	(3,013)	(898)	(30,010)	(7,608)
Energy Holdings	1,126	1,281	3,750	3,951
Segment subtotal	(12,284)	5,615	15,358	49,137
Retail and Other	1,056	605	685	(439)
Eliminations	(2)	(23)	(142)	(36)
Total	$(11,230)	$6,197	$15,901	$48,662
Equity in earnings of affiliates
Energy Holdings	$3,547	$3,891	$11,129	$11,871
Segment subtotal	3,547	3,891	11,129	11,871
Eliminations	(903)	(934)	(2,813)	(2,387)
Total	$2,644	$2,957	$8,316	$9,484
Net financial earnings (loss)
Natural Gas Distribution	$7,545	$5,979	$78,455	$74,375
Energy Services	(5,425)	213	18,061	19,381
Clean Energy Ventures	(1,157)	259	20,802	5,484
Energy Holdings	1,634	1,847	5,438	5,705
Segment subtotal	2,597	8,298	122,756	104,945
Retail and Other	1,549	1,401	860	913
Eliminations	(16)	—	(52)	—
Total	$4,130	$9,699	$123,564	$105,858
Capital expenditures
Natural Gas Distribution	$33,405	$30,783	$82,550	$77,969
Clean Energy Ventures	13,457	7,040	75,243	16,977
Segment subtotal	46,862	37,823	157,793	94,946
Retail and Other	109	1,012	568	2,975
Total	$46,971	$38,835	$158,361	$97,921
The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Consolidated net financial earnings	$4,130	$9,699	$123,564	$105,858
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1) (2)	20,834	(2,875)	11,126	33,835
Effects of economic hedging related to natural gas inventory, net of taxes (3)	(6,384)	(7,800)	10,866	(36,787)
Consolidated net (loss) income	$(10,320)	$20,374	$101,572	$108,810

(1)
Excludes unrealized (gains) losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(20,000) and $42,000 for the three months ended and $177,000, and $74,000 for the nine months ended June 30, 2012 and 2011, respectively.

(2)	Includes taxes of approximately $12.1 million and $(1.7) million, for the three months ended and $6.3 million and $19.6 million for the nine months ended June 30, 2012 and 2011, respectively.

(3)	Includes taxes of approximately $(3.7) million and $(4.5) million, for the three months ended and $6.3 million and $(21.4) million for the nine months ended June 30, 2012 and 2011, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2012	September 30, 2011
Assets at end of period:
Natural Gas Distribution	$1,970,650	$1,942,691
Energy Services	307,682	400,882
Clean Energy Ventures	194,037	80,234
Energy Holdings	158,525	159,940
Segment subtotal	2,630,894	2,583,747
Retail and Other	74,109	87,066
Intercompany assets (1)	(29,096)	(21,369)
Total	$2,675,907	$2,649,444

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

13.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of June 30, 2012, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by May 2013. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $1.8 million and $6 million during the three and nine months ended June 30, 2012, respectively. As of June 30, 2012, NJRES had fees payable of $170,000 and $395,000 to Steckman Ridge and Iroquois Gas Transmission, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $2.5 million and $6.5 million during the three and nine months ended June 30, 2012, respectively. As of June 30, 2012, NJNG had fees payable to Steckman Ridge and Iroquois Gas Transmission in the amount of $775,000 and $61,000, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

($ in thousands)	June 30, 2012		September 30, 2011
Assets
Natural Gas Distribution	$1,970,650	74%	$1,942,691	74%
Energy Services	307,682	11	400,882	15
Clean Energy Ventures	194,037	7	80,234	3
Energy Holdings	158,525	6	159,940	6
Retail and Other	74,109	3	87,066	3
Eliminations (1)	(29,096)	(1)	(21,369)	(1)
Total	$2,675,907	100%	$2,649,444	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

An increase in capital expenditures associated with solar investments at Clean Energy Ventures was the primary contributor to the increase in assets, partially offset by a decrease at Energy Services in both accounts receivable and gas in storage during the nine months ended June 30, 2012.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2012		2011		2012		2011
Net Income (Loss)
Natural Gas Distribution	$7,545	(73)%	$5,979	29%	$78,455	77%	$74,375	68%
Energy Services	(19,895)	193	10,930	54	(3,754)	(4)	22,407	21
Clean Energy Ventures	(1,157)	11	259	1	20,802	20	5,484	5
Energy Holdings	1,634	(16)	1,847	9	5,438	5	5,705	5
Retail and Other	1,549	(15)	1,401	7	860	2	913	1
Eliminations (1)	4	—	(42)	—	(229)	—	(74)	—
Total	$(10,320)	100%	$20,374	100%	$101,572	100%	$108,810	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized (losses) gains in the Energy Services segment of $(20.9) million and $2.9 million, after taxes, for the three months ended June 30, 2012 and 2011, respectively and realized gains of $6.4 million and $7.8 million, after taxes, for the three months ended June 30, 2012 and 2011, respectively. Also included in net income are unrealized (losses) in the Energy Services segment of $(10.9) million and $(33.8) million, after taxes, for the nine months ended June 30, 2012 and 2011, respectively and realized (losses) gains of $(10.9) million and $36.8 million, after taxes, for the nine months ended June 30, 2012 and 2011, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

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

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2012		2011		2012		2011
Net Financial Earnings (Loss)
Natural Gas Distribution	$7,545	183%	$5,979	62%	$78,455	63%	$74,375	70%
Energy Services	(5,425)	(131)	213	2	18,061	15	19,381	18
Clean Energy Ventures	(1,157)	(28)	259	3	20,802	17	5,484	5
Energy Holdings	1,634	39	1,847	19	5,438	4	5,705	6
Retail and Other	1,549	37	1,401	14	860	1	913	1
Eliminations (1)	(16)	—	—	—	(52)	—	—	—
Total	$4,130	100%	$9,699	100%	$123,564	100%	$105,858	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

NJNG has approximately 499,900 residential and commercial customers in its service territory and participates in the off-system sales and capacity release markets. NJNG's operations are managed with the goal of providing safe and reliable service, growing profitably and promoting clean energy programs. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies, which are described further below, to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. Effective October 1, 2010, the BPU approved recovery of $12.1 million annually for accrued and estimated CIP amounts through September 30, 2010. In June 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011, which resulted in a decrease to residential heat customers and a minor increase to all other customers. The change was approved by the BPU in May 2012. In June 2012, NJNG filed for a decrease in the CIP rate for residential non-heating customers and an increase in the CIP rates for residential heating and commercial customers. Pending BPU approval, the changes will go into effect October 1, 2012. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of June 30, 2012, NJNG has $26.2 million in regulatory assets in the Unaudited Condensed Consolidated Balance Sheets related to accrued CIP to be recovered in future periods from customers.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the nine months ended June 30, 2012, NJNG added 4,891 new customers, or an increase of 6.1 percent compared with the nine months ended June 30, 2011, and converted 395 existing customers to natural gas heat and other services. This customer growth is expected by NJNG to increase annual utility gross margin by approximately $2.6 million. NJNG currently expects to add approximately 12,000 to 14,000 new customers during the two-year period of fiscal 2012 and 2013. This growth could increase utility gross margin under NJNG's base rates by approximately $3.5 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of utility gross margin.

Commodity prices

NJNG is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $2.04 per MMBtu (Million Metric British thermal unit) to $3.76 per MMBtu and from $3.29 per MMBtu to $4.38 per MMBtu during the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $3.29 per MMBtu, 15.8 percent higher than the average settlement price of $2.84 per MMBtu during the nine months ended June 30, 2012.

NJNG occasionally adjusts its periodic Basic Gas Supply Service (BGSS) rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. Accordingly, during the nine months ended June 30, 2012, NJNG issued credits of $90.7 million, to residential and small commercial customers. In addition, after proper notice to the BPU, NJNG implemented a decrease to its periodic BGSS rate, effective April 1, 2012. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices.

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

Utility gross margin from incentive programs was $1.8 million and $1.5 million during the three months ended June 30, 2012 and 2011, respectively, and $7.9 million and $7.7 million during the nine months ended June 30, 2012 and 2011, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

NJNG reviews the costs associated with its MGP annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As of June 30, 2012, NJNG has recognized a regulatory asset and an obligation of $182.9 million, a decrease of $18.7 million, or 9.3 percent, compared with the prior year. The decrease was due primarily to fiscal 2011 remediation expenditures that reduced the obligation along with the annual reassessment of the MGP remediation and related costs, which resulted in a decrease in three out of the five MGP sites.

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

NJNG has estimated capital expenditures for fiscal 2012 of $128.4 million, of which $49.9 million is related to AIP II. During the nine months ended June 30, 2012, NJNG has committed or spent $86.1 million, of which $29.1 million is related to AIP II.

On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution bare steel and cast iron infrastructure. If approved, commencing in 2013, NJNG would file a petition with the BPU annually in June to recover the costs associated with its investment in SAFE during the five-year period, including an overall weighted average cost of capital of 7.76 percent, including a cost of equity of 10.3 percent.

Other

NJNG administers BPU approved EE programs, which facilitate home energy audits and provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period. On January 18, 2012, the BPU approved the extension of the program through December 31, 2012, with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. On July 9, 2012, NJNG filed two petitions with the BPU that include the 2012 rate filing to reconcile BPU approved actual costs for EE programs and an extension of the EE programs over a four-year period, with modifications to include certain new programs. The Company's petition requests a BPU decision in early 2013. The BPU approved total EE expenditures of $35.3 million, of which NJNG has spent $27.1 million as of June 30, 2012.

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. NJNG intends to begin construction of the stations within one year and submit a cost recovery filing to the BPU in the spring of 2013, requesting a base rate change to be effective in the summer of 2013, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the CNG equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

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

Since fiscal 2010, there has been a significant expansion of natural gas resources in the Northeast region as a result of drilling in the Marcellus Shale, which caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on the earnings of NJRES. NJRES has since looked into opportunities to provide asset management services to exploration and production companies working on the development of these natural gas resources.

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

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are completed and placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (Mwh) of electricity produced, a solar renewable energy certificate (SREC) is created. The SRECs can be traded or sold, for example, to load serving entities that need to comply with state renewable portfolio standards (RPS). SREC production and transactions are accounted for on an annual basis in accordance with the RPS compliance period, otherwise known as an "energy year", which runs from June 1 to May 31 of the following calendar year.

NJRCEV currently estimates capital expenditures of approximately $92.4 million in fiscal 2012, of which $75.2 million was associated with projects placed in service during the nine months ended June 30, 2012. These investments are subject to a variety of factors, including logistics associated with timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a material adverse impact on earnings and cash flow. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, could also significantly affect earnings and cash flow. As part of the Company's risk management strategy, during fiscal 2012 NJRCEV began to economically hedge a percentage of its expected SREC production for energy years 2013 through 2015 with forward sale contracts.

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

As of June 30, 2012, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $134 million and $23.7 million, respectively.

Retail and Other Operations

The financial results of Retail and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 133,300 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

A summary of the company's consolidated results is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Thousands)	2012	2011	% change	2012	2011	% change
Operating revenues	$425,121	$648,169	(34.4)%	$1,680,453	$2,338,308	(28.1)%
Gas purchases	$379,318	$557,120	(31.9)%	$1,331,721	$1,930,435	(31.0)%
Net (loss) income	$(10,320)	$20,374	(150.7)%	$101,572	$108,810	(6.7)%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases decreased during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, due primarily to lower average commodity prices at NJRES, which correlate to the lower price levels on the NYMEX.

Operating revenues and gas purchases decreased during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, due primarily to:

•
bill credits issued to NJNG customers during the nine months ended June 30, 2012, that did not occur during the comparable periods in fiscal 2011, as well as decreases in firm sales due to lower therm usage and off-system sales; and

•	lower average commodity prices at NJRES, which correlate to the lower price levels on the NYMEX.

There was a net loss during the three months ended June 30, 2012, of $(10.3) million, which is a decrease from net income of $20.4 million for the three months ended June 30, 2011. Losses for the three months ended June 30, 2012, were $(0.25) per basic share and $(0.25) per diluted share, compared with earnings of $0.49 per basic share and $0.49 per diluted share for the three months ended June 30, 2011. Changes in net income were primarily driven by an increase in unrealized losses at NJRES.

Net income decreased during the nine months ended June 30, 2012, to $101.6 million, compared with $108.8 million for the nine months ended June 30, 2011. Earnings for the nine months ended June 30, 2012, were $2.45 per basic share and $2.44 per diluted share, compared with $2.63 per basic share and $2.62 per diluted share for the nine months ended June 30, 2011. Changes in net income were primarily driven by:

•	a decrease at NJRES due primarily to changes in realized and unrealized losses; partially offset by

•	an increase in investment tax credits associated with solar projects that were completed and placed into service at Clean Energy Ventures; and

•	improved earnings at NJNG during the current fiscal period due primarily to customer growth.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Utility gross margin
Operating revenues	$106,764	$138,149	$524,161	$862,073
Less:
Gas purchases	46,780	76,772	214,934	527,371
Energy and other taxes	6,255	7,826	32,491	53,604
Regulatory rider expense	5,835	6,518	36,821	47,520
Total utility gross margin	47,894	47,033	239,915	233,578
Operation and maintenance expense	26,200	26,129	78,386	78,072
Depreciation and amortization	8,860	8,192	26,241	24,650
Other taxes not reflected in utility gross margin	894	913	3,035	3,056
Operating income	11,940	11,799	132,253	127,800
Other income	436	1,093	1,095	2,191
Interest expense, net of capitalized interest	3,717	3,630	11,167	11,454
Income tax provision	1,114	3,283	43,726	44,162
Net income	$7,545	$5,979	$78,455	$74,375

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

NJNG's operating revenues and gas purchases decreased by $31.4 million, or 22.7 percent, and by $30 million, or 39.1 percent, respectively, during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, as a result of:

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $15.8 million and $15.7 million, respectively, due primarily to a 8.7 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release activity, coupled with a 48.3 percent decrease in average cost of natural gas sold;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $10.8 million and $10.1 million, respectively, as a result of a decrease in the average BGSS rate per therm; and

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $8.2 million and $5.4 million, respectively, as a result of lower therm usage due primarily to weather being 1.8 percent warmer than the prior year, partially offset by an increase in operating revenue of $2.1 million, as a result of higher CIP accruals.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating revenues and gas purchases decreased by $337.9 million, or 39.2 percent, and by $312.4 million, or 59.2 percent, respectively, during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, as a result of:

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $139.8 million and $85.4 million, respectively, as a result of lower therm usage due primarily to weather being 21.4 percent warmer than the prior year, partially offset by an increase in operating revenue of $36.7 million, as a result of higher CIP accruals;

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $99.8 million and $97.3 million, respectively, due primarily to a 29.7 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release activity, coupled with a 36.8 percent decrease in average cost of natural gas sold;

•
a decrease in operating revenues and gas purchases in the amount of $90.7 million and $84.8 million, respectively, due to bill credits, inclusive of sales tax refunds of $5.9 million, during the nine months ended June 30, 2012, that did not occur during the nine months ended June 30, 2011;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $46.9 million and $43.8 million, respectively, as a result of a decrease in the average BGSS rate per therm; partially offset by

•	an increase in operating revenue of $2.6 million due primarily to the increase in base rates related to AIP.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes in the Unaudited Condensed Consolidated Statements of Operations, totaled $6.3 million and $7.8 million during the three months ended June 30, 2012 and 2011, respectively and $32.5 million and $53.6 million during the nine months ended June 30, 2012, and 2011, respectively. The decrease in sales tax of $1.2 million and $18.3 million during the three and nine months ended June 30, 2012, respectively, correlates directly to the changes in operating revenue from firm sales. TEFA, which is calculated on a per-therm basis, decreased $345,000 and $2.9 million during the three and nine months ended June 30, 2012, primarily due to lower usage compared with the three and nine months ended June 30, 2011. TEFA will be phased out over a three-year period commencing January 1, 2012.

Regulatory rider expenses, which are calculated on a per-therm basis, consist of recovery of state-mandated programs, the Remediation Adjustment and energy efficiency costs. During the three and nine months ended June 30, 2012, the decrease in expense, which is offset by a corresponding decrease in operating revenue, was due primarily to a 4 percent and 2.7 percent decrease in rates and a 6.8 percent and 20.4 percent decrease in usage compared with the three and nine months ended June 30, 2011, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$28,752	4.5	$28,725	5.0	$153,478	30.3	$152,282	39.6
Commercial, industrial and other	8,363	0.9	8,568	1.0	38,874	5.9	38,461	7.7
Firm transportation	8,810	1.9	8,103	1.7	39,341	10.0	34,869	11.0
Total utility firm gross margin/throughput	45,925	7.3	45,396	7.7	231,693	46.2	225,612	58.3
Incentive programs	1,839	22.4	1,524	23.5	7,898	71.2	7,679	79.2
Interruptible	130	2.4	113	2.2	324	5.5	287	4.8
Total utility gross margin/throughput	$47,894	32.1	$47,033	33.4	$239,915	122.9	$233,578	142.3

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Total utility firm gross margin increased $529,000 and $6.1 million due primarily to customer growth during the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011, respectively.

Utility firm gross margin from transportation service increased $707,000 to $8.8 million during the three months ended June 30, 2012, from $8.1 million during the three months ended June 30, 2011, and increased $4.5 million to $39.3 million during the nine months ended June 30, 2012, from $34.9 million during the nine months ended June 30, 2011. The improvement was due primarily to an increase in customers that transferred from residential and commercial sales to transportation due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 37,717 and 29,883 residential customers and 9,087 and 8,602 commercial customers using its transportation service at June 30, 2012 and 2011, respectively.

NJNG added 4,891 and 4,610 new customers and converted 395 and 453 existing customers to natural gas heat and other services during the nine months ended June 30, 2012, and 2011, respectively. The customer growth represents an estimated annual increase of approximately 0.6 Bcf in sales to firm customers, which would contribute approximately $2.6 million annually to utility gross margin assuming normal weather and usage.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Weather (1)	$4,270	$3,421	$30,243	$571
Usage	2,190	929	12,430	5,428
Total	$6,460	$4,350	$42,673	$5,999

(1)
Compared with the twenty-year average, weather was 28.6 percent and 22.2 percent warmer-than-normal during the three and nine months ended June 30, 2012, respectively and 29.4 percent and 0.4 percent warmer-than-normal during the three and nine months ended June 30, 2011, respectively.

Incentive Programs

Utility gross margin generated by NJNG's incentive programs increased slightly during the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011, due primarily to an increase in storage incentive and capacity release margins, offset by a decrease in off-system sales.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expenses

Operations and maintenance and other taxes remained relatively consistent during the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011. Depreciation expense during the three and nine months ended June 30, 2012, increased $668,000 and $1.6 million compared with the three and nine months ended June 30, 2011, as a result of additional utility plant being placed into service.

Operating Income

Operating income remained relatively flat during the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Operating income increased $4.5 million, or 3.5 percent, during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, due primarily to an increase in total utility gross margin of $6.3 million, partially offset by an increase in depreciation expense, as previously discussed.

Net Income

Net income increased $1.6 million, or 26.2 percent, to $7.5 million during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, and $4.1 million, or 5.5 percent, to $78.5 million during the nine months ended June 30, 2012 compared with the nine months ended June 30, 2011, due primarily to the factors discussed above along with a decrease in other income due primarily to lower capitalized cost of equity related to Allowance for Funds Used During Construction as a result of increased short-term debt balances in comparison to NJNG's construction work in progress. Also contributing to the increase in net income was a lower income tax provision during both the three and nine month periods ended June 30, 2012, due primarily to a state tax refund coupled with an adjustment to the provision as a result of a decrease in the effective tax rate.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating revenues	$306,241	$500,413	$1,129,251	$1,504,262
Gas purchases (including demand charges) (1)	333,689	483,017	1,122,884	1,461,009
Gross margin	(27,448)	17,396	6,367	43,253
Operation and maintenance expense	3,558	4,055	10,654	10,535
Depreciation and amortization	16	15	48	46
Other taxes	179	255	833	850
Operating (loss) income	(31,201)	13,071	(5,168)	31,822
Other income	9	1	35	9
Interest expense, net	214	193	729	792
Income tax (benefit) provision	(11,511)	1,949	(2,108)	8,632
Net (loss) income	$(19,895)	$10,930	$(3,754)	$22,407

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

As of June 30, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	38.8 Bcf of net short futures contracts and fixed swap positions; and

•	6.0 Bcf of net long basis swap positions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of June 30, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	26.2 Bcf of net short futures contracts and fixed swap positions; and

•	3.5 Bcf of net short basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During the three and nine months ended June 30, 2012, operating revenue decreased $194.2 million and $375 million, respectively and gas purchases decreased $149.3 million and $338.1 million, respectively, due primarily to lower average prices, which correlate to the lower price levels on the NYMEX. NYMEX prices averaged $2.22 per MMBtu during the three months ended June 30, 2012 compared with $4.31 per MMBtu during the three months ended June 30, 2011 and averaged $2.84 per MMBtu during the nine months ended June 30, 2012 compared with $4.07 per MMBtu during the nine months ended June 30, 2011.

Gross margin

Gross margin during the three months ended June 30, 2012, was lower by approximately $44.8 million compared with the three months ended June 30, 2011, due primarily to an increase of $37.6 million in unrealized losses during fiscal 2012 compared with fiscal 2011. During the nine months ended June 30, 2012, gross margin was lower by approximately $36.9 million compared with the nine months ended June 30, 2011, due primarily to an increase of $75.4 million in realized losses as a result of timing differences in the settlement of certain economic hedges, which are described further below, partially offset by a decrease of $36.1 million in unrealized losses.

NJRES recognizes unrealized (losses) gains associated with its physical commodity and financial derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

NJRES also incurs realized gains (losses) relating to the effects of economic hedging related to natural gas inventory. These realized amounts pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The changes resulted from less favorable settlement prices compared with the prior year.

As these financial contracts settle, the physical gas is purchased and injected into storage. These physical gas injections and the associated financial hedges are part of the NJRES business strategy to subsequently sell the natural gas from storage in the future. The realized amounts are a component of the anticipated financial margin associated with the overall strategy, and as a result of certain accounting requirements, are recognized in current earnings and result in a timing difference until the related gas is sold at which time, NJRES will realize the entire margin on the transaction.

In addition, there was an increase in realized margin associated with physical sale of natural gas during the three and nine months ended June 30, 2012, as described further in the discussion of financial margin in the Non-GAAP measures section below.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net financial earnings and financial margin are measures of the earnings and margin based on eliminating these timing differences to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and net financial earnings, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage is also included in current period net loss. However, financial margin and net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and net financial earnings as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction.

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating revenues	$306,241	$500,413	$1,129,251	$1,504,262
Less: Gas purchases	333,689	483,017	1,122,884	1,461,009
Add:
Unrealized loss (gain) on derivative instruments and related instruments	32,981	(4,612)	17,316	53,393
Effects of economic hedging related to natural gas inventory	(10,096)	(12,335)	17,184	(58,178)
Financial margin	$(4,563)	$449	$40,867	$38,468

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating (loss) income	$(31,201)	$13,071	$(5,168)	$31,822
Add:
Operation and maintenance expense	3,558	4,055	10,654	10,535
Depreciation and amortization	16	15	48	46
Other taxes	179	255	833	850
Subtotal - Gross margin	(27,448)	17,396	6,367	43,253
Add:
Unrealized loss (gain) on derivative instruments and related instruments	32,981	(4,612)	17,316	53,393
Effects of economic hedging related to natural gas inventory	(10,096)	(12,335)	17,184	(58,178)
Financial margin	$(4,563)	$449	$40,867	$38,468

A reconciliation of NJRES' net income (loss) to net financial earnings is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Net (loss) income	$(19,895)	$10,930	$(3,754)	$22,407
Add:
Unrealized loss (gain) on derivative instruments and related instruments, net of taxes	20,854	(2,917)	10,949	33,761
Effects of economic hedging related to natural gas inventory, net of taxes	(6,384)	(7,800)	10,866	(36,787)
Net financial (loss) earnings	$(5,425)	$213	$18,061	$19,381

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial margin decreased $5 million during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, due primarily to fewer transportation arbitrage opportunities. Financial margin increased $2.4 million to $40.9 million during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011 due primarily to higher revenue from fee based elements of transactions executed with producers in the Marcellus shale region and an improvement in the results of transportation arbitrage opportunities during the first and second quarters of fiscal 2012 as compared with the prior year. Exploration and production of shale gas in the Northeastern region has continued to contribute to an overall compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings.

Operating Expenses

Operation and maintenance expense decreased $497,000, or 12.3 percent, during the three months ended June 30, 2012, compared with the three months ended June 30, 2011 due primarily to decreased consulting services and fees and increased $119,000, or 1.1 percent, during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, respectively, due primarily to an increase in salaries and shared corporate services costs.

Net Financial Earnings

Net financial earnings decreased $5.6 million during the three months ended June 30, 2012, compared with the three months ended June 30, 2011 and decreased $1.3 million during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011 due to the changes in financial margin and increase in operation and maintenance as previously discussed, as well as a net tax benefit of $2.4 million recognized during the third quarter of fiscal 2011 that did not recur in fiscal 2012.

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

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating revenues	$370	$328	$1,277	$328
Operation and maintenance expense	$2,652	$814	$5,794	$2,215
Depreciation and amortization	$1,632	$115	$3,953	$143
Income tax (benefit)	$(3,013)	$(898)	$(30,010)	$(7,608)
Net (loss) income	$(1,157)	$259	$20,802	$5,484

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. There were no commercial projects placed into service during the three months ended June 30, 2012 and 2011. During the nine months ended June 30, 2012, NJRCEV placed into service four roof-top and ground mounted commercial projects totaling approximately 20.2 MW of solar capacity. In addition, NJRCEV placed into service the remaining 25 percent of the 4.7 MW system in Vineland, New Jersey. There were two commercial roof-top projects totaling 2 MWs placed into service during the nine months ended June 30, 2011.

In addition, during the three months ended June 30, 2012, NJRCEV's residential solar leasing program installed approximately 2 MW of capacity on 264 homes and installed approximately 4 MW of capacity on 536 homes during the nine months ended June 30, 2012. This compares with installations of approximately 0.25 MW of capacity on 36 homes during the

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

three months ended June 30, 2011, and 0.5 MW of capacity on 71 homes during the nine months ended June 30, 2011, which were recorded at NJRHS as part of the Retail and Other operations. The residential solar leasing program and related assets were transferred to NJRCEV during the fourth quarter of fiscal 2011.

Operating revenues generated during the three months ended June 30, 2012, consisted primarily of fees from wholesale electric generation. Operating revenues generated during the nine months ended June 30, 2012, consisted primarily of the sale of SRECs. As of June 30, 2012, NJRCEV has 17,327 SRECs available for sale. In addition, during fiscal 2012, NJRCEV began hedging a portion of its expected SREC production through forward sale contracts. As of June 30, 2012 NJRCEV has hedged the expected output of approximately 40 percent of its existing commercial assets for energy years 2013 through 2015.

Operation and maintenance expense increased by $1.8 million and $3.6 million during the three and nine months ended June 30, 2012, as compared with the three and nine months ended June 30, 2011, due primarily to increases in compensation, shared corporate services costs, consulting costs and other administrative expenses.

The net income tax benefit during the three months ended June 30, 2012 and 2011, includes $1.4 million and $637,000, respectively, and $27.2 million and $6.7 million during the nine months ended June 30, 2012 and 2011, respectively, related to ITCs. GAAP requires that for interim reporting, companies forecast their earnings and income taxes, including ITC's, for the year and apply that estimated effective tax rate to the period-to-date pretax income. Total ITC-eligible capital expenditures in fiscal 2012 are forecasted to be $113.8 million, including $107.1 million associated with solar projects placed into service during the nine months ended June 30, 2012.

Net income decreased $1.4 million during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, due primarily to the increase in operation and maintenance expense, as discussed above and higher depreciation expense as a result of the increase in solar projects that have been placed into service. Net income increased $15.3 million during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, due primarily to increased ITCs, partially offset by operation and maintenance expense and depreciation expense, as discussed above.

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Equity in earnings of affiliates	$3,547	$3,891	$11,129	$11,871
Operation and maintenance expense	$400	$127	$673	$402
Interest expense, net	$386	$578	$1,250	$1,751
Net income	$1,634	$1,847	$5,438	$5,705

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Iroquois	$1,196	$1,205	$4,033	$3,832
Steckman Ridge	2,351	2,686	7,096	8,039
Total equity in earnings	$3,547	$3,891	$11,129	$11,871

Net income decreased slightly during the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011, due primarily to slightly lower equity in earnings partially offset by lower interest expense resulting from a reduction in debt.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011
Operating revenues	$11,992	$10,951	$29,300	$26,903
Operation and maintenance expense	$8,297	$7,934	$24,110	$23,147
Net income	$1,549	$1,401	$860	$913

Operating revenues increased $1 million, or 9.5 percent, during the three months ended June 30, 2012, to $12 million compared with $11 million during the three months ended June 30, 2011, and $2.4 million, or 8.9 percent, during the nine months ended June 30, 2012, to $29.3 million compared with $26.9 million during the nine months ended June 30, 2011. The improvement was due primarily to increased installations and service contracts at NJRHS.

Operation and maintenance expense increased slightly during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, and increased $963,000 during the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011, due primarily to increases in shared corporate services costs and advertising expense at NJRHS.

Net income during the three and nine months ended June 30, 2012, remained relatively flat compared with the three and nine months ended June 30, 2011, due primarily to increased operation and maintenance expense, as discussed above, increased interest expense at NJR as a result of a tax audit settlement, offset by increased operating revenue, as discussed above. The residential solar pilot program generated $243,000 and $569,000 of net income during the three and nine months ended June 30, 2011. All solar activity was transferred to NJRCEV during the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	June 30, 2012	September 30, 2011
Common stock equity	53%	57%
Long-term debt	27	31
Short-term debt	20	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.75 million shares. As of June 30, 2012, the Company repurchased a total of approximately 7.5 million of those shares and may repurchase an additional 1.2 million shares under the approved program.

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

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG, NJRCEV and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks, proceeds from the Company's DRP and will have the issuance of long-term debt from its shelf facilities.

NJR believes that as of June 30, 2012, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

As of June 30, 2012, NJNG's long-term debt consisted of $172.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040, a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $48.2 million in capital leases with various maturities ranging from 2012 to 2021.

NJR is a party to an unsecured, uncommitted $100 million private placement shelf note agreement (the “MetLife Facility”) with Metropolitan Life Insurance Company (MetLife). The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a two-year issuance period ending May 10, 2013, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. The proceeds of any issuance under the MetLife Facility will be used for general corporate purposes, including working capital and capital expenditures. In July 2012, NJR provided notice to MetLife, in accordance with the MetLife Facility, that it intends to issue on September 17, 2012, subject to the terms and conditions of the MetLife Facility, $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018.

In addition, NJR is a party to another unsecured, uncommitted $75 million private placement shelf note agreement (the “Prudential Facility”) with Prudential Investment Management, Inc. (“Prudential”). The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Notes issued under the Prudential Facility will be guaranteed by certain unregulated subsidiaries of NJR. The proceeds of any issuance under the Prudential Facility will be used for general corporate purposes, including working capital and capital expenditures. In July 2012, NJR provided notice to Prudential in accordance with the Prudential Facility, which Prudential accepted, that it intends to issue on or about September 17, 2012, subject to the terms and conditions of the Prudential Facility $50 million of 3.25 percent senior notes due September 17, 2022.

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an unsecured $325 million committed credit facility, which expires in December 2012 (NJR Credit Facility). The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee. NJR expects to refinance the NJR Credit Facility in August 2012.

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

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months. As of June 30, 2012, NJR and NJNG had $98.5 million and $118 million, respectively, available under the NJR Credit Facility and NJNG Credit Facility, respectively. In addition, NJNG has a $100 million credit facility to provide liquidity support for its variable rate long-term debt that has not been used to date.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
($ in thousands)	June 30, 2012
NJR
Notes Payable to banks:
Balance at end of period	$218,000	$218,000
Weighted average interest rate at end of period	0.56%	0.56%
Average balance for the period	$185,460	$197,017
Weighted average interest rate for average balance	0.53%	0.57%
Month end maximum for the period	$218,000	$241,800
NJNG
Commercial Paper:
Balance at end of period	$82,000	$82,000
Weighted average interest rate at end of period	0.19%	0.19%
Average balance for the period	$55,010	$53,438
Weighted average interest rate for average balance	0.18%	0.15%
Month end maximum for the period	$82,000	$82,000

NJR

As noted above based on its average borrowings during the nine months ended June 30, 2012, NJR's average interest rate was 0.57 percent, resulting in interest expense of $856,000. Based on average borrowings under the NJR Credit Facility of $197 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.5 million during the nine months ended June 30, 2012.

As of June 30, 2012, NJR has four letters of credit outstanding totaling $8.5 million, which reduces the amount available under the NJR Credit Facility by the same amount.

NJNG

During the nine months ended June 30, 2012, based on its average borrowings NJNG's weighted average interest rate under the NJNG Credit Facility was 0.15 percent, resulting in interest expense of $61,000. Based on average borrowings under the facility of $53.4 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $405,000 during nine months ended June 30, 2012.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On June 1, 2012, NJNG filed a petition with the BPU requesting authorization over a three-year period to issue debt, renew its revolving credit facility expiring August 2014, renew its credit facility supporting NJNG's obligations with respect to bonds issued by the New Jersey Economic Development Authority, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

Sale-Leaseback

NJNG received $6.5 million and $5.9 million in December 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. This sale-leaseback program is expected to continue on an annual basis.

Contractual Obligations

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. NJR expects capital expenditures related to the purchase and installation of the equipment associated with these contracts to be approximately $92.4 million in fiscal 2012, of which $86.9 million has either been spent or committed. Capital expenditures are expected to be approximately $90 million in fiscal 2013. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all.

NJNG's total capital expenditures are estimated at $128.4 million and $70 million in fiscal 2012 and 2013, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2012 include an estimated $49.9 million related to AIP II. As of June 30, 2012, NJNG's capital expenditures spent or committed were $86.1 million, of which, $29.1 million was related to the AIP II program. Effective October 2011, NJNG is recovering in base rates approximately $8.9 million annually, based on AIP expenditures incurred through August 31, 2011.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $352.8 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $8.5 million, as noted above.

Cash Flow

Operating Activities

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow generated from operating activities totaled $59.9 million during the nine months ended June 30, 2012, compared with $227.2 million during the nine months ended June 30, 2011. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition to the factors noted above, the decrease of $167.3 million in cash generated from operations during the nine months ended June 30, 2012 as compared with the nine months ended June 30, 2011, was impacted by:

•	credits of $90.7 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs; and

•	a discretionary contribution of $20 million to the Company's pension plan during fiscal 2012 compared with a contribution of $4.9 million during fiscal 2011.

Investing Activities

Cash flow used in investing activities totaled $158.2 million during the nine months ended June 30, 2012, compared with $97.9 million during the nine months ended June 30, 2011. The increase was due primarily to higher capital expenditures at NJRCEV related to its solar projects.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by the funding needs gas management and marketing functions at NJRES and renewable energy investments at NJRCEV.

Cash flow generated from financing activities totaled $97.9 million during the nine months ended June 30, 2012, compared with $69.5 million used during the nine months ended June 30, 2011. The increase is due primarily to higher short-term borrowings at both NJR and NJNG and a redemption of long-term debt during fiscal 2011that did not occur in fiscal 2012.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2011 to June 30, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2012
NJNG	$(8,452)	$(31,585)	$(22,109)	$(17,928)
NJRES	13,661	92,734	98,302	8,093
Total	$5,209	$61,149	$76,193	$(9,835)

There were no changes in methods of valuations during the year ended June 30, 2012.

The following is a summary of fair market value of financial derivatives at June 30, 2012, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2012	2013	2014 - 2016	After 2016	Total Fair Value
Price based on NYMEX	$(12,650)	$(1,813)	$123	$—	$(14,340)
Price based on other external data	3,993	2,522	(2,016)	6	4,505
Total	$(8,657)	$709	$(1,893)	$6	$(9,835)

The following is a summary of financial derivatives by type as of June 30, 2012:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	11.1	$2.20 - $4.56	$(19,203)
	Swaps	0.1	$2.45 - $3.85	1,270
	Options	0.1	$0.26 - $0.26	5
NJRES	Futures	(28.4)	$2.18 - $4.76	4,864
	Swaps	(4.4)	$2.06 - $6.75	3,229
Total				$(9,835)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2011 to June 30, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2012
NJRES - Prices based on other external data	$26,339	(561)	12,759	$13,019

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $13.4 million. This analysis does not include potential changes to reported credit adjustments embedded in the $7.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	—%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,711)	$(13,421)	$(20,131)	$(26,842)
Ending derivative fair value	$7,062	$351	$(6,359)	$(13,069)	$(19,780)

Percent decrease in NYMEX natural gas futures prices	—%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,711	$13,421	$20,131	$26,842
Ending derivative fair value	$7,062	$13,773	$20,483	$27,193	$33,904

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2012. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of June 30, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$116,903	$85,642
Noninvestment grade	24,661	20,267
Internally rated investment grade	15,122	7,804
Internally rated noninvestment grade	4,878	317
Total	$161,564	$114,030

NJNG's counterparty credit exposure as of June 30, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$8,994	$7,120
Noninvestment grade	427	166
Internally rated investment grade	794	91
Internally rated noninvestment grade	1,157	—
Total	$11,372	$7,377

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

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. On May 21, 2012, NJRES received notice from the Trustee that its claim filed in the MFGI liquidation proceeding had been allowed in the amount of $27.8 million. As of June 30, 2012, NJRES has received distributions from the SIPA Trustee totaling $7.6 million related to its CME positions. Accordingly, the remaining exposure as of June 30, 2012, is $20.2 million. On July 13, 2012, NJRES received an additional $848,000 related to its CME positions.

NJRES intends to continue vigorously prosecuting its claim against MFGI to recover all of its funds, but it cannot estimate at this time, either how much of those funds will be recovered or when they will be recovered.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in NJR's Annual Report on Form 10-K for the year ended September 30, 2011, and is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2012, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/12 - 04/30/12	32,300	$42.41	32,300	1,304,270
05/01/12 - 05/31/12	—	—	—	1,304,270
06/01/12 - 06/30/12	61,400	$42.31	61,400	1,242,870
Total	93,700	$42.34	93,700	1,242,870

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of June 30, 2012, 1,242,870 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 8, 2012
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer