Form 10-K
period 2012-09-30
NEW JERSEY RESOURCES CORP
filed 2012-11-29
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
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
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $1,826,834,224 based on the closing price of $44.57 per share on March 30, 2012, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 23, 2012 was 41,689,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 23, 2013, to be filed on or about December 14, 2012, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.-Business, under the captions "BUSINESS SEGMENTS -Natural Gas Distribution-General;-Seasonality of Gas Revenues;-Gas Supply;-Regulation and Rates;-Competition;" "-Energy Services;" "-Clean Energy Ventures;" "-Energy Holdings;" "-Retail and Other;" "ENVIRONMENT," and Item 3."-Legal Proceedings," and in Part II including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intends," "estimates," "expects," "projects," "plans," "believes," "should," "will" or "continues" or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and Solar Renewable Energy Certificates (SRECs), extension of the federal Production Tax Credit (PTC), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2013 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors, as well as the following:

•	weather and economic conditions;

•	demographic changes in the New Jersey Natural Gas (NJNG) service territory and their effect on NJNG's customer growth;

•
volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJR Energy Services' (NJRES) operations and on the Company's risk management efforts;

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

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, liquidity in the wholesale energy trading market;

•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;

•	risks associated with the management of the Company's joint ventures and partnerships;

•
risks associated with our investments in renewable energy projects and our investment in an on-shore wind developer, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects and NJR's eligibility for ITCs, the future market for SRECs, the potential expiration of the PTC and operational risks related to projects in service;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the possible expiration of the NJNG Conservation Incentive Program (CIP);

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties; and

•
the impact of natural disasters, terrorist activities, and other extreme events on our operations and customers, including the impacts associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy.

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

New Jersey Natural Gas (NJNG), a local natural gas distribution company that provides regulated retail natural gas service to approximately 500,100 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU) and comprises the Company's Natural Gas Distribution segment.

NJR Clean Energy Ventures (NJRCEV) comprises the Company's Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in renewable energy projects, including commercial and residential solar projects, as well as on-shore wind projects through a 19.9 percent ownership interest in OwnEnergy.

NJR Energy Services (NJRES) maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. NJRES also provides wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company's Energy Services segment.

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility. Iroquois and Steckman Ridge comprise the Company's Energy Holdings segment.

NJR also has retail and other operations (Retail and Other), which includes the following companies:

•	NJR Retail Holdings (Retail Holdings), an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

▪
NJR Home Services (NJRHS), a company that provides heating, ventilation and cooling (HVAC) service repair and contract services to approximately 134,900 customers, as well as solar installation projects.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Energy Holdings.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Clean Energy Ventures segment consists of capital investments in renewable energy projects. The Energy Services segment consists of unregulated wholesale energy operations. Lastly, the Energy Holdings segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities. Financial information related to these business segments for the years ended September 30, 2012, 2011 and 2010 are set forth in Note 14. Business Segment and Other Operations Data.

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 500,100 customers, including approximately 30,100 customers whose service was temporarily suspended as a result of significant damage that occurred to portions of NJNG's distribution system in October from the effects of Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy), until such time that NJNG restores the operational integrity to the affected portions of its infrastructure.

NJNG's service territory is in New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris, Middlesex and Sussex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.4 million people. It is primarily suburban, with a wide range of cultural and recreational activities and highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 6,704 and 6,783 new customers and added natural gas heat and other services to another 539 and 641 existing customers in fiscal 2012 and 2011, respectively. NJNG's new customer annual growth rate of approximately 1.3 percent is expected to continue with projected additions in the range of approximately 12,000 to 14,000 new customers over the next two years. This anticipated customer growth represents approximately $3.3 million in new annual utility gross margin, a non-Generally Accepted Accounting Principles (GAAP ) financial measure, as calculated under NJNG's Conservation Incentive Program (CIP) tariff.

When assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, builders in NJNG's service area are surveyed to determine their future development plans. NJNG has also periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. The Company estimates that, during fiscal 2013, approximately 50 percent of NJNG's projected customer growth will consist of conversions.

The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs certain strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the New Jersey Department of Environmental Protection to manage expectations related to its obligations associated with its former manufactured gas plant (MGP) sites.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Operating Revenues/Throughput

For the fiscal year ended September 30, 2012, operating revenues and throughput by customer class were as follows:

	Operating Revenues		Throughput
	(Thousands)		(Bcf) (1)
Residential	$363,780	58%	32.9	21%
Commercial and other	88,484	14	6.5	4
Firm transportation	60,599	10	11.2	7
Total residential and commercial	512,863	82%	50.6	32%
Interruptible	6,510	1	10.3	6
Total system	519,373	83%	60.9	38%
BGSS incentive programs	108,340	17	99.6	62
Total	$627,713	100%	160.5	100%
(1)    Billion cubic feet.

In fiscal 2012, no single customer represented more than 10 percent of total NJNG operating revenue.

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

The CIP, a mechanism authorized by the BPU, stabilizes fluctuations in NJNG's utility gross margin, as a result of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of such utility gross margin is subject to additional conditions including an earnings test and an evaluation of Basic Gas Supply Service (BGSS)-related savings achieved. The CIP was initially authorized in October 2006 as a three-year pilot program, however, due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs, in fiscal 2010 NJNG requested and received approval from the BPU to extend the CIP through September 30, 2013. It is anticipated that NJNG will file for an extension of its CIP in fiscal 2013.

For additional information regarding the CIP, see Item 7. Management's Discussion and Analysis-Natural Gas Distribution Operations and Note 3. Regulation in the accompanying Consolidated Financial Statements.

Gas Supply

Firm Natural Gas Supplies

NJNG's gas supply portfolio consists of long-term (over seven months), winter-term (November through March) and short-term (seven months or less) contracts. In fiscal 2012, NJNG purchased gas from approximately one hundred suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from two suppliers. NJNG believes the loss of any one or both of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at eight citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The pipeline companies that provide firm transportation service to NJNG's citygate stations, the maximum daily deliverability of that capacity in dekatherms (dths) and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	270,948	Various dates between 2014 and 2023
Tennessee Gas Pipeline Co.	25,166	Various dates between 2014 and 2015
Columbia Gulf Transmission Corp.	20,000	2015
Algonquin Gas Transmission	12,000	2013
Transcontinental Gas Pipe Line Corp.	3,931	2014
Total	332,045

The pipeline companies that provide firm contract transportation service for NJNG and supply the above pipelines are ANR Pipeline Company (ANR), Iroquois Gas Transmission L.P., Tennessee Gas Pipeline Company, Dominion Transmission Corporation (Dominion) and Columbia Gulf Transmission Company.

In addition, NJNG has storage and related transportation contracts that provide additional maximum daily deliverability to NJNG's citygate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	2014
Transcontinental Gas Pipe Line Corp.	8,384	2014
Total	102,941

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily
	deliverability (dths)	Expiration
Dominion Transmission Corporation	103,714	Various dates between 2015 and 2017
ANR Pipeline Company	39,703	2013
Steckman Ridge, L.P.	38,000	2020
Central New York Oil & Gas (Stagecoach)	25,337	2015
Total	206,754

NJNG utilizes its transportation contracts to transport gas from the ANR, Dominion, Steckman Ridge and Stagecoach storage fields to NJNG's citygates.

Citygate Supplies from NJRES

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

Basic Gas Supply Service (BGSS)

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its financial risk management program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change to be effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates up to 5 percent on December 1 and February 1 on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented upon five days notice to the BPU.

NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. During fiscal 2012, NJNG issued bill credits of $85.9 million to residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. There were no refunds or rate adjustments during fiscal 2011 since commodity prices were stable.

NJNG also manages these commodity prices from time to time with rate adjustments. In June 2011, NJNG filed for a 9.1 percent decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies approved by the BPU, effective October 4, 2011. On March 9, 2012, NJNG notified the BPU of a 3.6 percent decrease related to its BGSS rate, effective April 1, 2012, which will have an annual impact of approximately $19 million.

Concurrent with the annual BGSS filing, NJNG also files for an annual review of its CIP. The CIP was initially approved as a three-year program through September 2009. During fiscal 2010, the BPU approved an extension of the program through September 30, 2013. In June 2010, the BPU issued their final order approving NJNG's BGSS rate reduction of 17.2 percent for the average residential heating customer for fiscal 2010 and NJNG's recovery of $6.9 million of CIP rates representing amounts accrued and estimated through September 2009.

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

In June 2011, NJNG requested approval to modify its CIP recovery rates resulting in a decrease to the total annual recovery of $3 million. The proposed CIP rates result in a .8 percent decrease to residential heat customers and a minor increase to all other customers. In May 2012, the BPU approved the changes on a final basis, effective October 4, 2011.

In June 2012, NJNG filed for a decrease in the CIP rate for residential non-heating customers and an increase in the CIP rates for residential heating and commercial customers. Effective October 12, 2012, the BPU approved the June 2012 proposed CIP rates. These rate changes, as well as other regulatory actions, are discussed further in Note 3. Regulation in the accompanying Consolidated Financial Statements.

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

Federal

The Federal Energy Regulatory Commission (FERC) regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG's agreements with several interstate pipeline companies for the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

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

The BPU, within the framework of the Electric Discount and Energy Competition Act (EDECA), fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. In the absence of any third-party supplier, BGSS must be provided by the state's natural gas utilities. On September 30, 2012, NJNG had 41,820 residential and 9,394 commercial and industrial customers utilizing the transportation service. Based on its current and projected level of transportation customers, NJNG expects to use its existing firm transportation and storage capacity to fully meet its firm sales contract obligations.

Clean Energy Ventures

NJRCEV is an unregulated company that invests, owns and operates renewable energy projects located in the State of New Jersey and owns a minority equity interest in an on-shore wind project developer.

NJRCEV invests in, owns and operates residential and commercial solar installations in the State of New Jersey. As of September 30, 2012, NJRCEV has placed a total of 35.9 MW (megawatts) of solar assets into service, including a combination of residential and commercial rooftop and ground mount solar systems. In October 2012, one of NJRCEV's commercial solar arrays, with a capacity to produce 1.5 MW, sustained damage from the effects of Superstorm Sandy.

These systems are registered with the BPU's Office of Clean Energy and are qualified to produce solar renewable energy certificates (SREC). An SREC represents the renewable attributes associated with one MWh (megawatt hour) of solar energy generated. NJRCEV sells the SRECs, at market-based rates, to a variety of counterparties including electric Load Serving Entities (LSE) that are required to comply with minimum state renewable energy generation standards. Solar projects are also eligible for federal investment tax credits (ITC) in the year that they are placed into service.

NJRCEV is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, etc., technological changes, and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

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

NJRES views "financial margin" as its key financial metric. NJRES' financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in fair value of derivative instruments designed to hedge the economic impact of transactions that have not been settled, which represent unrealized gains and losses, and the effects of economic hedging on the value of our natural gas in storage. NJRES uses financial margin to gauge operating results against established benchmarks and earnings targets as it eliminates the impact of volatility in GAAP earnings that can occur prior to settlement of the physical natural gas sale. NJRES, therefore, believes financial margin is more representative of its overall expected economic result.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

Energy Holdings

Energy Holdings include investments in natural gas transportation and storage assets and is comprised of the following subsidiaries:

•
NJNR Pipeline, which consists of its 5.53 percent equity investment in Iroquois Gas Transmission System, which is a 412-mile natural gas pipeline from the New York-Canadian border to Long Island, New York and;

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a 17.7 Bcf natural gas storage facility in western Pennsylvania.

OTHER BUSINESS OPERATIONS

Retail and Other

Retail and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides HVAC service, sales and installation of appliances to approximately 134,900 customers, as well as installation of solar equipment;

•	CR&R, which holds and develops commercial real estate.

As of September 30, 2012, CR&R's real estate portfolio consisted of 27 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.3 million;

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

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $159.6 million to $266.4 million.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2012, NJNG has recorded an MGP remediation liability and a corresponding Regulatory asset of $182 million on the Consolidated Balance Sheets, which represents the best estimate; however, actual costs may differ from these estimates. NJNG is currently recovering approximately $20 million annually and will continue to seek recovery of these costs through its remediation rider.

EMPLOYEE RELATIONS

As of September 30, 2012, the Company and its subsidiaries employed 927 employees compared with 891 employees as of September 30, 2011. Of the total number of employees, NJNG had 411 and 402 and NJRHS had 106 and 98 union employees as of September 30, 2012 and 2011, respectively. NJNG and NJRHS have collective bargaining agreements with Local 1820 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO expiring in December 2016 and April 2017, respectively. The labor agreements cover wage increases and other benefits, including closing the defined benefit pension and postemployment benefit plans and providing an enhanced 401 (k) retirement savings plan for represented employees hired on or after January 1, 2012. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2013 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 14, 2012, and we will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, NJ 07719.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS

When considering any investment in NJR's securities, investors should consider the following risk factors, as well as the information contained under the caption “Forward-Looking Statements,” in analyzing the Company's present and future business performance. While this list is not exhaustive, NJR's management also places no priority or likelihood based on their descriptions or orders of presentation.

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

NJNG's debt is currently rated by the rating agencies Moody's Investor Services, Inc. and Standard & Poor's Financial Services, LLC as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can face increased borrowing costs under their current credit facilities. NJR and its subsidiaries' ability to borrow and costs of borrowing have a direct impact on its subsidiaries' ability to execute their operating strategies.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

The funded status of these plans, and the related cost reflected in NJR's financial statements, are affected by various factors that are subject to an inherent degree of uncertainty. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. A continued downward pressure on the asset values of these plans may require NJR to fund obligations earlier than it had originally planned, which would have a negative impact on cash flows from operations, decrease NJR's borrowing capacity and increase its interest expense.

Economic hedging activities of NJR that are designed to protect against commodity and financial market risks may cause fluctuations in reported financial results, and NJR's stock price could be adversely affected as a result.

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

NJNG's ability to provide natural gas for its present and projected sales will depend upon its suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to transport natural gas to NJNG's citygate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service.

NJRES also relies on a firm supply source to meet its energy management obligations to its customers. Should NJRES' suppliers fail to deliver supplies of natural gas, there could be a material impact on its cash flows and statement of operations.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Adverse economic conditions including inflation, increased natural gas costs, foreclosures and business failures could adversely impact NJNG's customer collections and increase its level of indebtedness.

Inflation may cause increases in certain operating and capital costs. NJR has a process to continually review the adequacy of NJNG's rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. In addition, the extended period of economic weakness in the U.S. has led to increasing unemployment, foreclosures in the housing markets, and the discontinuation of some commercial businesses that fall within NJNG's service territory. These situations can result in higher short-term debt levels and increased bad debt expense.

The impact of Superstorm Sandy could have a significant effect on our business, financial condition and results of operations.

In late October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. The magnitude of the flooding is unprecedented. NJNG shut off the natural gas infrastructure that serves the storm-damaged barrier islands within NJNG's service territory. Approximately 30,100 of NJNG's approximately 500,100 customers have been affected by this shut off. NJNG is working to minimize the length of time its customers are without service.

We anticipate that Superstorm Sandy and its aftermath will influence our financial results, although estimates of the storm's effects are not available at this time. For example:

•
Operating revenues and utility gross margin are expected to be lower due to extended outages and inability to bill and collect revenues for gas previously delivered to NJNG's customers whose property has been damaged or destroyed;

•	Capital and other expenditures are expected to be higher due to the restoration, repair and replacement of damaged equipment and assets; and

•	Regulatory mechanisms may be modified or created to provide for recovery of restoration costs and lost revenues. However, we cannot be certain that such recovery mechanisms will be available.

While we believe NJNG has sufficient liquidity to meet its current obligations and to begin to fund restoration efforts from a combination of cash-on-hand and available capacity under revolving credit facilities, we may need to seek additional financing to fully fund restoration efforts. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

NJRES' earnings and cash flows are dependent upon optimization of its physical assets using financial transactions.

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

Our investments in renewable energy projects are subject to substantial risks.

Commercial and residential solar energy projects and on-shore wind projects, such as those in which we are investing, are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. These projects are dependent upon currently existing favorable regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for ITCs, the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey and in the case of on-shore wind projects, the renewal or extension of the PTC and several states' renewable portfolio standards. As a result, these projects face the risk that the currently favorable regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of the solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of the solar project assets.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may not be able to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry and located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and result in a disruption in our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. Local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which would negatively affect our earnings.

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

The majority of our natural gas distribution segment workforce is represented by the IBEW Local 1820 (Union) and is covered by a collective bargaining agreement that will expire in December 2016. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce, and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today's challenging marketplace.

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

The FERC has regulatory authority over some of NJR's operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce NJR's competitiveness would negatively impact its earnings. In addition, the United States Senate has passed the the Pipeline Transportation Safety Improvement Act and if enacted will increase federal regulatory oversight and could also increase administrative costs that may not be recovered in rates from customers, which could have an adverse impact on NJR's earnings.

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

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG's distribution operations, including construction and maintenance of facilities, operations, safety, rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. NJNG's ability to obtain rate increases, including base rate increases, extend its BGSS incentive

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases, continue its BGSS incentive programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and Universal Service Fund (USF) costs, remediation costs associated with its MGP sites, the CIP, the New Jersey Clean Energy program, economic stimulus plans, certain deferred income tax and pension and other postemployment plans. If there were to be a change in regulatory position surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, operations and cash flows.

Termination of NJNG’s CIP may lead to a decrease in earnings and cash flows.

Customer conservation efforts have been increasing and as a result NJNG has seen a decrease in volumes of natural gas delivered to its customers. NJNG’s CIP has a usage component that is intended to mitigate the impact to earnings as a result of reductions in customer usage. The CIP is scheduled to expire on September 30, 2013. If the CIP is not renewed or replaced with a similar mechanism to decouple the link between customer usage and NJNG’s utility gross margin, NJNG’s results from operations and cash flows, and NJR’s results from operations and cash flows, could be adversely affected.

Risks related to a new regulatory framework for over-the-counter derivatives may result in substantial costs to NJR and have an adverse impact on our businesses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) requires the Commodity Futures Trading Commission (CFTC) to introduce a comprehensive new regulatory framework for over-the-counter derivatives. The Dodd-Frank Act requires that swap transactions designated by the CFTC for clearing must be cleared and traded through a derivatives clearing organization, unless otherwise exempt. Although the CFTC's proposed regulations and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as NJRES and NJNG, which utilize derivative financial instruments to hedge commercial risks, would be exempt from mandatory clearing, we cannot be certain of the impact until the CFTC issues its final implementation regulations with respect to swaps. The effect of the Dodd-Frank Act's mandates with respect to derivatives on our business depends in large measure on pending CFTC rulemaking proceedings and, in particular, the final definitions for the key terms "Swap Dealer" and "Major Swap Participant" and on the breadth of the "end-user exception" to mandatory clearing under the regulations. Entities defined as Swap Dealers and Major Swap Participants will be required to register with the CFTC and the SEC, adhere to specified capital requirements and face costly requirements for clearing and posting margin, as well as additional requirements for disclosure to counterparties, reporting, recordkeeping and business conduct. Even though NJRES and NJNG currently clear most transactions, such regulations could materially affect our ability to economically hedge our purchases and sales of natural gas by increasing the collateral costs associated with such activities. Even if our businesses are not defined as Swap Dealers or Major Swap Participants, our margin requirements could rise when transacting with Swap Dealers or Major Swap Participants as a consequence of the new collateral requirements required of such entities. If we fail to comply with the new regulations, we could be subject to fines, penalties or other enforcement action by the authorities that regulate our operations, or otherwise be subject to material costs and liabilities.

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

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems, solar energy projects and on-shore wind projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. NJR, its subsidiaries, or its joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop its non-regulated energy facilities and systems. Successful financing of NJR's energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If NJR and its subsidiaries do not obtain the necessary regulatory approvals and financing, their equity investments could be impaired, and such impairment could have a materially adverse effect on NJR's financial condition, results of operations or cash flows.

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

The SEC is currently considering whether publicly registered companies in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (IFRS) instead of the current GAAP in the United States. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are currently in effect for most other countries in the world. Unlike U.S. GAAP, IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we could be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact our financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards over the next several years. If approved, adoption of these changes could adversely impact our financial condition and results of operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,860 miles of distribution main, 6,810 miles of service main, 228 miles of transmission main and approximately 519,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record. In October 2012, portions of NJNG's distribution system were severely damaged from the effects of Superstorm Sandy and as a result, natural gas service to those sections of the infrastructure were shut off. Normal operations of the affected portions of our service territory will resume upon completion of restoration efforts.

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

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by thirty-three supplemental indentures (Indenture), as security for NJNG's mortgage bonds, which totaled $269.8 million at September 30, 2012. In addition, under the terms of the Indenture, NJNG could have issued up to $591.2 million of additional first mortgage bonds as of September 30, 2012.

All Other Business Operations

As of September 30, 2012, CR&R's real estate portfolio consisted of 27 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, 52 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on 5 acres of land in Monmouth County with a net book value of $8.3 million.

As of September 30, 2012, NJRES currently leases office space in Wall Township, New Jersey and in Houston, Texas for its business activities.

As of September 30, 2012, the Steckman Ridge partnership owns and/or leases mineral rights on approximately 8,300 acres of land in Bedford County, Pennsylvania, where it has developed a 17.7 Bcf natural gas storage facility with up to 12 Bcf of working gas capacity. The Company was obligated to fund up to $132.5 million associated with the construction and development of Steckman Ridge. As of September 30, 2012, NJR had invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million and received cash distributions from Steckman Ridge of $30.2 million. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

NJRCEV has various contracts, including lease agreements, that allow access rights for the installation and maintenance of solar equipment on property, including commercial and residential rooftops.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis-Cash Flows for a discussion of anticipated fiscal 2013 and 2014 capital expenditures as applicable to NJR's business segments and business operations.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation (MGP)

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a Remediation Adjustment (RA). In January 18, 2012, the BPU approved the recovery of the remediation expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In February 2012, NJNG filed its 2011 Societal Benefits Clause (SBC) filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery. As of September 30, 2012, $59.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.6 million to $266.4 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2012, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182 million on the Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their business experience, age, and office are set forth below.

Office	Name	Age	Officer Since
Chairman of the Board, President and Chief Executive Officer	Laurence M. Downes	55	1986
Executive Vice President and Chief Operating Officer, NJNG and Senior Vice President, Corporate Affairs and Marketing	Kathleen T. Ellis	59	2004
Executive Vice President and Chief Financial Officer	Glenn C. Lockwood	51	1990
Senior Vice President and General Counsel	Mariellen Dugan	46	2005
Senior Vice President, NJRES	Stephen Westhoven	44	2004
President, NJRCEV and NJRHS	Stanley M. Kosierowski	60	2008
Vice President, Corporate Services, NJR Service	Deborah G. Zilai	59	1996

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

New Jersey Resources Corporation
Part I

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY (Continued)

Stanley M. Kosierowski, President, NJRCEV and NJRHS

Mr. Kosierowski has held the position of President, NJRCEV and NJRHS since May 2010. He joined NJRCEV in September 2008 as Vice President. He also held the position of Vice President, Strategy and Operations of NJR from July 2009 to May 2010. Prior to his joining NJRCEV, he held the position of Chief Operating Officer of the New Jersey Economic Development Authority, Trenton, New Jersey, from January 2004 to September 2008 and had a 30-year career at PSE&G where his last position held was President of Energy Technologies until December 2003.

Deborah G. Zilai, Vice President, Corporate Services, NJR Service

Mrs. Zilai has held the position of Vice President, Corporate Services, NJR Service since June 2005. She joined New Jersey Resources in June 1996 after a 20-year career at International Business Machines Corporation, where she held various management positions. Her current responsibilities include technology and human resources. From June 1996 to May 2005, she served as Vice President, Information Systems and Services.

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol NJR. As of September 30, 2012, NJR had 39,235 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2012		2011		Dividends Paid
	High	Low	High	Low	2012	2011
Fiscal Quarter
First	$50.48	$40.10	$44.10	$38.94	$0.36	$0.34
Second	$50.28	$43.86	$44.09	$40.24	$0.38	$0.36
Third	$45.50	$41.11	$46.29	$41.22	$0.38	$0.36
Fourth	$47.53	$43.40	$47.45	$39.60	$0.38	$0.36

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/12 - 07/31/12	—	$—	—	1,242,870
08/01/12 - 08/31/12	—	$—	—	1,242,870
09/01/12 - 09/30/12	—	$—	—	1,242,870
Total	—	$—	—	1,242,870

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of September 30, 2012, 1,242,870 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or additional shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2012	2011	2010	2009	2008
SELECTED FINANCIAL DATA
Operating revenues	$2,248,923	$3,009,209	$2,639,304	$2,592,460	$3,816,210
Operating expenses
Gas purchases	1,841,408	2,550,571	2,167,558	2,245,169	3,330,756
Operation and maintenance	171,045	163,111	148,565	149,151	148,384
Regulatory rider expenses	40,350	51,246	45,966	44,992	39,666
Depreciation and amortization	41,643	34,370	32,267	30,328	38,464
Energy and other taxes	45,787	66,910	56,823	74,750	65,602
Total operating expenses	2,140,233	2,866,208	2,451,179	2,544,390	3,622,872
Operating income	108,690	143,001	188,125	48,070	193,338
Other income	2,128	3,747	5,258	4,409	4,368
Interest expense, net of capitalized interest	20,844	19,623	21,251	21,014	25,811
Income before income taxes	89,974	127,125	172,132	31,465	171,895
Income tax provision	7,729	37,665	64,692	11,376	66,034
Equity in earnings of affiliates	10,634	11,839	10,017	7,153	3,307
Net income	$92,879	$101,299	$117,457	$27,242	$109,168
Total assets	$2,770,005	$2,649,444	$2,563,133	$2,321,030	$2,635,297

CAPITALIZATION
Common stock equity	$813,865	$776,257	$725,483	$689,726	$728,068
Long-term debt	525,169	426,797	428,925	455,492	455,117
Total capitalization	$1,339,034	$1,203,054	$1,154,408	$1,145,218	$1,183,185

COMMON STOCK DATA
Earnings per share-Basic	$2.24	$2.45	$2.84	$0.65	$2.61
Earnings per share-Diluted	$2.23	$2.44	$2.82	$0.64	$2.59
Dividends declared per share	$1.52	$1.44	$1.36	$1.24	$1.11

NON-GAAP RECONCILIATION
Net income	$92,879	$101,299	$117,457	$27,242	$109,168
Add:
Unrealized loss (gain) on derivative instruments and related transactions, net of taxes	22,631	23,320	(16,825)	39,254	(6,028)
Effects of economic hedging related to natural gas inventory, net of taxes	(3,093)	(18,086)	1,132	34,474	(9,325)
Net financial earnings (1)	$112,417	$106,533	$101,764	$100,970	$93,815

Net financial earnings per share-Basic	$2.71	$2.58	$2.46	$2.40	$2.24
Net financial earnings per share-Diluted	$2.70	$2.56	$2.44	$2.38	$2.22

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

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2012	2011	2010	2009	2008
Operating revenues ($ in thousands)
Residential	$363,780	$579,038	$471,056	$686,798	$594,147
Commercial, industrial and other	88,484	116,043	112,582	144,565	149,177
Firm transportation	60,599	57,126	45,616	40,356	28,634
Total residential and commercial	512,863	752,207	629,254	871,719	771,958
Interruptible	6,510	7,029	8,454	5,711	11,840
Total system	519,373	759,236	637,708	877,430	783,798
BGSS incentive programs	108,340	212,488	307,772	204,571	295,026
Total operating revenues	$627,713	$971,724	$945,480	$1,082,001	$1,078,824
Throughput (Bcf)
Residential	32.9	42.3	40.3	43.6	40.8
Commercial, industrial and other	6.5	8.3	8.2	9.8	9.0
Firm transportation	11.2	12.2	10.1	9.4	8.9
Total residential and commercial	50.6	62.8	58.6	62.8	58.7
Interruptible	10.3	8.3	7.7	4.1	6.4
Total system	60.9	71.1	66.3	66.9	65.1
BGSS incentive programs	99.6	107.0	83.9	66.1	34.5
Total throughput	160.5	178.1	150.2	133.0	99.6
Customers at year-end
Residential	423,871	428,694	438,274	437,793	437,655
Commercial, industrial and other	24,985	25,666	26,312	27,771	29,002
Firm transportation	51,214	40,523	25,724	20,965	16,830
Total residential and commercial	500,070	494,883	490,310	486,529	483,487
Interruptible	41	41	43	45	46
BGSS incentive programs	32	40	40	36	27
Total customers at year-end	500,143	494,964	490,393	486,610	483,560
Interest coverage ratio (1)	10.85	10.73	9.43	8.19	6.08
Average therm use per customer
Residential	775	986	919	995	931
Commercial, industrial and other	3,675	4,350	4,986	4,777	5,303
Degree days (2)	3,698	4,686	4,341	4,791	4,399
Weather as a percent of normal (3)	78%	99%	91%	101%	91%
Number of employees	611	590	582	613	572

(1)	NJNG's income from operations divided by interest expense.

(2)	Degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit.

(3)	Normal heating degree-days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page one of this annual report and is incorporated herein. A detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A. Risk Factors beginning on page 10 and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Energy Holdings segment includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility in Pennsylvania.

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

Assets by business segment and operations at September 30, is as follows:

($ in thousands)	2012		2011
Assets
Natural Gas Distribution	$2,005,520	72%	$1,942,691	74%
Clean Energy Ventures	223,247	8	80,234	3
Energy Services	347,406	12	400,882	15
Energy Holdings	157,779	6	159,940	6
Retail and Other	73,298	3	87,066	3
Intercompany assets (1)	(37,245)	(1)	(21,369)	(1)
Total	$2,770,005	100%	$2,649,444	100%

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

An increase in capital expenditures associated with solar investments at Clean Energy Ventures was the primary contributor to the increase in assets, partially offset by a decrease at Energy Services in both accounts receivable and gas in storage during fiscal 2012.

Net income (loss) by business segment and operations for the fiscal years ended September 30, is as follows:

($ in Thousands)	2012		2011		2010
Net income (loss)
Natural Gas Distribution	$73,238	79%	$71,322	70%	$70,242	60%
Clean Energy Ventures	19,452	21	6,761	7	(593)	—
Energy Services	(8,605)	(10)	13,479	13	42,711	36
Energy Holdings	6,749	7	6,780	7	6,444	5
Retail and Other	2,366	3	3,087	3	(1,119)	(1)
Eliminations (1)	(321)	—	(130)	—	(228)	—
Total	$92,879	100%	$101,299	100%	$117,457	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized (losses) gains in the Energy Services segment of $(22.5) million, $(23.2) million and $19 million, after taxes, for the fiscal years ended September 30, 2012, 2011 and 2010, respectively and realized gains (losses) of $3.1 million, $18.1 million and $(1.1) million, after taxes, for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

Net income for the fiscal year ended September 30, 2010, includes unrealized (losses) of $(2) million, after taxes, related to a financial natural gas swap in the Retail and Other operations that was used to economically hedge a gas sale contract and has since expired.

Management of the Company uses non-Generally Accepted Accounting Principles (non-GAAP) measures, noted as "net financial earnings," when evaluating the operating results of NJRES. Net financial earnings (NFE) is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to Generally Accepted Accounting Principles (GAAP) earnings associated with the derivative instruments.

NFE by business segment and operations for the fiscal years ended September 30, is as follows:

($ in Thousands)	2012		2011		2010
Net financial earnings (loss)
Natural Gas Distribution	$73,238	65%	$71,322	67%	$70,242	69%
Clean Energy Ventures	19,452	17	6,761	6	(593)	(1)
Energy Services	10,791	10	18,583	18	24,814	25
Energy Holdings	6,749	6	6,780	6	6,444	6
Retail and Other	2,366	2	3,087	3	857	1
Eliminations (1)	(179)	—	—	—	—	—
Total	$112,417	100%	$106,533	100%	$101,764	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 500,100 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks. NJNG employs certain strategies to mitigate the challenges it faces, including managing the integrity of its infrastructure, pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In October 2012, high winds, heavy rainfall and the related flooding associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy) caused significant damage to portions of NJNG's distribution system. As a result, NJNG shut off the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers.

We anticipate that Superstorm Sandy and its aftermath will influence our financial results but are still assessing the damages. NJR and NJNG are unable to estimate the possible loss or range of loss related to Superstorm Sandy, however, such costs could be material. The financial effects can include lower operating revenues, lower utility gross margin due to extended outages and inability to bill and collect revenues, and higher capital expenditures related to the restoration, repair or replacement of damaged equipment and assets. On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental operating and maintenance costs associated with Superstorm Sandy. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

While we believe we have sufficient liquidity to meet our current obligations and to begin to fund restoration efforts from a combination of cash-on-hand and available capacity under revolving credit facilities, we may need to seek additional financing to fully fund restoration efforts.

NJNG's operations are managed with the goal of providing safe and reliable service, growing profitably and promoting clean energy programs through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution system, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory;

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

•	Managing its new customer growth rate, which is expected to be approximately 1.3 percent annually over the next two years;

•	Generating earnings from various BPU-authorized gross margin-sharing BGSS incentive programs;

•
Maintaining the integrity of its infrastructure, while working with the BPU to accelerate certain infrastructure projects in an effort to stimulate the local and state economies, while earning a return on investment;

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

An annual review of the CIP must be filed in June, coincident with NJNG's annual BGSS filing. Effective October 1, 2010, the BPU approved recovery of $12.1 million annually, an increase of $5.2 million, for accrued and estimated CIP amounts through September 30, 2010. In June 2011, NJNG filed for a change in the CIP rates, effective October 1, 2011, which resulted in a decrease to residential heat customers and a minor increase to all other customers. The change was approved by the BPU in May 2012. In June 2012, NJNG filed for a decrease in the CIP rate for residential non-heating customers and an increase in the CIP rates for residential heating and commercial customers. The CIP rates were approved by the BPU with changes effective October 12, 2012. See Note 3. Regulation in the accompanying Consolidated Financial Statements and the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of September 30, 2012, NJNG has $35 million in regulatory assets on the Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

During fiscal 2012, NJNG added 6,704 new customers, which represents a customer growth rate of 1.4 percent, and converted 539 existing customers to natural gas heat and other services. This customer growth is expected to increase annual utility gross margin by approximately $3.7 million. NJNG currently expects to add, in total, approximately 12,000 to 14,000 new customers in fiscal 2013 and fiscal 2014. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.3 million annually, as calculated under NJNG's CIP tariff.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $2.04 per MMBtu (Million Metric British thermal unit) to $3.76 per MMBtu and from $3.29 per MMBtu to $4.38 per MMBtu during the fiscal years ended September 30, 2012 and 2011, respectively. As of September 30, 2012, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $3.74 per MMBtu, 32.2 percent higher than the average settlement price of $2.83 per MMBtu during fiscal 2012.

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by the beginning of the winter heating season and at least 25 percent of the gas purchase requirements hedged for the following April through March period. This is accomplished with financial derivatives, including those that are used in the BGSS incentive programs described below.

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs, therefore, changes in such costs do not impact NJNG's earnings. NJNG's cost of gas includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices.

During fiscal 2012, NJNG issued bill credits of $85.9 million to residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. There were no bill credits during fiscal 2011.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG also manages these prices from time to time with rate adjustments. In June 2011, NJNG filed for a 9.1 percent decrease for the average residential heat customer as a result of lower natural gas prices and natural gas purchasing strategies approved by the BPU, effective October 4, 2011 with an approximate $16 million impact on cash flows. On March 9, 2012, NJNG notified the BPU of a 3.6 percent decrease related to its BGSS rate, effective April 1, 2012, which will have an annual impact of approximately $19 million on cash flows. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Utility gross margin from BGSS incentive programs was $9.4 million, $9.3 million and $9.4 million during the fiscal years ended September 30, 2012 , 2011 and 2010, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. As a result, significant costs are deferred and treated as regulatory assets, pending BPU decisions regarding their ultimate recovery from customers. The most significant costs incurred that are subject to this accounting treatment include MGP remediation costs recovered through remediation adjustment (RA) and wholesale natural gas costs recovered through BGSS. Actual remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation.

NJNG has recognized a regulatory asset and a regulatory liability of $182 million as of September 30, 2012, a decrease of $900,000, or .5 percent, compared with the prior year.

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

During fiscal 2009, NJNG implemented its Accelerated Infrastructure Program (AIP), as approved by the BPU, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. Since inception of the program,the BPU has approved total infrastructure investments of $131 million, including $70.8 million related to the initial phase of construction projects (AIP I) and $60.2 million related to the second phase of construction projects (AIP II). NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers these investments through its base rates. During fiscal 2011 NJNG had approval from the BPU to recover approximately $4.2 million for AIP I expenditures incurred through August 31, 2010, including an overall weighted average cost of capital of 7.76 percent. During fiscal 2012 NJNG had approval from the BPU to recover approximately $8.9 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems. The rate changes included a weighted average cost of capital of 7.12 percent for AIP II. The existing weighted average cost of capital for AIP I remained the same. On November 20, 2012, NJNG filed for AIP base rate cost recovery, which represented an increase of $6.9 million to $15.8 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. The existing weighted average cost of capital remained the same for both AIP I and AIP II. The base rate change is requested to be approved effective March 1, 2013.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution bare steel and cast iron infrastructure. NJNG entered into a stipulation with the BPU Staff and Rate Counsel, which was approved by the BPU on October 23, 2012, to include a four-year incremental investment program of $130 million, exclusive of AFUDC accruals.

In fiscal 2012, committed or spent capital expenditures totaled $120.1 million, including $46.7 million related to AIP II, which ends in October 2012, and cost of removal. In fiscal 2013 and 2014, NJNG has estimated capital expenditures of $119.3 million and $119.9 million, respectively, including SAFE construction costs of $34.6 million and $43.4 million, respectively. Expenditure estimates are subject to change and do not include costs associated with the restoration of damages to NJNG's infrastructure that occurred as a result of Superstorm Sandy. In addition, estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Other initiatives

NJNG administers BPU approved EE programs, which facilitate home energy audits and provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period. On January 18, 2012, the BPU approved the extension of the program through January 18, 2013, with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. On July 9, 2012, NJNG filed two petitions with the BPU that include the 2012 rate filing to reconcile BPU approved actual costs for EE programs and an extension of the EE programs over a four-year period, with modifications to include certain new programs. The Company's petition requests a BPU decision in early 2013. The BPU has approved total EE expenditures of $35.3 million, of which NJNG has spent $29.2 million as of September 30, 2012.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion on regulatory actions and recovery related to NJNG's EE programs.

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas vehicle refueling stations in Monmouth, Ocean and Morris counties. NJNG intends to begin construction of the stations within one year and submit a cost recovery filing to the BPU in the spring of 2013, requesting a base rate change to be effective in the summer of 2013, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas (CNG) equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

Interest Rate Risk

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG's results. A more detailed discussion can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Clean Energy Ventures Segment

NJRCEV actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (MWh) of electricity produced, a Solar Renewable Energy Certificate (SREC) is created.

During fiscal 2012, capital expenditures committed or spent related to the purchase and installation of the equipment associated with these projects were $100.3 million. In October 2012, a portion of a 1.5 MW rooftop commercial solar array sustained damage as a result of Superstorm Sandy. The extent of the damage is still being evaluated, therefore, we are unable to estimate a loss or range of loss or related insurance recovery.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRCEV's investments are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a significant adverse impact on earnings. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

These investments are subject to a variety of factors, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis if at all. Projects not placed in service prior to a period end, would result in a failure to qualify for ITCs and SRECs and could have a significant adverse impact on earnings. In addition, since the primary contributors toward the value of qualifying renewable energy projects are the ITC and SRECs, changes in the federal statutes related to the ITC or in the markets surrounding SRECs, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

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

NJRES focuses on creating value from natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. NJRES has developed a portfolio of natural gas storage and transportation capacity in states in the Gulf Coast, Mid-Continent, Appalachian, Northeast and West Coast regions of the United States and Canada. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES may lock in these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies and transportation to which it has access. When market conditions allow, NJRES is able to capture geographic pricing differences across these various regions as delivered natural gas prices change. NJRES focuses on earning a margin on a single original transaction and then utilizing that transaction, and the changes in prices across the regions or across time periods, as the basis to further improve the initial result. This strategy is in large part dependent on volatility in natural gas markets, and is more challenging to execute in a period of economic downturn and resulting lower industrial gas consumption.

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

Beginning in fiscal 2010, there has been a significant expansion of natural gas resources in the Northeast region as a result of drilling in the Marcellus Shale, which caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on NJRES' earnings. NJRES has since looked into opportunities to provide asset management services to exploration and production companies working on the development of these natural gas resources.

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, approval processes, segregation of duties, and formal contract, credit review and approval procedures. NJRES continuously monitors and seeks to reduce the risk associated with its credit exposures with its various counterparties. The Risk Management Committee (RMC) of NJR oversees compliance with these established guidelines.

Energy Holdings Segment

NJR's subsidiary, NJR Energy Holdings Corporation, invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates, and is pursuing other potential opportunities that meet its investment and development criteria.

As of September 30, 2012, NJR's net investments in Steckman Ridge and Iroquois were $132.9 million and $22.9 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 134,900 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value on the Consolidated Balance Sheets. In addition, since we choose not to designate our financial commodity derivatives as accounting hedges, changes in the fair value of NJRES' and NJR Energy's financial derivatives, as well as NJRES' contracts for the purchase and sales of natural gas are recognized in earnings, as they occur, as a component of operating revenues or gas purchases on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts that NJRES utilizes as cash flow hedges are recorded to other comprehensive income, a component of stockholders' equity and reclassified to gas purchases on the Consolidated Statements of Operations when they settle.

The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. NJRES' portfolio is valued using the most current market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize pricing information provided by broker quotations and/or other services to determine an equivalent market price. As of September 30, 2012, fair values based on market prices that are not highly visible and liquid represent an immaterial amount of the total fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets.

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. The valuation methods remained consistent for fiscal 2012, 2011 and 2010. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its counterparties. NJR determines this amount by using historical default probabilities corresponding to the appropriate Standard and Poor's issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this resulted in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability on the Consolidated Balance Sheets.

Accounting guidance permits companies to apply an exception for certain commodity contracts intended for normal purchases and normal sales (normal) for which physical delivery is probable. NJR Energy had elected to designate its physical commodity contracts as normal and record the deliveries on an accrual basis. As a result, NJR Energy recognized the related liabilities incurred and assets acquired in the accounting period associated with the exchange of title to the underlying natural gas commodity. These financial derivatives expired during fiscal 2010.

We have not designated any derivatives as fair value hedges as of September 30, 2012 and 2011.

Income Taxes and Credits

We use the liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. To the extent that it is more likely than not some or all of the deferred income tax assets won't be realized, an offsetting valuation allowance is recorded. As of September 30, 2012 and 2011, NJR had net deferred tax liabilities of $321 million and $326.3 million, respectively. We expect that all deferred tax assets will be realized, therefore, there is no valuation allowance recorded.

Accounting guidance also requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2012, we have not recorded any liabilities related to uncertain tax positions.

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

Capitalized Financing Costs

NJNG capitalizes allowance for funds used during construction (AFUDC) as a component of utility plant on the Consolidated Balance Sheets including an incremental cost of equity component during periods when its short-term debt balances were lower than its construction work in progress balance. This results in a non-cash income statement recognition that is capitalized as a component of utility plant. AFUDC-equity is recorded as an increase to other income and AFUDC-debt is recorded as a reduction to interest expense on the Consolidated Statements of Operations. Under regulatory rate practices and in accordance with GAAP applicable to regulated operations, NJNG fully recovers AFUDC through base rates. If any of these amounts were deemed to be unrecoverable, NJNG would record a charge for the unrecoverable portion on the Consolidated Statements of Operations.

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2012, NJNG estimated theses expenditures will range from approximately $159.6 million to $266.4 million. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and the loss can be reasonably estimated. NJNG will determine a range of liabilities and will record the best estimated amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182 million on the Consolidated Balance Sheets, which is based on the best estimate.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. If there are changes in future regulatory positions that indicate the recovery of all or a portion of such regulatory asset is not probable, the related cost and carrying costs would be charged to income in the period of such determination. As of September 30, 2012 and 2011, $59.7 million and $75.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

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

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(28,743)	$(2,311)
Discount rate	(1.00)%	$36,345	$2,813
Rate of return on plan assets	1.00%	n/a	$(1,537)
Rate of return on plan assets	(1.00)%	n/a	$1,537

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(18,154)	$(1,579)
Discount rate	(1.00)%	$23,240	$1,966
Rate of return on plan assets	1.00%	n/a	$(321)
Rate of return on plan assets	(1.00)%	n/a	$323

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$21,278	$2,977
Health care cost trend rate	(1.00)%	$(17,034)	$(2,347)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

A summary of the company's consolidated results for the fiscal years ended September 30, is as follows:

($ in Thousands)	2012	2011	2010
Operating revenues	$2,248,923	$3,009,209	$2,639,304
Gas purchases	$1,841,408	$2,550,571	$2,167,558
Net income	$92,879	$101,299	$117,457

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases decreased during fiscal 2012, compared with the fiscal 2011, due primarily to:

•	decreases in off-system sales, decreases in firm sales due to lower therm usage and bill credits issued to NJNG customers during fiscal 2012, that did not occur during fiscal 2011; and

•	lower average commodity prices at NJRES, which correlate to the lower price levels on the NYMEX that averaged $2.83 per MMBtu during fiscal 2012 compared with $4.10 per MMBtu during fiscal 2011.

Operating revenues and gas purchases increased during fiscal 2011, compared with fiscal 2010 due primarily to:

•
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

•
bill credits and refunds issued to NJNG customers during fiscal 2010, that did not recur during fiscal 2011, along with an increase in firm sales due to higher therm usage due primarily to colder weather during fiscal 2011, partially offset by a decrease in off-system sales; and

•
increased installations and service contract revenue at NJRHS, in addition to unrealized (losses) associated with financial derivatives at NJR Energy during fiscal 2010 that did not recur in fiscal 2011.

Net income decreased 8.3 percent during fiscal 2012 to $92.9 million, compared with $101.3 million during fiscal 2011, which decreased 13.8 percent compared with $117.5 million during fiscal 2010. Earnings for fiscal 2012 were $2.24 per basic share and $2.23 per diluted share, compared with $2.45 per basic share and $2.44 per diluted share in fiscal 2011 and fiscal 2010 results of $2.84 per basic share and $2.82 per diluted share.

Changes in net income during both fiscal 2012 and fiscal 2011were primarily driven by:

•	decreases at NJRES due primarily to changes in in the fair value of financial derivative instruments; partially offset by

•	increases in investment tax credits associated with solar projects that were completed and placed into service at Clean Energy Ventures; and

•	improved earnings at NJNG due primarily to customer growth.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

NJNG is a local natural gas distribution company that provides regulated retail energy services to approximately 500,100 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets.

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

Operating Results

NJNG's financial results for the fiscal years ended September 30, are as follows:

(Thousands)	2012	2011	2010
Utility gross margin
Operating revenues	$627,713	$971,724	$945,480
Less:
Gas purchases	274,370	592,909	590,813
Energy and other taxes	37,241	58,520	48,958
Regulatory rider expense	40,350	51,246	46,076
Total utility gross margin	275,752	269,049	259,633
Operation and maintenance expense	111,998	108,800	103,226
Depreciation and amortization	35,247	33,140	31,464
Other taxes not reflected in utility gross margin	3,899	3,944	4,009
Operating income	124,608	123,165	120,934
Other income	1,655	3,354	4,343
Interest expense, net of capitalized interest	14,890	14,875	16,618
Income tax provision	38,135	40,322	38,417
Net income	$73,238	$71,322	$70,242

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural gas costs are charged to operating expenses on the basis of therm sales at the prices in NJNG's BGSS tariff approved by the BPU. The BGSS tariff rate includes projected natural gas costs, which include fees paid to pipelines and storage facilities, and the impact of hedging activities and BGSS incentive programs. Any underrecoveries or overrecoveries from the projected amounts are deferred and reflected in the BGSS tariff rate in subsequent years.

TEFA, which is included in energy and other taxes on the Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the State of New Jersey. TEFA replaced the previously used utility gross receipts and franchise tax formula. As of January 1, 2012, TEFA is being phased out over a three-year period.

Regulatory rider expenses consist of recovery of state-mandated programs, the RA and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG's operating revenues and gas purchases decreased by $344 million, or 35.4 percent, and by $318.5 million, or 53.7 percent, respectively, during fiscal 2012, compared with fiscal 2011, as a result of:

•
a decrease of $107.2 million and $104.8 million, respectively in operating revenues and gas purchases related to off-system sales, due primarily to a reduction of 20 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a 36.7 percent decrease in price;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $140 million and $85.6 million, respectively, as a result of lower therm usage due primarily to weather being 21.1 percent warmer than the prior year, partially offset by an increase in operating revenue of $36.7 million, as a result of higher CIP accruals;

•
a decrease in operating revenues and gas purchases in the amount of $85.9 million and $80.2 million, respectively, due to bill credits, inclusive of sales tax refunds of $5.7 million, during fiscal 2012 that did not occur during fiscal 2011;

•
a decrease in operating revenues and gas purchases related to firm sales in the amount of $51.5 million and $48.1 million, respectively, as a result of a decrease in the average BGSS rate per therm; partially offset by

•
an increase in operating revenue of $2.6 million due primarily to an increase in base rates related to AIP, partially offset by a decrease of $1.2 million related primarily to a decrease in rider rates.

NJNG's operating revenues and gas purchases increased by $26.2 million, or 2.8 percent, and by $2.1 million, or .4 percent, respectively, during fiscal 2011, compared with fiscal 2010, as a result of:

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

•
an increase in operating revenue of $5 million due primarily to the increase in base rates related to AIP and an increase of $3.5 million related primarily to an increase in rider rates; partially offset by

•
a decrease of $95.1 million and $94.9 million, respectively in operating revenues and gas purchases related to off-system sales, due primarily to a reduction of 26 percent in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release volumes, coupled with a .5 percent decrease in price; and

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $16.7 million and $15.6 million, respectively, as a result of a decrease in the average BGSS rate per therm.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sales tax and TEFA, which are presented as both components of operating revenues and operating expenses on the Consolidated Statements of Operations, totaled $37.2 million, $58.5 million and $49 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The fluctuation in sales tax correlates directly to the changes in operating revenue from firm sales. The decrease during fiscal 2012 was due primarily to a decrease of $280.9 million in operating revenue subject to sales tax, compared with fiscal 2011. Sales tax increased in fiscal 2011 due primarily to an increase of $138.5 million in operating revenue from firm sales, compared with fiscal 2010.

Regulatory rider expenses are calculated on a per-therm basis and totaled $40.3 million, $51.2 million and $46.1 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively. During fiscal 2012, the decrease in expense, which is offset by a corresponding decrease in operating revenue, is due primarily to a 3.1 percent decrease in rates and a 18.7 percent decrease in usage compared with fiscal 2011. The increase during fiscal 2011 was due primarily to an a 7.1 percent increase in rates and a 3.9 percent increase in usage compared with fiscal 2010.

NJNG's utility gross margin is comprised of the following components:

•	Utility firm gross margin, which is derived from residential and commercial customers who receive natural gas service from NJNG through either sales or transportation tariffs;

•
BGSS incentive programs, where gross margins generated or savings achieved from BPU-approved off-system sales, capacity release, financial risk management or storage incentive programs (defined below in BGSS Incentive Programs) are shared between customers and NJNG; and

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	2012		2011		2010
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$173,451	32.9	$172,280	42.3	$170,556	40.3
Commercial, industrial and other	45,673	6.5	45,319	8.3	45,041	8.2
Firm transportation	46,773	11.2	41,715	12.2	34,268	10.1
Total utility firm gross margin/throughput	265,897	50.6	259,314	62.8	249,865	58.6
BGSS incentive programs	9,385	99.6	9,324	107.0	9,357	83.9
Interruptible	470	10.3	411	8.3	411	7.7
Total utility gross margin/throughput	$275,752	160.5	$269,049	178.1	$259,633	150.2

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

Utility firm gross margin from residential service sales increased $1.2 million to $173.5 million, during fiscal 2012, and increased $1.7 million to $172.3 million, during fiscal 2011, due primarily to an increase in base rates related to the AIP, partially offset by a decrease in residential customers that transferred into the transportation service. Utility firm gross margin from commercial and industrial service sales remained relatively flat during fiscal 2012, compared with fiscal 2011 and fiscal 2010.

Utility firm gross margin from transportation service increased $5.1 million and $7.4 million during fiscal 2012 and 2011, respectively. The improvement in margins during both periods was due primarily to an increase in customers largely as a result of customers that transferred from residential and commercial sales, as noted above, due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 41,820, 31,830 and 17,932 residential customers and 9,394, 8,693 and 7,792 commercial customers using its transportation service at September 30, 2012, 2011 and 2010, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG added 6,704, 6,783 and 6,189 new customers and converted 539, 641 and 667 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The customer growth during fiscal 2012 represents an estimated annual increase of approximately .8 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.7 million annually to utility gross margin.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2012	2011	2010
Weather (1)	$30,243	$571	$9,032
Usage	14,745	7,733	6,886
Total	$44,988	$8,304	$15,918

(1)	Compared with the twenty-year average, weather was 22.1 percent, .7 percent and 8.6 percent warmer-than-normal during fiscal 2012, 2011 and 2010, respectively.

BGSS Incentive Programs

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

Utility gross margin generated by NJNG's BGSS incentive programs remained relatively flat during fiscal 2012, compared with fiscal 2011 and fiscal 2010. During fiscal 2012, FRM, storage incentive and capacity release margins increased, offset by a decrease in off-system sales. During fiscal 2011, FRM and capacity release increased, which was offset by a decrease in storage incentive program margins.

Interruptible Revenues

As of September 30, 2012, NJNG serves 41 customers through interruptible transportation and sales services compared with 41 customers in fiscal 2011 and 43 customers in fiscal 2010. Interruptible customers are those customers whose service can be temporarily halted as they have the ability to utilize an alternate fuel source. Interruptible revenues generally account for less than 1 percent of total utility gross margin.

Operation and Maintenance Expense

Operation and maintenance expense increased $3.2 million, or 2.9 percent, during fiscal 2012, compared with fiscal 2011, due primarily to the following:

•	an increase in fringe benefits of $2.3 million related to increased pension and health benefit costs and medical claims;

•	an increase in compensation costs of $2.1 million due primarily to increased incentive accruals coupled with an increase in new hires;

•	an increase in charitable contributions of $1.4 million;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	an increase in shared corporate services costs of $1.2 million; partially offset by

•	a decrease in bad debt expense of $2.4 million corresponding to lower customer receivable balances during fiscal 2012, in comparison to balances during the prior fiscal year;

•	a decrease of $582,000 in contractors expense due to decreased snow removal compared with the prior year; and

•	a decrease of $232,000 in leasing expense due to increased purchases of assets.

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

Depreciation Expense

Depreciation expense increased $2.1 million and $1.7 million in fiscal 2012 and 2011, respectively, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $1.4 million, or 1.2 percent, in fiscal 2012, compared with fiscal 2011 and increased $2.2 million or 1.8 percent, in fiscal 2011, compared with fiscal 2010, due primarily to increases in total utility gross margin, partially offset by an increases in depreciation expense and operation and maintenance expense, as previously discussed.

Interest Expense

Interest expense remained relatively flat during fiscal 2012, compared with fiscal 2011 and decreased $1.7 million during fiscal 2011, compared with fiscal 2010, due primarily to the redemption of a $20 million, 6.88 percent Series CC First Mortgage bond in October 2010.

Net Income

Net income increased $1.9 million, or 3 percent, to $73.2 million in fiscal 2012 compared with fiscal 2011 due primarily to the factors discussed above along with a decrease in other income due primarily to lower capitalized cost of equity related to AFUDC as a result of increased short-term debt balances in comparison to NJNG's construction work in progress. Also contributing to the increase in net income was a decrease in income tax provision, due primarily to a state tax refund coupled with an adjustment to the provision as a result of a decrease in the effective tax rate.

Net income increased $1.1 million, or 1.5 percent, to $71.3 million in fiscal 2011 compared with fiscal 2010. The increase in operating income and decrease in interest expense, as discussed above, was partially offset by a decrease in other income as a result of lower interest rates and an increase in income tax expense of $1.9 million correlating to the higher operating income. In addition, fiscal 2010, income tax expense included a $509,000 non-recurring favorable New Jersey tax rate adjustment.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

Operating Results

During the fourth quarter of fiscal 2010, NJRCEV began to invest, own and operate commercial solar installations in the State of New Jersey. Since that time, NJRCEV has placed a total of 35.9 MW of solar assets into service, including a combination of four roof-top and ground mounted commercial projects during fiscal 2012, totaling approximately 20.2 MW of solar capacity and five commercial roof-top projects totaling 7.4 MW during fiscal 2011. In addition, NJRCEV's residential solar leasing program placed into service approximately 5.9 MW of capacity on 778 homes during fiscal 2012 and approximately 2.4 MW of capacity on 349 homes during fiscal 2011.

The financial results of NJRCEV for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2012	2011	2010
Operating revenue	$2,257	$862	$—
Operation and maintenance expense	$8,505	$5,101	$1,001
Depreciation and amortization	$5,680	$421	$—
Income tax (benefit)	$(32,507)	$(11,604)	$(410)
Net income (loss)	$19,452	$6,761	$(593)

Operating revenue generated during fiscal 2012 and 2011, consisted primarily of the sale of SRECs. As of September 30, 2012, NJRCEV has 28,358 SRECs available for sale. In addition, during fiscal 2011, NJRCEV began hedging a portion of its expected SREC production through forward sale contracts. As of September 30, 2012, NJRCEV has hedged approximately 34 percent of its SREC inventory and projected SREC production related to its existing commercial assets for energy years 2013 through 2015.

Operation and maintenance expense increased during fiscal 2012 and 2011, as compared with the respective prior fiscal periods, due primarily to increases in compensation, shared corporate services costs, consulting costs and other administrative expenses. In addition, NJRCEV incurred start-up costs that contributed to the increase in operation and maintenance expense during fiscal 2011.

Depreciation expense increased $5.3 million and $421,000 in fiscal 2012 and 2011, respectively, as a result of additional solar projects being placed into service.

Income tax benefit during fiscal 2012 and 2011 includes $34.1 million and $12.1 million respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. Total expenditures eligible for ITCs were $113.8 million and $40.3 million during fiscal 2012 and 2011, respectively.

Net income in fiscal 2012 and 2011 increased $12.7 million and $7.4 million, respectively, compared with the prior fiscal periods, due primarily to the increase in ITCs partially offset by higher operation and maintenance and depreciation expense, as discussed above. In addition, higher SREC sales partially offset by higher depreciation expense associated with the increase in solar projects placed into service, contributed to the change in net income during fiscal 2012.

Energy Services Segment

NJRES is a non-regulated natural gas marketer principally engaged in the optimization of natural gas storage and transportation assets. Through the use of its contracts for natural gas storage and pipeline capacity, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as "locational spreads" or "basis spreads," and pricing differences across time horizons, commonly referred to as "time spreads." To capture these price differences, NJRES may enter into contracts for the future delivery and sales of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and can include futures, options, and swap contracts, which are all predominantly actively quoted on the NYMEX.

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

The strategies used to capture the value associated with these price differences include, but are not limited to the following:

•	Storage: NJRES attempts to take advantages of differences in market prices occurring over different time periods (time spreads) as follows:

◦	NJRES can purchase gas to inject into storage and concurrently lock in margin with a contract to sell the natural gas at a higher price at a future date;

◦	NJRES can purchase a future contract with an early delivery date at a lower price and simultaneously sell another future contract with a later delivery date having a higher price; and

◦	NJRES can "borrow" gas from a pipeline or storage operator and repay that gas at a later date, and earn a margin by selling the gas at a later date at a higher price and/or by receiving a fee.

•	Transportation (Basis): Similarly, NJRES benefits from pricing differences between various receipt and delivery points along a natural gas pipeline as follows:

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

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Financial derivative instruments are used to economically hedge the forecasted purchase, sale and transportation of natural gas and include financial futures, swaps and option contracts. Changes in the fair value of these contracts are included in earnings as a component of operating revenue and gas purchases, as appropriate, on the Consolidated Statements of Operations.

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

NJRES' financial and physical contracts will result, over time, in earning a gross margin on the entire transaction. For financial reporting purposes under GAAP, the change in fair value associated with derivative instruments used to economically hedge these transactions are recorded as a component of gas purchases on the Consolidated Statements of Operations during the duration of the financial instrument or commodity contract. These changes in fair value are referred to as unrealized gains and losses. In other instances, certain financial contracts designed to economically fix or hedge the price of natural gas that is purchased and placed into storage, to be sold at a later date, settle and result in realized gains, which are also recorded as a component of gas purchases on the Consolidated Statements of Operations.

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

Operating Results

NJRES' financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2012	2011	2010
Operating revenues	$1,580,611	$2,052,303	$1,685,044
Gas purchases (including demand charges)	1,574,246	2,016,704	1,601,701
Gross margin	6,365	35,599	83,343
Operation and maintenance expense	17,759	16,682	14,947
Depreciation and amortization	59	61	153
Other taxes	1,043	1,110	858
Operating (loss) income	(12,496)	17,746	67,385
Other income	37	9	15
Interest expense, net	1,096	995	1,439
Income tax (benefit) provision	(4,950)	3,281	23,250
Net (loss) income	$(8,605)	$13,479	$42,711

As of September 30, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	42.5 Bcf of net short futures contracts and fixed swap positions, and;

•	27.1 Bcf of net long basis swap positions.

As of September 30, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	28.3 Bcf of net short futures contracts and fixed swap positions, and;

•	27.4 Bcf of net short basis swap positions

As of September 30, 2010, NJRES' portfolio of financial derivative instruments was comprised of:

•	31.4 Bcf of net short futures contracts and fixed swap positions, and;

•	11.1 Bcf of net long basis swap positions.

Gross Margin

Gross margin during fiscal 2012, was lower by approximately $29.2 million compared with fiscal 2011, due primarily to a decrease of $471.7 million in operating revenue and of $442.5 million in gas purchases. Decreases in natural gas commodity prices, which correlate to lower prices levels on the NYMEX, are the primary factor for changes in operating revenues and gas purchases. NYMEX prices averaged $2.83 per MMBtu for fiscal 2012 as compared with $4.10 per MMBtu for fiscal 2011, a decrease of 31 percent.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRES had unrealized (losses) gains of $(35.6) million, $(36.7) million and $31.1 million during fiscal 2012, 2011 and 2010, respectively, relating to physical and financial contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

NJRES also had realized gains (losses) of $4.9 million, $28.6 million and $(3.5) million during fiscal 2012, 2011 and 2010, respectively, relating to the effects of economic hedging related to natural gas inventory. The realized gains (losses) pertain to the settlement of certain purchased futures and fixed swap contracts, which economically hedge planned natural gas purchases. The increase in gains incurred during fiscal 2012 and 2011, resulted from more favorable settlement prices compared with the respective prior year.

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

In addition, there was a decrease in realized margin associated with physical sale of natural gas during fiscal 2012 and 2011, as described further in the discussion of financial margin in the Non-GAAP measures section below.

Non-GAAP measures

Management of the Company uses non-GAAP measures, noted as "financial margin" and "net financial earnings," when evaluating the operating results of NJRES. Since NJRES economically hedges its natural gas purchases and sales with derivative instruments, management uses these measures to compare NJRES' results against established benchmarks and earnings targets as it eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Volatility can occur as a result of timing differences surrounding the recognition of certain gains and losses. These timing differences can impact GAAP earnings in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to sales of physical gas inventory flows; and

•	Settlement of economic hedges that result in realized gains and losses prior to when the related physical gas inventory movements occur.

NFE and net financial margin are measures of the earnings and margin based on eliminating these timing differences to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile from GAAP to both financial margin and NFE, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Additionally, the effects of economic hedging on the value of our natural gas in storage is also included in current period net loss. However, financial margin and NFE include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

Management views financial margin and NFE as more representative of the overall expected economic result. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction.

The following table is a computation of NJRES' financial margin for the fiscal years ended September 30:

(Thousands)	2012	2011	2010
Operating revenues	$1,580,611	$2,052,303	$1,685,044
Less: Gas purchases	1,574,246	2,016,704	1,601,701
Add:
Unrealized loss (gain) on derivative instruments and related instruments	35,566	36,676	(31,113)
Effects of economic hedging related to natural gas inventory	(4,891)	(28,604)	3,469
Financial margin	$37,040	$43,671	$55,699

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement to NJRES' financial margin is as follows for the fiscal years ended September 30:

(Thousands)	2012	2011	2010
Operating (loss) income	$(12,496)	$17,746	$67,385
Add:
Operation and maintenance expense	17,759	16,682	14,947
Depreciation and amortization	59	61	153
Other taxes	1,043	1,110	858
Subtotal - Gross margin	6,365	35,599	83,343
Add:
Unrealized loss (gain) on derivative instruments and related instruments	35,566	36,676	(31,113)
Effects of economic hedging related to natural gas inventory	(4,891)	(28,604)	3,469
Financial margin	$37,040	$43,671	$55,699

A reconciliation of NJRES' net (loss) income to NFE is as follows for the fiscal years ended September 30:

(Thousands)	2012	2011	2010
Net (loss) income	$(8,605)	$13,479	$42,711
Add:
Unrealized loss (gain) on derivative instruments and related instrument, net of taxes	22,489	23,190	(19,029)
Effects of economic hedging related to natural gas inventory, net of taxes	(3,093)	(18,086)	1,132
Net financial earnings	$10,791	$18,583	$24,814

Financial margin decreased $6.6 million to $37 million during fiscal 2012, due primarily to lower NYMEX prices, and the resulting overall reduction in price volatility in NJRES' market area. Exploration and production of shale gas in the Northeastern region continued to contribute to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin. NJRES' NFE contributed 10 percent of consolidated NFE during fiscal 2012, compared with 18 percent during fiscal 2011.

Financial margin decreased $12 million to $43.7 million during fiscal 2011 from $55.7 million during fiscal 2010. NJRES' financial margin was adversely impacted by the decrease in volatility in natural gas prices in its core markets caused by the economic downturn, which led to a reduction in industrial consumption. In addition, there was an increase in the supply of natural gas resources in NJRES' market area as a result of the exploration and production of shale gas in the Northeastern region, which also contributed to a compression in price. As a result, NJRES' financial margin was impacted by a decrease in opportunities to optimize transportation assets because of the lack of volatility in the marketplace caused by a decrease in the demand for natural gas in fiscal 2011, compared with the prior year and a decrease in overall basis spreads, which lowered the overall value of the transportation portfolio.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.1 million, or 6.5 percent, during fiscal 2012 compared with fiscal 2011, due primarily to a $1.4 million bad debt reserve related to the bankruptcy of MF Global and an increase of $360,000 in legal fees, offset primarily by a decrease of $350,000 in charitable contributions.

Operation and maintenance expense decreased $1.7 million, or 11.6 percent, during fiscal 2011 compared with fiscal 2010, due primarily to an increase in charitable contributions and incentive compensation, partially offset by a decrease in consulting and shared corporate services costs.

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

Net Financial Earnings

NFE decreased $8 million during fiscal 2012, compared with fiscal 2011, due primarily to a decrease in financial margin of $6.6 million, as previously discussed. Also, in fiscal 2011 there was an income tax benefit of $4.3 million related to a tax refund received from the State of New Jersey during the fourth quarter. After fees and federal income taxes, the net impact of the tax refund was $2.4 million. See Note 12. Income Taxes in the accompanying Consolidated Financial Statements for a more detailed discussion of the refund.

NFE decreased $6.2 million during fiscal 2011, compared with fiscal 2010, due primarily to lower financial margin, which was impacted by a general reduction in volatility in NJRES' market area, as previously described, partially offset by the income tax benefit as previously discussed.

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2012	2011	2010
Equity in earnings of affiliates	$14,308	$14,904	$12,996
Operation and maintenance expense	$1,008	$1,094	$659
Interest expense, net	$1,567	$2,264	$1,485
Net income	$6,749	$6,780	$6,444

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge, is as follows for the fiscal years ended September 30:

(Thousands)	2012	2011	2010
Iroquois	$5,014	$4,878	$4,610
Steckman Ridge	9,294	10,026	8,386
Total equity in earnings	$14,308	$14,904	$12,996

Equity in earnings decreased $596,000 during fiscal 2012 due primarily to lower earnings at Steckman Ridge and increased $1.9 million during fiscal 2011 compared with fiscal 2010, due primarily to higher earnings at Steckman Ridge. Equity in earnings from Steckman Ridge is driven by storage revenues, which are based on market rates.

Operation and maintenance expense remained relatively flat during fiscal 2012, compared with fiscal 2011. Operation and maintenance expense increased $435,000 during fiscal 2011 compared with fiscal 2010 due primarily to a charitable contribution in fiscal 2011.

Interest expense, net decreased $697,000 during fiscal 2012, compared with the prior fiscal year, due primarily to a reduction of debt during fiscal 2012. Interest expense, net increased $779,000 during fiscal 2011, compared with fiscal 2010, due primarily to higher interest rates during fiscal 2011.

Net income in fiscal 2012 remained relatively flat, compared with fiscal 2011. Net income in fiscal 2011 increased $336,000, compared with fiscal 2010, due primarily to the increase in equity in earnings.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2012	2011	2010
Operating revenues	$42,195	$39,960	$30,551
Operation and maintenance expense	$32,655	$31,768	$28,970
Net income (loss)	$2,366	$3,087	$(1,119)

Operating revenue increased $2.2 million, or 5.6 percent, during fiscal 2012, to $42.2 million compared with $40 million for fiscal 2011. The improvement was due primarily to an increase in NJRHS' installations and service contracts as well as an expansion of its service territory.

Operating revenue increased $9.4 million, or 30.8 percent, in fiscal 2011, compared with $30.6 million during fiscal 2010. The improvement was due primarily to an increase of $5.6 million at NJRHS due to increased installations and service contracts, offset by unrealized losses associated with financial derivatives at NJR Energy of $3.3 million during fiscal 2010 that did not recur in fiscal 2011.

Operation and maintenance expense increased $887,000 during fiscal 2012, compared with fiscal 2011, due primarily to increases in shared corporate services and advertising expenses at NJRHS.

Operation and maintenance expense increased by $2.8 million in fiscal 2011, compared with fiscal 2010, due primarily to increased compensation and advertising expenses, partially offset by decreased shared corporate services costs at NJRHS.

Net income during fiscal 2012, decreased $721,000, compared with fiscal 2011, due primarily to the factors noted above, in addition to increased interest expense at NJR as a result of a tax audit settlement.

Net income during fiscal 2011 increased $4.2 million, compared with fiscal 2010, due primarily to:

•	higher operating revenue, as discussed above;

•	a sale of land at CR&R that resulted in a gain of $785,000;

•	an unrealized loss of $2 million during fiscal 2010 related to financial derivatives that did not recur during fiscal 2011;

•	an increase of ITCs associated with NJRHS' residential solar pilot program during fiscal 2011; partially offset by

•	increased operation and maintenance expense, as discussed above; and

•	an increase in depreciation expense of $204,000 related to NJRHS' solar installations.

Also contributing to the increase in net income during fiscal 2011 was a non-recurring tax charge of approximately $591,000 that occurred during fiscal 2010, related to a change in the deductibility of federal subsidies associated with Medicare Part D.

The residential solar pilot program generated $569,000 and $118,000 of net income during fiscal 2011 and 2010, respectively. The program and related assets were transferred to NJRCEV during the third quarter of fiscal 2011.

Non-GAAP measures

When NJR Energy enters into economic hedges with financial derivative instruments, management of the Company uses the non-GAAP measure “net financial earnings” to monitor the operational results without the impact of unsettled derivatives. During fiscal 2010, NJR Energy incurred unrealized losses associated with derivatives that were designed to economically hedge a long-term fixed-price contract to sell gas to a counterparty. The contract and related derivatives both expired in October 2010 and there were no hedged transactions during fiscal 2011 and fiscal 2012.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of Net income (loss) to Net financial earnings, a non-GAAP measure, of Retail and Other operations, is as follows:

(Thousands)	2012	2011	2010
Net income (loss)	$2,366	$3,087	$(1,119)
Add:
Unrealized loss on derivative instruments, net of taxes	—	—	1,976
Net financial earnings	$2,366	$3,087	$857

The decrease of $721,000 in net financial earnings during fiscal 2012, compared with fiscal 2011, was consistent with the decrease in net income during the same period, which is described previously in detail.

Net financial earnings increased $2.2 million during fiscal 2011, compared with fiscal 2010, due primarily to an increase in operating revenue and ITCs at NJRHS, a gain on sale of land at CR&R, and decreased income taxes as a result of a non-recurring tax charge that occurred during fiscal 2010, partially offset by an increase in operations and maintenance expense and depreciation, as previously discussed.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30, was as follows:

	2012	2011
Common stock equity	50%	57%
Long-term debt	32	31
Short-term debt	18	12
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.75 million shares. As of September 30, 2012, the Company repurchased a total of 7.5 million of those shares and may repurchase an additional 1.2 million shares under the approved program.

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

NJR believes that as of September 30, 2012, NJR and NJNG were, and currently are, in compliance with all debt covenants.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Long-Term Debt

NJR

NJR has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement (the MetLife Facility) with Metropolitan Life Insurance Company (MetLife). The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a two-year issuance period ending May 10, 2013, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. On September 17, 2012, NJR issued $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018. The proceeds of these issuances will be used for general corporate purposes, including working capital and capital expenditures. The notes issued under the MetLife Facility are guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2012, $50 million remains available for borrowing under the MetLife Facility.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement (the Prudential Facility) with Prudential Investment Management, Inc. (Prudential). The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. On September 17, 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The proceeds of these issuances will be used for general corporate purposes, including working capital and capital expenditures. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2012, $25 million remains available for borrowing under the Prudential Facility.

The MetLife Facility and Prudential Facility (Facilities) each contain customary representations and warranties for transactions of this type. The Facilities also each contain customary events of default and certain covenants that will limit NJR's ability beyond agreed upon thresholds, to, among other things: (i) incur additional debt (including a covenant that limits the amount of consolidated total debt of NJR at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of NJR, as those terms are defined in each Facility and a covenant limiting priority debt to 20 percent of NJR's consolidated total capitalization, as those terms are defined in each Facility); (ii) incur liens; (iii) make dispositions of assets; (iv) enter into transactions with affiliates; and (v) merge, consolidate, transfer, sell or lease all or substantially all of the NJR's assets. These covenants are subject to a number of exceptions and qualifications set forth in the Facilities.

NJNG

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds.

As of September 30, 2012, NJNG's long-term debt consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $172.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $46.1 million in capital leases with various maturities ranging from 2013 to 2021.

Through September 7, 2011, NJNG was obligated with respect to several loan agreements securing six series of variable rate bonds issued by the New Jersey Economic Development Authority (NJEDA) totaling $97 million. These bonds were commonly referred to as auction-rate securities (ARS) and had an interest rate reset every seven or thirty-five days, depending upon the applicable series. On those dates, an auction was held for the purposes of determining the interest rate of the securities. The interest rates associated with NJNG's variable-rate debt were based on the rates of the related ARS. Through their subsequent redemption, all of the auctions surrounding the ARS had failed, resulting in those bonds bearing interest at their maximum rates, as defined as the lesser of (i) 175 percent of thirty-day London inter-bank offered rate (LIBOR) or (ii) 10 to 12 percent per annum, as applicable to such series of ARS. While the failure of the ARS auctions did not signify or constitute a default on NJNG, the ARS did impact NJNG's borrowing costs on the variable-rate debt. NJNG had a weighted average interest rate of .33 percent at June 30, 2011, and .35 percent prior to redemption on September 7, 2011, for the ARS.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On August 29, 2011, NJNG completed a refunding of its outstanding auction-rate securities whereby the NJEDA issued a total of $97 million of Natural Gas Facilities Refunding Revenue Bonds (New Jersey Natural Gas Company Project) comprised of three series of bonds: the $9.5 million principal amount Series 2011A Bonds (Non-AMT) due September 1, 2027, the $41 million principal amount Series 2011B Bonds (AMT) due August 1, 2035 and the $46.5 million principal amount Series 2011C Bonds (AMT) due August 1, 2041 (collectively, the EDA Bonds). EDA Bonds are special, limited obligations of the NJEDA payable solely from payments made by NJNG pursuant to a Loan Agreement between the NJEDA and the Company (Loan Agreement), and are secured by the pledge of $97 million principal amount First Mortgage Bonds issued by the Company. Each series of the EDA Bonds accrues interest at a daily interest rate, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG's obligations under the Loan Agreement (and its corresponding obligations under the First Mortgage Bonds) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate as of September 30, 2012, on the EDA Bonds was .22 percent. The interest rate on the EDA Bonds may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

The EDA Bonds are Variable Rate Demand Notes (VRDN), which are sold to investors on a daily basis with the interest rate set by the remarketing agent. If the remarketing agent is unable to sell the VRDNs to an investor on a given day, NJNG would be required to repurchase the EDA Bonds. Concurrently with the issuance of the EDA Bonds, and in order to provide NJNG additional liquidity for its obligations under the Loan Agreement, NJNG entered into a $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. (JPMC Facility), dated August 29, 2011, and expiring on August 31, 2015. The JPMC Facility is available to the Company to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. Borrowings under the JPMC Facility bear interest, at the Company's option at (i) a rate per annum equal to the greater of (A) JPMorgan Chase Bank, N.A.'s prime rate, (B) the Federal Funds Open Rate, as quoted on stated electronic sources that display such rate, plus .50 percent, and (C) the Daily LIBOR Rate (as defined in the agreement) plus 1.00 percent, plus in the case of (A), (B), and (C), an applicable margin of up to .75 percent, depending upon the credit rating of NJNG from Standard & Poor's Financial Services LLC and Moody's Investors Service, Inc., or a successor nationally recognized statistical rating agency (Credit Rating), or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of 1.00 percent to 1.75 percent, depending on the Credit Rating. The commitment fee for the JPMC Facility may range from .075 percent to .20 percent, depending upon the Credit Rating. As of September 30, 2012, the commitment fee was .10 percent, the applicable margin for loans described in (i) above was .25 percent and the applicable margin for loans described in (ii) above was 1.25 percent.

The JPMC Facility contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (a) a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the JPMC Facility), of not more than .65 to 1.00 at any time; (b) limitations on liens and incurrence of debt, investments, and mergers and asset dispositions, and the use of the proceeds of the JPMC Facility; (c) requirements to preserve corporate existence, and comply with laws; and (d) default provisions, including defaults for non-payment, defaults for breach of representations and warranties, defaults for insolvency, defaults for non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the JPMC Facility could result in all loans and other obligations of NJNG becoming immediately due and payable and the JPMC Facility being terminated.

Costs associated with the issuance of the VRDN's, as well as remaining unamortized debt costs associated with the ARS, will be amortized over the life of the VRDN in accordance with ASC 980, Regulated Operations.

On October 4, 2012, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue medium-term debt with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014, renew the JPMC Facility, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

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

As of September 30, 2012, NJR and NJNG had revolving credit facilities totaling $325 million and $200 million, respectively, as described below, with $166.3 million and $65 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months. In addition, the JPMC Facility providing liquidity support for NJNG's VRDNs has not been used to date.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2012
NJR
Balance at end of period	$144,800	$144,800
Weighted average interest rate at end of period	1.16%	1.16%
Average balance for the period	$226,257	$204,327
Weighted average interest rate for average balance	0.83%	0.63%
Month end maximum for the period	$224,250	$241,800

NJNG
Balance at end of period	$135,000	$135,000
Weighted average interest rate at end of period	0.18%	0.18%
Average balance for the period	$113,571	$68,471
Weighted average interest rate for average balance	0.18%	0.16%
Month end maximum for the period	$135,000	$135,000

NJR

On August 22, 2012, NJR, entered into a $325 million Amended and Restated Credit Agreement (New NJR Credit Facility), which refinanced an earlier $325 million revolving credit facility that was scheduled to expire on December 13, 2012, but has now been terminated. The New NJR Credit Facility is scheduled to terminate on August 22, 2017. Borrowings under the New NJR Credit Facility bear interest, at NJR’s option at (i) a rate per annum equal to the greatest of (A) PNC Bank N.A.’s prime rate, (B) the Federal Funds Open Rate, plus .50 percent, or (C) the Daily LIBOR Rate (as defined in the agreement) plus 1.00 percent, plus in the case of (A), (B) and (C), an applicable margin between 0 percent and .625 percent, depending upon the credit rating of NJNG, or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of .875 percent to 1.625 percent, depending on NJNG's credit rating. As of September 30, 2012, the Commitment Fee Rate was .10 percent, the applicable margin for loans described in (i) above was 0 percent and the applicable margin for loans described in (ii) above was .875 percent. Certain of NJR's unregulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility.

The New NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The New NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the New NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. In addition, borrowings under the New NJR Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the New NJR Credit Facility), of not more than .65 to 1.00 at any time. Financial covenants contained in NJR's credit facility include a maximum debt-to-total capitalization ratio of 65 percent. As of September 30, 2012, the consolidated total indebtedness to total capitalization ratio was 43 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit, as defined in NJR's New Credit Facility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The New NJR Credit Facility contains customary representations and warranties for transactions of this type. The New NJR Credit Facility also contains customary events of default and certain covenants that will limit NJR's ability beyond agreed upon thresholds, to, among other things: (i) incur additional debt; (ii) incur liens; (iii) make dispositions of assets; (iv) enter into transactions with affiliates; and (v) merge, consolidate, transfer, sell or lease all or substantially all of the NJR's assets. These covenants are subject to a number of exceptions and qualifications set forth in the New NJR Credit Facility. As of September 30, 2012, NJR had $144.8 million outstanding under the New NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the New NJR Credit Facility.

During fiscal 2012, NJR's average interest rate under the New NJR Credit Facility and the replaced credit facility was .63 percent, resulting in interest expense of $1.3 million. Based on average borrowings under the facilities of $204.3 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.1 million during fiscal 2012.

As of September 30, 2012, NJR has three letters of credit outstanding totaling $13.9 million. Two of the letters of credit, which total $11 million, are on behalf of NJRES and one letter of credit is on behalf of NJRCEV totaling $2.9 million. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letters of credit are used to secure the purchase and/or sale of natural gas and used for margin requirements for natural gas transactions; one expires on December 31, 2012 and the other expires on June 30, 2013. NJRCEV's letter of credit secures construction of a ground-mounted solar project and expires on November 27, 2013.

NJNG

In August 2011, NJNG entered into a $200 million unsecured committed credit facility expiring August 2014 (NJNG Credit Facility). The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than .65 to 1.00 at any time. During fiscal 2012, NJNG's weighted average interest rate under the NJNG Credit Facility was .16 percent, resulting in interest expense of $113,900. Based on average borrowings under the facility of $68.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $687,900 during fiscal 2012.

Sale-Leaseback

NJNG received $6.5 million, $5.9 million and $4.9 million for fiscal 2012, 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2012 and 2011, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million and $3.9 million, respectively. There was no early purchase option exercised in fiscal 2010. This sale-leaseback program is expected to continue on an annual basis.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2012:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$610,766	$18,095	$116,659	$79,496	$396,516
Capital lease obligations (1)	65,774	10,652	19,827	18,603	16,692
Operating leases (1)	12,107	2,057	2,634	1,734	5,682
Short-term debt	279,800	279,800	—	—	—
New Jersey Clean Energy Program (1)	5,619	5,619	—	—	—
Construction obligations	23,577	23,577	—	—	—
Accelerated Infrastructure Programs (AIP II)	2,933	2,933	—	—	—
Remediation expenditures (2)	182,000	12,650	37,720	8,000	123,630
Natural gas supply purchase obligations-NJNG	331,717	104,827	217,317	9,573	—
Demand fee commitments-NJNG	568,162	90,999	143,708	88,370	245,085
Natural gas supply purchase obligations-NJRES	401,316	388,175	13,141	—	—
Demand fee commitments-NJRES	204,568	92,922	65,671	28,994	16,981
Total contractual cash obligations	$2,688,339	$1,032,306	$616,677	$234,770	$804,586

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions in excess of the minimum required amount to the plans. In fiscal 2012 and fiscal 2011, NJR made discretionary contributions of $20 million and $4.9 million, respectively, to the pension plans. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. There are no Federal requirements to pre-fund postemployment health care plans (OPEB) benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. It is anticipated that the annual funding level to the OPEB plans will range from $4 million to $6 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2012, there were NJR guarantees covering approximately $361 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheets.

NJNG's incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2012, committed or spent capital expenditures totaled $120.1 million, including cost of removal and AIP expenditures of $46.7 million. In October 2011, NJNG increased base rate revenue to recover approximately $8.9 million annually, based on AIP expenditures incurred through August 31, 2011.

In fiscal 2013 and 2014, NJNG's total capital expenditures are projected to be $119.3 million and $119.9 million, respectively, and include estimated SAFE construction costs of $34.6 million and $43.4 million, respectively. However, in October 2012, Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. We anticipate that Superstorm Sandy and its aftermath will influence our financial results but are still assessing the damages. NJR and NJNG are unable to estimate the possible loss or range of loss related to Superstorm Sandy, however, such costs could be material. The financial effects can include lower operating revenues, lower utility gross margin due to extended outages and inability to bill and collect revenues, and higher capital expenditures related to the restoration, repair or replacement of damaged equipment and assets. On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental operating and maintenance costs associated with Superstorm Sandy. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

While we believe we have sufficient liquidity to meet our current obligations and to begin to fund restoration efforts from a combination of cash on hand and available capacity under revolving credit facilities, we may need to seek additional financing in order to fully fund restoration efforts.

NJNG's future MGP expenditures as of September 30, 2012, are estimated to total $182 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. In addition, during the fourth quarter of fiscal 2012, NJRCEV entered the wind market through an $8.8 million investment in OwnEnergy. During fiscal 2012, capital expenditures committed or spent related to the purchase and installation of the solar equipment were $100.3 million. The effects of Superstorm Sandy also resulted in damage a portion of a 1.5 MW commercial rooftop solar array. The extent of the damage is still being evaluated, therefore, we are unable to estimate a loss or range of loss. or related insurance recovery.

Capital expenditures related to renewable energy projects are also subject to change due to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2013 and 2014.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $361 million of natural gas purchases and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and three outstanding letters of credit totaling $13.9 million, that secures operational activities at certain unregulated subsidiaries, see Note 8. Debt.

Cash Flow

Operating Activities

As presented on the Consolidated Statements of Cash Flows, cash flow from operating activities totaled $51.1 million during fiscal 2012, compared with $250.1 million during fiscal 2011. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors including:

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease of $199 million in cash generated from operations during fiscal 2012, compared with fiscal 2011, was due primarily to:

•
credits of $85.9 million issued to NJNG's customers during the first quarter of fiscal 2012 related to gas costs previously collected from customers, in addition to a decrease in NJNG's BGSS rate implemented at the beginning of fiscal 2012 that contributed toward a decrease in the recovery of gas costs during fiscal 2012;

•
changes in gas purchase payables balances at NJRES due primarily to a 37 percent decline in average prices during fiscal 2012 compared with a 12 percent decline during fiscal 2011, in addition to a reduction in park and loan activity during the current fiscal year, resulting in a decrease of $93 million in cash flows; and

•	an increase in margin deposits of $30 million at NJRES due primarily to a decrease in the market value of open positions as a result of changes in the NYMEX forward prices.

Changes in working capital were the primary contributors to the $110.7 million increase in cash generated from operating activities during fiscal 2011, compared with fiscal 2010. The increase in cash was due primarily to:

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

•	an increase in margin deposits of $77.6 million due primarily to a decrease in the market value of open positions as a result of changes in the NYMEX forward prices.

Investing Activities

Cash flow used in investing activities totaled $217.1 million during fiscal 2012, compared with $175.1 million during fiscal 2011. The increase was due primarily to higher solar equipment expenditures at NJRCEV and utility plant expenditures at NJNG. In addition, during the fourth quarter of fiscal 2012, NJRCEV acquired an ownership interest in OwnEnergy, a developer of on-shore wind projects, for $8.8 million.

Cash flow used in investing activities totaled $175.1 million during fiscal 2011, compared with $101.4 million during fiscal 2010. The increase was due primarily to higher solar equipment expenditures at NJRCEV and utility plant expenditures at NJNG, offset by a decrease in investments in Steckman Ridge.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. In fiscal 2012 and fiscal 2011, NJNG's committed or spent capital expenditures, including cost of removal, totaled $120.1 million and $113.1 million, respectively, including $46.7 million and $44 million, respectively, related to AIP.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. During fiscal 2012 and 2011, capital expenditures, committed or spent, totaled $100.3 million and $74.2 million, respectively.

As of September 30, 2012, NJR invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $7.7 million, and received cash distributions of $30.2 million.

Retail and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. In fiscal 2011, NJR sold approximately 4.5 acres of CR&R's undeveloped land located in Monmouth County with a net book value of $1.6 million. The land was sold for $2.4 million with a pre-tax gain on the sale of $785,000, after closing costs. As of September 30, 2012, CR&R owned 79 acres of undeveloped land and a 56,400 square-foot office building on five acres of land.
Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by the funding demands of NJRES' gas management and marketing functions and renewable energy investments at NJRCEV.

Cash used in financing activities totaled $163.1 million during fiscal 2012, compared with $68.5 million during fiscal 2011, with the increase due primarily to higher short-term borrowings of $120 million at NJNG, the issuance of $100 million of senior notes by NJR, and a redemption of long-term debt of $130 million by NJNG during fiscal 2011 that did not occur in fiscal 2012.

Cash used in financing activities totaled $68.5 million during fiscal 2011, compared with $73.3 million during fiscal 2010, with the decrease due primarily to the redemption of NJNG's $20 million, 6.88 percent Series CC First Mortgage Bonds in fiscal 2011, partially offset by a decrease in shares repurchased during fiscal 2011.

On August 29, 2011, due to the lack of liquidity in the market for ARS, and the resulting exposure of NJNG to the LIBOR-based maximum rate, NJNG completed a refunding of its $97 million ARS. The ARS were replaced with the issuance of three series of variable rate demand notes with the same principal amount of $97 million and with maturity dates ranging from September 2027 to August 2041.

NJNG received $6.5 million, $5.9 million and $4.9 million for fiscal 2012, 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2012 and 2011, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million and $3.9 million, respectively. There was no early purchase option exercised in fiscal 2010. This sale-leaseback program is expected to continue on an annual basis.

Credit Ratings

The table below summarizes NJNG's current credit ratings issued by two rating entities, S&P and Moody's:

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2011 to September 30, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2012
NJNG	$(8,452)	$(25,216)	$(35,837)	$2,169
NJRES	13,661	81,517	103,147	(7,969)
Total	$5,209	$56,301	$67,310	$(5,800)

There were no changes in methods of valuations during the year ended September 30, 2012.

The following is a summary of fair market value of financial derivatives at September 30, 2012, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2013	2014	2015 - 2017	After 2017	Total Fair Value
Price based on NYMEX	$(3,189)	$537	$—	$—	$(2,652)
Price based on other external data	(1,309)	(1,352)	(487)	—	(3,148)
Total	$(4,498)	$(815)	$(487)	$—	$(5,800)

The following is a summary of financial derivatives by type as of September 30, 2012:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	16.1	$2.72 - $4.56	$2,170
	Swaps	3.4	$2.70 - $3.02	(1)
	Options	—	—	—
NJRES	Futures	(28.6)	$2.58 - $4.76	(4,822)
	Swaps	13.2	$2.37 - $7.42	(3,112)
	Options	4.4	$0.006 - $0.02	$(35)
Total				$(5,800)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2011 to September 30, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2012
NJRES - Prices based on other external data	$26,339	(3,507)	12,330	$10,502

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2011 to September 30, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2011	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2012
NJRES	$266	(103)	89	$74

There were no changes in methods of valuations during the fiscal year ended September 30, 2012.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at September 30, 2012, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2013	2014	2015 - 2017	After 2017	Total Fair Value
Prices based on other external data	$18	35	21	—	$74

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $16.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $7 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(8,248)	$(16,495)	$(24,742)	$(32,990)
Ending derivative fair value	$(7,025)	$(15,273)	$(23,520)	$(31,767)	$(40,015)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$8,248	$16,495	$24,742	$32,990
Ending derivative fair value	$(7,025)	$1,223	$9,470	$17,717	$25,965

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

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company's Risk Management Committee (RMC) continuously monitors NJR's credit risk management policies and procedures. The RMC is comprised of individuals from NJR-affiliated companies that meet twice a month and, among other things, evaluate the effectiveness of existing credit policies and procedures, review material transactions and discuss emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2012. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of September 30, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$132,459	$96,548
Noninvestment grade	22,089	20,033
Internally rated investment grade	17,765	7,999
Internally rated noninvestment grade	7,518	485
Total	$179,831	$125,065

NJNG's counterparty credit exposure as of September 30, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$11,817	$10,782
Noninvestment grade	62	62
Internally rated investment grade	461	180
Internally rated noninvestment grade	245	24
Total	$12,585	$11,048

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

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

As of September 30, 2012, NJRES received distributions from the SIPA Trustee totaling $8.4 million related to its CME positions. Accordingly, the remaining exposure as of September 30, 2012, is $19.4 million. On October 5, 2012, NJRES received an additional $859,300 related to its CME positions.

During the fourth quarter of fiscal 2012, the Company established an allowance for bad debt of $1.4 million and began the process of exploring third party bids for the bankruptcy claim. On October 24, 2012, NJR sold its remaining claim of $18.5 million for $17.1 million. The loss on the sale is equal to the allowance established as of September 30, 2012.

Interest Rate Risk

As of September 30, 2012, NJNG is obligated with respect to a loan agreement securing three series of VRDNs totaling $97 million of variable-rate debt issued by the EDA. Pursuant to the terms of the loan agreement, NJNG is obligated to make the principal and interest payments on the VRDNs. The VRDNs are in a daily interest rate mode and bear interest at a rate determined daily by a remarketing agent based upon market conditions. As of September 30, 2012, the VRDNs had a weighted average interest rate of .22 percent. The VRDNs are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could potentially adversely affect NJNG's borrowing costs. A 100 basis point change in the VRDNs' average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $975,000 during fiscal 2012, assuming that they were outstanding for the entire year.

At September 30, 2012, the Company (excluding NJNG) had no variable-rate long-term debt.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
improvements in the design of internal control over financial reporting related to the accounting of commodity transacting, resulting in the implementation of new and expanded processes and controls; and

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2012, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2012, which appears herein.

November 28, 2012

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, common stock equity and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 28, 2012

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2012, of the Company and our report dated November 28, 2012, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 28, 2012

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2012	2011	2010
OPERATING REVENUES
Utility	$627,713	$971,724	$937,433
Nonutility	1,621,210	2,037,485	1,701,871
Total operating revenues	2,248,923	3,009,209	2,639,304
OPERATING EXPENSES
Gas purchases:
Utility	268,459	534,363	576,220
Nonutility	1,572,949	2,016,208	1,591,338
Operation and maintenance	171,045	163,111	148,565
Regulatory rider expenses	40,350	51,246	45,966
Depreciation and amortization	41,643	34,370	32,267
Energy and other taxes	45,787	66,910	56,823
Total operating expenses	2,140,233	2,866,208	2,451,179
OPERATING INCOME	108,690	143,001	188,125
Other income	2,128	3,747	5,258
Interest expense, net of capitalized interest	20,844	19,623	21,251
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	89,974	127,125	172,132
Income tax provision	7,729	37,665	64,692
Equity in earnings of affiliates	10,634	11,839	10,017
NET INCOME	$92,879	$101,299	$117,457

EARNINGS PER COMMON SHARE
BASIC	$2.24	$2.45	$2.84
DILUTED	$2.23	$2.44	$2.82
DIVIDENDS PER COMMON SHARE	$1.52	$1.44	$1.36
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,527	41,359	41,364
DILUTED	41,632	41,568	41,630

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2012	2011	2010
Net income	$92,879	$101,299	$117,457
Unrealized gain on available for sale securities, net of tax of $(270), $(24) and $(1,066), respectively (1)	391	38	1,544
Net unrealized (loss) gain on derivatives, net of tax of $71, $(84) and $69, respectively	(122)	146	(97)
Adjustment to postemployment benefit obligation, net of tax of $345, $(567) and $1,464, respectively	(436)	1,219	(3,402)
Other comprehensive (loss) income	(167)	1,403	(1,955)
Comprehensive income	$92,712	$102,702	$115,502

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,879	$101,299	$117,457
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	35,789	36,876	(27,392)
Depreciation and amortization	41,643	35,200	33,192
Allowance for equity used during construction	(638)	(2,100)	(2,165)
Allowance for bad debt expense	3,932	4,865	3,307
Deferred income taxes	(5,323)	35,034	68,458
Manufactured gas plant remediation costs	(7,965)	(14,115)	(3,824)
Equity in earnings of affiliates, net of distributions received	6,799	2,791	839
Cost of removal - asset retirement obligations	(1,196)	(826)	(809)
Contributions to postemployment benefit plans	(25,874)	(11,496)	(19,567)
Changes in:
Components of working capital	(95,357)	43,748	(35,297)
Other noncurrent assets	(20,539)	7,081	3,525
Other noncurrent liabilities	26,931	11,744	1,691
Cash flows from operating activities	51,081	250,101	139,415
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(104,277)	(93,624)	(86,620)
Solar equipment	(89,726)	(71,989)	(2,641)
Real estate properties and other	(1,334)	(3,549)	(917)
Cost of removal	(12,178)	(8,369)	(7,201)
Investments in equity investees	(8,800)	—	(4,300)
Withdrawal from (investment in) restricted cash construction fund	(802)	58	(445)
Proceeds from asset sales	—	2,396	—
Proceeds from available for sale investments	—	—	721
Cash flows (used in) investing activities	(217,117)	(175,077)	(101,403)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,834	13,704	6,487
Tax benefit from stock options exercised	780	2,007	669
Proceeds from sale-leaseback transaction	6,522	5,901	4,925
Refinancing of long-term debt	—	97,045	—
Proceeds from long-term debt	100,000	—	—
Payments of long-term debt	(8,025)	(130,091)	(6,749)
Purchases of treasury stock	(8,768)	(10,193)	(29,650)
Payments of common stock dividends	(61,688)	(58,650)	(53,137)
Net proceeds from short-term debt	120,450	11,750	4,200
Cash flows from (used in) financing activities	163,105	(68,527)	(73,255)
Change in cash and cash equivalents	(2,931)	6,497	(35,243)
Cash and cash equivalents at beginning of period	7,440	943	36,186
Cash and cash equivalents at end of period	$4,509	$7,440	$943
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$36,670	$(49,473)	$(66,189)
Inventories	28,814	40,363	(38,743)
Recovery of gas costs	(11,686)	41,118	(72,688)
Gas purchases payable	(70,277)	22,289	100,290
Prepaid and accrued taxes	23,036	(8,691)	(10,431)
Accounts payable and other	(3,418)	4,469	291
Restricted broker margin accounts	666	(31,813)	35,468
Customers' credit balances and deposits	(65,324)	21,819	18,740
Other current assets	(33,838)	3,667	(2,035)
Total	$(95,357)	$43,748	$(35,297)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$16,670	$17,323	$14,665
Income taxes	$10,053	$5,165	$24,177
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$8,257	$9,423	$1,575
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2012	2011

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,591,532	$1,502,451
Construction work in progress	102,420	92,827
Solar equipment, real estate properties and other, at cost	192,026	76,431
Construction work in progress	20,558	34,455
Total property, plant and equipment	1,906,536	1,706,164
Accumulated depreciation and amortization	(421,659)	(410,237)
Property, plant and equipment, net	1,484,877	1,295,927

CURRENT ASSETS
Cash and cash equivalents	4,509	7,440
Customer accounts receivable
Billed	170,543	209,266
Unbilled revenues	7,017	7,333
Allowance for doubtful accounts	(4,797)	(4,612)
Regulatory assets	32,734	17,630
Gas in storage, at average cost	265,193	294,475
Materials and supplies, at average cost	7,863	7,395
Prepaid and accrued taxes	32,029	54,311
Derivatives, at fair value	48,021	100,338
Restricted broker margin accounts	21,929	22,595
Deferred taxes	29,074	1,498
Other current assets	33,229	14,698
Total current assets	647,344	732,367

NONCURRENT ASSETS
Investments in equity investees	164,595	159,063
Regulatory assets	441,263	434,185
Derivatives, at fair value	2,328	6,515
Other noncurrent assets	29,598	21,387
Total noncurrent assets	637,784	621,150
Total assets	$2,770,005	$2,649,444

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2012	2011

CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2012-41,619,633; 2011-41,421,786	$110,956	$110,258
Premium on common stock	272,566	265,524
Accumulated other comprehensive (loss), net of tax	(10,771)	(10,604)
Treasury stock at cost and other; shares 2012-2,763,659; 2011-2,808,093	(116,551)	(117,683)
Retained earnings	557,665	528,762
Common stock equity	813,865	776,257
Long-term debt	525,169	426,797
Total capitalization	1,339,034	1,203,054

CURRENT LIABILITIES
Current maturities of long-term debt	7,760	7,575
Short-term debt	279,800	159,350
Gas purchases payable	182,414	252,691
Accounts payable and other	66,765	65,960
Dividends payable	16,648	14,912
Deferred and accrued taxes	2,072	778
Regulatory liabilities	1,169	4,633
New Jersey clean energy program	5,619	15,011
Derivatives, at fair value	42,440	68,698
Customers' credit balances and deposits	48,452	113,776
Total current liabilities	653,139	703,384

NONCURRENT LIABILITIES
Deferred income taxes	355,306	327,782
Deferred investment tax credits	5,905	6,227
Deferred revenue	5,502	7,633
Derivatives, at fair value	3,133	6,341
Manufactured gas plant remediation	182,000	182,900
Postemployment employee benefit liability	124,196	114,305
Regulatory liabilities	67,077	59,837
New Jersey clean energy program	—	5,133
Asset retirement obligation	27,983	27,026
Other noncurrent liabilities	6,730	5,822
Total noncurrent liabilities	777,832	743,006
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$2,770,005	$2,649,444

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2009	41,586	$109,386	$249,219	$(10,052)	$(84,598)	$425,771	$689,726
Net income						117,457	117,457
Other comprehensive (loss)				(1,955)			(1,955)
Common stock issued under stock plans	289	327	1,602		5,743		7,672
Tax benefits from stock plans			326				326
Cash dividend declared						(56,213)	(56,213)
Treasury stock and other	(701)				(31,530)		(31,530)
Balance at September 30, 2010	41,174	109,713	251,147	(12,007)	(110,385)	487,015	725,483
Net income						101,299	101,299
Other comprehensive income				1,403			1,403
Common stock issued under stock plans	621	545	12,370		11,213		24,128
Tax benefits from stock plans			2,007				2,007
Cash dividend declared						(59,552)	(59,552)
Treasury stock and other	(373)				(18,511)		(18,511)
Balance at September 30, 2011	41,422	110,258	265,524	(10,604)	(117,683)	528,762	776,257
Net income						92,879	92,879
Other comprehensive (loss)				(167)			(167)
Common stock issued under stock plans	445	698	6,262		11,681		18,641
Tax benefits from stock plans			780				780
Cash dividend declared						(63,976)	(63,976)
Treasury stock and other	(247)				(10,549)		(10,549)
Balance at September 30, 2012	41,620	$110,956	$272,566	$(10,771)	$(116,551)	$557,665	$813,865

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 500,100 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures (NJRCEV) comprises the Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in renewable energy projects, including commercial and residential solar projects and on-shore wind investments;

NJR Energy Services Company (NJRES) comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Energy Holdings segment (previously Midstream Assets); and

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings and NJR Energy Corporation (NJR Energy) are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it has the power to direct business activities and, therefore, would be considered a controlling interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2012, 2011 and 2010.

Investments in entities over which the Company does not have a controlling financial interest are either accounted for under the equity method or cost method of accounting.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

NJNG maintains its accounts in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts as prescribed by the BPU and in accordance with the Regulated Operations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 3. Regulation, for a more detailed description of NJNG's regulatory assets and liabilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas in Storage

Gas in storage is reflected at average cost on the Consolidated Balance Sheets, and represents natural gas and liquefied natural gas that will be utilized in the ordinary course of business.

The following table summarizes gas in storage by company as of September 30:

	2012		2011
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$145,379	22.2	$159,328	23.1
NJRES	119,814	45.5	135,147	36.8
Total	$265,193	67.7	$294,475	59.9

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2012	2011	2010
NJRES	$129.8	$112.3	$105.1
NJNG	86.7	98.9	98.6
Total	$216.5	$211.2	$203.7

NJRES expenses demand charges ratably over the term of the contract.

NJNG's cost associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's Basic Gas Supply Service (BGSS) sales and recovered as part of its wholesale gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of their financial commodity derivatives and physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designates its foreign exchange contracts as cash flow hedges of Canadian dollar dominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to other comprehensive income, a component of stockholders' equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. During fiscal 2011 and 2012, NJR had no derivatives designated as fair value hedges.

The Derivatives and Hedging Topic of the ASC also provides for an exception (“normal scope exception”) for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this exception to physical commodity contracts at NJNG and forward contracts at NJRCEV, therefore does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or solar renewable energy certificate (SREC) is delivered. NJNG's derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

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

NJNG records unbilled revenue for natural gas services. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading is estimated, and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on amounts delivered from date of the last meter read to the end of the respective accounting period, estimated customer usage by customer type, weather effects, unaccounted-for gas and the most current tariff rates.

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

Capitalized and Deferred Interest

Included on the Consolidated Balance Sheets are capitalized amounts associated with the debt and equity components of NJNG's allowance for funds used during construction (AFUDC), which are recorded in utility plant. NJNG's base rates include the ability for NJNG to recover the cost of debt associated with AFUDC and construction work in progress (CWIP). An incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its CWIP. Corresponding amounts recognized in interest expense and other income, as appropriate, are included on the Consolidated Statements of Operations are as follows for the fiscal years ended September 30:

($ in thousands)	2012	2011	2010
AFUDC:
Debt	$300	$1,020	$978
Equity	638	2,100	2,165
Total	$938	$3,120	$3,143
Weighted average rate %	1.47%	5.21%	7.39%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to Societal Benefits Clause (SBC) program costs, which include New Jersey Clean Energy Program (NJCEP), Remediation Adjustment (RA) and Universal Service Fund (USF) expenditures. See Note 3. Regulation. Accordingly, other income included $878,000, $1.1 million and $1.7 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Sales Tax Accounting

Sales tax and Transitional Energy Facilities Assessment (TEFA) are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations for the fiscal years ended September 30, as follows:

(Millions)	2012	2011	2010
Sales tax	$32.3	$50.7	$41.6
TEFA (1)	6.0	9.0	8.3
Total	$38.3	$59.7	$49.9

(1)	TEFA will be phased out over a three-year period commencing January 1, 2012.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and temporary investments with original maturities of three months or less, and excludes restricted cash of $1.2 million and $387,000 as of September 30, 2012 and 2011, respectively, that is recorded in other noncurrent assets on the Consolidated Balance Sheets.

Property Plant and Equipment

Regulated property, plant and equipment and solar equipment are stated at original cost. Regulated property, plant and equipment costs include direct labor, materials and third-party construction contractor costs, AFUDC and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis over the useful life of the assets for non-regulated assets for financial statement purposes and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.38 percent of average depreciable property in fiscal 2012, 2.39 percent in fiscal 2011 and 2.24 percent in fiscal 2010.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2012	2011
Distribution facilities	38 to 74 years	$1,352,101	$1,304,182
Transmission facilities	35 to 56 years	248,774	200,051
Storage facilities	34 to 47 years	41,663	42,364
Solar property	20 to 25 years	181,123	78,322
All other property	5 to 35 years	82,875	81,245
Total property, plant and equipment		1,906,536	1,706,164
Accumulated depreciation and amortization		(421,659)	(410,237)
Property, plant and equipment, net		$1,484,877	$1,295,927

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

For the fiscal years ended September 30, 2012, 2011 and 2010, no impairments were identified.

Available for Sale Securities

Included in other non-current assets on the Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11 million and $10.3 million as of September 30, 2012 and 2011, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.3 million ($4.9 million, after tax) and $7.7 million ($4.5 million, after tax) for the fiscal years ended September 30, 2012 and 2011, respectively. Reclassifications made from unrealized gains to realized gains are determined based on average cost. There were no sales of securities during fiscal 2012 and 2011.

Sale of Asset

In fiscal 2011, CR&R sold approximately 4.5 acres of undeveloped land with a net book value of $1.6 million. The land was sold for $2.4 million, generating a pre-tax gain of $785,000 after closing costs, which was reported as a component of operating revenue on the Consolidated Balance Sheets.

Investments in Equity Investees

The Company accounts for its investments in Iroquois and Steckman Ridge using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810. The Company's share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. Steckman Ridge is a 17.7 billion cubic foot (Bcf) natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania.

During the fourth quarter of fiscal 2012 the Company, through its subsidiary NJRCEV, acquired a 19.9 percent ownership interest in OwnEnergy, a developer of on-shore wind projects. NJRCEV is not the primary beneficiary of OwnEnergy, nor does it have significant influence over operating and management decisions. Therefore, NJRCEV applies the cost method of accounting and records dividends, if and when received, as a component of other income on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) was comprised of the following balances, net of tax, as of September 30:

(Thousands)	2012	2011
Unrealized gain on available for sale securities	$4,921	$4,530
Net unrealized gain on foreign currency derivatives	51	173
Postemployment benefit obligation adjustment	(15,743)	(15,307)
Total	$(10,771)	$(10,604)

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

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2012		2011
NJRES	135,891	80%	155,594	74%
NJNG (1)	33,093	19	45,092	22
NJRCEV	154	—	69	—
NJRHS and other	1,405	1	8,511	4
Total	$170,543	100%	$209,266	100%

(1)	Does not include unbilled revenues of $7 million and $7.3 million as of September 30, 2012 and 2011, respectively.

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

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act (ERISA) of 1974, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $20 million, $4.9 million and $14.5 million in aggregate to the plans in fiscal 2012, 2011 and 2010, respectively.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $5.8 million, $6.5 million and $4.8 million in aggregate to these plans in fiscal 2012, 2011 and 2010, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and as a result incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2012, 2011 and 2010.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued an amendment to ASC Topic 220, Comprehensive Income, allowing two alternatives for the presentation of comprehensive income, eliminating the option to present the components of comprehensive income (OCI) as a part of the statement of changes in stockholders' equity and requiring that reclassification adjustments from OCI to income be presented on the face of the financial statements. Upon adoption, the total of comprehensive income, including the components of net income and OCI, will be presented in either one statement or in two separate but consecutive statements. In October 2011, the FASB tentatively decided to indefinitely defer the provisions related to the presentation of reclassification adjustments. The other portions of the amendment remain unchanged and will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Effective September 30, 2011, NJR early-adopted the two-statement approach. Since the amendment only impacted the presentation of comprehensive income, there was no impact to the Company's financial position, results of operations or cash flows upon adoption.

Balance Sheet Offsetting

In December 2011, the FASB issued an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of IFRS. The amended guidance will become effective for interim and annual periods beginning on or after January 1, 2013, and will be applied retrospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a monthly basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. AROs are evaluated as often as needed. NJR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Under EDECA, the BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in November 2006, and a final report on findings and recommendations was approved by the BPU on January 28, 2009. As of September 30, 2011, all recommendations have been implemented by NJNG and a completion letter was received from the BPU on October 24, 2011, that finalized the audit.

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

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2012	2011
Regulatory assets-current
Underrecovered gas costs	$7,053	$—
Conservation Incentive Program	25,681	9,178
Derivatives, net	—	8,452
Total current	$32,734	$17,630
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$59,745	$75,646
Liability for future expenditures	182,000	182,900
Deferred income taxes	11,405	10,879
Energy Efficiency Program	26,025	11,906
New Jersey Clean Energy Program	5,619	20,144
Postemployment and other benefit costs	142,495	123,827
Other	13,974	8,883
Total noncurrent	$441,263	$434,185
Regulatory liability-current
Overrecovered gas costs	$—	$4,633
Derivatives, net	1,169	—
Total current	$1,169	$4,633
Regulatory liabilities-noncurrent
Cost of removal obligation	$65,994	$59,752
Derivatives, net	1,000	—
Other	83	85
Total noncurrent	$67,077	$59,837

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, Conservation Incentive Program (CIP) and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval.

Gas Costs

NJNG recovers its cost of gas through the BGSS rate component of its customers' bills. NJNG's cost of gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs, and hedging transactions. Under-recovered gas costs represent a regulatory asset that generally occurs during periods when NJNG's BGSS rates are lower than actual costs and requests amounts to be recovered from customers in the future. Conversely, over-recovered gas costs represent a regulatory liability that generally occurs when NJNG's BGSS rates are higher than actual costs and requests approval to be returned to customers including interest, when applicable, in accordance with NJNG's approved tariff.

Conservation Incentive Program

The CIP permits NJNG to recover utility gross margin variations related to customer usage resulting from customer conservation efforts and allows NJNG to mitigate the impact of weather on its gross margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test and an evaluation of BGSS related savings.

Derivatives

Derivatives are utilized by NJNG to manage the price risk associated with its natural gas purchasing activities and to participate in certain BGSS incentive programs. The gains and losses associated with NJNG's derivatives are recoverable through its BGSS, as noted above, without interest. See Note 4. Derivatives.

Environmental Remediation Costs Recovery

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered, with interest, over seven year rolling periods, through a RA rate rider. Recovery for NJNG's estimated future liability will be requested and/or recovered when actual expenditures are incurred. See Note 13. Commitments and Contingencies.

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

New Jersey Clean Energy Program (NJCEP)

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU and all New Jersey utilities are required to share in the funding obligation. The current NJCEP program is for the calendar years 2009 through 2012. NJNG recovers the costs associated with its portion of the NJCEP obligation, including interest, through its Societal Benefits Clause (SBC) rate rider.

Energy Efficiency Program (EE)

NJNG administers certain programs that supplement the states' NJCEP and that allows NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through an EE rate rider, as approved by the BPU, over a four to ten year period depending upon the initiative and available on-bill financing.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG's underfunded postemployment benefit obligations that the Company began recognizing in fiscal 2006, as a result of changes in the accounting provisions of ASC 715, Compensation and Benefits, as well as a fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare D, both of which are deferred as regulatory assets and are recoverable, without interest, in base rates. See Note 10. Employee Benefit Plans.

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG's SBC, as discussed further below, and NJNG's compliance with federal and state mandated pipeline integrity management (PIM) provisions. NJNG's related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval, in its next base rate case. NJNG is limited to recording a regulatory asset associated with PIM that does not exceed $700,000 per year. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customers' gas costs when the net cumulative liability exceeds $1 million. As of September 30, 2012, NJNG has recorded $2.5 million of PIM in other regulatory assets.

Cost of Removal Obligation

NJNG accrues and collects for cost of removal in base rates. A regulatory liability represents the current collections in excess of actual expenditures, which the Company will return to customers over approximately 48 years, through a reduction in the depreciation expense component of NJNG's base rates, as approved by the BPU in NJNG's last base rate case.

The following is a description of regulatory proceedings during fiscal 2011 and 2012:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, in order to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during the fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. During fiscal 2012, NJNG provided bill credits of approximately $85.9 million to NJNG's residential and small commercial customers due to a decline in the wholesale prices of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. Commodity prices were relatively stable during fiscal 2011, therefore, there were no refunds or rate adjustments. On March 9, 2012, NJNG notified the BPU of a 3.6 percent decrease related to its BGSS rate, effective April 1, 2012, which will have an annual impact of approximately $19 million.

Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. The CIP was initially approved as a three-year program through September 2009. During fiscal 2010, the BPU approved an extension of the program through September 30, 2013. It is anticipated that NJNG will file for an extension of its CIP in fiscal 2013. NJNG's annual BGSS and CIP filings are summarized as follows:

•
June 2010 BGSS/CIP filing - In April 2011, the BPU issued their final order approving NJNG's request to reduce rates for a 3.5 percent decrease for the average residential heating customer related to the BGSS rate, effective September 16, 2010. This offset NJNG's request for an increase in the CIP recovery rate, approved by the BPU effective October 1, 2010, allowing for a total annual recovery of $12.1 million representing CIP amounts accrued and estimated through September 30, 2010.

•
June 2011 BGSS/CIP filing - NJNG proposed to reduce BGSS rates for a 9.1 percent decrease for the average residential heating customer as a result of cost control and natural gas purchasing strategies, as well as lower natural gas prices. In addition, NJNG requested approval to modify its CIP recovery rates resulting in a decrease to the total annual recovery of $3 million. The proposed CIP rates result in an increase to all classes except residential heat, which represents a decrease. In May 2012, the BPU approved the changes effective October 4, 2011.

•
June 2012 BGSS/CIP filing - NJNG proposed to maintain its current BGSS rate. In addition, NJNG requested approval to decrease the CIP rate for residential non-heating customers and increase the CIP rates for residential heating and commercial customers, which were approved on a provisional basis effective October 12, 2012, which increased an average residential heating customer bill by 2.4 percent.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated pipeline integrity.

During fiscal 2009, NJNG implemented its Accelerated Infrastructure Programs (AIP) commencing construction on fourteen infrastructure projects at a BPU approved cost of $70.8 million (AIP I). AIP was initially approved by the BPU as a two-year program, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. During fiscal 2011, the BPU approved an extension to NJNG's AIP, allowing for additional capital investments of $60.2 million (AIP II) to be made through October 31, 2012. NJNG defers the costs associated with the AIP projects, including NJNG's weighted cost of capital, and upon regulatory approval recovers these investments through its base rates.

Annual filings include the following:

•
June 2011 AIP filing - NJNG filed for AIP base rate cost recovery, which represented an increase of $4.7 million related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems. A settlement was reached and approved by the BPU effective October 1, 2011. The rate changes included a weighted average cost of capital of 7.12 percent for AIP II. The existing weighted average cost of capital for AIP I remained the same at 7.76 percent. The requested base rate change was approved on a final basis in August 2012.

•
November 2012 AIP filing - NJNG filed for AIP base rate cost recovery, requesting an increase of $6.9 million, which represents a cumulative impact of $15.8 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. The existing weighted average cost of capital remained the same for both AIP I and AIP II. The base rate change is requested to be approved in March 2013.

On March 20, 2012, NJNG filed a petition with the BPU seeking to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution unprotected steel and cast iron infrastructure in order to improve the safety and reliability of the gas distribution system. NJNG entered into a stipulation with the BPU Staff and Rate Counsel, which was approved by the BPU on October 23, 2012, to include a four-year incremental investment program of $130 million, exclusive of AFUDC accruals. The approved SAFE Program will include the deferral of infrastructure costs subject to review in NJNG's next base rate case to be filed no later than November 2015, the deferral of depreciation expense on SAFE investments and recognizes an overall rate of return on infrastructure investments of 6.9 percent. The deferred cost recovery will include accruals for both debt and equity components of AFUDC while construction is in progress. When construction is completed and plant is placed in service, NJNG will accrue an AFUDC rate at 6.9 percent per year until such time that NJNG receives approval for recovery of all costs through base rates.

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

Energy Efficiency Programs (EE)

NJNG commenced its EE programs during fiscal 2009, allowing it to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period to facilitate home energy audits and to provide financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. In September 2010, NJNG received BPU approval for recovery of an additional $9.6 million in energy efficiency investments, effective January 1, 2011, to be recovered over a five to ten-year period, depending on the rebate or financing initiative. The approval allowed for an extension of certain existing initiatives, as well as new or expanded funding incentives for commercial customers. In January 2011, NJNG notified the BPU that its proposed solar incentive component was withdrawn. On July 15, 2011, NJNG filed a separate EE petition, approved by the BPU in January 2012, to extend its current EE programs through January 18, 2013. As of September 30, 2012, the BPU approved total EE expenditures of $35.3 million, of which, NJNG has spent a total of $29.2 million.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The EE program investments and costs are filed with the BPU on an annual basis and include the following:

•
June 2011 EE filing - NJNG requested that the existing EE rate remain the same through an amended filing on July 15, 2011. On January 18, 2012, the BPU approved an extension of NJNG's EE program for one year with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent.

•
June 2012 EE filing - On July 9, 2012, NJNG filed two petitions with the BPU related to The SAVEGREEN Project® (SAVEGREEN) EE programs. The petitions include the 2012 rate filing, which represents a reconciliation of BPU approved actual costs for EE programs and a petition related to the extension of NJNG's EE programs over a four-year program, with modifications to include certain new programs. The Company's petition requests a BPU decision in early 2013. The rate impact will incorporate the existing Savegreen programs and the extension of the new Savegreen programs over a four to ten-year period.

Societal Benefits Clause (SBC)

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, manufactured gas plant (MGP) remediation, and the NJCEP. NJNG has submitted the following filings to the BPU, which includes a report of program expenditures incurred each program year:

•
June 2010 SBC filing - NJNG filed an application to maintain the existing MGP factor and NJCEP rate. In November 2011, NJNG, the BPU and Rate Counsel executed a stipulation agreeing to maintain the existing MGP and NJCEP rates. On January 18, 2012, the BPU approved the filing, in which NJNG requested approval of its MGP remediation expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In addition, natural gas utilities in the State of New Jersey collectively filed with the BPU to increase the statewide USF rate to be effective October 1, 2010. Effective November 1, 2010, the BPU approved the recovery of the USF program year budget, resulting in an overall increase to the average monthly bill of a residential heating customer by .03 percent, and the recovery of deferred USF administrative costs.

•	June 2011 USF filing - NJNG filed to reduce the annual USF recovery rate, which was approved by the BPU, effective November 1, 2011.

•	February 2012 SBC filing - NJNG filed an application requesting approval of its MGP expenditures incurred through June 30, 2011, which continued its existing overall SBC rate and recovery.

•
June 2012 USF filing - NJNG filed to reduce the USF recovery rate resulting in a .1 percent decrease for the average residential heating customer. The rate was approved by the BPU effective October 1, 2012.

Other Regulatory Initiatives

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

On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental operating and maintenance costs associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy). In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company and certain of its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and certain of its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and (losses) are recognized in gas purchases on the Consolidated Statements of Operations.

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

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff.

The Company elects normal purchase/normal sale (NPNS) accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains or (losses) are recognized in earnings when the contract settles and the natural gas is delivered.

During fiscal 2012, NJRCEV began hedging certain of its expected production of SRECs through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement, therefore, applies NPNS accounting treatment to the contracts and recognizes related revenue upon transfer of the SRECs.

Realized and unrealized gains and (losses) related to NJR Energy's financial derivatives, which have expired, were recorded as a component of operating revenues during fiscal 2010.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2012		2011
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$116	$97	$153	$8
	Derivatives - noncurrent	70	15	127	6
Fair value of derivatives designated as hedging instruments		$186	$112	$280	$14

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$6,203	$5,034	$5,424	$13,258
	Derivatives - noncurrent	1,000	—	2	620
NJRES:
Physical forward commodity contracts	Derivatives - current	19,590	9,530	33,240	10,570
	Derivatives - noncurrent	658	216	4,450	781
Financial commodity contracts	Derivatives - current	22,112	27,779	61,521	44,862
	Derivatives - noncurrent	600	2,902	1,936	4,934
Fair value of derivatives not designated as hedging instruments		$50,163	$45,461	$106,573	$75,025
Total fair value of derivatives		$50,349	$45,573	$106,853	$75,039

At September 30, 2012, the gross notional amount of the foreign currency transactions was approximately $8.4 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2012	2011	2010
NJRES:
Physical commodity contracts	Operating revenues	$(7,187)	$41,538	$40,392
Physical commodity contracts	Gas purchases	12,967	6,474	(3,608)
Financial commodity contracts	Gas purchases	81,872	(7,008)	89,987
Subtotal NJRES		87,652	41,004	126,771
NJR Energy:
Financial commodity contracts	Operating revenues	—	—	(509)
Total NJRES and NJR Energy unrealized and realized gains (losses)		$87,652	$41,004	$126,262

Not included in the previous table, are (losses) associated with NJNG's financial derivatives that totaled $(25.3) million, $(15.1) million and $(34.5) million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. These derivatives

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

are part of NJNG's risk management activities that relate to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedge are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Consolidated Statements of Operations. The following table reflect the effect of derivative instruments designated as cash flow hedges on OCI as of September 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$(90)	$241	$(102)	$119	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $18,000 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2012	2011
NJNG	Futures	16.1	23.7
	Swaps	3.4	(1.8)
	Options	—	1.1
NJRES	Futures	(28.6)	(13.8)
	Swaps	13.2	(41.9)
	Options	4.4	—
	Physical	(3.5)	58.3

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

(Thousands)	Balance Sheet Location	2012	2011
NJNG broker margin deposit	Broker margin - Current assets	$1,713	$11,722
NJRES broker margin deposit	Broker margin - Current assets	$20,216	$10,873

Wholesale Credit Risk

NJNG and NJRES are exposed to credit risk as a result of their wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract (e.g., fails to deliver or pay for natural gas), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2012. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's Financial Services LLC (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$144,276
Noninvestment grade	22,151
Internally rated investment grade	18,226
Internally rated noninvestment grade	7,763
Total	$192,416

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2012 and 2011, is $1.6 million and $4.1 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2012 and 2011, the Company would have been required to post to its counterparties an additional $1.2 million and $1.7 million, respectively. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. On May 21, 2012, NJRES received notice from the Trustee that its claim filed in the MFGI liquidation proceeding had been allowed in the amount of $27.8 million. As of September 30, 2012, NJRES received distributions from the SIPA Trustee totaling $8.4 million related to its CME positions. Accordingly, the remaining exposure as of September 30, 2012, is $19.4 million. On October 5, 2012, NJRES received an additional $859,300 related to its CME positions.

During the fourth quarter of fiscal 2012, the Company established an allowance for bad debt of $1.4 million and began the process of exploring third party bids for the bankruptcy claim. On October 24, 2012, NJR sold its remaining claim of $18.5 million for $17.1 million. The loss on the sale is equal to the allowance established as of September 30, 2012 as noted above.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt at NJNG and NJR, including current maturities and excluding capital leases, as applicable, is as follows:

	September 30,
(Thousands)	2012	2011
NJNG
Carrying value	$329,845	$329,845
Fair market value	$364,394	$357,930
NJR
Carrying value	$150,000	$50,000
Fair market value	$165,662	$58,565

Effective January 1, 2012, NJR changed its valuation technique from a market approach to an income approach. NJR considers the discounted cash flow method to provide a more consistently reliable fair value. Inputs include observable municipal and corporate yields, as appropriate for NJR's credit rating. As of September 30, 2012 and 2011, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

When NJR determines fair values, measurements are adjusted, as needed, for credit risk associated with its counterparties, as well as its own credit risk. NJR determines these adjustments by using historical default probabilities that correspond to the applicable S&P issuer ratings, while also taking into consideration collateral and netting arrangements that serve to mitigate risk.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2012:
Assets:
Physical forward commodity contracts	$—	$20,248	$—	$20,248
Financial derivative contracts - natural gas	14,270	15,645	—	29,915
Financial commodity contracts - foreign exchange	—	186	—	186
Available for sale equity securities - energy industry (1)	11,009	—	—	11,009
Other (2)	30	—	—	30
Total assets at fair value	$25,309	$36,079	$—	$61,388
Liabilities:
Physical forward commodity contracts	$—	$9,746	$—	$9,746
Financial commodity contracts - natural gas	16,922	18,793	—	35,715
Financial commodity contracts - foreign exchange	—	112	—	112
Other	—	—	—	—
Total liabilities at fair value	$16,922	$28,651	$—	$45,573

As of September 30, 2011:
Assets:
Physical forward commodity contracts	$—	$37,690	$—	$37,690
Financial derivative contracts - natural gas	25,617	43,266	—	68,883
Financial commodity contracts - foreign exchange	—	280	—	280
Available for sale equity securities - energy industry (1)	10,348	—	—	10,348
Other (2)	2,204	—	—	2,204
Total assets at fair value	$38,169	$81,236	$—	$119,405
Liabilities:
Physical forward commodity contracts	$—	$11,351	$—	$11,351
Financial derivative contracts - natural gas	23,715	39,959	—	63,674
Financial commodity contracts - foreign exchange	—	14	—	14
Other	—	—	—	—
Total liabilities at fair value	$23,715	$51,324	$—	$75,039

(1)	Included in other noncurrent assets on the Consolidated Balance Sheets.

(2)	Includes various money market funds.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method investments and cost method investments.

Equity Method Investments

As of September 30, NJR's equity method investments include the following:

(Thousands)	2012	2011
Steckman Ridge	$132,931	$135,130
Iroquois	22,864	23,933
Total	$155,795	$159,063

As of September 30, 2012 and 2011, the investment of Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

The following is the summarized financial information for Steckman Ridge and Iroquois for fiscal years ended September 30:

(Thousands)	2012	2011	2010
Steckman Ridge
Operating revenues	$28,468	$29,172	$25,910
Operating income	$20,554	$21,767	$18,568
Net income	$18,587	$20,053	$16,772
Current assets	$10,209	$10,236	$6,553
Noncurrent assets	$243,896	$247,943	$250,720
Current liabilities	$1,084	$1,046	$1,993
Noncurrent liabilities	$140,811	$140,811	$140,811
Iroquois
Operating revenues	$206,385	$202,581	$204,059
Operating income	$114,872	$111,540	$116,760
Net income	$90,672	$88,208	$83,359
Current assets	$95,570	$101,575	$102,585
Noncurrent assets	$688,670	$716,686	$746,286
Current liabilities	$29,800	$31,158	$33,664
Noncurrent liabilities	$366,694	$378,099	$394,627

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR acquired a 19.9 percent ownership interest in OwnEnergy, a developer of on-shore wind projects. NJR's investment of $8.8 million is accounted for in accordance with the cost method of accounting.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands, except per share amounts)	2012	2011	2010
Net income , as reported	$92,879	$101,299	$117,457
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,527	41,359	41,364
Basic earnings per common share	$2.24	$2.45	$2.84
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,527	41,359	41,364
Incremental shares (1)	105	209	266
Weighted average shares of common stock outstanding-diluted	41,632	41,568	41,630
Diluted earnings per common share (2)	$2.23	$2.44	$2.82

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2012, 2011 and 2010.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

8.	DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2012	2011
NJNG
First mortgage bonds:		Maturity date:
5.00%	Series HH	December 1, 2038	$12,000	$12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation-Buildings		June 1, 2021	21,907	23,314
Capital lease obligation-Meters		Various dates	30,887	30,683
Capital lease obligation-Equipment		December 1, 2013	290	530
Less: Current maturities of long-term debt			(7,760)	(7,575)
Total NJNG long-term debt			375,169	376,797
NJR
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
1.94% Unsecured senior notes		September 17, 2015	25,000	—
2.51% Unsecured senior notes		September 17, 2018	25,000	—
3.25% Unsecured senior notes		September 17, 2022	50,000	—
Total NJR long-term debt			150,000	50,000
Total long-term debt			$525,169	$426,797

Annual long-term debt redemption requirements, excluding capital leases, as of September 30, are as follows:

(Millions)	NJNG	NJR
2013	$—	$—
2014	$60.0	$—
2015	$—	$25.0
2016	$—	$—
2017	$—	$50.0
Thereafter	$269.8	$75.0

NJNG First Mortgage Bonds

NJNG's mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG's common stock that apply as long as certain series of First Mortgage Bonds are outstanding. As of September 30, 2012, restricted net assets for unconsolidated subsidiaries and consolidated subsidiaries were $515.9 million and under the most restrictive provision, $314 million of NJNG's retained earnings was available for dividends.

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

The rates on these types of investments are generally correlated with the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index and will initially accrue interest at a daily rate, with a maximum rate of 12 percent per annum. As of September 30, 2012, the interest rate on these securities was .22 percent.

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

On October 1, 2010, upon maturity, NJNG redeemed its $20 million, 6.88 percent Series CC First Mortgage bonds.

On October 4, 2012, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue debt, renew its revolving credit facility expiring August 2014, renew its credit facility supporting NJNG's obligations with respect to bonds issued by the New Jersey Economic Development Authority, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

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
NJNG received $6.5 million, $5.9 million and $4.9 million for fiscal 2012, 2011 and 2010, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2012 and 2011, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million and $3.9 million, respectively. There was no early purchase option exercised in fiscal 2010. This sale-leaseback program is expected to continue on an annual basis.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Millions)	Lease Payments
2013	$10.7
2014	10.2
2015	9.6
2016	9.9
2017	8.7
Thereafter	16.7
Subtotal	65.8
Less: interest component	(12.7)
Total	$53.1

NJR Debt

NJR has two unsecured, uncommitted private placement debt shelf note agreements. The first agreement was entered into on May 12, 2011, in the amount of $100 million, and expires on May 10, 2013. As of September 30, 2012, NJR had two borrowings outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018. The second agreement became effective on June 30, 2011, in the amount of $75 million, and expires on June 30, 2014. As of September 30, 2012, NJR had $50 million at 3.25 percent outstanding under this agreement, which will mature on September 17, 2022. Notes issued under these agreements are guaranteed by certain unregulated subsidiaries of the Company. The additional credit lines will be used for general corporate purposes, including working capital and capital expenditures.

NJR had no long-term, variable-rate debt outstanding at September 30, 2012 and 2011.

A summary of NJNG's and NJR's debt shelf and credit facilities as of September 30, are as follows:

(Thousands)	2012	2011
NJNG
Bank credit facility dedicated to EDA Bonds (1)	$100,000	$100,000
Bank credit facilities (1)	$200,000	$200,000
Amount outstanding at end of period	$135,000	$26,500
Weighted average interest rate at end of period	.18%	.24%
Amount available at end of period	$65,000	$173,500
NJR
Debt shelf facilities (2)	$175,000	$175,000
Amount outstanding at end of period	$100,000	$—
Weighted average interest rate at end of period	2.74%	—%
Amount available at end of period	$75,000	$175,000
Bank credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period	$144,800	$132,850
Weighted average interest rate at end of period	1.16%	.54%
Amount available at end of period (3)	$166,339	$157,853

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(3)	Letters of credit outstanding total $13.9 million and $34.3 million as of September 30, 2012 and 2011, respectively, which reduces amount available.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG

NJNG had a $200 million revolving unsecured committed credit facility, which was due to expire in December 2012. On August 24, 2011, NJNG replaced the facility with a new $200 million unsecured committed credit facility expiring August 2014. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. As of September 30, 2012, NJNG had $135 million in borrowings outstanding under the facility.

NJR

NJR had a $325 million revolving unsecured committed credit facility, which was due to expire in December 2012. On August 22, 2012, NJR replaced the facility with a new $325 million unsecured committed credit facility expiring August 22, 2017. The credit facility is used primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum of $100 million at the lending banks' discretion.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

As of September 30, 2012, NJR has three letters of credit outstanding totaling $13.9 million. Two of the letters of credit, which total $11 million, are on behalf of NJRES and one letter of credit on behalf of NJRCEV totaling $2.9 million. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letters of credit are used to secure the purchase and/or sale of natural gas and for margin requirements for natural gas transactions; one expires on December 31, 2012 and the other expires on June 30, 2013. NJRCEV's letter of credit secures construction of a ground-mounted solar project and expires on November 27, 2013.

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan (2007 Plan) replaced the 2002 Employee and Outside Director Long-Term Incentive Plan (Long-Term Plan). Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2012, 1,722,037 and 61,162 shares remain available for future issuance to employees and directors, respectively.

Included in operation and maintenance expense during fiscal 2012 is $2.6 million related to stock-based compensation compared with $2.8 million and $2.7 million in fiscal 2011 and fiscal 2010, respectively. As of September 30, 2012, there remains $2.2 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two years.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2012	2011	2010
Stock-based compensation expense:
Performance shares	$1,276	$915	$813
Restricted stock	1,362	1,932	1,841
Compensation expense included in operation and maintenance expense	2,638	2,847	2,654
Income tax benefit	(1,078)	(1,163)	(1,084)
Total, net of tax	$1,560	$1,684	$1,570

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	333,461	$26.36
Granted	—	—
Exercised	(68,307)	$23.20
Forfeited	(2,026)	$18.32
Outstanding at September 30, 2010	263,128	$27.24
Granted	—	—
Exercised	(152,448)	$26.86
Forfeited	(917)	$18.11
Outstanding at September 30, 2011	109,763	$27.84
Granted	—	—
Exercised	(28,138)	$25.30
Forfeited	—	—
Outstanding at September 30, 2012	81,625	$28.71
Exercisable at September 30, 2012	81,625	$28.71
Exercisable at September 30, 2011	109,763	$27.84
Exercisable at September 30, 2010	263,128	$27.24

For the stock options listed above, there are no costs related to unvested options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2012:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$20.99 - $26.00	12,000.7		$22.68	$276
$26.01 - $29.00	23,250	2.5	$28.68	$667
$29.01 - $30.37	46,375	2.6	$30.29	$1,405
Total	81,625	2.3	$28.71	$2,348

Performance Shares

In fiscal 2012, the Company granted to various officers 28,418 performance shares, which vest on September 30, 2014, subject to the Company meeting certain performance conditions. In fiscal 2011, the Company granted to various officers 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. In fiscal 2010, the Company granted to various officers 29,865 performance shares, which are market condition awards and 24,312 performance shares, which met certain performance milestones (performance conditions). Both performance share grants vested on September 30, 2012. There is $1.4 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the 2007 Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2009	61,980	$31.84
Granted	54,177	$30.05
Vested (2)	(55,905)	$31.84
Cancelled/forfeited	(9,777)	$31.04
Non-vested and outstanding at September 30, 2010	50,475	$31.07
Granted	56,325	$26.24
Vested	—	—
Cancelled/forfeited	(773)	$29.74
Non-vested and outstanding at September 30, 2011	106,027	$28.04
Granted	28,418	$47.17
Vested (3)	(49,702)	$30.08
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2012	84,743	$33.26

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

(3)
As certified by the Company's Leadership and Compensation Committee on November 13, 2012, the number of common shares related to performance shares and market condition shares earned was 68.8 percent , or 15,427 shares and 70 percent, or 19,095 shares, respectively. The number represented on this line is the target number of 100 percent. See footnote (1) above.

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

Restricted Stock

In fiscal 2012, the company granted 49,171 deferred restricted shares that vested immediately and 1,929 shares of restricted stock that will vest in October 2014. Both of these grants will be distributed in a lump sum in October 2014. In fiscal 2011, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first installment having occurred on October 15, 2011, and 25,535 restricted shares, all of which will vest on November 17, 2013. In fiscal 2010, the Company issued 24,312 shares of restricted stock, which vest in three equal installments, the first installment having occurred on October 15, 2010. Also, in fiscal 2010 and 2009 the Company issued 24,312 and 115,211 shares of restricted stock, respectively, that vested immediately, of which 106,730 were retention grants with distribution deferred until fiscal 2012, which are now fully distributed. There is $789,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the 2007 Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2009	111,797	$31.30	—
Granted	24,312	$36.42	—
Vested	(74,888)	$(31.28)	$2,749
Cancelled/forfeited	(4,856)	$(33.00)	—
Non-vested and outstanding at September 30, 2010	56,365	$33.40	—
Granted	62,149	$40.74	—
Vested	(41,201)	$(32.29)	$1,723
Cancelled/forfeited	(216)	$(36.42)	—
Non-vested and outstanding at September 30, 2011	77,097	$39.90	—
Granted	51,100	$47.17	—
Vested	(68,851)	$(44.86)	$3,198
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2012	59,346	$40.40

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The Company has two trusteed, noncontributory defined benefit retirement plans covering regular represented and nonrepresented employees with more than one year of service. All represented employees of NJRHS hired on or after October 1, 2000, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are covered by an enhanced defined contribution plan instead of the defined benefit plan.

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

The Company provided postemployment medical and life insurance benefits to employees who meet certain eligibility requirements. During fiscal 2012, the Plan was amended so that represented employees hired on or after January 1, 2012, are no longer eligible for postemployment medical benefits.

The Company's funding policy for its pension plans is to contribute at least the minimum amount required by the ERISA, as amended. In fiscal 2012 and 2011, the Company had no minimum funding requirements; however, the Company made discretionary contributions to the pension plans during fiscal 2012 and 2011 totaling $20 million and $4.9 million, respectively. The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $5.8 million and $6.5 million, respectively, in fiscal 2012 and 2011 and estimates that it will contribute between $4 million to $6 million over the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D, for which the Company qualifies for federal subsidies. As a result of the Patient Protection and Affordable Care Act, which was enacted in March 2010, beginning in fiscal 2014 the tax deduction available to the Company will be reduced to the extent its drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Accordingly, the Company recorded a non-cash, after-tax adjustment of approximately $3.2 million, of which, approximately $2.4 million, relates to NJNG. Since the Company believes the amount is recoverable through the regulatory process, NJNG has recognized a regulatory asset of $2.4 million. In addition, the regulatory asset was grossed up by $1.6 million associated with the recovery of NJNG's income taxes. The non-cash, after-tax charge to the Company's non-regulated activities was $792,000.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$171,148	$155,189	$99,066	$89,279
Service cost	5,375	4,775	3,584	3,345
Interest cost	8,825	8,378	5,133	4,845
Plan participants' contributions	47	48	29	16
Amendments	1,083	—	(3,423)	—
Actuarial loss	30,428	8,342	18,807	3,637
Benefits paid, net of retiree subsidies received	(5,770)	(5,584)	(2,169)	(2,056)
Benefit obligation at end of year	$211,136	$171,148	$121,027	$99,066
Change in plan assets
Fair value of plan assets at beginning of year	$124,289	$122,865	$31,428	$27,644
Actual return on plan assets	28,018	1,933	6,222	(556)
Employer contributions	20,080	5,027	5,775	6,497
Benefits paid, net of plan participants' contributions	(5,723)	(5,536)	(2,335)	(2,157)
Fair value of plan assets at end of year	$166,664	$124,289	$41,090	$31,428
Funded status	$(44,472)	$(46,859)	$(79,937)	$(67,638)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit liability
Current	$(93)	$(75)	$(120)	$(117)
Non-current	(44,379)	(46,784)	(79,817)	(67,521)
Total	$(44,472)	$(46,859)	$(79,937)	$(67,638)

(1)	Includes the Company's Pension Equalization Plan (PEP).

The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to its regulated utility and to accumulated other comprehensive income for the portion of the liability related to its non-regulated operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets			Accumulated Other Comprehensive Income
	Pension	OPEB		Pension	OPEB
Balance at September 30, 2010	$62,565	$38,750	(1)	$18,045	$9,305
Amounts arising during the period:
Net actuarial loss (gain)	12,912	11,592		4,987	(4,927)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(3,087)	(2,063)		(859)	(549)
Prior service (cost)	(35)	(68)		(13)	(7)
Net transition obligation	—	(286)		—	(70)
Balance at September 30, 2011	$72,355	$47,925	(1)	$22,160	$3,752
Amounts arising during the period:
Net actuarial loss (gain)	10,896	16,773		4,198	(1,442)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(3,848)	(2,671)		(1,166)	(223)
Prior service credit (cost)	1,046	(2,677)		(9)	(420)
Net transition obligation	—	(551)		—	(156)
Balance at September 30, 2012	$80,449	$58,799	(1)	$25,183	$1,511

(1)	Balance represents amounts recognized in accordance with ASC 715 and excludes $308,000 and $609,000 associated with a regulatory asset approved by the BPU for fiscal 2012 and 2011, respectively.

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2013 are as follows:

	Regulatory Assets			Accumulated Other Comprehensive Income
(Thousands)	Pension	OPEB		Pension	OPEB
Net actuarial gain	$5,719	$3,743	—	$1,928	$114
Prior service credit (cost)	105	(301)	—	3	(54)
Net transition obligation	—	22	—	—	4
Total	$5,824	$3,464	—	$1,931	$64

The accumulated benefit obligation (ABO) for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2012	2011
Projected benefit obligation	$211,136	$171,148
Accumulated benefit obligation	$186,825	$151,590
Fair value of plan assets	$166,664	$124,289

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits, including the Company's PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2012	2011	2010	2012	2011	2010
Service cost	$5,375	$4,775	$3,969	$3,584	$3,345	$2,814
Interest cost	8,825	8,378	8,196	5,133	4,845	4,819
Expected return on plan assets	(12,685)	(11,490)	(10,306)	(2,746)	(2,472)	(1,939)
Recognized actuarial loss	5,015	3,946	2,722	2,894	2,612	2,279
Prior service cost amortization	46	48	56	25	75	76
Recognized net initial obligation	—	—	—	356	356	356
Net periodic benefit cost	$6,576	$5,657	$4,637	$9,246	$8,761	$8,405

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30, are as follows:

	Pension			OPEB
	2012	2011	2010	2012	2011	2010
Benefit costs:
Discount rate	5.25%	5.50%	6.25%	5.25%	5.50%	6.25%
Expected asset return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Compensation increase	3.25%	2.50/3.25%	3.75%	3.25%	3.25%	3.75%

Obligations:
Discount rate	4.30%	5.25%	5.50%	4.30%	5.25%	5.50%
Compensation increase	3.25%	3.25%	2.50/3.25%	3.25%	3.25%	2.50/3.25%

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

Information relating to the assumed health care cost trend rate (HCCTR) used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2012	2011	2010
HCCTR	7.5%	8.2%	8.0%
Ultimate HCCTR	4.8%	4.8%	5.0%
Year ultimate HCCTR reached	2022	2019	2018

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$21,278	$17,193	$15,474
Total service and interest cost	$1,868	$1,751	$1,571
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(17,034)	$(13,792)	$(12,421)
Total service and interest costs	$(1,457)	$(1,367)	$(1,234)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company's investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 8 percent greater than the assumed rate of inflation as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2013	Assets at
	Target	September 30,
Asset Allocation	Allocation	2012	2011
U.S. equity securities	39%	39%	36%
International equity securities	20	21	17
Fixed income	41	40	47
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2013	$6,451	$2,865
2014	$6,853	$3,278
2015	$7,289	$3,712
2016	$7,760	$4,189
2017	$8,269	$4,688
2018 - 2022	$52,985	$31,951

The Company 's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 the Company qualifies for federal subsidies.

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2013	$220
2014	$237
2015	$257
2016	$280
2017	$305
2018 - 2022	$2,010

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension assets held in the master trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2012:
Assets:
Money market funds	$—	$—	$—	$—
Registered Investment Companies-
Equity Funds:
Large Cap Fund	—	—	—	—
Large Cap Index Fund	55,006	—	—	55,006
Small Cap Fund	9,988	—	—	9,988
World Equity Ex-US Fund	34,266	—	—	34,266
Fixed Income Funds:
Emerging Markets Debt Fund	8,380	—	—	8,380
High Yield Bond Fund	16,635	—	—	16,635
Long Duration Fund	42,389	—	—	42,389
Total assets at fair value	$166,664	$—	$—	$166,664
As of September 30, 2011:
Assets:
Money market funds	$—	$—	$—	$—
Registered Investment Companies-
Equity Funds:
Large Cap Fund	18,754	—	—	18,754
Large Cap Index Fund	18,922	—	—	18,922
Small Cap Fund	6,505	—	—	6,505
World Equity Ex-US Fund	20,993	—	—	20,993
Fixed Income Funds:
Emerging Markets Debt Fund	6,145	—	—	6,145
High Yield Bond Fund	12,537	—	—	12,537
Long Duration Fund	40,433	—	—	40,433
Total assets at fair value	$124,289	$—	$—	$124,289

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

OPEB assets held in the Master Trust, measured at fair value are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2012:
Assets:
Money market funds	$1,159	$—	$—	$1,159
Registered Investment Companies-
Equity Funds:
Large Cap Fund	—	—	—	—
Large Cap Index Fund	13,217	—	—	13,217
Small Cap Fund	2,380	—	—	2,380
World Equity Ex-US Fund	8,166	—	—	8,166
Fixed Income Funds:
Core Fixed Income Fund	10,207	—	—	10,207
Emerging Markets Debt Fund	1,997	—	—	1,997
High Yield Bond Fund	3,964	—	—	3,964
Total assets at fair value	$41,090	$—	$—	$41,090
As of September 30, 2011:
Assets:
Money market funds	$1,593	$—	$—	$1,593
Registered Investment Companies-
Equity Funds:
Large Cap Fund	4,765	—	—	4,765
Large Cap Index Fund	4,825	—	—	4,825
Small Cap Fund	1,591	—	—	1,591
World Equity Ex-US Fund	5,550	—	—	5,550
Fixed Income Funds:
Core Fixed Income Fund	8,366	—	—	8,366
Emerging Markets Debt Fund	1,589	—	—	1,589
High Yield Bond Fund	3,149	—	—	3,149
Total assets at fair value	$31,428	$—	$—	$31,428

The Plan had no Level 2 or Level 3 fair value measurements during the two fiscal years and there have been no changes in valuation methodologies as of September 30, 2012. The following is a description of the valuation methodologies used for assets measured at fair value:

Money Market funds: Represents bank balances and money market funds that are valued based on the net asset value of shares held at year end.

Registered Investment Companies: Equity and fixed income funds valued at the net asset value (NAV) of shares held by the plan at year end as reported on the active market on which the individual securities are traded.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Defined Contribution Plan

The Company offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees. The Company matches 50 percent of participants' contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 2 percent and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $1.7 million in fiscal 2012, $1.5 million in fiscal 2011 and $1.4 million in fiscal 2010. The amount contributed for the employer special contribution of the Savings Plan was $143,000 in fiscal 2012, $96,000 in fiscal 2011 and $86,000 in fiscal 2010.

11.	ASSET RETIREMENT OBLIGATIONS (ARO)

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2012	2011
Balance at October 1	$27,026	$26,009
Accretion	1,774	1,663
Additions	380	180
Retirements	(1,197)	(826)
Balance at period end	$27,983	$27,026

Accretion amounts are not reflected as an expense on NJR's Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2013	$1,866
2014	1,948
2015	2,009
2016	2,069
2017	2,121
Total	$10,013

12.	INCOME TAXES

A reconciliation of the United States federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows:

(Thousands)	2012	2011	2010
Statutory income tax expense	$35,213	$48,638	$63,753
Change resulting from
State income taxes	5,434	3,435	4,626
Depreciation and cost of removal	(3,999)	(2,558)	(1,986)
Investment tax credits (ITC)	(34,397)	(13,150)	(769)
Basis adjustment of solar assets due to ITC	5,974	2,266	91
Other	(496)	(966)	(1,023)
Income tax provision	$7,729	$37,665	$64,692
Effective income tax rate	7.7%	27.1%	35.5%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The effective tax rate decreased to 7.7 percent for fiscal 2012 from 27.1 percent in fiscal 2011, due primarily to the impact of federal ITCs of $27.1 million and $9.6 million, net of deferred tax impact related to required basis adjustment, generated by solar investments placed in service during fiscal 2012 and 2011, respectively.

The income tax provision (benefit) from operations consists of the following:

(Thousands)	2012	2011	2010
Current
Federal	$14,983	$14,566	$(7,343)
State	4,025	6,618	(981)
Deferred
Federal	18,757	30,932	65,258
State	4,361	(1,301)	8,527
Investment tax credits	(34,397)	(13,150)	(769)
Income tax provision	$7,729	$37,665	$64,692

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2012	2011
Deferred tax assets
Investment tax credits	$32,002	$3,353
Deferred service contract revenue	3,185	3,191
Incentive compensation	7,666	3,775
Over-recovered gas costs	—	1,866
Other	8,893	5,451
Total deferred tax assets	$51,746	$17,636
Deferred tax liabilities
Property related items	$(284,871)	$(258,501)
Remediation costs	(24,018)	(30,459)
Equity investments	(31,610)	(28,255)
Post employment benefits	(8,520)	(4,914)
Fair value of derivatives	(5,461)	(16,602)
Conservation incentive plan	(11,200)	(3,697)
Under-recovered gas costs	(2,835)	—
Other	(4,514)	(1,492)
Total deferred tax liabilities	$(373,029)	$(343,920)

Total net deferred tax liabilities	$(321,283)	$(326,284)

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the United States Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas, Delaware, Pennsylvania and Louisiana. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company's federal income tax returns through fiscal 2009 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. The IRS is currently examining fiscal 2010 tax return.

The State of New Jersey has completed its sales and use tax examinations through March 31, 2010, and its corporate business tax examinations through September 30, 2008. All periods subsequent to those ended September 30, 2008, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2009, are statutorily open to examination.

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2012 and 2011, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

As of September 30, 2012, the Company has state income tax net operating losses of approximately $51.1 million, which generally have a life of 20 years. The company has recorded a deferred tax asset of approximately $3 million on the Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carry forwards. These deferred tax assets will expire as follows:

(Thousands)
Fiscal years 2013 - 2017	$373
Fiscal years 2018 - 2022	—
Fiscal Years 2023 - 2027	—
Fiscal Years 2028 - 2032	2,639
Total	$3,012

In addition, as of September 30, 2012, the company has an ITC carry forward of approximately $28.8 million, which has a life of 20 years. This carry forward will expire at the end of fiscal year 2032.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $91 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2012, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2013	2014	2015	2016	2017	Thereafter
NJRES:
Natural gas purchases	$388,175	$13,141	$—	$—	$—	$—
Storage demand fees	32,831	18,675	12,037	7,106	5,035	7,318
Pipeline demand fees	60,091	24,063	10,896	9,083	7,770	9,663
Sub-total NJRES	$481,097	$55,879	$22,933	$16,189	$12,805	$16,981
NJNG:
Natural gas purchases	$104,827	$104,262	$113,055	$9,442	$131	$—
Storage demand fees	29,721	24,913	15,854	11,069	9,990	23,247
Pipeline demand fees	61,278	67,804	35,137	34,558	32,753	221,838
Sub-total NJNG	$195,826	$196,979	$164,046	$55,069	$42,874	$245,085
Total (1)	$676,923	$252,858	$186,979	$71,258	$55,679	$262,066

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $119.3 million and $119.9 million for fiscal 2013 and 2014, respectively, and

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

consist primarily of its construction program to support customer growth, maintenance of its distribution system and replacements needed under pipeline safety regulations. Estimated capital expenditures include SAFE construction costs of $34.6 million and $43.4 million for fiscal 2013 and 2014, respectively.

Expenditure estimates are subject to change and do not include costs associated with the restoration of damages to NJNG's infrastructure that occurred subsequent to the 2012 fiscal year end as a result of Superstorm Sandy. See Note 17. Subsequent Events for more information on the impacts of Superstorm Sandy. Furthermore, estimated expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2012, capital expenditures committed or spent related to the purchase and installation of the solar equipment were $100.3 million. The effects of Superstorm Sandy also resulted in damage to a portion of a 1.5 MW commercial rooftop solar array.

Capital expenditures related to renewable energy projects are also subject to change based on a variety of factors, such as the identification of appropriate projects, the timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis, if at all, ability to access capital or allocation of capital to other investments or business opportunities.

As of September 30, 2012, the Company's future minimum lease payments under various operating leases will not be more than $2.1 million annually for the next five years and $5.7 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2012, there were NJR guarantees covering approximately $361 million of natural gas purchases and demand fee commitments of NJRES and NJNG not yet reflected in accounts payable on the Consolidated Balance Sheets.

The Company enters into agreements to lease vehicles, generally over a five-year term, that qualify as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2012, the present value of the liability recognized on the Consolidated Balance Sheets is $650,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $922,000.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a remediation adjustment (RA) approved by the BPU. On January 18, 2012, the BPU approved the recovery of the remediation expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery. As of September 30, 2012, $59.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.6 million to $266.4 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2012, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182 million on the Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in renewable energy projects; the Energy Holdings segment (previously Midstream Assets) consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of appliance and installation services, commercial real estate development, renewable energy and other investments and general corporate activities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Information related to the Company's various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2012	2011	2010
Operating revenues
Natural Gas Distribution
External customers	$627,713	$971,724	$937,433
Intercompany	—	—	8,047
Clean Energy Ventures
External customers	2,257	862	—
Energy Services
External customers	1,577,851	1,996,997	1,671,655
Intercompany	2,760	55,306	13,389
Segment subtotal	2,210,581	3,024,889	2,630,524
Retail and Other
External customers	41,102	39,626	30,216
Intercompany	1,093	334	335
Eliminations	(3,853)	(55,640)	(21,771)
Total	$2,248,923	$3,009,209	$2,639,304
Depreciation and amortization
Natural Gas Distribution	$35,247	$33,140	$31,464
Clean Energy Ventures	5,680	421	—
Energy Services	59	61	153
Energy Holdings	6	6	6
Segment subtotal	40,992	33,628	31,623
Retail and Other	661	742	644
Eliminations	(10)	—	—
Total	$41,643	$34,370	$32,267
Interest income (1)
Natural Gas Distribution	$889	$1,133	$1,973
Energy Services	37	9	15
Energy Holdings	1,098	901	933
Segment subtotal	2,024	2,043	2,921
Retail and Other	3	43	4
Eliminations	(1,001)	(870)	(907)
Total	$1,026	$1,216	$2,018

(1)	Included in other income on the Consolidated Statement of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2012	2011	2010
Interest expense, net of capitalized interest
Natural Gas Distribution	$14,890	$14,875	$16,618
Clean Energy Ventures	854	84	2
Energy Services	1,096	995	1,439
Energy Holdings	2,665	3,165	2,418
Segment subtotal	19,505	19,119	20,477
Retail and Other	1,339	504	774
Total	$20,844	$19,623	$21,251
Income tax provision (benefit)
Natural Gas Distribution	$38,135	$40,322	$38,417
Clean Energy Ventures	(32,507)	(11,604)	(410)
Energy Services	(4,950)	3,281	23,250
Energy Holdings	4,978	4,702	4,301
Segment subtotal	5,656	36,701	65,558
Retail and Other	2,178	1,033	(727)
Eliminations	(105)	(69)	(139)
Total	$7,729	$37,665	$64,692
Equity in earnings of affiliates
Energy Holdings	$14,308	$14,904	$12,996
Eliminations	(3,674)	(3,065)	(2,979)
Total	$10,634	$11,839	$10,017
Net financial earnings (loss)
Natural Gas Distribution	$73,238	$71,322	$70,242
Clean Energy Ventures	19,452	6,761	(593)
Energy Services	10,791	18,583	24,814
Energy Holdings	6,749	6,780	6,444
Segment subtotal	110,230	103,446	100,907
Retail and Other	2,366	3,087	857
Eliminations	(179)	—	—
Total	$112,417	$106,533	$101,764
Capital expenditures
Natural Gas Distribution	$116,455	$101,993	$93,821
Clean Energy Ventures	89,726	71,989	555
Segment subtotal	206,181	173,982	94,376
Retail and Other	1,334	3,549	3,003
Total	$207,515	$177,531	$97,379
Investments in equity investees
Clean Energy Ventures	$8,800	$—	$—
Energy Holdings	—	—	4,300
Total	$8,800	$—	$4,300

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

(Thousands)	2012	2011	2010
Consolidated net financial earnings	$112,417	$106,533	$101,764
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1) (2)	22,631	23,320	(16,825)
Effects of economic hedging related to natural gas inventory, net of taxes (3)	(3,093)	(18,086)	1,132
Consolidated net income	$92,879	$101,299	$117,457

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $142,000, $130,000 and $228,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

(2)	Includes taxes of approximately $13 million, $13.4 million, and $(10) million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

(3)	Includes taxes of approximately $(1.8) million, $(10.5) million and $1.3 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile between GAAP and net financial earnings, current period unrealized gains and losses on the derivatives are excluded from net financial earnings as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, net financial earnings include only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2012	2011	2010
Assets at end of period:
Natural Gas Distribution	$2,005,520	$1,942,691	$1,904,545
Clean Energy Ventures	223,247	80,234	645
Energy Services	347,406	400,882	432,380
Energy Holdings	157,779	159,940	159,882
Segment subtotal	2,733,952	2,583,747	2,497,452
Retail and Other	73,298	87,066	85,219
Intercompany assets (1)	(37,245)	(21,369)	(19,538)
Total	$2,770,005	$2,649,444	$2,563,133

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of September 30, 2012, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2013. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $3.2 million and $4.7 million during the fiscal year ended September 30, 2012 and $971,000 and $4.7 million for the fiscal year ended September 30, 2011. As of September 30, 2012, NJRES had fees payable of $170,000 and $394,000 to Steckman Ridge and Iroquois Gas Transmission, respectively, and had fees payable of $237,000 and $389,000 respectively, as of September 30, 2011, which are included in gas purchases payable.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees associated with both Steckman Ridge and Iroquois Gas Transmission were $9 million and $9.9 million during the fiscal year ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, NJNG had fees payable to Steckman Ridge and Iroquois Gas Transmission in the amount of $775,000 and $61,000, respectively, for both fiscal years.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2014. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas from NJRES at NJNG's citygate and other delivery locations to maintain operational reliability. In September 2010, NJNG and NJRES entered into an another asset management agreement that began in September 2010 and ends October 2014, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's citygate.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2012 and 2011 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2012
Operating revenues	$642,411	$612,921	$425,121	$568,470
Gross margin(1)	$120,364	$115,068	$28,713	$45,155
Operating income (loss)	$75,218	$67,689	$(19,911)	$(14,306)
Net income (loss)	$57,357	$54,535	$(10,320)	$(8,693)
Earnings (loss) per share
Basic	$1.38	$1.31	$(0.25)	$(0.21)
Diluted	$1.38	$1.31	$(0.25)	$(0.21)
2011
Operating revenues	$713,152	$976,987	$648,169	$670,901
Gross margin(1)	$82,659	$136,572	$71,237	$36,520
Operating income (loss)	$40,263	$93,202	$27,182	$(17,646)
Net income (loss)	$24,509	$63,927	$20,374	$(7,511)
Earnings (loss) per share
Basic	$0.59	$1.55	$0.49	$(0.18)
Diluted	$0.59	$1.54	$0.49	$(0.18)

(1)
Gross margin consists of operating revenue less cost of goods sold and other direct expenses at NJR's unregulated subsidiaries and utility gross margin at NJNG, which includes natural gas revenues less natural gas purchases, sales tax, a TEFA and regulatory rider expenses.

The sum of quarterly amounts may not equal the annual amounts due to rounding.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

17.	SUBSEQUENT EVENTS

In October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. As a result, NJNG shut off its natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's approximately 500,100 customers.

NJRCEV also evaluated its solar assets and determined that a portion of a 1.5 MW commercial solar rooftop array sustained damage as a result of the storm.

We anticipate that Superstorm Sandy and its aftermath will influence our financial results but are still assessing the damages. NJR and NJNG are unable to estimate the possible loss or range of loss related to Superstorm Sandy, however, such costs could be material. The financial effects can include lower operating revenues, lower utility gross margin due to extended outages and inability to bill and collect revenues, and higher capital expenditures related to the restoration, repair or replacement of damaged equipment and assets. On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental operating and maintenance costs associated with Superstorm Sandy. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

While the Company believes it has sufficient liquidity to meet its current obligations and to begin to fund restoration efforts from a combination of cash-on-hand and available capacity under revolving credit facilities, the Company may need to seek additional financing in order to fully fund restoration efforts.

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

New Jersey Resources Corporation
Part II

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after September 30, 2012. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption Executive Officers of the Company.

The Board of Directors has adopted the Principal Executive Officer and Senior Financial Officers Code of Ethics, governing the chief executive officer and senior financial officers, in compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and SEC regulations and the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange (NYSE) rules (collectively, the Codes). Copies of the Codes are available free of charge on the Company's website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of each Code is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Codes that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company's website.

Because the Company's common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of February 22, 2012. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

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

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.
(a) 3. Exhibits-See Exhibit Index on page

121

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I - Condensed financial information of registrant for each of the three years in the period ended September 30, 2012	117

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2012	119

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

STATEMENTS OF INCOME

(Thousands)
Fiscal years ended September 30,	2012	2011	2010
Operating revenues	$—	$—	$—
Operating expenses	9,957	10,138	9,213
Operating loss	9,957	10,138	9,213
Other income	11,254	10,580	9,960
Interest expense	1,297	442	748
(Loss) before income taxes and equity in earnings of affiliates	—	—	(1)
Income tax provision (benefit)	95	(11)	57
Equity in earnings of subsidiaries	92,974	101,288	117,515
Net income	$92,879	$101,299	$117,457

STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2012	2011	2010
Net Income	$92,879	$101,299	$117,457
Adjustment to postemployment benefit obligation, net of tax of $348, $(205) and $323, respectively	(505)	296	(467)
Other comprehensive (loss) income	(505)	296	(467)
Comprehensive income	$92,374	$101,595	$116,990

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2012	2011	2010
Net cash provided from operating activities	$47,491	$60,937	$40,370

Net cash (used in) investing activities	$(115,236)	$(54,568)	$(41,397)

Cash flows from (used in) financing activities:
Payments of long-term debt	$(1,678)	$(77)	$—
Tax benefit from stock options exercised	780	2,007	669
Proceeds from common stock	13,834	13,704	6,487
Proceeds from long-term debt	100,000	—	—
Net proceeds from associated companies	13,315	54,538	79,361
Purchases of treasury stock	(8,768)	(10,193)	(29,650)
Payments of common stock dividends	(61,688)	(58,650)	(53,137)
Net proceeds (payments) of short-term debt	11,950	(7,750)	(2,800)
Cash flows from (used in) financing activities	$67,745	$(6,421)	$930
Change in cash and cash equivalents	$—	$(52)	$(97)
Cash and cash equivalents, beginning of year	5	57	154
Cash and cash equivalents, end of year	$5	$5	$57

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)

BALANCE SHEETS

(Thousands)
September 30,	2012	2011
ASSETS
Current assets	$2,778	$3,018
Investments	845,023	814,732
Intercompany receivable, net	241,021	139,193
Deferred charges and other assets	4,945	1,320
Total assets	$1,093,767	$958,263
CAPITALIZATION AND LIABILITIES
Current liabilities	$127,525	$131,117
Long-term debt	150,000	50,000
Deferred credits and other liabilities	2,377	889
Common stock equity	813,865	776,257
Total capitalization and liabilities	$1,093,767	$958,263

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $61.7 million, $58.7 million and $53.1 million during fiscal 2012, 2011 and 2010, respectively.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2012
Regulatory asset	$141	(70)	—	$71
Allowance for doubtful accounts	$4,612	3,932	(3,747)	$4,797
2011
Regulatory asset	$212	(71)	—	$141
Allowance for doubtful accounts	$2,993	4,865	(3,246)	$4,612
2010
Regulatory asset	$282	(70)	—	$212
Allowance for doubtful accounts	$6,064	3,307	(6,378)	$2,993

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 28, 2012
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 28, 2012	/s/ Laurence M. Downes	November 28, 2012	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 28, 2012	/s/ Lawrence R. Codey	November 28, 2012	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 28, 2012	/s/ Donald L. Correll	November 28, 2012	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 28, 2012	/s/ Robert B. Evans	November 28, 2012	/s/ Sharon C. Taylor
	Robert B. Evans Director		Sharon C. Taylor Director

November 28, 2012	/s/ M. William Howard, Jr.	November 28, 2012	/s/ David A. Trice
	M. William Howard, Jr. Director		David A. Trice Director

November 28, 2012	/s/ Jane M. Kenny	November 28, 2012	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.2(d)
Thirty-Third Supplemental Indenture, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.2(d) to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.3
$200,000,000 Credit Agreement dated as of August 24, 2011, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Wells Fargo Bank, National Association, as Documentation Agents, and PNC Capital Markets LLC, as Lead Arranger. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.4
$325,000,000 Amended and Restated Credit Agreement dated as of August 22, 2012 by and among the Company, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., TD Bank, N.A. and U.S. Bank National Association, as Documentation Agents (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on August 28, 2012)

4.5
$60,000,000 Note Purchase Agreement by and among NJNG and J.P. Morgan Securities Inc., as Placement Agent, dated March 15, 2004 (incorporated by reference to Exhibit 4-1 to the Quarterly Report on Form 10-Q as filed on May 10, 2004)

4.6
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.7
$125,000,000 Note Purchase Agreement dated as of May 15, 2008, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on May 20, 2008)

4.8
$100,000,000 Shelf Note Purchase Agreement dated as of May 12, 2011, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on May 17, 2011)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.9
$75,000,000 Shelf Note Purchase Agreement dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.10
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.11
$100,000,000 Credit Facility Agreement by and among New Jersey Natural Gas Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Lead Arranger, dated as of August 29, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*
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

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on September 18, 2012)

10.8*
The Company's 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.10*	2007 Stock Award and Incentive Plan Form of Performance Units Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.13*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement - TSR (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 4, 2010)

10.14*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement - NFE Growth (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 4, 2010)
10.15*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement-NFE (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.16*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.17	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.18	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.19*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement-NFE (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.20*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.21*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.24*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.
†    This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.