Form 10-Q
period 2012-12-31
NEW JERSEY RESOURCES CORP
filed 2013-02-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 5, 2013 was 41,810,073.

New Jersey Resources Corporation

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “may,” “intend,” “expect,” “believe,” “will” or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon New Jersey Resources Corporation (NJR or the Company). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and solar renewable energy certificates (SRECs), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2013 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's 2012 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q, as well as the following:

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

•
the level and rate at which NJNG's costs and expenses (including those related to restoration efforts resulting from Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy) are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

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

•
the impact of natural disasters, terrorist activities, and other extreme events on our operations and customers, including any impacts to utility gross margin and restoration costs resulting from Superstorm Sandy.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2012	2011
OPERATING REVENUES
Utility	$218,849	$191,374
Nonutility	517,170	451,037
Total operating revenues	736,019	642,411
OPERATING EXPENSES
Gas purchases:
Utility	111,321	85,630
Nonutility	455,427	406,417
Operation and maintenance	40,070	38,945
Regulatory rider expenses	13,982	12,543
Depreciation and amortization	11,303	9,600
Energy and other taxes	16,725	14,058
Total operating expenses	648,828	567,193
OPERATING INCOME	87,191	75,218
Other income	265	527
Interest expense, net of capitalized interest	5,825	5,005
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	81,631	70,740
Income tax provision	23,980	16,037
Equity in earnings of affiliates	2,555	2,654
NET INCOME	$60,206	$57,357

EARNINGS PER COMMON SHARE
BASIC	$1.44	$1.38
DILUTED	$1.44	$1.38
DIVIDENDS PER COMMON SHARE	$0.40	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,695	41,434
DILUTED	41,758	41,651

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Net income	$60,206	$57,357
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $221 and $(600), respectively (1)	$(320)	$869
Net unrealized (loss) on derivatives, net of tax of $6 and $23, respectively	(10)	(40)
Adjustment to postemployment benefit obligation, net of tax of $(203) and $(150), respectively	413	219
Other comprehensive income	$83	$1,048
Comprehensive income	$60,289	$58,405

(1)	Available for sale securities are included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2012	2011
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net income	$60,206	$57,357
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) on derivative instruments	(18,335)	(27,474)
Depreciation and amortization	11,303	9,600
Allowance for equity used during construction	(606)	(42)
Allowance for bad debt expense	562	966
Deferred income taxes	22,233	37,724
Manufactured gas plant remediation costs	(941)	(2,099)
Equity in earnings of affiliates, net of distributions received	1,699	2,711
Cost of removal - asset retirement obligations	(137)	(341)
Contributions to postemployment benefit plans	(21,487)	(21,538)
Changes in:
Components of working capital	(88,145)	(144,912)
Other noncurrent assets	(14,101)	5,992
Other noncurrent liabilities	2,782	4,591
Cash flows (used in) operating activities	(44,967)	(77,465)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(32,869)	(19,395)
Solar equipment	(15,320)	(47,611)
Real estate properties and other	(154)	(89)
Cost of removal	(1,276)	(2,323)
Distribution from equity investees	458	—
Withdrawal from restricted cash construction fund	5	28
Cash flows (used in) investing activities	(49,156)	(69,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,838	3,248
Tax benefit from stock options exercised	62	62
Proceeds from sale-leaseback transaction	7,076	6,522
Payments of long-term debt	(1,384)	(1,198)
Purchases of treasury stock	—	(3,717)
Payments of common stock dividends	(33,320)	(14,946)
Net proceeds from short-term debt	114,600	157,250
Cash flows from financing activities	92,872	147,221
Change in cash and cash equivalents	(1,251)	366
Cash and cash equivalents at beginning of period	4,509	7,440
Cash and cash equivalents at end of period	$3,258	$7,806
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(142,852)	$(74,161)
Inventories	(54,993)	1,808
Recovery of gas costs	371	26,444
Gas purchases payable	58,354	(26,728)
Prepaid and accrued taxes	21,993	(1,218)
Accounts payable and other	11,298	(6,740)
Restricted broker margin accounts	13,188	3,468
Customers' credit balances and deposits	(10,897)	(72,625)
Other current assets	15,393	4,840
Total	$(88,145)	$(144,912)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$966	$555
Income taxes	$5	$135
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$(4,934)	$13,200

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2012	September 30, 2012
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,602,315	$1,591,532
Construction work in progress	122,949	102,420
Solar equipment, real estate properties and other, at cost	221,060	192,026
Construction work in progress	2,275	20,558
Total property, plant and equipment	1,948,599	1,906,536
Accumulated depreciation and amortization	(422,271)	(421,659)
Property, plant and equipment, net	1,526,328	1,484,877
CURRENT ASSETS
Cash and cash equivalents	3,258	4,509
Customer accounts receivable
Billed	266,424	170,543
Unbilled revenues	53,957	7,017
Allowance for doubtful accounts	(5,328)	(4,797)
Regulatory assets	31,194	32,734
Gas in storage, at average cost	315,945	265,193
Materials and supplies, at average cost	12,104	7,863
Prepaid and accrued taxes	10,525	32,029
Derivatives, at fair value	45,498	48,021
Restricted broker margin accounts	8,741	21,929
Deferred taxes	10,850	29,074
Other	18,268	33,229
Total current assets	771,436	647,344
NONCURRENT ASSETS
Investments in equity investees	163,337	164,595
Regulatory assets	457,880	441,263
Derivatives, at fair value	523	2,328
Other	29,156	29,598
Total noncurrent assets	650,896	637,784
Total assets	$2,948,660	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2012	September 30, 2012
CAPITALIZATION
Common stock equity	$863,094	$813,865
Long-term debt	530,000	525,169
Total capitalization	1,393,094	1,339,034
CURRENT LIABILITIES
Current maturities of long-term debt	8,646	7,760
Short-term debt	394,400	279,800
Gas purchases payable	240,768	182,414
Accounts payable and other	74,271	66,765
Dividends payable	—	16,648
Deferred and accrued taxes	5,005	2,072
Regulatory liabilities	—	1,169
New Jersey clean energy program	13,621	5,619
Derivatives, at fair value	22,633	42,440
Customers' credit balances and deposits	37,555	48,452
Total current liabilities	796,899	653,139
NONCURRENT LIABILITIES
Deferred income taxes	357,068	355,306
Deferred investment tax credits	5,824	5,905
Deferred revenue	5,304	5,502
Derivatives, at fair value	1,727	3,133
Manufactured gas plant remediation	182,000	182,000
Postemployment employee benefit liability	104,590	124,196
Regulatory liabilities	66,743	67,077
Asset retirement obligation	28,312	27,983
Other	7,099	6,730
Total noncurrent liabilities	758,667	777,832
Commitments and contingent liabilities (Note 11)
Total capitalization and liabilities	$2,948,660	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 493,700 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

NJR Energy Holdings Corporation (NJREH) primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company (Pipeline), which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Energy Holdings segment;

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company (NJRHS) and Commercial Realty & Resources Corporation (CR&R). Retail Holdings and NJR Energy Corporation (NJR Energy) are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The September 30, 2012, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in NJR's 2012 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2013.

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2012		September 30, 2012
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$123,624	19.8	$145,379	22.2
NJRES	192,321	57.6	119,814	45.5
Total	$315,945	77.4	$265,193	67.7

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.5 million and $11 million as of December 31, 2012 and September 30, 2012, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.8 million ($4.6 million, after tax) and $8.3 million ($4.9 million, after tax) as of December 31, 2012 and September 30, 2012, respectively.

Disposal of Equipment

In October 2012, one of NJRCEV's commercial solar assets sustained damage as a result of Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy). The Company determined that a minor portion of the damaged equipment was irreparable and, therefore, disposed of the affected portion. As a result, during the three months ended December 31, 2012, the Company recognized a pre-tax loss of $758,000, which is included in other income on the Unaudited Condensed Consolidated Statements of Operations. The Company has insurance coverage that provides for recovery of losses from property damage.

Recent Updates to the Accounting Standards Codification (ASC)

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2012	September 30, 2012
Regulatory assets-current
Conservation Incentive Program	$25,681	$25,681
Underrecovered gas costs	5,513	7,053
Total current	$31,194	$32,734
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$56,333	$59,745
Liability for future expenditures	182,000	182,000
Deferred income taxes	11,405	11,405
Energy Efficiency Program	28,762	26,025
New Jersey Clean Energy Program (NJCEP)	13,621	5,619
Postemployment and other benefit costs	140,098	142,495
Deferred Superstorm Sandy costs	14,110	—
Other	11,551	13,974
Total noncurrent	$457,880	$441,263
Regulatory liability-current
Derivatives, net	$—	$1,169
Total current	$—	$1,169
Regulatory liabilities-noncurrent
Cost of removal obligation	$65,382	$65,994
Derivatives, net	966	1,000
Other	395	83
Total noncurrent	$66,743	$67,077

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

Recent regulatory filings and/or actions include the following:

•
In November 2012, the BPU approved new state utilities' funding obligations for NJCEP for the period from January 1, 2013 to June 30, 2013. NJNG's share of the total funding requirement will be approximately $9.8 million. Accordingly, NJNG recorded the obligation and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

•
On October 23, 2012, the BPU approved the Safety Acceleration and Facility Enhancement (SAFE) program, to include a four-year incremental investment program of $130 million, exclusive of allowance for funds used during construction (AFUDC) accruals. The approved SAFE Program will include infrastructure costs subject to review in NJNG's next base rate case to be filed no later than November 2015, the deferral of depreciation expense on SAFE investments and recognizes an overall rate of return on infrastructure investments of 6.9 percent. The deferred cost recovery will include accruals for both debt and equity components of AFUDC while construction is in progress. When construction is completed and plant is placed in service, NJNG will accrue an AFUDC rate at 6.9 percent per year until such time that NJNG receives approval for recovery of all costs through base rates.

•
On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy. In addition, NJNG requested the review of and the appropriate recovery period for such deferred expenses be addressed in the Company's next base rate case.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On November 20, 2012, NJNG filed for Accelerated Infrastructure Programs (AIP) base rate cost recovery, requesting an increase of $6.9 million, which represents a cumulative impact of $15.8 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. The existing weighted average cost of capital remained the same for both AIP I and AIP II. The base rate change is requested to be approved in March 2013.

•
On January 1, 2013, a Transitional Energy Facilities Assessment (TEFA) tax reduction went into effect. This is the second of three TEFA rate reductions with the last TEFA rate reduction effective January 2014.

•
On January 23, 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN Project® (SAVEGREEN) through June 30, 2013. The extension will allow the previously approved SAVEGREEN programs to continue with additional grants, incentives and financing to eligible customers. NJNG's July 9, 2012 petition, for an extension and expansion of the SAVEGREEN programs over a four-year period, remains open.

4.	DERIVATIVE INSTRUMENTS

The Company and certain of its subsidiaries are subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company and certain of its subsidiaries enter into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and (losses) are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to potential differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in value recognized in current period earnings.

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2012, NJRCEV began hedging certain of its expected production of solar renewable energy certificates (SRECs) through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement and, therefore, applies NPNS accounting treatment to the contracts and recognizes related revenue upon transfer of the SRECs.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2012		September 30, 2012
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$80	$71	$116	$97
	Derivatives - noncurrent	48	—	70	15
Fair value of derivatives designated as hedging instruments		$128	$71	$186	$112

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$2,713	$1,747	$6,203	$5,034
	Derivatives - noncurrent	—	—	1,000	—
NJRES:
Physical forward commodity contracts	Derivatives - current	13,416	10,423	19,590	9,530
	Derivatives - noncurrent	84	27	658	216
Financial derivative contracts	Derivatives - current	29,289	10,392	22,112	27,779
	Derivatives - noncurrent	391	1,700	600	2,902
Fair value of derivatives not designated as hedging instruments		$45,893	$24,289	$50,163	$45,461
Total fair value of derivatives		$46,021	$24,360	$50,349	$45,573

At December 31, 2012, the gross notional amount of the foreign currency transactions was approximately $6.8 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2012	2011
NJRES:
Physical commodity contracts	Operating revenues	$(5,635)	$(11,908)
Physical commodity contracts	Gas purchases	(206)	4,275
Financial derivative contracts	Gas purchases	29,202	62,454
Total unrealized and realized (losses) gains		$23,361	$54,821

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Not included in the previous table, are (losses) associated with NJNG's financial derivatives that totaled $(6.2) million and $(19.9) million for the three months ended December 31, 2012 and 2011, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchasing activities and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following table reflect the effect of derivative instruments designated as cash flow hedges on OCI as of:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
Derivatives in cash flow hedging relationships:	2012	2011	2012	2011	2012	2011
Foreign currency contracts	$(95)	$(76)	$79	$13	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $9,000 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2012	September 30, 2012
NJNG	Futures	20.6	16.1
	Swaps	—	3.4
NJRES	Futures	(27.1)	(28.6)
	Swaps	(0.7)	13.2
	Options	—	4.4
	Physical	(12.4)	(3.5)

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

(Thousands)	Balance Sheet Location	December 31, 2012	September 30, 2012
NJNG	Broker margin - Current assets	$1,011	$1,713
NJRES	Broker margin - Current assets	$7,730	$20,216

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2012. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$194,354
Noninvestment grade	2,510
Internally rated investment grade	30,934
Internally rated noninvestment grade	10,174
Total	$237,972

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2012 and September 30, 2012, was $700,000 and $1.6 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2012 and September 30, 2012, the Company would have been required to post an additional $600,000 and $1.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	December 31, 2012	September 30, 2012
Carrying value	$479,845	$479,845
Fair market value	$527,371	$530,056

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the specific issue and for NJR's credit rating. As of December 31, 2012, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR's Level 1 assets and liabilities include exchange traded futures and options contracts, listed equities, and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the New York Mercantile Exchange (NYMEX)/Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE) that NJR refers internally to as basis swaps, fixed swaps, futures and options that are cleared through an Futures Commission Merchant (FCM).

Level 2
Price data, which includes both commodity and basis price data other than Level 1 quotes, that is observed either directly or indirectly from publications or pricing services; NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input was considered to be a “model”, it would still be considered to be Level 2 input as:

1)     The data is widely accepted and public
2)    The data is non-proprietary and sourced from an independent third party
3)    The data is observable and published

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012:
Assets:
Physical forward commodity contracts	$—	$13,500	$—	$13,500
Financial derivative contracts - natural gas	32,192	201	—	32,393
Financial derivative contracts - foreign exchange	—	128	—	128
Available for sale equity securities - energy industry (1)	10,469	—	—	10,469
Other (2)	211	—	—	211
Total assets at fair value	$42,872	$13,829	$—	$56,701
Liabilities:
Physical forward commodity contracts	$—	$10,450	$—	$10,450
Financial derivative contracts - natural gas	13,175	664	—	13,839
Financial derivative contracts - foreign exchange	—	71	—	71
Other	—	—	—	—
Total liabilities at fair value	$13,175	$11,185	$—	$24,360

As of September 30, 2012:
Assets:
Physical forward commodity contracts	$—	$20,248	$—	$20,248
Financial derivative contracts - natural gas	14,270	15,645	—	29,915
Financial derivative contracts - foreign exchange	—	186	—	186
Available for sale equity securities - energy industry (1)	11,009	—	—	11,009
Other (2)	30	—	—	30
Total assets at fair value	$25,309	$36,079	$—	$61,388
Liabilities:
Physical forward commodity contracts	$—	$9,746	$—	$9,746
Financial derivative contracts - natural gas	16,922	18,793	—	35,715
Financial derivative contracts - foreign exchange	—	112	—	112
Other	—	—	—	—
Total liabilities at fair value	$16,922	$28,651	$—	$45,573

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

In October 2012, following the implementation of Dodd-Frank, ICE converted its cleared energy “swap” contracts to “futures” contracts and the NYMEX amended their product titles to remove the word “swap” from the titles of their “futures” and “option” contracts. In conjunction with these changes, the Company reviewed its valuation methodology for exchange-traded financial instruments including consideration of credit risk adjustment and discounting. The result of this review is that as of December 31, 2012, exchange-traded/FCM cleared financial derivative contracts, previously categorized as Level 2 Basis Swaps and Fixed Swaps, are categorized as Level 1 Futures. The Company's policy is to recognize transfers in and out at the end of the reporting period.

A summary of transfers between Level 1 and Level 2 is as follows:

(Thousands)
Transfers out of Level 2 into Level 1	December 31, 2012
Assets:
Financial derivative contracts - natural gas	$19,564
Liabilities:
Financial derivative contracts - natural gas	(8,766)
Total	$10,798

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	December 31, 2012	September 30, 2012
Steckman Ridge	$132,709	$132,931
Iroquois	21,828	22,864
Total	$154,537	$155,795

As of December 31, 2012, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 13. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of on-shore wind projects. At that time, the investment represented a 19.9 percent equity interest. Under the terms of the investment agreements, other OwnEnergy investors had the opportunity to invest in the same round of equity financing that NJR participated in. As of December 31, 2012, NJR's ownership interest is 18.7 percent and is accounted for in accordance with the cost method of accounting.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2012	2011
Net income, as reported	$60,206	$57,357
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,695	41,434
Basic earnings per common share	$1.44	$1.38
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,695	41,434
Incremental shares (1)	63	217
Weighted average shares of common stock outstanding-diluted	41,758	41,651
Diluted earnings per common share (2)	$1.44	$1.38

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2012 and 2011.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEBT

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

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	December 31, 2012	September 30, 2012	Maturity Dates
NJNG
Bank credit facility dedicated to EDA Bonds (1) (2)	$100,000	$100,000	August 2015
Bank credit facilities (1)	$250,000	$200,000	August 2014
Amount outstanding at end of period	$204,800	$135,000
Weighted average interest rate at end of period	0.19%	0.18%
Amount available at end of period	$45,200	$65,000
NJR
Debt shelf facilities (3) (4)	$175,000	$175,000	Various
Amount outstanding at end of period	$100,000	$100,000
Weighted average interest rate at end of period	2.74%	2.74%
Amount available at end of period	$75,000	$75,000
Bank credit facilities (1)	$325,000	$325,000	August 2017
Amount outstanding at end of period	$189,600	$144,800
Weighted average interest rate at end of period	1.11%	1.16%
Amount available at end of period (5)	$116,510	$166,339

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of December 31, 2012 and September 30, 2012, respectively.

(3)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(4)	$100 million debt shelf expires May 2013 and $75 million debt shelf expires June 2014.

(5)	Letters of credit outstanding total $18.9 million and $13.9 million as of December 31, 2012 and September 30, 2012, respectively, which reduces amount available.

Other

NJNG received $7.1 million and $6.5 million in December 2012 and 2011, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease.

On October 4, 2012, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue medium-term debt with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014, renew its credit facility supporting NJNG's obligations with respect to bonds issued by the New Jersey Economic Development Authority, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

On November 30, 2012, NJNG utilized the accordion option available under its committed revolving syndicated credit facility to increase the amount of credit available from $200 million to $250 million.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2012	2011	2012	2011
Service cost	$1,718	$1,344	$1,171	$896
Interest cost	2,235	2,206	1,287	1,283
Expected return on plan assets	(3,706)	(3,171)	(913)	(686)
Recognized actuarial loss	1,911	1,254	964	724
Prior service cost amortization	27	11	7	6
Recognized net initial obligation	—	—	(89)	89
Net periodic benefit cost	$2,185	$1,644	$2,427	$2,312

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made discretionary contributions of $20 million to the pension plans in both December 2012 and 2011.

10.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2012 and 2011, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the three months ended December 31, 2012 and 2011, are 28.5 percent and 21.9 percent, respectively. The change in the rate is due primarily to the impact of federal investment tax credits (ITC), net of deferred taxes, of $6.8 million and $11.3 million, generated by solar investments placed into service in the three months ended December 31, 2012 and 2011, respectively, and forecasted to be completed before the end of the fiscal year.

To calculate the estimated annual effective tax rate, NJR considers solar projects that are probable of being completed and available for use during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $94 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2012, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2013	2014	2015	2016	2017	Thereafter
NJRES:
Natural gas purchases	$289,808	$16,049	$—	$—	$—	$—
Storage demand fees	24,070	19,916	12,037	7,106	5,035	7,318
Pipeline demand fees	43,518	23,075	10,380	8,755	7,444	9,371
Sub-total NJRES	$357,396	$59,040	$22,417	$15,861	$12,479	$16,689
NJNG:
Natural gas purchases	$72,749	$102,008	$106,661	$8,921	$113	$—
Storage demand fees	21,861	24,825	15,854	11,069	9,990	23,247
Pipeline demand fees	47,484	70,197	35,436	34,558	32,753	221,838
Sub-total NJNG	$142,094	$197,030	$157,951	$54,548	$42,856	$245,085
Total (1)	$499,490	$256,070	$180,368	$70,409	$55,335	$261,774

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $131.2 million and $119.9 million in fiscal 2013 and 2014, respectively, including estimates of $27.7 million and $43.4 million, respectively, related to SAFE construction costs. Expenditures consist primarily of NJNG's construction program to support customer growth, maintenance of its distribution system, replacement needed under pipeline safety regulations and costs associated with the restoration of damages to NJNG's infrastructure as a result of Superstorm Sandy. Approximately $42.3 million has been committed or spent on capital expenditures, including accruals, during the three months ended December 31, 2012. NJNG has committed or spent $1.1 million related to the SAFE program, $8.6 million related to AIP II program and $22.2 million related to restoration from storm damages during the three months ended December 31, 2012.

As of December 31, 2012, total capital expenditures associated with the restoration of the portions of distribution main affected by Superstorm Sandy are estimated to be between $30 million to $40 million. NJNG expects to spend between $20 million to $27 million during fiscal 2013, with the remainder being spent over the following three fiscal years.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the three months ended December 31, 2012 were $15.3 million. The Company currently estimates solar-related capital expenditures between $70 million and $90 million during fiscal 2013, of which $41.7 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are also estimated to be between $70 million and $90 million. These investments are subject to a variety of factors, such as the identification of appropriate projects, the timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis, if at all, ability to access capital or allocation of capital to other investments or business opportunities.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a Remediation Adjustment (RA). On January 18, 2012, the BPU approved the recovery of the remediation

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenditures incurred through June 30, 2009, which maintained the expected annual recovery at approximately $20 million. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery. As of December 31, 2012, $56.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

In September 2012, NJNG updated an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.6 million to $266.4 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG has recorded an MGP remediation liability and a corresponding regulatory asset of $182 million on the Unaudited Condensed Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in renewable energy projects; the Energy Holdings segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of heating, cooling and water appliance installation and services, commercial real estate development, other investments and general corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating revenues
Natural Gas Distribution
External customers	$218,849	$191,374
Clean Energy Ventures
External customers	3,179	380
Energy Services
External customers	503,635	441,806
Intercompany	107	194
Segment subtotal	725,770	633,754
Retail and Other
External customers	10,355	8,852
Intercompany	263	179
Eliminations	(369)	(374)
Total	$736,019	$642,411
Depreciation and amortization
Natural Gas Distribution	$9,277	$8,632
Clean Energy Ventures	1,831	810
Energy Services	11	16
Energy Holdings	2	1
Segment subtotal	11,121	9,459
Retail and Other	191	141
Eliminations	(9)	—
Total	$11,303	$9,600
Interest income (1)
Natural Gas Distribution	$167	$246
Energy Services	—	31
Energy Holdings	271	248
Segment subtotal	438	525
Retail and Other	1	—
Eliminations	(232)	(235)
Total	$207	$290

(1)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,584	$3,737
Clean Energy Ventures	783	142
Energy Services	568	270
Energy Holdings	591	714
Segment subtotal	5,526	4,863
Retail and Other	299	142
Total	$5,825	$5,005
Income tax provision (benefit)
Natural Gas Distribution	$14,507	$15,596
Clean Energy Ventures	(7,769)	(12,171)
Energy Services	16,164	11,508
Energy Holdings	1,243	1,231
Segment subtotal	24,145	16,164
Retail and Other	(123)	(59)
Eliminations	(42)	(68)
Total	$23,980	$16,037
Equity in earnings of affiliates
Energy Holdings	$3,491	$3,615
Eliminations	(936)	(961)
Total	$2,555	$2,654
Net financial earnings (loss)
Natural Gas Distribution	$25,492	$25,974
Clean Energy Ventures	5,305	10,097
Energy Services	3,014	7,615
Energy Holdings	1,785	1,783
Segment subtotal	35,596	45,469
Retail and Other	(94)	(146)
Eliminations	(9)	(15)
Total	$35,493	$45,308
Capital expenditures
Natural Gas Distribution	$34,145	$21,718
Clean Energy Ventures	15,320	47,611
Segment subtotal	49,465	69,329
Retail and Other	154	89
Total	$49,619	$69,418

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Consolidated net financial earnings	$35,493	$45,308
Less:
Unrealized (gain) from derivative instruments and related transactions, net of taxes (1) (2)	(11,594)	(17,372)
Effects of economic hedging related to natural gas inventory, net of taxes (3)	(13,119)	5,323
Consolidated net income	$60,206	$57,357

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $67,000, and $118,000 for the three months ended December 31, 2012 and 2011, respectively.

(2)	Includes taxes of approximately $(6.8) million and $(10.2) million for the three months ended December 31, 2012 and 2011, respectively.

(3)	Includes taxes of approximately $(7.6) million and $3.1 million for the three months ended December 31, 2012 and 2011, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2012	September 30, 2012
Assets at end of period:
Natural Gas Distribution	$2,105,861	$2,005,520
Clean Energy Ventures	239,057	223,247
Energy Services	437,095	347,406
Energy Holdings	155,850	157,779
Segment subtotal	2,937,863	2,733,952
Retail and Other	48,102	73,298
Intercompany assets (1)	(37,305)	(37,245)
Total	$2,948,660	$2,770,005

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of December 31, 2012, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by April 2013. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $1.6 million and $1.7 million during the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, NJRES had fees payable of $210,000 and $403,000 to Steckman Ridge and Iroquois Gas Transmission, respectively, which are included in gas purchases payable. As of September 30, 2012, fees payable to Steckman Ridge and Iroquois Gas Transmission, were $170,000 and $394,000, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $1.4 million and $1.8 million during the three months ended December 31, 2012 and 2011, respectively. NJNG had fees payable to Steckman Ridge in the amount of $775,000 at both December 31, 2012 and September 30, 2012. As of December 31, 2012, NJNG had fees payable to Iroquois Gas Transmission of $121,000 and as of September 30, 2012, fees payable were $61,000.

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

NJR Clean Energy Ventures (NJRCEV) invests in renewable energy projects consisting primarily of residential and commercial rooftop and ground mount solar systems. In addition, NJRCEV has an ownership interest in OwnEnergy that will allow NJRCEV to participate in on-shore wind projects. NJRCEV comprises the Clean Energy Ventures segment.

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

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2012		September 30, 2012
Assets
Natural Gas Distribution	$2,105,861	71%	$2,005,520	72%
Clean Energy Ventures	239,057	8	223,247	8
Energy Services	437,095	15	347,406	12
Energy Holdings	155,850	5	157,779	6
Retail and Other	48,102	2	73,298	3
Intercompany Assets (1)	(37,305)	(1)	(37,245)	(1)
Total	$2,948,660	100%	$2,770,005	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

An increase in the Natural Gas Distribution segment in both accounts receivable and unbilled revenue due to the seasonality of the business and an increase in Energy Services segment in both accounts receivable and gas in storage were the primary contributors to the increase in assets during the three months ended December 31, 2012.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2012		2011
Net Income (Loss)
Natural Gas Distribution	$25,492	42%	$25,974	45%
Clean Energy Ventures	5,305	9	10,097	18
Energy Services	27,794	46	19,783	34
Energy Holdings	1,785	3	1,783	3
Retail and Other	(94)	—	(146)	—
Eliminations (1)	(76)	—	(134)	—
Total	$60,206	100%	$57,357	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized gains in the Energy Services segment of $11.7 million and $17.5 million, after taxes, for the three months ended December 31, 2012 and 2011, respectively and realized gains (losses) of $13.1 million and $(5.3) million, after taxes, for the three months ended December 31, 2012 and 2011, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory.

NJRES accounts for its physical commodity contracts and its financial derivative instruments used to economically hedge the forecasted purchase, sale and transportation of natural gas at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenues and gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Operations. All physical commodity contracts at NJNG are accounted for under accrual accounting. Accordingly, gains and losses are recognized in earnings when the contract settles and the natural gas is delivered.

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

Management of the Company uses non-Generally Accepted Accounting Principles (non-GAAP) measure, noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings (NFE) is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to Generally Accepted Accounting Principles (GAAP) earnings associated with the derivative instruments.

Net financial earnings by business segment and operations are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2012		2011
Net Financial Earnings (Loss)
Natural Gas Distribution	$25,492	72%	$25,974	57%
Clean Energy Ventures	5,305	15	10,097	22
Energy Services	3,014	8	7,615	17
Energy Holdings	1,785	5	1,783	4
Retail and Other	(94)	—	(146)	—
Eliminations (1)	(9)	—	(15)	—
Total	$35,493	100%	$45,308	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 493,700 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks. NJNG employs certain strategies to mitigate the challenges it faces, including managing the integrity of its infrastructure, pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

In October 2012, high winds, heavy rainfall and the related flooding associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy) caused significant damage to portions of NJNG's distribution system. As a result, NJNG shut off the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of December 31, 2012, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $20 million to $27 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy restoration efforts. NJNG also requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery. As of December 31, 2012, NJNG has approximately $14.1 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure and expects that total incremental operating and maintenance costs during fiscal 2013 will approximate between $15 million to $20 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. In June 2012, NJNG filed for a decrease in the CIP rate for residential non-heating customers and an increase in the CIP rates for residential heating and commercial customers, which was approved on a provisional basis and went into effect October 12, 2012. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

As of December 31, 2012, NJNG has $27.9 million in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

During the three months ended December 31, 2012 and 2011, NJNG added 1,959 and 2,001 new customers and converted 62 and 104 existing customers to natural gas heat and other services, respectively. This customer growth represents an estimated annual increase of approximately 2.6 Bcf in sales to firm customers, which would contribute approximately $1 million annually to utility gross margin assuming normal weather and usage. NJNG currently expects to add approximately 12,500 to 14,500 new customers during the two-year period of fiscal 2013 and 2014. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.6 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of utility gross margin.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.02 per MMBtu (Million Metric British thermal unit) to $3.70 per MMBtu and from $3.36 per MMBtu to $3.76 per MMBtu during the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $3.60 per MMBtu, 5.9 percent higher than the average settlement price of $3.40 per MMBtu during the three months ended December 31, 2012.

NJNG occasionally adjusts its periodic Basic Gas Supply Service (BGSS) rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. Accordingly, during the three months ended December 31, 2011, NJNG issued credits of $24.3 million, to residential and small commercial customers. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices. There were no bill credits issued during the three months ended December 31, 2012.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility gross margin from incentive programs was $2.1 million and $2.8 million during the three months ended December 31, 2012 and 2011, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

NJNG reviews the costs associated with its MGP annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As of December 31, 2012, NJNG has recognized a regulatory asset and an obligation of $182 million, a decrease of $900,000, or .5 percent, compared with the prior year.

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

NJNG implemented its Accelerated Infrastructure Program (AIP), as approved by the BPU, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. Since inception of the program, the BPU has approved total infrastructure investments of $131 million, including $70.8 million related to the initial phase of construction projects (AIP I) and $60.2 million related to the second phase of construction projects (AIP II). NJNG defers the costs associated with the AIP projects, including its weighted cost of capital, and upon regulatory approval recovers these investments through its base rates. The weighted average cost of capital for AIP I and AIP II projects is 7.76 percent and 7.12 percent, respectively, each including a cost of equity of 10.3 percent. On November 20, 2012, NJNG filed for AIP base rate cost recovery, which represented an increase of $6.9 million to $15.8 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. The base rate change is requested to be approved effective March 1, 2013.

On October 23, 2012, NJNG received BPU approval to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $130 million over a four-year period to replace portions of NJNG's gas distribution bare steel and cast iron infrastructure, exclusive of allowance for funds used during construction (AFUDC) accruals.

Other initiatives

NJNG administers The SAVEGREEN Project® (SAVEGREEN), a BPU approved program, which facilitates home energy audits and provides financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period. On January 18, 2012, the BPU approved the extension of the program through January 18, 2013, with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. On July 9, 2012, NJNG filed two petitions with the BPU that include the 2012 rate filing to reconcile BPU approved actual costs for programs and an extension of the programs over a four-year period, with modifications to include certain new programs. This petition remains open and we expect to have a BPU decision on the four-year extension by June 30, 2013. As of December 31, 2012, the BPU approved total EE expenditures of $35.3 million, of which NJNG has spent $31.2 million. On January 23, 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN programs through June 30, 2013. The extension will allow the previously approved SAVEGREEN programs to continue with additional grants, incentives and financing to eligible customers.

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas (CNG) vehicle refueling stations in Monmouth, Ocean and Morris counties. NJNG intends to begin construction of the stations within one year and submit a cost recovery filing to the BPU in the spring of 2013, requesting a base rate change to be effective in the summer of 2013, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the CNG equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

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

In October 2012, a 1.5 MW rooftop commercial solar array sustained damage as a result of Superstorm Sandy. The Company determined that a minor portion of the damaged equipment was irreparable and, therefore, disposed of the affected portion. As a result, NJRCEV recognized a pre-tax loss of $758,000 during the three months ended December 31, 2012, which is expected to be recovered through insurance.

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

As of December 31, 2012, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $132.7 million and $21.8 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 127,700 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and building. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2012. NJR's critical accounting policies have not changed from those reported in the 2012 Annual Report on Form 10-K.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Results of Operations

Consolidated

A summary of the company's consolidated results is as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011	% change
Operating revenues	$736,019	$642,411	14.6%
Gas purchases	$566,748	$492,047	15.2%
Net income	$60,206	$57,357	5.0%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to:

•	increased volumes at NJRES, slightly offset by lower average commodity prices, which correlate to the lower average price levels on the NYMEX; and

•
bill credits issued to NJNG customers during the three months ended December 31, 2011, that did not recur during the current fiscal period, partially offset by decreases in firm sales to customers impacted by Superstorm Sandy and lower CIP accruals as a result of colder weather during the current three-month period.

Earnings for the three months ended December 31, 2012, were $1.44 per basic share and $1.44 per diluted share, compared with $1.38 per basic share and $1.38 per diluted share for the three months ended December 31, 2011. Changes in net income were primarily driven by:

•	an increase at NJRES due primarily to changes in realized and unrealized derivative gains; partially offset by

•	a decrease in investment tax credits associated with solar projects that were completed and placed into service at Clean Energy Ventures; and

•	a slight decrease in earnings at NJNG during the current fiscal period due primarily to lower margins from customers whose service was temporarily suspended as a result of Superstorm Sandy.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's financial results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Utility gross margin
Operating revenues	$218,849	$191,374
Less:
Gas purchases	112,161	86,487
Energy and other taxes	14,252	11,883
Regulatory rider expense	13,982	12,543
Total utility gross margin	78,454	80,461
Operation and maintenance expense	25,191	25,940
Depreciation and amortization	9,277	8,632
Other taxes not reflected in utility gross margin	1,242	906
Operating income	42,744	44,983
Other income	839	324
Interest expense, net of capitalized interest	3,584	3,737
Income tax provision	14,507	15,596
Net income	$25,492	$25,974

Utility Gross Margin

NJNG's utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, a Transitional Energy Facilities Assessment (TEFA) and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries.

Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on utility gross margin.

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

TEFA, which is included in energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations, is calculated on a per-therm basis and excludes sales to cogeneration facilities, other utilities and off-system sales. TEFA represents a regulatory allowed assessment imposed on all energy providers in the State of New Jersey. TEFA replaced the previously used utility gross receipts and franchise tax formula. As of January 1, 2012, TEFA is being phased out over a three-year period.

Regulatory rider expenses consist of recovery of state-mandated programs, the Remediation Adjustment (RA) and energy efficiency costs. These expenses are offset by corresponding revenues and are calculated on a per-therm basis.

NJNG's operating revenues and gas purchases increased by $27.5 million, or 14.4 percent, and by $25.7 million, or 29.7 percent, respectively, during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $24.3 million and $22.7 million, respectively, due to bill credits, inclusive of sales tax refunds of $1.6 million, during the three months ended December 31, 2011, that did not occur during the three months ended December 31, 2012; partially offset by

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $21.7 million and $10.1 million, respectively, as a result of higher therm usage due primarily to weather being 18.2 percent colder than the prior year, partially offset by a decrease in operating revenues of $6.7 million, as a result of lower CIP accruals, along with a decrease of $4.7 million resulting from lower usage by customers that were impacted by Superstorm Sandy;

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $4.6 million and $4.3 million, respectively, as a result of a decrease in the average BGSS rate per therm; and

•
a decrease in operating revenues and gas purchases related to off-system sales in the amount of $2.7 million and $2.1 million, respectively, due primarily to a 14.3 percent reduction in volumes of natural gas sold as a result of an increase in the utilization of NJNG's transport capacity for capacity release activity, coupled with a 1.8 percent decrease in average cost of natural gas sold.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations, totaled $14.3 million and $11.9 million during the three months ended December 31, 2012 and 2011, respectively. The increase in sales tax of $2.7 million during the three months ended December 31, 2012, correlates directly to the changes in operating revenues from firm sales. TEFA, which is calculated on a per-therm basis, decreased $328,000 during three months ended December 31, 2012, primarily due to the first of three TEFA tax reductions.

Regulatory rider expenses increased during the three months ended December 31, 2012, which is offset by a corresponding increase in operating revenues, which was due primarily to a 13.1 percent increase in usage, partially offset by 1.4 percent decrease in rates, compared with the three months ended December 31, 2011.

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended
	December 31,
	2012		2011
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$48,335	11.2	$51,230	10.2
Commercial, industrial and other	12,720	2.2	13,110	2.0
Firm transportation	15,174	4.3	13,180	3.4
Total utility firm gross margin/throughput	76,229	17.7	77,520	15.6
BGSS incentive programs	2,114	32.3	2,839	25.6
Interruptible	111	2.9	102	2.1
Total utility gross margin/throughput	$78,454	52.9	$80,461	43.3

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only. Total utility firm gross margin decreased $1.3 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, which includes a decrease of approximately $1.9 million related to the temporary suspension of service to the areas within NJNG's distribution territory that were affected by Superstorm Sandy, partially offset by an improvement in margin of approximately $600,000 due primarily to customer additions.

Utility firm gross margin from residential sales decreased $2.9 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011. The decline was primarily due the impacts from Superstorm Sandy, which contributed $1.6 million to the decrease in residential firm margin. In addition, transfers of residential sales customers into the transportation service contributed to the decrease in utility firm gross margin from residential sales during the three months ended December 31, 2012, compared with the three months ended December 31, 2011.

Utility firm gross margin from transportation service increased $2 million to $15.2 million during the three months ended December 31, 2012, from $13.2 million during the three months ended December 31, 2011. The improvement was due primarily to an increase in customers that transferred to transportation from residential sales, as discussed above, along with customers that transferred from commercial sales, due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 47,635 and 33,654 residential customers and 9,907 and 8,926 commercial customers using its transportation service at December 31, 2012 and 2011, respectively.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Weather (1)	$3,232	$8,960
Usage	3,861	4,866
Total	$7,093	$13,826

(1)
Compared with the twenty-year average, weather was 4.1 percent warmer-than-normal during the three months ended December 31, 2012, respectively and 19.7 percent warmer-than-normal during the three months ended December 31, 2011, respectively.

BGSS Incentive Programs

Utility gross margin generated by NJNG's BGSS incentive programs decreased $724,000 during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to a decrease in off-system sales and FRM.

Operating Expenses

Operations and maintenance expense decreased $749,000 during the three months ended December 31, 2012, due primarily to the deferral of costs, including overtime, associated with the restoration of the portions of NJNG's infrastructure that were damaged by Superstorm Sandy and lower bad debt expense, offset slightly by increased pipeline integrity costs. Depreciation expense during the three months ended December 31, 2012, increased $645,000 compared with the three months ended December 31, 2011, as a result of additional utility plant being placed into service.

Operating Income

Operating income decreased $2.2 million, or 5 percent, during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to the decrease in total utility gross margin of $2 million and an increase in depreciation expense, partially offset by a decrease in operations and maintenance, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income decreased $482,000, or 1.9 percent, to $25.5 million during the three months ended December 31, 2012 compared with the three months ended December 31, 2011, due primarily to the decrease in operating income as previously discussed, partially offset by a decrease in the income tax provision corresponding to the lower operating income. In addition, the decrease in the income tax provision is partially due to an adjustment to the forecasted effective tax rate resulting from an increase in NJNG's forecasted cost of removal.

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating revenues	$3,179	$380
Operation and maintenance expense	$2,269	$1,451
Depreciation and amortization	$1,831	$810
Income tax (benefit)	$(7,769)	$(12,171)
Net income	$5,305	$10,097

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. During the three months ended December 31, 2012, NJRCEV placed into service two commercial projects totaling approximately 9.1 MW of solar capacity. There were four commercial projects totaling 20.2 MW placed into service during the three months ended December 31, 2011.

In addition, during the three months ended December 31, 2012, NJRCEV's residential solar leasing program installed approximately .8 MW of capacity on 103 homes. This compares with installations of approximately 1 MW of capacity on 140 homes during the three months ended December 31, 2011.

Operating revenues generated during the three months ended December 31, 2012, consisted primarily of the sale of SRECs. As of December 31, 2012, NJRCEV has 13,019 SRECs available for sale. In addition, during fiscal 2012, NJRCEV began hedging a portion of its expected SREC production through forward sale contracts. As of December 31, 2012, NJRCEV has hedged the expected output of approximately 40 percent of its existing commercial assets for energy years 2013 through 2015.

Operating revenues consist of the following:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
SREC sales	$2,912	$309
Energy sales and other	267	71
Total operating revenues	$3,179	$380

Operation and maintenance expense increased by $818,000 during the three months ended December 31, 2012, as compared with the three months ended December 31, 2011, due primarily to increases in compensation, shared corporate services costs, and a rooftop repair resulting from Superstorm Sandy.

Depreciation expense increased $1 million during the three months ended December 31, 2012, as compared with the three months ended December 31, 2011, as a result of additional solar projects being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The net income tax benefit during the three months ended December 31, 2012 and 2011, includes $6.8 million and $11.3 million, respectively, related to ITCs. During the three months ended December 31, 2012, $28.8 million associated with solar projects was placed into service compared with $94 million placed into service during the three months ended December 31, 2011.

Net income decreased $4.8 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to decreased ITCs, increased operation and maintenance and depreciation expenses, and a $758,000 pre-tax loss associated with the disposal and write-off of a portion of a solar asset that was damaged by Superstorm Sandy, which is expected to be recovered through insurance.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating revenues	$503,742	$442,000
Gas purchases (including demand charges) (1)	455,754	406,763
Gross margin	47,988	35,237
Operation and maintenance expense	3,215	3,341
Depreciation and amortization	11	16
Other taxes	236	350
Operating income	44,526	31,530
Other income	—	31
Interest expense, net	568	270
Income tax provision	16,164	11,508
Net income	$27,794	$19,783

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

As of December 31, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	27.1 Bcf of net short futures contracts and fixed swap positions; and

•	0.7 Bcf of net short basis swap positions.

As of December 31, 2011, NJRES' portfolio of financial derivative instruments was comprised of:

•	39.1 Bcf of net short futures contracts and fixed swap positions; and

•	5.6 Bcf of net long basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During the three months ended December 31, 2012, operating revenues increased $61.7 million and gas purchases increased $49 million, due primarily to increases in volume, slightly offset by lower average prices, which correlate to the lower price levels on the NYMEX. NYMEX prices averaged $3.40 per MMBtu during the three months ended December 31, 2012 compared with $3.55 per MMBtu during the three months ended December 31, 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Gross margin

Gross margin during the three months ended December 31, 2012, was higher by approximately $12.8 million compared with the three months ended December 31, 2011, due primarily to an increase of $29.2 million in realized gains as a result of timing differences in the settlement of certain economic hedges, which are described further below, partially offset by a decrease of $9.2 million in unrealized gains.

NJRES recognizes unrealized gains (losses) associated with its physical commodity and financial derivative contracts that have not yet settled. These unrealized amounts represent the change in price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. When transactions are settled any previously recognized unrealized amounts related to these transactions are realized.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating revenues	$503,742	$442,000
Less: Gas purchases	455,754	406,763
Add:
Unrealized (gain) on derivative instruments and related transactions	(18,441)	(27,661)
Effects of economic hedging related to natural gas inventory	(20,748)	8,418
Financial margin	$8,799	$15,994

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating income	$44,526	$31,530
Add:
Operation and maintenance expense	3,215	3,341
Depreciation and amortization	11	16
Other taxes	236	350
Subtotal - Gross margin	47,988	35,237
Add:
Unrealized (gain) on derivative instruments and related transactions	(18,441)	(27,661)
Effects of economic hedging related to natural gas inventory	(20,748)	8,418
Financial margin	$8,799	$15,994

A reconciliation of NJRES' net income to net financial earnings is as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Net income	$27,794	$19,783
Add:
Unrealized (gain) on derivative instruments and related transactions, net of taxes	(11,661)	(17,491)
Effects of economic hedging related to natural gas inventory, net of taxes	(13,119)	5,323
Net financial earnings	$3,014	$7,615

Financial margin decreased $7.2 million to $8.8 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011 due primarily to the timing of certain transactions related to storage and narrower price spreads resulting in lower financial margin from transportation assets. A general decrease in opportunities to generate financial margin from the optimization of transportation and storage assets in NJRES' market area remains in the current market climate. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings.

Operating Expenses

Operation and maintenance expense remained relatively flat during the three months ended December 31, 2012, compared with the three months ended December 31, 2011.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

Net financial earnings decreased $4.6 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to lower financial margin from transportation assets in the current year, compared with the same period last year, partially offset by higher financial margin from storage assets.

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

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Equity in earnings of affiliates	$3,491	$3,615
Operation and maintenance expense	$140	$118
Interest expense, net	$320	$466
Net income	$1,785	$1,783

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Iroquois	$1,176	$1,245
Steckman Ridge	2,315	2,370
Total equity in earnings	$3,491	$3,615

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2012	2011
Operating revenues	$10,618	$9,031
Operation and maintenance expense	$9,497	$8,259
Net (loss)	$(94)	$(146)

Operating revenues increased $1.6 million, or 17.6 percent, during the three months ended December 31, 2012, to $10.6 million compared with $9 million during the three months ended December 31, 2011. The improvement was due primarily to an increase in NJRHS' installations as well as an expansion of its service territory.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and maintenance expense increased $1.2 million during the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due primarily to higher labor and equipment costs related to increased installations at NJRHS.

Net loss during the three months ended December 31, 2012, remained relatively flat compared with the three months ended December 31, 2011, due primarily to increased revenues, partially offset by higher operation and maintenance expense, as previously discussed.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	December 31, 2012	September 30, 2012
Common stock equity	48%	50%
Long-term debt	30	32
Short-term debt	22	18
Total	100%	100%

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its Direct Stock Purchase and Dividend Reinvestment Plan (DRP), which was amended and restated on January 25, 2013, and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use shares purchased on the open market, treasury shares or newly issued shares. On January 25, 2013, NJR registered 2 million shares of NJR common stock for issuance under the DRP.

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.75 million shares. As of December 31, 2012, the Company repurchased a total of approximately 7.5 million of those shares and may repurchase an additional 1.2 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG, NJRCEV and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks, proceeds from the Company's DRP and the issuance of long-term debt from its shelf facilities.

NJR believes that as of December 31, 2012, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement (the MetLife Facility) with Metropolitan Life Insurance Company (MetLife). The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a two-year issuance period ending May 10, 2013, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. NJR has issued $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018 under the MetLife Facility. As of December 31, 2012, $50 million remains available for borrowing under the MetLife Facility.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement (the Prudential Facility) with Prudential Investment Management, Inc. (Prudential). The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. NJR has issued $50 million of 3.25 percent senior notes due September 17, 2022 under the Prudential Facility. As of December 31, 2012, $25 million remains available for borrowing under the Prudential Facility.

As of December 31, 2012, NJNG's long-term debt consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $172.8 million in secured fixed rate debt with maturities ranging from 2018 to 2040 and $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $50.2 million in capital leases with various maturities ranging from 2013 to 2021.

Additionally, NJNG is finalizing documentation with various institutional investors in the private placement market to issue $50 million in senior secured notes due 2028. We anticipate the notes will be issued during the third fiscal quarter of 2013, subject to the satisfaction of customary closing conditions.

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an unsecured $325 million committed credit facility, which expires on August 22, 2017 (NJR Credit Facility). The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, PNC Bank, N.A.'s Prime Rate, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through an unsecured $200 million credit facility that allows for the issuance of commercial paper and short-term bank loans, which expires in August 2014 (NJNG Credit Facility). Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under the NJNG' Credit Facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. On November 30, 2012, NJNG utilized the accordion option available under its committed revolving syndicated credit facility to increase the amount of credit available from $200 million to $250 million.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2012
NJR
Notes Payable to banks:
Balance at end of period	$189,600
Weighted average interest rate at end of period	1.11%
Average balance for the period	$182,432
Weighted average interest rate for average balance	1.11%
Month end maximum for the period	$200,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$204,800
Weighted average interest rate at end of period	0.19%
Average balance for the period	$160,365
Weighted average interest rate for average balance	0.19%
Month end maximum for the period	$204,800

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2012, NJR's average interest rate was 1.11 percent, resulting in interest expense of $523,200. Based on average borrowings under the NJR Credit Facility of $182 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $460,600 during the three months ended December 31, 2012.

As of December 31, 2012, NJR has four letters of credit outstanding totaling $18.9 million, which reduces the amount available under the NJR Credit Facility by the same amount.

NJNG

During the three months ended December 31, 2012, based on its average borrowings NJNG's weighted average interest rate under the NJNG Credit Facility was 0.19 percent, resulting in interest expense of $76,000. Based on average borrowings under the facility of $160 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $410,000 during three months ended December 31, 2012.

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

Sale-Leaseback

NJNG received $7.1 million and $6.5 million in December 2012 and 2011, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Total solar-related capital expenditures during the three months ended December 31, 2012 were $15.3 million. The Company currently estimates solar-related capital expenditures between $70 million and $90 million during fiscal 2013, of which $41.7 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are also estimated to be between $70 million and $90 million.

In October 2012, Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. As of December 31, 2012, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $20 million to $27 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy. NJNG also requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery. As of December 31, 2012, NJNG has approximately $14.1 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure and expects that total incremental operating and maintenance costs during fiscal 2013 will approximate between $15 million to $20 million.

NJNG's total capital expenditures are estimated at $131.2 million and $119.9 million in fiscal 2013 and 2014, respectively, and consist primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2013 and 2014, include an estimated $27.7 million and $43.4 million, respectively, related to SAFE construction costs. As of December 31, 2012, NJNG's capital expenditures spent or committed were $42.3 million, of which, $8.6 million was related to AIP II, $1.1 million was related to SAFE and approximately $22.2 million was related to restoration from storm damages.

Effective October 2011, NJNG is recovering in base rates approximately $8.9 million annually, based on AIP expenditures incurred through August 31, 2011. On November 20, 2012, NJNG filed for AIP base rate cost recovery, requesting an increase of $6.9 million, which represents a cumulative impact of $15.8 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012.

In November 2012, the BPU approved new state utilities' funding obligations for New Jersey Clean Energy Program (NJCEP) for the period from January 1, 2013 to June 30, 2013. NJNG's share of the total funding requirement will be approximately $9.8 million. Accordingly, NJNG recorded the obligation and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

NJNG has sufficient liquidity to meet our current obligations and to fund restoration efforts from a combination of cash on hand and available capacity under revolving credit facilities.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $325.9 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $18.9 million, as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $45 million during the three months ended December 31, 2012, compared with $77.5 million during the three months ended December 31, 2011. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•seasonality of NJR's business;

•fluctuations in wholesale natural gas prices;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•timing of the collections of receivables and payments of current liabilities; and

•volumes of natural gas purchased and sold.

In addition to the factors noted above, the decrease of $32.5 million in cash used in operations during the three months ended December 31, 2012 as compared with the three months ended December 31, 2011, was impacted by:

•	credits of $24.3 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs that did not recur in fiscal 2013; and

•	cash distributions totaling $17.9 million due primarily to the sale of NJRES' MF Global bankruptcy claim; partially offset by

•	additional expenditures of approximately $14.1 million related to Superstorm Sandy restoration efforts that have been deferred as a regulatory asset.

Investing Activities

Cash flow used in investing activities totaled $49.2 million during the three months ended December 31, 2012, compared with $69.4 million during the three months ended December 31, 2011. The decrease was due primarily to lower capital expenditures at NJRCEV related to its solar projects, partially offset by higher capital expenditures at NJNG related to Superstorm Sandy.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by the funding needs of the gas management and marketing functions at NJRES and renewable energy investments at NJRCEV.

Cash flow generated from financing activities totaled $92.9 million during the three months ended December 31, 2012, compared with $147.2 million used during the three months ended December 31, 2011. The decrease is due primarily to lower short-term borrowings at NJNG and higher dividend payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX and over-the-counter markets. The prices on the NYMEX/CME, ICE and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also significantly influenced from time to time by other events.

The regulated and unregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas and NJR Energy from time to time may enter into energy-related ventures. Financial derivatives have historically been transacted on an exchange and cleared through a Futures Commission Merchant (FCM), thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), certain of NJRES and NJNG other transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2012 to December 31, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2012
NJNG	$2,169	$(6,200)	$(4,997)	$966
NJRES	(7,969)	26,186	629	17,588
Total	$(5,800)	$19,986	$(4,368)	$18,554

There were no changes in methods of valuations during the year ended December 31, 2012.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at December 31, 2012, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2013	2014	2015 - 2017	After 2017	Total Fair Value
Price based on NYMEX/CME	$8,617	$479	$—	$—	$9,096
Price based on ICE	11,279	(1,378)	(443)	—	9,458
Total	$19,896	$(899)	$(443)	$—	$18,554

The following is a summary of financial derivatives by type as of December 31, 2012:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	20.6	$3.16 - $4.24	$966
NJRES	Futures	(27.1)	$2.83 - $7.00	18,051
	Swaps	(0.7)	$3.34 - $4.37	(463)
Total				$18,554

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2012 to December 31, 2012:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2012
NJRES - Prices based on other external data	$10,502	(6,626)	826	$3,050

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $17.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $14 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(8,803)	$(17,606)	$(26,408)	$(35,211)
Ending derivative fair value	$13,966	$5,163	$(3,640)	$(12,442)	$(21,245)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$8,803	$17,606	$26,408	$35,211
Ending derivative fair value	$13,966	$22,769	$31,572	$40,374	$49,177

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2012. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJRES' counterparty credit exposure as of December 31, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$180,697	$135,796
Noninvestment grade	2,509	307
Internally rated investment grade	28,855	13,551
Internally rated noninvestment grade	10,056	346
Total	$222,117	$150,000

NJNG's counterparty credit exposure as of December 31, 2012, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$13,657	$12,364
Noninvestment grade	1	—
Internally rated investment grade	2,079	1,129
Internally rated noninvestment grade	118	7
Total	$15,855	$13,500

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2012 and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

New Jersey Resources Corporation
Part I

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2012, and is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2012, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2012 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. NJR does not believe that there have been any material changes from the risk factors as previously disclosed by NJR in the 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/12 - 10/31/12	—	$—	—	1,242,870
11/01/12 - 11/30/12	—	$—	—	1,242,870
12/01/12 - 12/31/12	—	$—	—	1,242,870
Total	—	$—	—	1,242,870

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of December 31, 2012, 1,242,870 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1+	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (FY 2013)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 7, 2013
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer