Form 10-Q
period 2013-03-31
NEW JERSEY RESOURCES CORP
filed 2013-05-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of April 30, 2013 was 41,776,523.

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

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of downturns in the financial markets, a lower discount rate or impacts associated with the Patient Protection and Affordable Care Act;

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

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the possible expiration of the NJNG Conservation Incentive Program (CIP);

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Utility	$351,750	$226,023	$570,599	$417,397
Nonutility	609,135	386,898	1,126,305	837,935
Total operating revenues	960,885	612,921	1,696,904	1,255,332
OPERATING EXPENSES
Gas purchases:
Utility	189,040	78,301	300,361	163,931
Nonutility	611,567	382,055	1,066,994	788,472
Operation and maintenance	43,067	39,185	83,137	78,130
Regulatory rider expenses	23,774	18,443	37,756	30,986
Depreciation and amortization	11,721	10,439	23,024	20,039
Energy and other taxes	24,747	16,809	41,472	30,867
Total operating expenses	903,916	545,232	1,552,744	1,112,425
OPERATING INCOME	56,969	67,689	144,160	142,907
Other income	2,781	349	3,046	876
Interest expense, net of capitalized interest	5,746	5,427	11,571	10,432
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	54,004	62,611	135,635	133,351
Income tax provision	12,065	11,094	36,045	27,131
Equity in earnings of affiliates	3,530	3,018	6,085	5,672
NET INCOME	$45,469	$54,535	$105,675	$111,892

EARNINGS PER COMMON SHARE
BASIC	$1.09	$1.31	$2.53	$2.70
DILUTED	$1.08	$1.31	$2.52	$2.68
DIVIDENDS PER COMMON SHARE	$0.40	$0.38	$0.80	$0.76
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,789	41,509	41,742	41,472
DILUTED	41,972	41,711	41,925	41,673

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Net income	$45,469	$54,535	$105,675	$111,892
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(447), $575, $(226) and $(25), respectively (1)	$647	$(833)	$327	$36
Net unrealized (loss) on derivatives, net of tax of $4, $18, $10 and $41, respectively	(7)	(30)	(17)	(70)
Adjustment to postemployment benefit obligation, net of tax of $(202), $(149), $(405) and $(299), respectively	296	219	709	438
Other comprehensive income (loss)	$936	$(644)	$1,019	$404
Comprehensive income	$46,405	$53,891	$106,694	$112,296

(1)	Available for sale securities are included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,675	$111,892
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	20,466	(15,353)
Depreciation and amortization	23,024	20,039
Allowance for equity used during construction	(1,333)	(139)
Allowance for bad debt expense	1,341	1,586
Deferred income taxes	14,639	20,920
Manufactured gas plant remediation costs	(3,254)	(4,964)
Equity in earnings of affiliates, net of distributions received	1,835	3,852
Cost of removal - asset retirement obligations	(137)	(368)
Contributions to postemployment benefit plans	(23,102)	(22,982)
Changes in:
Components of working capital	(44,510)	(31,567)
Other noncurrent assets	5,198	11,690
Other noncurrent liabilities	8,539	10,018
Cash flows from operating activities	108,381	104,624
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(51,376)	(42,380)
Solar equipment	(24,865)	(61,786)
Real estate properties and other	(298)	(459)
Cost of removal	(14,323)	(6,765)
Distribution from equity investees	648	—
Withdrawal from restricted cash construction fund	—	136
Cash flows (used in) investing activities	(90,214)	(111,254)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,922	7,164
Tax benefit from stock options exercised	79	222
Proceeds from sale-leaseback transaction	7,076	6,522
Payments of long-term debt	(3,833)	(3,371)
Purchases of treasury stock	(1,311)	(4,800)
Payments of common stock dividends	(33,913)	(30,695)
Net proceeds from short-term debt	8,300	31,950
Cash flows (used in) from financing activities	(16,680)	6,992
Change in cash and cash equivalents	1,487	362
Cash and cash equivalents at beginning of period	4,509	7,440
Cash and cash equivalents at end of period	$5,996	$7,802
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(245,241)	$19,773
Inventories	92,822	118,920
Recovery of gas costs	(542)	(21,177)
Gas purchases payable	88,263	(80,941)
Prepaid and accrued taxes	46,900	47,025
Accounts payable and other	(5,070)	(4,573)
Restricted broker margin accounts	(10,196)	(14,249)
Customers' credit balances and deposits	(30,579)	(82,321)
Other current assets	19,133	(14,024)
Total	$(44,510)	$(31,567)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$10,207	$8,324
Income taxes	$4,111	$814
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$(9,463)	$5,041

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2013	September 30, 2012
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,615,598	$1,591,532
Construction work in progress	127,372	102,420
Solar equipment, real estate properties and other, at cost	227,026	192,026
Construction work in progress	2,357	20,558
Total property, plant and equipment	1,972,353	1,906,536
Accumulated depreciation and amortization	(430,271)	(421,659)
Property, plant and equipment, net	1,542,082	1,484,877
CURRENT ASSETS
Cash and cash equivalents	5,996	4,509
Customer accounts receivable
Billed	361,924	170,543
Unbilled revenues	60,478	7,017
Allowance for doubtful accounts	(5,739)	(4,797)
Regulatory assets	25,978	32,734
Gas in storage, at average cost	167,663	265,193
Materials and supplies, at average cost	12,571	7,863
Prepaid and accrued taxes	1,033	32,029
Derivatives, at fair value	42,152	48,021
Restricted broker margin accounts	42,930	21,929
Deferred taxes	26,358	29,074
Other	21,217	33,229
Total current assets	762,561	647,344
NONCURRENT ASSETS
Investments in equity investees	163,914	164,595
Regulatory assets	442,208	441,263
Derivatives, at fair value	781	2,328
Other	30,112	29,598
Total noncurrent assets	637,015	637,784
Total assets	$2,941,658	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2013	September 30, 2012
CAPITALIZATION
Common stock equity	$897,771	$813,865
Long-term debt	527,688	525,169
Total capitalization	1,425,459	1,339,034
CURRENT LIABILITIES
Current maturities of long-term debt	8,601	7,760
Short-term debt	288,100	279,800
Gas purchases payable	270,677	182,414
Accounts payable and other	52,872	66,765
Dividends payable	16,715	16,648
Deferred and accrued taxes	16,845	2,072
Regulatory liabilities	—	1,169
New Jersey clean energy program	7,464	5,619
Derivatives, at fair value	46,525	42,440
Restricted broker margin accounts	10,805	—
Customers' credit balances and deposits	17,873	48,452
Total current liabilities	736,477	653,139
NONCURRENT LIABILITIES
Deferred income taxes	366,410	355,306
Deferred investment tax credits	5,744	5,905
Deferred revenue	5,124	5,502
Derivatives, at fair value	1,310	3,133
Manufactured gas plant remediation	182,000	182,000
Postemployment employee benefit liability	104,804	124,196
Regulatory liabilities	79,025	67,077
Asset retirement obligation	28,312	27,983
Other	6,993	6,730
Total noncurrent liabilities	779,722	777,832
Commitments and contingent liabilities (Note 11)
Total capitalization and liabilities	$2,941,658	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 498,900 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and Accounting Standards Codification (ASC) 270. The September 30, 2012, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2012 Annual Report on Form 10-K.

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2013		September 30, 2012
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$14,891	2.4	$145,379	22.2
NJRES	152,772	43.8	119,814	45.5
Total	$167,663	46.2	$265,193	67.7

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.6 million and $11 million as of March 31, 2013 and September 30, 2012, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.9 million ($5.2 million, after tax) and $8.3 million ($4.9 million, after tax) as of March 31, 2013 and September 30, 2012, respectively.

Disposal of Equipment

In October 2012, certain of NJRCEV's solar assets sustained damage as a result of Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy). To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged equipment. As a result, the Company recognized a pre-tax loss of $766,000, which is included in other income on the Unaudited Condensed Consolidated Statements of Operations as of March 31, 2013. During the second quarter of fiscal 2013, the Company received confirmation from its insurance carrier that its claim to recover the loss was approved and, therefore, recorded a gain in other income on the Unaudited Condensed Consolidated Statements of Operations in the amount of $954,000, representing replacement value of the disposed assets.

Recent Updates to the Accounting Standards Codification (ASC)

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of U.S. generally accepted accounting principles (U.S. GAAP) and those prepared on the basis of International Financial Reporting Standards (IFRS). The amended guidance will become effective for annual periods beginning on or after January 1, 2013, as well as interim periods within those annual periods, and will be applied retrospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

In February 2013, the FASB issued ASU No. 2013-02, an amendment to ASC Topic 220, Comprehensive Income, requiring information about amounts reclassified out of accumulated other comprehensive income as well as income statement line items that are affected by the reclassifications. The new guidance does not change existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 became effective for reporting periods beginning after December 15, 2012. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

NJR applied the provisions of the new guidance prospectively effective January 1, 2013, as follows:

Accumulated Other Comprehensive Income

(Thousands)	Unrealized gain on available for sale securities	Net unrealized gain on derivatives		Adjustment to postemployment benefit obligation		Total
Beginning balance as of January 1, 2013	$4,601	$41		$(15,330)		$(10,688)
Other comprehensive income, excluding reclassifications, net of tax of $(447), $(9), $-, $(456)	647	15		—		662
Amounts reclassified from accumulated other comprehensive income, net of tax of $-, $13, $(203), $(190)	—	(22)	(1)	296	(2)	274
Net current-period other comprehensive income, net of tax of $(447), $4, $(203), $(646)	647	(7)		296		936
Ending balance as of March 31, 2013	$5,248	$34		$(15,034)		$(9,752)

(1)	Reclassified to gas purchases in the Unaudited Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	REGULATION

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2013	September 30, 2012
Regulatory assets-current
Conservation Incentive Program	$18,383	$25,681
Underrecovered gas costs	7,595	7,053
Total current	$25,978	$32,734
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$48,830	$59,745
Liability for future expenditures	182,000	182,000
Deferred income taxes	11,405	11,405
Energy Efficiency Program	31,712	26,025
New Jersey Clean Energy Program (NJCEP)	7,464	5,619
Postemployment and other benefit costs	137,700	142,495
Deferred Superstorm Sandy costs	14,666	—
Other	8,431	13,974
Total noncurrent	$442,208	$441,263
Regulatory liability-current
Derivatives, net	$—	$1,169
Total current	$—	$1,169
Regulatory liabilities-noncurrent
Cost of removal obligation	$64,346	$65,994
Derivatives, net	13,189	1,000
Other	1,490	83
Total noncurrent	$79,025	$67,077

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

Recent regulatory filings and/or actions include the following:

•
In November 2012, the BPU approved the utilities' funding obligations for NJCEP for the period from January 1, 2013 to June 30, 2013. Those programs will now be on a July 1 through June 30 fiscal year basis. NJNG's share of the total funding requirement will be approximately $9.8 million. Accordingly, NJNG recorded the obligation and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

•
On October 23, 2012, the BPU approved the Safety Acceleration and Facility Enhancement (SAFE) program, allowing a four-year incremental capital investment program of $130 million, exclusive of allowance for funds used during construction (AFUDC) accruals. The approval includes an agreement that these infrastructure costs will be subject to review in NJNG's next base rate case to be filed no later than November 2015, the deferral of depreciation expense on SAFE investments and an overall rate of return on infrastructure investments of 6.9 percent. The deferred cost recovery will include accruals for both debt and equity components of AFUDC while construction is in progress. When construction is completed and plant is placed in service, NJNG will accrue an AFUDC rate at 6.9 percent per year until such time that NJNG receives approval for recovery of all costs through base rates.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy. In addition, NJNG requested the review of and the appropriate recovery period for such deferred expenses be addressed in the Company's next base rate case. As of March 31, 2013, NJNG has recorded a regulatory asset in the amount of $14.7 million related to these costs.

In addition, on March 20, 2013, the BPU issued an order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. The BPU order requires NJNG to file a detailed report by July 1, 2013, including unreimbursed, uninsured incremental storm restoration costs.

•
On November 20, 2012, NJNG submitted a filing requesting a base rate increase of $6.9 million for Accelerated Infrastructure Programs (AIP), related to the initial phase of AIP projects (AIP I) and the second phase of AIP projects (AIP II) infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. The existing weighted average cost of capital remained the same for both AIP I and AIP II investments.

•
On January 23, 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN Project® (SAVEGREEN) through June 30, 2013. NJNG's July 9, 2012 petition, for an extension and expansion of the SAVEGREEN programs over a four-year period, remains open.

•	On March 1, 2013, NJNG and South Jersey Gas Company (SJG) filed a joint petition with the BPU requesting the continuation of the Conservation Incentive Program (CIP) with certain modifications.

•
On March 20, 2013, the BPU approved a February 2012 filing that requested approval of NJNG's manufactured gas plant (MGP) expenditures incurred through June 30, 2011, maintaining the existing overall social benefit clause (SBC) rate and recovery.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

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

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in other comprehensive income (OCI). When the foreign exchange contracts are settled, realized gains and (losses) are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in value recognized in current period earnings.

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

During fiscal 2012, NJRCEV began economically hedging certain of its expected production of solar renewable energy certificates (SRECs) through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement and, therefore, applies NPNS accounting treatment to the contracts and recognizes related revenue upon transfer of the SRECs.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2013		September 30, 2012
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$57	$26	$116	$97
	Derivatives - noncurrent	14	—	70	15
Fair value of derivatives designated as hedging instruments		$71	$26	$186	$112

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$14,768	$1,579	$6,203	$5,034
	Derivatives - noncurrent	—	—	1,000	—
NJRES:
Physical forward commodity contracts	Derivatives - current	10,669	4,490	19,590	9,530
	Derivatives - noncurrent	61	232	658	216
Financial derivative contracts	Derivatives - current	16,658	40,430	22,112	27,779
	Derivatives - noncurrent	706	1,078	600	2,902
Fair value of derivatives not designated as hedging instruments		$42,862	$47,809	$50,163	$45,461
Total fair value of derivatives		$42,933	$47,835	$50,349	$45,573

At March 31, 2013, the gross notional amount of the foreign currency transactions was approximately $5.2 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2013	2012	2013	2012
NJRES:
Physical commodity contracts	Operating revenues	$(2,224)	$8,745	$(7,859)	$(3,163)
Physical commodity contracts	Gas purchases	2,762	116	2,556	4,391
Financial derivative contracts	Gas purchases	(30,669)	40,511	(1,467)	102,965
Total unrealized and realized (losses) gains		$(30,131)	$49,372	$(6,770)	$104,193

Not included in the previous table, are gains associated with NJNG's financial derivatives that totaled $12.4 million and $6.2 million for the three months ended and six months ended March 31, 2013, respectively, and (losses) that totaled $(15.4) million and $(35.3) million for the three months ended and six months ended March 31, 2012, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$24	$(25)	$(35)	$(23)	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$(71)	$(75)	$44	$(35)	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $32,000 from OCI into earnings. The maximum tenor is April 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

			Volume (Bcf)
			March 31, 2013	September 30, 2012
NJNG	Futures		20.0	16.1
	Swaps	(1)	—	3.4
	Options		1.8	—
NJRES	Futures		1.5	(28.6)
	Swaps	(1)	—	13.2
	Options		—	4.4
	Physical		61.8	(3.5)
(1) In October 2012, following the implementation of Dodd-Frank, ICE converted its cleared energy “swap” contracts to “futures” contracts and the NYMEX amended their product titles to remove the word “swap” from the titles of their “futures” and “option” contracts.

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

(Thousands)	Balance Sheet Location	March 31, 2013	September 30, 2012
NJNG	Broker margin - Current assets	$—	$1,713
NJNG	Broker margin - Current (liabilities)	$(10,805)	$—
NJRES	Broker margin - Current assets	$42,930	$20,216

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2013. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$215,949
Noninvestment grade	4,333
Internally rated investment grade	44,515
Internally rated noninvestment grade	9,238
Total	$274,035

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2013 and September 30, 2012, was $27,000 and $1.6 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2013 and September 30, 2012, the Company would have been required to post an additional $19,000 and $1.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	March 31, 2013	September 30, 2012
Carrying value	$479,845	$479,845
Fair market value	$527,809	$530,056

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the specific issue and for NJR's credit rating. As of March 31, 2013, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR's Level 1 assets and liabilities include exchange traded futures and options contracts, listed equities, and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the New York Mercantile Exchange (NYMEX)/Chicago Mercantile Exchange (CME) and the Intercontinental Exchange (ICE) that NJR refers internally to as basis swaps, fixed swaps, futures and options that are cleared through a Futures Commission Merchant (FCM).

Level 2
Price data, which includes both commodity and basis price data other than Level 1 quotes, that is observed either directly or indirectly from publications or pricing services; NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input was considered to be a “model”, it would still be considered to be a Level 2 input as:

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2013:
Assets:
Physical forward commodity contracts	$—	$10,730	$—	$10,730
Financial derivative contracts - natural gas	31,998	134	—	32,132
Financial derivative contracts - foreign exchange	—	71	—	71
Available for sale equity securities - energy industry (1)	11,563	—	—	11,563
Other (2)	36	—	—	36
Total assets at fair value	$43,597	$10,935	$—	$54,532
Liabilities:
Physical forward commodity contracts	$—	$4,722	$—	$4,722
Financial derivative contracts - natural gas	43,087	—	—	43,087
Financial derivative contracts - foreign exchange	—	26	—	26
Other	—	—	—	—
Total liabilities at fair value	$43,087	$4,748	$—	$47,835
As of September 30, 2012:
Assets:
Physical forward commodity contracts	$—	$20,248	$—	$20,248
Financial derivative contracts - natural gas	14,270	15,645	—	29,915
Financial derivative contracts - foreign exchange	—	186	—	186
Available for sale equity securities - energy industry (1)	11,009	—	—	11,009
Other (2)	30	—	—	30
Total assets at fair value	$25,309	$36,079	$—	$61,388
Liabilities:
Physical forward commodity contracts	$—	$9,746	$—	$9,746
Financial derivative contracts - natural gas	16,922	18,793	—	35,715
Financial derivative contracts - foreign exchange	—	112	—	112
Other	—	—	—	—
Total liabilities at fair value	$16,922	$28,651	$—	$45,573

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	March 31, 2013	September 30, 2012
Steckman Ridge	$132,210	$132,931
Iroquois	22,904	22,864
Total	$155,114	$155,795

As of March 31, 2013, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 13. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of on-shore wind projects. At that time, the investment represented a 19.9 percent equity interest. Under the terms of the investment agreements, other OwnEnergy investors had the opportunity to invest in the same round of equity financing that NJR participated in. As of March 31, 2013, NJR's ownership interest is 18.7 percent and is accounted for in accordance with the cost method of accounting.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2013	2012	2013	2012
Net income, as reported	$45,469	$54,535	$105,675	$111,892
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,789	41,509	41,742	41,472
Basic earnings per common share	$1.09	$1.31	$2.53	$2.70
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,789	41,509	41,742	41,472
Incremental shares (1)	183	202	183	201
Weighted average shares of common stock outstanding-diluted	41,972	41,711	41,925	41,673
Diluted earnings per common share (2)	$1.08	$1.31	$2.52	$2.68

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2013 and 2012.

8.	DEBT

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

A summary of NJR's and NJNG's debt shelf and credit facilities are as follows:

(Thousands)	March 31, 2013	September 30, 2012	Maturity Dates
NJNG
Bank credit facility dedicated to EDA Bonds (1) (2)	$100,000	$100,000	August 2015
Bank credit facilities (1)	$250,000	$200,000	August 2014
Amount outstanding at end of period	$107,500	$135,000
Weighted average interest rate at end of period	0.17%	0.18%
Amount available at end of period	$142,500	$65,000
NJR
Debt shelf facilities (3) (4)	$175,000	$175,000	Various
Amount outstanding at end of period	$100,000	$100,000
Weighted average interest rate at end of period	2.74%	2.74%
Amount available at end of period	$75,000	$75,000
Bank credit facilities (1)	$325,000	$325,000	August 2017
Amount outstanding at end of period	$180,600	$144,800
Weighted average interest rate at end of period	1.15%	1.16%
Amount available at end of period (5)	$125,510	$166,339

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of March 31, 2013 and September 30, 2012, respectively.

(3)	Uncommitted, long-term debt shelf facilities, which require no commitment fees on the unused amounts.

(4)	NJR's ability to issue debt under the $100 million and $75 million debt shelf facilities expires May 2013 and June 2014, respectively.

(5)	Letters of credit outstanding total $18.9 million and $13.9 million as of March 31, 2013 and September 30, 2012, respectively, which reduces amount available.

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

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes due April 15, 2028 (Notes) in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. Interest is payable on the Notes semi-annually. The proceeds from the Notes were used to refinance short-term debt and will fund capital expenditure requirements.

9.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,718	$1,344	$3,436	$2,688	$1,171	$896	$2,342	$1,792
Interest cost	2,235	2,206	4,470	4,412	1,287	1,283	2,574	2,566
Expected return on plan assets	(3,706)	(3,171)	(7,412)	(6,342)	(913)	(686)	(1,826)	(1,372)
Recognized actuarial loss	1,911	1,254	3,822	2,508	964	724	1,928	1,448
Prior service cost amortization	27	11	54	22	7	6	14	12
Recognized net initial obligation	—	—	—	—	(89)	89	(178)	178
Net periodic benefit cost	$2,185	$1,644	$4,370	$3,288	$2,427	$2,312	$4,854	$4,624

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2013 and 2012, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the six months ended March 31, 2013 and 2012, are 25.4 percent and 19.5 percent, respectively. The change in the rate is due primarily to the impact of federal investment tax credits (ITC), net of deferred taxes, of $12.8 million and $24.9 million, generated by solar investments placed into service in the six months ended March 31, 2013 and 2012, respectively, and forecasted to be completed before the end of the fiscal year.

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

Commitments as of March 31, 2013, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2013	2014	2015	2016	2017	Thereafter
NJRES:
Natural gas purchases	$431,244	$99,374	$31,484	$16,420	$—	$—
Storage demand fees	16,655	23,326	12,016	7,114	5,035	7,318
Pipeline demand fees	29,824	25,644	10,426	8,801	7,452	9,371
Sub-total NJRES	$477,723	$148,344	$53,926	$32,335	$12,487	$16,689
NJNG:
Natural gas purchases	$72,604	$110,195	$109,158	$9,041	$113	$—
Storage demand fees	14,134	25,398	17,310	11,956	9,990	23,247
Pipeline demand fees	31,090	74,586	39,239	34,558	32,753	221,838
Sub-total NJNG	$117,828	$210,179	$165,707	$55,555	$42,856	$245,085
Total (1)	$595,551	$358,523	$219,633	$87,890	$55,343	$261,774

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $145.8 million and $119.9 million in fiscal 2013 and 2014, respectively, including estimates of $27.7 million and $43.4 million, respectively, related to SAFE construction costs. Expenditures consist primarily of NJNG's construction program to support customer growth, maintenance of its distribution system, replacement needed under pipeline safety regulations and costs associated with the restoration of damages to NJNG's infrastructure as a result of Superstorm Sandy. Approximately $64.9 million has been committed or spent on capital expenditures, including accruals, during the six months ended March 31, 2013. NJNG has committed or spent $9 million related to the SAFE program, $10.2 million related to AIP II program and $24.1 million related to restoration from storm damages during the six months ended March 31, 2013.

As of March 31, 2013, total capital expenditures associated with the restoration of the portions of distribution main affected by Superstorm Sandy are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder being spent over the following three fiscal years.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the six months ended March 31, 2013, were $24.9 million. The Company currently estimates solar-related capital expenditures between $60 million and $90 million during fiscal 2013, of which $48.9 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are estimated to be between $70 million and $90 million.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a Remediation Adjustment (RA). On March 20, 2013, the BPU approved the recovery of the remediation expenditures incurred through June 30, 2011, which maintained the expected annual recovery at approximately $20 million. As of March 31, 2013, $48.8 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating revenues
Natural Gas Distribution
External customers	$351,750	$226,023	$570,599	$417,397
Clean Energy Ventures
External customers	1,440	527	4,619	907
Energy Services
External customers	599,362	378,356	1,102,997	820,162
Intercompany	4,444	2,654	4,551	2,848
Segment subtotal	956,996	607,560	1,682,766	1,241,314
Retail and Other
External customers	8,334	8,014	18,689	16,866
Intercompany	186	263	449	442
Eliminations	(4,631)	(2,916)	(5,000)	(3,290)
Total	$960,885	$612,921	$1,696,904	$1,255,332
Depreciation and amortization
Natural Gas Distribution	$9,399	$8,749	$18,676	$17,381
Clean Energy Ventures	2,104	1,511	3,935	2,321
Energy Services	11	16	22	32
Energy Holdings	1	2	3	3
Segment subtotal	11,515	10,278	22,636	19,737
Retail and Other	199	161	390	302
Eliminations	7	—	(2)	—
Total	$11,721	$10,439	$23,024	$20,039
Interest income (1)
Natural Gas Distribution	$146	$214	$313	$460
Energy Services	—	(5)	—	26
Energy Holdings	263	285	534	533
Segment subtotal	409	494	847	1,019
Retail and Other	1	1	2	1
Eliminations	(218)	(268)	(450)	(503)
Total	$192	$227	$399	$517

(1)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,549	$3,713	$7,133	$7,450
Clean Energy Ventures	822	198	1,605	340
Energy Services	640	245	1,208	515
Energy Holdings	476	683	1,067	1,397
Segment subtotal	5,487	4,839	11,013	9,702
Retail and Other	259	588	558	730
Total	$5,746	$5,427	$11,571	$10,432
Income tax provision (benefit)
Natural Gas Distribution	$22,794	$27,016	$37,301	$42,612
Clean Energy Ventures	(6,457)	(14,826)	(14,226)	(26,997)
Energy Services	(5,203)	(2,105)	10,961	9,403
Energy Holdings	1,619	1,393	2,862	2,624
Segment subtotal	12,753	11,478	36,898	27,642
Retail and Other	(906)	(312)	(1,029)	(371)
Eliminations	218	(72)	176	(140)
Total	$12,065	$11,094	$36,045	$27,131
Equity in earnings of affiliates
Energy Holdings	$4,469	$3,967	$7,960	$7,582
Eliminations	(939)	(949)	(1,875)	(1,910)
Total	$3,530	$3,018	$6,085	$5,672
Net financial earnings (loss)
Natural Gas Distribution	$45,917	$44,936	$71,409	$70,910
Clean Energy Ventures	5,154	11,862	10,459	21,959
Energy Services	16,368	15,871	19,382	23,486
Energy Holdings	2,274	2,021	4,059	3,804
Segment subtotal	69,713	74,690	105,309	120,159
Retail and Other	(1,037)	(543)	(1,131)	(689)
Eliminations	(12)	(21)	(21)	(36)
Total	$68,664	$74,126	$104,157	$119,434
Capital expenditures
Natural Gas Distribution	$31,554	$27,427	$65,699	$49,145
Clean Energy Ventures	9,545	14,175	24,865	61,786
Segment subtotal	41,099	41,602	90,564	110,931
Retail and Other	144	370	298	459
Total	$41,243	$41,972	$90,862	$111,390

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Consolidated net financial earnings	$68,664	$74,126	$104,157	$119,434
Less:
Unrealized loss (gain) from derivative instruments and related transactions, net of taxes (1) (2)	24,534	7,664	12,940	(9,708)
Effects of economic hedging related to natural gas inventory, net of taxes (3)	(1,339)	11,927	(14,458)	17,250
Consolidated net income	$45,469	$54,535	$105,675	$111,892

(1)
Excludes unrealized (gains) losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(377,000) and $79,000 for the three months ended and $(310,000) and $197,000 for the six months ended March 31, 2013 and 2012, respectively.

(2)	Includes taxes of approximately $14.7 million and $4.4 million, for the three months ended and $7.9 million and $(5.9) million for the six months ended March 31, 2013 and 2012, respectively.

(3)	Includes taxes of approximately $(778,000) and $6.9 million for the three months ended and $(8.4) million and $10 million for the six months ended March 31, 2013 and 2012, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2013	September 30, 2012
Assets at end of period:
Natural Gas Distribution	$2,048,349	$2,005,520
Clean Energy Ventures	243,616	223,247
Energy Services	466,565	347,406
Energy Holdings	155,908	157,779
Segment subtotal	2,914,438	2,733,952
Retail and Other	71,293	73,298
Eliminations (1)	(44,073)	(37,245)
Total	$2,941,658	$2,770,005

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of March 31, 2013, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by June 2014. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $3.2 million and $3.4 million during the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, NJRES had fees payable of $210,000 and $395,000 to Steckman Ridge and Iroquois Gas Transmission, respectively, which are included in gas purchases payable. As of September 30, 2012, fees payable to Steckman Ridge and Iroquois Gas Transmission, were $170,000 and $394,000, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $2.7 million and $2.3 million during the six months ended March 31, 2013 and 2012, respectively. NJNG had fees payable to Steckman Ridge in the amount of $777,000 at March 31, 2013 and $775,000 at September 30, 2012. NJNG had fees payable to Iroquois Gas Transmission of $61,000 as of both March 31, 2013 and September 30, 2012.

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

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2013		September 30, 2012
Assets
Natural Gas Distribution	$2,048,349	70%	$2,005,520	72%
Clean Energy Ventures	243,616	8	223,247	8
Energy Services	466,565	16	347,406	12
Energy Holdings	155,908	5	157,779	6
Retail and Other	71,293	2	73,298	3
Eliminations (1)	(44,073)	(1)	(37,245)	(1)
Total	$2,941,658	100%	$2,770,005	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The primary contributors to the increase in assets during the six months ended March 31, 2013 was due primarily to the Natural Gas Distribution, Clean Energy Ventures and Energy Services segments. The increase in Natural Gas Distribution was due primarily to increases in accounts receivable and unbilled revenue due to the seasonality of the business along with an increase in property, plant & equipment. The increase in Energy Services segment was due primarily to accounts receivable and gas in storage. The increase in Clean Energy Ventures was due primarily to increased solar assets.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2013		2012		2013		2012
Net Income (Loss)
Natural Gas Distribution	$45,917	101%	$44,936	82%	$71,409	68%	$70,910	63%
Clean Energy Ventures	5,154	11	11,862	22	10,459	10	21,959	20
Energy Services	(7,204)	(16)	(3,642)	(7)	20,590	19	16,141	14
Energy Holdings	2,274	5	2,021	4	4,059	4	3,804	3
Retail and Other	(1,037)	(2)	(543)	(1)	(1,131)	(1)	(689)	—
Eliminations (1)	365	1	(99)	—	289	—	(233)	—
Total	$45,469	100%	$54,535	100%	$105,675	100%	$111,892	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized (losses) in the Energy Services segment of $(24.9) million and $(7.6) million, after taxes, for the three months ended March 31, 2013 and 2012, respectively and realized gains (losses) of $1.3 million and $(11.9) million, after taxes, for the three months ended March 31, 2013 and 2012, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. During the six months ended March 31, 2013 and 2012, unrealized (losses) gains were $(13.3) million and $9.9 million, after taxes, respectively, and realized gains (losses) were $14.5 million and $(17.3) million, after taxes, respectively.

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

Management of the Company uses a non-Generally Accepted Accounting Principles (non-GAAP) measure, noted as “net financial earnings,” when evaluating the operating results of NJRES. Net financial earnings (NFE) is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses as described above, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to Generally Accepted Accounting Principles (GAAP) earnings associated with the derivative instruments.

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2013		2012		2013		2012
Net Financial Earnings (Loss)
Natural Gas Distribution	$45,917	67%	$44,936	61%	$71,409	68%	$70,910	59%
Clean Energy Ventures	5,154	8	11,862	16	10,459	10	21,959	18
Energy Services	16,368	24	15,871	21	19,382	19	23,486	20
Energy Holdings	2,274	3	2,021	3	4,059	4	3,804	3
Retail and Other	(1,037)	(2)	(543)	(1)	(1,131)	(1)	(689)	—
Eliminations (1)	(12)	—	(21)	—	(21)	—	(36)	—
Total	$68,664	100%	$74,126	100%	$104,157	100%	$119,434	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our natural gas distribution segment has approximately 498,900 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks. NJNG employs certain strategies to mitigate the challenges it faces, including managing the integrity of its infrastructure, pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

In October 2012, high winds, heavy rainfall and the related flooding associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy) caused significant damage to portions of NJNG's distribution system. As a result, NJNG shut off the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of March 31, 2013, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy restoration efforts. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery. As of March 31, 2013, NJNG has approximately $14.7 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure and expects that total incremental operating and maintenance costs during fiscal 2013 will approximate between $15 million to $17 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On March 20, 2013, the BPU issued an order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. The BPU order requires NJNG to file a detailed report by July 1, 2013, including unreimbursed, uninsured incremental storm restoration costs.

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

On March 1, 2013, NJNG and South Jersey Gas Company (SJG) filed a joint petition with the BPU requesting the continuation of the Conservation Incentive Program (CIP) with certain modifications.

As of March 31, 2013, NJNG has $18.4 million in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

During the six months ended March 31, 2013 and 2012, NJNG added 3,697 and 3,492 new customers and converted 328 and 261 existing customers to natural gas heat and other services, respectively. This customer growth represents an estimated annual increase of approximately 0.4 Bcf in sales to firm customers, which would contribute approximately $1.9 million annually to utility gross margin assuming normal weather and usage. NJNG currently expects to add approximately 13,000 to 15,000 new customers during the two-year period of fiscal 2013 and 2014. We believe that this growth rate would increase utility gross margin under NJNG's base rates by approximately $3.6 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of utility gross margin.

Commodity prices

Our natural gas distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.02 per MMBtu (Million Metric British thermal unit) to $3.70 per MMBtu and from $2.45 per MMBtu to $3.76 per MMBtu during the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $4.20 per MMBtu, 24.6 percent higher than the average settlement price of $3.37 per MMBtu during the six months ended March 31, 2013.

NJNG occasionally adjusts its periodic Basic Gas Supply Service (BGSS) rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. Accordingly, during the six months ended March 31, 2012, NJNG issued credits of $85.9 million, to residential and small commercial customers. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices. There were no bill credits issued during the six months ended March 31, 2013.

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

Utility gross margin from incentive programs was $4.1 million and $6.1 million during the six months ended March 31, 2013 and 2012, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

NJNG reviews the costs associated with its MGP annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As of March 31, 2013, NJNG has recognized a regulatory asset and an obligation of $182 million, a decrease of $900,000, or .5 percent, compared with the prior year.

NJNG is currently authorized to recover remediation costs of approximately $20 million annually. If there are changes in the regulatory position on the recovery of these costs as determined by the BPU, such costs would be charged to income in the period of such determination. On March 20, 2013, the BPU approved a February 2012 filing that requested approval of NJNG's MGP expenditures incurred through June 30, 2011, maintaining the existing overall social benefit clause (SBC) rate and recovery.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated pipeline integrity.

NJNG implemented its Accelerated Infrastructure Program (AIP), as approved by the BPU, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. Since inception of the program, the BPU has approved total infrastructure investments of $131 million, including $70.8 million related to the initial phase of construction projects (AIP I) and $60.2 million related to the second phase of construction projects (AIP II). NJNG defers the costs associated with the AIP projects, including its weighted cost of capital, and upon regulatory approval recovers these investments through its base rates. The weighted average cost of capital for AIP I and AIP II projects is 7.76 percent and 7.12 percent, respectively, each including a cost of equity of 10.3 percent. On November 20, 2012, NJNG filed for AIP base rate cost recovery, which represented an increase of $6.9 million annually, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. Settlement discussions to resolve the November 2012 filing are in progress.

On October 23, 2012, NJNG received BPU approval to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $130 million over a four-year period to replace portions of NJNG's gas distribution bare steel and cast iron infrastructure, exclusive of allowance for funds used during construction (AFUDC) accruals.

Other

NJNG administers The SAVEGREEN Project® (SAVEGREEN), a BPU approved program, which facilitates home energy audits and provides financing alternatives including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a four to ten-year period. On January 18, 2012, the BPU approved the extension of the program through January 18, 2013, with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. On January 23, 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN programs through June 30, 2013. NJNG's July 9, 2012 petition, for an extension and expansion of the SAVEGREEN programs over a four-year period, remains open. NJNG expects to have a BPU decision on the four-year extension by June 30, 2013. As of March 31, 2013, the BPU approved total Energy Efficiency (EE) expenditures of $39.1 million, of which NJNG has spent $34.1 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas (CNG) vehicle refueling stations in Monmouth, Ocean and Morris counties. In the second quarter of fiscal 2013, NJNG entered into agreements to build the infrastructure for two CNG stations at host facilities and in April 2013, signed an agreement for a third. NJNG expects to invest between $6 million to $8 million to construct these three CNG stations starting in the summer of 2013 and submit a cost recovery filing to the BPU in the spring of 2014, requesting a base rate change to be effective in the fall of 2014, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the CNG equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

On March 6, 2013, the BPU directed its Staff to convene a generic proceeding for all interested parties to review issues associated with consolidated tax adjustments (CTA) as applied in utility base rate proceedings. NJNG responded to the initial data request on May 3, 2013.

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

In October 2012, certain NJRCEV solar assets sustained damage as a result of Superstorm Sandy, including a minor portion of a 1.5 MW rooftop commercial solar array. To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged equipment. Accordingly, NJRCEV recognized a pre-tax loss of $766,000, which is included in other income on the Unaudited Condensed Consolidated Statements of Operations as of March 31, 2013. During the second quarter of fiscal 2013, the Company received confirmation from its insurance carrier that its claim to recover the loss was approved and recorded a receivable in the amount of $954,000, representing replacement value of the disposed assets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2013, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $132.2 million and $22.9 million, respectively.

Retail and Other Operations

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 128,600 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and buildings. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

Results of Operations

Consolidated

A summary of the company's consolidated results is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2013	2012	% change	2013	2012	% change
Operating revenues	$960,885	$612,921	56.8%	$1,696,904	$1,255,332	35.2%
Gas purchases	$800,607	$460,356	73.9%	$1,367,355	$952,403	43.6%
Net income	$45,469	$54,535	(16.6)%	$105,675	$111,892	(5.6)%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during the three and six months ended March 31, 2013, compared with the three and six months ended March 31, 2012, due primarily to:

•	increased volumes at NJRES, coupled with higher average commodity prices, which correlate to the higher average price levels on the NYMEX; and

•
bill credits of $85.9 million issued to NJNG customers during the six months ended March 31, 2012, that did not recur during the current fiscal period along with higher sales due primarily to weather being colder than the prior period and increased off-system sales, partially offset by decreases in firm sales to customers impacted by Superstorm Sandy.

Earnings for the three months ended March 31, 2013, were $1.09 per basic share and $1.08 per diluted share, compared with $1.31 per both basic and diluted shares for the three months ended March 31, 2012.

Changes in net income for the three months ended March 31, 2013, were primarily driven by:

•	a decrease in investment tax credits associated with solar projects that were completed and placed into service at Clean Energy Ventures, and

•	a decrease at NJRES due primarily to changes in realized and unrealized derivative gains.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Earnings for the six months ended March 31, 2013, were $2.53 per basic share and $2.52 per diluted share, compared with $2.70 per basic share and $2.68 per diluted share for the six months ended March 31, 2012.

Changes in net income for the six months ended March 31, 2013, were primarily driven by:

•	a decrease in investment tax credits associated with solar projects that were completed and placed into service at Clean Energy Ventures, partially offset by

•	an increase at NJRES due primarily to changes in realized and unrealized derivative gains.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Utility gross margin
Operating revenues	$351,750	$226,023	$570,599	$417,397
Less:
Gas purchases	194,926	81,667	307,087	168,154
Energy and other taxes	22,515	14,353	36,767	26,236
Regulatory rider expense	23,774	18,443	37,756	30,986
Total utility gross margin	110,535	111,560	188,989	192,021
Operation and maintenance expense	28,705	26,246	53,896	52,186
Depreciation and amortization	9,399	8,749	18,676	17,381
Other taxes not reflected in utility gross margin	1,076	1,235	2,318	2,141
Operating income	71,355	75,330	114,099	120,313
Other income	905	335	1,744	659
Interest expense, net of capitalized interest	3,549	3,713	7,133	7,450
Income tax provision	22,794	27,016	37,301	42,612
Net income	$45,917	$44,936	$71,409	$70,910

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

NJNG's operating revenues and gas purchases increased by $125.7 million, or 55.6 percent, and by $113.3 million, or 138.7 percent, respectively, during the three months ended March 31, 2013, compared with the three months ended March 31, 2012, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $61.6 million and $57.5 million, respectively, due to bill credits, inclusive of sales tax refunds of $4.1 million, during the three months ended March 31, 2012, that did not occur during the three months ended March 31, 2013;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $61.2 million and $30.7 million, respectively, as a result of higher sales due primarily to weather being 28.3 percent colder than the prior year, partially offset by a decrease in operating revenues of $19.5 million, as a result of lower CIP accruals, along with a decrease of $2.4 million resulting from lower usage by customers that were impacted by Superstorm Sandy;

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $26.9 million and $27.1 million, respectively, due primarily to a 57.6 percent increase in volumes of natural gas sold as a result of opportunities in the wholesale energy market, coupled with a 23.8 percent increase in average cost of natural gas sold; partially offset by

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $2.1 million and $2 million, respectively, as a result of a decrease in the average BGSS rate per therm.

NJNG's operating revenues and gas purchases increased by $153.2 million, or 36.7 percent, and by $138.9 million, or 82.6 percent, respectively, during the six months ended March 31, 2013, compared with the six months ended March 31, 2012, as a result of:

•
an increase in operating revenues and gas purchases in the amount of $85.9 million and $80.2 million, respectively, due to bill credits, inclusive of sales tax refunds of $5.7 million, during the six months ended March 31, 2012, that did not occur during the six months ended March 31, 2013;

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $83 million and $40.8 million, respectively, as a result of higher sales due primarily to weather being 24.2 percent colder than the prior year, partially offset by a decrease in operating revenues of $26.2 million, as a result of lower CIP accruals, along with a decrease of $7.1 million resulting from lower usage by customers that were impacted by Superstorm Sandy;

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $24.2 million and $25.1 million, respectively, due primarily to a 19.2 percent increase in volumes of natural gas sold as a result of opportunities in the wholesale energy market, coupled with a 10 percent increase in average cost of natural gas sold; partially offset by

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $6.7 million and $6.3 million, respectively, as a result of a decrease in the average BGSS rate per therm.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations, totaled $22.5 million and $14.4 million during the three months ended March 31, 2013 and 2012, respectively and $36.8 million and $26.2 million during the six months ended March 31, 2013 and 2012, respectively. The increase in sales tax of $8.5 million and $11.2 million during the three and six months ended March 31, 2013, respectively, correlates directly to the changes in operating revenues from firm sales. TEFA, which is calculated on a per-therm basis, decreased $315,000 and $643,000 during the three and six months ended March 31, 2013, respectively, primarily due to the phasing in of additional TEFA tax reductions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Regulatory rider expenses increased $5.3 million and $6.8 million during the three and six months ended March 31, 2013, respectively, due primarily to a 29.1 percent and 22.6 percent increase in sales, respectively, partially offset by a 0.1 percent and 0.7 percent decrease in rates, compared with the three and six months ended March 31, 2012, respectively. Regulatory rider expenses are offset by a corresponding increase in operating revenues.

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in billion cubic feet (Bcf) of natural gas by type:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2013		2012		2013		2012
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$70,786	19.5	$73,496	15.6	$119,121	30.7	$124,726	25.8
Commercial, industrial and other	16,932	3.7	17,401	3.0	29,652	5.9	30,511	5.0
Firm transportation	20,721	7.1	17,351	4.7	35,895	11.4	30,531	8.1
Total utility firm gross margin/throughput	108,439	30.3	108,248	23.3	184,668	48.0	185,768	38.9
BGSS incentive programs	2,004	40.0	3,220	23.2	4,118	72.3	6,059	48.8
Interruptible	92	2.0	92	1.0	203	4.9	194	3.1
Total utility gross margin/throughput	$110,535	72.3	$111,560	47.5	$188,989	125.2	$192,021	90.8

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only. Total utility firm gross margin remained relatively flat during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Total utility firm gross margin decreased $1.1 million during the six months ended March 31, 2013, compared with the six months ended March 31, 2012, due to a decrease of approximately $2.6 million related to the temporary suspension of service to the areas within NJNG's distribution territory that were affected by Superstorm Sandy, partially offset by an increase in margin of approximately $1.5 million due primarily to customer additions.

Utility firm gross margin from residential sales decreased $2.7 million and $5.6 million, respectively, during the three and six months ended March 31, 2013, compared with the three and six months ended March 31, 2012. The decline was primarily due the impacts from Superstorm Sandy, which contributed $679,000 and $2.3 million, respectively, to the decrease in residential firm margin. Transfers of residential sales customers into the transportation service also contributed to the decrease.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility firm gross margin from transportation service increased $3.4 million to $20.7 million during the three months ended March 31, 2013, from $17.4 million during the three months ended March 31, 2012 and increased $5.4 million to $35.9 million during the six months ended March 31, 2013, from $30.5 million during the six months ended March 31, 2012. The improvement was due primarily to an increase in customers that transferred to transportation from residential sales, as discussed above, along with customers that transferred from commercial sales, due to marketing activity by third party natural gas providers in NJNG's distribution territory. NJNG had 51,013 and 34,549 residential customers and 10,125 and 9,086 commercial customers using its transportation service at March 31, 2013 and 2012, respectively.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Weather (1)	$390	$17,013	$3,622	$25,973
Usage	2,525	5,374	6,386	10,240
Total	$2,915	$22,387	$10,008	$36,213

(1)
Compared with the twenty-year average, weather was 1.8 percent and 0.6 percent warmer-than-normal during the three and six months ended March 31, 2013, respectively and 22.5 percent and 21.4 percent warmer-than-normal during the three and six months ended March 31, 2012, respectively.

BGSS Incentive Programs

Utility gross margin generated by NJNG's BGSS incentive programs decreased $1.2 million and $1.9 million during the three and six months ended March 31, 2013, compared with the three and six months ended March 31, 2012, due primarily to a decrease in margin related to off-system sales, storage incentive and FRM.

Operating Expenses

Operations and maintenance expense increased $2.5 million and $1.7 million during the three and six months ended March 31, 2013, respectively, due primarily to increased labor costs, reserve for unused earned vacation due to Superstorm Sandy, pipeline integrity costs and donations. Depreciation expense during the three and six months ended March 31, 2013, increased $650,000 and $1.3 million, respectively, compared with the three and six months ended March 31, 2012, as a result of additional utility plant being placed into service.

Operating Income

Operating income decreased $4 million and $6.2 million, during the three and six months ended March 31, 2013, respectively, compared with the three and six months ended March 31, 2012, due primarily to the decrease in total utility gross margin of $1 million and $3 million and increases in operations and maintenance and depreciation expense, as previously discussed.

Net Income

Net income increased $981,000, or 2.2 percent, to $45.9 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, and $499,000, or 0.7 percent, to $71.4 million during the six months ended March 31, 2013 compared with the six months ended March 31, 2012, due primarily to the decrease in operating income as previously discussed, partially offset by a decrease in the income tax provision corresponding to the lower operating income. In addition, the decrease in the income tax provision is partially due to a lower effective tax rate for the current fiscal periods. The lower rate is due primarily to an increase in the forecasted cost of removal related to equipment that was placed into service prior to 1981, for which there is a higher tax benefit.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating revenues	$1,440	$527	$4,619	$907
Operation and maintenance expense	$1,705	$1,691	$3,974	$3,142
Depreciation and amortization	$2,104	$1,511	$3,935	$2,321
Income tax (benefit)	$(6,457)	$(14,826)	$(14,226)	$(26,997)
Net income	$5,154	$11,862	$10,459	$21,959

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. There were no commercial projects placed into service during the three months ended March 31, 2013 and 2012. During the six months ended March 31, 2013, NJRCEV placed into service two commercial projects totaling approximately 9.1 MW of solar capacity. There were four commercial projects totaling 20.2 MW placed into service during the six months ended March 31, 2012.

In addition, during the three months ended March 31, 2013, NJRCEV's residential solar leasing program installed approximately 1.6 MW of capacity on 191 homes, and 1 MW of capacity on 132 homes during the three months ended March 31, 2012. During the six months ended March 31, 2013, NJRCEV's residential solar leasing program installed approximately 2.4 MW of capacity on 294 homes and 2 MW of capacity on 272 homes during the six months ended March 31, 2012.

Operating revenues generated during the three and six months ended March 31, 2013 consisted primarily of the sale of SRECs. During the three months ended March 31, 2013, NJRCEV sold 7,362 SRECs compared with 2,110 during the three months ended March 31, 2012, and sold 32,362 SRECs during the six months ended March 31, 2013, compared with 3,433 during the six months ended March 31, 2012.

As of March 31, 2013, NJRCEV has 14,079 SRECs available for sale compared with 1,438 as of March 31, 2012. In addition, NJRCEV hedges a portion of its expected SREC production through forward sale contracts. As of March 31, 2013, NJRCEV has hedged the expected output of approximately 40 percent of its existing commercial assets for energy years 2013 through 2015.

Operating revenues consist of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
SREC sales	$947	$336	$3,859	$645
Energy sales and other	493	191	760	262
Total operating revenues	$1,440	$527	$4,619	$907

Operation and maintenance expense remained relatively flat during the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, and increased by $832,000 during the six months ended March 31, 2013, as compared with the six months ended March 31, 2012, due primarily to increases in labor and shared corporate services costs.

Depreciation expense increased $593,000 during the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, respectively and increased $1.6 million during the six months ended March 31, 2013, as compared with the six months ended March 31, 2012, as a result of additional solar projects being placed into service.

The net income tax benefit related to ITCs during the three months ended March 31, 2013 and 2012, was $6 million and $13.6 million, respectively. During the six months ended March 31, 2013 and 2012, income tax benefit related to ITCs was $12.8 million and $24.9 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the three and six months ended March 31, 2013, NJRCEV had $5.3 million and $34.2 million, respectively, associated with solar projects placed into service compared with $6.6 million and $100.5 million placed into service during the three and six months ended March 31, 2012.

Net income during the three and six months ended March 31, 2013 decreased $6.7 million and $11.5 million, respectively, compared with the same periods in the prior year, due primarily to decreased ITCs coupled with increased interest and depreciation expenses, partially offset by an increase in revenue and other income. Other income includes $1 million related to the settlement of a legal claim, as well as an insurance recovery of $954,000, which represents the replacement value of solar assets that were damaged by Superstorm Sandy.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating revenues	$603,806	$381,010	$1,107,548	$823,010
Gas purchases (including demand charges) (1)	611,878	382,432	1,067,632	789,195
Gross margin	(8,072)	(1,422)	39,916	33,815
Operation and maintenance expense	3,380	3,755	6,595	7,096
Depreciation and amortization	11	16	22	32
Other taxes	304	304	540	654
Operating (loss) income	(11,767)	(5,497)	32,759	26,033
Other income	—	(5)	—	26
Interest expense, net	640	245	1,208	515
Income tax (benefit) provision	(5,203)	(2,105)	10,961	9,403
Net (loss) income	$(7,204)	$(3,642)	$20,590	$16,141

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

As of March 31, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	1.5 Bcf of net long futures contracts

As of March 31, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	34.9 Bcf of net short futures contracts and fixed swap positions; and

•	8.2 Bcf of net long basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During the three and six months ended March 31, 2013, operating revenues increased $222.8 million and $284.5 million respectively, and gas purchases increased $229.4 million and $278.4 million, respectively, due primarily to increases in volume, as well as higher average prices, which correlate to the higher price levels on the NYMEX. NYMEX prices averaged $3.34 per MMBtu during the three months ended March 31, 2013 compared with $2.74 per MMBtu during the three months ended March 31, 2012, and averaged $3.37 per MMBtu during the six months ended March 31, 2013, compared with $3.14 per MMBtu during the six months ended March 31, 2012.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Gross margin

Gross margin during the three months ended March 31, 2013, was lower by approximately $6.7 million compared with the three months ended March 31, 2012, due primarily to a decrease of $27.4 million in unrealized gains, partially offset by an increase of $21 million in realized gains as a result of timing differences in the settlement of certain economic hedges, which are described further below.

Gross margin during the six months ended March 31, 2013, was higher by approximately $6.1 million compared with the six months ended March 31, 2012, due primarily to an increase of $50.1 million in realized gains as a result of timing differences in the settlement of certain economic hedges, partially offset by a decrease of $36.6 million in unrealized gains.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating revenues	$603,806	$381,010	$1,107,548	$823,010
Less: Gas purchases	611,878	382,432	1,067,632	789,195
Add:
Unrealized loss (gain) on derivative instruments and related transactions	39,396	11,996	20,955	(15,665)
Effects of economic hedging related to natural gas inventory	(2,117)	18,862	(22,865)	27,280
Financial margin	$29,207	$29,436	$38,006	$45,430

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating (loss) income	$(11,767)	$(5,497)	$32,759	$26,033
Add:
Operation and maintenance expense	3,380	3,755	6,595	7,096
Depreciation and amortization	11	16	22	32
Other taxes	304	304	540	654
Subtotal - Gross margin	(8,072)	(1,422)	39,916	33,815
Add:
Unrealized loss (gain) on derivative instruments and related transactions	39,396	11,996	20,955	(15,665)
Effects of economic hedging related to natural gas inventory	(2,117)	18,862	(22,865)	27,280
Financial margin	$29,207	$29,436	$38,006	$45,430

A reconciliation of NJRES' net income to net financial earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Net (loss) income	$(7,204)	$(3,642)	$20,590	$16,141
Add:
Unrealized loss (gain) on derivative instruments and related transactions, net of taxes	24,911	7,586	13,250	(9,905)
Effects of economic hedging related to natural gas inventory, net of taxes	(1,339)	11,927	(14,458)	17,250
Net financial earnings	$16,368	$15,871	$19,382	$23,486

Financial margin decreased $229,000 to $29.2 million during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Financial margin decreased $7.4 million to $38 million during the six months ended March 31, 2013, compared with the six months ended March 31, 2012 due primarily to the timing of certain transactions related to storage and narrower price spreads resulting in lower financial margin from transportation, partially offset by higher financial margin from storage assets. A general decrease in opportunities to generate financial margin from the optimization of transportation and storage assets in NJRES' market area remains in the current market climate. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expenses

Operation and maintenance expense decreased $375,000 during the three months ended March 31, 2013, compared with the three months ended March 31, 2012 and decreased $501,000 during the six months ended March 31, 2013, compared with the six months ended March 31, 2012. The decreases were due primarily to decreases in labor and shared corporate services costs and legal expenses.

Net Financial Earnings

NFE increased $497,000 during the three months ended March 31, 2013, compared with the three months ended March 31, 2012, due primarily to a favorable tax audit adjustment during the current quarter. During the six months ended March 31, 2013, NFE decreased $4.1 million during the six months ended March 31, 2013, compared with the six months ended March 31, 2012, due primarily to lower financial margin from transportation assets, partially offset by higher financial margin from storage assets.

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

Energy Holdings Segment

Operating Results

The financial results of Energy Holdings are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Equity in earnings of affiliates	$4,469	$3,967	$7,960	$7,582
Operation and maintenance expense	$278	$155	$418	$273
Interest expense, net	$213	$398	$533	$864
Net income	$2,274	$2,021	$4,059	$3,804

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Iroquois	$2,182	$1,592	$3,358	$2,837
Steckman Ridge	2,287	2,375	4,602	4,745
Total equity in earnings	$4,469	$3,967	$7,960	$7,582

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating revenues	$8,520	$8,277	$19,138	$17,308
Operation and maintenance expense	$9,181	$7,554	$18,678	$15,813
Net (loss)	$(1,037)	$(543)	$(1,131)	$(689)

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues increased slightly during the three months ended March 31, 2013 to $8.5 million compared with $8.3 million during the three months ended March 31, 2012. Operating revenues increased $1.8 million, or 10.6 percent, during the six months ended March 31, 2013, to $19.1 million compared with $17.3 million during the six months ended March 31, 2012. An increase in installations due primarily to an expansion of service territories and service contract products contributed to the increase in operating revenues.

Operation and maintenance expense increased $1.6 million during the three months ended March 31, 2013, compared with the three months ended March 31, 2012 and increased $2.9 million during the six months ended March 31, 2013, compared with the six months ended March 31, 2012, due primarily to higher labor and equipment costs corresponding to the increase in installations as discussed above and increased advertising expense.

Net loss increased $113,000 and $421,000 during the three and six months ended March 31, 2013, respectively, compared with the three and six months ended March 31, 2012, due primarily to higher operation and maintenance expense, partially offset by increased revenues as previously discussed.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	March 31, 2013	September 30, 2012
Common stock equity	52%	50%
Long-term debt	31	32
Short-term debt	17	18
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. In January 2010, the Board of Directors authorized an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by 2 million shares to a total of 8.75 million shares. As of March 31, 2013, the Company repurchased a total of approximately 7.5 million of those shares and may repurchase an additional 1.2 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG, NJRCEV and NJRES currently anticipate that its financing requirements for the next twelve months will be met primarily through the issuance of short-term debt, meter sale-leasebacks, proceeds from the Company's DRP and the issuance of long-term debt.

NJR believes that as of March 31, 2013, NJR and NJNG were, and currently are, in compliance with all debt covenants.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement (the MetLife Facility) with Metropolitan Life Insurance Company (MetLife). The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a two-year issuance period ending May 10, 2013, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. NJR has issued $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018 under the MetLife Facility. As of March 31, 2013, $50 million remains available for borrowing under the MetLife Facility.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement (the Prudential Facility) with Prudential Investment Management, Inc. (Prudential). The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. NJR has issued $50 million of 3.25 percent senior notes due September 17, 2022 under the Prudential Facility. As of March 31, 2013, $25 million remains available for borrowing under the Prudential Facility.

As of March 31, 2013, NJNG's long-term debt consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $172.8 million in secured fixed rate debt with maturities ranging from 2018 to 2040 , $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $47.8 million in capital leases with various maturities ranging from 2013 to 2021.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes (3.15 percent notes) due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. The 3.15 percent notes are secured by an equal principal amount of NJNG's First Mortgage Bonds (Series PP) issued under NJNG's Indenture of Mortgage and Deed of Trust dated April 1, 1952, between NJNG and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company) in its capacity as Trustee, as amended and supplemented to date and from time to time, including by the Thirty-Fourth Supplemental Indenture dated as of April 1, 2013, (Mortgage Indenture), until the Release Date (which as defined in the note purchase agreement is the date at which the security provided by the pledge under the Mortgage Indenture would no longer be available to holders of any outstanding series of NJNG's senior secured notes and such indebtedness would become senior unsecured indebtedness). The proceeds from the 3.15 percent notes were used to refinance short-term debt and will fund capital expenditure requirements.

The 3.15 percent notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the 3.15 percent notes at a make-whole prepayment price. The note purchase agreement contains customary representations and warranties of NJNG and the purchasers and also contains customary events of default and certain covenants which will limit NJNG's ability beyond agreed upon thresholds, to, among other things: (i) incur additional debt (including a covenant which limits the amount of Consolidated Total Debt of the Company at the end of a fiscal quarter to 65 percent of the Consolidated Total Capitalization of the Company, as those terms are defined in the Note Purchase Agreement and a covenant limiting Priority Debt to 20 percent of the Company's Consolidated Total Capitalization, as those terms are defined in the Note Purchase Agreement); (ii) incur liens; (iii) make dispositions of assets; (iv) enter into transactions with affiliates; and (v) merge, consolidate, transfer, sell or lease all or substantially all of NJNG's assets. These covenants are subject to a number of important exceptions and qualifications set forth in the Note Purchase Agreement.

NJR is not obligated directly or contingently with respect to the 3.15 percent notes or the First Mortgage Bonds.

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

unsecured $325 million committed credit facility (NJR Credit Facility), which expires on August 22, 2017. The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, PNC Bank, N.A.'s Prime Rate, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its own financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through an unsecured $200 million credit facility that allows for the issuance of commercial paper and short-term bank loans (NJNG Credit Facility), which expires in August 2014. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under the NJNG' Credit Facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. On November 30, 2012, NJNG utilized the accordion option available under its committed revolving syndicated credit facility to increase the amount of credit available from $200 million to $250 million.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2013
NJR
Notes Payable to banks:
Balance at end of period	$180,600	$180,600
Weighted average interest rate at end of period	1.15%	1.15%
Average balance for the period	$186,927	$184,679
Weighted average interest rate for average balance	1.14%	1.13%
Month end maximum for the period	$190,000	$200,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$107,500	$107,500
Weighted average interest rate at end of period	0.17%	0.17%
Average balance for the period	$160,877	$160,621
Weighted average interest rate for average balance	0.17%	0.18%
Month end maximum for the period	$187,000	$204,800

NJR

As noted above, based on its average borrowings during the six months ended March 31, 2013, NJR's average interest rate was 1.13 percent, resulting in interest expense of $1.1 million. Based on average borrowings under the NJR Credit Facility of $184.7 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $928,000 during the six months ended March 31, 2013.

As of March 31, 2013, NJR has four letters of credit outstanding totaling $18.9 million, which reduces the amount available under the NJR Credit Facility by the same amount.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

During the six months ended March 31, 2013, based on its average borrowings NJNG's weighted average interest rate under the NJNG Credit Facility was 0.18 percent, resulting in interest expense of $148,000. Based on average borrowings under the facility of $160.6 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $811,000 during six months ended March 31, 2013.

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

Contractual Obligations

In conjunction with NJR's goal to promote clean energy, NJR has entered into various agreements to install solar equipment involving both residential and commercial projects. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Total solar-related capital expenditures during the six months ended March 31, 2013 were $24.9 million. The Company currently estimates solar-related capital expenditures between $60 million and $90 million during fiscal 2013, of which $48.9 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are also estimated by the Company to be between $70 million and $90 million.

In October 2012, Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. As of March 31, 2013, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy. NJNG also requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery. As of March 31, 2013, NJNG has approximately $14.7 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure and expects that total incremental operating and maintenance costs during fiscal 2013 will approximate between $15 million to $17 million.

On March 20, 2013, the BPU issued an order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to Major Storm Events in 2011 and 2012. The BPU order requires NJNG to file a detailed report by July 1, 2013, including unreimbursed, uninsured incremental storm restoration costs.

NJNG's total capital expenditures are estimated at $145.8 million and $119.9 million in fiscal 2013 and 2014, respectively, and consist primarily of Superstorm Sandy related costs and its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2013 and 2014, include an estimated $27.7 million and $43.4 million, respectively, related to SAFE construction costs. As of March 31, 2013, NJNG's capital expenditures spent or committed were $64.9 million, of which, $10.2 million was related to AIP II, $9 million was related to SAFE and approximately $24.1 million was related to restoration from storm damages.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Effective October 2011, NJNG is recovering in base rates approximately $8.9 million annually, based on AIP expenditures incurred through August 31, 2011. On November 20, 2012, NJNG filed for AIP base rate cost recovery, requesting an increase of $6.9 million, related to AIP I and AIP II infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012.

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

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $415.5 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $18.9 million, as noted above.

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow from operating activities totaled $108.4 million during the six months ended March 31, 2013, compared with $104.6 million during the six months ended March 31, 2012. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•seasonality of NJR's business;

•fluctuations in wholesale natural gas prices;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•timing of the collections of receivables and payments of current liabilities; and

•volumes of natural gas purchased and sold.

In addition to the factors noted above, the decrease of $3.8 million in cash generated from operations during the six months ended March 31, 2013 as compared with the six months ended March 31, 2012, was impacted by:

•	credits of $85.9 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs that did not recur in fiscal 2013;

•	cash distributions totaling $17.9 million due primarily to the sale of NJRES' MF Global bankruptcy claim; partially offset by

•	additional expenditures of approximately $14.7 million related to Superstorm Sandy restoration efforts at NJNG that have been deferred as a regulatory asset;

•
a decrease in cash of $60 million due primarily to a 32 percent increase in the cost of gas purchases at NJRES during fiscal 2013 when compared with a decrease of 30 percent in the cost of gas purchases during fiscal 2012.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Investing Activities

Cash flow used in investing activities totaled $90.2 million during the six months ended March 31, 2013, compared with $111.3 million during the six months ended March 31, 2012. The decrease was due primarily to lower capital expenditures at NJRCEV related to its solar projects partially offset by higher utility plant expenditures and cost of removal as a result of Superstorm Sandy.

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

Cash flow used in financing activities totaled $16.7 million during the six months ended March 31, 2013, compared with $7 million generated from during the six months ended March 31, 2012. The decrease is due primarily to lower short-term borrowings at NJNG.

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

The regulated and unregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas and NJR Energy from time to time may enter into energy-related ventures. Financial derivatives have historically been transacted on an exchange and cleared through a Futures Commission Merchant (FCM), thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), certain of NJRES' and NJNG's other transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2012 to March 31, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2013
NJNG	$2,169	$10,997	$(23)	$13,189
NJRES	(7,969)	(4,967)	11,208	(24,144)
Total	$(5,800)	$6,030	$11,185	$(10,955)

There were no changes in methods of valuations during the year ended March 31, 2013.

The following is a summary of fair market value of financial derivatives at March 31, 2013, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2013	2014	2015 - 2017	After 2017	Total Fair Value
Price based on NYMEX/CME	$3,473	$(3,579)	$(64)	$—	$(170)
Price based on ICE	(6,924)	(3,437)	(424)	—	(10,785)
Total	$(3,451)	$(7,016)	$(488)	$—	$(10,955)

The following is a summary of financial derivatives by type as of March 31, 2013:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	20.0	$3.16 - $4.18	$12,422
	Options	1.8	$0.24 - $0.33	767
NJRES	Futures	1.5	$3.17 - $5.34	(24,144)
Total				$(10,955)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2012 to March 31, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2013
NJRES - Prices based on other external data	$10,502	(8,632)	(4,138)	$6,008

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

approximately $20.9 million. This analysis does not include potential changes to reported credit adjustments embedded in the $20 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(10,452)	$(20,904)	$(31,356)	$(41,808)
Ending derivative fair value	$(20,025)	$(30,477)	$(40,929)	$(51,381)	$(61,833)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$10,452	$20,904	$31,356	$41,808
Ending derivative fair value	$(20,025)	$(9,573)	$879	$11,331	$21,783

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2013. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of March 31, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$204,001	$142,930
Noninvestment grade	4,106	471
Internally rated investment grade	40,697	16,714
Internally rated noninvestment grade	9,152	(33)
Total	$257,956	$160,082

NJNG's counterparty credit exposure as of March 31, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$11,948	$9,561
Noninvestment grade	227	—
Internally rated investment grade	3,818	2,332
Internally rated noninvestment grade	86	27
Total	$16,079	$11,920

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2012, and is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2013, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2012 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. With the exception of the additional risk factors discussed below, there have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

Our investments in renewable energy projects are subject to substantial risks.

Commercial and residential solar energy projects and on-shore wind projects, such as those in which we are investing, are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. These projects are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for ITCs, the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey and in the case of on-shore wind projects, the renewal or extension of the PTC and several states' renewable portfolio standards. As a result, these projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of the solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of the solar project assets.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the the State of New Jersey Board of Public Utilities required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

Cyber-attack or failure of information technology systems could adversely affect our business operation, financial condition and results of operations.

We continue to place greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, our financial condition and results of operations.

We rely on information technology to manage our natural gas distribution and other operations, maintain customer, employee, Company and vendor data, prepare our financial statements and to perform other critical business processes. This technology may fail due to cyber-attack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

There is no guarantee that redundancies we have built into our networks and technology or the procedures that we have implemented to protect against cyber-attack and other unauthorized access to secured data are adequate to safeguard against all failures of technology or security breaches.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/13 - 01/31/13	—	$—	—	1,242,870
02/01/13 - 02/28/13	32,401	$40.46	32,401	1,210,469
03/01/13 - 03/31/13	—	$—	—	1,210,469
Total	32,401	$40.46	32,401	1,210,469

(1)
The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and includes 8,750,000 shares of common stock for repurchase, of which, as of March 31, 2013, 1,210,469 shares remained for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.2(e)+	Thirty-Fourth Supplemental Indenture dated as of April 1, 2013.

4.12+	$50,000,000 Note Purchase Agreement dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto.

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 3, 2013
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer