Form 10-Q
period 2013-06-30
NEW JERSEY RESOURCES CORP
filed 2013-08-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 5, 2013 was 41,380,558.

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for federal investment tax credits (ITCs) and solar renewable energy certificates (SRECs), financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2013 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's 2012 Annual Report on Form 10-K and Part II, Item 1A of NJR's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as well as the following:

•	weather and economic conditions;

•	demographic changes in the New Jersey Natural Gas (NJNG) service territory and their effect on NJNG's customer growth;

•
volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's Basic Gas Supply Service (BGSS) incentive programs, NJR Energy Services' (NJRES) operations and on the Company's risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•	the impact of volatility in the credit markets;

•	the ability to comply with debt covenants;

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates or impacts associated with the Patient Protection and Affordable Care Act;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Utility	$119,022	$106,764	$689,621	$524,161
Nonutility	648,447	318,357	1,774,752	1,156,292
Total operating revenues	767,469	425,121	2,464,373	1,680,453
OPERATING EXPENSES
Gas purchases:
Utility	55,708	45,916	356,069	209,847
Nonutility	593,534	333,402	1,660,528	1,121,874
Operation and maintenance	43,630	40,857	126,767	118,987
Regulatory rider expenses	6,258	5,835	44,014	36,821
Depreciation and amortization	11,942	10,687	34,966	30,726
Energy and other taxes	9,397	8,335	50,869	39,202
Total operating expenses	720,469	445,032	2,273,213	1,557,457
OPERATING INCOME (LOSS)	47,000	(19,911)	191,160	122,996
Other income	1,238	551	4,284	1,427
Interest expense, net of capitalized interest	6,008	4,834	17,579	15,266
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	42,230	(24,194)	177,865	109,157
Income tax provision (benefit)	15,297	(11,230)	51,342	15,901
Equity in earnings of affiliates	2,222	2,644	8,307	8,316
NET INCOME (LOSS)	$29,155	$(10,320)	$134,830	$101,572

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.70	$(0.25)	$3.23	$2.45
DILUTED	$0.70	$(0.25)	$3.22	$2.44
DIVIDENDS PER COMMON SHARE	$0.40	$0.38	$1.20	$1.14
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,608	41,560	41,697	41,501
DILUTED	41,732	41,560	41,820	41,643

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Net income (loss)	$29,155	$(10,320)	$134,830	$101,572
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(9), $(79), $(235) and $(104), respectively	$13	$114	$340	$150
Net unrealized (loss) on derivatives, net of tax of $13, $8, $23 and $49, respectively	(22)	(14)	(39)	(84)
Adjustment to postemployment benefit obligation, net of tax of $(203), $(149), $(608) and $(448), respectively	296	220	1,005	658
Other comprehensive income	$287	$320	$1,306	$724
Comprehensive income (loss)	$29,442	$(10,000)	$136,136	$102,296

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,830	$101,572
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(23,683)	17,596
Depreciation and amortization	34,966	30,726
Allowance for equity used during construction	(1,926)	(317)
Allowance for bad debt expense	1,829	1,989
Deferred income taxes	23,406	30,588
Manufactured gas plant remediation costs	(5,326)	(6,125)
Equity in earnings of affiliates, net of distributions received	(1,050)	4,209
Cost of removal - asset retirement obligations	(926)	(912)
Contributions to postemployment benefit plans	(24,538)	(24,446)
Changes in:
Components of working capital	(22,092)	(110,114)
Other noncurrent assets	(2,607)	8,747
Other noncurrent liabilities	12,256	6,404
Cash flows from operating activities	125,139	59,917
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(73,654)	(71,916)
Solar equipment	(39,756)	(75,243)
Real estate properties and other	(532)	(568)
Cost of removal	(21,186)	(10,634)
Distribution from equity investees	2,107	—
Proceeds from sale of available-for-sale securities	482	—
Withdrawal from restricted cash construction fund	—	126
Cash flows (used in) investing activities	(132,539)	(158,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,581	10,636
Tax benefit from stock options exercised	110	222
Proceeds from sale-leaseback transaction	7,076	6,522
Proceeds from long-term debt	50,000	—
Payments of long-term debt	(5,808)	(4,856)
Purchases of treasury stock	(23,689)	(8,768)
Payments of common stock dividends	(50,619)	(46,466)
Net proceeds from short-term debt	17,100	140,650
Cash flows from financing activities	4,751	97,940
Change in cash and cash equivalents	(2,649)	(378)
Cash and cash equivalents at beginning of period	4,509	7,440
Cash and cash equivalents at end of period	$1,860	$7,062
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(120,719)	$36,598
Inventories	(24,792)	78,601
Recovery of gas costs	4,994	(13,405)
Gas purchases payable	86,932	(99,173)
Prepaid and accrued taxes	20,059	(11,375)
Accounts payable and other	(6,385)	9,754
Restricted broker margin accounts	26,760	(20,320)
Customers' credit balances and deposits	(30,899)	(75,318)
Other current assets	21,958	(15,476)
Total	$(22,092)	$(110,114)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$11,121	$8,918
Income taxes	$9,539	$7,536
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$(9,734)	$(108)

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2013	September 30, 2012
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,637,084	$1,591,532
Construction work in progress	120,881	102,420
Solar equipment, real estate properties and other, at cost	230,580	192,026
Construction work in progress	5,508	20,558
Total property, plant and equipment	1,994,053	1,906,536
Accumulated depreciation and amortization	(408,746)	(421,659)
Property, plant and equipment, net	1,585,307	1,484,877
CURRENT ASSETS
Cash and cash equivalents	1,860	4,509
Customer accounts receivable
Billed	290,364	170,543
Unbilled revenues	6,956	7,017
Allowance for doubtful accounts	(5,667)	(4,797)
Regulatory assets	21,013	32,734
Gas in storage, at average cost	280,118	265,193
Materials and supplies, at average cost	17,730	7,863
Prepaid and accrued taxes	25,863	32,029
Asset held for sale	5,421	—
Derivatives, at fair value	65,478	48,021
Restricted broker margin accounts	1,350	21,929
Deferred taxes	22,033	29,074
Other	17,752	33,229
Total current assets	750,271	647,344
NONCURRENT ASSETS
Investments in equity investees	163,430	164,595
Regulatory assets	460,232	441,263
Derivatives, at fair value	1,720	2,328
Other	30,235	29,598
Total noncurrent assets	655,617	637,784
Total assets	$2,991,195	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2013	September 30, 2012
CAPITALIZATION
Common stock equity	$892,356	$813,865
Long-term debt	516,173	525,169
Total capitalization	1,408,529	1,339,034
CURRENT LIABILITIES
Current maturities of long-term debt	68,492	7,760
Short-term debt	296,900	279,800
Gas purchases payable	269,346	182,414
Accounts payable and other	50,395	66,765
Dividends payable	16,579	16,648
Deferred and accrued taxes	15,705	2,072
Regulatory liabilities	1,191	1,169
New Jersey clean energy program	16,953	5,619
Derivatives, at fair value	36,211	42,440
Restricted broker margin accounts	6,181	—
Customers' credit balances and deposits	17,553	48,452
Total current liabilities	795,506	653,139
NONCURRENT LIABILITIES
Deferred income taxes	370,128	355,306
Deferred investment tax credits	5,664	5,905
Deferred revenue	4,943	5,502
Derivatives, at fair value	4,116	3,133
Manufactured gas plant remediation	182,000	182,000
Postemployment employee benefit liability	105,135	124,196
Regulatory liabilities	78,429	67,077
Asset retirement obligation	28,457	27,983
Other	8,288	6,730
Total noncurrent liabilities	787,160	777,832
Commitments and contingent liabilities (Note 11)
Total capitalization and liabilities	$2,991,195	$2,770,005

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation (NJR or the Company) provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company (NJNG) provides natural gas utility service to approximately 497,400 retail customers in central and northern New Jersey and is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). NJNG comprises the Natural Gas Distribution segment;

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

NJR Energy Holdings Corporation primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois), and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge). Iroquois and Steckman Ridge comprise the Midstream Investments segment (formerly Energy Holdings segment);

NJR Retail Holdings Corporation (Retail Holdings) has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission and Accounting Standards Codification (ASC) 270. The September 30, 2012, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2012 Annual Report on Form 10-K.

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2013		September 30, 2012
($ in thousands)	Gas in Storage	Bcf (1)	Gas in Storage	Bcf (1)
NJNG	$63,900	12.3	$145,379	22.2
NJRES	216,218	56.3	119,814	45.5
Total	$280,118	68.6	$265,193	67.7

(1)	Billion cubic feet (Bcf).

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.5 million and $11 million as of June 30, 2013

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and September 30, 2012, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.9 million ($5.3 million, after tax) and $8.3 million ($4.9 million, after tax) as of June 30, 2013 and September 30, 2012, respectively. During the third quarter of fiscal 2013, NJR received proceeds of approximately $482,000 from the sale of available-for-sale securities and realized a pre-tax gain of $380,000, which is included in other income in the Unaudited Condensed Consolidated Statements of Operations. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Asset Held for Sale

NJR's subsidiary, CR&R, has committed to a plan to sell approximately 25.3 acres of undeveloped land located in Monmouth County with a net book value of $5.4 million. Since it is probable that the sale will be completed within the next 12 months, as of June 30, 2013, the Company has classified the property as held for sale in the Unaudited Condensed Consolidated Balance Sheets.

Disposal of Equipment

In October 2012, certain of NJRCEV's solar assets sustained damage as a result of Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy). To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged assets. As a result, the Company recognized a pre-tax loss of $766,000, which is included in other income on the Unaudited Condensed Consolidated Statements of Operations. During the third quarter of fiscal 2013, the Company received $954,000 from an insurance claim, representing the replacement value of the disposed assets and recorded a gain in the same amount in other income on the Unaudited Condensed Consolidated Statements of Operations.

Recent Updates to the Accounting Standards Codification

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of generally accepted accounting principles (GAAP) in the United States of America and those prepared on the basis of International Financial Reporting Standards. The amended guidance will become effective for annual periods beginning on or after January 1, 2013, as well as interim periods within those annual periods, and will be applied retrospectively. The Company has determined that the new guidance will not impact its financial position, results of operations or cash flows upon adoption.

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

NJR applied the provisions of the new guidance prospectively effective January 1, 2013. The information for the six month period ending June 30, 3013 is as follows:

Accumulated Other Comprehensive Income

(Thousands)	Unrealized gain on available for sale securities		Net unrealized gain on derivatives		Adjustment to postemployment benefit obligation		Total
Beginning balance as of January 1, 2013	$4,601		$41		$(15,330)		$(10,688)
Other comprehensive income, excluding reclassifications, net of tax of $(611), $(4), $-, $(615)	885		6		—		891
Amounts reclassified from accumulated other comprehensive income, net of tax of $155, $21 $(405), $(229)	(225)	(1)	(40)	(2)	592	(3)	327
Net current-period other comprehensive income, net of tax of $(456), $17, $(405), $(844)	660		(34)		592		1,218
Ending balance as of June 30, 2013	$5,261		$7		$(14,738)		$(9,470)

(1)	Reclassified to other income in the Unaudited Consolidated Statements of Operations.

(2)	Reclassified to gas purchases in the Unaudited Consolidated Statements of Operations.

(3)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	REGULATION

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2013	September 30, 2012
Regulatory assets-current
Conservation Incentive Program	$18,954	$25,681
Underrecovered gas costs	2,059	7,053
Total current	$21,013	$32,734
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$47,405	$59,745
Liability for future expenditures	182,000	182,000
Deferred income taxes	11,405	11,405
Derivatives at fair value, net	386	—
Energy Efficiency Program	38,759	26,025
New Jersey Clean Energy Program (NJCEP)	16,953	5,619
Postemployment and other benefit costs	135,303	142,495
Deferred Superstorm Sandy costs	14,916	—
Other	13,105	13,974
Total noncurrent	$460,232	$441,263
Regulatory liability-current
Derivatives at fair value, net	$1,191	$1,169
Total current	$1,191	$1,169
Regulatory liabilities-noncurrent
Cost of removal obligation	$77,581	$65,994
Derivatives at fair value, net	—	1,000
Other	848	83
Total noncurrent	$78,429	$67,077

NJNG's recovery of costs is facilitated through its base tariff rates, Basic Gas Supply Service (BGSS) and other regulatory tariff riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Recent regulatory filings and/or actions include the following:

BGSS and Conservation Incentive Program (CIP)

•
In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase has commenced and, if no Board Order on that petition is issued as of September 30, 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier. The CIP permits NJNG to recover utility gross margin variations related to customer usage resulting from customer conservation efforts and allows NJNG to mitigate the impact of weather on its gross margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test and an evaluation of BGSS related savings.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
In May 2013, the BPU approved NJNG's fiscal 2013 BGSS/CIP rate on a final basis. In addition, NJNG notified the BPU that it was going to reduce its current BGSS rate resulting in a 5.2 percent decrease to an average residential heat customer's bill, effective June 2013 and submitted its fiscal 2014 BGSS/CIP filing, which proposes a 1 percent reduction to an average residential heat customer's bill related to the CIP factor for fiscal 2014.

Infrastructure Programs

•
In October 2012, the BPU approved NJNG's Safety Acceleration and Facility Enhancement (SAFE) program, allowing a four-year incremental capital investment program of $130 million, exclusive of allowance for funds used during construction (AFUDC) accruals.

•
In November 2012, NJNG submitted a filing requesting a base rate increase of $6.9 million for Accelerated Infrastructure Programs (AIP), related to the initial phase of AIP (AIP I) and the second phase of AIP (AIP II) infrastructure investments installed in NJNG's distribution and transmission systems through October 31, 2012. In May 2013, the BPU approved a $6.5 million base rate increase.

Energy Efficiency Programs (EE)

•
In January 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN Project® (SAVEGREEN) through June 30, 2013. In June 2013, the BPU issued an Order approving NJNG's July 2012 request to extend and expand the current SAVEGREEN projects through June 30, 2015, with certain modifications, resulting in a planned investment of more than $85 million and including a weighted average cost of capital of 6.9 percent. In addition, the BPU approved a rate increase of approximately 1.7 percent related to the NJNG EE Tariff Rider to recover prior EE program costs and EE investments related to the SAVEGREEN programs.

Societal Benefits Clause (SBC)

•
In November 2012, the BPU approved NJNG's funding obligations for NJCEP for the period from January 1, 2013 to June 30, 2013 of approximately $9.8 million. In June 2013, the BPU approved NJNG's funding obligations for July 1, 2013 to June 30, 2014, of approximately $15.6 million. Accordingly, NJNG recorded the obligation and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

•
In March 2013, the BPU approved a February 2012 filing that requested approval of NJNG's Manufactured Gas Plant (MGP) expenditures incurred through June 30, 2011, maintaining the existing overall SBC rate. In July 2013, NJNG filed an SBC petition with the BPU requesting a reduction to the Remediation Adjustment (RA) factor and approval of the related MGP expenditures for the period July 1, 2011 through June 30, 2013, along with an increase to the NJCEP factor.

•	In June 2013, NJNG filed its annual Universal Service Fund (USF) petition with the BPU. The USF filing is a statewide filing and includes a proposed reduction to the current USF per therm rate.

Other Regulatory Initiatives

•
In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in the Company's next base rate case. As of June 30, 2013, NJNG has recorded a regulatory asset in the amount of $14.9 million related to these costs.

In March 2013, the BPU issued an Order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. In July 2013, NJNG filed its detailed report including unreimbursed, uninsured incremental storm restoration costs and capital expenditures related to Superstorm Sandy.

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

The Company elects normal purchase/normal sale (NPNS) accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains or (losses) are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered.

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2013		September 30, 2012
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$51	$17	$116	$97
	Derivatives - noncurrent	—	23	70	15
Fair value of derivatives designated as hedging instruments		$51	$40	$186	$112

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$4,496	$3,305	$6,203	$5,034
	Derivatives - noncurrent	—	386	1,000	—
NJRES:
Physical forward commodity contracts	Derivatives - current	8,296	10,119	19,590	9,530
	Derivatives - noncurrent	320	16	658	216
Financial derivative contracts	Derivatives - current	52,635	22,770	22,112	27,779
	Derivatives - noncurrent	1,400	3,691	600	2,902
Fair value of derivatives not designated as hedging instruments		$67,147	$40,287	$50,163	$45,461
Total fair value of derivatives		$67,198	$40,327	$50,349	$45,573

At June 30, 2013, the gross notional amount of the foreign currency transactions was approximately $3.8 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2013	2012	2013	2012
NJRES:
Physical commodity contracts	Operating revenues	$3,595	$(2,860)	$(4,264)	$(6,023)
Physical commodity contracts	Gas purchases	(8,809)	8,155	(6,253)	12,546
Financial derivative contracts	Gas purchases	39,601	(9,717)	38,134	93,248
Total unrealized and realized gains (losses)		$34,387	$(4,422)	$27,617	$99,771

Not included in the previous table, are (losses) gains associated with NJNG's financial derivatives that totaled $(4.7) million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively, and gains (losses) that totaled $1.4 million and $(31.6) million for the nine months ended June 30, 2013 and 2012, respectively. These derivatives are part of NJNG's risk

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$(14)	$12	$(21)	$(35)	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$(85)	$(63)	$23	$(70)	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $33,000 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

			Volume (Bcf)
			June 30, 2013	September 30, 2012
NJNG	Futures		17.0	16.1
	Swaps	(1)	—	3.4
	Options		0.7	—
NJRES	Futures		(50.2)	(28.6)
	Swaps	(1)	—	13.2
	Options		—	4.4
	Physical		22.1	(3.5)

(1)
In October 2012, following the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Intercontinental Exchange (ICE) converted its cleared energy “swap” contracts to “futures” contracts and the New York Mercantile Exchange (NYMEX) amended their product titles to remove the word “swap” from the titles of their “futures” and “option” contracts.

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

(Thousands)	Balance Sheet Location	June 30, 2013	September 30, 2012
NJNG	Broker margin - Current assets	$1,350	$1,713
NJRES	Broker margin - Current assets	$—	$20,216
NJRES	Broker margin - Current liabilities	$6,181	$—

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

NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR's election not to extend credit or because exposure exceeds defined thresholds. Most of NJR's wholesale marketing contracts contain standard netting provisions. These contracts include those governed by the International Swaps and Derivatives Association and the North American Energy Standards Board. The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2013. Internally-rated exposure applies to counterparties that are not rated by Standard & Poor's (S&P) or Moody's Investors Service, Inc. (Moody's). In these cases, the company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$199,972
Noninvestment grade	5,679
Internally rated investment grade	34,692
Internally rated noninvestment grade	4,461
Total	$244,804

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2013 and September 30, 2012, was $1.2 million and $1.6 million, respectively, for which the Company had not posted any collateral. If all the thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2013 and September 30, 2012, the Company would have been required to post an additional $87,000 and $1.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	June 30, 2013	September 30, 2012
Carrying value	$529,845	$479,845
Fair market value	$558,336	$530,056

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2013, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets; NJR's Level 1 assets and liabilities include exchange traded futures and options contracts, listed equities, and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX/Chicago Mercantile Exchange (CME) and ICE that NJR refers internally to as basis swaps, fixed swaps, futures and options that are cleared through a Futures Commission Merchant (FCM).

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

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2013:
Assets:
Physical forward commodity contracts	$—	$8,616	$—	$8,616
Financial derivative contracts - natural gas	58,531	—	—	58,531
Financial derivative contracts - foreign exchange	—	51	—	51
Available for sale equity securities - energy industry (1)	11,482	—	—	11,482
Other (2)	1,096	—	—	1,096
Total assets at fair value	$71,109	$8,667	$—	$79,776
Liabilities:
Physical forward commodity contracts	$—	$10,135	$—	$10,135
Financial derivative contracts - natural gas	30,115	37	—	30,152
Financial derivative contracts - foreign exchange	—	40	—	40
Total liabilities at fair value	$30,115	$10,212	$—	$40,327
As of September 30, 2012:
Assets:
Physical forward commodity contracts	$—	$20,248	$—	$20,248
Financial derivative contracts - natural gas	14,270	15,645	—	29,915
Financial derivative contracts - foreign exchange	—	186	—	186
Available for sale equity securities - energy industry (1)	11,009	—	—	11,009
Other (2)	30	—	—	30
Total assets at fair value	$25,309	$36,079	$—	$61,388
Liabilities:
Physical forward commodity contracts	$—	$9,746	$—	$9,746
Financial derivative contracts - natural gas	16,922	18,793	—	35,715
Financial derivative contracts - foreign exchange	—	112	—	112
Total liabilities at fair value	$16,922	$28,651	$—	$45,573

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	June 30, 2013	September 30, 2012
Steckman Ridge	$130,715	$132,931
Iroquois	23,915	22,864
Total	$154,630	$155,795

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 13. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of on-shore wind projects. At that time, the investment represented a 19.9 percent equity interest. Under the terms of the investment agreements, other OwnEnergy investors had the opportunity to invest in the same round of equity financing that NJR participated in. As of June 30, 2013, NJR's ownership interest is 18.7 percent and is accounted for in accordance with the cost method of accounting.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss), as reported	$29,155	$(10,320)	$134,830	$101,572
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,608	41,560	41,697	41,501
Basic earnings (loss) per common share	$0.70	$(0.25)	$3.23	$2.45
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,608	41,560	41,697	41,501
Incremental shares (1)	124	—	123	142
Weighted average shares of common stock outstanding-diluted	41,732	41,560	41,820	41,643
Diluted earnings (loss) per common share (2)	$0.70	$(0.25)	$3.22	$2.44

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)
Since there was a net loss for the three months ended June 30, 2012, incremental shares of 140 were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and nine months ended June 30, 2013 and the nine months ended June 30, 2012.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of NJR's and NJNG's credit facilities are as follows:

(Thousands)	June 30, 2013	September 30, 2012	Maturity Dates
NJNG
Bank credit facility dedicated to EDA Bonds (1) (2) (3)	$100,000	$100,000	August 2015
Bank revolving credit facility (1)	$250,000	$200,000	August 2014
Amount outstanding at end of period	$96,000	$135,000
Weighted average interest rate at end of period	0.15%	0.18%
Amount available at end of period	$154,000	$65,000
NJR
Bank revolving credit facility (1)	$325,000	$325,000	August 2017
Amount outstanding at end of period	$200,900	$144,800
Weighted average interest rate at end of period	1.12%	1.16%
Amount available at end of period (4)	$107,710	$166,339

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	There were no borrowings outstanding as of June 30, 2013 and September 30, 2012, respectively.

(3)	New Jersey Economic Development Authority (EDA) Bonds.

(4)	Letters of credit outstanding total $16.4 million and $13.9 million as of June 30, 2013 and September 30, 2012, respectively, which reduces amount available.

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

NJR

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a two-year issuance period, which expired on May 10, 2013. As of June 30, 2013, under the terms of the agreement, NJR has $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018 issued and outstanding.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending June 30, 2014. As of June 30, 2013, under the terms of the agreement, NJR has $50 million of 3.25 percent senior notes due September 17, 2022 issued and outstanding and $25 million remaining available for borrowing.

On June 5, 2013, NJR entered into a new agreement permitting the issuance of stand-alone letters of credit for up to $10 million through June 5, 2014. No amounts have been drawn under this arrangement as of June 30, 2013.

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

Pension and Other Postemployment Benefit Plans (OPEB)

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,718	$1,344	$5,154	$4,032	$1,171	$896	$3,513	$2,688
Interest cost	2,235	2,206	6,705	6,618	1,287	1,283	3,861	3,849
Expected return on plan assets	(3,706)	(3,171)	(11,118)	(9,513)	(913)	(687)	(2,739)	(2,059)
Recognized actuarial loss	1,911	1,254	5,733	3,762	964	724	2,892	2,172
Prior service cost amortization	27	11	81	33	(281)	6	(267)	18
Recognized net initial obligation	—	—	—	—	199	89	21	267
Net periodic benefit cost	$2,185	$1,644	$6,555	$4,932	$2,427	$2,311	$7,281	$6,935

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2013 and 2012, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the nine months ended June 30, 2013 and 2012, are 27.6 percent and 13.5 percent, respectively. The change in the rate is due primarily to the impact of federal investment tax credits (ITC), net of deferred taxes, recognized in the nine months ended June 30, 2013 and 2012, of $13.1 million and $27.2 million, respectively, which are generated by solar investments forecasted to be completed before the end of the fiscal year.

To calculate the estimated annual effective tax rate, NJR considers solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting, regulatory approval and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $99.7 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2013, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2013	2014	2015	2016	2017	Thereafter
NJRES:
Natural gas purchases	$247,632	$126,175	$31,225	$16,800	$—	$—
Storage demand fees	9,615	26,098	12,005	7,114	5,035	7,318
Pipeline demand fees	18,557	31,851	18,133	9,576	8,225	9,756
Sub-total NJRES	$275,804	$184,124	$61,363	$33,490	$13,260	$17,074
NJNG:
Natural gas purchases	$37,843	$94,047	$103,080	$8,755	$113	$—
Storage demand fees	7,061	28,208	21,283	11,956	9,990	23,247
Pipeline demand fees	15,504	75,442	41,596	34,558	32,753	221,838
Sub-total NJNG	$60,408	$197,697	$165,959	$55,269	$42,856	$245,085
Total (1)	$336,212	$381,821	$227,322	$88,759	$56,116	$262,159

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

NJNG's capital expenditures are estimated at $146.3 million and $119.9 million in fiscal 2013 and 2014, respectively, including estimates of $29.9 million and $43.4 million, respectively, related to SAFE construction costs. Expenditures consist primarily of NJNG's construction program to support customer growth, maintenance of its distribution system, replacement needed under pipeline safety regulations and costs associated with the restoration of damages to NJNG's infrastructure as a result of Superstorm Sandy. Approximately $100 million has been committed or spent on capital expenditures, including accruals, during the nine months ended June 30, 2013. NJNG has committed or spent $15.7 million related to the SAFE program, $11.5 million related to AIP II program and $24.7 million related to restoration from storm damages during the nine months ended June 30, 2013.

As of June 30, 2013, total capital expenditures associated with the restoration of the portions of distribution main affected by Superstorm Sandy are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder, if any, being spent over the following three fiscal years.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the nine months ended June 30, 2013, were $39.8 million. The Company currently estimates solar-related capital expenditures between $55 million and $60 million during fiscal 2013, of which $51.1 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are estimated by the Company to be between $70 million and $90 million. These investments are subject to a variety of factors, such as the identification of appropriate projects, the timing of construction schedules, the permitting and regulatory process and delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis, if at all, ability to access capital or allocation of capital to other investments or business opportunities.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA. On March 20, 2013, the BPU approved the recovery of the remediation expenditures incurred through June 30, 2011, which maintained the expected annual recovery at approximately $20 million. On July 23, 2013, NJNG filed an

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SBC petition with the BPU requesting a reduction to the RA factor and approval of the related MGP expenditures for the period July 1, 2011 through June 30, 2013. As of June 30, 2013, $47.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in renewable energy projects; the Midstream Investments segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of heating, cooling and water appliance installation and services, commercial real estate development, other investments and general corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating revenues
Natural Gas Distribution
External customers	$119,022	$106,764	$689,621	$524,161
Clean Energy Ventures
External customers	2,563	370	7,182	1,277
Energy Services
External customers	632,414	306,273	1,735,411	1,126,435
Intercompany	1,119	(32)	5,670	2,816
Segment subtotal	755,118	413,375	2,437,884	1,654,689
Retail and Other
External customers	13,470	11,714	32,159	28,580
Intercompany	234	278	683	720
Eliminations	(1,353)	(246)	(6,353)	(3,536)
Total	$767,469	$425,121	$2,464,373	$1,680,453
Depreciation and amortization
Natural Gas Distribution	$9,537	$8,860	$28,213	$26,241
Clean Energy Ventures	2,196	1,632	6,131	3,953
Energy Services	10	16	32	48
Midstream Investments	2	1	5	4
Segment subtotal	11,745	10,509	34,381	30,246
Retail and Other	196	178	586	480
Eliminations	1	—	(1)	—
Total	$11,942	$10,687	$34,966	$30,726
Interest income (1)
Natural Gas Distribution	$146	$223	$459	$683
Energy Services	—	10	—	36
Midstream Investments	265	267	799	800
Segment subtotal	411	500	1,258	1,519
Retail and Other	(1)	1	1	2
Eliminations	(217)	(248)	(667)	(751)
Total	$193	$253	$592	$770

(1)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,796	$3,717	$10,929	$11,167
Clean Energy Ventures	870	190	2,475	530
Energy Services	615	214	1,823	729
Midstream Investments	466	653	1,533	2,050
Segment subtotal	5,747	4,774	16,760	14,476
Retail and Other	261	60	819	790
Total	$6,008	$4,834	$17,579	$15,266
Income tax provision (benefit)
Natural Gas Distribution	$1,788	$1,114	$39,089	$43,726
Clean Energy Ventures	(1,477)	(3,013)	(15,703)	(30,010)
Energy Services	12,945	(11,511)	23,906	(2,108)
Midstream Investments	1,073	1,126	3,935	3,750
Segment subtotal	14,329	(12,284)	51,227	15,358
Retail and Other	1,378	1,056	349	685
Eliminations	(410)	(2)	(234)	(142)
Total	$15,297	$(11,230)	$51,342	$15,901
Equity in earnings of affiliates
Midstream Investments	$3,052	$3,547	$11,012	$11,129
Eliminations	(830)	(903)	(2,705)	(2,813)
Total	$2,222	$2,644	$8,307	$8,316
Net financial earnings (loss)
Natural Gas Distribution	$5,528	$7,545	$76,937	$78,455
Clean Energy Ventures	(1,381)	(1,157)	9,078	20,802
Energy Services	2,097	(5,425)	21,479	18,061
Midstream Investments	1,541	1,634	5,600	5,438
Segment subtotal	7,785	2,597	113,094	122,756
Retail and Other	1,944	1,549	813	860
Eliminations	9	(16)	(12)	(52)
Total	$9,738	$4,130	$113,895	$123,564
Capital expenditures
Natural Gas Distribution	$29,141	$33,405	$94,840	$82,550
Clean Energy Ventures	14,891	13,457	39,756	75,243
Segment subtotal	44,032	46,862	134,596	157,793
Retail and Other	234	109	532	568
Total	$44,266	$46,971	$135,128	$158,361

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO uses net financial earnings as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated net financial earnings to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Consolidated net financial earnings	$9,738	$4,130	$113,895	$123,564
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes (1) (2)	(27,915)	20,834	(14,975)	11,126
Effects of economic hedging related to natural gas inventory, net of taxes (3)	8,498	(6,384)	(5,960)	10,866
Consolidated net income (loss)	$29,155	$(10,320)	$134,830	$101,572

(1)
Excludes unrealized losses (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $708,000 and $(20,000) for the three months ended and $398,000 and $177,000 for the nine months ended June 30, 2013 and 2012, respectively.

(2)
Amounts are net of taxes of approximately $(17.1) million and $12.1 million, for the three months ended and $(9.2) million and $6.3 million for the nine months ended June 30, 2013 and 2012, respectively.

(3)	Amounts are net of taxes of approximately $4.9 million and $(3.7) million for the three months ended and $(3.5) million and $6.3 million for the nine months ended June 30, 2013 and 2012, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2013	September 30, 2012
Assets at end of period:
Natural Gas Distribution	$2,062,913	$2,005,520
Clean Energy Ventures	253,680	223,247
Energy Services	497,941	347,406
Midstream Investments	156,135	157,779
Segment subtotal	2,970,669	2,733,952
Retail and Other	86,920	73,298
Eliminations (1)	(66,394)	(37,245)
Total	$2,991,195	$2,770,005

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage, or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois Gas Transmission. As of June 30, 2013, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by June 2014. Additionally, NJRES has transportation capacity with Iroquois Gas Transmission that expires by March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $4.6 million and $5 million during the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, NJRES had demand fees payable of $157,000 and $392,000 to Steckman Ridge and Iroquois Gas Transmission, respectively, which are included in gas purchases payable. As of September 30, 2012, fees payable to Steckman Ridge and Iroquois Gas Transmission, were $170,000 and $394,000, respectively.

In January 2010, NJNG entered into a ten-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois Gas Transmission that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois Gas Transmission were $4.3 million and $3.9 million during the nine months ended June 30, 2013 and 2012, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 as of both June 30, 2013 and September 30, 2012. NJNG had fees payable to Iroquois Gas Transmission of $61,000 as of both June 30, 2013 and September 30, 2012.

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

Comprising our Natural Gas Distribution segment, NJNG is a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. NJNG is regulated by the New Jersey Board of Public Utilities (BPU).

NJR Clean Energy Ventures (NJRCEV) invests in renewable energy projects consisting primarily of residential and commercial rooftop and ground mount solar systems. In addition, NJRCEV has an ownership interest in OwnEnergy that will allow NJRCEV to participate in on-shore wind projects. NJRCEV comprises our Clean Energy Ventures segment.

NJRES comprises our Energy Services segment. NJRES maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. In addition, NJRES provides wholesale energy services to non-affiliated utility and energy companies.

Our Midstream Investments segment (formerly Energy Holdings segment) includes NJR Energy Holdings Corporation (NJREH), which primarily invests in energy-related ventures through its subsidiaries, NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. (Iroquois) and NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge GP, LLC and Steckman Ridge, LP (collectively, Steckman Ridge), a natural gas storage facility in Pennsylvania.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The retail and other business operations (Retail and Other) includes: NJR Home Services (NJRHS), which provides service, sales and installation of appliances, as well as solar installation projects; NJR Energy Corporation (NJR Energy), a company that invests in energy-related ventures; NJR Plumbing Services (NJRPS), which provides plumbing repair and installation services; Commercial Realty and Resources (CR&R), which holds and develops commercial real estate; and NJR Service Corporation, which provides support services to the various NJR businesses.

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2013		September 30, 2012
Assets
Natural Gas Distribution	$2,062,913	69%	$2,005,520	72%
Clean Energy Ventures	253,680	8	223,247	8
Energy Services	497,941	17	347,406	12
Midstream Investments	156,135	5	157,779	6
Retail and Other	86,920	3	73,298	3
Eliminations (1)	(66,394)	(2)	(37,245)	(1)
Total	$2,991,195	100%	$2,770,005	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the nine months ended June 30, 2013, was due primarily to higher gas in storage and receivable balances at Energy Services, along with increases in accounts receivable and unbilled revenue in Natural Gas Distribution due to the seasonality of the business along with an increase in property, plant & equipment.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2013		2012		2013		2012
Net Income (Loss)
Natural Gas Distribution	$5,528	19%	$7,545	(73)%	$76,937	57%	$78,455	77%
Clean Energy Ventures	(1,381)	(5)	(1,157)	11	9,078	7	20,802	20
Energy Services	22,222	76	(19,895)	193	42,812	32	(3,754)	(4)
Midstream Investments	1,541	5	1,634	(16)	5,600	4	5,438	5
Retail and Other	1,944	7	1,549	(15)	813	—	860	2
Eliminations (1)	(699)	(2)	4	—	(410)	—	(229)	—
Total	$29,155	100%	$(10,320)	100%	$134,830	100%	$101,572	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Included in net income are unrealized gains (losses) in the Energy Services segment of $28.6 million and $(20.9) million, after taxes, for the three months ended June 30, 2013 and 2012, respectively and realized (losses) gains of $(8.5) million and $6.4 million, after taxes, for the three months ended June 30, 2013 and 2012, respectively, which are related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. During the nine months ended June 30, 2013 and 2012, unrealized gains (losses) were $15.4 million and $(10.9) million, after taxes, respectively, and realized gains (losses) were $6 million and $(10.9) million, after taxes, respectively.

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

Net financial earnings by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2013		2012		2013		2012
Net Financial Earnings (Loss)
Natural Gas Distribution	$5,528	57%	$7,545	183%	$76,937	67%	$78,455	63%
Clean Energy Ventures	(1,381)	(14)	(1,157)	(28)	9,078	8	20,802	17
Energy Services	2,097	21	(5,425)	(131)	21,479	19	18,061	15
Midstream Investments	1,541	16	1,634	39	5,600	5	5,438	4
Retail and Other	1,944	20	1,549	37	813	1	860	1
Eliminations (1)	9	—	(16)	—	(12)	—	(52)	—
Total	$9,738	100%	$4,130	100%	$113,895	100%	$123,564	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Our Natural Gas Distribution segment has approximately 497,400 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks. NJNG employs certain strategies to mitigate the challenges it faces, including managing the integrity of its infrastructure, pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing Basic Gas Supply Service (BGSS) incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple margin, and working actively with consultants and the New Jersey Department of Environmental Protection (NJDEP) to manage expectations related to its obligations associated with NJNG's manufactured gas plant (MGP) sites.

In October 2012, high winds, heavy rainfall and the related flooding associated with Post Tropical Cyclone Sandy, commonly referred to as Superstorm Sandy (Superstorm Sandy) caused significant damage to portions of NJNG's distribution system. As a result, NJNG shut off the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of June 30, 2013, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance (O&M) costs associated with Superstorm Sandy restoration efforts. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case. On May 29, 2013, NJNG received approval from the BPU regarding the deferral of Superstorm Sandy O&M costs. As of June 30, 2013, NJNG has approximately $14.9 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure and expects that total incremental O&M costs during fiscal 2013 will approximate between $15 million to $17 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On March 20, 2013, the BPU issued an Order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. On July 1, 2013, NJNG filed its detailed report to include unreimbursed, uninsured incremental storm restoration costs and capital expenditures related to Superstorm Sandy.

Conservation Incentive Program (CIP)

The CIP allows NJNG to recover utility gross margin variations related to both weather and customer usage subject to certain conditions. In June 2012, NJNG filed for a decrease in the CIP rate for residential non-heating customers and an increase in the CIP rates for residential heating and commercial customers, which was approved on a provisional basis and went into effect October 12, 2012. On May 29, 2013, NJNG submitted its fiscal 2014 BGSS/CIP petition with the BPU, which proposes a 1 percent reduction to an average residential heat customer's bill related to the CIP factor for fiscal 2014. See the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact to utility gross margin.

On March 1, 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase has commenced and, if no Board Order on that petition is issued as of September 30, 2013, the CIP program may continue for up to one additional year or until such an Order is issued, whichever is earlier.

As of June 30, 2013, NJNG has $19 million in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to CIP accrued to be recovered in future periods from customers.

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

NJNG added 5,301 and 4,891 new customers and converted 497 and 395 existing customers to natural gas heat and other services during the nine months ended June 30, 2013 and 2012, respectively. This customer growth represents an estimated annual increase of approximately .6 billion cubic feet (Bcf) in sales to firm customers, which would contribute approximately $2.6 million annually to utility gross margin assuming normal weather and usage. NJNG currently expects to add approximately 13,000 to 15,000 new customers during the two-year period of fiscal 2013 and 2014. This growth rate would increase utility gross margin under NJNG's base rates by approximately $3.7 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by New York Mercantile Exchange (NYMEX) settlement prices, which ranged from $3.02 per MMBtu (Million Metric British thermal unit) to $4.15 per MMBtu and from $2.04 per MMBtu to $3.76 per MMBtu during the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, forward natural gas prices for the next twelve months on the NYMEX, which serve as a market indicator, averaged $3.76 per MMBtu, 4.2 percent higher than the average settlement price of $3.61 per MMBtu during the nine months ended June 30, 2013.

NJNG occasionally adjusts its periodic BGSS rates for its residential and small commercial customers to reflect changes in the cost of natural gas and can extend credits or refunds to its customers when the commodity cost is trending lower than the current BGSS rate. Accordingly, during the nine months ended June 30, 2012, NJNG issued credits of $85.9 million, to residential and small commercial customers. BGSS rates for its large commercial customers are changed monthly based on NYMEX prices. There were no bill credits issued during the nine months ended June 30, 2013.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On May 20, 2013, the BPU approved NJNG's fiscal 2013 BGSS/CIP rate on a final basis. On May 24, 2013, NJNG notified the BPU that it was going to reduce its then current BGSS rate by 5.2 percent, effective June 1, 2013. On May 29, 2013, NJNG submitted its fiscal 2014 BGSS/CIP filing with the BPU. The BGSS/CIP filing includes the reduced BGSS rate that went into effect on June 1, 2013.

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

Utility gross margin from incentive programs was $6 million and $7.9 million during the nine months ended June 30, 2013 and 2012, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental remediation

NJNG reviews the costs associated with its MGP remediation annually, at the end of each fiscal year, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected obligation. As of June 30, 2013, NJNG has recognized a regulatory asset and an obligation of $182 million, a decrease of $900,000, or .5 percent, compared with the prior period.

NJNG is currently authorized to recover remediation costs of approximately $20 million annually. If there are changes in the regulatory position on the recovery of these costs as determined by the BPU, such costs would be charged to income in the period of such determination. On March 20, 2013, the BPU approved a February 2012 filing that requested approval of NJNG's MGP expenditures incurred through June 30, 2011, maintaining the existing overall social benefit clause (SBC) rate and recovery. On July 23, 2013, NJNG filed an SBC petition with the BPU requesting an overall increase of 1.7 percent to the SBC as a result of a reduction to the Remediation Adjustment factor and approval of the related MGP expenditures for the period from July 1, 2011 through June 30, 2013, along with an increase to the NJCEP factor.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated pipeline integrity.

NJNG implemented its Accelerated Infrastructure Program (AIP), as approved by the BPU in 2009, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. Since inception of the program, the BPU has approved total infrastructure investments of $131 million as of May 29, 2013. The approved projects included $70.8 million related to the initial phase of construction projects (AIP I) and $60.2 million related to the second phase of construction projects (AIP II), exclusive of AFUDC.

On October 23, 2012, NJNG received BPU approval to implement a Safety Acceleration and Facility Enhancement (SAFE) program, whereby NJNG would invest up to $130 million over a four-year period to replace portions of NJNG's gas distribution bare steel and cast iron infrastructure, exclusive of allowance for funds used during construction (AFUDC) accruals.

Other

NJNG administers The SAVEGREEN Project® (SAVEGREEN), a BPU-approved program, which facilitates home energy audits and provides financing alternatives including rebates and other incentives designed to encourage the installation of high

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

efficiency heating and cooling equipment. Depending on the specific initiative, NJNG recovers costs associated with the programs over a two to ten-year period.

On January 18, 2012, the BPU approved the extension of the program through January 18, 2013, with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average return of 7.1 percent, including a cost of equity of 10.3 percent. On January 23, 2013, the BPU approved a stipulation to extend NJNG's current SAVEGREEN through June 30, 2013. On June 21, 2013, the BPU approved an extension of the program through June 2015, with an additional $17.3 million of investments, earning a weighted average return of 6.9 percent. The approved SAVEGREEN projects include residential grants and incentives as well as on-bill financing options for both residential and commercial customers. The BPU also approved a rate increase of 1.7 percent related to the NJNG Energy Efficiency (EE) Tariff Rider. As of June 30, 2013, the BPU approved total EE expenditures of $56.4 million, of which NJNG has spent $37.6 million.

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build compressed natural gas (CNG) vehicle refueling stations in Monmouth, Ocean and Morris counties. During fiscal 2013, NJNG entered into agreements to build the infrastructure for three CNG stations at host facilities. NJNG expects to invest between $6 million to $8 million to construct these three CNG stations starting in the summer of 2013 and submit a cost recovery filing to the BPU in the spring of 2014, requesting a base rate change to be effective in the fall of 2014, earning an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the CNG equipment, along with any available federal and state incentives, will be credited back to customers to help offset the cost of this investment.

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

Clean Energy Ventures Segment

Our Clean Energy Ventures segment actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving both residential and commercial projects. Projects that are placed in service qualify for a 30 percent federal investment tax credit (ITC) and once the projects commence operations, for each Megawatt hour (MWh) of electricity produced, a Solar Renewable Energy Certificate (SREC) is created.

In October 2012, certain NJRCEV solar assets sustained damage as a result of Superstorm Sandy, including a minor portion of a 1.5 Megawatts (MW) rooftop commercial solar array. To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged equipment. Accordingly, NJRCEV recognized a pre-tax loss of $766,000 in the first quarter of fiscal 2013, which is included in other income on the Unaudited Condensed Consolidated Statements of Operations. During the third quarter of fiscal 2013, the Company received $954,000 from an insurance claim, representing replacement value of the disposed assets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Energy Services Segment

Our Energy Services segment provides unregulated wholesale energy services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. These activities are conducted in the areas in which we have expertise and include states from the Gulf Coast and Mid-Continent regions to the Appalachian and Northeast regions, the West Coast and Canada. NJRES' optimization activities are impacted by changes in pricing between geographic locations and/or time periods. Margins are affected by volatility in natural gas markets and as a result NJRES' financial performance can significantly differ during periods of low or high volatility.

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

Beginning in fiscal 2010, there has been a significant expansion of natural gas resources in the Northeast region as a result of drilling in the Marcellus Shale, which caused a general decrease in volatility in natural gas pricing in the Northeast. This has generally reduced the value of transportation and storage capacity in the northeast, a core market for NJRES. This downturn in volatility and capacity values could have a lasting effect on the earnings of NJRES. Despite these ongoing market challenges, NJRES has been able recover value that had been stranded due to these factors. This allowed NJRES to reduce its overall transportation and storage costs while allowing strategic additions to its portfolio. NJRES continues to explore and recognize opportunities to provide asset management services to exploration and production companies working on the development of these natural gas resources.

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

Midstream Investments Segment

Our Midstream Investment segment (formerly Energy Holdings segment) consists of NJR's subsidiary, NJREH, which invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream investments, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has ownership interests in Iroquois, a natural gas pipeline operating with regulated rates, and Steckman Ridge, a storage facility that operates under market-based rates, and is pursuing other potential opportunities that meet its investment and development criteria.

As of June 30, 2013, NJR's investments in Steckman Ridge and Iroquois, including capitalized costs and equity in earnings, net of cash distributions received, were $130.7 million and $23.9 million, respectively.

Retail and Other Operations

Our Retail and Other operations financial results have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 129,800 customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land and buildings. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other operations also include organizational expenses incurred at NJR.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations

Consolidated

A summary of the company's consolidated results is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Thousands)	2013	2012	% change	2013	2012	% change
Operating revenues	$767,469	$425,121	80.5%	$2,464,373	$1,680,453	46.6%
Gas purchases	$649,242	$379,318	71.2%	$2,016,597	$1,331,721	51.4%
Net income (loss)	$29,155	$(10,320)	382.5%	$134,830	$101,572	32.7%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012, due primarily to:

•	higher average commodity prices at NJRES, which correlate to the higher average price levels on the NYMEX, coupled with increased volumes; and

•
bill credits of $85.9 million issued to NJNG customers during the nine months ended June 30, 2012, that did not recur during the the same period in fiscal 2013, along with higher sales due primarily to weather being colder than the prior period and increased off-system sales, partially offset by decreases in firm sales to customers impacted by Superstorm Sandy.

Earnings for the three months ended June 30, 2013, were $0.70 per both basic and diluted shares, compared with $(0.25) per both basic and diluted shares for the three months ended June 30, 2012.

Changes in net income for the three months ended June 30, 2013, were primarily driven by:

•	an increase at NJRES due primarily to changes in realized and unrealized derivative gains, partially offset by

•	a decrease at NJNG due primarily to increased operating expense, partially offset by increased margin.

Earnings for the nine months ended June 30, 2013, were $3.23 per basic share and $3.22 per diluted share, compared with $2.45 per basic share and $2.44 per diluted share for the nine months ended June 30, 2012.

Changes in net income for the three and nine months ended June 30, 2013, were primarily driven by:

•	an increase at NJRES due primarily to changes in realized and unrealized derivative gains, partially offset by

•	a decrease in investment tax credits associated with solar projects at Clean Energy Ventures, and

•	a decrease at NJNG due primarily to increased operation and maintenance and depreciation expenses and lower utility gross margin.

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

Operating Results

NJNG's financial results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Utility gross margin
Operating revenues	$119,022	$106,764	$689,621	$524,161
Less:
Gas purchases	56,559	46,780	363,646	214,934
Energy and other taxes	6,852	6,255	43,619	32,491
Regulatory rider expense	6,258	5,835	44,014	36,821
Total utility gross margin	49,353	47,894	238,342	239,915
Operation and maintenance expenses	28,414	26,200	82,310	78,386
Depreciation and amortization	9,537	8,860	28,213	26,241
Other taxes not reflected in utility gross margin	1,063	894	3,381	3,035
Operating income	10,339	11,940	124,438	132,253
Other income	773	436	2,517	1,095
Interest expense, net of capitalized interest	3,796	3,717	10,929	11,167
Income tax provision	1,788	1,114	39,089	43,726
Net income	$5,528	$7,545	$76,937	$78,455

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating revenues and gas purchases increased by $12.3 million, or 11.5 percent, and by $9.8 million, or 20.9 percent, respectively, during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, as a result of:

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $7.3 million and $3.2 million, respectively, as a result of higher sales due primarily to weather being 34.3 percent colder than the prior year, partially offset by a decrease in operating revenues of $2.6 million, as a result of lower CIP accruals, along with a decrease of $1.1 million in operating revenues and $500,000 in gas purchases resulting from lower usage by customers that were impacted by Superstorm Sandy;

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $6.1 million and $6.2 million, respectively, due primarily to a 73.5 percent increase in the average cost of natural gas sold, partially offset by a 20.7 percent reduction in volumes of natural gas sold. Variations in sales volumes and revenues are the result of opportunities in the wholesale energy market that occur around NJNG's portfolio of capacity on a day-to-day basis; and

•	an increase in operating revenues and gas purchases related to firm sales in the amount of $2.5 million and $2.4 million, respectively, as a result of an increase in the average BGSS rate per therm.

NJNG's operating revenues and gas purchases increased by $165.5 million, or 31.6 percent, and by $148.7 million, or 69.2 percent, respectively, during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, as a result of:

•
an increase in operating revenues and gas purchases related to firm sales in the amount of $90.3 million and $44 million, respectively, as a result of higher sales due primarily to weather being 25.3 percent colder than the prior year, partially offset by a decrease in operating revenues of $28.8 million, as a result of lower CIP accruals, along with a decrease of $8.2 million in operating revenues and $4.1 million in gas purchases resulting from lower usage by customers that were impacted by Superstorm Sandy;

•
an increase in operating revenues and gas purchases in the amount of $85.9 million and $80.2 million, respectively, due to bill credits, inclusive of sales tax refunds of $5.7 million, during the nine months ended June 30, 2012, that did not recur during the nine months ended June 30, 2013;

•
an increase in operating revenues and gas purchases related to off-system sales in the amount of $30.3 million and $31.3 million, respectively, due primarily to a 22 percent increase in the average cost of natural gas sold, coupled with an 8.7 percent increase in volumes of natural gas sold. Variations in sales volumes and revenues are the result of opportunities in the wholesale energy market that occur around NJNG's portfolio of capacity on a day-to-day basis; partially offset by

•	a decrease in operating revenues and gas purchases related to firm sales in the amount of $4.1 million and $3.9 million, respectively, as a result of a decrease in the average BGSS rate per therm.

Sales tax and TEFA, which are presented as both components of operating revenues and energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations, totaled $6.9 million and $6.3 million during the three months ended June 30, 2013 and 2012, respectively and $43.6 million and $32.5 million during the nine months ended June 30, 2013 and 2012, respectively. The increase in sales tax of $786,000 and $12 million during the three and nine months ended June 30, 2013, respectively, correlates directly to the changes in operating revenues from firm sales. TEFA, which is calculated on a per-therm basis, decreased $189,000 and $832,000 during the three and nine months ended June 30, 2013, respectively, primarily due to the phasing in of the TEFA tax reductions.

Regulatory rider expenses increased $423,000 and $7.2 million during the three and nine months ended June 30, 2013, respectively, due primarily to a 11.4 percent and 20.8 percent increase in sales, respectively, partially offset by a 3.6 percent and .9 percent decrease in rates, compared with the three and nine months ended June 30, 2012, respectively. Regulatory rider expenses are offset by a corresponding increase in operating revenues.

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

•	Utility gross margin from interruptible customers who have the ability to switch to alternative fuels.

The following table summarizes Utility Gross Margin and Throughput in Bcf of natural gas by type:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$28,277	5.0	$28,752	4.5	$147,398	35.7	$153,478	30.3
Commercial, industrial and other	8,460	1.0	8,363	0.9	38,112	6.9	38,874	5.9
Firm transportation	10,555	2.3	8,810	1.9	46,450	13.7	39,341	10.0
Total utility firm gross margin/throughput	47,292	8.3	45,925	7.3	231,960	56.3	231,693	46.2
BGSS incentive programs	1,896	31.4	1,839	22.4	6,014	103.7	7,898	71.2
Interruptible	165	2.4	130	2.4	368	7.3	324	5.5
Total utility gross margin/throughput	$49,353	42.1	$47,894	32.1	$238,342	167.3	$239,915	122.9

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only. Total utility firm gross margin increased $1.4 million and $267,000 during the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012, respectively. The increase in utility firm gross margin was due primarily to customer growth and accelerated infrastructure investments, partially offset by the temporary suspension of service to the areas within NJNG's distribution territory that were affected by Superstorm Sandy.

Utility firm gross margin from residential sales decreased $475,000 and $6.1 million, respectively, during the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012, due primarily to the transfers of residential sales customers into the transportation service. The decrease from residential sales was also impacted by Superstorm Sandy, which contributed $395,000 and $2.7 million of the overall decrease, during the three and nine months ended June 30, 2013, respectively.

Utility firm gross margin from transportation service increased $1.7 million and $7.1 million, during the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012, respectively. The improvement was due primarily to an increase in customers that transferred to transportation from residential sales, as discussed above, along with customers that transferred from commercial sales. These customer transfers are caused by increased marketing activity by third party natural gas providers in NJNG's distribution territory. The transfer of customers from residential and commercial sales to transportation services has no impact on NJNG's total utility firm gross margin. NJNG had 53,307 and 37,717 residential customers and 10,214 and 9,087 commercial customers using its transportation service at June 30, 2013 and 2012, respectively.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Weather (1)	$841	$4,270	$4,463	$30,243
Usage	3,065	2,190	9,451	12,430
Total	$3,906	$6,460	$13,914	$42,673

(1)
Compared with the twenty-year average, weather was 3.2 percent and .9 percent warmer-than-normal during the three and nine months ended June 30, 2013, respectively and 28.6 percent and 22.2 percent warmer-than-normal during the three and nine months ended June 30, 2012, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

Utility gross margin generated by NJNG's BGSS incentive programs remained relatively flat for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Utility gross margin generated by NJNG's BGSS incentive programs decreased $1.9 million during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012. The decrease during the current nine-month period was due primarily to lower gross margin related to off-system sales and storage incentive described further as follows:

•	an increase in gas supply in the northeast resulting in lower volatility contributed to the decrease in transport capacity values and reduced margins in off-system sales; and

•	a combination of timing of natural gas storage injections and reduction in volume factored into the decrease in margins from our storage incentive program.

Operating Expenses

Operation and maintenance expenses increased $2.2 million and $3.9 million during the three and nine months ended June 30, 2013, respectively, due primarily to increased labor costs, timing of pipeline integrity costs and donations. Depreciation expense during the three and nine months ended June 30, 2013, increased $677,000 and $2 million, respectively, compared with the three and nine months ended June 30, 2012, as a result of additional utility plant being placed into service.

Operating Income

Operating income decreased $1.6 million during the three months ended June 30, 2013 compared with the three months ended June 30, 2012, due primarily to the increases in operation and maintenance and depreciation expenses, as previously discussed, offset by the increase in total utility gross margin of $1.5 million.

Operating income decreased $7.8 million, during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, due primarily to the decrease in total utility gross margin of $1.6 million and increases in operation and maintenance and depreciation expense, as previously discussed.

Net Income

Net income decreased $2 million, or 26.7 percent, to $5.5 million during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, due primarily to the decrease in operating income as previously discussed along with certain state tax refunds that were recognized in the three months ended June 30, 2012 and did not recur in the three months ended June 30, 2013.

Net income decreased $1.5 million, or 1.9 percent, to $76.9 million during the nine months ended June 30, 2013 compared with the nine months ended June 30, 2012, due primarily to the decrease in operating income as previously discussed, partially offset by a decrease in the income tax provision corresponding to the lower operating income. In addition, the decrease in the income tax provision is partially due to a lower effective tax rate for the nine months ended June 30, 2013. The lower rate is due primarily to an increase in the forecasted cost of removal for fiscal 2013 related to equipment that was placed into service prior to 1981, for which there is a higher tax benefit.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating revenues	$2,563	$370	$7,182	$1,277
Operation and maintenance expenses	$2,302	$2,652	$6,276	$5,794
Depreciation and amortization	$2,196	$1,632	$6,131	$3,953
Income tax (benefit)	$(1,477)	$(3,013)	$(15,703)	$(30,010)
Net (loss) income	$(1,381)	$(1,157)	$9,078	$20,802

NJRCEV enters into agreements to invest, own and operate commercial solar installations in the State of New Jersey. There were no commercial projects placed into service during the three months ended June 30, 2013 and 2012. During the nine months ended June 30, 2013, NJRCEV placed into service two commercial projects totaling approximately 9.1 MW of solar capacity. There were four commercial projects totaling 20.2 MW placed into service during the nine months ended June 30, 2012.

In addition, during the three months ended June 30, 2013, NJRCEV's residential solar leasing program installed approximately 2.7 MW of capacity on 304 homes, compared with 2 MW of capacity on 264 homes during the three months ended June 30, 2012. During the nine months ended June 30, 2013, NJRCEV's residential solar leasing program installed approximately 5.1 MW of capacity on 598 homes compared with 4 MW of capacity on 536 homes during the nine months ended June 30, 2012.

Operating revenues generated during the three and nine months ended June 30, 2013, consisted primarily of the sale of SRECs. During the three months ended June 30, 2013, NJRCEV sold 13,861 SRECs compared with zero during the three months ended June 30, 2012, and sold 46,223 SRECs during the nine months ended June 30, 2013, compared with 3,433 during the nine months ended June 30, 2012.

As of June 30, 2013, NJRCEV has 19,288 SRECs available for sale compared with 17,327 as of June 30, 2012. In addition, NJRCEV hedges a portion of its expected SREC production through forward sale contracts. As of June 30, 2013, NJRCEV has hedged the expected output of approximately 37 percent of its existing commercial assets for energy years 2014 through 2016.

Operating revenues consist of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
SREC sales	$1,793	$—	$5,652	$645
Energy sales and other	770	370	1,530	632
Total operating revenues	$2,563	$370	$7,182	$1,277

Operation and maintenance expenses decreased by $350,000 and increased by $482,000 during the three and nine months ended June 30, 2013, respectively, as compared with the three and nine months ended June 30, 2012, due primarily to increased labor and shared corporate services costs and decreased legal and consulting costs.

Depreciation expense increased $564,000 during the three months ended June 30, 2013, as compared with the three months ended June 30, 2012, and increased $2.2 million during the nine months ended June 30, 2013, as compared with the nine months ended June 30, 2012, as a result of additional solar projects being placed into service.

The net income tax benefit related to ITCs during the three months ended June 30, 2013 and 2012, was $313,000 and $1.4 million, respectively. During the nine months ended June 30, 2013 and 2012, income tax benefit related to ITCs was $13.1 million and $27.2 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the three and nine months ended June 30, 2013, NJRCEV had solar projects with a cost of $9.2 million and $43.8 million, respectively, placed into service compared with $6.6 million and $107.1 million placed into service during the three and nine months ended June 30, 2012, respectively.

Net income remained relatively flat during the three months ended June 30, 2013 compared with the three months ended June 30, 2012. Net income decreased $11.7 million during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, due primarily to decreased ITCs coupled with increased interest and depreciation expenses, partially offset by an increase in revenue and other income. Other income includes $1 million related to the settlement of a legal claim, as well as an insurance recovery of $954,000, which represents the replacement value of solar assets that were damaged by Superstorm Sandy.

Energy Services Segment

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating revenues	$633,533	$306,241	$1,741,081	$1,129,251
Gas purchases (including demand charges) (1)	593,730	333,689	1,661,362	1,122,884
Gross margin	39,803	(27,448)	79,719	6,367
Operation and maintenance expenses	3,595	3,558	10,190	10,654
Depreciation and amortization	10	16	32	48
Other taxes	416	179	956	833
Operating income (loss)	35,782	(31,201)	68,541	(5,168)
Other income	—	9	—	35
Interest expense, net	615	214	1,823	729
Income tax provision (benefit)	12,945	(11,511)	23,906	(2,108)
Net income (loss)	$22,222	$(19,895)	$42,812	$(3,754)

(1)
NJRES recognizes its demand charges, which represent the right to use natural gas pipeline and storage capacity assets of a third-party, over the term of the related natural gas pipeline or storage contract. The term of these contracts vary from less than one year to ten years.

As of June 30, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	50.2 Bcf of net short futures contracts

As of June 30, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	38.8 Bcf of net short futures contracts and fixed swap positions; and

•	6.0 Bcf of net long basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During the three and nine months ended June 30, 2013, operating revenues increased $327.3 million and $611.8 million respectively, and gas purchases increased $260 million and $538.5 million, respectively, due primarily to increases in volume, as well as higher average prices, which correlate to the higher price levels on the NYMEX. NYMEX prices averaged $4.09 per MMBtu during the three months ended June 30, 2013 compared with $2.22 per MMBtu during the three months ended June 30, 2012, and averaged $3.61 per MMBtu during the nine months ended June 30, 2013, compared with $2.84 per MMBtu during the nine months ended June 30, 2012.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Gross margin

Gross margin during the three and nine months ended June 30, 2013, was higher by approximately $67.3 million and $73.4 million, respectively, compared with the three and nine months ended June 30, 2012, due primarily to an increase of $78.2 million and $41.6 million in unrealized gains during the three and nine months ended June 30, 2013, respectively, partially offset by a decrease of $23.5 million in realized gains during the three months ended June 30, 2013, and an increase of $26.6 million during the nine months ended June 30, 2013, as a result of timing differences in the settlement of certain economic hedges, which are described further below.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating revenues	$633,533	$306,241	$1,741,081	$1,129,251
Less: Gas purchases	593,730	333,689	1,661,362	1,122,884
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(45,267)	32,981	(24,312)	17,316
Effects of economic hedging related to natural gas inventory	13,440	(10,096)	(9,425)	17,184
Financial margin	$7,976	$(4,563)	$45,982	$40,867

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating income (loss)	$35,782	$(31,201)	$68,541	$(5,168)
Add:
Operation and maintenance expenses	3,595	3,558	10,190	10,654
Depreciation and amortization	10	16	32	48
Other taxes	416	179	956	833
Subtotal - Gross margin	39,803	(27,448)	79,719	6,367
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(45,267)	32,981	(24,312)	17,316
Effects of economic hedging related to natural gas inventory	13,440	(10,096)	(9,425)	17,184
Financial margin	$7,976	$(4,563)	$45,982	$40,867

A reconciliation of NJRES' net income to net financial earnings is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Net income (loss)	$22,222	$(19,895)	$42,812	$(3,754)
Add:
Unrealized (gain) loss on derivative instruments and related transactions, net of taxes	(28,623)	20,854	(15,373)	10,949
Effects of economic hedging related to natural gas inventory, net of taxes	8,498	(6,384)	(5,960)	10,866
Net financial earnings	$2,097	$(5,425)	$21,479	$18,061

Financial margin increased $12.5 million and $5.1 million during the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012, due primarily to higher financial margin from storage assets, offset by the timing of certain transactions related to storage and narrower price spreads resulting in lower financial margin from transportation assets. A general decrease in opportunities to generate financial margin from the optimization of transportation and storage assets in NJRES' market area remains in the current market climate. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge NJRES' financial margin and net financial earnings. Despite these ongoing market challenges, NJRES was able recover value that had been stranded due to these factors. This allowed NJRES to reduce its overall transportation and storage costs while allowing strategic additions to its portfolio.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expenses

Operation and maintenance expenses remained relatively flat during the three months ended June 30, 2013, compared with the three months ended June 30, 2012 and decreased $464,000 during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012. The decrease was due primarily to decreases in shared corporate services costs and legal expenses, partially offset by increases in labor costs.

Net Financial Earnings

NFE increased $7.5 million during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, due primarily to higher financial margin from storage assets. During the nine months ended June 30, 2013, NFE increased $3.4 million during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, due primarily to higher financial margin from storage assets and a favorable tax audit adjustment during the current year, partially offset by lower financial margin from transportation assets.

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

Midstream Investments Segment

Operating Results

The financial results of Midstream Investments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Equity in earnings of affiliates	$3,052	$3,547	$11,012	$11,129
Operation and maintenance expenses	$143	$400	$561	$673
Interest expense, net	$201	$386	$734	$1,250
Net income	$1,541	$1,634	$5,600	$5,438

Equity in earnings, which is driven primarily by transportation revenues generated by Iroquois and storage revenues generated by Steckman Ridge is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Iroquois	$1,011	$1,196	$4,369	$4,033
Steckman Ridge	2,041	2,351	6,643	7,096
Total equity in earnings	$3,052	$3,547	$11,012	$11,129

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Retail and Other Operations

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating revenues	$13,704	$11,992	$32,842	$29,300
Operation and maintenance expenses	$9,421	$8,297	$28,099	$24,110
Net income	$1,944	$1,549	$813	$860

Operating revenues increased $1.7 million and $3.5 million, during the three and nine months ended June 30, 2013, respectively, compared with the three and nine months ended June 30, 2012, due primarily to increased Home Services installations following Superstorm Sandy, which caused an increase in demand for generators and other equipment.

Operation and maintenance expenses increased $1.1 million during the three months ended June 30, 2013, compared with the three months ended June 30, 2012 and increased $4 million during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, due primarily to higher equipment and labor costs corresponding to the increase in installations as discussed above.

Net income increased $395,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due primarily to increased revenues, partially offset by higher equipment and labor costs. Net income remained relatively flat during the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	June 30, 2013	September 30, 2012
Common stock equity	50%	50%
Long-term debt	29	32
Short-term debt	21	18
Total	100%	100%

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

In 1996, the NJR Board of Directors (Board) authorized the Company to implement a share repurchase program, which has been expanded several times since the inception of the program. On July 10, 2013, the Board approved an increase in the number of shares authorized for repurchase under NJR's Share Repurchase Plan by 1 million shares to a total of 9.75 million shares. As of June 30, 2013, the Company repurchased a total of approximately 8 million of the authorized shares.

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

NJR believes that as of June 30, 2013, NJR and NJNG were, and currently are, in compliance with all debt covenants.

Long-Term Debt

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement (the MetLife Facility) with Metropolitan Life Insurance Company (MetLife). The MetLife Facility allowed NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a two-year issuance period that expired on May 10, 2013. As of June 30, 2013, under the terms of the agreement, NJR has $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018 issued and outstanding under the MetLife Facility.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement (the Prudential Facility) with Prudential Investment Management, Inc. (Prudential). The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, the terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. NJR has issued $50 million of 3.25 percent senior notes due September 17, 2022 under the Prudential Facility. As of June 30, 2013, $25 million remains available for borrowing under the Prudential Facility.

As of June 30, 2013, NJNG's long-term debt, including current maturities, consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $222.8 million in secured fixed rate debt with maturities ranging from 2018 to 2040 , $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $54.6 million in capital leases with various maturities ranging from 2013 to 2021.

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

Credit Facilities

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments. NJRES' use of high-injection, high-withdrawal storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements. NJR's short-term debt consists of borrowings under an unsecured $325 million committed credit facility (NJR Credit Facility), which expires on August 22, 2017. The NJR Credit Facility also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $5 million increments up to a maximum $100 million at the lending banks' discretion. Borrowings under the facility are conditional upon compliance with a maximum leverage ratio, as defined in the NJR Credit Facility, of not more than 0.65 to 1.00 at any time. Depending on borrowing levels and credit ratings, NJR's interest rate can either be, at its discretion, PNC Bank, N.A.'s Prime Rate, the LIBOR or the Federal Funds Open Rate plus an applicable spread and facility fee.

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

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2013
NJR
Notes Payable to banks:
Balance at end of period	$200,900	$200,900
Weighted average interest rate at end of period	1.12%	1.12%
Average balance for the period	$179,079	$182,812
Weighted average interest rate for average balance	1.13%	1.13%
Month end maximum for the period	$200,900	$200,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$96,000	$96,000
Weighted average interest rate at end of period	0.15%	0.15%
Average balance for the period	$63,953	$128,398
Weighted average interest rate for average balance	0.15%	0.17%
Month end maximum for the period	$96,000	$204,800

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR

As noted above, based on its average borrowings during the nine months ended June 30, 2013, NJR's average interest rate was 1.13 percent, resulting in interest expense of $1.6 million. Based on average borrowings under the NJR Credit Facility of $182.8 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.4 million during the nine months ended June 30, 2013.

As of June 30, 2013, NJR has four letters of credit outstanding totaling $16.4 million, which reduces the amount available under the NJR Credit Facility by the same amount.

On June 5, 2013, NJR entered into a new agreement allowing issuances of stand-alone letters of credit through June 5, 2014, up to a total of $10 million. No amounts have been drawn under this arrangement as of June 30, 2013.

NJNG

During the nine months ended June 30, 2013, based on its average borrowings NJNG's weighted average interest rate under the NJNG Credit Facility was .17 percent, resulting in interest expense of $172,000. Based on average borrowings under the facility of $128.4 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $972,000 during nine months ended June 30, 2013.

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

Contractual Obligations

In conjunction with NJR's goal to promote clean energy, NJRCEV has entered into various agreements to install solar equipment involving both residential and commercial projects. The capital expenditures related to these projects are subject to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all. Total solar-related capital expenditures during the nine months ended June 30, 2013 were $39.8 million. The Company currently estimates solar-related capital expenditures between $55 million and $60 million during fiscal 2013, of which $51.1 million has been committed or spent. Solar-related capital expenditures in fiscal 2014 are estimated by the Company to be between $70 million and $90 million.

In October 2012, Superstorm Sandy caused significant damage to portions of NJNG's distribution infrastructure. As of June 30, 2013, total capital expenditures associated with the restoration of the affected portions of distribution main are estimated to be between $30 million to $40 million. NJNG expects to spend between $26 million to $30 million during fiscal 2013, with the remainder being spent over the following three fiscal years. As with normal operations, capital costs will be treated as additions to NJNG's rate base on which recovery will be sought in a future base rate case. In addition, on November 19, 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental operating and maintenance costs associated with Superstorm Sandy. On May 29, 2013, NJNG received approval from the BPU regarding the deferral of Superstorm Sandy related to O&M costs. NJNG also requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery. As of June 30, 2013, NJNG has approximately $14.9 million of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

related to the restoration of its infrastructure and expects that total incremental operating and maintenance costs during fiscal 2013 will approximate between $15 million to $17 million.

On March 20, 2013, the BPU issued an order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to Major Storm Events in 2011 and 2012. On July 1, 2013, NJNG filed its detailed report including unreimbursed, uninsured incremental storm restoration costs and capital expenditures related to Superstorm Sandy.

NJNG's total capital expenditures are estimated at $146.3 million and $119.9 million in fiscal 2013 and 2014, respectively, and consist primarily of Superstorm Sandy related costs and its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. Capital expenditures in fiscal 2013 and 2014, include an estimated $29.9 million and $43.4 million, respectively, related to SAFE construction costs. As of June 30, 2013, NJNG's capital expenditures spent or committed were $100 million, of which, $11.5 million was related to AIP II, $15.7 million was related to SAFE and approximately $24.7 million was related to restoration from storm damages.

In November 2012, the BPU approved new state utilities' funding obligations for New Jersey Clean Energy Program (NJCEP) for the period from January 1, 2013 to June 30, 2013. NJNG's share of the total funding requirement was approximately $9.8 million. On June 21, 2013, the BPU approved NJNG's funding obligations for July 1, 2013 to June 30, 2014, of approximately $15.6 million. Accordingly, NJNG recorded the obligation and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

NJNG has sufficient liquidity to meet our current obligations and to fund restoration efforts from a combination of cash on hand and available capacity under revolving credit facilities.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $381.5 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $16.4 million, as noted above.

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow from operating activities totaled $125.1 million during the nine months ended June 30, 2013, compared with $59.9 million during the nine months ended June 30, 2012. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition to the factors noted above, the increase of $65.2 million in cash generated from operations during the nine months ended June 30, 2013 as compared with the nine months ended June 30, 2012, was impacted by:

•	credits of $85.9 million issued to NJNG's customers during fiscal 2012 for overrecovered gas costs that did not recur in fiscal 2013;

•	cash received totaling $17.9 million due to the sale of NJRES' MF Global bankruptcy claim; partially offset by

•	additional expenditures of approximately $14.9 million related to Superstorm Sandy restoration efforts at NJNG that have been deferred as a regulatory asset;

Investing Activities

Cash flow used in investing activities totaled $132.5 million during the nine months ended June 30, 2013, compared with $158.2 million during the nine months ended June 30, 2012. The decrease was due primarily to lower capital expenditures related to solar projects at NJRCEV partially offset by higher utility plant expenditures and cost of removal as a result of Superstorm Sandy.

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

Cash flow used in financing activities totaled $4.8 million during the nine months ended June 30, 2013, compared with $97.9 million generated from financing activities during the nine months ended June 30, 2012. The decrease is due primarily to lower short-term borrowings at NJNG partially offset by proceeds from the issuance of $50 million in long-term debt at NJNG.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX and over-the-counter markets. The prices on the NYMEX/Chicago Mercantile Exchange (CME), the Intercontinental Exchange (ICE) and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also significantly influenced from time to time by other events.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2012 to June 30, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2013
NJNG	$2,169	$363	$1,727	$805
NJRES	(7,969)	34,761	(782)	27,574
Total	$(5,800)	$35,124	$945	$28,379

There were no changes in methods of valuations during the nine months ended June 30, 2013.

The following is a summary of fair market value of financial derivatives at June 30, 2013, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2013	2014	2015 - 2017	After 2017	Total Fair Value
Price based on NYMEX/CME	$9,313	$6,243	$269	$—	$15,825
Price based on ICE	10,065	4,021	(1,532)	—	12,554
Total	$19,378	$10,264	$(1,263)	$—	$28,379

The following is a summary of financial derivatives by type as of June 30, 2013:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	17.0	$2.90 - $4.29	$914
	Options	0.7	$0.24 - $0.33	(109)
NJRES	Futures	(50.2)	$2.91 - $5.03	27,574
Total				$28,379

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2012 to June 30, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2013
NJRES - Prices based on other external data	$10,502	(15,682)	(3,661)	$(1,519)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $20.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $26.5 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(10,269)	$(20,539)	$(30,808)	$(41,077)
Ending derivative fair value	$26,453	$16,184	$5,914	$(4,355)	$(14,624)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$10,269	$20,539	$30,808	$41,077
Ending derivative fair value	$26,453	$36,722	$46,992	$57,261	$67,530

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2013. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of June 30, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$189,500	$134,489
Noninvestment grade	5,416	48
Internally rated investment grade	34,420	17,011
Internally rated noninvestment grade	4,335	3
Total	$233,671	$151,551

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of June 30, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$10,472	$10,224
Noninvestment grade	263	—
Internally rated investment grade	272	224
Internally rated noninvestment grade	126	76
Total	$11,133	$10,524

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company's disclosure controls and procedures are effective, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2012, and is set forth in Part I, Item 1, Note 11. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2013, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2012 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/13 - 04/30/13	72,400	$45.43	72,400	1,138,069
05/01/13 - 05/31/13	257,600	$46.07	257,600	880,469
06/01/13 - 06/30/13	162,100	$44.54	162,100	718,369
Total	492,100	$45.47	492,100	718,369

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2013, included 8.75 million shares of common stock for repurchase, of which, approximately 718,000 shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

On July 10, 2013, the Board approved an increase in the number of shares authorized for repurchase under NJR's Share Repurchase Plan by 1 million shares to a total of 9.75 million shares. The Share Repurchase Plan allows the Company to purchase its shares on the open market or in negotiated transactions, based on market and other conditions. The Company is not required to purchase any specific number of shares, and may discontinue or suspend the program at any time.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Restated Articles of Incorporation of New Jersey Resources Corporation, as amended through July 10, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 16, 2013)

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 10, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on July 16, 2013)

4.2(e)	Thirty-Fourth Supplemental Indenture dated as of April 1, 2013 (incorporated by reference to Exhibit 4.2(e) to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 7, 2013
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer