Form 10-K
period 2013-09-30
NEW JERSEY RESOURCES CORP
filed 2013-11-26
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013
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
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $1,848,838,319 based on the closing price of $44.85 per share on March 28, 2013, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 21, 2013 was 42,025,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 22, 2014, to be filed on or about December 12, 2013, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ARO	Asset Retirement Obligations
ARS	Auction-Rate Securities
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CFTC	Commodity Futures Trading Commission
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
CWIP	Construction Work In Progress
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds
EDECA	Electric Discount and Energy Competition Act
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
HCCTR	Health Care Cost Trend Rate
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
Iroquois	Iroquois Gas Transmission L.P.
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A.
JPMC Term Loan	NJR's $100 million, one-year term loan credit agreement with JPMorgan Chase Bank, N.A.
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and the Company
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc.
MF Global	MF Global Holdings Ltd. (collectively with its affiliates MF Global Inc. and MF Global UK Limited)
MGP	Manufactured Gas Plant
MMBtu	Million Metric British Thermal Unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NJR Credit Facility	NJR's $325 million unsecured committed credit facility expiring in August 2017 that NJR entered into in August 2012
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NGX	Natural Gas Exchange
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program

New Jersey Resources Corporation

NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $200 million unsecured committed credit facility expiring in August 2014 that NJNG entered into in August 2011
NPNS	Normal Purchase/Normal Sale
NJR or The Company	New Jersey Resources Corporation
NJR Energy	NJR Energy Corporation
NJR Midstream	NJR Midstream Holdings Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJREI	NJR Energy Investments Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRPS	NJR Plumbing Services, Inc.
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NYMEX	New York Mercantile Exchange
O&M	Operating and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligations
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
Pipeline	NJNR Pipeline Company
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted $75 million private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Rate Counsel	New Jersey Division of Rate Counsel
Retail and Other	Retail and Other Operations
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Clause
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
TEFA	Transitional Energy Facilities Assessment
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
VRDN	Variable Rate Demand Notes

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.-Business, under the captions "BUSINESS SEGMENTS -Natural Gas Distribution-General;-Seasonality of Gas Revenues;-Gas Supply;-Regulation and Rates;-Competition;" "-Energy Services;" "-Clean Energy Ventures;" "-Midstream;" "-Retail and Other;" "ENVIRONMENT," and Item 3."-Legal Proceedings," and in Part II including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as "may," "intends," "estimates," "expects," "projects," "plans," "believes," "should," "will" or "continues" or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, extension of the PTC, financial condition, results of operations, cash flows, capital requirements, market risk and other matters for fiscal 2014 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors, as well as the following:

•	weather and economic conditions;

•	demographic changes in the NJNG service territory and their effect on NJNG's customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJRES operations and on the Company's risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•	the impact of volatility in the credit markets;

•	the ability to comply with debt covenants;

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of potential downturns in the financial markets, a lower discount rate or impacts associated with the Patient Protection and Affordable Care Act;

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

•
risks associated with our investments in clean energy projects and our investment in an onshore wind developer, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects, NJR's eligibility for ITCs or PTCs, the future market for SRECs and operational risks related to projects in service;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•
the level and rate at which NJNG's costs and expenses (including those related to restoration efforts resulting from Superstorm Sandy) are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the possible expiration of the NJNG CIP;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company that provides retail and wholesale energy services to customers primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market areas of the U.S., as well as Canada. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR's subsidiaries and businesses include:

New Jersey Natural Gas Company, a local natural gas distribution company that provides regulated retail natural gas service to approximately 497,400 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the BPU and comprises the Company's Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation composes the Company's Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in clean energy projects, including commercial and residential solar projects, an onshore wind project, and the Company's 18.7 percent ownership interest in OwnEnergy.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts. NJRES also provides wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company's Energy Services segment.

NJR Energy Investments Corporation, an unregulated affiliate that consolidates the Company's unregulated energy-related investments. NJREI includes the following wholly owned subsidiaries:

•
NJR Midstream Holdings Corporation (formerly NJR Energy Holdings Corporation) primarily invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, a natural gas storage facility and NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois. Steckman Ridge and Iroquois comprise the Company's Midstream segment (formerly Energy Holdings segment). On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation.

•	NJR Investment Company, a company that makes and holds certain energy-related investments, primarily through equity instruments of public companies.

•	NJR Energy Corporation, a company that invests in energy-related ventures.

NJR Retail Holdings Corporation, an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following wholly owned subsidiaries:

•
NJR Home Services Company, a company that provides heating, ventilation and cooling service repair and contract services to approximately 121,000 service contract customers, as well as solar installation projects.

•	Commercial Realty & Resources Corp., a company that holds and develops commercial real estate.

•	NJR Plumbing Services, Inc., a company that provides plumbing repair and installation services.

NJR Service Corporation, an unregulated company that provides shared administrative services, including corporate communications, finance and accounting, internal audit, legal, human resources and information technology for NJR and all subsidiaries.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Midstream (formerly Energy Holdings).

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Clean Energy Ventures segment consists of capital investments in clean energy projects. The Energy Services segment consists of unregulated wholesale energy operations. Lastly, the Midstream segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities.

Net income and assets by business segment at September 30, are as follows:

(Thousands)	2013		2012		2011
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$73,846	$2,094,940	$73,238	$2,005,520	$71,322	$1,942,691
Clean Energy Ventures	$10,060	$253,663	$19,452	$223,247	$6,761	$80,234
Energy Services	$20,725	$468,096	$(8,605)	$347,406	$13,479	$400,882
Midstream	$7,199	$153,536	$6,749	$157,779	$6,780	$159,940

Additional financial information related to these business segments are set forth in Note 14. Business Segment and Other Operations Data in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis.

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 497,400 customers. NJNG's service territory covers New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris, Middlesex and Sussex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.4 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation. NJNG added 7,456 and 6,704 new customers and added natural gas heat and other services to another 619 and 539 existing customers in fiscal 2013 and 2012, respectively. NJNG's new customer annual growth rate of approximately 1.5 percent is expected to continue with projected additions in the range of approximately 14,000 to 16,000 new customers over the next two years. This anticipated customer growth represents approximately $3.9 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG's CIP tariff.

When assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, NJNG surveys builders in its service area to gain insight into future development plans. NJNG has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. The Company estimates that during fiscal 2014, approximately 50 percent of NJNG's projected customer growth will consist of conversions.

NJNG's business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Operating Revenues/Throughput

For the fiscal year ended September 30, operating revenues and throughput by customer class were as follows:

	2013		2012		2011
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$467,269	38.3	$363,780	32.9	$579,038	42.3
Commercial and other	102,350	7.5	88,484	6.5	116,043	8.3
Firm transportation	73,745	15.2	60,599	11.2	57,126	12.2
Total residential and commercial	643,364	61.0	512,863	50.6	752,207	62.8
Interruptible	6,452	10.9	6,510	10.3	7,029	8.3
Total system	649,816	71.9	519,373	60.9	759,236	71.1
BGSS incentive programs (1)	138,171	36.0	108,340	36.1	212,488	43.4
Total	$787,987	107.9	$627,713	97.0	$971,724	114.5

(1)
Does not include 105.5, 63.5 and 63.6 Bcf for the capacity release program and related amounts of $3.7 million, $3.4 million and $2.2 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

In fiscal 2013, no single customer represented more than 10 percent of total NJNG operating revenues.

Seasonality of Gas Revenues

Therm sales are significantly affected by weather conditions with customer demand being greatest during the winter months when natural gas is used for heating purposes. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day's average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a twenty-year average, calculated based on three reference areas representative of NJNG's service territory.

The CIP, a mechanism authorized by the BPU, stabilizes fluctuations in NJNG's utility gross margin, as a result of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of utility gross margin is subject to additional conditions, including an earnings test and an evaluation of BGSS-related savings achieved over a 12-month period. The CIP was initially authorized in October 2006 as a three-year pilot program and continues in effect due to the continuing nature of energy efficiency programs at the state and federal levels in concert with the issuance of the economic stimulus programs. During fiscal 2010, the BPU approved an extension of the program through September 30, 2013. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase has commenced and since no BPU Order on that petition was issued as of September 30, 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier.

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, during which time it can request rate changes, as appropriate. For additional information regarding the CIP, including rate actions and impact to margin, see Note 3. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis-Natural Gas Distribution Segment.

Gas Supply

Firm Natural Gas Supplies

In fiscal 2013, NJNG purchased gas from approximately 104 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at nine citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG's citygate stations, the maximum daily deliverability of that capacity in dths and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths) (1)	Expiration
Texas Eastern Transmission, L.P.	270,948	Various dates between 2015 and 2023
Tennessee Gas Pipeline Co.	25,166	Various dates between 2014 and 2015
Columbia Gulf Transmission Corp.	20,000	Various dates between 2015 and 2024
Algonquin Gas Transmission	12,000	2015
Transcontinental Gas Pipe Line Corp.	3,931	2014
Total	332,045

(1)	Numbers are shown net of any capacity release contracted amounts.

The pipeline companies that provide firm contract transportation service for NJNG and supply the above pipelines are Iroquois, Dominion Transmission Corporation and Columbia Gulf Transmission Company.

In addition, NJNG has citygate delivered storage contracts that provide additional maximum daily deliverability to NJNG's citygate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	2015
Transcontinental Gas Pipe Line Corp.	8,384	2015
Total	102,941

NJNG also has upstream storage contracts, maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily
	deliverability (dths)	Expiration
Dominion Transmission Corporation	128,714	Various dates between 2016 and 2017
Steckman Ridge, L.P.	38,000	2020
Central New York Oil & Gas	25,337	2015
Total	192,051

NJNG utilizes its transportation contracts to transport gas from the Dominion Transmission Corporation, Steckman Ridge and Central New York Oil & Gas storage fields to NJNG's citygates. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

Citygate Supplies from NJRES

NJNG has several citygate supply agreements with NJRES. NJNG can call upon a supply of up to 28,600 dths/day delivered to NJNG's Transco citygate and a supply of up to 20,000 dths/day delivered to NJNG's Texas Eastern citygate. NJNG and NJRES have an agreement where NJNG released its Central New York Oil & Gas storage capacity of 1.6 million dths to NJRES for the period from January 1, 2010 to March 31, 2014. NJRES will manage the storage and provide delivery to NJNG at NJNG's request as needed. NJNG and NJRES also have an agreement where NJNG released 159,790 dths/day of its Texas Eastern Transmission capacity to NJRES for the period from November 1, 2010 to October 31, 2014. NJNG can call upon a supply of up to 159,790 dths/day delivered to NJNG's Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 dths/day, which represents approximately 20 percent of its estimated peak day sendout. See Item 2. Properties-NJNG for additional information regarding the LNG storage facilities.

BGSS

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its FRM program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a 5 percent increase to the average residential heat customer’s bill on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented upon five days notice to the BPU.

In addition to making periodic rate adjustments to reflect changes in commodity prices, NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Rate changes, as well as other regulatory actions related to BGSS, are discussed further in Note 3. Regulation in the accompanying Consolidated Financial Statements.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG's long-term natural gas requirements change, it is expected that NJNG would renegotiate and restructure its contract portfolio components to better match the changing needs of its customers and changing natural gas supply landscape.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as base tariff rates and regulatory rider rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, environmental issues, compliance with affiliate standards and the sale or encumbrance of its properties.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG's rate proceedings.

Federal

The FERC regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG's agreements with several interstate pipeline companies for the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The BPU, within the framework of the EDECA, fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. The state's natural gas utilities must provide BGSS in the absence of any third-party supplier. On September 30, 2013, NJNG had 54,253 residential and 10,399 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

NJRCEV is an unregulated company that invests in, owns and operates clean energy projects located primarily in New Jersey and owns a minority equity interest in an onshore wind project developer.

NJRCEV invests in, owns and operates residential and commercial solar installations in New Jersey. As of September 30, 2013, NJRCEV has placed solar assets with a capacity of 56 MW into service, including a combination of residential and commercial net metered and grid-connected solar systems. As part of its solar investment program, NJRCEV operates a residential lease program, The Sunlight Advantage™, that provides qualifying homeowners the opportunity to have a solar system installed on their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the lease in exchange for monthly payments. The program is operated by NJRCEV using a group of qualified contracting partners in addition to strategic supplier relationships for material standardization and sourcing. The residential solar lease market is highly competitive with various other companies operating programs in New Jersey. NJRCEV competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

NJRCEV’s commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host where grid-connected systems sell into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the second largest solar market in the U.S. with a large number of firms competing in all facets of the market including development, financing and construction.

The solar systems are registered with the BPU's Office of Clean Energy and are qualified to produce SRECs. An SREC represents the renewable attributes associated with one MWh of solar energy generated. NJRCEV sells the SRECs, at market-based rates, to a variety of counterparties including electric Load Serving Entities that serve electric customers in New Jersey and are required to comply with minimum state clean energy generation standards. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service.

In addition to its solar investments, NJRCEV has the option to acquire small to mid-size wind farms that fit its investment profile through its 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project. The energy produced at Two Dot, as well as the renewable attributes, will be sold through a 25-year power purchase agreement with an electric utility. Additionally, NJRCEV expects the wind farm will qualify for federal PTCs, which will be utilized by NJR.

NJRCEV is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, technological changes, and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

Energy Services

NJRES provides unregulated physical natural gas services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. NJRES’ activities are conducted in the market areas in which it has expertise and includes primarily the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market regions of the U.S., as well as Canada. NJRES competes based on price and quality of service execution. Its competitors can include utility companies, natural gas producers and financial institutions that have wholesale marketing operations. NJRES' portfolio of end-use customers includes natural gas distribution companies, industrial companies, and electric generators, as well as retail aggregators, wholesale marketers and natural gas producers.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

While focusing on maintaining a low-risk operating and counterparty credit profile, NJRES activities specifically consist of the following elements:

•	Providing natural gas portfolio management services to nonaffiliated utilities, electric generation facilities and natural gas producers;

•
Managing new and existing natural gas transportation and storage assets to position for benefits from changes in prices due to location or timing differences as a means to generate financial margin (as defined below);

•
Leveraging transactions for the delivery of natural gas to customers by aggregating the natural gas commodity costs and transportation costs to minimize the total cost required to provide and deliver natural gas to NJRES' customers. These transactions identify the lowest-cost alternative with the natural gas supply, transportation availability and markets to which NJRES is able to access through its business footprint and contractual asset portfolio; and

•	Managing economic hedging programs that are designed to mitigate the impact of adverse market price fluctuations on its natural gas supply transportation and storage commitments.

Transportation and Storage Transactions

NJRES focuses on creating value from its natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. These assets become more valuable when prices change between these areas and across time periods. On a forward basis, NJRES may hedge these price differentials through the use of financial instruments. In addition, NJRES seeks to optimize these assets on a daily basis as market conditions change by evaluating all the natural gas supplies and transportation to which it has access. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices change as a result of market conditions. NJRES initiates positions on which it earns financial margin, and then enhances that financial margin as prices change across regions or time periods.

NJRES also participates in park-and-loan transactions with pipeline and storage counterparties, where NJRES will park (store) natural gas to be redelivered to NJRES at a later date or borrow (receive a loan of natural gas) to be returned to the pipeline or storage field at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace to generate financial margin. In evaluating these transactions, NJRES will compare the fixed fee it will pay to or receive from the counterparty, along with other costs such as time value of money, and the resulting financial margin it can generate when considering the market price at the beginning and end of the time period of the park or loan. NJRES evaluates deal attributes such as fixed fees, calendar spread value from deal inception until volumes are scheduled to be returned and/or repaid as well as the time value of money. If this evaluation demonstrates that NJRES is able to generate financial margin, NJRES will enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

The Company utilizes its transportation and storage capacity to manage various types of activity with these customers. As a result, the Company is able to capture additional value from this capacity due to the locational and/or time differences inherent in each transaction.

Inventory

NJRES maintains inventory balances to satisfy its existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2013 and 2012, NJRES managed and sold 630.7 and 558.2 Bcf of natural gas, respectively. In addition, as of September 30, 2013 and 2012, NJRES had 62.3 Bcf or $209.5 million of gas in storage and 45.5 Bcf or $119.8 million of gas in storage, respectively.

Weather/Seasonality

NJRES’ activities can be seasonal in nature as a result of changes in demand for natural gas. Demand for NJRES’ natural gas is generally strong during the winter months; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for gas-fired electricity generation facilities. Accordingly, NJRES can be subject to variations in earnings and working capital during the year as a result of changes in weather.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Volatility

NJRES’ activities are also subject to changes in price volatility or supply/demand dynamics within its wholesale markets, including in the northeastern, Appalachian and mid-continent regions, where shale gas has contributed to an increase in supply. Changes in the supply of gas can affect capacity values and NJRES’ financial margin, described below, that is generated from the optimization of transportation and storage assets. With its focus on risk management, NJRES continues to diversify its revenue stream by identifying new growth opportunities in the producer services marketplace. In addition, NJRES has added new counterparties, as well as strategic storage and transportation assets to its holdings, and continues to expand its geographic footprint, adding to its existing portfolio, which includes 41 Bcf of firm storage capacity and 1.5 Bcf/day of firm transportation.

Financial Margin

NJRES enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. NJRES views "financial margin" as a key financial metric. NJRES' financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management's Discussion and Analysis - Energy Services Segment.

Risk Management

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties, and formal contract and credit review approval processes. NJRES continuously monitors and seeks to reduce the risk associated with its credit exposures with its various counterparties. Accordingly, NJRES’ counterparties are primarily investment grade companies. The Risk Management Committee of NJR oversees compliance with these established guidelines.

Midstream

Midstream includes investments in FERC-regulated interstate natural gas transportation and storage assets and is composed of the following subsidiaries:

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a natural gas storage facility with approximately 17.7 Bcf of operating capacity in Bedford County, Pennsylvania. The facility has direct access to Texas Eastern and Dominion and has access to the Northeast markets; and

•
NJNR Pipeline, which consists of its 5.53 percent equity investment in Iroquois Gas Transmission System, which is a 412-mile FERC-regulated interstate natural gas pipeline system that runs from the New York-Canadian border to Long Island, New York.

OTHER BUSINESS OPERATIONS

Retail and Other

Retail and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 121,000 service contract customers, as well as installation of solar equipment;

•
CR&R, which holds and develops commercial real estate. As of September 30, 2013, CR&R's real estate portfolio consisted of 25.4 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, which was sold in October 2013, 52.3 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $8.3 million;

•	NJR Investment, which invests in and holds certain energy-related investments, primarily through equity instruments of public companies;

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

•	NJR Energy, which invests in energy-related ventures; and

•	NJR Service, which provides shared administrative and financial services to the Company and all its subsidiaries.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $159.8 million to $261 million.

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the best estimate in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2013, NJNG recorded an MGP remediation liability and a corresponding Regulatory asset of $183.6 million on the Consolidated Balance Sheets, which represents its best estimate of possible liability; however, actual costs may differ from these estimates. NJNG is currently recovering approximately $20 million annually and will continue to seek recovery of these costs through its remediation rider.

EMPLOYEE RELATIONS

As of September 30, 2013, the Company and its subsidiaries employed 936 employees compared with 927 employees as of September 30, 2012. Of the total number of employees, NJNG had 405 and 411 and NJRHS had 111 and 106 Union or "Represented" employees as of September 30, 2013 and 2012, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire in December 2016 and April 2017, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension and postemployment benefit plan, which was closed to all employees hired on or after January 1, 2012, and an enhanced 401(k) retirement savings plan. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at http://njr360.client.shareholder.com/sec.cfm as soon as reasonably possible after filing or furnishing them with the SEC:

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K.

In addition, on our website at http://njr360.client.shareholder.com/governance.cfm, the following documents are also available free of charge:

•	Corporate Governance Guidelines;

•	Principal Executive Officer and Senior Financial Officers Code of Ethics;
•Wholesale Trading Code of Conduct;
•NJR Code of Conduct; and

•	Charters of the following Board of Directors Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2014 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 12, 2013, and we will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, NJ 07719.

ITEM 1A. RISK FACTORS

When considering any investment in NJR's securities, investors should consider the following risk factors, as well as the information contained under the caption “Forward-Looking Statements,” in analyzing the Company's present and future business performance. While this list is not exhaustive, NJR's management also places no priority or likelihood based on their descriptions or orders of presentation. Unless indicated otherwise or the content requires otherwise, references below to “we,” “us,” and “our” should be read to refer to New Jersey Resources Corporation and its subsidiaries.

Inability of NJR and/or NJNG to access the financial markets and conditions in the credit markets could affect management's ability to execute their respective business plans.

We rely on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by our cash flow from operations. Any deterioration in our financial condition could hamper our ability to access the credit markets or otherwise obtain debt financing. Because certain state regulatory approvals may be necessary in order for NJNG to incur debt, NJNG may not be able to access credit markets on a timely basis.

External events could also increase the cost of borrowing or adversely affect the ability to access the financial markets. Such external events could include the following:

•	economic weakness and or political instability in the U.S. or in the regions where we operate;

•	political conditions, such as the recent shutdown of the U.S. federal government;

•	financial difficulties of unrelated energy companies;

•	capital market conditions generally;

•	market prices for natural gas;

•	the overall health of the natural gas utility industry; and

•	fluctuations in interest rates, particularly with respect to NJNG's variable rate debt instruments.

Our ability to secure short-term financing is subject to conditions in the credit markets. A prolonged constriction of credit availability could affect management's ability to execute our business plan. An inability to access capital may limit the ability to pursue improvements or acquisitions that we may otherwise rely on for both current operations and future growth.

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

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. We rely exclusively on dividends from our subsidiaries, on intercompany loans from our non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to our subsidiaries for our cash flows. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

of dividends to us by certain of our subsidiaries or the repayment of loans to us by our principal subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

NJNG's debt is currently rated by the rating agencies Moody's and S&P as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can face increased borrowing costs under their current credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries' ability to execute their operating strategies.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of NJRES and NJRCEV, which rely on our creditworthiness, would be adversely affected. NJRES would possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. In addition, NJRCEV would be required to seek alternative financing for its projects. NJRCEV may be unable to obtain such financing or able to do so only on less favorable terms.

Additionally, lower credit ratings could adversely affect relationships with NJNG's state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

Failure by NJR and/or NJNG to comply with debt covenants may impact our financial condition.

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and an interest coverage ratio in the case of NJNG. These debt obligations also contain provisions that put certain limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring us to make timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR's and NJNG's financial condition.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values, interest rates and changing demographics and may have a material adverse effect on our financial results.

We have two defined benefit pension plans and two OPEB plans for the benefit of eligible full-time employees and qualified retirees, which were closed to all employees hired on or after January 1, 2012. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount rates and changing demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years, impacts from healthcare legislation and increases in health care costs.

Significant declines in equity markets and/or reductions in bond yields can have a material adverse effect on the funded status of our pension and OPEB plans. In these circumstances, we may be required to recognize increased pension and OPEB expenses and/or be required to make additional cash contributions into the plans.

The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. A significant decrease in the asset values of these plans can result in funding obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations, decrease our borrowing capacity and increase our interest expense.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of NJRES' business may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and ourstock price.

We use derivatives, including futures, forwards, options, swaps and foreign exchange contracts to manage commodity, financial market and foreign currency risks. The timing of the recognition of gains or losses associated with our economic hedges in accordance with GAAP used in the U.S. does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

In addition, NJRES could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

A change in our effective tax rate as a result of a failure to qualify for ITCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects may have a material impact on our earnings.

GAAP requires NJR to apply an effective tax rate to interim periods that is consistent with our estimated annual effective tax rate. As a result, quarterly, NJR projects the annual effective tax rate and then adjusts the tax expense recorded in that quarter to reflect the projected annual effective tax rate. The amount of the quarterly adjustment is based on information and assumptions, which are subject to change and which may have a material impact on quarterly and annual NFE. Factors we consider in estimating the probability of projects being completed during the fiscal year include, but are not limited to, Board of Directors approval, execution of various contracts, including power purchase agreements, construction logistics, permitting and interconnection completion. If NJR fails to qualify for ITCs or is delayed in qualifying for some ITCs during the fiscal year due to delays or failures to complete planned solar energy projects as scheduled, our quarterly and annual net income and NFE may be materially impacted.

NJNG's operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

NJNG's operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas. These risks include explosions, pollution, release of toxic substances, fires, storms and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. NJNG could suffer substantial losses should any of these events occur. Moreover, as a result, NJNG has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJNG maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

Major changes in the supply and price of natural gas may affect financial results.

While NJNG expects to meet the demand for natural gas from its customers for the foreseeable future, factors impacting suppliers and other third parties, including increased competition, further deregulation, transportation costs, possible climate change legislation, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. NJNG actively hedges against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform and regulators not allow the pass-through of expended funds to customers, it may result in a loss that could have a material impact on our financial position, cash flows and statement of operations.

NJNG and NJRES rely on storage, transportation assets and suppliers that they do not own or control to deliver natural gas.

NJNG and NJRES depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers' ability to obtain and deliver additional supplies of natural gas, as well as NJNG's ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG's ability to deliver such supplies. These factors include other parties' control over the drilling of new wells and the facilities to

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

transport natural gas to NJNG's citygate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. NJRES also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and NJRES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for NJRES, these conditions could have a material impact on its cash flows and statement of operations.

Adverse economic conditions, including inflation, increased natural gas costs, foreclosures and business failures, could adversely impact NJNG's customer collections and increase our level of indebtedness.

Inflation may cause increases in certain operating and capital costs. We continually review the adequacy of NJNG's tariff rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

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

Weather conditions and other natural phenomena can have an adverse impact on our earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG's distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG's gross margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

Changes in customer growth may affect earnings and cash flows.

NJNG's ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. During periods of extended economic downturns, prolonged weakness in housing markets or slowdowns in the conversion market, there could be an adverse impact on NJNG's utility firm gross margin, earnings and cash flows. Furthermore, our estimate regarding customer growth has not been verified by any independent source and is subject to the aforementioned risks and uncertainties, which could cause actual results to materially deviate from the estimate.

NJRES' earnings and cash flows are dependent upon optimization of its physical assets using financial transactions.

NJRES' earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in NJRES' market areas, for example that can occur as a result of increased production along the Marcellus Shale in the Appalachian basin, can reduce NJRES' ability to find opportunities going forward. Changes in pricing dynamics and supply could have an adverse impact on NJRES' optimization activities, earnings and cash flows. NJRES incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices at various locations or time periods change in such a way that NJRES is not able to recoup these costs from its customers, the cash flows and earnings at NJRES, and ultimately NJR, could be adversely impacted.

NJRES is exposed to market risk and may incur losses in wholesale services.

The storage and transportation portfolios at NJRES consist of contracts to transport and store natural gas commodities. The value of NJRES' portfolio could be negatively impacted if the value of these contracts change in a direction or manner that NJRES

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

does not anticipate. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be negatively impacted.

Investing through partnerships or joint ventures decreases our ability to manage risk.

We have utilized joint ventures for certain non-regulated midstream investments, including Steckman Ridge and Iroquois, and although we currently have no specific plans to do so, we may acquire interests in other joint ventures in the future. In these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures, and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

Our investments in clean energy projects are subject to substantial risks.

Commercial and residential solar energy projects and onshore wind projects, such as those in which we are investing, are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. These projects are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for ITCs, the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey and in the case of our investment in OwnEnergy, onshore wind projects, the renewal of the PTC and several states' renewable portfolio standards. As a result, these projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of the solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of the solar project assets.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the the BPU required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG's distribution operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. NJNG's ability to obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases, continue its BGSS incentive, CIP and SAVEGREEN programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with its MGP sites, uninsured incremental O&M costs associated with Superstorm Sandy, CIP, NJCEP, economic stimulus plans, certain deferred income tax and pension and other postemployment plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, results of operations and cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Termination of NJNG’s CIP may lead to a decrease in earnings and cash flows.

Customer conservation efforts have been increasing and as a result NJNG has seen a decrease in volumes of natural gas delivered to its customers. NJNG’s CIP has a usage component that is intended to mitigate the impact to earnings as a result of reductions in customer usage. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase remains in process and since no BPU Order on that petition has been issued as of September 30, 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier. If the CIP is not renewed or replaced with a similar mechanism to decouple the link between customer usage and NJNG’s utility gross margin, our financial position, results of operations and cash flows, could be adversely affected.

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may not be able to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry and located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and result in a disruption in our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which would negatively affect our earnings.

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

We continue to place greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, our financial position, results of operations and cash flows.

We rely on information technology to manage our natural gas distribution and other corporate operations, maintain customer, employee, Company and vendor data, prepare our financial statements and to perform other critical business processes. This technology may fail due to cyber-attack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

There is no guarantee that redundancies we have built into our networks and technology or the procedures that we have implemented to protect against cyber-attack and other unauthorized access to secured data are adequate to safeguard against all failures of technology or security breaches.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

A work stoppage could adversely affect our natural gas distribution operations and results.

The majority of our natural gas distribution segment workforce is represented by the Union and is covered by a collective bargaining agreement that will expire in December 2016. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce, and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today's challenging marketplace.

We are subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to us.

We are subject to substantial regulation from federal, state and local regulatory authorities. We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of our business, including customer rates, services and natural gas pipeline operations.

The FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness would negatively impact our earnings. In addition, the U.S. Senate has passed the Pipeline Transportation Safety Improvement Act and if enacted will increase federal regulatory oversight and could also increase administrative costs that may not be recovered in rates from customers, which could have an adverse impact on our earnings.

We cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and applicable regulations. Changes in regulations or the imposition of additional regulations could influence our operating environment and may result in substantial costs to us.

Our certificate of incorporation and bylaws may delay or prevent a transaction that stockholders would view as favorable.

Our certificate of incorporation and bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may prevent changes in management. In addition, our Board of Directors is authorized to issue preferred stock without stockholder approval on such terms as our Board of Directors may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders' Protection Act, which could delay or prevent a change of control of NJR.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our non-regulated energy investments.

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems, solar energy projects and onshore wind projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop our non-regulated energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals and financing, our equity investments could be impaired, and such impairment could have a materially adverse effect on our financial condition, results of operations or cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

We are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect our results of operations, cash flows and financial condition.

We are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our financial statements, could adversely affect our results of operations, cash flows and financial condition.

Changes in accounting standards may adversely impact our financial condition and results of operations.

The SEC is currently considering whether publicly registered companies in the U.S. should be required to prepare financial statements in accordance with IFRS instead of the current GAAP in the United States. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, which are currently in effect for most other countries in the world. Unlike U.S. GAAP, IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we could be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact our financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. FASB is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the International Accounting Standards Board to converge accounting standards over the next several years. If approved, adoption of these changes could adversely impact our financial condition and results of operations.

Our costs of compliance with present and future environmental laws are significant and could adversely affect our cash flows and profitability.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these laws and regulations may require us to expend significant financial resources to, among other things, conduct site remediation and perform environmental monitoring. If we fail to comply with applicable environmental laws and regulations, even if we are unable to do so due to factors beyond our control, we may be subject to civil liabilities or criminal penalties and may be required to incur significant expenditures to come into compliance. Additionally, any alleged violations of environmental laws and regulations may require us to expend significant resources in our defense against alleged violations.

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. There is a possibility that, when and if enacted, the final form of such legislation could impact our costs and put upward pressure on wholesale natural gas prices. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

NJNG (All properties are located in New Jersey)

NJNG owns approximately 6,990 miles of distribution main, 7,000 miles of service main, 226 miles of transmission main and approximately 518,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County; and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and emergencies.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, Monmouth County, a customer service office in Asbury Park, Monmouth County and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of an Indenture of Mortgage and Deed of Trust to BNY Midwest Trust Company, Chicago, Illinois, dated April 1, 1952, as amended by thirty-four supplemental indentures, as security for NJNG's mortgage bonds, which totaled $319.8 million at September 30, 2013. In addition, under the terms of the Indenture, NJNG could have issued up to $650.7 million of additional first mortgage bonds as of September 30, 2013.

All Other Business Operations

As of September 30, 2013, CR&R's real estate portfolio consisted of 25.4 acres of undeveloped land in Monmouth County with a net book value of $5.4 million, 52.3 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $8.3 million. On October 22, 2013, CR&R sold the 25.4 acres of undeveloped land located in Monmouth County for $6 million, and recognized a pre-tax gain of $313,000 after closing costs.

As of September 30, 2013, NJRES leased office space in Wall Township, New Jersey, as well as Houston, Texas and Charlotte, North Carolina for its business activities.

As of September 30, 2013, the Steckman Ridge partnership owned and/or leased mineral rights on approximately 8,300 acres of land in Bedford County, Pennsylvania, where it has developed a 17.7 Bcf natural gas storage facility with up to 12 Bcf of working gas capacity. As of September 30, 2013, NJR had invested $126.8 million in Steckman Ridge, excluding capitalized interest and other direct costs of $6.3 million and received cash distributions from Steckman Ridge of $42 million. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

NJRCEV has various contracts, including lease agreements, that allow access rights for the installation and maintenance of solar equipment on property, including commercial and residential rooftops.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis for a discussion of anticipated fiscal 2014 and 2015 capital expenditures as applicable to NJR's business segments and business operations.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, as well as participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA. In March 2013, the BPU approved a February 2012 filing that requested approval of NJNG's MGP expenditures incurred through June 30, 2011, maintaining the existing overall SBC rate and RA recovery at approximately $20 million. In July 2013, NJNG filed an SBC petition with the BPU requesting approval of its MGP expenditures for the period through June 2013, as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

the BPU on November 22, 2013. As of September 30, 2013, $47 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.8 million to $261 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2013, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Consolidated Balance Sheets, based on our best estimate of possible liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their age, position and business experience during the past five years are set forth below.

Name	Age	Officer since	Office held during last five years
Laurence M. Downes	56	1986	Chairman of the Board (September 1996 - present); President and Chief Executive Officer (July 1995 - present)
Kathleen T. Ellis	60	2004	Executive Vice President and Chief Operating Officer, NJNG (February 2008 - present); Senior Vice President, Corporate Affairs (December 2004 - present)
Glenn C. Lockwood	52	1990	Executive Vice President (January 2011 - present); Chief Financial Officer (September 1995 - present); Senior Vice President (January 1996 - December 2010)
Mariellen Dugan	47	2005	Senior Vice President and General Counsel (February 2008 - present)
Stephen Westhoven	45	2004	Senior Vice President, NJRES (May 2010 - present); Vice President of Energy Trading, NJRES (January 2004 - May 2010)
Stanley M. Kosierowski	61	2008	President, NJRCEV and NJRHS (May 2010 - present); Vice President, Strategy and Operations (July 2009 - May 2010); Vice President, NJRCEV (September 2008 - April 2010)
Deborah G. Zilai	60	1996	Vice President, Corporate Services, NJR Service (June 2005 - present)

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2013, NJR had 38,850 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2013		2012		Dividends Paid
	High	Low	High	Low	2013	2012
Fiscal Quarter
First	$46.28	$38.51	$50.48	$40.10	$0.40	$0.36
Second	$45.63	$39.06	$50.28	$43.86	$0.40	$0.38
Third	$47.60	$40.97	$45.50	$41.11	$0.40	$0.38
Fourth	$46.00	$40.60	$47.53	$43.40	$0.40	$0.38

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. The Share Repurchase Plan allows the Company to purchase its shares on the open market or in negotiated transactions, based on market and other conditions. The Company is not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The Share Repurchase Plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is earlier terminated by action of our Board of Directors or additional shares are authorized for repurchase.

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/13 - 07/31/13	68,642	$42.49	68,642	1,649,727
08/01/13 - 08/31/13	—	$—	—	1,649,727
09/01/13 - 09/30/13	—	$—	—	1,649,727
Total	68,642	$42.49	68,642	1,649,727

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2013	2012	2011	2010	2009
SELECTED FINANCIAL DATA
Operating revenues	$3,198,068	$2,248,923	$3,009,209	$2,639,304	$2,592,460
Operating expenses
Gas purchases	2,712,223	1,841,408	2,550,571	2,167,558	2,245,169
Operation and maintenance	173,473	171,045	163,111	148,565	149,151
Regulatory rider expenses	48,417	40,350	51,246	45,966	44,992
Depreciation and amortization	47,310	41,643	34,370	32,267	30,328
Energy and other taxes	57,414	45,787	66,910	56,823	74,750
Total operating expenses	3,038,837	2,140,233	2,866,208	2,451,179	2,544,390
Operating income	159,231	108,690	143,001	188,125	48,070
Other income	4,783	2,128	3,747	5,258	4,409
Interest expense, net of capitalized interest	23,979	20,844	19,623	21,251	21,014
Income before income taxes	140,035	89,974	127,125	172,132	31,465
Income tax provision	35,575	7,729	37,665	64,692	11,376
Equity in earnings of affiliates	10,349	10,634	11,839	10,017	7,153
Net income	$114,809	$92,879	$101,299	$117,457	$27,242
Total assets	$3,004,783	$2,770,005	$2,649,444	$2,563,133	$2,321,030

CAPITALIZATION
Common stock equity	$887,384	$813,865	$776,257	$725,483	$689,726
Long-term debt	512,886	525,169	426,797	428,925	455,492
Total capitalization	$1,400,270	$1,339,034	$1,203,054	$1,154,408	$1,145,218

COMMON STOCK DATA
Earnings per share-Basic	$2.76	$2.24	$2.45	$2.84	$0.65
Earnings per share-Diluted	$2.75	$2.23	$2.44	$2.82	$0.64
Dividends declared per share	$1.62	$1.54	$1.44	$1.36	$1.24

NON-GAAP RECONCILIATION
Net income	$114,809	$92,879	$101,299	$117,457	$27,242
Add:
Unrealized loss (gain) on derivative instruments and related transactions, net of taxes	(5,956)	22,631	23,320	(16,825)	39,254
Effects of economic hedging related to natural gas inventory, net of taxes	4,828	(3,093)	(18,086)	1,132	34,474
Net financial earnings (1)	$113,681	$112,417	$106,533	$101,764	$100,970

Net financial earnings per share-Basic	$2.73	$2.71	$2.58	$2.46	$2.40
Net financial earnings per share-Diluted	$2.72	$2.70	$2.56	$2.44	$2.38

(1)
NFE is a financial measure not calculated in accordance with GAAP. NFE eliminates the timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of economic hedges associated with the physical sale or purchase of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the related derivative instruments. For further discussion of this financial measure, see the Energy Services segment in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2013	2012	2011	2010	2009
Operating revenues ($ in thousands)
Residential	$467,269	$363,780	$579,038	$471,056	$686,798
Commercial, industrial and other	102,350	88,484	116,043	112,582	144,565
Firm transportation	73,745	60,599	57,126	45,616	40,356
Total residential and commercial	643,364	512,863	752,207	629,254	871,719
Interruptible	6,452	6,510	7,029	8,454	5,711
Total system	649,816	519,373	759,236	637,708	877,430
BGSS incentive programs	138,171	108,340	212,488	307,772	204,571
Total operating revenues	$787,987	$627,713	$971,724	$945,480	$1,082,001
Throughput (Bcf)
Residential	38.3	32.9	42.3	40.3	43.6
Commercial, industrial and other	7.5	6.5	8.3	8.2	9.8
Firm transportation	15.2	11.2	12.2	10.1	9.4
Total residential and commercial	61.0	50.6	62.8	58.6	62.8
Interruptible	10.9	10.3	8.3	7.7	4.1
Total system	71.9	60.9	71.1	66.3	66.9
BGSS incentive programs	141.5	99.6	107	83.9	66.1
Total throughput	213.4	160.5	178.1	150.2	133
Customers at year-end
Residential	408,399	423,871	428,694	438,274	437,793
Commercial, industrial and other	24,302	24,985	25,666	26,312	27,771
Firm transportation	64,652	51,214	40,523	25,724	20,965
Total residential and commercial	497,353	500,070	494,883	490,310	486,529
Interruptible	40	41	41	43	45
BGSS incentive programs	38	32	40	40	36
Total customers at year-end	497,431	500,143	494,964	490,393	486,610
Interest coverage ratio (1)	10.82	10.85	10.73	9.43	8.19
Average therm use per customer
Residential	937	775	986	919	995
Commercial, industrial and other	3,773	3,675	4,350	4,986	4,777
Degree days (2)	4,664	3,698	4,686	4,341	4,791
Weather as a percent of normal (3)	99.9%	77.9%	99.3%	91.4%	100.9%
Number of employees	611	611	590	582	613

(1)	NJNG's income from operations divided by interest expense.

(2)	Degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit.

(3)	Normal heating degree-days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 3 of this annual report and is incorporated herein. A detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A. Risk Factors beginning on page 13 and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Regulatory Accounting

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and recognizes the impact of regulatory decisions on its financial statements. As a result of the ratemaking process, NJNG is required to apply the accounting principles in ASC 980, Regulated Operations, which differ in certain respects from those applied by unregulated businesses. Specifically, NJNG records assets when it is probable that certain operating costs will be recoverable from customers in future periods and records liabilities associated with probable future obligations to customers.

NJNG's BGSS requires it to project its annual natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years.

As recovery of regulatory assets is subject to BPU approval, if there are any changes in future regulatory positions that indicate recovery of all or a portion of a regulatory asset is not probable, the related cost would be charged to income in the period of such determination.

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value on the Consolidated Balance Sheets. In addition, since we choose not to designate any of our physical and financial commodity derivatives as accounting hedges, changes in the fair value of NJRES' commodity derivatives are recognized in earnings, as they occur, as a component of operating revenues or gas purchases on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts that NJRES utilizes as cash flow hedges are recorded to OCI, a component of stockholders' equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle.

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information and/or a combination of those items. NJRES' portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2013, fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is immaterial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods NJR uses to determine fair values remained consistent for fiscal 2013, 2012 and 2011. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to its derivative liabilities to factor in an adjustment associated with its own credit risk. NJR determines this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability on the Consolidated Balance Sheets.

NJRCEV hedges certain of its expected production of SRECs through the sale of forward and futures contracts. Accounting guidance permits companies to apply an exception for certain contracts intended for NPNS for which physical delivery is probable. NJRCEV intends to physically deliver all SRECs it sells and therefore applies NPNS accounting treatment to the contracts and recognizes SREC revenue as operating revenue on the Consolidated Statements of Operations upon delivery of the underlying SREC.

We have not designated any derivatives as fair value hedges as of September 30, 2013 and 2012.

Income Taxes and Credits

We use the liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. An offsetting valuation allowance is recorded when it is more likely than not some or all of the deferred income tax assets won't be realized. As of September 30, 2013, NJR had net deferred tax liabilities of $362.7 million and a valuation allowance of $262,000 related to certain deferred state tax assets. As of September 30, 2012, NJR had net deferred tax liabilities of $321.3 million, with no valuation allowance recorded.

Accounting guidance also requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2013, we have not recorded any liabilities related to uncertain tax positions.

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

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2013, NJNG estimated theses expenditures will range from approximately $159.8 million to $261 million. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and the loss can be reasonably estimated. NJNG will determine a range of liabilities and will record the best estimated amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Consolidated Balance Sheets, which is based on the best estimate.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. As of September 30, 2013 and 2012, $47 million and $59.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

Postemployment Employee Benefits

NJR's costs of providing postemployment employee benefits are dependent upon numerous factors including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trends and discount rates used in determining the PBO. In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

NJR's postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 40 percent, 20 percent and 40 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M expense on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(24,994)	$(2,947)
Discount rate	(1.00)%	$31,162	$3,603
Rate of return on plan assets	1.00%	n/a	$(1,744)
Rate of return on plan assets	(1.00)%	n/a	$1,744

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(15,513)	$(1,959)
Discount rate	(1.00)%	$19,528	$2,436
Rate of return on plan assets	1.00%	n/a	$(413)
Rate of return on plan assets	(1.00)%	n/a	$417

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$18,008	$3,613
Health care cost trend rate	(1.00)%	$(14,629)	$(2,843)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market areas of the U.S., as well as Canada, through two of its subsidiaries, NJNG and NJRES. In addition, NJR invests in clean energy projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business.

Superstorm Sandy

In October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution system. As a result, NJNG curtailed the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. Total capital expenditures associated with the restoration of the affected portions of distribution main were $26.1 million during fiscal 2013. In addition, NJNG expects to spend approximately $5.3 million and $5.2 million during fiscal 2014 and 2015, respectively. NJNG filed a petition with the BPU in November 2012 requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy restoration efforts, which was approved in May 2013. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case to be filed no later than November 15, 2015. As of September 30, 2013, NJNG had $14.8 million of deferred costs in regulatory assets on the Consolidated Balance Sheets related to the restoration of its infrastructure. In addition, as a result of the disruption of service to these customers, NJNG lost approximately $9 million and $3.4 million in operating revenue and utility gross margin, respectively, during fiscal 2013.

Certain of NJRCEV's solar assets also sustained damage as a result of Superstorm Sandy, including a minor portion of a 1.5 MW rooftop commercial solar array. NJRCEV disposed of a portion of the asset that was deemed irreparable and recognized a pre-tax loss of $766,000, which was offset by a gain of $997,000 that was recovered through its property insurance, both of which are included in other income on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Business Segments

NJR has four primary business segments as presented in the chart below:

In addition to the business segments above, NJR has other non-utility operations that either provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Retail and Other, include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

A summary of the company's consolidated results for the fiscal years ended September 30, is as follows:

(Thousands)	2013	2012	2011
Operating revenues	$3,198,068	$2,248,923	$3,009,209
Gas purchases	$2,712,223	$1,841,408	$2,550,571

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during fiscal 2013, compared with fiscal 2012, due primarily to:

•	higher average commodity prices at NJRES, which correlate to a 27.2 percent increase in average NYMEX prices and

•
increases at NJNG due primarily to bill credits issued to NJNG customers during fiscal 2012, which did not recur during fiscal 2013, along with higher sales due primarily to weather being colder and increased off-system sales, partially offset by decreases in firm sales to customers impacted by Superstorm Sandy.

Operating revenues and gas purchases decreased during fiscal 2012, compared with fiscal 2011, due primarily to:

•	decreases in off-system sales, decreases in firm sales due to lower therm usage and bill credits issued to NJNG customers during fiscal 2012, that did not occur during fiscal 2011 and

•	lower average commodity prices at NJRES, which correlate to 31 percent lower price levels on the NYMEX.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income and assets by business segment and operations at September 30, are as follows:

($ in thousands)	2013		2012		2011
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$73,846	$2,094,940	73,238	$2,005,520	$71,322	$1,942,691
Clean Energy Ventures	10,060	253,663	19,452	223,247	6,761	80,234
Energy Services	20,725	468,096	(8,605)	347,406	13,479	400,882
Midstream	7,199	153,536	6,749	157,779	6,780	159,940
Retail and Other	3,292	85,293	2,366	73,298	3,087	87,066
Intercompany assets (1)	(313)	(50,745)	(321)	(37,245)	(130)	(21,369)
Total	$114,809	$3,004,783	92,879	$2,770,005	$101,299	$2,649,444

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The increase in net income during fiscal 2013, compared with fiscal 2012, was primarily driven by:

•	increases at NJRES due primarily to changes in realized and unrealized derivative gains, partially offset by

•	decreases in ITCs associated with solar projects at NJRCEV.

The decrease in net income during fiscal 2012, compared with fiscal 2011, was primarily driven by:

•	decreases at NJRES due primarily to changes in the fair value of financial instruments, partially offset by

•	increases in ITCs associated with solar projects at NJRCEV and

•	improved earnings at NJNG due primarily to customer growth and additional revenue related to infrastructure projects.

The increase in assets during fiscal 2013 and 2012, included additional utility plant expenditures at our Natural Gas Distribution segment and solar expenditures at Clean Energy Ventures. In addition, higher commodity prices contributed to the increase in gas in storage and accounts receivables at Energy Services during fiscal 2013, while a decrease in commodity prices factored into lower inventory and receivable balances during fiscal 2012.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of its Energy Services segment, related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2013	2012	2011
Net income	$114,809	$92,879	$101,299
Add:
Unrealized (gain) loss on derivative instruments and related transactions, net of taxes	(5,956)	22,631	23,320
Effects of economic hedging related to natural gas inventory, net of taxes	4,828	(3,093)	(18,086)
NFE	$113,681	$112,417	$106,533

Basic earnings per share	$2.76	$2.24	$2.45
Basic NFE per share	$2.73	$2.71	$2.58

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2013		2012		2011
Natural Gas Distribution	$73,846	65%	$73,238	65%	$71,322	67%
Clean Energy Ventures	10,060	9	19,452	17	6,761	6
Energy Services	19,311	17	10,791	10	18,583	18
Midstream	7,199	6	6,749	6	6,780	6
Retail and Other	3,292	3	2,366	2	3,087	3
Eliminations (1)	(27)	—	(179)	—	—	—
Total	$113,681	100%	$112,417	100%	$106,533	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Overview

NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets, comprises our natural gas distribution segment. As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 3. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion on regulatory actions, including filings related to programs and associated expenditures as well as rate requests related to recovery of costs.

Our Natural Gas Distribution segment has approximately 497,400 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

In addition, NJNG's business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG receives most of its gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the year.

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution and transmission systems, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG is required to file a base rate case no later than November 15, 2015;

•	Continuing to invest in the safety and integrity of its infrastructure;

•	Managing its new customer growth rate, which is expected to be approximately 1.5 percent annually over the next two years;

•	Maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

-    planning and authorization of infrastructure investments;

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including the continuation of CIP;

-    utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs and generate earnings; and

-    administering and promoting of NJNG's approved SAVEGREEN project;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' BGSS rates as stable as possible; and

•	Working to manage expectations related to its financial obligations associated with its MGP sites.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs.

AIP and SAFE

In fiscal 2009, NJNG implemented its BPU-approved AIP to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. Since inception of the program, the BPU has approved total infrastructure investments of $131 million, exclusive of AFUDC. The AIP projects were completed in October 2012. NJNG deferred the costs associated with the AIP projects, including a weighted cost of capital, and upon regulatory approval recovers these investments through its base tariff rates. In August 2012 NJNG received approval from the BPU to recover approximately $8.9 million annually. Effective June 2013, a base rate change was approved by the BPU that permits NJNG to recover an additional $6.5 million annually. Depending on the infrastructure project, recoveries include a weighted average cost of capital of 7.76 percent or 7.12 percent with a return on equity of 10.3 percent.

In October 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG will replace portions of its gas distribution unprotected steel and cast iron infrastructure over a four year period. NJNG will seek to recover $130 million, exclusive of AFUDC accruals, including a weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent, in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of September 30, 2013, NJNG has begun development on three NGV stations for a total investment of approximately $7.5 million. NJNG intends to begin construction of the stations by December 2013, and include a cost recovery filing to the BPU in its next base rate case to be filed no later than November 15, 2015. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU on September 3, 2013, seeking approval of NJ RISE, which consists of six capital projects totaling $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey’s utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG seeks to recover the capital costs associated with NJ RISE through an annual adjustment to its base rate.

Other projects

NJNG is exploring other system enhancements that are designed to support improved reliability in the southern portion of its service territory, referred to as the Southern Reliability Link, as well as to reduce costs associated with the filling of LNG tanks, referred to as Liquefaction.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Below is a summary of NJNG's capital expenditures, including estimates for expected investments over the next two fiscal years:

(Millions)	2012	2013	2014	2015
Customer growth	$22.6	$24.5	$24.7	$25.6
System maintenance and other	50.8	42.5	63.3	55.9
AIP/SAFE	46.7	45.3	31.6	33.7
Superstorm Sandy	—	26.1	5.3	5.2
NGV Advantage	—	1.0	6.5	—
NJ RISE	—	—	4.6	13.0
Liquefaction/LNG	—	—	16.0	16.3
Southern Reliability	—	—	2.3	12.3
Total	$120.1	$139.4	$154.3	$162.0

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

Customer growth

In conducting NJNG's business, management focuses on factors it believes may have significant influence on its future financial results. NJNG's policy is to work with all stakeholders, including customers, regulators and policymakers, to achieve favorable results. These factors include the rate of NJNG's customer growth in its service territory, which can be influenced by political and regulatory policies, the delivered cost of natural gas compared with competing fuels, interest rates and general economic and business conditions.

During fiscal 2013, NJNG added 7,456 new customers, which represents a customer growth rate of approximately 1.5 percent. During that same time period, NJNG converted 619 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $3.7 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 14,000 to 16,000 new customers during the two-year period of fiscal 2014 and 2015. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This growth would increase utility gross margin under NJNG's base rates by approximately $3.9 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

NJNG implemented SAVEGREEN, a BPU-approved program, in fiscal 2009. SAVEGREEN facilitates home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment. The program has been extended and expanded since its inception and currently includes incentives in the form of rebates, grants and loans. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to ten-year period through a rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

In June 2013, the BPU approved NJNG's 2012 request to extend and expand the current SAVEGREEN program through June 2015, with certain modifications, resulting in grants, incentives and financing investments of more than $85 million, earning a weighted average return of 6.9 percent. In addition, the BPU approved an overall rider rate increase of approximately 1.7 percent that provides a recovery of approximately $12 million annually related to NJNG's SAVEGREEN costs and investments on a prospective basis, inclusive of the expanded program features approved by the BPU in June 2013. As of September 30, 2013, the BPU has approved total SAVEGREEN investments of approximately $149.5 million, of which, $60.5 million in grants, rebates and loans has been provided to customers.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Conservation Incentive Program

The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting usage. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase remains in process and since no BPU Order on that petition has been issued as of September 30, 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2013	2012	2011
Weather (1)	$4,463	$30,243	$571
Usage	11,284	14,745	7,733
Total	$15,747	$44,988	$8,304

(1)	Compared with the CIP 20-year average, weather was .1 percent, 22.1 percent and .7 percent warmer-than-normal during fiscal 2013, 2012 and 2011, respectively.

As of September 30, 2013, NJNG has $18.9 million in regulatory assets on the Consolidated Balance Sheets related to CIP to be recovered in future periods from customers.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by NYMEX settlement prices, which serve as a market indicator, as shown in the graph below:
As of September 30, 2013, forward natural gas prices for the next 12 months on the NYMEX, which serve as a forward-looking market indicator, averaged $3.80 per MMBtu, 5.6 percent higher than the average settlement price of $3.60 per MMBtu during fiscal 2013.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS

Recovery of natural gas costs

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG's earnings. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost is trending lower than the existing BGSS rate. BGSS rates for its large commercial customers are adjusted monthly based on NYMEX prices.

During fiscal 2012, NJNG issued bill credits of $85.9 million to residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. There were no bill credits during fiscal 2013. In addition, NJNG reduced its BGSS rate resulting in a 3.6 percent decrease during fiscal 2012 and 5.2 percent decrease during fiscal 2013 to the average residential heating customer bill.

On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill. Refer to Note 3. Regulation in the accompanying Consolidated Financial Statements, for a discussion of BGSS rate actions and or bill credits.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives through October 2015, for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and FRM programs that are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. NJNG is also permitted to propose a process to re-evaluate and discuss alternative incentive programs annually, should performance of the existing incentives or market conditions warrant.

Utility gross margin from BGSS incentive programs was $8.8 million, $9.4 million and $9.3 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. A more detailed discussion of the impacts to margin can be found in the Natural Gas Distribution Operating Results section that follows.

Hedging

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by each November 1 and at least 25 percent of the gas purchase requirements hedged for the following April through March period. This is accomplished with financial derivatives, including those that are used in the BGSS incentive programs described below.

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $183.6 million as of September 30, 2013, an increase of $1.6 million, compared with the prior fiscal year.

NJNG is currently authorized to recover remediation costs of approximately $20 million annually, based on expenditures incurred through June 2011. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Utility Gross Margin

The EDECA, which was enacted in 1999, provides the framework for New Jersey's retail energy markets, which are open to competition from other electric and natural gas suppliers. NJNG's residential and commercial markets are currently open to competition, and its rates are segregated between BGSS (natural gas commodity) and delivery (i.e., transportation) components. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state's natural gas utilities, however, all customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

NJNG's utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, a TEFA and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax, TEFA and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

NJNG's operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2013	2012	2011
Utility gross margin
Operating revenues	$787,987	$627,713	$971,724
Less:
Gas purchases (1)	414,594	274,370	592,909
Energy and other taxes (2)	48,037	37,241	58,520
Regulatory rider expense (3)	48,417	40,350	51,246
Total utility gross margin	276,939	275,752	269,049
Operation and maintenance expense	113,174	111,998	108,800
Depreciation and amortization	37,999	35,247	33,140
Other taxes not reflected in utility gross margin	4,373	3,899	3,944
Operating income	121,393	124,608	123,165
Other income	2,847	1,655	3,354
Interest expense, net of capitalized interest	14,995	14,890	14,875
Income tax provision	35,399	38,135	40,322
Net income	$73,846	$73,238	$71,322

(1)	Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions.

(2)	Consists primarily of sales taxes and TEFA, both of which are passed through to customers and offset by corresponding revenues. TEFA will be phased out by January 2014.

(3)
Consists of expenses associated with state-mandated programs, the RA and energy efficiency programs and are calculated on a per-therm basis. These expenses are passed through to customers and offset by corresponding revenues.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues increased 25.5 percent during fiscal 2013 and decreased 35.4 percent during fiscal 2012. Gas purchases increased 51.1 percent during fiscal 2013 and decreased 53.7 percent during fiscal 2012. A description of the factors contributing to the increases (decreases) in operating revenues and gas purchases during fiscal 2013 and 2012, are as follows:

	2013 v. 2012		2012 v. 2011
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$91.9	$44.3	$(140.0)	$(85.6)
CIP adjustments	(29.2)	—	36.7	—
Fiscal 2012 BGSS bill credits	85.9	80.2	(85.9)	(80.2)
Off-system sales	28.8	29.9	(107.2)	(104.8)
Average BGSS rates (1)	(10.9)	(10.2)	(51.5)	(48.1)
Superstorm Sandy	(9.0)	(4.4)	—	—
Other	2.8	0.7	4.4	2.1
Total increase (decrease)	$160.3	$140.5	$(343.5)	$(316.6)

(1)	Operating revenue includes changes in sales tax of $700,000 and $3.4 million during fiscal 2013 and 2012, respectively.

Fiscal 2013 compared with fiscal 2012

An increase in usage related primarily to weather being 26.1 percent colder during fiscal 2013 than fiscal 2012 contributed to increases in operating revenues and gas purchases associated with firm sales, partially offset by a decrease in CIP adjustments of $25.7 million related to weather and $3.5 million related to usage. Also factoring into the overall increase in operating revenues and gas purchases were BGSS bill credits issued to customers during fiscal 2012 that did not recur during fiscal 2013 and higher off-system revenue driven by a 21.1 percent increase in the average price of gas sold. These increases were partially offset by lower BGSS rates during fiscal 2013 and decreases related to the temporary disruption of service to customers that were impacted by Superstorm Sandy.

Fiscal 2012 compared with fiscal 2011

Weather was 21.1 percent warmer during fiscal 2012 than fiscal 2011 and was the primary driver of the decrease in firm sales, partially offset by an increase in CIP adjustments of $29.7 million related to weather and $7 million related to usage. Also contributing to the overall decrease in operating revenues and gas purchases during fiscal 2012 were bill credits NJNG issued to its customers as a result of a continuing decline in the cost of natural gas, as well as a combination of a 20 percent decrease in off-system sales volumes coupled with a 36.7 percent decline in average sales prices.

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2013		2012		2011
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$167,530	38.3	$173,451	32.9	$172,280	42.3
Commercial, industrial and other	44,896	7.5	45,673	6.5	45,319	8.3
Firm transportation	55,169	15.2	46,773	11.2	41,715	12.2
Total utility firm gross margin/throughput	267,595	61.0	265,897	50.6	259,314	62.8
BGSS incentive programs	8,777	141.5	9,385	99.6	9,324	107.0
Interruptible	567	10.9	470	10.3	411	8.3
Total utility gross margin/throughput	$276,939	213.4	$275,752	160.5	$269,049	178.1

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A description of the factors contributing to the increases (decreases) in utility firm gross margin during fiscal 2013 and 2012, are as follows:

(Thousands)	2013 v. 2012	2012 v. 2011
Customer impact	$3,456	$1,390
AIP	586	4,603
SAVEGREEN	1,018	590
Superstorm Sandy	(3,362)	—
Total increase	$1,698	$6,583

The increase in utility firm gross margin during both fiscal 2013 and 2012 was due primarily to customer growth and increase in revenue related to infrastructure investments. Partially offsetting the increase in utility firm gross margin during fiscal 2013, was the impact of temporarily suspending service to the areas within NJNG's distribution territory that were affected by Superstorm Sandy.

The increase in firm transportation margin is due primarily to transfers of customers from residential and commercial sales as a result of increased marketing activity by third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers as of September 30, include the following:

	2013 (1)	2012	2011
Firm customers
Residential	408,399	423,871	428,694
Commercial, industrial & other	24,302	24,985	25,666
Residential transport	54,253	41,820	31,830
Commercial transport	10,399	9,394	8,693
Total firm customers	497,353	500,070	494,883
Other	78	73	81
Total customers	497,431	500,143	494,964

(1)	Excludes approximately 8,500 customers whose service is still impacted from the effects of Superstorm Sandy.

NJNG added 7,456, 6,704 and 6,783 new customers and converted 619, 539 and 641 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The customer growth during fiscal 2013 represents an estimated annual increase of approximately .8 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.7 million annually to utility gross margin.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG's BGSS incentive programs during fiscal 2013 and 2012, are as follows:

(Thousands)	2013 v. 2012	2012 v. 2011
Off-system sales	$(1,159)	$(2,425)
Capacity release	294	1,234
Storage	300	960
FRM	(43)	292
Total (decrease) increase	$(608)	$61

Fiscal 2013 compared with fiscal 2012

An increase in gas supply in the northeast resulting in lower volatility contributed to a decrease in transport capacity values and reduced margins in off-system sales, partially offset by a combination of lower pricing at storage injection points and an increase in volume in the capacity release program, which factored into the increase in margin from our storage incentive and capacity release programs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Fiscal 2012 compared with fiscal 2011

An increase in gas supply in the northeast resulting in lower volatility contributed to a decrease in transport capacity values and reduced margins in off-system sales, partially offset by timing of natural gas storage injections and capacity release, which factored into the increase in margins from our storage incentive and capacity release programs.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M during fiscal 2013 and 2012, are as follows:

(Thousands)	2013 v. 2012	2012 v. 2011
Compensation & benefits	$2,172	$4,295
Shared corporate costs	(99)	1,183
Bad debt	112	(2,363)
Other	(1,009)	83
Total increase	$1,176	$3,198

Fiscal 2013 compared with fiscal 2012

The increase in O&M during fiscal 2013 was to due primarily to increases in compensation & benefits, which were driven primarily by an increase in the number of employees and increased pension and health benefit costs resulting from a lower discount rate, partially offset by lower incentive compensation accruals and various other O&M expenses.

Fiscal 2012 compared with fiscal 2011

The increase in O&M during fiscal 2012 was due primarily to higher compensation & benefits cost, driven primarily by increased pension and health benefit costs as a result of a lower discount rate and increased medical claims, as well as increases in the number of employees and in incentive compensation accruals. Also contributing to the increase in O&M were higher shared services costs, partially offset by a decrease in bad debt expense.

Depreciation Expense

Depreciation expense increased $2.8 million and $2.1 million in fiscal 2013 and 2012, respectively, as a result of additional utility plant being placed into service.

Operating Income

Operating income decreased $3.2 million, or 2.6 percent, in fiscal 2013, compared with fiscal 2012, due primarily to an increase in depreciation expense, partially offset by an increase in total utility gross margin of $1.2 million, as previously discussed. Operating income increased $1.4 million or 1.2 percent, in fiscal 2012, compared with fiscal 2011, due primarily to an increase in total utility gross margin, partially offset by increases in depreciation expense and O&M expense, as previously discussed.

Net Income

In addition to the factors discussed above, net income increased $608,000, or 1 percent, to $73.8 million in fiscal 2013 compared with fiscal 2012, due partially to an increase in other income related to AFUDC interest earned on AIP and SAFE and a lower effective tax rate. Contributing to the decrease in the effective tax rate during fiscal 2013 compared with fiscal 2012 was an increase in costs associated with the removal of distribution main that was placed into service prior to 1981, for which the tax benefit is passed on to customers in base rates.

Net income increased $1.9 million, or 3 percent, to $73.2 million in fiscal 2012, compared with fiscal 2011, due primarily to the factors noted above along with a decrease in other income due primarily to lower capitalized cost of equity related to AFUDC as a result of increased short-term debt balances in comparison to NJNG's CWIP. Also contributing to the increase in net income was a decrease in the effective tax rate resulting primarily from a state tax refund and higher cost of removal for pre-1981 distribution main during fiscal 2012 compared with fiscal 2011.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving net-metered residential and commercial projects, as well as grid-connected projects. Currently, projects that are placed in service up through December 31, 2016, qualify for a 30 percent federal ITC. Once projects commence operations or are connected to the grid, for each MWh of electricity produced, an SREC is created. An SREC represents the renewable attributes of the solar-electricity generated and is sold by NJRCEV to counterparties, including certain electric utilities that need to comply with the solar carve-out of New Jersey's renewable portfolio standards. As of September 30, 2013, Clean Energy Ventures has placed a total of 56 MW of solar assets into service and has 9.5 commercial and .4 residential MW under construction. The Company estimates solar-related capital expenditures in fiscal 2014 to be between $60 million and $95 million.

Clean Energy Ventures also has the option to acquire small to mid-size wind projects that fit its investment profile through its 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project. Wind projects are currently eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operations, however, the PTC is due to expire on December 31, 2013. If it is not renewed by the U.S. Congress, NJRCEV will need to meet certain construction milestones prior to December 31, 2013, so that the project will qualify for the PTC and for NJRCEV to earn the credits when the project is placed into service.

Clean Energy Ventures investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, would result in a failure to qualify for ITCs and changes in SREC values and could have a significant adverse impact on that period's annual earnings. In addition, since the primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding renewable energy credits, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

Operating Results

NJRCEV's financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2013	2012	2011
Operating revenue	$11,988	$2,257	$862
Operation and maintenance expense	8,831	8,505	5,101
Depreciation and amortization	8,477	5,680	421
Other taxes	153	273	99
Operating (loss)	(5,473)	(12,201)	(4,759)
Other income	1,209	—	—
Interest expense, net	3,387	854	84
Income tax (benefit)	(17,711)	(32,507)	(11,604)
Net income	$10,060	$19,452	$6,761

Operating revenues for the fiscal years ended September 30, consisted of the following:

(Thousands)	2013	2012	2011
SREC sales	$9,506	$1,137	$733
Energy sales and other	2,482	1,120	129
Total operating revenues	$11,988	$2,257	$862

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SREC activity for the fiscal years ended September 30, is as follows:

	2013	2012	2011
SRECs generated	57,231	35,126	2,077
SRECs sold	74,238	7,363	1,788
SRECs in inventory at September 30	11,351	28,358	595

During fiscal 2012, NJRCEV began hedging a portion of its expected SREC production through forward sale contracts. As of September 30, 2013, NJRCEV has hedged approximately 37 percent of its SREC inventory and projected SREC production related to its existing commercial assets for energy years 2014 through 2016. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

O&M increased during fiscal 2013 and 2012, as compared with the respective prior fiscal years, due primarily to increases in compensation, shared corporate services costs and other administrative expenses.

Depreciation expense increased $2.8 million and $5.3 million in fiscal 2013 and 2012, respectively, as a result of additional solar projects being placed into service.

Income tax benefit during fiscal 2013, 2012 and 2011 includes $18.5 million, $34.1 million and $12.1 million, respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. Solar projects placed in service and related ITC eligible expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2013			2012			2011
Placed in service	Projects	MW	ITC Costs	Projects	MW	ITC Costs	Projects	MW	ITC Costs
Net-metered:
Commercial	3	4.8	$13,693	2	1.3	$6,780	4	3.5	$16,692
Residential	959	8.6	28,693	778	5.9	20,506	349	2.4	9,660
Grid-connected	1	6.7	19,407	2	18.9	86,512	1	3.9	13,975
Total placed in service	963	20.1	$61,793	782	26.1	$113,798	354	9.8	$40,327

Net income in fiscal 2013 decreased $9.4 million, compared with fiscal 2012, due primarily to a decrease in ITCs during the current fiscal year. A delay in the regulatory approval process for grid-connected projects slowed construction on two of NJRCEV's planned solar projects with a total capacity of 15.3 MW and ITC-eligible expenditures of approximately $41 million. As a result, it is anticipated that these grid-connected projects will be completed during fiscal 2014. Also contributing to the decrease in net income during fiscal 2013 was higher interest and depreciation expenses, partially offset by an increase in revenue. The increase in interest expense was due primarily to the issuance of additional fixed-rate long-term debt during the fourth quarter of fiscal 2012, in addition to a higher overall weighted average interest rate during fiscal 2013 compared with fiscal 2012. Other income during fiscal 2013 includes $1 million related to the settlement of a legal claim, as well as an insurance recovery of $997,000, which represents the replacement value of solar assets that were damaged by Superstorm Sandy, offset by the loss of $766,000 NJRCEV recognized upon disposal of the damaged equipment.

Net income during fiscal 2012 increased $12.7 million, compared with fiscal 2011, due primarily to the increase in ITCs and higher SREC sales, partially offset by higher O&M and depreciation expense, as discussed above.

Energy Services Segment

Overview

NJRES is a non-regulated natural gas marketer and is principally engaged in the optimization of natural gas storage and transportation assets. The market areas in which it operates include the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western regions in the U.S., as well as Canada.

NJRES focuses on creating value from its natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity within the regions that encompass its market area. Through the use of its capacity contracts,
NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as "locational spreads" or "basis spreads," and pricing differences across time horizons, commonly referred to as "time spreads." To capture these price differences, NJRES may enter into contracts for the future delivery and sales of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. Financial instruments are utilized to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and can include futures, options, and swap contracts, which are all predominantly actively quoted on the CME/NYMEX. Typically, periods of greater price volatility provide NJRES with additional arbitrage opportunities to generate margin by improving the respective time or locational spreads on a forward basis. See Item 1. Business for more detailed discussion of operations at Energy Services.

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue or gas purchases, as appropriate, on the Consolidated Statements of Operations.Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES will realize the entire margin on the transaction.

Operating Results

NJRES' financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2013	2012	2011
Operating revenues	$2,356,578	$1,580,611	$2,052,303
Gas purchases (including demand charges) (1)	2,307,072	1,574,246	2,016,704
Gross margin	49,506	6,365	35,599
Operation and maintenance expense	14,390	17,759	16,682
Depreciation and amortization	44	59	61
Other taxes	1,298	1,043	1,110
Operating income (loss)	33,774	(12,496)	17,746
Other income	1	37	9
Interest expense, net	2,534	1,096	995
Income tax provision (benefit)	10,516	(4,950)	3,281
Net income (loss)	$20,725	$(8,605)	$13,479
(1) Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which varies from less than one year to ten years.

As of September 30, 2013, NJRES' portfolio of financial derivative instruments was composed of:

•	64.2 Bcf of net short futures contracts, and;

•	1.5 Bcf of net long options.

As of September 30, 2012, NJRES' portfolio of financial derivative instruments was composed of:

•	42.5 Bcf of net short futures contracts and fixed swap positions, and;

•	27.1 Bcf of net long basis swap positions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2011, NJRES' portfolio of financial derivative instruments was composed of:

•	28.3 Bcf of net short futures contracts and fixed swap positions, and;

•	27.4 Bcf of net short basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During fiscal 2013, operating revenues increased $776 million and gas purchases increased $732.8 million, due primarily to higher average prices, which correlate to the higher price levels on the NYMEX as well as increases in volumes. NYMEX prices averaged $3.60 per MMBtu during fiscal 2013 compared with $2.83 per MMBtu during fiscal 2012. During fiscal 2012, operating revenues and gas purchases decreased $471.7 million and $442.5 million, respectively, compared with fiscal 2011, due primarily to lower average prices, which correlate to the lower price levels on the NYMEX, which averaged $2.83 per MMBtu during fiscal 2012, compared with $4.10 per MMBtu during fiscal 2011, partially offset by increases in volume.

Gross Margin

Gross margin during fiscal 2013 was higher by approximately $43.1 million, compared with fiscal 2012, due primarily to an increase of $45.4 million in unrealized gains, partially offset by a decrease of $12.5 million in realized gains during fiscal 2013, compared with fiscal 2012.

Gross margin during fiscal 2012 was lower by approximately $29.2 million, compared with fiscal 2011, due primarily to a decrease of $23.7 million in realized gains, partially offset by an increase of $1.1 million in unrealized gains during fiscal 2012, compared with fiscal 2011. These changes are a result of timing differences in the settlement of certain economic hedges, as discussed above.

Non-GAAP financial measures

Management of the Company uses non-GAAP financial measures, noted as "financial margin" and "NFE," when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as more representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility to GAAP earnings as a result of timing differences associated with these derivative instruments. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

When NJRES reconciles the most directly comparable GAAP measure to both financial margin and NFE, current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on the related physical gas flows.

The following table is a computation of NJRES' financial margin for the fiscal years ended September 30:

(Thousands)	2013	2012	2011
Operating revenues	$2,356,578	$1,580,611	$2,052,303
Less: Gas purchases	2,307,072	1,574,246	2,016,704
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(9,872)	35,566	36,676
Effects of economic hedging related to natural gas inventory	7,635	(4,891)	(28,604)
Financial margin	$47,269	$37,040	$43,671

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the most directly comparable GAAP financial measurement to NJRES' financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2013	2012	2011
Operating income (loss)	$33,774	$(12,496)	$17,746
Add:
Operation and maintenance expense	14,390	17,759	16,682
Depreciation and amortization	44	59	61
Other taxes	1,298	1,043	1,110
Subtotal - Gross margin	49,506	6,365	35,599
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(9,872)	35,566	36,676
Effects of economic hedging related to natural gas inventory	7,635	(4,891)	(28,604)
Financial margin	$47,269	$37,040	$43,671

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows for the fiscal years ended September 30:

(Thousands)	2013	2012	2011
Net income (loss)	$20,725	$(8,605)	$13,479
Add:
Unrealized (gain) loss on derivative instruments and related transactions, net of taxes	(6,242)	22,489	23,190
Effects of economic hedging related to natural gas inventory, net of taxes	4,828	(3,093)	(18,086)
Net financial earnings	$19,311	$10,791	$18,583

Financial margin increased $10.2 million during fiscal 2013, due primarily to higher financial margin from storage assets, offset by the timing of certain transactions related to storage and narrower price spreads resulting in lower financial margin from transportation assets.

A general decrease in opportunities to generate financial margin from the optimization of transportation and storage assets in NJRES' market area remains in the current market climate as a result of continued exploration and production of shale gas in the Northeast. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge capacity values and NJRES' financial margin and NFE. Despite these ongoing market challenges, NJRES was able to recover value that had been stranded due to these factors. NJRES was able to reduce its overall transportation and storage costs while allowing strategic additions to its portfolio.

Financial margin decreased $6.6 million during fiscal 2012, compared with fiscal 2011, due primarily to lower NYMEX prices, and the resulting overall reduction in price volatility in NJRES' market area. Exploration and production of shale gas in the Northeastern region contributed to a compression in natural gas prices and a general decrease in opportunities to generate margin from the optimization of transportation and storage assets in NJRES' market area.

Operation and Maintenance Expense

O&M decreased $3.4 million, or 19 percent, during fiscal 2013, compared with fiscal 2012, due primarily to the $1.4 million bad debt reserve that was made in fiscal 2012 relating to the bankruptcy of MF Global and a $1 million decrease in charitable contributions, as well as decreases in shared corporate service costs and legal fees.

O&M increased $1.1 million, or 6.5 percent, during fiscal 2012, compared with fiscal 2011, due primarily to the $1.4 million bad debt reserve related to the bankruptcy of MF Global and an increase of $360,000 in legal fees, offset primarily by a decrease of $350,000 in charitable contributions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

NFE increased $8.5 million during fiscal 2013, compared with fiscal 2012, due primarily to an increase in financial margin of $10.2 million and lower O&M, as previously discussed, along with a refund of $1.1 million related to the completion of tax audits conducted by the State of New Jersey for fiscal 2008 through fiscal 2010.

NFE decreased $7.8 million during fiscal 2012, compared with fiscal 2011, due primarily to a decrease in financial margin of $6.6 million, as previously discussed. Also, in fiscal 2011 there was an income tax benefit of $4.3 million related to a tax refund received from the State of New Jersey. After fees and federal income taxes, the net impact of the tax refund was $2.4 million.

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

Midstream Segment

Overview

Our Midstream segment (formerly Energy Holdings segment) invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates as well as a 5.53 percent ownership interest in Iroquois, a natural gas pipeline operating with regulated rates. NJR is pursuing other potential opportunities that meet its investment and development criteria.

As of September 30, 2013, NJR's net investments in Steckman Ridge and Iroquois were $129.7 million and $23.1 million, respectively.

Operating Results

The financial results of Midstream for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2013	2012	2011
Equity in earnings of affiliates	$13,868	$14,308	$14,904
Operation and maintenance expense	$547	$1,008	$1,094
Interest expense, net	$897	$1,567	$2,264
Income tax provision	$4,993	$4,978	$4,702
Net income	$7,199	$6,749	$6,780

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows for the fiscal years ended September 30:

(Thousands)	2013	2012	2011
Steckman Ridge	$8,671	$9,294	$10,026
Iroquois	5,197	5,014	4,878
Total equity in earnings	$13,868	$14,308	$14,904

Equity in earnings decreased $440,000 and $596,000 during fiscal 2013 and 2012, compared with the prior fiscal years, respectively, due to lower earnings at Steckman Ridge. A decrease in firm storage revenues, due primarily to lower demand for services and competing market dynamics in the geographic locations of the facility for flowing gas and storage activities, contributed to the decrease in earnings at Steckman Ridge during fiscal 2013 and 2012.

O&M decreased $461,000 during fiscal 2013, compared with fiscal 2012, primarily due to decreased shared services costs as well as decreased charitable contributions. O&M remained relatively flat during fiscal 2012 compared with fiscal 2011.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Interest expense, net decreased $670,000 and $697,000 during fiscal 2013 and 2012, respectively, compared with the prior fiscal years, due primarily to a reduction of debt.

Net income in fiscal 2013 increased $450,000, compared with fiscal 2012, due to the decreases in O&M and interest expense, offset by the decrease in equity in earnings. Net income in fiscal 2012 remained relatively flat compared with fiscal 2011.

Retail and Other Operations

Overview

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 121,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures through its operating subsidiaries. Retail and Other also include organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Retail and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2013	2012	2011
Operating revenues	$47,954	$42,195	$39,960
Operation and maintenance expense	$37,443	$32,655	$31,768
Net income	$3,292	$2,366	$3,087

Operating revenue increased $5.8 million during fiscal 2013 compared with fiscal 2012. The improvement was due primarily to increased NJRHS installations primarily as a result of an increase in demand for generators and other equipment following Superstorm Sandy.

Operating revenue increased $2.2 million during fiscal 2012, compared with fiscal 2011, due primarily to an increase in NJRHS' installations and service contracts as well as an expansion of its service territory.

O&M increased $4.8 million during fiscal 2013, compared with fiscal 2012, due primarily to higher equipment and labor costs corresponding to the increase in installations as discussed above. O&M increased by $887,000 during fiscal 2012, compared with fiscal 2011, due primarily to increases in shared corporate services and advertising expenses at NJRHS.

Net income during fiscal 2013, increased $926,000, compared with fiscal 2012, due primarily to the factors noted above. Net income during fiscal 2012 decreased $721,000, compared with fiscal 2011, due primarily to the factors noted above, in addition to increased interest expense at NJR as a result of a tax audit settlement, partially offset by net income of $569,000 generated during fiscal 2011 related to residential solar installations. The residential solar program and related assets were subsequently transferred to NJRCEV.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30, was as follows:

	2013	2012
Common stock equity	48%	50%
Long-term debt	28	32
Short-term debt	24	18
Total	100%	100%

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $23.8 million of equity through the DRP during fiscal 2013, by issuing 571,000 new shares. NJR also raised $13.7 million and $13.1 million of equity through the DRP, by issuing 319,000 and 291,000 shares of treasury stock, during fiscal 2013 and 2012, respectively.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of September 30, 2013, the Company repurchased a total of 8.1 million of those shares and may repurchase an additional 1.65 million shares under the approved program.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and utilization of committed credit facilities to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the foreseeable future. NJR, NJNG, NJRCEV and NJRES currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter sale-leasebacks and proceeds from the Company's DRP.

NJR believes that as of September 30, 2013, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Long-Term Debt

NJR

NJR has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2013, $100 million remains available for borrowing under the MetLife Facility.

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential. The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2013, $25 million remains available for borrowing under the Prudential Facility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of September 30, 2013, NJNG's long-term debt consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $222.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $43 million in capital leases with various maturities ranging from 2014 to 2021.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes (3.15 percent notes) due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. The 3.15 percent notes are secured by an equal principal amount of NJNG's First Mortgage Bonds (Series PP) issued under NJNG's Indenture, until the Release Date. The Release Date, as defined in the note purchase agreement, is the date at which the security provided by the pledge under the Mortgage Indenture would no longer be available to holders of any outstanding series of NJNG's senior secured notes and such indebtedness would become senior unsecured indebtedness. The proceeds from the 3.15 percent notes were used to refinance short-term debt and will fund capital expenditure requirements. The 3.15 percent notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the 3.15 percent notes at a make-whole prepayment price.

NJR is not obligated directly or contingently with respect to the 3.15 percent notes or the Series PP First Mortgage Bonds.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transaction of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG’s ability beyond agreed upon thresholds to, among other things:

•Incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreement, and a covenant limiting priority debt to 20 percent of the borrower’s consolidated total capitalization, as those terms are defined in the applicable agreement);

•Incur liens and encumbrances;

•Make loans and investments;

•Make dispositions of assets;

•Make dividends or restricted payments;

•Enter into transactions with affiliates; and

•Merge, consolidate, transfer, sell or lease substantially all of the borrower’s assets.

The aforementioned covenants are subject to a number of important exceptions and qualifications set forth in the applicable note purchase agreements.

NJNG Variable-Rate Long-Term Debt

In August 2011, NJNG completed a refunding of its outstanding ARS whereby the EDA issued a total of $97 million of Natural Gas Facilities Refunding Revenue Bonds (New Jersey Natural Gas Company Project) composed of three series of bonds: the $9.5 million principal amount Series 2011A Bonds (Non-AMT) due September 1, 2027, the $41 million principal amount Series 2011B Bonds (AMT) due August 1, 2035 and the $46.5 million principal amount Series 2011C Bonds (AMT) due August 1, 2041. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement between the EDA and the Company, and are secured by the pledge of $97 million principal amount First Mortgage Bonds issued by the Company. Each series of the EDA Bonds accrues interest at a daily interest rate, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG's obligations under the Loan Agreement (and its corresponding obligations under the First Mortgage Bonds) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate as of September 30,

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

2013, on the EDA Bonds was .09 percent. The interest rate on the EDA Bonds may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

The EDA Bonds are VRDNs, which are sold to investors on a daily basis with the interest rate set by the remarketing agent. If the remarketing agent is unable to sell the VRDNs to an investor on a given day, NJNG would be required to repurchase the EDA Bonds. Concurrently with the issuance of the EDA Bonds, and in order to provide NJNG additional liquidity for its obligations under the Loan Agreement, NJNG entered into the JPMC Facility, which is discussed further in the NJNG Short-Term Debt section below. Costs associated with the issuance of the VRDN's, as well as remaining unamortized debt costs associated with the ARS, will be amortized over the life of the VRDN in accordance with ASC 980, Regulated Operations.

In October 2012, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue medium-term debt with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014, renew the JPMC Facility, enter into interest rate risk management transactions and increase the size of its meter leasing program on a permanent basis.

Short-Term Debt

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, NJR's unregulated investments. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper and short-term bank loans.

As of September 30, 2013, NJR and NJNG had revolving credit facilities totaling $325 million and $250 million, respectively, as described below, with $210.1 million and $81.4 million, respectively, available under the facilities. Additionally, NJR has entered into a $100 million one-year term loan credit agreement, which as of September 30, 2013, had $100 million outstanding with no amount remaining for future borrowings. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months. In addition, the JPMC Facility providing liquidity support for NJNG's VRDNs has not been used to date.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2013
NJR
Balance at end of period	$197,000	$197,000
Weighted average interest rate at end of period	1.00%	1.00%
Average balance for the period	$212,505	$190,236
Weighted average interest rate for average balance	1.07%	1.11%
Month end maximum for the period	$218,600	$218,600
NJNG
Balance at end of period	$168,600	$168,600
Weighted average interest rate at end of period	0.13%	0.13%
Average balance for the period	$134,816	$130,003
Weighted average interest rate for average balance	0.13%	0.16%
Month end maximum for the period	$168,600	$204,800

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR

In August 2012, NJR, entered into a $325 million Amended and Restated Credit Agreement, that is scheduled to terminate on August 22, 2017. Borrowings under the NJR Credit Facility bear interest, at NJR’s option at (i) a rate per annum equal to the greatest of (A) PNC Bank N.A.’s prime rate, (B) the Federal Funds Open Rate, plus .5 percent, or (C) the Daily LIBOR Rate (as defined in the agreement) plus 1 percent, plus in the case of (A), (B) and (C), an applicable margin between 0 percent and .625 percent, depending upon the credit rating of NJNG, or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of .875 percent to 1.625 percent, depending on NJNG's credit rating. As of September 30, 2013, the Commitment Fee Rate was .1 percent, the applicable margin for loans described in (i) above was 0 percent and the applicable margin for loans described in (ii) above was .875 percent. Certain of NJR's unregulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility.

The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. As of September 30, 2013, the consolidated total indebtedness to total capitalization ratio, as defined in the NJR Credit Facility, was 52 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit.

As of September 30, 2013, NJR had $97 million outstanding under the NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

During fiscal 2013, NJR's average interest rate under the NJR Credit Facility was 1.12 percent, resulting in interest expense of $2.1 million. Based on average borrowings under the facilities of $185.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.9 million during fiscal 2013.

As of September 30, 2013, NJR has three letters of credit outstanding totaling $17.9 million. One letter of credit for $14.5 million is on behalf of NJRES and two letters of credit are on behalf of NJRCEV totaling $3.4 million. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2013. NJRCEV's letters of credit secures construction of ground-mounted solar projects; one expires on November 27, 2013 and the other expires on December 27, 2013.

On September 13, 2013, NJR entered into a $100 million Term Loan Credit Agreement, with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent, which is scheduled to terminate on September 15, 2014. Borrowings under the JPMC Term Loan bear interest, at NJR’s option, at (i) a rate per annum equal to the greatest of (A) JPMorgan Chase Bank, N.A.’s prime rate, (B) the Federal Funds Open Rate, as quoted on stated electronic sources that display such rate, plus .50 percent, and (C) the LIBOR Rate (as defined in the JPMC Term Loan) for a one month interest period plus 1 percent, or (ii) a rate per annum equal to the LIBOR Rate for the interest period relevant to such borrowing plus an applicable margin of .55 percent to 1 percent, depending upon the credit rating of NJNG. As of September 30, 2013, the applicable margin for loans described in (ii) above was .55 percent. Certain of NJR's unregulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the term loan. Neither NJNG nor its assets are obligated or pledged to support the JPMC Term Loan.

As of September 30, 2013, NJR had $100 million outstanding under the JPMC Term Loan with no amount remaining for future borrowings. During fiscal 2013, NJR's average interest rate under the JPMC Term Loan was .74 percent.

NJNG

NJNG entered into a $100 million, four-year credit facility with JPMorgan Chase Bank, N.A., in August 2011 that expires August 31, 2015. The JPMC Facility is available to the Company to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. Borrowings under the JPMC Facility bear interest, at the Company's option at (i) a rate per annum equal to the greater of (A) JPMorgan Chase Bank, N.A.'s prime rate, (B) the Federal Funds Open Rate, as quoted on stated electronic sources that display such rate, plus .50 percent, and (C) the Daily LIBOR Rate (as defined in the agreement) plus 1.00 percent, plus in the case of (A), (B), and (C), an applicable margin of up to .75 percent,

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

depending upon the credit rating of NJNG from S&P and Moody's, or a successor nationally recognized statistical rating agency (Credit Rating), or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of 1 percent to 1.75 percent, depending on the Credit Rating. The commitment fee for the JPMC Facility may range from .075 percent to .20 percent, depending upon the Credit Rating. As of September 30, 2013, the commitment fee was .10 percent, the applicable margin for loans described in (i) above was .25 percent and the applicable margin for loans described in (ii) above was 1.25 percent.

NJNG has a $250 million unsecured committed credit facility expiring August 2014. The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. The commitment fee for the NJNG Credit Facility may range from .125 percent to .225 percent, depending upon NJNG's credit rating. As of September 30, 2013, the commitment fee was .125 percent. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate plus .5 percent or the Daily LIBOR Rate plus 1 percent, in each case, plus an applicable margin and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the NJNG Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2013, the consolidated total indebtedness to total capitalization ratio was 46 percent and the applicable margin for loans described above was zero. During fiscal 2013, NJNG's weighted average interest rate under the NJNG Credit Facility was .16 percent, resulting in interest expense of $218,000. Based on average borrowings under the facility of $130 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.3 million during fiscal 2013.

As of September 30, 2013, NJNG has one letter of credit outstanding for $266,000. This letter of credit reduces the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparties. This letter of credit is used for collateral for a soil remediation system and expires on August 11, 2014.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility, NJNG Credit Facility, JPMC Term Loan and JPMC Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities and the JPMC Term Loan contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds, to, among other things:

•incur additional debt;

•incur liens and encumbrances;

•make dispositions of assets;

•enter into transactions with affiliates; and

•merge, consolidate, transfer, sell or lease all or substantially all of the borrower's or guarantors' assets.

These covenants are subject to a number of exceptions and qualifications set forth in the applicable agreements.

Default Provisions

The agreements governing our long-term and short-term debt obligations include provisions that, if not complied with, could require early payment or similar actions. The most important default events include:

•defaults for non-payment;

•defaults for breach of representations and warranties;

•defaults for insolvency;

•defaults for non-performance of covenants;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•cross-defaults to other debt obligations of the borrower; and

•guarantor defaults.

The occurrence of an event of default under these agreements could result in all loans and other obligations of the borrower becoming immediately due and payable and the credit facilities or term loan being terminated.

Sale-Leaseback

NJNG received $7.1 million, $6.5 million and $5.9 million in fiscal 2013, 2012 and 2011, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2013 and 2012, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $752,000 and $1 million, respectively. There was no early purchase option exercised in fiscal 2011. NJNG expects to continue this sale-leaseback program on an annual basis.

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2013:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$663,622	$78,014	$57,903	$201,713	$325,992
Capital lease obligations (1)	61,854	11,269	21,654	17,696	11,235
Operating leases (1)	24,008	1,371	3,215	2,544	16,878
Short-term debt	365,600	365,600	—	—	—
New Jersey Clean Energy Program (1)	15,127	15,127	—	—	—
Construction obligations	43,822	43,552	270	—	—
Remediation expenditures (2)	183,600	14,810	23,490	22,000	123,300
Natural gas supply purchase obligations-NJNG	213,630	104,466	109,051	113	—
Demand fee commitments-NJNG	500,964	95,878	111,642	85,903	207,541
Natural gas supply purchase obligations-NJRES	285,638	238,843	46,795	—	—
Demand fee commitments-NJRES	152,853	72,890	49,541	23,639	6,783
Total contractual cash obligations	$2,510,718	$1,041,820	$423,561	$353,608	$691,729

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions to the plans in excess of the minimum required amount. NJR made discretionary contributions to the pension plans of $20 million in both fiscal 2013 and fiscal 2012. These contributions brought the plan to the Transition Target Funding level under the Pension Protection Act. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. It is anticipated that the annual funding level to the OPEB plans will range from $3 million to $5 million annually over the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2013, there were NJR guarantees covering approximately $301.2 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheets.

NJNG's incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2013, committed or spent capital expenditures totaled $139.4 million, of which $11.9 million was related to AIP, $33.4 million was related to SAFE and approximately $26.1 million was related to restoration of storm damages. In October 2011, NJNG

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

increased base rate revenue to recover approximately $8.9 million annually, based on AIP expenditures incurred through August 2011. In June 2013, the BPU approved a $6.5 million base rate increase for AIP expenditures through October 2012.

In fiscal 2014 and 2015, NJNG's total capital expenditures are projected to be $154.3 million and $162 million, respectively, and include estimated SAFE construction costs of $31.6 million and $33.7 million, respectively. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of September 30, 2013, NJNG has deferred $14.8 million in regulatory assets for future recovery. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of September 30, 2013, NJNG's future MGP expenditures are estimated to total $183.6 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2013, capital expenditures spent related to the purchase and installation of the solar equipment were $59.1 million. The Company estimates solar-related capital expenditures in fiscal 2014 to be between $60 million and $95 million. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2014 and 2015.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $301 million of natural gas purchases and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and four outstanding letters of credit totaling $18.2 million, that secures operational activities at certain unregulated subsidiaries, see Note 8. Debt.

Cash Flow

Operating Activities

As presented on the Consolidated Statements of Cash Flows, cash flow from operating activities totaled $114 million during fiscal 2013, compared with $51.1 million during fiscal 2012. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

In addition to the factors noted above, the increase of $62.9 million in cash generated from operations during fiscal 2013, compared with fiscal 2012, was impacted by:

•	credits of $85.9 million issued to NJNG's customers during the first quarter of fiscal 2012 for overrecovered gas costs that did not recur during fiscal 2013;

•	cash received totaling $17.9 million due to the sale of NJRES' MF Global bankruptcy claim; partially offset by

•	additional expenditures of approximately $15.1 million related to Superstorm Sandy restoration efforts at NJNG that have been deferred as a regulatory asset.

The decrease of $199 million in cash generated from operating activities during fiscal 2012, compared with fiscal 2011, was due primarily to:

•
credits of $85.9 million to NJNG's customers during the first quarter of fiscal 2012 for overrecovered gas costs previously collected from customers, in addition to a decrease in NJNG's BGSS rate implemented at the beginning of fiscal 2012 that contributed toward a decrease in the recovery of gas costs during fiscal 2012;

•
changes in gas purchase payables at NJRES due primarily to a 37 percent decline in average prices during fiscal 2012, compared with a 12 percent decline during fiscal 2011, in addition to a reduction in park-and-loan activity during fiscal 2012, resulting in a decrease of $93 million in cash flows; and

•	an increase in margin deposits of $30 million at NJRES due primarily to a decrease in the market value of open derivative positions as a result of changes in the NYMEX forward prices.

Investing Activities

Cash flow used in investing activities totaled $193.6 million during fiscal 2013, compared with $217.1 million during fiscal 2012. The decrease was due primarily to lower solar equipment expenditures at NJRCEV, partially offset by higher utility plant expenditures at NJNG. NJR also received a distribution, in excess of its equity in earnings, of $3.1 million from Steckman Ridge and received proceeds of $482,000 from the sale of available for sale shares during fiscal 2013.

Cash flow used in investing activities totaled $217.1 million during fiscal 2012, compared with $175.1 million during fiscal 2011. The increase was due primarily to higher solar equipment expenditures at NJRCEV and utility plant expenditures at NJNG. In addition, during fiscal 2012, NJRCEV acquired an ownership interest in OwnEnergy, a developer of onshore wind projects, for $8.8 million. Offsetting the increase in cash flows used in investing activities during fiscal 2012 was a sale of land at CR&R that generated proceeds of $2.4 million during fiscal 2011 that did not recur fiscal 2012.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. In fiscal 2013 and fiscal 2012, NJNG's capital expenditures including cost of removal totaled $137 million and $116.5 million, respectively, including $11.9 million and $46.7 million, respectively, related to AIP and $33.4 million related to SAFE for fiscal 2013.

The Company has entered into various agreements to install solar equipment involving both residential and commercial projects. During fiscal 2013 and 2012, capital expenditures spent on solar projects, totaled $59.1 million and $89.7 million, respectively.

Retail and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. As of September 30, 2013, CR&R owned 78 acres of undeveloped land and a 56,400 square-foot office building on five acres of land. On October 22, 2013, CR&R sold approximately 25.4 acres of its undeveloped land with a net book value of $5.4 million for $6 million, generating a pre-tax gain of $313,000, after closing costs.

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

Cash from financing activities decreased $85 million to $78.1 million during fiscal 2013, compared with $163.1 million during fiscal 2012, due primarily to a combination of lower proceeds received from the issuance of long and short-term debt, partially offset by an increase in proceeds from the issuance of common shares.

Cash from financing activities totaled $163.1 million during fiscal 2012, compared with cash (used in) financing activities of $(68.5) million during fiscal 2011, with the increase due primarily to higher short-term borrowings of $120 million at NJNG, the issuance of $100 million of senior notes by NJR, and a redemption of long-term debt of $130 million by NJNG during fiscal 2011 that did not occur in fiscal 2012.

During fiscal 2011, NJNG completed a refunding of its $97 million ARS. The ARS were replaced with the issuance of three series of VRDN with the same principal amount of $97 million and with maturity dates ranging from September 2027 to August 2041.

NJNG received $7.1 million, $6.5 million and $5.9 million for fiscal 2013, 2012 and 2011, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2013 and 2012, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $752,000 and $1 million, respectively. This sale-leaseback program is expected to continue on an annual basis.

Credit Ratings

This table summarizes NJNG's credit ratings, issued by two rating entities, S&P and Moody's as of September 30, 2013:

	S&P	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa3
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating. If such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing and reduce our access to capital markets. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The regulated and unregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. NJR Energy from time to time may enter into energy-related ventures. Financial derivatives have historically been transacted on an exchange and cleared through a FCM, thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Act, certain of NJRES' and NJNG's other transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank Act provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2012 to September 30, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2013
NJNG	$2,169	$1,212	$1,943	$1,438
NJRES	(7,969)	39,415	16,883	14,563
Total	$(5,800)	$40,627	$18,826	$16,001

There were no changes in methods of valuations during the year ended September 30, 2013.

The following is a summary of fair market value of financial derivatives as of September 30, 2013, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2014	2015	2016 - 2018	After 2018	Total Fair Value
Price based on NYMEX	$9,949	$770	$(8)	$—	$10,711
Price based on other external data	6,266	(567)	(409)	—	5,290
Total	$16,215	$203	$(417)	$—	$16,001

The following is a summary of financial derivatives by type as of September 30, 2013:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	22.6	$2.80 - $4.29	$1,438
NJRES	Futures	(64.2)	$2.57 - $4.96	14,571
	Options	1.5	$0.02 - $0.02	$(8)
Total				$16,001

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2012 to September 30, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2013
NJRES - Prices based on other external data	$10,502	(26,057)	(12,783)	$(2,772)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2012 to September 30, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2012	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2013
NJRES	$74	17,858	17,921	$11

There were no changes in methods of valuations during the fiscal year ended September 30, 2013.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at September 30, 2013, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2014	2015	2016 - 2018	After 2018	Total Fair Value
Prices based on other external data	$13	(2)	—	—	$11

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open Henry Hub natural gas futures and fixed swap positions by approximately $24.3 million. This analysis does not include potential changes to reported credit adjustments embedded in the $15.8 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(12,147)	$(24,293)	$(36,440)	$(48,587)
Ending derivative fair value	$15,826	$3,679	$(8,467)	$(20,614)	$(32,761)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$12,147	$24,293	$36,440	$48,587
Ending derivative fair value	$15,826	$27,973	$40,119	$52,266	$64,413

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

NJNG and NJRES engage in wholesale marketing activities and NJRCEV engages in SREC sales. NJR monitors and manages the credit risk of its operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits, daily communication with traders regarding credit status and the use of credit mitigation measures, such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

The Company's Risk Management Committee continuously monitors NJR's credit risk management policies and procedures and is composed of individuals from NJR-affiliated companies. The Risk management Committee meets twice a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2013. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Unregulated counterparty credit exposure as of September 30, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$178,935	$127,797
Noninvestment grade	2,947	221
Internally-rated investment grade	25,272	14,150
Internally-rated noninvestment grade	9,760	2
Total	$216,914	$142,170

NJNG's counterparty credit exposure as of September 30, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$10,917	$7,403
Noninvestment grade	—	—
Internally-rated investment grade	258	71
Internally-rated noninvestment grade	74	23
Total	$11,249	$7,497

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

Interest Rate Risk

As of September 30, 2013, NJNG is obligated with respect to a loan agreement securing three series of VRDNs totaling $97 million of variable-rate debt issued by the EDA. Pursuant to the terms of the loan agreement, NJNG is obligated to make the principal and interest payments on the VRDNs. The VRDNs are in a daily interest rate mode and bear interest at a rate determined daily by a remarketing agent based upon market conditions. As of September 30, 2013, the VRDNs had a weighted average interest

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

rate of .1 percent. The VRDNs are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could adversely affect NJNG's borrowing costs. A 100 basis point change in the VRDNs' average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $975,000 during fiscal 2013, assuming that they were outstanding for the entire year.

At September 30, 2013, the Company (excluding NJNG) had no variable-rate long-term debt.

For more information regarding the interest rate risk related to our short-term debt, please see the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, including the three most recent fiscal years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company's utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions when appropriate.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of New Jersey Resources Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2013, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2013, which appears herein.

November 25, 2013

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 25, 2013

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2013 of the Company and our report dated November 25, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 25, 2013

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2013	2012	2011
OPERATING REVENUES
Utility	$787,987	$627,713	$971,724
Nonutility	2,410,081	1,621,210	2,037,485
Total operating revenues	3,198,068	2,248,923	3,009,209
OPERATING EXPENSES
Gas purchases
Utility	406,185	268,459	534,363
Nonutility	2,306,038	1,572,949	2,016,208
Operation and maintenance	173,473	171,045	163,111
Regulatory rider expenses	48,417	40,350	51,246
Depreciation and amortization	47,310	41,643	34,370
Energy and other taxes	57,414	45,787	66,910
Total operating expenses	3,038,837	2,140,233	2,866,208
OPERATING INCOME	159,231	108,690	143,001
Other income	4,783	2,128	3,747
Interest expense, net of capitalized interest	23,979	20,844	19,623
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	140,035	89,974	127,125
Income tax provision	35,575	7,729	37,665
Equity in earnings of affiliates	10,349	10,634	11,839
NET INCOME	$114,809	$92,879	$101,299

EARNINGS PER COMMON SHARE
BASIC	$2.76	$2.24	$2.45
DILUTED	$2.75	$2.23	$2.44
DIVIDENDS PER COMMON SHARE	$1.62	$1.54	$1.44
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	41,658	41,527	41,359
DILUTED	41,814	41,632	41,568

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2013	2012	2011
Net income	$114,809	$92,879	$101,299
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(330), $(270) and $(24), respectively (1)	479	391	38
Net unrealized (loss) gain on derivatives, net of tax of $23, $71 and $(84), respectively	(39)	(122)	146
Adjustment to postemployment benefit obligation, net of tax of $(5,934), $345 and $(567), respectively	8,710	(436)	1,219
Other comprehensive income (loss)	9,150	(167)	1,403
Comprehensive income	$123,959	$92,712	$102,702

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,809	$92,879	$101,299
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(9,417)	35,789	36,876
Depreciation and amortization	47,310	41,643	35,200
Allowance for equity used during construction	(2,037)	(638)	(2,100)
Allowance for bad debt expense	2,627	3,932	4,865
Deferred income taxes	41,075	(5,323)	35,034
Manufactured gas plant remediation costs	(6,166)	(7,965)	(14,115)
Equity in earnings of equity investees, net of distributions received	3,299	6,799	2,791
Cost of removal - asset retirement obligations	(1,697)	(1,196)	(826)
Contributions to postemployment benefit plans	(26,028)	(25,874)	(11,496)
Changes in
Components of working capital	(60,316)	(95,357)	43,748
Other noncurrent assets	9,496	(20,539)	7,081
Other noncurrent liabilities	1,039	26,931	11,744
Cash flows from operating activities	113,994	51,081	250,101
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(110,482)	(104,277)	(93,624)
Solar equipment	(59,125)	(89,726)	(71,989)
Real estate properties and other	(1,042)	(1,334)	(3,549)
Cost of removal	(26,601)	(12,178)	(8,369)
Investments in equity investees	—	(8,800)	—
Distribution from equity investees in excess of equity in earnings	3,079	—	—
Withdrawal from restricted cash construction fund	56	(802)	58
Proceeds from asset sales	—	—	2,396
Proceeds from sale of available for sale securities	482	—	—
Cash flows (used in) investing activities	(193,633)	(217,117)	(175,077)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,839	13,834	13,704
Tax benefit from stock options exercised	173	780	2,007
Proceeds from sale-leaseback transaction	7,076	6,522	5,901
Proceeds from long-term debt	50,000	100,000	97,045
Payments of long-term debt	(8,953)	(8,025)	(130,091)
Purchases of treasury stock	(26,606)	(8,768)	(10,193)
Payments of common stock dividends	(67,230)	(61,688)	(58,650)
Net proceeds from short-term debt	85,800	120,450	11,750
Cash flows from (used in) financing activities	78,099	163,105	(68,527)
Change in cash and cash equivalents	(1,540)	(2,931)	6,497
Cash and cash equivalents at beginning of period	4,509	7,440	943
Cash and cash equivalents at end of period	$2,969	$4,509	$7,440
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(72,244)	$36,670	$(49,473)
Inventories	(55,755)	28,814	40,363
Recovery of gas costs	6,100	(11,686)	41,118
Gas purchases payable	72,399	(70,277)	22,289
Prepaid and accrued taxes	(8,182)	23,036	(8,691)
Accounts payable and other	726	(3,418)	4,469
Restricted broker margin accounts	15,348	666	(31,813)
Customers' credit balances and deposits	(24,059)	(65,324)	21,819
Other current assets	5,351	(33,838)	3,667
Total	$(60,316)	$(95,357)	$43,748
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for
Interest (net of amounts capitalized)	$20,414	$16,670	$17,323
Income taxes	$12,039	$10,053	$5,165
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$(7,103)	$8,257	$9,423

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2013	2012

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,681,585	$1,591,532
Construction work in progress	114,961	102,420
Solar equipment, real estate properties and other, at cost	249,516	192,026
Construction work in progress	9,093	20,558
Total property, plant and equipment	2,055,155	1,906,536
Accumulated depreciation and amortization, utility plant	(383,895)	(402,308)
Accumulated depreciation and amortization, solar equipment, real estate properties and other	(28,144)	(19,351)
Property, plant and equipment, net	1,643,116	1,484,877

CURRENT ASSETS
Cash and cash equivalents	2,969	4,509
Customer accounts receivable
Billed	240,281	170,543
Unbilled revenues	7,429	7,017
Allowance for doubtful accounts	(5,330)	(4,797)
Regulatory assets	34,372	32,734
Gas in storage, at average cost	314,477	265,193
Materials and supplies, at average cost	14,334	7,863
Prepaid and accrued taxes	42,645	32,029
Asset held for sale	5,428	—
Derivatives, at fair value	53,327	48,021
Restricted broker margin accounts	6,581	21,929
Deferred taxes	8,432	29,074
Other current assets	20,953	33,229
Total current assets	745,898	647,344

NONCURRENT ASSETS
Investments in equity investees	161,591	164,595
Prepaid pension asset	6,287	—
Regulatory assets	402,202	441,263
Derivatives, at fair value	2,761	2,328
Other noncurrent assets	42,928	29,598
Total noncurrent assets	615,769	637,784
Total assets	$3,004,783	$2,770,005

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2013	2012

CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2013-41,961,534; 2012-41,619,633	$112,563	$110,956
Premium on common stock	300,196	272,566
Accumulated other comprehensive (loss), net of tax	(1,621)	(10,771)
Treasury stock at cost and other; shares 2013-3,060,356; 2012-2,763,659	(128,638)	(116,551)
Retained earnings	604,884	557,665
Common stock equity	887,384	813,865
Long-term debt	512,886	525,169
Total capitalization	1,400,270	1,339,034

CURRENT LIABILITIES
Current maturities of long-term debt	68,643	7,760
Short-term debt	365,600	279,800
Gas purchases payable	254,813	182,414
Accounts payable and other	60,342	66,765
Dividends payable	17,624	16,648
Deferred and accrued taxes	4,040	2,072
Regulatory liabilities	1,456	1,169
New Jersey clean energy program	14,532	5,619
Derivatives, at fair value	40,390	42,440
Customers' credit balances and deposits	24,393	48,452
Total current liabilities	851,833	653,139

NONCURRENT LIABILITIES
Deferred income taxes	372,773	355,306
Deferred investment tax credits	5,584	5,905
Deferred revenue	4,763	5,502
Derivatives, at fair value	2,458	3,133
Manufactured gas plant remediation	183,600	182,000
Postemployment employee benefit liability	67,897	124,196
Regulatory liabilities	79,647	67,077
Asset retirement obligation	28,711	27,983
Other noncurrent liabilities	7,247	6,730
Total noncurrent liabilities	752,680	777,832
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$3,004,783	$2,770,005

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2010	41,174	$109,713	$251,147	$(12,007)	$(110,385)	$487,015	$725,483
Net income						101,299	101,299
Other comprehensive income				1,403			1,403
Common stock issued under stock plans	621	545	12,370		11,213		24,128
Tax benefits from stock plans			2,007				2,007
Cash dividend declared ($1.44 per share)						(59,552)	(59,552)
Treasury stock and other	(373)				(18,511)		(18,511)
Balance at September 30, 2011	41,422	110,258	265,524	(10,604)	(117,683)	528,762	776,257
Net income						92,879	92,879
Other comprehensive (loss)				(167)			(167)
Common stock issued under stock plans	445	698	6,262		11,681		18,641
Tax benefits from stock plans			780				780
Cash dividend declared ($1.54 per share)						(63,976)	(63,976)
Treasury stock and other	(247)				(10,549)		(10,549)
Balance at September 30, 2012	41,620	110,956	272,566	(10,771)	(116,551)	557,665	813,865
Net income						114,809	114,809
Other comprehensive income				9,150			9,150
Common stock issued under stock plans	958	1,607	25,455		12,934		39,996
Tax benefits from stock plans			2,175				2,175
Cash dividend declared ($1.62 per share)						(67,590)	(67,590)
Treasury stock and other	(616)				(25,021)		(25,021)
Balance at September 30, 2013	41,962	$112,563	$300,196	$(1,621)	$(128,638)	$604,884	$887,384

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 497,400 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures comprises the Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in clean energy projects, including commercial and residential solar projects and onshore wind investments;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Midstream Holdings Corporation (formerly NJR Energy Holdings Corporation) primarily invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge and NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. Steckman Ridge and Iroquois comprise the Midstream segment (formerly Energy Holdings segment). On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it has the power to direct business activities and, therefore, would be considered a controlling interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2013, 2012 and 2011.

Investments in entities over which the Company does not have a controlling financial interest are either accounted for under the equity method or cost method of accounting.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and in accordance with the Regulated Operations Topic of the FASB ASC. As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 3. Regulation, for a more detailed description of NJNG's regulatory assets and liabilities.

Gas in Storage

Gas in storage is reflected at average cost on the Consolidated Balance Sheets, and represents natural gas and LNG that will be utilized in the ordinary course of business.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes gas in storage by company as of September 30:

	2013		2012
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$104,979	20.4	$145,379	22.2
NJRES	209,498	62.3	119,814	45.5
Total	$314,477	82.7	$265,193	67.7

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2013	2012	2011
NJRES	$123.0	$129.8	$112.3
NJNG	92.1	86.7	98.9
Total	$215.1	$216.5	$211.2

NJRES expenses demand charges ratably over the term of the contract.

NJNG's cost associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's BGSS sales and recovered as part of its gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of their financial commodity derivatives and physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designates its foreign exchange contracts as cash flow hedges of Canadian dollar dominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to OCI, a component of stockholders' equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. NJR did not have derivatives designated as fair value hedges during fiscal 2012 and 2013.

The Derivatives and Hedging Topic of the ASC also provides for a normal scope exception for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this normal scope exception to physical commodity contracts at NJNG and forward contracts at NJRCEV, therefore does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or SREC is delivered. NJNG's derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

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

In determining the amount of revenue from sales to natural gas customers by NJNG, certain assumptions are used to develop estimates of unaccounted-for gas. Unaccounted-for gas occurs for a number of reasons, including leakage or other actual losses, discrepancies due to meter inaccuracies, variations of temperature and/or pressure, and other variants. The estimating factors may change from time to time as a result of improvements in the quality and/or the timeliness of certain metering and billing information.

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

Gas Purchases

NJNG's tariff includes a component for BGSS, which is designed to allow NJNG to recover the cost of natural gas through rates charged to its customers and is typically revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. NJNG subsequently recovers or refunds the difference, if any, of actual costs compared with those included in current rates. Any underrecoveries or overrecoveries are either refunded to customers or deferred and, subject to BPU approval, reflected in the BGSS rates in subsequent years.

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

The Company invests in property that qualifies for federal ITCs and utilizes the ITCs, as allowed, based on the cost and life of the assets purchased. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at NJR's unregulated subsidiaries are recognized as a reduction to income tax expense when the property is placed in service.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Capitalized and Deferred Interest

NJNG's base rates include the ability for NJNG to recover the cost of debt associated with AFUDC and CWIP. For most of NJNG's construction projects, an incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its CWIP. For more information on AFUDC treatment with respect to certain accelerated infrastructure projects, see Note 3 Regulation - Infrastructure programs

Capitalized amounts associated with the debt and equity components of NJNG's AFUDC, are recorded in utility plant on the Consolidated Balance Sheets. Corresponding amounts are recognized in interest expense and other income, as appropriate, on the Consolidated Statements of Operations and include the following for the fiscal years ended September 30:

($ in thousands)	2013	2012	2011
AFUDC:
Debt	$921	$300	$1,020
Equity	2,037	638	2,100
Total	$2,958	$938	$3,120
Weighted average interest rate	1.05%	1.47%	5.21%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RA and USF expenditures. See Note 3. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity Treasury rate plus 60 basis points. The rate was 2.84 percent, 1.61 percent and 2.16 percent for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Accordingly, other income included $653,000, $878,000 and $1.1 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Sales Tax Accounting

Sales tax and TEFA are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations for the fiscal years ended September 30, as follows:

(Millions)	2013	2012	2011
Sales tax	$44.4	$32.3	$50.7
TEFA (1)	5.0	6.0	9.0
Total	$49.4	$38.3	$59.7

(1)	TEFA will be phased out over a three-year period commencing January 1, 2012.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and temporary investments with original maturities of three months or less, and excludes restricted cash of $1.1 million and $1.2 million as of September 30, 2013 and 2012, respectively, related to escrow balances for utility plant projects, which is recorded in other noncurrent assets on the Consolidated Balance Sheets.

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

Depreciation is computed on a straight-line basis over the useful life of the assets for non-regulated assets for financial statement purposes and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.43 percent of average depreciable property in fiscal 2013, 2.38 percent in fiscal 2012 and 2.39 percent in fiscal 2011.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2013	2012
Distribution facilities	38 to 74 years	$1,421,885	$1,352,101
Transmission facilities	35 to 56 years	273,853	248,774
Storage facilities	34 to 47 years	41,687	41,663
Solar property	20 to 25 years	232,409	181,123
All other property	5 to 35 years	85,321	82,875
Total property, plant and equipment		2,055,155	1,906,536
Accumulated depreciation and amortization		(412,039)	(421,659)
Property, plant and equipment, net		$1,643,116	$1,484,877

In fiscal 2013, CR&R committed to a plan to sell approximately 25.4 acres of undeveloped land located in Monmouth County with a net book value of $5.4 million, which the Company has classified as held for sale in the Consolidated Balance Sheets. In October 2013, the land was sold for $6 million, generating a pre-tax gain of $313,000, after closing costs, which will be recognized during the first quarter of fiscal 2014.

Disposal of Equipment

In October 2012, certain NJRCEV's solar assets sustained damage as a result of Superstorm Sandy. To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged assets. As a result, the Company recognized a pre-tax loss of $766,000, which is included in other income on the Consolidated Statements of Operations. The Company received $997,000 from an insurance claim, representing the replacement value of the disposed assets and recorded a gain in the same amount in other income on the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

No impairments were identified for the fiscal years ended September 30, 2013, 2012 and 2011.

Available for Sale Securities

Included in other noncurrent assets on the Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.7 million and $11 million as of September 30, 2013 and 2012, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $9.1 million ($5.4 million, after tax) and $8.3 million ($4.9 million, after tax) for the fiscal years ended September 30, 2013 and 2012, respectively. Reclassifications made from unrealized gains to realized gains are determined based on average cost. During fiscal 2013, NJR received proceeds of approximately $482,000 from the sale of available-for-sale securities and realized a pre-tax gain of $380,000, which is included in other income in the Consolidated Statements of Operations. Reclassifications of realized gains out of OCI into income are determined based on average cost. There were no sales of securities during fiscal 2012.

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and Iroquois using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810. The Company's share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations. Steckman Ridge is a 17.7 Bcf natural gas storage facility, with up to 12 Bcf of working capacity, which was jointly developed and constructed with a partner in western Pennsylvania. Iroquois is a limited partnership, which owns and operates a 412-mile interstate natural gas transmission pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

During the fourth quarter of fiscal 2012, the Company, through its subsidiary NJRCEV, acquired a 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. NJRCEV is not the primary beneficiary of OwnEnergy, nor does it have significant influence over operating and management decisions. Therefore, NJRCEV applies the cost method of accounting and records dividends, if and when received, as a component of other income on the Consolidated Statements of Operations.

Customer Accounts Receivable and Allowance for Doubtful Accounts

Our receivables consist of natural gas sales and transportation services billed to residential, commercial, industrial and other customers, as well as equipment sales, installations, solar leases and power purchase agreements to commercial and residential customers. NJR evaluates it accounts receivables and, to the extent customer account balances are outstanding for more than 60 days, establishes an allowance for doubtful accounts. The allowance is based on a combination of factors including historical collection experience and trends, aging of receivables, general economic conditions in the company's distribution or sales territories, and customer specific information. NJR writes-off customers' accounts once it is determined they are uncollectible.

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2013		2012
NJRES	$194,263	81%	$135,891	80%
NJNG (1)	43,045	18	33,093	19
NJRCEV	293	—	154	—
NJRHS and other	2,680	1	1,405	1
Total	$240,281	100%	$170,543	100%

(1)	Does not include unbilled revenues of $7.4 million and $7 million as of September 30, 2013 and 2012, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to ten years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. Refer to Note 5. Fair Value for a discussion of the Company's fair value measurement policies and level disclosures. As of September 30, 2013, the Company has recorded $1.9 million in other current assets and $14.3 million in other noncurrent assets on the Consolidated Balance Sheets. As of September 30, 2012, the Company recorded $6.8 million related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. During fiscal 2013 and 2012 there was no allowance for doubtful accounts established.

Asset Retirement Obligations

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

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering substantially all employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under ERISA, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR contributed $20 million, $20 million and $4.9 million in aggregate to the plans in fiscal 2013, 2012 and 2011, respectively.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

funds. NJR contributed $6 million, $5.8 million and $6.5 million in aggregate to these plans in fiscal 2013, 2012 and 2011, respectively.

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and as a result incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2013, 2012 and 2011.

Recent Updates to the Accounting Standards Codification

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11, an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements associated with its financial and derivative instruments. The objective of the disclosures is to facilitate comparison between financial statements prepared on the basis of GAAP and those prepared on the basis of IFRS. The amended guidance became effective for annual periods beginning on or after January 1, 2013, as well as interim periods within those annual periods, and was applied retrospectively. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, an amendment to ASC Topic 220, Comprehensive Income, requiring information about amounts reclassified out of accumulated other comprehensive income as well as income statement line items that are affected by the reclassifications. The new guidance does not change existing requirements for reporting net income or OCI in the financial statements. ASU 2013-02 became effective for reporting periods beginning after December 15, 2012. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

NJR applied the provisions of the new guidance and the information for the fiscal year ended September 30, 2013, is as follows:

(Thousands)	Unrealized gain on available for sale securities		Net unrealized gain on derivatives		Adjustment to postemployment benefit obligation		Total
Balance at September 30, 2012	$4,921		$51		$(15,743)		$(10,771)
Other comprehensive income, net of tax
Other comprehensive income, excluding reclassifications, net of tax of $(485), $16, $(5,124), $(5,593)	703		(28)		7,526		8,201
Amounts reclassified from accumulated other comprehensive income, net of tax of $155, $7, $(810), $(648)	(224)	(1)	(11)	(2)	1,184	(3)	949
Net current-period other comprehensive income, net of tax of $(331), $23, $(5,934), $(6,242)	479		(39)		8,710		9,150
Balance at September 30, 2013	$5,400		$12		$(7,033)		$(1,621)

(1)	Reclassified to other income in the Consolidated Statements of Operations.

(2)	Reclassified to gas purchases in the Consolidated Statements of Operations.

(3)	Included in the computation of net periodic pension cost, a component of O&M expense in the Consolidated Statements of Operations.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC Topic 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

as a liability in the financial statements. The amended guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As of September 30, 2013, the Company does not have any unrecognized tax benefits, however, it will apply the provisions of the new guidance, as applicable at the effective date, on a prospective basis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a monthly basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. AROs are evaluated as often as needed. NJR's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

The EDECA is the legal framework for New Jersey's public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to open its residential markets to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG's service territory.

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

Under EDECA, the BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in August 2013, and a final report on findings and recommendations is expected to be approved by the BPU in fiscal 2014.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2013	2012
Regulatory assets-current
Underrecovered gas costs	$953	$7,053
Conservation Incentive Program	18,887	25,681
New Jersey Clean Energy Program	14,532	—
Total current regulatory assets	$34,372	$32,734
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$46,968	$59,745
Liability for future expenditures	183,600	182,000
Deferred income taxes	10,718	11,405
Derivatives, net	19	—
SAVEGREEN	30,004	26,025
New Jersey Clean Energy Program	—	5,619
Postemployment and other benefit costs	101,415	142,495
Deferred Superstorm Sandy costs	14,822	—
Other noncurrent regulatory assets	14,656	13,974
Total noncurrent regulatory assets	$402,202	$441,263
Regulatory liability-current
Derivatives, net	1,456	1,169
Total current regulatory liabilities	$1,456	$1,169
Regulatory liabilities-noncurrent
Cost of removal obligation	$79,315	$65,994
Derivatives, net	—	1,000
Other noncurrent regulatory liabilities	332	83
Total noncurrent regulatory liabilities	$79,647	$67,077

NJNG's recovery of costs is facilitated through its base tariff rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval.

Gas Costs

NJNG recovers its cost of gas through the BGSS rate component of its customers' bills. NJNG's cost of gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs, and hedging transactions. Under-recovered gas costs represent a regulatory asset that generally occurs during periods when NJNG's BGSS rates are lower than actual costs and requests amounts to be recovered from customers in the future. Conversely, over-recovered gas costs represent a regulatory liability that generally occurs when NJNG's BGSS rates are higher than actual costs and requests approval to be returned to customers including interest, when applicable, in accordance with NJNG's approved BGSS tariff.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2014. NJNG recovers the costs associated with its portion of the NJCEP obligation, including interest, through its SBC rate rider over a one-year period.

Environmental Remediation Costs

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered from customers, with interest, over seven year rolling periods, through a RA rate rider. Recovery for NJNG's estimated future liability will be requested and/or recovered when actual expenditures are incurred. See Note 13. Commitments and Contingencies.

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

SAVEGREEN

NJNG administers certain programs that supplement the state's NJCEP and that allows NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through a tariff rider, as approved by the BPU, over a two to ten year period depending upon the specific program incentive.

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG's underfunded postemployment benefit obligations that the Company began recognizing in fiscal 2006, as a result of changes in the accounting provisions of ASC 715, Compensation and Benefits, as well as a fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare D, both of which are deferred as regulatory assets and are recoverable, without interest, in base tariff rates. See Note 10. Employee Benefit Plans.

Deferred Superstorm Sandy Costs

In October 2012, portions of NJNG's distribution system incurred significant damage as a result of Superstorm Sandy. NJNG filed a petition with the BPU in November 2012 requesting deferral accounting for uninsured incremental O&M costs associated with its restoration efforts, which was approved in May 2013. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case to be filed no later than November 15, 2015.

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG's SBC, as discussed further below, and NJNG's compliance with federal and state mandated PIM provisions. NJNG's related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval, in its next base rate case. NJNG is limited to recording a regulatory asset associated with PIM that does not exceed $700,000 per year. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

regulatory liability that will be refundable as a credit to customers' gas costs when the net cumulative liability exceeds $1 million. As of September 30, 2013, NJNG has recorded $3.2 million of PIM in other regulatory assets.

Cost of Removal Obligation

NJNG accrues and collects for cost of removal in base tariff rates on its utility property, without interest. A regulatory liability represents the current collections in excess of actual expenditures, which the Company will return to customers over approximately 48 years, through a reduction in the depreciation expense component of NJNG's base tariff rates, as approved by the BPU in NJNG's October 2008 base rate case.

The following is a description of regulatory proceedings during fiscal 2012 and 2013:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, in order to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. During fiscal 2012, NJNG provided bill credits of approximately $85.9 million to NJNG's residential and small commercial customers due to a decline in the wholesale prices of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. Commodity prices were relatively stable during fiscal 2013, therefore, no refunds or bill credits were issued to BGSS customers.

Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. The CIP was initially approved as a three-year program through September 2009. During fiscal 2010, the BPU approved an extension of the program through September 30, 2013. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase remains in process and since no BPU Order on that petition has been issued as of September 30, 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier. NJNG's annual BGSS and CIP filings are summarized as follows:

•
June 2011 BGSS/CIP filing - NJNG proposed to reduce BGSS rates resulting in a 9.1 percent decrease for the average residential heating customer. The request was the result of cost control and natural gas purchasing strategies, as well as lower natural gas prices. In addition, NJNG requested approval to modify its CIP recovery rates resulting in a decrease of $3 million to the total annual recovery. The proposed CIP rates result in an increase to all classes except residential heat, which represents a decrease. In May 2012, the BPU approved the changes on a final basis effective October 2011. In March 2012, NJNG notified the BPU that it would reduce its BGSS rate resulting in a 3.6 percent decrease to an average residential heat customer’s bill effective April 1, 2012.

•
June 2012 BGSS/CIP filing - NJNG proposed to maintain its current BGSS rate. In addition, NJNG requested approval to decrease the CIP rate for residential non-heating customers and increase the CIP rates for residential heating and commercial customers, which increased an average residential heating customer bill by 2.4 percent effective October 2012. In May 2013, the BPU approved the changes on a final basis. In May 2013, NJNG notified the BPU that it was going to reduce its current BGSS rate resulting in a 5.2 percent decrease to an average residential heat customer's bill, effective June 1, 2013.

•
June 2013 BGSS/CIP filing - NJNG proposed to maintain its current BGSS rate. In addition, NJNG proposed a 1 percent reduction to an average residential heat customer's bill related to the CIP factor. The CIP rate reduction was provisionally approved by the BPU on October 16, 2013, to be effective November 1, 2013. On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill.

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system and its associated PIM program.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

During fiscal 2009, NJNG implemented its AIP commencing construction on 14 infrastructure projects at a BPU approved cost of $70.8 million, exclusive of AFUDC. AIP was initially approved by the BPU as a two-year program, to enhance the reliability of NJNG's gas distribution system and to support economic development and job growth in New Jersey. During fiscal 2012, the BPU approved an extension to NJNG's AIP, allowing for additional capital investments of $60.2 million for 9 infrastructure projects, exclusive of AFUDC, to be made through October 2012. NJNG was authorized to defer the costs associated with all 23 AIP projects, including NJNG's weighted cost of capital and recovers these investments through its base tariff rate.

Annual filings include the following:

•
June 2011 AIP filing - NJNG filed for AIP base rate cost recovery, which represented an increase of $4.7 million related to AIP infrastructure investments installed in NJNG's distribution and transmission systems. A settlement was reached and approved by the BPU effective October 2011. The rate changes included a weighted average cost of capital of 7.12 percent or 7.76 percent depending on the AIP project. The requested base rate change was approved on a final basis in August 2012.

•
November 2012 AIP filing - NJNG filed for AIP base rate cost recovery, requesting an increase of $6.9 million, which represents a cumulative impact of $15.8 million annually, related to AIP infrastructure investments installed in NJNG's distribution and transmission systems through October 2012. The existing weighted average costs of capital remained the same as previously approved. In June 2013, the BPU approved a $6.5 million base rate increase.

In March 2012, NJNG filed a petition with the BPU seeking to implement a SAFE program, whereby NJNG would invest up to $204 million over a five-year period to replace portions of NJNG's gas distribution unprotected steel and cast iron infrastructure in order to improve the safety and reliability of the gas distribution system. NJNG entered into a stipulation with the BPU Staff and Rate Counsel, which was approved by the BPU in October 2012, to include a four-year incremental investment program of $130 million, exclusive of AFUDC. The approved SAFE Program includes the deferral of infrastructure costs subject to review in NJNG's next base rate case to be filed no later than November 15, 2015, the deferral of depreciation expense on SAFE investments and recognizes an overall rate of return on infrastructure investments of 6.9 percent, including a return on equity of 9.75 percent. The deferred cost recovery will include accruals for both debt and equity components of AFUDC while construction is completed but not yet in service. In accordance with ASC 980, Regulated Operations, when SAFE construction projects are placed in service, NJNG will accrue an AFUDC debt rate. For ratemaking purposes, subsequent to projects being placed in service, NJNG will continue to earn an AFUDC rate of 6.9 percent per year until such time that NJNG receives approval for recovery of all costs through base rates.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and FRM programs. In August 2011, the BPU approved an extension of NJNG's BGSS incentive programs for four years through October 31, 2015, maintaining the existing margin-sharing percentages. This agreement also permits the Company to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation.

SAVEGREEN

NJNG commenced SAVEGREEN during fiscal 2009, allowing it to promote energy efficiency incentives to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative, NJNG recovers costs associated with the programs over a two to ten-year period to facilitate home energy audits and to provide financing alternatives, including rebates and other incentives designed to encourage the installation of high efficiency heating and cooling equipment. As of September 30, 2013, the BPU has approved total SAVEGREEN expenditures of $56.4 million related to grants and rebates, of which, NJNG has spent a total of $41.1 million and approved $93.1 million related to customer financing incentives, of which, NJNG has provided interest-free loans in the amount of $19.4 million.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

SAVEGREEN investments and costs are filed with the BPU on an annual basis and include the following:

•
June 2011 SAVEGREEN filing - NJNG requested through an amended filing in July 2011, that the existing SAVEGREEN rate remain the same as of the original BPU approval in 2009. In January 2012, the BPU approved an extension of SAVEGREEN for one year with an additional $10.4 million of investments in customer incentives and rebates, earning a weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent.

•
June 2012 SAVEGREEN filing - In July 2012, NJNG filed two petitions with the BPU related to SAVEGREEN. The petitions include the 2012 rate filing, which represents a reconciliation of BPU-approved actual costs for SAVEGREEN and a petition related to the extension of SAVEGREEN over a four-year period, with modifications to include certain new projects. The rate impact will incorporate the existing SAVEGREEN and the extension will include modifications to grants, rebates and financing to be recovered over a two to ten-year period. In June 2013, the BPU approved the filing to extend and expand SAVEGREEN through June 2015, with certain modifications, resulting in a planned investment of more than $85 million, which includes $17.3 million of investments in grants and rebates, and includes a weighted average cost of capital of 6.9 percent. In addition, the BPU approved a tariff rider rate increase of approximately 1.7 percent to recover costs and investments related to SAVEGREEN over a two to ten-year period, which represents an an annual recovery of approximately $12 million.

Societal Benefits Clause

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation, and the NJCEP. NJNG has submitted the following filings to the BPU, which includes a report of program expenditures incurred each program year:

•	June 2011 USF filing - NJNG filed to reduce the annual USF recovery rate, which was approved by the BPU, effective November 2011.

•
February 2012 SBC filing - NJNG requested, and received, BPU approval of its MGP expenditures incurred through June 2011, which continued its existing overall SBC rate and recovery that was approved by the BPU, effective November 2011.

Additionally, in November 2012, the BPU approved NJNG's funding obligations for NJCEP for the period from January 2013 to June 2013 of approximately $9.8 million. In June 2013, the BPU approved NJNG's funding obligations for July 2013 to June 2014, of approximately $15.6 million. Accordingly, NJNG recorded the obligation and corresponding regulatory asset on the Consolidated Balance Sheets.

•
June 2012 USF filing - NJNG filed to reduce the USF recovery rate resulting in a .1 percent decrease for the average residential heating customer. The rate was approved by the BPU effective October 2012.

•	June 2013 USF filing - NJNG filed to reduce the USF recovery rate resulting in a .5 percent decrease for the average residential heating customer. The rate was approved by the BPU in October 2013.

•
July 2013 SBC filing - NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a reduction in the RA factor to $18.7 million annually and to increase its NJCEP factor for a net increase of 1.7 percent to the average residential heat customer. The petition was provisionally approved by the BPU on November 22, 2013.

Other Regulatory Initiatives

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. NJNG intends to begin construction of the stations by December 2013, and include a cost recovery filing to the BPU within the Company’s next base rate case no later than November 15, 2015. The NGV program was authorized to earn an overall weighted average cost of capital of 7.1 percent, including a cost of equity of 10.3 percent. A portion of the proceeds from the utilization of the NGV equipment, along with any available federal and state incentives, will be credited against the cost of this investment. As of September 30, 2013, NJNG has begun development on three NGV stations for a total investment of approximately 7.5 million.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in the Company's next base rate case. As of September 30, 2013, NJNG has deferred $14.8 million of these costs as a regulatory asset.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In December 2012, NJNG filed a petition with the BPU requesting approval of a municipal consent in the Borough of Sayreville, New Jersey to provide natural gas distribution service to Red Oak Power, LLC, an electric generating facility. In January 2013, NJNG filed a petition with the BPU requesting approval of a gas service agreement between TAQA GEN-X, LLC and NJNG in order to provide supply to Red Oak Power, LLC. The municipal consent was approved by the BPU in September 2013. The service agreement portion of the request remains under BPU review.

In March 2013, the BPU issued an Order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. In July 2013, NJNG filed its detailed report including unreimbursed, uninsured incremental storm restoration costs and capital expenditures related to Superstorm Sandy.

On September 3, 2013, NJNG filed a petition seeking approval of its NJ RISE program. The submission was made in response to the BPU’s order of March 2013, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey’s utility infrastructure from future major storm events. The program includes six capital investment projects totaling $102.5 million over a five-year period, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with incremental O&M expenses.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas and SREC sales. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

Since the Company chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS as appropriate, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in OCI. When the foreign exchange contracts are settled and the related purchases are recognized in income, realized gains and (losses) are recognized in gas purchases on the Consolidated Statements of Operations.

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to differences between the fair value of the amount borrowed and the fair value of the amount that may ultimately be repaid, based on changes in forward natural gas prices during the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current period earnings.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company elects NPNS accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, gains or (losses) are recognized in regulatory assets or liabilities on the Consolidated Balance Sheets when the contract settles and the natural gas is delivered.

During fiscal 2012, NJRCEV began hedging certain of its expected production of SRECs through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement and therefore applies NPNS accounting treatment to the contracts and recognizes related revenue upon transfer of the SRECs.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2013		2012
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$16	$3	$116	$97
	Derivatives - noncurrent	—	2	70	15
Fair value of derivatives designated as hedging instruments		$16	$5	$186	$112

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$3,502	$2,045	$6,203	$5,034
	Derivatives - noncurrent	121	140	1,000	—
NJRES:
Physical forward commodity contracts	Derivatives - current	11,282	14,573	19,590	9,530
	Derivatives - noncurrent	541	22	658	216
Financial commodity contracts	Derivatives - current	38,527	23,769	22,112	27,779
	Derivatives - noncurrent	2,099	2,294	600	2,902
Fair value of derivatives not designated as hedging instruments		$56,072	$42,843	$50,163	$45,461
Total fair value of derivatives		$56,088	$42,848	$50,349	$45,573

At September 30, 2013, the gross notional amount of the foreign currency transactions was approximately $2.5 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2013	2012	2011
NJRES:
Physical commodity contracts	Operating revenues	$1,117	$(7,187)	$41,538
Physical commodity contracts	Gas purchases	(17,194)	12,967	6,474
Financial commodity contracts	Gas purchases	41,183	81,872	(7,008)
Total unrealized and realized gains (losses)		$25,106	$87,652	$41,004

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Not included in the previous table, are gains (losses) associated with NJNG's financial derivatives that totaled $1.8 million, $(25.3) million and $(15.1) million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities and there is no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of September 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$(44)	$(90)	$(18)	$(102)	$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $13,097 from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

			Volume (Bcf)
			2013	2012
NJNG	Futures		22.6	16.1
	Swaps	(1)	—	3.4
NJRES	Futures		(64.2)	(28.6)
	Swaps	(1)	—	13.2
	Options		1.5	4.4
	Physical		7.3	(3.5)

(1)
In October 2012, following the implementation of the Dodd-Frank Act, the ICE converted its cleared energy “swap” contracts to “futures” contracts and the NYMEX amended their product titles to remove the word “swap” from the titles of their “futures” and “option” contracts.

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

(Thousands)	Balance Sheet Location	2013	2012
NJNG	Broker margin - Current assets	$213	$1,713
NJRES	Broker margin - Current assets	$6,368	$20,216

Wholesale Credit Risk

NJNG and NJRES are exposed to credit risk as a result of their wholesale marketing activities. In addition, NJRCEV engages in SREC sales. As a result of the inherent volatility in the prices of natural gas commodities, derivatives and SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2013. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$189,852
Noninvestment grade	2,947
Internally-rated investment grade	25,530
Internally-rated noninvestment grade	9,834
Total	$228,163

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2013 and 2012, is $2.0 million and $1.6 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2013 and 2012, the Company would have been required to post an additional $1.1 million and $1.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted.

Liquidation of Clearing Broker

In October 2011, MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million, of which $10.6 million related to CME positions and $17.2 million related to ICE positions. During fiscal 2012, NJRES received distributions from the Securities Investor Protection Act Trustee totaling $8.4 million related to its CME positions. On October 5, 2012, NJRES received an additional $859,300 related to its CME positions. During the fourth quarter of fiscal 2012, the Company established an allowance for bad debt of $1.4 million and began the process of exploring third party bids for the bankruptcy claim. On October 24, 2012, NJR sold its remaining claim of $18.5 million for $17.1 million. The loss on the sale was equal to the allowance established during fiscal 2012, as noted above.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and temporary investments, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loan receivables are recorded based on what the company expects to receive, which approximates fair value. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities and excluding capital leases, as applicable, is as follows:

(Thousands)	2013	2012
NJNG
Carrying value	$379,845	$329,845
Fair market value	$397,175	$364,394
NJR
Carrying value	$150,000	$150,000
Fair market value	$159,343	$165,662

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company's credit rating. As of September 30, 2013 and 2012, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. NJR's Level 1 assets and liabilities include exchange traded futures and options contracts, listed equities, and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX/CME and ICE that NJR refers internally to as basis swaps, fixed swaps, futures and options that are cleared through a FCM.

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input was considered to be a “model”, it would still be considered to be a Level 2 input as:

1)     The data is widely accepted and public
2)    The data is non-proprietary and sourced from an independent third party
3)    The data is observable and published

These additional adjustments are generally not considered significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG's and NJRES' financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is the NYMEX exchange. NJRES also uses NGX for Canadian delivery points and Platts and NYMEX ClearPort for certain over-the-counter physical forward commodity contracts. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the cost to transport to the final delivery location is not significant to the overall valuation. If required, NJRES' policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or pricing services.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2013:
Assets
Physical forward commodity contracts	$—	$11,823	$—	$11,823
Financial derivative contracts - natural gas	44,249	—	—	44,249
Financial commodity contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry (1)	11,716	—	—	11,716
Other (2)	1,129	—	—	1,129
Total assets at fair value	$57,094	$11,839	$—	$68,933
Liabilities
Physical forward commodity contracts	$—	$14,595	$—	$14,595
Financial commodity contracts - natural gas	28,248	—	—	28,248
Financial commodity contracts - foreign exchange	—	5	—	5
Other	—	—	—	—
Total liabilities at fair value	$28,248	$14,600	$—	$42,848

As of September 30, 2012:
Assets
Physical forward commodity contracts	$—	$20,248	$—	$20,248
Financial derivative contracts - natural gas	14,270	15,645	—	29,915
Financial commodity contracts - foreign exchange	—	186	—	186
Available for sale equity securities - energy industry (1)	11,009	—	—	11,009
Other (2)	30	—	—	30
Total assets at fair value	$25,309	$36,079	$—	$61,388
Liabilities
Physical forward commodity contracts	$—	$9,746	$—	$9,746
Financial derivative contracts - natural gas	16,922	18,793	—	35,715
Financial commodity contracts - foreign exchange	—	112	—	112
Other	—	—	—	—
Total liabilities at fair value	$16,922	$28,651	$—	$45,573

(1)	Included in other noncurrent assets on the Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investments in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

As of September 30, NJR's equity method investments include the following:

(Thousands)	2013	2012
Steckman Ridge	$129,707	$132,931
Iroquois	23,084	22,864
Total	$152,791	$155,795

As of September 30, 2013 and 2012, the investment of Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Iroquois and Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of onshore wind projects. At that time, the investment represented a 19.9 percent equity interest. Under the terms of the investment agreements, other OwnEnergy investors had the opportunity to invest in the same round of equity financing that NJR participated in. As of September 30, 2013, NJR's ownership interest is 18.7 percent and is accounted for in accordance with the cost method of accounting.

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2013	2012	2011
Net income , as reported	$114,809	$92,879	$101,299
Basic earnings per share
Weighted average shares of common stock outstanding-basic	41,658	41,527	41,359
Basic earnings per common share	$2.76	$2.24	$2.45
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	41,658	41,527	41,359
Incremental shares (1)	156	105	209
Weighted average shares of common stock outstanding-diluted	41,814	41,632	41,568
Diluted earnings per common share (2)	$2.75	$2.23	$2.44

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2013, 2012 and 2011.

8.	DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2013	2012
NJNG
First mortgage bonds:		Maturity date:
5.00%	Series HH	December 1, 2038	$12,000	$12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	—
4.77% Unsecured senior notes		March 15, 2014	60,000	60,000
Capital lease obligation-Buildings		June 1, 2021	20,381	21,907
Capital lease obligation-Meters		Various dates	31,261	30,887
Capital lease obligation-Equipment		December 1, 2013	42	290
Less: Current maturities of long-term debt			(68,643)	(7,760)
Total NJNG long-term debt			362,886	375,169
NJR
6.05% Unsecured senior notes		September 24, 2017	50,000	50,000
1.94% Unsecured senior notes		September 17, 2015	25,000	25,000
2.51% Unsecured senior notes		September 17, 2018	25,000	25,000
3.25% Unsecured senior notes		September 17, 2022	50,000	50,000
Total NJR long-term debt			150,000	150,000
Total long-term debt			$512,886	$525,169

Annual long-term debt redemption requirements, excluding capital leases, as of September 30, are as follows:

(Millions)	NJNG	NJR
2014	$60.0	$—
2015	$—	$25.0
2016	$—	$—
2017	$—	$50.0
2018	$125.0	$25.0
Thereafter	$194.8	$50.0

NJNG First Mortgage Bonds

NJNG's mortgage secures its First Mortgage Bonds and represents a lien on substantially all of its property, including natural gas supply contracts. Certain indentures supplemental to the mortgage include restrictions as to cash dividends and other distributions on NJNG's common stock that apply as long as certain series of First Mortgage Bonds are outstanding. As of September 30, 2013, restricted net assets for unconsolidated subsidiaries and consolidated subsidiaries were $510.9 million and under the most restrictive provision, $339.8 million of NJNG's retained earnings was available for dividends.

In August 2011, NJNG completed a refunding of its outstanding ARS whereby the EDA issued three series of VRDN with a total principal amount of $97 million with maturity dates ranging from September 2027 to August 2041. NJNG and the EDA entered into a Loan Agreement securing the payment of principal and interest on the VRDNs by NJNG with a pledge of $97 million

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

principal amount of First Mortgage Bonds issued by NJNG. Costs associated with the issuance of the VRDNs, as well as remaining unamortized debt costs associated with the ARS, will be amortized over the life of the VRDNs in accordance with ASC 980, Regulated Operations, therefore, there was no impact to income upon extinguishment of the ARS.

VRDNs are sold to investors on a daily basis with the interest rate set by the remarketing agent. In the case where the remarketing agent is unable to sell the VRDNs to an investor on a given day, NJNG would be required to repurchase the EDA Bonds. Therefore, in conjunction with the issuance of the EDA Bonds, NJNG entered into the JPMC facility, as described below in the NJNG Short-term Debt section, to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. There would be no increase in NJNG's debt if this were to occur.

The rates on these types of investments are generally correlated with the Securities Industry and Financial Markets Association Municipal Swap Index and will initially accrue interest at a daily rate, with a maximum rate of 12 percent per annum. As of September 30, 2013, the interest rate on these securities was .09 percent.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. Interest is payable semi-annually. The proceeds were used to refinance short-term debt and will fund capital expenditure requirements.

NJNG Sale-Leasebacks

NJNG's has entered into a sale-leaseback for its headquarters building, which has a 25 and a half-year term that expires in June 2021, with two five-year renewal options. The present value of the agreement's minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in utility plant and long-term debt, respectively, on the Consolidated Balance Sheets.

NJNG received $7.1 million, $6.5 million and $5.9 million for fiscal 2013, 2012 and 2011, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2013, 2012 and 2011, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $752,000, $1 million and $3.9 million, respectively. This sale-leaseback program is expected to continue on an annual basis.

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Millions)	Lease Payments
2014	$11.3
2015	10.7
2016	10.9
2017	9.8
2018	7.9
Thereafter	11.3
Subtotal	61.9
Less: interest component	(10.2)
Total	$51.7

NJR Long-term Debt

NJR has two unsecured, uncommitted private placement debt shelf note agreements. The first agreement was entered into with Prudential on June 30, 2011, in the amount of $75 million, and expires on June 30, 2014. As of September 30, 2013, NJR had $50 million at 3.25 percent outstanding under this agreement, which will mature on September 17, 2022. On September 26, 2013, NJR entered into a second unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. The notes issued under the

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2013, $100 million remains available for borrowing under the MetLife Facility.

Additionally, NJR entered into another debt shelf note agreement on May 12, 2011, in the amount of $100 million, which expired on May 10, 2013. As of September 30, 2013, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018. Notes issued under these agreements are guaranteed by certain unregulated subsidiaries of the Company. These credit lines were to be used for general corporate purposes, including working capital and capital expenditures.

NJR had no long-term, variable-rate debt outstanding at September 30, 2013 and 2012.

A summary of NJR's and NJNG's short-term bank facilities as of September 30, are as follows:

(Thousands)	2013	2012
NJR
Bank revolving credit facilities (1)	$325,000	$325,000
Amount outstanding at end of period	$97,000	$144,800
Weighted average interest rate at end of period	1.00%	1.16%
Amount available at end of period (2)	$210,110	$166,339
Bank term loan	$100,000	$—
Amount outstanding at end of period	$100,000	$—
Weighted average interest rate at end of period	0.74%	—%
Amount available at end of period	$—	$—
Bank letter of credit facility (3)	$10,000	$—
NJNG
Bank credit facility dedicated to EDA Bonds (1) (3)	$100,000	$100,000
Bank revolving credit facilities (1)	$250,000	$200,000
Amount outstanding at end of period	$168,600	$135,000
Weighted average interest rate at end of period	.13%	.18%
Amount available at end of period (4)	$81,400	$65,000

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $17.9 million and $13.9 million as of September 30, 2013 and 2012, respectively, which reduces amount available.

(3)	There were no borrowings outstanding as of September 30, 2013 and 2012, respectively.

(4)	Letters of credit outstanding total $266,000 as of September 30, 2013, which reduces amount available. There were no letters of credit outstanding as of September 30, 2012.

NJR Short-term Debt

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

As of September 30, 2013, NJR has three letters of credit outstanding totaling $17.9 million. One letter of credit for $14.5 million is on behalf of NJRES and two letters of credit, which total $3.4 million, are on behalf of NJRCEV. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2013. NJRCEV's letters of credit secures construction of ground-mounted solar projects; one expires on November 27, 2013 and the other expires on December 27, 2013.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On September 13, 2013, NJR, as borrower, and certain of its unregulated subsidiaries, as guarantors, entered into an unsecured one-year $100 million Term Loan Credit Agreement with JPMorgan that terminates on September 15, 2014. As of September 30, 2013, NJR had $100 million outstanding under the JPMC Term Loan.

On June 5, 2013, NJR entered into a new agreement permitting the issuance of stand-alone letters of credit for up to $10 million through June 5, 2014. No amounts have been drawn under this arrangement as of September 30, 2013.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG Short-term Debt

NJNG entered into the JPMC facility, which is a $100 million four-year credit facility that expires in August 2015, to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest.

NJNG had a $200 million unsecured committed credit facility expiring August 2014, which permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. In November 2012, NJNG utilized the accordion option available under its committed revolving syndicated credit facility to increase the amount of credit available from $200 million to $250 million. The credit facility is used to support NJNG's commercial paper program and provides for the issuance of letters of credit. As of September 30, 2013, NJNG had $168.6 million in borrowings outstanding under the facility.

As of September 30, 2013, NJNG has one letter of credit outstanding for $266,000. NJNG's letter of credit is used for collateral for a remediation project and expires on August 11, 2014. This letter of credit reduces the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that this letter of credit will be drawn upon by the counterparty, and it will be renewed as necessary.

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan replaced the 2002 Employee and Outside Director Long-Term Incentive Plan. Shares can be issued in the form of options, performance shares or restricted stock. As of September 30, 2013, 1,669,541 and 44,976 shares remain available for future issuance to employees and directors, respectively.

Included in O&M expense during fiscal 2013 is $2.1 million related to stock-based compensation compared with $2.6 million and $2.8 million in fiscal 2012 and fiscal 2011, respectively. As of September 30, 2013, there remains $2 million of deferred compensation related to unvested restricted and performance shares that is expected to be recognized over the next two years.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2013	2012	2011
Stock-based compensation expense:
Performance shares	$1,049	$1,276	$915
Restricted stock	1,081	1,362	1,932
Compensation expense included in operation and maintenance expense	2,130	2,638	2,847
Income tax benefit	(870)	(1,078)	(1,163)
Total, net of tax	$1,260	$1,560	$1,684

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	263,128	$27.24
Granted	—	—
Exercised	(152,448)	$26.86
Forfeited	(917)	$18.11
Outstanding at September 30, 2011	109,763	$27.84
Granted	—	—
Exercised	(28,138)	$25.30
Forfeited	—	—
Outstanding at September 30, 2012	81,625	$28.71
Granted	—	—
Exercised	(15,000)	$25.08
Forfeited	—	—
Outstanding at September 30, 2013	66,625	$29.53
Exercisable at September 30, 2013	66,625	$29.53
Exercisable at September 30, 2012	81,625	$28.71
Exercisable at September 30, 2011	109,763	$27.84

For the stock options listed above, there are no cost related to unvested options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2013:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$25.12 - $28.65	17,250	1.2	$27.75	$479
$28.66 - $30.37	49,375	1.6	$30.15	$1,489
Total	66,625	1.5	$29.53	$1,968

Performance Shares

In fiscal 2013, the Company granted to various officers 49,904 performance shares, which are market condition awards that vest on September 30, 2015, subject to the Company meeting certain performance conditions. In fiscal 2012, the Company granted to various officers 28,418 performance shares, which vest on September 30, 2014, subject to the Company meeting certain performance conditions. In fiscal 2011, the Company granted to various officers 56,325 performance shares, which are market condition awards that vest on September 30, 2013, subject to certain conditions. There is $1.5 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2010	50,475	$31.07
Granted	56,325	$26.24
Vested	—	—
Cancelled/forfeited	(773)	$29.74
Non-vested and outstanding at September 30, 2011	106,027	$28.04
Granted	28,418	$47.17
Vested (2)	(49,702)	$30.08
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2012	84,743	$33.26
Granted	49,904	$30.74
Vested	—	—
Cancelled/forfeited (3)	(56,325)	$26.24
Non-vested and outstanding at September 30, 2013	78,322	$36.70

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

(3)
As certified by the Company's Leadership and Compensation Committee on November 12, 2013, the number of common shares granted in fiscal 2011 related to performance shares and market condition shares earned was zero percent. The number represented on this line is the target number of 100 percent. See footnote (1) above.

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

Restricted Stock

In fiscal 2013, the company granted 67,295 deferred restricted shares that vested immediately and 2,139 shares of restricted stock that will vest in October 2015. Both of these grants will be distributed in a lump sum in October 2015. In fiscal 2012, the company granted 49,171 deferred restricted shares that vested immediately and 1,929 shares of restricted stock that will vest in October 2014. Both of these grants will be distributed in a lump sum in October 2014. In fiscal 2011, the company granted 36,614 restricted shares, which vest in three equal annual installments, the first installment having occurred on October 15, 2011, and 25,535 restricted shares, all of which will vest on November 17, 2013. There is $452,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2010	56,365	$33.40	—
Granted	62,149	$40.74	—
Vested	(41,201)	$(32.29)	$1,723
Cancelled/forfeited	(216)	$(36.42)	—
Non-vested and outstanding at September 30, 2011	77,097	$39.90	—
Granted	51,100	$47.17	—
Vested (1)	(68,851)	$(44.86)	$3,198
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2012	59,346	$40.40
Granted	69,434	$40.62
Vested (1)	(86,975)	$(40.28)	$3,622
Cancelled/forfeited	(2,550)	$(40.74)
Non-vested and outstanding at September 30, 2013	39,255	$41.05

(1)	A total of 4,673 previously granted and vested deferred restricted shares were forfeited prior to distribution due to non compliance with the terms of the agreement.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

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

The Company also maintains an unfunded nonqualified PEP that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan.

The Company provided postemployment medical and life insurance benefits to employees who meet certain eligibility requirements. During fiscal 2012, the Plan was amended so that represented employees hired on or after January 1, 2012, are no longer eligible for postemployment medical benefits.

The Company's funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2013 and 2012, the Company had no minimum funding requirements; however, the Company made discretionary contributions to the pension plans totaling $20 million during both fiscal 2013 and 2012. The Company elected to make these discretionary tax-deductible contributions to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $6 million and $5.8 million, respectively, in fiscal 2013 and 2012 and estimates that it will contribute between $3 million to $5 million over the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$211,136	$171,148	$121,027	$99,066
Service cost	6,871	5,375	4,686	3,584
Interest cost	8,942	8,825	5,148	5,133
Plan participants' contributions	49	47	32	29
Amendments	—	1,083	—	(3,423)
Actuarial (gain) loss	(22,288)	30,428	(15,645)	18,807
Benefits paid, net of retiree subsidies received	(5,884)	(5,770)	(2,477)	(2,169)
Benefit obligation at end of year	$198,826	$211,136	$112,771	$121,027
Change in plan assets
Fair value of plan assets at beginning of year	$166,664	$124,289	$41,090	$31,428
Actual return on plan assets	19,323	28,018	5,120	6,222
Employer contributions	20,083	20,080	5,977	5,775
Benefits paid, net of plan participants' contributions	(5,834)	(5,723)	(2,632)	(2,335)
Fair value of plan assets at end of year	$200,236	$166,664	$49,555	$41,090
Funded status	$1,410	$(44,472)	$(63,216)	$(79,937)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit (liability) asset
Current	$(96)	$(93)	$(100)	$(120)
Noncurrent	1,506	(44,379)	(63,116)	(79,817)
Total	$1,410	$(44,472)	$(63,216)	$(79,937)

(1)	Includes the Company's PEP.

The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to its regulated utility and to accumulated other comprehensive income for the portion of the liability related to its non-regulated operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets			Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB		Pension	OPEB
Balance at September 30, 2011	$72,355	$47,925	(1)	$22,160	$3,752
Amounts arising during the period:
Net actuarial loss (gain)	10,896	16,773		4,198	(1,442)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(3,848)	(2,671)		(1,166)	(223)
Prior service credit (cost)	1,046	(2,677)		(9)	(420)
Net transition obligation	—	(551)		—	(156)
Balance at September 30, 2012	$80,449	$58,799	(1)	$25,183	$1,511
Amounts arising during the period:
Net actuarial (gain)	(17,961)	(13,523)		(8,826)	(3,589)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,719)	(3,743)		(1,927)	(114)
Prior service (cost) credit	(105)	301		(3)	54
Net transition obligation	—	(22)		—	(4)
Balance at September 30, 2013	$56,664	$41,812		$14,427	$(2,142)

(1)	Balance represents amounts recognized in accordance with ASC 715 and excludes $308,000 associated with a regulatory asset approved by the BPU for fiscal 2012.

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Net actuarial loss (gain)	$55,559	$79,239	$44,140	$61,406	$14,412	$25,165	$(1,782)	$1,921
Prior service cost (credit)	1,105	1,210	(2,339)	(2,640)	15	18	(360)	(414)
Net transition obligation	—	—	11	33	—	—	—	4
Total	$56,664	$80,449	$41,812	$58,799	$14,427	$25,183	$(2,142)	$1,511

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2014 are as follows:

	Regulatory Assets			Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB		Pension	OPEB
Net actuarial gain	$4,348	$2,607	—	$1,248	$(107)
Prior service credit	108	11	—	3	—
Net transition obligation	—	(303)	—	—	(54)
Total	$4,456	$2,315	—	$1,251	$(161)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2013	2012
Projected benefit obligation	$198,826	$211,136
Accumulated benefit obligation	$176,172	$186,825
Fair value of plan assets	$200,236	$166,664

The components of the net periodic cost for pension benefits, including the Company's PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2013	2012	2011	2013	2012	2011
Service cost	$6,871	$5,375	$4,775	$4,686	$3,584	$3,345
Interest cost	8,942	8,825	8,378	5,148	5,133	4,845
Expected return on plan assets	(14,825)	(12,685)	(11,490)	(3,653)	(2,746)	(2,472)
Recognized actuarial loss	7,646	5,015	3,946	3,857	2,894	2,612
Prior service cost amortization	108	46	48	(355)	25	75
Recognized net initial obligation	—	—	—	26	356	356
Net periodic benefit cost	$8,742	$6,576	$5,657	$9,709	$9,246	$8,761

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30, are as follows:

	Pension			OPEB
	2013	2012	2011	2013	2012	2011
Benefit costs:
Discount rate	4.30%	5.25%	5.50%	4.30%	5.25%	5.50%
Expected asset return	8.50%	8.25%	8.25%	8.50%	8.25%	8.25%
Compensation increase	3.25%	3.25%	2.50/3.25%	3.25%	3.25%	3.25%

Obligations:
Discount rate	5.15%	4.30%	5.25%	5.15%	4.30%	5.25%
Compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2013	2012	2011
HCCTR	7.3%	7.5%	8.2%
Ultimate HCCTR	4.8%	4.8%	4.8%
Year ultimate HCCTR reached	2022	2022	2019

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$18,008	$21,278	$17,193
Total service and interest cost	$2,156	$1,868	$1,751
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(14,629)	$(17,034)	$(13,792)
Total service and interest costs	$(1,675)	$(1,457)	$(1,367)

The Company's investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 5 percent greater than the assumed rate of inflation as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2014	Assets at
	Target	September 30,
Asset Allocation	Allocation	2013	2012
U.S. equity securities	40%	42%	39%
International equity securities	20	22	21
Fixed income	40	36	40
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2014	$6,819	$3,135
2015	$7,323	$3,677
2016	$7,900	$4,211
2017	$8,438	$4,729
2018	$9,210	$5,269
2019 - 2023	$58,543	$35,631

The Company 's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2014	$211
2015	$228
2016	$249
2017	$274
2018	$299
2019 - 2023	$1,988

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(Thousands)	Pension		OPEB
Assets	2013	2012	2013	2012
Money market funds	$3	$—	$1,150	$1,159
Registered Investment Companies-
Equity Funds
Large Cap Index Fund	69,707	55,006	16,419	13,217
Vanguard Extended Market Index Fund	14,736	9,988	3,444	2,380
Vanguard Total International Stock	42,792	34,266	10,033	8,166
Fixed Income Funds
Emerging Markets Debt Fund	8,754	8,380	11,684	10,207
High Yield Bond Fund	19,850	16,635	2,163	1,997
Long Duration Fund	44,394	42,389	4,662	3,964
Total assets at fair value	$200,236	$166,664	$49,555	$41,090

The Plan had no Level 2 or Level 3 fair value measurements during the two fiscal years and there have been no changes in valuation methodologies as of September 30, 2013. The following is a description of the valuation methodologies used for assets measured at fair value:

Money Market funds: Represents bank balances and money market funds that are valued based on the net asset value of shares held at year end.

Registered Investment Companies: Equity and fixed income funds valued at the net asset value of shares held by the plan at year end as reported on the active market on which the individual securities are traded.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. As of January 1, 2013 the Company matches 55 percent of participants' contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 2 percent and 3 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $1.9 million in fiscal 2013, $1.7 million in fiscal 2012 and $1.5 million in fiscal 2011. The amount contributed for the employer special contribution of the Savings Plan was $193,000 in fiscal 2013, $143,000 in fiscal 2012 and $96,000 in fiscal 2011.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

11.	ASSET RETIREMENT OBLIGATIONS

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which are required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2013	2012
Balance at October 1	$27,983	$27,026
Accretion	1,892	1,774
Additions	533	380
Retirements	(1,697)	(1,197)
Balance at period end	$28,711	$27,983

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accretion amounts are not reflected as an expense on NJR's Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2014	$1,975
2015	2,037
2016	2,099
2017	2,152
2018	2,204
Total	$10,467

12.	INCOME TAXES

A reconciliation of the U.S. federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows:

(Thousands)	2013	2012	2011
Statutory income tax expense	$52,661	$35,213	$48,638
Change resulting from
State income taxes	5,168	5,434	3,435
Depreciation and cost of removal	(5,769)	(3,999)	(2,558)
Investment tax credits	(18,749)	(34,397)	(13,150)
Basis adjustment of solar assets due to ITC	3,225	5,974	2,266
Other	(961)	(496)	(966)
Income tax provision	$35,575	$7,729	$37,665
Effective income tax rate	23.6%	7.7%	27.1%

The effective tax rate increased to 23.6 percent in fiscal 2013 from 7.7 percent in fiscal 2012, due primarily to a decrease in solar capital expenditures, which reduced the impact of federal ITCs.

The income tax provision (benefit) from operations consists of the following:

(Thousands)	2013	2012	2011
Current
Federal	$12,248	$14,983	$14,566
State	1,763	4,025	6,618
Deferred
Federal	34,127	18,757	30,932
State	6,186	4,361	(1,301)
Investment tax credits	(18,749)	(34,397)	(13,150)
Income tax provision	$35,575	$7,729	$37,665

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2013		2012
Deferred tax assets
Investment tax credits	$43,033	(1)	$32,002
Deferred service contract revenue	3,231		3,185
Incentive compensation	6,798		7,666
State net operating losses	6,118		3,012
Other	5,718		5,881
Total deferred tax assets	$64,898		$51,746
Deferred tax liabilities
Property related items	$(329,921)		$(284,871)
Remediation costs	(18,881)		(24,018)
Equity investments	(33,368)		(31,610)
Post employment benefits	(17,455)		(8,520)
Fair value of derivatives	(6,258)		(5,461)
Conservation incentive plan	(7,611)		(11,200)
Under-recovered gas costs	(383)		(2,835)
Other	(13,699)		(4,514)
Total deferred tax liabilities	$(427,576)		$(373,029)

Total net deferred tax liabilities	$(362,678)		$(321,283)
(1)    Includes $3 million for NJNG, which is being amortized over the life of the related assets and $40 million for NJRCEV, which is the ITC carryforward.

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas, Delaware, Pennsylvania, Oklahoma, North Carolina and Louisiana and the City of New York. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company's federal income tax returns through fiscal 2009 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. The IRS is currently examining fiscal 2010 tax return.

The State of New Jersey has completed its sales and use tax examinations through March 31, 2010, and its corporate business tax examinations through September 30, 2008. All periods subsequent to those ended September 30, 2009, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2010, are statutorily open to examination.

In May 2013, the State of New Jersey completed their audit of NJRES for the periods ended September 30, 2008, 2009 and 2010. The audit resulted in a refund of $1.1 million.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2013 and 2012, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

As of September 30, 2013, the Company has state income tax net operating losses of approximately $104.4 million, which generally have a life of 20 years. The company has recorded a deferred state tax asset of approximately $6.1 million on the Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of September 30, 2013 the Company has recorded a valuation allowance of $262,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. There was no valuation allowance recorded as of September 30, 2012.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The deferred tax assets will expire as follows:

(Thousands)
Fiscal years 2014 - 2017	$62
Fiscal years 2018 - 2022	—
Fiscal Years 2023 - 2027	—
Fiscal Years 2028 - 2033	6,056
Total	$6,118

In addition, as of September 30, 2013, the Company has an ITC carryforward of approximately $40 million, which has a life of 20 years. This carryforward will begin to expire at the end of fiscal 2032.

In September 2013, the U.S. Department of the Treasury and the IRS released final regulations that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. Implementation of these final regulations in September 2013 had no material impact on NJR’s and its subsidiaries’ results of operations, financial condition or cash flow.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $95.9 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2013, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2014	2015	2016	2017	2018	Thereafter
NJRES:
Natural gas purchases	$238,843	$31,282	$15,513	$—	$—	$—
Storage demand fees	28,613	12,017	7,114	5,035	3,318	4,000
Pipeline demand fees	44,277	20,364	10,046	8,303	6,983	2,783
Sub-total NJRES	$311,733	$63,663	$32,673	$13,338	$10,301	$6,783
NJNG:
Natural gas purchases	$104,466	$100,487	$8,564	$113	$—	$—
Storage demand fees	29,082	22,158	12,396	9,993	9,299	13,948
Pipeline demand fees	66,796	41,326	35,762	33,440	33,171	193,593
Sub-total NJNG	$200,344	$163,971	$56,722	$43,546	$42,470	$207,541
Total (1)	$512,077	$227,634	$89,395	$56,884	$52,771	$214,324

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

As of September 30, 2013, the Company's future minimum lease payments under various operating leases will not be more than $1.6 million annually for the next five years and $16.9 million in the aggregate for all years thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Guarantees

As of September 30, 2013, there were NJR guarantees covering approximately $301.2 million of natural gas purchases and NJRES demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

The Company previously entered into agreements to lease vehicles, generally over a five-year term, that qualified as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2013, the present value of the liability recognized on the Consolidated Balance Sheets is $680,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $922,000.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s that contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, as well as participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery at approximately $20 million. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013 as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013. As of September 30, 2013, $47 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.8 million to $261 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2013, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consist of capital investments in clean energy projects; the Midstream segment (formerly Energy Holdings segment) consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of heating, cooling and water appliance installation and services, commercial real estate development, other investments and general corporate activities.

Information related to the Company's various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2013	2012	2011
Operating revenues
Natural Gas Distribution
External customers	$787,987	$627,713	$971,724
Clean Energy Ventures
External customers	11,988	2,257	862
Energy Services
External customers (1)	2,351,084	1,577,851	1,996,997
Intercompany	5,494	2,760	55,306
Subtotal	3,156,553	2,210,581	3,024,889
Retail and Other
External customers	47,009	41,102	39,626
Intercompany	945	1,093	334
Eliminations	(6,439)	(3,853)	(55,640)
Total	$3,198,068	$2,248,923	$3,009,209
Depreciation and amortization
Natural Gas Distribution	$37,999	$35,247	$33,140
Clean Energy Ventures	8,477	5,680	421
Energy Services	44	59	61
Midstream	6	6	6
Subtotal	46,526	40,992	33,628
Retail and Other	786	661	742
Eliminations	(2)	(10)	—
Total	$47,310	$41,643	$34,370
Interest income (2)
Natural Gas Distribution	$653	$889	$1,133
Energy Services	1	37	9
Midstream	1,065	1,098	901
Subtotal	1,719	2,024	2,043
Retail and Other	2	3	43
Eliminations	(884)	(1,001)	(870)
Total	$837	$1,026	$1,216

(1)	Includes sales to Canada, which accounted for 5.9 percent, 6.6 percent and 6.1 percent of total operating revenues during fiscal 2013, 2012 and 2011, respectively.

(2)	Included in other income on the Consolidated Statement of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2013	2012	2011
Interest expense, net of capitalized interest
Natural Gas Distribution	$14,995	$14,890	$14,875
Clean Energy Ventures	3,387	854	84
Energy Services	2,534	1,096	995
Midstream	1,962	2,665	3,165
Subtotal	22,878	19,505	19,119
Retail and Other	1,101	1,339	504
Total	$23,979	$20,844	$19,623
Income tax provision (benefit)
Natural Gas Distribution	$35,399	$38,135	$40,322
Clean Energy Ventures	(17,711)	(32,507)	(11,604)
Energy Services	10,516	(4,950)	3,281
Midstream	4,993	4,978	4,702
Subtotal	33,197	5,656	36,701
Retail and Other	2,550	2,178	1,033
Eliminations	(172)	(105)	(69)
Total	$35,575	$7,729	$37,665
Equity in earnings of affiliates
Midstream	$13,868	$14,308	$14,904
Eliminations	(3,519)	(3,674)	(3,065)
Total	$10,349	$10,634	$11,839
Net financial earnings
Natural Gas Distribution	$73,846	$73,238	$71,322
Clean Energy Ventures	10,060	19,452	6,761
Energy Services	19,311	10,791	18,583
Midstream	7,199	6,749	6,780
Subtotal	110,416	110,230	103,446
Retail and Other	3,292	2,366	3,087
Eliminations	(27)	(179)	—
Total	$113,681	$112,417	$106,533
Capital expenditures
Natural Gas Distribution	$137,083	$116,455	$101,993
Clean Energy Ventures	59,125	89,726	71,989
Subtotal	196,208	206,181	173,982
Retail and Other	1,042	1,334	3,549
Total	$197,250	$207,515	$177,531
Investments in equity investees
Clean Energy Ventures	$—	$8,800	$—
Total	$—	$8,800	$—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer. The Chief Executive Officer uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2013	2012	2011
Consolidated net financial earnings	$113,681	$112,417	$106,533
Less:
Unrealized (gain) loss from derivative instruments and related transactions, net of taxes (1) (2)	(5,956)	22,631	23,320
Effects of economic hedging related to natural gas inventory, net of taxes (3)	4,828	(3,093)	(18,086)
Consolidated net income	$114,809	$92,879	$101,299

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $286,000, $142,000 and $130,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

(2)	Amounts are net of taxes of approximately $(3.8) million, $13 million, and $13.4 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

(3)	Amounts are net of taxes of approximately $2.8 million, $(1.8) million and $(10.5) million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile between GAAP and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2013	2012	2011
Assets at end of period
Natural Gas Distribution	$2,094,940	$2,005,520	$1,942,691
Clean Energy Ventures	253,663	223,247	80,234
Energy Services	468,096	347,406	400,882
Midstream	153,536	157,779	159,940
Subtotal	2,970,235	2,733,952	2,583,747
Retail and Other	85,293	73,298	87,066
Intercompany assets (1)	(50,745)	(37,245)	(21,369)
Total	$3,004,783	$2,770,005	$2,649,444

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of September 30, 2013, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by June 2014. Additionally, NJRES has transportation capacity with Iroquois that expires by March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $6.1 million and $6.6 million during the fiscal year ended September 30, 2013 and 2012, respectively. As of September 30, 2013, NJRES had demand fees payable of $159,000 and $390,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2012, fees payable to Steckman Ridge and Iroquois were $170,000 and $394,000 respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $5.9 million and $5.6 million during the fiscal year ended September 30, 2013 and 2012, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 for both fiscal years. NJNG had demand fees payable to Iroquois of $61,000 for both fiscal years.

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

A summary of financial data for each quarter of fiscal 2013 and 2012 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2013
Operating revenues	$736,019	$960,885	$767,469	$733,695
Gross margin(1)	$135,189	$108,137	$100,641	$23,088
Operating income (loss)	$87,191	$56,969	$47,000	$(31,929)
Net income (loss)	$60,206	$45,469	$29,155	$(20,021)
Earnings (loss) per share
Basic	$1.44	$1.09	$0.70	$(0.48)
Diluted	$1.44	$1.08	$0.70	$(0.48)
2012
Operating revenues	$642,411	$612,921	$425,121	$568,470
Gross margin(1)	$120,364	$115,068	$28,713	$45,155
Operating income (loss)	$75,218	$67,689	$(19,911)	$(14,306)
Net income (loss)	$57,357	$54,535	$(10,320)	$(8,693)
Earnings (loss) per share
Basic	$1.38	$1.31	$(0.25)	$(0.21)
Diluted	$1.38	$1.31	$(0.25)	$(0.21)

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

New Jersey Resources Corporation
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company's disclosure controls and procedures are effective, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with SEC pursuant to Regulation 14A within 120 days after September 30, 2013. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption Executive Officers of the Company and incorporated herein by reference.

The Board of Directors has adopted the Principal Executive Officer and Senior Financial Officers Code of Ethics, governing the chief executive officer and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations and the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange (NYSE) rules (collectively, the Codes). Copies of the Codes are available free of charge on the Company's website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of each Code is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Codes that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company's website.

Because the Company's common stock is listed on the NYSE, the chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of April 3, 2013. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley to be filed with the SEC regarding the quality of its public disclosure.

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

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.
(a) 3. Exhibits-See Exhibit Index on page

119

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I - Condensed financial information of registrant for each of the three years in the period ended September 30, 2013	115

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2013	117

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)
CONDENSED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

STATEMENTS OF INCOME

(Thousands)
Fiscal years ended September 30,	2013	2012	2011
Operating revenues	$—	$—	$—
Operating expenses	9,781	9,957	10,138
Operating loss	9,781	9,957	10,138
Other income	10,896	11,254	10,580
Interest expense	1,116	1,297	442
(Loss) before income taxes and equity in earnings of affiliates	(1)	—	—
Income tax provision (benefit)	76	95	(11)
Equity in earnings of subsidiaries	114,886	92,974	101,288
Net income	$114,809	$92,879	$101,299

STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2013	2012	2011
Net Income	$114,809	$92,879	$101,299
Adjustment to postemployment benefit obligation, net of tax of $(962), $348 and $(205), respectively	1,393	(505)	296
Other comprehensive (loss) income	1,393	(505)	296
Comprehensive income	$116,202	$92,374	$101,595

STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2013	2012	2011
Net cash provided from operating activities	$87,447	$47,491	$60,937

Net cash (used in) investing activities	$(102,134)	$(115,236)	$(54,568)

Cash flows from (used in) financing activities:
Payments of long-term debt	$(64)	$(1,678)	$(77)
Tax benefit from stock options exercised	173	780	2,007
Proceeds from common stock	37,740	13,834	13,704
Proceeds from long-term debt	—	100,000	—
Net proceeds from associated companies	18,515	13,315	54,538
Purchases of treasury stock	(26,606)	(8,768)	(10,193)
Payments of common stock dividends	(67,230)	(61,688)	(58,650)
Net proceeds (payments) of short-term debt	52,200	11,950	(7,750)
Cash flows from (used in) financing activities	$14,728	$67,745	$(6,421)
Change in cash and cash equivalents	$41	$—	$(52)
Cash and cash equivalents, beginning of year	5	5	57
Cash and cash equivalents, end of year	$46	$5	$5

New Jersey Resources Corporation
Part IV

SCHEDULE I

NEW JERSEY RESOURCES CORPORATION (Parent Company)

BALANCE SHEETS

(Thousands)
September 30,	2013	2012
ASSETS
Current assets	$39,734	$2,778
Investments	900,336	845,023
Intercompany receivable, net	292,070	241,021
Deferred charges and other assets	5,308	4,945
Total assets	$1,237,448	$1,093,767
CAPITALIZATION AND LIABILITIES
Current liabilities	$197,592	$127,525
Long-term debt	150,000	150,000
Deferred credits and other liabilities	2,503	2,377
Common stock equity	887,353	813,865
Total capitalization and liabilities	$1,237,448	$1,093,767

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of NJR do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP in the United States. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

NJR has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Cash dividends paid to NJR from its subsidiaries were $67.2 million, $61.7 million and $58.7 million during fiscal 2013, 2012 and 2011, respectively.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2013
Regulatory asset	$71	(71)	—	$—
Allowance for doubtful accounts	$4,797	2,627	(2,094)	$5,330
2012
Regulatory asset	$141	(70)	—	$71
Allowance for doubtful accounts	$4,612	3,932	(3,747)	$4,797
2011
Regulatory asset	$212	(71)	—	$141
Allowance for doubtful accounts	$2,993	4,865	(3,246)	$4,612

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 25, 2013
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 25, 2013	/s/ Laurence M. Downes	November 25, 2013	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

		November 25, 2013	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 25, 2013	/s/ Donald L. Correll	November 25, 2013	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 25, 2013	/s/ Robert B. Evans	November 25, 2013	/s/ Sharon C. Taylor
	Robert B. Evans Director		Sharon C. Taylor Director

November 25, 2013	/s/ M. William Howard, Jr.	November 25, 2013	/s/ David A. Trice
	M. William Howard, Jr. Director		David A. Trice Director

November 25, 2013	/s/ Jane M. Kenny	November 25, 2013	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Restated Articles of Incorporation of New Jersey Resources Corporation, as amended through July 10, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 16, 2013)

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 10, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on July 16, 2013)

4.1+	Specimen Common Stock Certificate

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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.10
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.11
$100,000,000 Credit Facility Agreement by and among New Jersey Natural Gas Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Lead Arranger, dated as of August 29, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.12
$50,000,000 Note Purchase Agreement dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.13
$100,000,000 Term Loan Credit Agreement, dated as of September 13, 2013 with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 19, 2013)

4.14
Shelf Note Purchase Agreement Dated as of September 26, 2013 between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 1, 2013)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*
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

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on November 18, 2013)

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

10.25*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (FY 2013) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 2, 2013)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.
†    This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.