Form 10-Q
period 2013-12-31
NEW JERSEY RESOURCES CORP
filed 2014-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 3, 2014 was 42,138,005.

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CNG	Compressed Natural Gas
CR&R	Commercial Realty & Resources Corp.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued by the EDA
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. expiring in August 2015
JPMC Term Loan	NJR's $100 million, one-year term loan credit agreement with JPMorgan Chase Bank, N.A. expiring in September 2014
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and the Company
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc.
MGP	Manufactured Gas Plant
MMBtu	Million Metric British Thermal Unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NJR Credit Facility	NJR's $325 million unsecured committed credit facility expiring in August 2017 that NJR entered into in August 2012
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection

NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $200 million unsecured committed credit facility expiring in August 2014 that NJNG entered into in August 2011
NPNS	Normal Purchase/Normal Sale
NJR or The Company	New Jersey Resources Corporation
NJR Energy	NJR Energy Corporation
NJR Midstream	NJR Midstream Holdings Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJREI	NJR Energy Investments Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRPS	NJR Plumbing Services, Inc.
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NYMEX	New York Mercantile Exchange
O&M	Operating and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PIM	Pipeline Integrity Management
Pipeline	NJNR Pipeline Company
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted $75 million private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Retail and Other	Retail and Other Operations
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Clause
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
TEFA	Transitional Energy Facilities Assessment
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America
USF	Universal Service Fund
VRDN	Variable Rate Demand Notes

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “intend,” “expect,” “believe,” “will” “plan,” “should,” or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk and other matters for fiscal 2014 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's Annual Report on Form 10-K for the year ended September 30, 2013, as well as the following:

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

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, liquidity in the wholesale energy trading market;

•	regulatory approval of NJNG's planned infrastructure programs:

•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;

•	risks associated with the management of the Company's joint ventures and partnerships;

•
risks associated with our investments in distributed power projects and our investment in an on-shore wind developer, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects, NJR's eligibility for ITCs and PTCs, the future market for SRECs and operational risks related to projects in service;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2013	2012
OPERATING REVENUES
Utility	$233,469	$218,849
Nonutility	644,936	517,170
Total operating revenues	878,405	736,019
OPERATING EXPENSES
Gas purchases:
Utility	111,202	111,321
Nonutility	663,530	455,427
Operation and maintenance	42,023	40,070
Regulatory rider expenses	19,832	13,982
Depreciation and amortization	12,566	11,303
Energy and other taxes	17,028	16,725
Total operating expenses	866,181	648,828
OPERATING INCOME	12,224	87,191
Other income	1,127	265
Interest expense, net of capitalized interest	6,295	5,825
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	7,056	81,631
Income tax provision	1,505	23,980
Equity in earnings of affiliates	2,142	2,555
NET INCOME	$7,693	$60,206

EARNINGS PER COMMON SHARE
BASIC	$0.18	$1.44
DILUTED	$0.18	$1.44
DIVIDENDS PER COMMON SHARE	$0.42	$0.40
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,021	41,695
DILUTED	42,239	41,758

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Net income	$7,693	$60,206
Other comprehensive income, net of tax
Unrealized (loss) on available for sale securities, net of tax of $214 and $221, respectively	(310)	(320)
Net unrealized (loss) on derivatives, net of tax of $20 and $6, respectively	(34)	(10)
Adjustment to postemployment benefit obligation, net of tax of $(111) and $(203), respectively	161	413
Other comprehensive (loss) income	(183)	83
Comprehensive income	$7,510	$60,289

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2013	2012
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net income	$7,693	$60,206
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	65,654	(18,335)
Depreciation and amortization	12,566	11,303
Allowance for equity used during construction	(213)	(606)
Allowance for bad debt expense	414	562
Deferred income taxes	(16,506)	22,233
Manufactured gas plant remediation costs	(1,132)	(941)
Equity in earnings of equity investees, net of distributions received	1,521	1,699
Cost of removal - asset retirement obligations	(47)	(137)
Contributions to postemployment benefit plans	(1,559)	(21,487)
Changes in:
Components of working capital	(145,315)	(88,145)
Other noncurrent assets	(1,427)	(14,101)
Other noncurrent liabilities	9,534	2,782
Cash flows (used in) operating activities	(68,817)	(44,967)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(30,277)	(32,869)
Solar and wind equipment	(24,917)	(15,320)
Real estate properties and other	(205)	(154)
Cost of removal	(5,124)	(1,276)
Distribution from equity investees in excess of equity in earnings	395	458
Proceeds from sale of asset	6,000	—
Withdrawal from restricted cash construction fund	85	5
Cash flows (used in) investing activities	(54,043)	(49,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,557	5,838
Tax benefit from stock options exercised	—	62
Proceeds from sale-leaseback transaction	7,576	7,076
Payments of long-term debt	(1,576)	(1,384)
Payments of common stock dividends	(17,617)	(33,320)
Net proceeds from short-term debt	138,000	114,600
Cash flows from financing activities	129,940	92,872
Change in cash and cash equivalents	7,080	(1,251)
Cash and cash equivalents at beginning of period	2,969	4,509
Cash and cash equivalents at end of period	$10,049	$3,258
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(180,484)	$(142,852)
Inventories	32,278	(54,993)
Recovery of gas costs	5,513	371
Gas purchases payable	13,803	58,354
Prepaid and accrued taxes	32,449	21,993
Accounts payable and other	(10,052)	11,298
Restricted broker margin accounts	(46,745)	13,188
Customers' credit balances and deposits	3,988	(10,897)
Other current assets	3,935	15,393
Total	$(145,315)	$(88,145)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$1,704	$966
Income taxes	$137	$5
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$1,421	$(4,934)

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2013	September 30, 2013
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,701,521	$1,681,585
Construction work in progress	126,721	114,961
Solar equipment, real estate properties and other, at cost	261,345	249,516
Construction work in progress	24,897	9,093
Total property, plant and equipment	2,114,484	2,055,155
Accumulated depreciation and amortization, utility plant	(390,680)	(383,895)
Accumulated depreciation and amortization, solar equipment, real estate properties and other	(30,874)	(28,144)
Property, plant and equipment, net	1,692,930	1,643,116
CURRENT ASSETS
Cash and cash equivalents	10,049	2,969
Customer accounts receivable
Billed	371,164	240,281
Unbilled revenues	56,718	7,429
Allowance for doubtful accounts	(5,432)	(5,330)
Regulatory assets	27,889	34,372
Gas in storage, at average cost	283,356	314,477
Materials and supplies, at average cost	13,177	14,334
Prepaid and accrued taxes	12,060	42,645
Asset held for sale	—	5,428
Derivatives, at fair value	34,843	53,327
Restricted broker margin accounts	59,313	6,581
Deferred taxes	12,785	8,432
Other	22,399	20,953
Total current assets	898,321	745,898
NONCURRENT ASSETS
Investments in equity investees	160,437	161,591
Prepaid pension asset	6,207	6,287
Regulatory assets	391,009	402,202
Derivatives, at fair value	1,931	2,761
Other	45,983	42,928
Total noncurrent assets	605,567	615,769
Total assets	$3,196,818	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2013	September 30, 2013
CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding December 31, 2013-42,058,818; September 30, 2013-41,961,534	$112,640	$112,563
Premium on common stock	301,740	300,196
Accumulated other comprehensive (loss), net of tax	(1,804)	(1,621)
Treasury stock at cost and other; shares December 31, 2013-2,993,764; September 30, 2013-3,060,356	(125,584)	(128,638)
Retained earnings	594,928	604,884
Common stock equity	881,920	887,384
Long-term debt	518,049	512,886
Total capitalization	1,399,969	1,400,270
CURRENT LIABILITIES
Current maturities of long-term debt	69,527	68,643
Short-term debt	503,600	365,600
Gas purchases payable	268,616	254,813
Accounts payable and other	51,220	60,342
Dividends payable	17,649	17,624
Deferred and accrued taxes	4,314	4,040
Regulatory liabilities	12,567	1,456
New Jersey clean energy program	12,809	14,532
Derivatives, at fair value	77,852	40,390
Restricted broker margin accounts	5,987	—
Customers' credit balances and deposits	28,381	24,393
Total current liabilities	1,052,522	851,833
NONCURRENT LIABILITIES
Deferred income taxes	362,426	372,773
Deferred investment tax credits	5,503	5,584
Deferred revenue	4,583	4,763
Derivatives, at fair value	6,130	2,458
Manufactured gas plant remediation	183,600	183,600
Postemployment employee benefit liability	67,904	67,897
Regulatory liabilities	77,390	79,647
Asset retirement obligation	29,157	28,711
Other	7,634	7,247
Total noncurrent liabilities	744,327	752,680
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,196,818	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 501,600 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation positions and provides wholesale energy and energy management services;

NJR Clean Energy Ventures, the company’s unregulated distributed power subsidiary, comprises the Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in distributed power projects, including commercial and residential solar projects and on-shore wind investments;

NJR Midstream Holdings Corporation primarily invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge and NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. Steckman Ridge and Iroquois comprise the Midstream segment. On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Retail and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission and ASC 270. The September 30, 2013, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2013 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2014.

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2013		September 30, 2013
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$80,789	15.7	$104,979	20.4
NJRES	202,567	56.0	209,498	62.3
Total	$283,356	71.7	$314,477	82.7

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.2 million and $11.7 million as of December 31, 2013 and September 30, 2013, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.6 million ($5.1 million, after tax) and $9.1 million ($5.4 million, after tax) as of December 31, 2013 and September 30, 2013, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Sale of Asset

On October 22, 2013, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County with a net book value of $5.4 million for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income on the Unaudited Condensed Consolidated Statements of Operations.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to ten years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $2.5 million and $1.9 million in other current assets and $18.9 million and $14.3 million in other noncurrent assets as of December 31, 2013 and September 30, 2013, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. As of December 31, 2013 and September 30, 2013, there was no allowance for doubtful accounts established.

Recent Updates to the Accounting Standards Codification

In December 2011, the FASB issued ASU No. 2011-11, an amendment to ASC Topic 210, Balance Sheet, requiring additional disclosures about the effect of an entity's rights of setoff and related master netting arrangements to its financial statements. ASU 2013-01, issued in January 2013, further clarified that the amended guidance was applicable to certain financial and derivative instruments. The Company applied the provisions of the amended guidance retrospectively effective October 1, 2013. The guidance did not impact the Company's financial position, results of operations or cash flows, however, it required additional disclosures that are included in Note 4. Derivative Instruments.

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC Topic 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As of December 31, 2013, the Company did not have any unrecognized tax benefits, however, it will apply the provisions of the new guidance, as applicable at the effective date, on a prospective basis.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2013	September 30, 2013
Regulatory assets-current
Conservation Incentive Program	$15,080	$18,887
Underrecovered gas costs	—	953
New Jersey Clean Energy Program	12,809	14,532
Total current	$27,889	$34,372
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$41,762	$46,968
Liability for future expenditures	183,600	183,600
Deferred income taxes	10,718	10,718
Derivatives at fair value, net	—	19
SAVEGREEN	29,673	30,004
Postemployment and other benefit costs	99,722	101,415
Deferred Superstorm Sandy costs	14,870	14,822
Other	10,664	14,656
Total noncurrent	$391,009	$402,202
Regulatory liability-current
Overrecovered gas costs	$6,016	$—
Derivatives at fair value, net	6,551	1,456
Total current	$12,567	$1,456
Regulatory liabilities-noncurrent
Cost of removal obligation	$76,772	$79,315
Other	618	332
Total noncurrent	$77,390	$79,647

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

Recent regulatory filings and/or actions include the following:

•
On September 18, 2013, the BPU approved NJNG's filing to reduce the USF recovery rate resulting in a .5 percent decrease for the average residential heating customer effective October 1, 2013, with an annual impact of approximately $3.8 million.

•
On October 16, 2013, the BPU provisionally approved NJNG's filing to maintain its current BGSS rate along with reductions to its CIP factors effective November 1, 2013 which resulted in a 1 percent reduction to an average residential heat customer's bill, with an annual impact of approximately $7.4 million.

•
On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill, with an annual impact of approximately $29.4 million.

•
On November 22, 2013, the BPU provisionally approved a Stipulation of Settlement for SBC factors that included a reduction in the SBC RA factor to recover $18.7 million annually in MGP expenditures through June 30, 2013, and an increase to its NJCEP factor for a net increase of 1.7 percent to the average residential heat customer effective December 1, 2013, with an annual impact of approximately $12.9 million.

•	On December 18, 2013, the BPU approved a gas service agreement which will allow NJNG to provide transportation service to Red Oak Power, LLC, an electric generation facility, through September 2022.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas and SREC prices. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas and SREC sales. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

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

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES utilizes foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are being used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. The Company has designated these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in OCI. When the foreign exchange contracts are settled and the related purchases are recognized in income, realized gains and (losses) are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

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

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets, as NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff for gas service.

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2013		September 30, 2013
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$2	$33	$16	$3
	Derivatives - noncurrent	—	12	—	2
Fair value of derivatives designated as hedging instruments		$2	$45	$16	$5

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$6,586	$39	$3,502	$2,045
	Derivatives - noncurrent	—	—	121	140
NJRES:
Physical forward commodity contracts	Derivatives - current	8,240	28,269	11,282	14,573
	Derivatives - noncurrent	816	1,147	541	22
Financial derivative contracts	Derivatives - current	20,015	49,511	38,527	23,769
	Derivatives - noncurrent	1,115	4,971	2,099	2,294
Fair value of derivatives not designated as hedging instruments		$36,772	$83,937	$56,072	$42,843
Total fair value of derivatives		$36,774	$83,982	$56,088	$42,848

At December 31, 2013, the gross notional amount of the foreign currency transactions was approximately $8.3 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

Offsetting of Derivatives

NJR transacts under master netting arrangements or similar agreements that allow it to offset derivative assets and liabilities with the same counterparty, however NJR's policy is to present its derivative assets and liabilities on a gross basis in the Unaudited Condensed Consolidated Balance Sheets. The tables below summarize the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present in the Unaudited Condensed Consolidated Balance Sheets but elects not to.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2013:
Derivative assets:
NJRES
Physical forward commodity contracts	$9,055	$(5,197)	$—	$3,858
Financial commodity contracts	21,131	(21,131)	—	—
Foreign currency contracts	2	(2)	—	—
Total NJRES	$30,188	$(26,330)	$—	$3,858
NJNG
Financial commodity contracts	$6,586	$(39)	$(5,987)	$560
Derivative liabilities:
NJRES
Physical forward commodity contracts	$29,415	$(5,197)	$(500)	$23,718
Financial commodity contracts	54,482	(21,131)	(33,351)	—
Foreign currency contracts	46	(2)	—	44
Total NJRES	$83,943	$(26,330)	$(33,851)	$23,762
NJNG
Financial commodity contracts	$39	$(39)	$—	$—

As of September 30, 2013:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,823	$(3,549)	$(100)	$8,174
Financial commodity contracts	40,626	(26,063)	6,870	21,433
Foreign currency contracts	16	(5)	—	11
Total NJRES	$52,465	$(29,617)	$6,770	$29,618
NJNG
Financial commodity contracts	$3,623	$(2,185)	$214	$1,652
Derivative liabilities:
NJRES
Physical forward commodity contracts	$14,595	$(3,549)	$(500)	$10,546
Financial commodity contracts	26,063	(26,063)	—	—
Foreign currency contracts	5	(5)	—	—
Total NJRES	$40,663	$(29,617)	$(500)	$10,546
NJNG
Financial commodity contracts	$2,185	$(2,185)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCM's as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2013	2012
NJRES:
Physical commodity contracts	Operating revenues	$(82)	$(5,635)
Physical commodity contracts	Gas purchases	(24,993)	(206)
Financial derivative contracts	Gas purchases	(40,070)	29,202
Total unrealized and realized (losses) gains		$(65,145)	$23,361

Not included in the previous table, are gains (losses) associated with NJNG's financial derivatives that totaled $6.6 million and $(6.2) million for the three months ended December 31, 2013 and 2012, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
Derivatives in cash flow hedging relationships:	2013	2012	2013	2012	2013	2012
Foreign currency contracts	$(151)	$(95)	$97	$79	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $(32,000) from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2013	September 30, 2013
NJNG	Futures	24.5	22.6
NJRES	Futures	(73.0)	(64.2)
	Options	0.9	1.5
	Physical	13.9	7.3

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

(Thousands)	Balance Sheet Location	December 31, 2013	September 30, 2013
NJNG	Broker margin - Current assets	$—	$213
NJNG	Broker margin - Current (liabilities)	$(5,987)	$—
NJRES	Broker margin - Current assets	$59,313	$6,368

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

NJR monitors and manages the credit risk of its wholesale marketing operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR's election not to extend credit or because exposure exceeds defined thresholds. Most of NJR's wholesale marketing contracts contain standard netting provisions. These contracts include those governed by ISDA and the NAESB. The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2013. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$250,235
Noninvestment grade	42,906
Internally rated investment grade	12,651
Internally rated noninvestment grade	6,433
Total	$312,225

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013 and September 30, 2013, was $2.4 million and $2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2013 and September 30, 2013, the Company would have been required to post an additional $1.9 million and $1.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	December 31, 2013	September 30, 2013
Carrying value	$529,845	$529,845
Fair market value	$553,460	$556,518

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2013, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013:
Assets:
Physical forward commodity contracts	$—	$9,056	$—	$9,056
Financial derivative contracts - natural gas	27,716	—	—	27,716
Financial derivative contracts - foreign exchange	—	2	—	2
Available for sale equity securities - energy industry (1)	11,192	—	—	11,192
Other (2)	1,442	—	—	1,442
Total assets at fair value	$40,350	$9,058	$—	$49,408
Liabilities:
Physical forward commodity contracts	$—	$29,416	$—	$29,416
Financial derivative contracts - natural gas	54,521	—	—	54,521
Financial derivative contracts - foreign exchange	—	45	—	45
Total liabilities at fair value	$54,521	$29,461	$—	$83,982
As of September 30, 2013:
Assets:
Physical forward commodity contracts	$—	$11,823	$—	$11,823
Financial derivative contracts - natural gas	44,249	—	—	44,249
Financial derivative contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry (1)	11,716	—	—	11,716
Other (2)	1,129	—	—	1,129
Total assets at fair value	$57,094	$11,839	$—	$68,933
Liabilities:
Physical forward commodity contracts	$—	$14,595	$—	$14,595
Financial derivative contracts - natural gas	28,248	—	—	28,248
Financial derivative contracts - foreign exchange	—	5	—	5
Total liabilities at fair value	$28,248	$14,600	$—	$42,848

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	December 31, 2013	September 30, 2013
Steckman Ridge	$129,276	$129,707
Iroquois	22,361	23,084
Total	$151,637	$152,791

As of December 31, 2013, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due December 31, 2017.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. See Note 14. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of on-shore wind projects, for an 18.7 percent ownership interest and the right, but not the obligation, to purchase certain qualified projects. This investment is accounted for in accordance with the cost method of accounting.

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2013	2012
Net income	$7,693	$60,206
Basic earnings per share
Weighted average shares of common stock outstanding-basic	42,021	41,695
Basic earnings per common share	$0.18	$1.44
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	42,021	41,695
Incremental shares (1)	218	63
Weighted average shares of common stock outstanding-diluted	42,239	41,758
Diluted earnings per common share (2)	$0.18	$1.44

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2013 and 2012.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2013, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2013	41,962	$112,563	$300,196	$(1,621)	$(128,638)	$604,884	$887,384
Net income						7,693	7,693
Other comprehensive (loss) income				(183)			(183)
Common stock issued under stock plans	111	77	1,544		3,305		4,926
Cash dividend declared ($.42 per share)						(17,649)	(17,649)
Treasury stock and other	(14)				(251)		(251)
Balance as of December 31, 2013	42,059	$112,640	$301,740	$(1,804)	$(125,584)	$594,928	$881,920

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for sale securities		Cash flow hedges		Postemployment benefit obligation		Total
Balance as of September 30, 2013	$5,400		$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $214, $56, $-, $270	(310)		(96)		—		(406)
Losses reclassified from accumulated other comprehensive income, net of tax of $-, $(36) $(111), $(147)	—	(1)	62	(2)	161	(3)	223
Net current-period other comprehensive (loss) income, net of tax of $214, $20, $(111), $123	(310)		(34)		161		(183)
Balance as of December 31, 2013	$5,090		$(22)		$(6,872)		$(1,804)

Balance as of September 30, 2012	$4,921		$51		$(15,743)		$(10,771)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $221, $35, $-, $256	(320)		(60)		—		(380)
Losses reclassified from accumulated other comprehensive income, net of tax of $-, $(29) $(203), $(232)	—	(1)	50	(2)	413	(3)	463
Net current-period other comprehensive (loss) income, net of tax of $221, $6, $(203), $24	(320)		(10)		413		83
Balance as of December 31, 2012	$4,601		$41		$(15,330)		$(10,688)

(1)	Reclassified to other income in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including a commercial paper program and unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2013	September 30, 2013	Expiration Dates
NJR
Bank revolving credit facility (1)	$325,000	$325,000	August 2017
Notes outstanding at end of period	$223,100	$97,000
Weighted average interest rate at end of period	1.09%	1.00%
Amount available at end of period (2)	$101,900	$210,110
Bank term loan (3)	$100,000	$100,000	September 2014
Loan outstanding at end of period	$100,000	$100,000
Weighted average interest rate at end of period	0.72%	0.74%
Amount available at end of period	$—	$—
Bank letter of credit facility (3) (4)	$10,000	$10,000	June 2014
NJNG
Bank credit facility dedicated to EDA Bonds (1) (4)	$100,000	$100,000	August 2015
Bank revolving credit facility (1)	$250,000	$250,000	August 2014
Commercial paper outstanding at end of period	$180,500	$168,600
Weighted average interest rate at end of period	0.15%	0.13%
Amount available at end of period (5)	$69,500	$81,400

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $19.8 million and $17.9 million as of December 31, 2013 and September 30, 2013, respectively, which reduces amount available by the same amount.

(3)	Uncommitted.

(4)	There were no borrowings outstanding as of December 31, 2013 and September 30, 2013, respectively.

(5)	Letters of credit outstanding total $731,000 and $266,000 as of December 31, 2013 and September 30, 2013, respectively, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 24, 2014, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was to expire on the earlier of February 23, 2014, or the effective date of an increase of the revolving credit commitments under the NJR Credit Facility. The additional credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES’ normal course of business. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million and the additional credit line was thereby terminated on the same date.

NJR Long-term Debt

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a two-year issuance period, which expired on May 10, 2013. As of December 31, 2013, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018.

On September 26, 2013, NJR entered into a second unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of December 31, 2013, $100 million remains available for borrowing under this facility.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending June 30, 2014. As of December 31, 2013, NJR had $50 million at 3.25 percent outstanding under this agreement, which will mature on September 17, 2022.

NJNG Long-term Debt

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. Interest is payable semi-annually. The proceeds were used to refinance short-term debt and will fund capital expenditure requirements.

NJNG received $7.6 million and $7.1 million in December 2013 and 2012, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2013	2012	2013	2012
Service cost	$1,536	$1,718	$981	$1,171
Interest cost	2,516	2,235	1,433	1,287
Expected return on plan assets	(3,869)	(3,706)	(1,044)	(913)
Recognized actuarial loss	1,399	1,911	625	964
Prior service cost amortization	28	27	(89)	7
Recognized net initial obligation	—	—	3	(89)
Net periodic benefit cost	$1,610	$2,185	$1,909	$2,427

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $20 million to the pension plans during fiscal 2013. There have been no discretionary contributions made during the three months ended December 31, 2013.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2013 and 2012, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the three months ended December 31, 2013 and 2012, are 16.3 percent and 28.5 percent, respectively. The change in the rate is due primarily to the impact of forecasted ITCs, net of deferred taxes, and PTCs for the fiscal years ended September 30, 2014 and 2013 of $18.5 million and $13.4 million, respectively.

To calculate the estimated annual effective tax rate, NJR considers solar and wind projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting, regulatory approval and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

As of December 31, 2013, the Company has state income tax net operating losses of approximately $114.3 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $6.7 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of December 31, 2013 the Company has recorded a valuation allowance of $226,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2013, the Company had a state income tax net operating losses of approximately $104.4 million, a deferred state tax asset of approximately $6.1 million and a valuation allowance of $262,000.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $98.6 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of December 31, 2013, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2014	2015	2016	2017	2018	Thereafter
NJRES:
Natural gas purchases	$337,533	$45,988	$15,357	$—	$—	$—
Storage demand fees	21,747	13,819	7,579	5,035	3,318	4,000
Pipeline demand fees	43,745	26,671	13,704	11,965	7,669	4,078
Sub-total NJRES	$403,025	$86,478	$36,640	$17,000	$10,987	$8,078
NJNG:
Natural gas purchases	$76,111	$90,929	$6,679	$113	$—	$—
Storage demand fees	21,813	22,163	12,396	9,993	9,299	13,948
Pipeline demand fees	50,678	71,145	39,194	34,229	33,960	194,561
Sub-total NJNG	$148,602	$184,237	$58,269	$44,335	$43,259	$208,509
Total (1)	$551,627	$270,715	$94,909	$61,335	$54,246	$216,587

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013 as well as a reduction in the SBC RA factor to recover $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013. As of December 31, 2013, $41.8 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.8 million to $261.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of December 31, 2013, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Unaudited Condensed Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; the Retail and Other operations consist of heating, cooling and water appliance installation and services, commercial real estate development, other investments and general corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating revenues
Natural Gas Distribution
External customers	$233,469	$218,849
Energy Services
External customers (1)	633,691	503,635
Intercompany	4,018	107
Clean Energy Ventures
External customers	2,173	3,179
Subtotal	873,351	725,770
Retail and Other
External customers	9,072	10,355
Intercompany	202	263
Eliminations	(4,220)	(369)
Total	$878,405	$736,019
Depreciation and amortization
Natural Gas Distribution	$9,835	$9,277
Energy Services	12	11
Clean Energy Ventures	2,511	1,831
Midstream	1	2
Subtotal	12,359	11,121
Retail and Other	207	191
Eliminations	—	(9)
Total	$12,566	$11,303
Interest income (2)
Natural Gas Distribution	$261	$167
Energy Services	—	—
Midstream	268	271
Subtotal	529	438
Retail and Other	—	1
Eliminations	(233)	(232)
Total	$296	$207

(1)	Includes sales to Canada, which accounted for 3.8 percent and 7.6 percent of total operating revenues during the three months ended December 31, 2013 and 2012, respectively.

(2)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,984	$3,584
Energy Services	616	568
Clean Energy Ventures	1,186	783
Midstream	398	591
Subtotal	6,184	5,526
Retail and Other	111	299
Total	$6,295	$5,825
Income tax provision (benefit)
Natural Gas Distribution	$14,183	$14,507
Energy Services	(11,273)	16,164
Clean Energy Ventures	(2,044)	(7,769)
Midstream	996	1,243
Subtotal	1,862	24,145
Retail and Other	(191)	(123)
Eliminations	(166)	(42)
Total	$1,505	$23,980
Equity in earnings of affiliates
Midstream	$2,942	$3,491
Eliminations	(800)	(936)
Total	$2,142	$2,555
Net financial earnings (loss)
Natural Gas Distribution	$27,639	$25,492
Energy Services	7,374	3,014
Clean Energy Ventures	3,614	5,305
Midstream	1,434	1,785
Subtotal	40,061	35,596
Retail and Other	(201)	(94)
Eliminations	—	(9)
Total	$39,860	$35,493
Capital expenditures
Natural Gas Distribution	$35,401	$34,145
Clean Energy Ventures	24,917	15,320
Subtotal	60,318	49,465
Retail and Other	205	154
Total	$60,523	$49,619

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer. The Chief Executive Officer uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Consolidated net financial earnings	$39,860	$35,493
Less:
Unrealized loss (gain) from derivative instruments and related transactions(1)	65,652	(18,334)
Effects of economic hedging related to natural gas inventory	(22,880)	(20,748)
Tax adjustments	(10,605)	14,369
Consolidated net income	$7,693	$60,206

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $285,000 and $67,000 for the three months ended December 31, 2013 and 2012, respectively.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas. Consequently, to reconcile between GAAP and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2013	September 30, 2013
Assets at end of period:
Natural Gas Distribution	$2,165,350	$2,094,940
Energy Services	591,430	468,096
Clean Energy Ventures	301,645	253,663
Midstream	152,271	153,536
Subtotal	3,210,696	2,970,235
Retail and Other	90,267	85,293
Intercompany assets (1)	(104,145)	(50,745)
Total	$3,196,818	$3,004,783

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of December 31, 2013, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire in March 2015. Additionally, NJRES has transportation capacity with Iroquois that expires in March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $1.6 million and $1.6 million during the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, NJRES had demand fees payable of $143,000 and $392,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2013, fees payable to Steckman Ridge and Iroquois, were $159,000 and $390,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $1.7 million and $1.4 million during the three months ended December 31, 2013 and 2012, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $776,000 as of December 31, 2013 and $775,000 as of September 30, 2013. NJNG had fees payable to Iroquois of $61,000 as of both December 31, 2013 and September 30, 2013.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2015. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. In September 2010, NJNG and NJRES entered into an another asset management agreement that began in September 2010 and ends October 2014, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's city gate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2013. NJR's critical accounting policies have not changed from those reported in the 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market areas of the U.S., as well as Canada, through two of its subsidiaries, NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business of NJR's 2013 Annual Report on Form 10-K.

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

A summary of the company's consolidated results is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012	% change
Operating revenues	$878,405	$736,019	19.3%
Gas purchases	$774,732	$566,748	36.7%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to:

•	higher average commodity prices at NJRES, which correlate to the higher price levels on the NYMEX, coupled with increased sales volumes; and

•
an increase in firm sales at NJNG as a result of colder weather, customer growth, the return of approximately 75 percent of the customers impacted by Superstorm Sandy in the 1st quarter of fiscal 2013, coupled with higher off-system sales, partially offset by lower BGSS rates.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2013		2012
Net Income (Loss)
Natural Gas Distribution	$27,639	359%	$25,492	42%
Energy Services	(19,386)	(252)	27,794	46
Clean Energy Ventures	(1,508)	(19)	5,305	9
Midstream	1,434	19	1,785	3
Retail and Other	(201)	(3)	(94)	—
Eliminations (1)	(285)	(4)	(76)	—
Total	$7,693	100%	$60,206	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended December 31, 2013, compared with the three months ended December 31, 2012 was primarily driven by:

•	a decrease at NJRES due primarily to unrealized derivative losses;

•	lower investment tax credits recognized at CEV during the current fiscal quarter; partially offset by

•	an increase at NJNG due primarily to higher margin related to customer growth and infrastructure investments.

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2013		September 30, 2013
Assets
Natural Gas Distribution	$2,165,350	68%	$2,094,940	70%
Energy Services	591,430	18	468,096	16
Clean Energy Ventures	301,645	9	253,663	8
Midstream	152,271	5	153,536	5
Retail and Other	90,267	3	85,293	3
Intercompany assets (1)	(104,145)	(3)	(50,745)	(2)
Total	$3,196,818	100%	$3,004,783	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the three months ended December 31, 2013, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures. In addition, higher commodity prices and sales volumes contributed to the increase in accounts receivable at Energy Services during three months ended December 31, 2013.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating its operating results of its Energy Services segment related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes. Any resulting quarterly tax adjustments are applied to its Clean Energy Ventures segment, as such adjustments are related to tax credits generated by NJRCEV. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
($ in Thousands)	2013	2012
Net income	$7,693	$60,206
Add:
Unrealized loss (gain) on derivative instruments and related transactions	65,652	(18,334)
Effects of economic hedging related to natural gas inventory	(22,880)	(20,748)
Tax adjustments	(10,605)	14,369
Net financial earnings	$39,860	$35,493

Basic earnings per share	$0.18	$1.44
Basic net financial earnings per share	$0.95	$0.85

NFE by business segment and other operations , discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2013		2012
Net Financial Earnings (Loss)
Natural Gas Distribution	$27,639	69%	$25,492	72%
Energy Services	7,374	18	3,014	8
Clean Energy Ventures	3,614	9	5,305	15
Midstream	1,434	4	1,785	5
Retail and Other	(201)	—	(94)	—
Eliminations (1)	—	—	(9)	—
Total	$39,860	100%	$35,493	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended December 31, 2013, compared with the three months ended December 31, 2012 was primarily driven by:

•	an increase at NJRES due primarily to higher financial margin from storage assets;

•
an increase at NJNG due primarily an increase in firm sales as a result of colder weather, customer growth, the return of approximately 75 percent of the customers impacted by Superstorm Sandy in the 1st quarter of fiscal 2013, coupled with higher off-system sales, slightly reduced by lower BGSS rates; partially offset by

•	lower SREC revenue at NJRCEV.

Natural Gas Distribution Segment

Overview

NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets, comprises our natural gas distribution segment. As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on regulatory actions, including filings related to programs and associated expenditures as well as rate requests related to recovery of costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Our Natural Gas Distribution segment has approximately 501,600 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

-    NJNG is required by the BPU to file a base rate case no later than November 15, 2015;

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

-    administration and promotion of NJNG's approved SAVEGREEN project;

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' BGSS rates as stable as possible; and

•	Working to manage expectations related to its financial obligations associated with its MGP sites.

Superstorm Sandy

In October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution system. As a result, NJNG curtailed the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of December 31, 2013, gas service has been restored to approximately 75 percent of those customers. Total capital expenditures associated with the restoration of the affected portions of distribution main were $28.1 million, including $2 million during the three months ended December 31, 2013. In addition, NJNG expects to spend approximately $5.3 million and $5.2 million during fiscal 2014 and 2015, respectively. NJNG filed a petition with the BPU in November 2012, requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy restoration efforts. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case to be filed no later than November 15, 2015. As of December 31, 2013 and September 30, 2013, NJNG had $14.9 million and $14.8 million, respectively, of deferred costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure. In addition, as a result of the disruption of service to these customers, NJNG lost approximately $1.2 million and $4.7 million in operating revenue and $496,000 and $1.9 million in utility gross margin, during the three months ended December 31, 2013 and 2012, respectively.

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

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. The AIP projects were completed in October 2012. NJNG deferred the costs associated with the AIP projects, including a weighted cost of capital, and upon regulatory approval, recovers these investments through its base tariff rates. In August 2012, NJNG received approval from the BPU to recover approximately $8.9 million annually. Effective June 2013, a base rate change was approved by the BPU that permits NJNG to recover an additional $6.5 million annually. Depending on the infrastructure project, recoveries include a weighted average cost of capital of 7.76 percent or 7.12 percent with a return on equity of 10.3 percent.

In October 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG is replacing portions of its gas distribution unprotected steel and cast iron infrastructure over a four year period. NJNG will seek to recover $130 million, exclusive of AFUDC accruals, including a weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent, in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of December 31, 2013, NJNG has begun development of three NGV stations. NJNG will include a cost recovery filing to the BPU in its next base rate case to be filed no later than November 15, 2015. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU in September 2013, seeking approval of NJ RISE, which consists of six capital projects totaling $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey’s utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG seeks to recover the capital costs associated with NJ RISE through an annual adjustment to its base rate.

Other projects

NJNG is exploring other system enhancements that are designed to support improved reliability in the southern portion of its service territory, referred to as the Southern Reliability Link, as well as to reduce costs associated with the filling of LNG tanks, referred to as Liquefaction.

Below is a summary of estimated capital expenditures for the next two fiscal years:

(Millions)	2014	2015
Customer growth	$24.7	$25.6
System maintenance and other	64.2	55.7
AIP/SAFE	31.6	33.7
Superstorm Sandy	5.3	5.2
NGV Advantage	9.0	—
NJ RISE	4.6	13.0
Liquefaction/LNG	16.0	16.3
Southern Reliability	2.3	12.3
Total	$157.7	$161.8

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

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

During the three months ended December 31, 2013 and 2012, respectively, NJNG added 2,129 and 1,959 new customers and converted 137 and 62 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $1.2 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 14,000 to 16,000 new customers during the two-year period of fiscal 2014 and 2015. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This growth would increase utility gross margin under NJNG's base rates by approximately $3.9 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN facilitates home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to ten-year period through a tariff rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

In June 2013, the BPU approved NJNG's 2012 request to extend and expand the current SAVEGREEN program through June 2015, with certain modifications, resulting in grants, incentives and financing investments of more than $85 million, earning a weighted average return of 6.9 percent. In addition, the BPU approved an overall tariff rider rate increase of approximately 1.7 percent that provides a recovery of approximately $12.4 million annually related to NJNG's SAVEGREEN costs and investments on a prospective basis, inclusive of the expanded program features approved by the BPU in June 2013. As of December 31, 2013, the BPU has approved total SAVEGREEN investments of approximately $149.5 million, of which, $71.5 million in grants, rebates and loans has been provided to customers.

Conservation Incentive Program

The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase remains in process and since no BPU Order on that petition has been issued as of September 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Weather (1)	$81	$3,232
Usage	2,340	3,861
Total	$2,421	$7,093

(1)
Compared with the CIP 20-year average, weather was 2.6 percent colder-than-normal during the three months ended December 31, 2013, and 4.1 percent warmer-than-normal during the three months ended December 31, 2012.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by NYMEX settlement prices, which serve as a market indicator, as shown below for the 12 month periods ending December 31, 2013 and 2012:
As of December 31, 2013, forward natural gas prices for the next 12 months on the NYMEX, which serve as a forward-looking market indicator, averaged $4.19 per MMBtu, 16.4 percent higher than the average settlement price of $3.60 per MMBtu during fiscal 2013.

A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BGSS

Recovery of natural gas costs

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG's earnings. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS rate. BGSS rates for its large commercial customers are adjusted monthly based on NYMEX prices.

NJNG notified the BPU of its intent to reduce its BGSS rate, in May 2013, effective June 2013, resulting in a 5.2 percent decrease to the average residential heating customer bill, with an annual impact of $26.2 million and again on November 21, 2013, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill, with an annual impact of $29.4 million. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

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

Utility gross margin from incentive programs was $2.5 million and $2.1 million during the three months ended December 31, 2013 and 2012, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of December 31, 2013, NJNG recognized a regulatory asset and an obligation of $183.6 million.

NJNG is currently authorized to recover remediation costs of approximately $18.7 million annually, based on expenditures incurred through June 2013.

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

Operating Results

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Utility gross margin
Operating revenues	$233,469	$218,849
Less:
Gas purchases	115,544	112,161
Energy and other taxes	14,629	14,252
Regulatory rider expense	19,832	13,982
Total utility gross margin	83,464	78,454
Operation and maintenance expenses	27,252	25,191
Depreciation and amortization	9,835	9,277
Other taxes not reflected in utility gross margin	1,074	1,242
Operating income	45,303	42,744
Other income	503	839
Interest expense, net of capitalized interest	3,984	3,584
Income tax provision	14,183	14,507
Net income	$27,639	$25,492

Operating revenues and gas purchases increased by $14.6 million, or 6.7 percent, and by $3.4 million, or 3 percent, respectively, during the three months ended December 31, 2013, compared with the three months ended December 31, 2012. A description of the factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2013 v. 2012
(Millions)	Operating revenue	Gas purchases
Firm sales	$15.1	$7.3
Average BGSS rates (1)	(13.0)	(12.1)
Off-system sales	8.5	8.2
CIP adjustments	(4.7)	—
Superstorm Sandy	3.5	1.8
SAVEGREEN	3.5	—
AIP	2.1	—
Other	(0.4)	(1.8)
Total increase	$14.6	$3.4

(1)	Operating revenue includes changes in sales tax of $(.9) million during three months ended December 31, 2013, compared with the three months ended December 31, 2012.

An increase in usage related primarily to weather being 6.4 percent colder during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, contributed to increases in operating revenues and gas purchases associated with firm sales. The increase was also due to higher off-system sales revenue driven primarily by a 16.7 percent increase in volumes along with a 1.7 percent increase in the average price of gas sold. These increases were partially offset by lower BGSS rates during the current period along with a decrease in CIP adjustments of $3.2 million related to weather and $1.5 million related to usage. Other includes changes in rider rates, including those related to SAVEGREEN, NJCEP and other programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2013		2012
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$50,560	12.5	$48,335	11.2
Commercial, industrial and other	13,000	2.4	12,720	2.2
Firm transportation	17,321	5.0	15,174	4.3
Total utility firm gross margin/throughput	80,881	19.9	76,229	17.7
BGSS incentive programs	2,456	35.8	2,114	32.3
Interruptible	127	1.6	111	2.9
Total utility gross margin/throughput	$83,464	57.3	$78,454	52.9

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

A description of the factors contributing to the increases in utility firm gross margin are as follows:

Three Months Ended
December 31,
(Thousands)	2013 v. 2012
AIP	$2,126
Superstorm Sandy	1,357
Customer impact	723
SAVEGREEN	446
Total increase	$4,652

The increase in utility firm gross margin during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, was due primarily to increase in revenue related to infrastructure investments and customer growth. In addition, the impact to margin related to Superstorm Sandy was $496,000 during the three months ended December 31, 2013 compared with $1.9 million during the three months ended December 31, 2012, and contributed to the favorable variance in utility gross margin.

The increase in firm transportation margin is due primarily to transfers of customers from residential and commercial sales as a result of increased marketing activity by third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers as of September 30, include the following:

	December 31, 2013	December 31, 2012
Firm customers
Residential	410,546	410,230
Commercial, industrial & other	25,889	25,878
Residential transport	54,437	47,635
Commercial transport	10,682	9,907
Total firm customers	501,554	493,650
Other	88	83
Total customers	501,642	493,733

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG added 2,129 and 1,959 new customers and converted 137 and 62 existing customers to natural gas heat and other services during the three months ended December 31, 2013 and 2012, respectively. This customer growth represents an estimated annual increase of approximately .3 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $1.2 million annually to utility gross margin.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG's BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2013 v. 2012
Off-system sales	$267
Capacity release	(6)
Storage	78
FRM	3
Total increase	$342

The increase during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, was due primarily to higher volatility in the market area contributing to increased margins in off-system sales, along with an increase in supply area volatility at storage injection points, which factored into the increase in storage incentive margin.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M are as follows:

Three Months Ended
December 31,
(Thousands)	2013 v. 2012
Compensation and benefits	$1,590
Shared corporate costs	208
Bad debt	(154)
Other	417
Total increase	$2,061

The increase in O&M during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, was to due primarily to an increase in compensation and benefits along with various other O&M expenses. The increase in compensation and benefits was driven primarily by higher labor costs related to additional complement and overtime, partially offset by lower pension benefit costs due to an increase in the discount rate.

Depreciation Expense

Depreciation expense increased $558,000 during the three months ended December 31, 2013 as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2.6 million, during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to the increase in total utility gross margin of $5 million, partially offset by increases in O&M and depreciation expense, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $2.1 million, or 8.4 percent, to $27.6 million during the three months ended December 31, 2013 compared with the three months ended December 31, 2012, due primarily to the increase in operating income as previously discussed along with a decrease in income tax provision due to a lower rate for a higher forecasted cost of removal, partially offset by an increase in interest expense associated with long-term debt.

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

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue or gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Operations.Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES will realize the entire margin on the transaction.

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating revenues	$637,709	$503,742
Gas purchases (including demand charges) (1)	663,787	455,754
Gross margin	(26,078)	47,988
Operation and maintenance expenses	3,585	3,215
Depreciation and amortization	12	11
Other taxes	368	236
Operating (loss) income	(30,043)	44,526
Other income	—	—
Interest expense, net	616	568
Income tax provision	(11,273)	16,164
Net (loss) income	$(19,386)	$27,794

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which varies from less than one year to ten years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of December 31, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	73.0 Bcf of net short futures contracts

•	0.9 Bcf of net long option positions

As of December 31, 2012, NJRES' portfolio of financial derivative instruments was comprised of:

•	27.1 Bcf of net short futures contracts and fixed swap positions; and

•	0.7 Bcf of net short basis swap positions.

Operating revenues and gas purchases

Natural gas commodity prices are the primary factor for changes in operating revenues and gas purchases at NJRES. During three months ended December 31, 2013, operating revenues increased $134 million and gas purchases increased $208 million, due primarily to higher average prices, which correlate to the higher price levels on the NYMEX as well as increases in volumes. NYMEX settlement prices averaged $3.60 per MMBtu during the three months ended December 31, 2013 compared with $3.40 per MMBtu during the three months ended December 31, 2012.

Gross margin

Gross margin during the three months ended December 31, 2013, was $74.1 million lower compared with the three months ended December 31, 2012, due primarily to a decrease of $83.6 million in unrealized gains during the three months ended December 31, 2013, partially offset by an increase of $2.1 million during the three months ended December 31, 2013, as a result of timing differences in the settlement of certain economic hedges, which are described further below.

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

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating revenues	$637,709	$503,742
Less: Gas purchases	663,787	455,754
Add:
Unrealized loss (gain) on derivative instruments and related transactions	65,201	(18,441)
Effects of economic hedging related to natural gas inventory	(22,880)	(20,748)
Financial margin	$16,243	$8,799

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating (loss) income	$(30,043)	$44,526
Add:
Operation and maintenance expenses	3,585	3,215
Depreciation and amortization	12	11
Other taxes	368	236
Subtotal - Gross margin	(26,078)	47,988
Add:
Unrealized loss (gain) on derivative instruments and related transactions	65,201	(18,441)
Effects of economic hedging related to natural gas inventory	(22,880)	(20,748)
Financial margin	$16,243	$8,799

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Net (loss) income	$(19,386)	$27,794
Add:
Unrealized loss (gain) on derivative instruments and related transactions	65,201	(18,441)
Effects of economic hedging related to natural gas inventory	(22,880)	(20,748)
Tax adjustments	(15,561)	14,409
Net financial earnings	$7,374	$3,014

Financial margin increased $7.4 million during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to higher financial margin from storage assets.

Colder weather during the three months ended December 31, 2013, compared with the prior fiscal quarter contributed to an increase in market volatility and opportunities to generate additional financial margin. The fundamental change in the supply of shale gas and related market volatility is expected to continue to challenge capacity values and NJRES' financial margin and NFE over time, however, NJRES continues to recover value that had been stranded due to these factors and to reduce its overall transportation and storage costs while allowing strategic additions to its portfolio.

Operation and Maintenance Expense

O&M increased $370,000 during the three months ended December 31, 2013, compared with the three months ended December 31, 2012. The increase was due primarily to increases in consulting and shared corporate services costs.

Net Financial Earnings

NFE increased $4.4 million during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to higher financial margin from storage assets, partially offset by lower financial margin from transportation assets.

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

Solar projects placed in service and related ITC eligible expenditures for the three months ended December 31, are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2013			2012
Placed in service	Projects	MW	ITC Eligible Costs	Projects	MW	ITC Eligible Costs
Net-metered:
Commercial	1	0.3	$988	1	2.4	$6,591
Residential	175	1.6	5,861	103	0.8	2,967
Grid-connected	1	1.4	4,746	1	6.7	19,286
Total placed in service	177	3.3	$11,595	105	9.9	$28,844

As of December 31, 2013, Clean Energy Ventures has placed a total of 59.3 MW of solar assets into service and has 9.2 commercial and 0.3 residential MW under construction. The Company estimates solar-related capital expenditures in fiscal 2014 to be between $70 million and $95 million.

Once projects commence operations or are connected to the grid, for each MWh of electricity produced, an SREC is created. An SREC represents the renewable attributes of the solar-electricity generated and is sold by NJRCEV to counterparties, including certain electric utilities that need to comply with the solar carve-out of New Jersey's renewable portfolio standards.

SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2013	2012
SRECs generated	15,159	9,661
SRECs sold	9,364	25,000
SRECs in inventory at December 31	17,146	13,019

Clean Energy Ventures also has the option to acquire small to mid-size wind projects that fit its investment profile through its 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project. This wind project is eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation, even though the PTC expired December 31, 2013, since NJRCEV met certain construction milestones prior to December 31, 2013. The project is expected to be operational in the latter half of fiscal 2014 and NJRCEV will recognize the credits when the project produces energy. NJRCEV will also invest approximately $42 million on a second wind project located in Iowa. NJRCEV expects to complete the 20 MW project in fiscal 2015. Both wind projects have 25 year power purchase agreements in place, through which all energy and renewable attributes will be sold to the applicable electricity supplier; however, NJRCEV will retain all PTCs.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, would result in a failure to qualify for ITCs and changes in SREC values and could have a significant adverse impact on that period's annual earnings. In addition, since the primary contributors toward the value of qualifying distributed power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding renewable energy credits, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating revenues	$2,173	$3,179
Operation and maintenance expenses	2,097	2,269
Depreciation and amortization	2,511	1,831
Other taxes	71	2
Operating (loss)	(2,506)	(923)
Other income (loss)	140	(758)
Interest expense, net	1,186	783
Income tax (benefit)	(2,044)	(7,769)
Net (loss) income	$(1,508)	$5,305

Operating revenues consist of the following:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
SREC sales	$1,434	$2,912
Energy sales and other	739	267
Total operating revenues	$2,173	$3,179

NJRCEV hedges a portion of its expected SREC production through forward sale contracts. As of December 31, 2013, NJRCEV has hedged approximately 34 percent of its SREC inventory and projected SREC production related to its existing commercial assets for energy years 2014 through 2016. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Operation and Maintenance Expense

O&M remained relatively flat during the three months ended December 31, 2013 as compared with the three months ended December 31, 2012.

Depreciation Expense

Depreciation expense increased $680,000 during the three months ended December 31, 2013, as compared with the three months ended December 31, 2012, as a result of additional solar projects being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Benefit

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on projects completed in the first quarter and NJRCEV’s forecast of projects to be completed for the balance of the fiscal year, NJR’s estimated annual effective tax rate is 16.3 percent. Accordingly, $594,000 related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2013, compared with $6.8 million, net of deferred taxes, recognized during the three months ended December 31, 2012.

Net Income

Net income decreased $6.8 million during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to decreased ITCs recognized and operating revenues as well as increased depreciation and interest expenses, partially offset by an increase in other income. Other income during the three months ended December 31, 2013, included insurance recoveries of $140,000 related to Superstorm Sandy, and during the three months ended December 31, 2012, included a $758,000 pre-tax loss associated with the disposal and write-off of a portion of a solar asset that was damaged by Superstorm Sandy.

Non-GAAP financial measures

Management of the Company uses non-GAAP financial measures, noted as "NFE," when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2014 is estimated at 23.3 percent. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of NJRCEV's net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Net (loss) income	$(1,508)	$5,305
Add:
Tax adjustments	5,122	—
Net financial earnings	$3,614	$5,305

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates as well as a 5.53 percent ownership interest in Iroquois, a natural gas pipeline operating with regulated rates. NJR is pursuing other potential opportunities that meet its investment and development criteria.

As of December 31, 2013, NJR's net investments in Steckman Ridge and Iroquois were $129.3 million and $22.4 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Equity in earnings of affiliates	$2,942	$3,491
Operation and maintenance expenses	$346	$140
Interest expense, net	$130	$320
Income tax provision	$996	$1,244
Net income	$1,434	$1,785

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Steckman Ridge	$2,005	$2,315
Iroquois	937	1,176
Total equity in earnings	$2,942	$3,491

Retail and Other Operations

Overview

The financial results of Retail and Other have consisted primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 120,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Retail and Other also include organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2013	2012
Operating revenues	$9,274	$10,618
Operation and maintenance expenses	$8,945	$9,497
Net (loss)	$(201)	$(94)

Operating revenues decreased $1.3 million during the three months ended December 31, 2013 compared with the three months ended December 31, 2012, due primarily to an increase in the demand for generators and other equipment following Superstorm Sandy, which generated higher revenue from installation services during the three months ended December 31, 2012.

O&M decreased $552,000 during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to lower equipment and labor costs during the three months ended December 31, 2013, corresponding to the decrease in installations, as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net loss remained relatively flat during the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due primarily to decreased revenues, partially offset by decreased O&M, as previously discussed, as well as gain after closing costs of $186,000 during the three months ended December 31, 2013 associated with the sale of 25.4 acres of undeveloped land at CR&R.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	December 31, 2013	September 30, 2013
Common stock equity	45%	48%
Long-term debt	26	28
Short-term debt	29	24
Total	100%	100%

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $23.8 million of equity through the DRP during fiscal 2013, by issuing 571,000 new shares. NJR also raised $3.6 million and $3.4 million of equity through the DRP, by issuing 79,464 and 74,668 shares of treasury stock, during the three months ended December 31, 2013 and 2012, respectively.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of December 31, 2013, the Company repurchased a total of approximately 8.1 million of the authorized shares. There were no share repurchases during the three months ended December 31, 2013.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities, utilization of committed credit facilities and the issuance of commercial paper to provide liquidity to meet working capital and external debt-financing requirements. NJR may from time to time look to access the capital markets to fund long-life assets.

NJR believes that its existing borrowing availability and cash flow from operations will be sufficient to satisfy its and its subsidiaries' working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, NJRCEV and NJRES currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter sale-leasebacks and proceeds from the Company's DRP.

NJR believes that as of December 31, 2013, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Long-Term Debt

NJR

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of December 31, 2013, $100 million remains available for borrowing under the MetLife Facility.

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential. The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. As of December 31, 2013, $25 million remains available for borrowing under the Prudential Facility.

NJNG

As of December 31, 2013, NJNG's long-term debt consisted of a $60 million, 4.77 percent unsecured senior note maturing in March 2014, $222.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2040 , $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $57.7 million in capital leases with various maturities ranging from 2014 to 2021.

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

Short-Term Debt

NJR uses its short-term borrowings primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, NJR's unregulated NJRCEV investments. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, through the issuance of commercial paper supported by the NJNG Credit Facility or through short-term bank loans under the NJNG Credit Facility.

As of December 31, 2013, NJR had a revolving credit facility totaling $325 million as described below, with $102 million available under the facility. Additionally, NJR has entered into a $100 million one-year term loan credit agreement, which as of December 31, 2013, had $100 million outstanding with no amount remaining for future borrowings.

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2013, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $69.5 million. In addition, the JPMC Facility providing liquidity support for NJNG's VRDNs has not been used to date.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2013
NJR
Notes Payable to banks:
Balance at end of period	$323,100
Weighted average interest rate at end of period	0.96%
Average balance for the period	$246,865
Weighted average interest rate for average balance	0.95%
Month end maximum for the period	$323,100
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$180,500
Weighted average interest rate at end of period	0.15%
Average balance for the period	$187,338
Weighted average interest rate for average balance	0.15%
Month end maximum for the period	$204,500

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2013, NJR's average interest rate was .95 percent, resulting in interest expense of $603,000. Based on average borrowings under the NJR Credit Facility of $246.9 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $631,000 during the three months ended December 31, 2013.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of December 31, 2013, NJR has five letters of credit outstanding totaling $19.8 million, which reduces the amount available under the NJR Credit Facility by the same amount.

On September 13, 2013, NJR entered into a $100 million Term Loan Credit Agreement, with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent, which is scheduled to terminate on September 15, 2014.

As of December 31, 2013, NJR had $100 million outstanding under the JPMC Term Loan with no amount remaining for future borrowings. During three months ended December 31, 2013, NJR's average interest rate under the JPMC Term Loan was .73 percent.

In June 2013, NJR entered into an agreement permitting the issuance of stand-alone letters of credit for up to $10 million through June 5, 2014. No amounts have been drawn under this arrangement as of December 31, 2013.

On January 24, 2014, NJR entered into an agreement for an additional $50 million unsecured committed credit line, which was to expire on the earlier of February 23, 2014, or the effective date of an increase of the revolving credit commitments under the NJR Credit Facility. The additional credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES’ normal course of business. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million and the additional credit line was thereby terminated on the same date.

NJNG

During the three months ended December 31, 2013, based on its average commercial paper outstanding, NJNG's weighted average interest rate on its short-term debt was .15 percent, resulting in interest expense of $72,000. Based on average borrowings under the NJNG Credit Facility and commercial paper program of $187.3 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $479,000 during the three months ended December 31, 2013.

As of December 31, 2013, NJNG has two letters of credit outstanding totaling approximately $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used for collateral for soil remediation systems and expire on August 11, 2014.

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

Sale-Leaseback

NJNG received $7.6 million and $7.1 million in December 2013 and 2012, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $157.7 million and $161.8 million, in fiscal 2014 and 2015, respectively, and include estimated SAFE construction costs of $31.6 million and $33.7 million, respectively. Total capital expenditures during the three months ended December 31, 2013 were $34.1 million, of which $10.6 million was related to SAFE. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of December 31, 2013, NJNG has deferred $14.9 million in regulatory assets for future recovery. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of December 31, 2013, NJNG's future MGP expenditures are estimated to total $183.6 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. Total solar-related capital expenditures during the three months ended December 31, 2013 were $24.9 million. The Company estimates solar-related capital expenditures in fiscal 2014 to be between $70 million and $95 million, of which $24.9 million has been spent and an additional $71.7 million has been committed or accrued. In addition, on October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project. The project is expected to be operational in the latter half of fiscal 2014. NJRCEV will also invest approximately $42 million on a second wind project located in Iowa. NJRCEV expects to complete the 20 MW project in fiscal 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Capital expenditures related to distributed power projects are subject to change due to a variety of factors, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, which may affect our ability to commence operations at these projects on a timely basis or, at all, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2014 and 2015.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $370.2 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $20.6 million, as noted above.

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flow used in operating activities totaled $68.8 million during the three months ended December 31, 2013, compared with $45 million during the three months ended December 31, 2012. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

•seasonality of NJR's business;

•fluctuations in wholesale natural gas prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•broker margin requirements;

•timing of the collections of receivables and payments of current liabilities; and

•volumes of natural gas purchased and sold.

During the three months ended December 31, 2013, an increase in broker margin requirements at NJRES as a result of the impact from higher commodity prices on open positions was the primary factor in the increase in cash used in operating activities.

Investing Activities

Cash flow used in investing activities totaled $54 million during the three months ended December 31, 2013, compared with $49.2 million during the three months ended December 31, 2012. The increase was due primarily to an increase in capital expenditures of $8.1 million related to wind projects and $1.5 million related to solar projects at NJRCEV.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by the funding needs of the gas management and marketing functions at NJRES and distributed power investments at NJRCEV.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash flow from financing activities totaled $129.9 million during the three months ended December 31, 2013, compared with $92.9 million during the three months ended December 31, 2012. The increase is due primarily to an increase in short-term borrowings at NJR, partially offset by a decrease in dividend payments when compared with the prior fiscal quarter, which included an accelerated dividend payment the company made to shareholders due to NJR's anticipation of a federal tax increase on dividends that would become effective on January 1, 2013.

Credit Ratings

On January 30, 2014, Moody’s upgraded NJNG’s senior secured rating from Aa3 to Aa2, while maintaining a stable outlook. The rating upgrade was driven primarily by the overall credit supportiveness of the regulatory environment under which NJNG operates. In its review of NJNG’s credit rating, Moody’s considered the BPU's continued support of NJNG’s rate mechanisms, which allows for timely recovery of costs, including those associated with NJNG’s BGSS and CIP. In addition, the favorable recovery of investments related to NJNG’s infrastructure and energy efficiency programs factored into the rating upgrade.

The table below summarizes NJNG's current credit ratings issued by two rating entities, S&P and Moody's:

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Stable	Stable

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

The regulated and unregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures contracts, options agreements and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas and NJR Energy from time to time may enter into energy-related ventures. Financial derivatives have historically been transacted on an exchange and cleared through an FCM, thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Act, certain of NJRES' and NJNG's other transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2013 to December 31, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2013
NJNG	$1,438	$6,527	$1,418	$6,547
NJRES	14,563	(34,983)	12,932	(33,352)
Total	$16,001	$(28,456)	$14,350	$(26,805)

There were no changes in methods of valuations during the three months ended December 31, 2013.

The following is a summary of fair market value of financial derivatives at December 31, 2013, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2014	2015	2016 - 2018	After 2018	Total Fair Value
Price based on NYMEX/CME	$(3,539)	$(464)	$(8)	$—	$(4,011)
Price based on ICE	(17,943)	(3,042)	(1,809)	—	(22,794)
Total	$(21,482)	$(3,506)	$(1,817)	$—	$(26,805)

The following is a summary of financial derivatives by type as of December 31, 2013:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	24.5	$3.10 - $4.16	$6,547
	Options	—	—	—
NJRES	Futures	(73.0)	$3.29 - $9.14	(33,353)
	Swaps	—	—	—
	Options	0.9	$0.02 - $0.02	1
Total				$(26,805)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2013 to December 31, 2013:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2013
NJRES - Prices based on other external data	$(2,772)	(26,595)	(9,007)	$(20,360)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $17.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $20 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(8,727)	$(17,453)	$(26,179)	$(34,905)
Ending derivative fair value	$(19,995)	$(28,722)	$(37,448)	$(46,174)	$(54,900)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$8,727	$17,453	$26,179	$34,905
Ending derivative fair value	$(19,995)	$(11,268)	$(2,542)	$6,184	$14,910

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2013. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of December 31, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$232,554	$174,824
Noninvestment grade	41,853	17,113
Internally rated investment grade	12,270	605
Internally rated noninvestment grade	6,195	493
Total	$292,872	$193,035
NJNG's counterparty credit exposure as of December 31, 2013, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$17,681	$13,786
Noninvestment grade	1,053	608
Internally rated investment grade	381	59
Internally rated noninvestment grade	238	—
Total	$19,353	$14,453

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2013.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of the Company's utility subsidiary. The Company attempts to minimize the effects of inflation through cost control, productivity improvements and regulatory actions when appropriate.

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company's disclosure controls and procedures are effective, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2013, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2013, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2013 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/13 - 10/31/13	—	$—	—	1,649,727
11/01/13 - 11/30/13	—	$—	—	1,649,727
12/01/13 - 12/31/13	—	$—	—	1,649,727
Total	—	$—	—	1,649,727

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2013, included 9.75 million shares of common stock for repurchase, of which, approximately 1,650,000 shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 6, 2014
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer