Form 10-Q
period 2014-03-31
NEW JERSEY RESOURCES CORP
filed 2014-05-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2014 was 42,136,052.

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued by the EDA
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. expiring in August 2015
JPMC Term Loan	NJR's $100 million, one-year term loan credit agreement with JPMorgan Chase Bank, N.A. expiring in September 2014
LNG	Liquefied Natural Gas
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc.
MGP	Manufactured Gas Plant
MMBtu	Million Metric British Thermal Unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in August 2014

NPNS	Normal Purchase/Normal Sale
NJR or The Company	New Jersey Resources Corporation
NJR Energy	NJR Energy Corporation
NJR Midstream	NJR Midstream Holdings Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NYMEX	New York Mercantile Exchange
O&M	Operating and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PIM	Pipeline Integrity Management
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted $75 million private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Retail and Other	Retail and Other Operations
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Clause
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America
USF	Universal Service Fund
VRDN	Variable Rate Demand Notes

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk and other matters for fiscal 2014 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's Annual Report on Form 10-K for the year ended September 30, 2013, as well as the following:

•	weather and economic conditions;

•	demographic changes in the NJNG service territory and their effect on NJNG's customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJRES operations and on the Company's risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

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

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the possible expiration of the NJNG CIP;

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities, and other extreme events on our operations and customers, including any impacts to utility gross margin and restoration costs.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Utility	$394,528	$351,750	$627,997	$570,599
Nonutility	1,185,041	609,135	1,829,977	1,126,305
Total operating revenues	1,579,569	960,885	2,457,974	1,696,904
OPERATING EXPENSES
Gas purchases:
Utility	147,946	189,040	259,148	300,361
Nonutility	1,047,870	611,567	1,711,400	1,066,994
Operation and maintenance	61,273	43,067	103,296	83,137
Regulatory rider expenses	38,211	23,774	58,043	37,756
Depreciation and amortization	12,828	11,721	25,394	23,024
Energy and other taxes	24,429	24,747	41,457	41,472
Total operating expenses	1,332,557	903,916	2,198,738	1,552,744
OPERATING INCOME	247,012	56,969	259,236	144,160
Other income	712	2,781	1,839	3,046
Interest expense, net of capitalized interest	6,306	5,746	12,601	11,571
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	241,418	54,004	248,474	135,635
Income tax provision	71,680	12,065	73,185	36,045
Equity in earnings of affiliates	3,233	3,530	5,375	6,085
NET INCOME	$172,971	$45,469	$180,664	$105,675

EARNINGS PER COMMON SHARE
BASIC	$4.11	$1.09	$4.30	$2.53
DILUTED	$4.07	$1.08	$4.26	$2.52
DIVIDENDS PER COMMON SHARE	$0.42	$0.40	$0.84	$0.80
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,079	41,789	42,050	41,742
DILUTED	42,457	41,972	42,428	41,925

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Net income	$172,971	$45,469	$180,664	$105,675
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(11), $(447), $203, and $(226), respectively	$15	$647	(295)	327
Net unrealized (loss) on derivatives, net of tax of $89, $4, $109, and $10, respectively	(152)	(7)	(186)	(17)
Adjustment to postemployment benefit obligation, net of tax of $(112), $(202), $(223) and $(405), respectively	161	296	322	709
Other comprehensive income (loss)	$24	$936	(159)	1,019
Comprehensive income	$172,995	$46,405	$180,505	$106,694

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180,664	$105,675
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss on derivative instruments	52,394	20,466
Depreciation and amortization	25,394	23,024
Allowance for equity used during construction	(603)	(1,333)
Allowance for bad debt expense	1,205	1,341
Deferred income taxes	22,970	14,639
Manufactured gas plant remediation costs	(1,845)	(3,254)
Equity in earnings of equity investees, net of distributions received	1,626	1,835
Cost of removal - asset retirement obligations	(164)	(137)
Contributions to postemployment benefit plans	(2,348)	(23,102)
Changes in:
Components of working capital	96,040	(44,510)
Other noncurrent assets	6,038	5,198
Other noncurrent liabilities	2,071	8,539
Cash flows from operating activities	383,442	108,381
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(59,971)	(51,376)
Solar and wind equipment	(45,403)	(24,865)
Real estate properties and other	(477)	(298)
Cost of removal	(10,914)	(14,323)
Distribution from equity investees in excess of equity in earnings	464	648
Proceeds from sale of asset	6,000	—
Withdrawal from restricted cash construction fund	85	—
Cash flows (used in) investing activities	(110,216)	(90,214)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,757	6,922
Tax benefit from stock options exercised	94	79
Proceeds from sale-leaseback transaction	7,576	7,076
Proceeds from long-term debt	125,000	—
Payments of long-term debt	(65,017)	(3,833)
Purchases of treasury stock	(4,387)	(1,311)
Payments of common stock dividends	(35,264)	(33,913)
Net (payments)/proceeds from short-term debt	(302,400)	8,300
Cash flows (used in) financing activities	(266,641)	(16,680)
Change in cash and cash equivalents	6,585	1,487
Cash and cash equivalents at beginning of period	2,969	4,509
Cash and cash equivalents at end of period	$9,554	$5,996
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(294,939)	$(245,241)
Inventories	178,955	92,822
Recovery of gas costs	6,866	(542)
Gas purchases payable	138,044	88,263
Prepaid and accrued taxes	67,164	46,900
Accounts payable and other	3,992	(5,070)
Restricted broker margin accounts	(21,329)	(10,196)
Customers' credit balances and deposits	(8,819)	(30,579)
Other current assets	26,106	19,133
Total	$96,040	$(44,510)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$11,221	$10,207
Income taxes	$8,648	$4,111
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$1,347	$(9,463)

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2014	September 30, 2013
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,726,124	$1,681,585
Construction work in progress	135,721	114,961
Solar equipment, real estate properties and other, at cost	269,613	249,516
Construction work in progress	36,172	9,093
Total property, plant and equipment	2,167,630	2,055,155
Accumulated depreciation and amortization, utility plant	(395,457)	(383,895)
Accumulated depreciation and amortization, solar equipment, real estate properties and other	(33,728)	(28,144)
Property, plant and equipment, net	1,738,445	1,643,116
CURRENT ASSETS
Cash and cash equivalents	9,554	2,969
Customer accounts receivable
Billed	487,941	240,281
Unbilled revenues	53,664	7,429
Allowance for doubtful accounts	(5,491)	(5,330)
Regulatory assets	18,970	34,372
Gas in storage, at average cost	139,021	314,477
Materials and supplies, at average cost	10,835	14,334
Prepaid and accrued taxes	431	42,645
Asset held for sale	—	5,428
Derivatives, at fair value	45,182	53,327
Restricted broker margin accounts	38,490	6,581
Deferred taxes	11,859	8,432
Other	25,603	20,953
Total current assets	836,059	745,898
NONCURRENT ASSETS
Investments in equity investees	160,228	161,591
Prepaid pension asset	6,126	6,287
Regulatory assets	368,319	402,202
Derivatives, at fair value	2,270	2,761
Other	49,763	42,928
Total noncurrent assets	586,706	615,769
Total assets	$3,161,210	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2014	September 30, 2013
CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding March 31, 2014-42,074,766; September 30, 2013-41,961,534	$112,706	$112,563
Premium on common stock	303,107	300,196
Accumulated other comprehensive (loss), net of tax	(1,780)	(1,621)
Treasury stock at cost and other; shares March 31, 2014-3,007,914; September 30, 2013-3,060,356	(125,085)	(128,638)
Retained earnings	750,234	604,884
Common stock equity	1,039,182	887,384
Long-term debt	628,490	512,886
Total capitalization	1,667,672	1,400,270
CURRENT LIABILITIES
Current maturities of long-term debt	21,526	68,643
Short-term debt	63,200	365,600
Gas purchases payable	392,857	254,813
Accounts payable and other	65,263	60,342
Dividends payable	17,665	17,624
Deferred and accrued taxes	26,914	4,040
Regulatory liabilities	20,360	1,456
New Jersey clean energy program	5,979	14,532
Derivatives, at fair value	71,223	40,390
Broker margin accounts	10,573	—
Customers' credit balances and deposits	15,574	24,393
Total current liabilities	711,134	851,833
NONCURRENT LIABILITIES
Deferred income taxes	401,537	372,773
Deferred investment tax credits	5,423	5,584
Deferred revenue	4,402	4,763
Derivatives, at fair value	5,192	2,458
Manufactured gas plant remediation	183,600	183,600
Postemployment employee benefit liability	68,494	67,897
Regulatory liabilities	76,857	79,647
Asset retirement obligation	29,534	28,711
Other	7,365	7,247
Total noncurrent liabilities	782,404	752,680
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,161,210	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 503,700 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2014		September 30, 2013
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$12,582	2.1	$104,979	20.4
NJRES	126,439	23.2	209,498	62.3
Total	$139,021	25.3	$314,477	82.7

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.2 million and $11.7 million as of March 31, 2014 and September 30, 2013, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.6 million ($5.1 million, after tax) and $9.1 million ($5.4 million, after tax) as of March 31, 2014 and September 30, 2013, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Sale of Asset

On October 22, 2013, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County with a net book value of $5.4 million for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income on the Unaudited Condensed Consolidated Statements of Operations.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	March 31, 2014		September 30, 2013
NJRES	$328,544	67%	$194,263	81%
NJNG (1)	156,272	32	43,045	18
NJRCEV	565	—	293	—
NJRHS and other	2,560	1	2,680	1
Total	$487,941	100%	$240,281	100%

(1)	Does not include unbilled revenues of $53.7 million and $7.4 million as of March 31, 2014 and September 30, 2013, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to ten years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $3 million and $1.9 million in other current assets and $21.9 million and $14.3 million in other noncurrent assets as of March 31, 2014 and September 30, 2013, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. As of March 31, 2014 and September 30, 2013, there was no allowance for doubtful accounts established.

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

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC Topic 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will apply the provisions of the new guidance at the effective date, if applicable, on a prospective basis.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2014	September 30, 2013
Regulatory assets-current
Conservation Incentive Program	$—	$18,887
Underrecovered gas costs	12,991	953
New Jersey Clean Energy Program	5,979	14,532
Total current	$18,970	$34,372
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$32,661	$46,968
Liability for future expenditures	183,600	183,600
Deferred income taxes	10,718	10,718
Derivatives at fair value, net	—	19
SAVEGREEN	23,988	30,004
Postemployment and other benefit costs	98,029	101,415
Deferred Superstorm Sandy costs	15,207	14,822
Other	4,116	14,656
Total noncurrent	$368,319	$402,202
Regulatory liability-current
Conservation Incentive Program	$5,964	$—
Derivatives at fair value, net	14,396	1,456
Total current	$20,360	$1,456
Regulatory liabilities-noncurrent
Cost of removal obligation	$75,327	$79,315
Other	1,530	332
Total noncurrent	$76,857	$79,647

NJNG's recovery of costs is facilitated through its base tariff rates, BGSS and other regulatory tariff riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Recent regulatory filings and/or actions include the following:

•	On September 18, 2013, the BPU approved NJNG's filing to reduce the USF recovery rate resulting in a .5 percent decrease for the average residential heating customer effective October 1, 2013.

•
On October 16, 2013, the BPU provisionally approved NJNG's filing to maintain its current BGSS rate along with reductions to its CIP factors effective November 1, 2013 which resulted in a 1 percent reduction to an average residential heat customer's bill.

•	On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On November 22, 2013, the BPU provisionally approved a Stipulation of Settlement for SBC factors that included recovery of MGP expenditures through June 30, 2013 and a .2 percent reduction to the average residential heat customer related to the SBC RA factor to recover $18.7 million annually, and a 1.9 percent increase related to its NJCEP factor, effective December 1, 2013.

•	On December 18, 2013, the BPU approved a gas service agreement which will allow NJNG to provide transportation service to Red Oak Power, LLC, an electric generation facility, through September 2022.

•
On April 23, 2014, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue up to $300 million of medium-term notes with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014 for up to five years, enter into interest rate risk management transactions related to debt securities and redeem, refinance or defease any of NJNG’s outstanding long-term debt securities.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SREC, and electricity prices. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs, and electricity. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRCEV hedges certain of its expected production of SRECs through forward sale contracts. The Company intends to physically deliver the SRECs upon settlement and therefore applies NPNS accounting treatment to the contracts. NJRCEV recognizes revenue for SRECs upon transfer of the certificate.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2014		September 30, 2013
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$277	$16	$3
	Derivatives - noncurrent	—	7	—	2
Fair value of derivatives designated as hedging instruments		$—	$284	$16	$5

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$15,387	$998	$3,502	$2,045
	Derivatives - noncurrent	—	—	121	140
NJRES:
Physical forward commodity contracts	Derivatives - current	5,634	35,568	11,282	14,573
	Derivatives - noncurrent	197	111	541	22
Financial derivative contracts	Derivatives - current	24,161	34,380	38,527	23,769
	Derivatives - noncurrent	2,073	5,074	2,099	2,294
Fair value of derivatives not designated as hedging instruments		$47,452	$76,131	$56,072	$42,843
Total fair value of derivatives		$47,452	$76,415	$56,088	$42,848

At March 31, 2014, the gross notional amount of the foreign currency transactions was approximately $6.9 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$5,831	$(2,190)	$—	$3,641
Financial commodity contracts	26,234	(26,234)	—	—
Foreign currency contracts	—	—	—	—
Total NJRES	$32,065	$(28,424)	$—	$3,641
NJNG
Financial commodity contracts	$15,387	$(998)	$(10,772)	$3,617
Derivative liabilities:
NJRES
Physical forward commodity contracts	$35,679	$(2,371)	$(500)	$32,808
Financial commodity contracts	39,454	(26,233)	(13,221)	—
Foreign currency contracts	284	—	—	284
Total NJRES	$75,417	$(28,604)	$(13,721)	$33,092
NJNG
Financial commodity contracts	$998	$(998)	$—	$—

As of September 30, 2013:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,823	$(3,549)	$(100)	$8,174
Financial commodity contracts	40,626	(26,063)	6,870	21,433
Foreign currency contracts	16	(5)	—	11
Total NJRES	$52,465	$(29,617)	$6,770	$29,618
NJNG
Financial commodity contracts	$3,623	$(2,185)	$214	$1,652
Derivative liabilities:
NJRES
Physical forward commodity contracts	$14,595	$(3,549)	$(500)	$10,546
Financial commodity contracts	26,063	(26,063)	—	—
Foreign currency contracts	5	(5)	—	—
Total NJRES	$40,663	$(29,617)	$(500)	$10,546
NJNG
Financial commodity contracts	$2,185	$(2,185)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCM's as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2014	2013	2014	2013
NJRES:
Physical commodity contracts	Operating revenues	$(57,916)	$(2,224)	$(57,998)	$(7,859)
Physical commodity contracts	Gas purchases	(54,481)	2,762	(79,474)	2,556
Financial derivative contracts	Gas purchases	(101,629)	(30,669)	(141,699)	(1,467)
Total unrealized and realized (losses)		$(214,026)	$(30,131)	$(279,171)	$(6,770)

Not included in the previous table, are gains associated with NJNG's financial derivatives that totaled $6.2 million and $12.4 million for the three months ended March 31, 2014 and 2013, respectively, and gains that totaled $12.8 million and $6.2 million for the six months ended March 31, 2014 and 2013, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following tables reflect the effect of derivative instruments designated as cash flow hedges on OCI as of March 31:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$(309)	$24	$68	$(35)	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$(460)	$(71)	$165	$44	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $277,000 from OCI into earnings. The maximum tenor is April 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2014	September 30, 2013
NJNG	Futures	27.5	22.6
NJRES	Futures	(20.9)	(64.2)
	Options	—	1.5
	Physical	31.0	7.3

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

(Thousands)	Balance Sheet Location	March 31, 2014	September 30, 2013
NJNG	Broker margin - Current assets	$—	$213
NJNG	Broker margin - Current (liabilities)	$(10,573)	$—
NJRES	Broker margin - Current assets	$38,490	$6,368

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2014. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$299,185
Noninvestment grade	6,104
Internally rated investment grade	43,953
Internally rated noninvestment grade	27,356
Total	$376,598

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2014 and September 30, 2013, was $200,000 and $2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2014 and September 30, 2013, the Company would have been required to post an additional $200,000 and $1.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	March 31, 2014	September 30, 2013
Carrying value	$594,845	$529,845
Fair market value	$622,213	$556,518

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2014, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2014:
Assets:
Physical forward commodity contracts	$—	$5,832	$—	$5,832
Financial derivative contracts - natural gas	41,620	—	—	41,620
Financial derivative contracts - foreign exchange	—	—	—	—
Available for sale equity securities - energy industry (1)	11,218	—	—	11,218
Other (2)	1,263	—	—	1,263
Total assets at fair value	$54,101	$5,832	$—	$59,933
Liabilities:
Physical forward commodity contracts	$—	$35,680	$—	$35,680
Financial derivative contracts - natural gas	40,451	—	—	40,451
Financial derivative contracts - foreign exchange	—	284	—	284
Total liabilities at fair value	$40,451	$35,964	$—	$76,415
As of September 30, 2013:
Assets:
Physical forward commodity contracts	$—	$11,823	$—	$11,823
Financial derivative contracts - natural gas	44,249	—	—	44,249
Financial derivative contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry (1)	11,716	—	—	11,716
Other (2)	1,129	—	—	1,129
Total assets at fair value	$57,094	$11,839	$—	$68,933
Liabilities:
Physical forward commodity contracts	$—	$14,595	$—	$14,595
Financial derivative contracts - natural gas	28,248	—	—	28,248
Financial derivative contracts - foreign exchange	—	5	—	5
Total liabilities at fair value	$28,248	$14,600	$—	$42,848

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	March 31, 2014	September 30, 2013
Steckman Ridge	$129,171	$129,707
Iroquois	23,166	23,084
Total	$152,337	$152,791

As of March 31, 2014, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project, which NJRCEV expects to be operational in the third quarter of fiscal 2014. In the second quarter of 2014, NJRCEV acquired the development rights to its second wind project, a $42 million, 20 MW wind farm currently under construction in Carroll County, Iowa, which NJRCEV expects to be operational in the second quarter of fiscal 2015.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net income	$172,971	$45,469	$180,664	$105,675
Basic earnings per share
Weighted average shares of common stock outstanding-basic	42,079	41,789	42,050	41,742
Basic earnings per common share	$4.11	$1.09	$4.30	$2.53
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	42,079	41,789	42,050	41,742
Incremental shares (1)	378	183	378	183
Weighted average shares of common stock outstanding-diluted	42,457	41,972	42,428	41,925
Diluted earnings per common share (2)	$4.07	$1.08	$4.26	$2.52

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2014 and 2013.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMON STOCK EQUITY

Changes in common stock equity during the six months ended March 31, 2014, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2013	41,962	$112,563	$300,196	$(1,621)	$(128,638)	$604,884	$887,384
Net income						180,664	180,664
Other comprehensive (loss)				(159)			(159)
Common stock issued under stock plans	224	143	2,817		6,741		9,701
Tax benefits from stock plans			94				94
Cash dividend declared ($.84 per share)						(35,314)	(35,314)
Treasury stock and other	(111)				(3,188)		(3,188)
Balance as of March 31, 2014	42,075	$112,706	$303,107	$(1,780)	$(125,085)	$750,234	$1,039,182

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance as of September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $203, $169, $-, $372	(295)	(291)		—		(586)
Amounts reclassified from accumulated other comprehensive income, net of tax of $-, $(60), $(223), $(283)	—	105	(1)	322	(2)	427
Net current-period other comprehensive (loss) income, net of tax of $203, $109, $(223), $89	(295)	(186)		322		(159)
Balance as of March 31, 2014	$5,105	$(174)		$(6,711)		$(1,780)

Balance as of September 30, 2012	$4,921	$51		$(15,743)		$(10,771)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $(226), $26, $-, $(200)	327	(45)		—		282
Amounts reclassified from accumulated other comprehensive income, net of tax of $-, $(16) $(406), $(422)	—	28	(1)	709	(2)	737
Net current-period other comprehensive income, net of tax of $(226), $10, $(406), $(622)	327	(17)		709		1,019
Balance as of March 31, 2013	$5,248	$34		$(15,034)		$(9,752)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through the issuance of various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Credit Facilities

On January 24, 2014, NJR entered into an agreement for a $50 million unsecured committed credit line. The credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES’ normal course of business. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million and the additional credit line was thereby terminated on the same date.

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2014	September 30, 2013	Expiration Dates
NJR
Bank revolving credit facility (1)	$425,000	$325,000	August 2017
Notes outstanding at end of period	$15,200	$97,000
Weighted average interest rate at end of period	1.15%	1.00%
Amount available at end of period (2)	$384,459	$210,110
Bank term loan (3)	$100,000	$100,000	September 2014
Loan outstanding at end of period	$—	$100,000
Weighted average interest rate at end of period	—%	0.74%
Amount available at end of period	$100,000	$—
Bank letter of credit facility (3) (4)	$10,000	$10,000	June 2014
NJNG
Bank credit facility dedicated to EDA Bonds (1) (4)	$100,000	$100,000	August 2015
Bank revolving credit facility (1)	$250,000	$250,000	August 2014
Commercial paper outstanding at end of period	$48,000	$168,600
Weighted average interest rate at end of period	0.12%	0.13%
Amount available at end of period (5)	$201,269	$81,400

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $25.3 million and $17.9 million as of March 31, 2014 and September 30, 2013, respectively, which reduces amount available by the same amount.

(3)	Uncommitted.

(4)	There were no borrowings outstanding as of March 31, 2014 and September 30, 2013, respectively.

(5)	Letters of credit outstanding total $731,000 and $266,000 as of March 31, 2014 and September 30, 2013, respectively, which reduces the amount available by the same amount.

NJR Long-term Debt

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a two-year issuance period, which expired on May 10, 2013. As of March 31, 2014, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending June 30, 2014. As of March 31, 2014, NJR had $50 million at 3.25 percent outstanding, which will mature on September 17, 2022, under this agreement.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of March 31, 2014, $100 million remains available for borrowing under this facility.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG Long-term Debt

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior notes due March 13, 2024, and $55 million of 4.61 percent senior notes due March 13, 2044, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014. The proceeds were used to pay down short-term debt and redeem its $60 million, 4.77 percent private placement bonds.

During the second quarter of fiscal 2014, management decided to redeem the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013. On April 10, 2014, NJNG provided notice to bond holders that the bonds will be redeemed on May 27, 2014. As of March 31, 2014, the bonds have been reclassified to current maturities of long-term debt on the Unaudited Condensed Consolidated Balance Sheets.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1,536	$1,718	$3,072	$3,436	$981	$1,171	$1,962	$2,342
Interest cost	2,517	2,235	5,033	4,470	1,433	1,287	2,866	2,574
Expected return on plan assets	(3,869)	(3,706)	(7,738)	(7,412)	(1,043)	(913)	(2,087)	(1,826)
Recognized actuarial loss	1,399	1,911	2,798	3,822	625	964	1,250	1,928
Prior service cost amortization	28	27	56	54	(89)	7	(178)	14
Recognized net initial obligation	—	—	—	—	2	(89)	5	(178)
Net periodic benefit cost	$1,611	$2,185	$3,221	$4,370	$1,909	$2,427	$3,818	$4,854

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $20 million to the pension plans during fiscal 2013. There have been no discretionary contributions made during the six months ended March 31, 2014.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2014 and 2013, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the six months ended March 31, 2014 and 2013, are 28.8 percent and 25.4 percent, respectively. The increased tax rate is due primarily to a significant year over year increase in the forecasted pre-tax income. This increase is partially offset by the impact of increased forecasted ITCs, net of deferred taxes, and PTCs of $18.9 million and $13.4 million for the fiscal years ended September 30, 2014 and 2013, respectively.

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

As of March 31, 2014, the Company has state income tax net operating losses of approximately $125.3 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $7.3 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of March 31, 2014, the Company has recorded a valuation allowance of $229,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2013, the Company had a state income tax net operating losses of approximately $104.4 million, a deferred state tax asset of approximately $6.1 million and a valuation allowance of $262,000.

As of September 30, 2013, the Company had an ITC carryforward of approximately $40 million, which has a life of 20 years. The Company expects to utilize the entire carryforward.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through August 2030, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $95.1 million at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to ten years. Demand charges are established by storage and pipeline operators and regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

Commitments as of March 31, 2014, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2014	2015	2016	2017	2018	Thereafter
NJRES:
Natural gas purchases	$320,608	$99,106	$15,452	$—	$—	$—
Storage demand fees	15,571	20,773	9,931	5,425	3,318	4,000
Pipeline demand fees	35,978	43,174	33,561	18,307	12,548	7,175
Sub-total NJRES	$372,157	$163,053	$58,944	$23,732	$15,866	$11,175
NJNG:
Natural gas purchases	$55,132	$107,920	$6,522	$113	$—	$—
Storage demand fees	12,995	20,611	13,285	10,883	9,299	13,948
Pipeline demand fees	32,139	74,142	43,312	34,247	33,978	194,675
Sub-total NJNG	$100,266	$202,673	$63,119	$45,243	$43,277	$208,623
Total (1)	$472,423	$365,726	$122,063	$68,975	$59,143	$219,798

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013 as well as a reduction in the SBC RA factor to recover $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013. As of March 31, 2014, $32.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.8 million to $261.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of March 31, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Unaudited Condensed Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating revenues
Natural Gas Distribution
External customers	$394,528	$351,750	$627,997	$570,599
Energy Services
External customers (1)	1,173,835	599,362	1,807,526	1,102,997
Intercompany	67,749	4,444	71,767	4,551
Clean Energy Ventures
External customers	2,679	1,440	4,852	4,619
Subtotal	1,638,791	956,996	2,512,142	1,682,766
Retail and Other
External customers	8,527	8,334	17,599	18,689
Intercompany	297	186	499	449
Eliminations	(68,046)	(4,631)	(72,266)	(5,000)
Total	$1,579,569	$960,885	$2,457,974	$1,696,904
Depreciation and amortization
Natural Gas Distribution	$9,972	$9,399	$19,807	$18,676
Energy Services	13	11	25	22
Clean Energy Ventures	2,635	2,104	5,146	3,935
Midstream	2	1	3	3
Subtotal	12,622	11,515	24,981	22,636
Retail and Other	208	199	415	390
Eliminations	(2)	7	(2)	(2)
Total	$12,828	$11,721	$25,394	$23,024
Interest income (2)
Natural Gas Distribution	$181	$146	$442	$313
Midstream	270	263	538	534
Subtotal	451	409	980	847
Retail and Other	—	1	—	2
Eliminations	(235)	(218)	(468)	(450)
Total	$216	$192	$512	$399

(1)	Includes sales to Canada, which accounted for 4 percent and 6.9 percent of total operating revenues during the six months ended March 31, 2014 and 2013, respectively.

(2)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Interest expense, net of capitalized interest
Natural Gas Distribution	$3,888	$3,549	$7,872	$7,133
Energy Services	661	640	1,277	1,208
Clean Energy Ventures	1,249	822	2,435	1,605
Midstream	377	476	775	1,067
Subtotal	6,175	5,487	12,359	11,013
Retail and Other	131	259	242	558
Total	$6,306	$5,746	$12,601	$11,571
Income tax provision (benefit)
Natural Gas Distribution	$23,725	$22,794	$37,908	$37,301
Energy Services	64,345	(5,203)	53,072	10,961
Clean Energy Ventures	(17,388)	(6,457)	(19,432)	(14,226)
Midstream	1,573	1,619	2,569	2,862
Subtotal	72,255	12,753	74,117	36,898
Retail and Other	(1,129)	(906)	(1,320)	(1,029)
Eliminations	554	218	388	176
Total	$71,680	$12,065	$73,185	$36,045
Equity in earnings of affiliates
Midstream	$4,141	$4,469	$7,083	$7,960
Eliminations	(908)	(939)	(1,708)	(1,875)
Total	$3,233	$3,530	$5,375	$6,085
Net financial earnings (loss)
Natural Gas Distribution	$47,043	$45,917	$74,682	$71,409
Energy Services	91,407	16,368	98,781	19,382
Clean Energy Ventures	12,807	5,154	16,421	10,459
Midstream	2,254	2,274	3,688	4,059
Subtotal	153,511	69,713	193,572	105,309
Retail and Other	(1,576)	(1,037)	(1,777)	(1,131)
Eliminations	(15)	(12)	(15)	(21)
Total	$151,920	$68,664	$191,780	$104,157
Capital expenditures
Natural Gas Distribution	$35,484	$31,554	$70,885	$65,699
Clean Energy Ventures	20,486	9,545	45,403	24,865
Subtotal	55,970	41,099	116,288	90,564
Retail and Other	272	144	477	298
Total	$56,242	$41,243	$116,765	$90,862

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Consolidated net financial earnings	$151,920	$68,664	$191,780	$104,157
Less:
Unrealized (gain) loss from derivative instruments and related transactions (1)	(13,256)	38,800	52,395	20,466
Effects of economic hedging related to natural gas inventory	(18,668)	(2,117)	(41,548)	(22,865)
Tax adjustments	10,873	(13,488)	269	881
Consolidated net income	$172,971	$45,469	$180,664	$105,675

(1)
Excludes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(957,000) and $(377,000) for the three months ended and $(672,000) and $(310,000) for the six months ended March 31, 2014 and 2013, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2014	September 30, 2013
Assets at end of period:
Natural Gas Distribution	$2,157,317	$2,094,940
Energy Services	546,010	468,096
Clean Energy Ventures	312,258	253,663
Midstream	153,050	153,536
Subtotal	3,168,635	2,970,235
Retail and Other	89,810	85,293
Intercompany assets (1)	(97,235)	(50,745)
Total	$3,161,210	$3,004,783

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of March 31, 2014, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire in March 2015. Additionally, NJRES has transportation capacity with Iroquois that expires in March 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $1.5 million and $3.2 million during the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, NJRES had demand fees payable of $166,000 and $403,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2013, fees payable to Steckman Ridge and Iroquois, were $159,000 and $390,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $4.8 million and $2.7 million during the six months ended March 31, 2014 and 2013, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $776,000 as of March 31, 2014 and $775,000 as of September 30, 2013. NJNG had fees payable to Iroquois of $62,000 and $61,000 as of March 31, 2014 and September 30, 2013, respectively.

In December 2009, NJNG and NJRES entered into an asset management agreement that began in January 2010 and ends in March 2015. Under the terms of this agreement, NJNG released certain transportation and storage contracts to NJRES for the entire term of the agreement. NJNG also sold approximately 1 Bcf of natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas from NJRES at NJNG's city gate and other delivery locations to maintain operational reliability. In September 2010, NJNG and NJRES entered into an asset management agreement that began in November 2010 and ends October 2014, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's city gate. In March 2014, NJNG and NJRES entered into an another asset management agreement that began in April 2014 and ends March 2016, whereby NJNG released additional transportation contracts to NJRES for the entire term of the agreement and has the option to purchase index priced gas from NJRES at NJNG's city gate.

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

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers primarily in the U.S. and Canada, through two of its subsidiaries, NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business of NJR's 2013 Annual Report on Form 10-K.

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

A summary of the company's consolidated results is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2014	2013	% change	2014	2013	% change
Operating revenues	$1,579,569	$960,885	64.4%	$2,457,974	$1,696,904	44.9%
Gas purchases	$1,195,816	$800,607	49.4%	$1,970,548	$1,367,355	44.1%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases increased during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, due primarily to:

•	increased sales volumes at NJRES due to increased demand for natural gas in regions affected by the extreme cold weather, coupled with higher average commodity prices; and

•	an increase in firm sales at NJNG as a result of colder weather, customer growth, coupled with higher off-system sales, partially offset by lower BGSS rates.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2014		2013		2014		2013
Net income (loss)
Natural Gas Distribution	$47,043	27%	$45,917	101%	$74,682	41%	$71,409	68%
Energy Services	110,636	64	(7,204)	(16)	91,250	51	20,590	19
Clean Energy Ventures	13,672	8	5,154	11	12,164	7	10,459	10
Midstream	2,254	1	2,274	5	3,688	2	4,059	4
Retail and Other	(1,576)	(1)	(1,037)	(2)	(1,777)	(1)	(1,131)	(1)
Eliminations (1)	942	1	365	1	657	—	289	—
Total	$172,971	100%	$45,469	100%	$180,664	100%	$105,675	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013 was primarily driven by:

•	an increase at NJRES due primarily to higher gross margin due to increased demand caused by the extreme cold weather, coupled with higher average commodity prices; and

•	an increase at NJNG due primarily to higher gross margin related to customer growth and infrastructure investments.

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2014		September 30, 2013
Assets
Natural Gas Distribution	$2,157,317	68%	$2,094,940	70%
Energy Services	546,010	17	468,096	16
Clean Energy Ventures	312,258	10	253,663	8
Midstream	153,050	5	153,536	5
Retail and Other	89,810	3	85,293	3
Intercompany assets (1)	(97,235)	(3)	(50,745)	(2)
Total	$3,161,210	100%	$3,004,783	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the six months ended March 31, 2014, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures. In addition, higher commodity prices and sales volumes contributed to the increase in accounts receivable at Energy Services during the six months ended March 31, 2014.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating its operating results of its Energy Services segment related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes. Any resulting quarterly tax adjustments are applied to its Clean Energy Ventures segment, as such adjustments relate to tax credits generated by NJRCEV. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in Thousands)	2014	2013	2014	2013
Net income	$172,971	$45,469	$180,664	$105,675
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(13,256)	38,800	52,395	20,466
Effects of economic hedging related to natural gas inventory	(18,668)	(2,117)	(41,548)	(22,865)
Tax adjustments	10,873	(13,488)	269	881
Net financial earnings	$151,920	$68,664	$191,780	$104,157

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2014		2013		2014		2013
Net financial earnings (loss)
Natural Gas Distribution	$47,043	31%	$45,917	67%	$74,682	39%	$71,409	68%
Energy Services	91,407	60	16,368	24	98,781	51	19,382	19
Clean Energy Ventures	12,807	8	5,154	8	16,421	9	10,459	10
Midstream	2,254	2	2,274	3	3,688	2	4,059	4
Retail and Other	(1,576)	(1)	(1,037)	(2)	(1,777)	(1)	(1,131)	(1)
Eliminations (1)	(15)	—	(12)	—	(15)	—	(21)	—
Total	$151,920	100%	$68,664	100%	$191,780	100%	$104,157	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013 was primarily driven by:

•	an increase at NJRES due primarily to higher gross margin due to increased demand caused by the extreme cold weather, coupled with higher prices; and

•	an increase at NJNG due primarily to higher gross margin related to customer growth and infrastructure investments.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Our Natural Gas Distribution segment has approximately 503,700 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution and transmission systems, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG is required by the BPU to file a base rate case no later than November 15, 2015;

•	Continuing to invest in the safety and integrity of its infrastructure;

•	Managing its new customer growth rate, which NJNG expects to be approximately 1.5 percent annually over the next two years;

•	Maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

-    planning and authorization of infrastructure investments;

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including the continuation of CIP;

-    utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs and generate earnings;

-    administration and promotion of NJNG's BPU-approved SAVEGREEN project;

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' BGSS rates as stable as possible; and

•	Working to manage expectations related to its financial obligations associated with its MGP sites.

Superstorm Sandy

In October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution system. As a result, NJNG curtailed the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of March 31, 2014, gas service has been restored to approximately 75 percent of those customers. Total capital expenditures associated with the restoration of the affected portions of distribution system were $30.8 million, including $4.7 million during the six months ended March 31, 2014. In addition, NJNG expects to spend approximately $5.3 million and $5.2 million during fiscal 2014 and 2015, respectively. NJNG filed a petition with the BPU in November 2012, requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy restoration efforts. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case to be filed no later than November 15, 2015. As of March 31, 2014 and September 30, 2013, NJNG had $15.2 million and $14.8 million, respectively, of deferred O&M costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure. In addition, as a result of the disruption of service to these customers, NJNG lost approximately $4.9 million and $7.1 million in operating revenue and $1.7 million and $2.6 million in utility gross margin, during the six months ended March 31, 2014 and 2013, respectively.

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

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. The AIP projects were completed in October 2012. To date, NJNG has received regulatory approval to recover approximately $15.4 million annually through its base tariff rates.

In October 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG is replacing portions of its gas distribution unprotected steel and cast iron infrastructure over a four year period. NJNG will seek to recover $130 million, plus a weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent, in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of March 31, 2014, NJNG has begun development of three NGV stations. On April 23, 2014, the BPU approved NJNG's request to include a cost recovery filing to the BPU in its next base rate case to be filed no later than November 15, 2015. In addition, the NJBPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG’s SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

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

During the six months ended March 31, 2014 and 2013, respectively, NJNG added 3,658 and 3,697 new customers and converted 348 and 328 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $2.3 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 14,000 to 16,000 new customers during the two-year period of fiscal 2014 and 2015. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and 50 percent from customer conversions to natural gas from other fuel sources. This growth would increase utility gross margin under NJNG's base rates by approximately $4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to ten-year period through a tariff rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

In June 2013, the BPU approved NJNG's 2012 request to extend and expand the current SAVEGREEN program through June 2015, with certain modifications, resulting in grants, incentives and financing investments of more than $85 million over a two year period, earning a weighted average return of 6.9 percent. Since inception, the BPU has approved total SAVEGREEN investments of approximately $149.5 million, of which, $78 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million.

Conservation Incentive Program

The CIP eliminates the disincentive to promote conservation and energy efficiency and facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. The discovery phase is complete and since no BPU Order on that petition has been issued as of September 2013, the CIP program will continue for up to one additional year or until such an Order is issued, whichever is earlier. The Parties are currently discussing settlement alternatives at this time. NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Weather (1)	$(11,793)	$390	$(11,712)	$3,622
Usage	1,266	2,525	3,606	6,386
Total	$(10,527)	$2,915	$(8,106)	$10,008

(1)
Compared with the 20-year average, weather was 17.5 percent and 1.8 percent colder-than-normal during the three months ended March 31, 2014 and 2013, respectively, and 11.5 percent colder-than-normal and .6 percent warmer-than-normal during the six months ended March 31, 2014 and 2013, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, gas costs recovered from customers, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as indicated by NYMEX settlement prices, which serve as a market indicator, as shown below for the 12 month periods ending March 31, 2014 and 2013:
As of March 31, 2014, forward natural gas prices for the next 12 months on the NYMEX, which serve as a forward-looking market indicator, averaged $4.46 per MMBtu.

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

In May 2013, NJNG notified the BPU of its intent to reduce its BGSS rate effective June 1, 2013, resulting in a 5.2 percent decrease to the average residential heating customer bill and again on November 21, 2013, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heating customer bill. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

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

Utility gross margin from incentive programs was $4.5 million and $4.1 million during the six months ended March 31, 2014 and 2013, respectively. A more detailed discussion of the impacts to margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Hedging

In order to provide price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by each November 1 and at least 25 percent of the gas purchase requirements hedged for the following April through March period. This is accomplished with the use of a variety of financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of March 31, 2014, NJNG recognized a regulatory asset and an obligation of $183.6 million.

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

Operating Results

Utility Gross Margin

NJNG's utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Utility gross margin
Operating revenues	$394,528	$351,750	$627,997	$570,599
Less:
Gas purchases	218,065	194,926	333,609	307,087
Energy and other taxes	22,297	22,515	36,926	36,767
Regulatory rider expense	38,211	23,774	58,043	37,756
Total utility gross margin	115,955	110,535	199,419	188,989
Operation and maintenance expenses	30,699	28,705	57,951	53,896
Depreciation and amortization	9,972	9,399	19,807	18,676
Other taxes not reflected in utility gross margin	1,232	1,076	2,306	2,318
Operating income	74,052	71,355	119,355	114,099
Other income	604	905	1,107	1,744
Interest expense, net of capitalized interest	3,888	3,549	7,872	7,133
Income tax provision	23,725	22,794	37,908	37,301
Net income	$47,043	$45,917	$74,682	$71,409

Operating revenues increased by $42.8 million, or 12.2 percent, and gas purchases increased by $23.1 million, or 11.9 percent, respectively, during the three months ended March 31, 2014, compared with the three months ended March 31, 2013. During the six months ended March 31, 2014, operating revenues increased by $57.4 million, or 10.1 percent, and gas purchases increased by $26.5 million, or 8.6 percent, respectively, during the six months ended March 31, 2014, compared with the six months ended March 31, 2013. A description of the factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014 v. 2013		2014 v. 2013
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$44.3	$21.8	$59.3	$30.8
Average BGSS rates (1)	(26.9)	(25.2)	(39.9)	(37.3)
Off-system sales	26.6	26.2	35.1	34.4
CIP adjustments	(13.4)	—	(18.1)	—
SAVEGREEN	7.2	—	11.3	—
AIP	3.5	—	5.6	—
Other	1.5	0.3	4.1	(1.4)
Total increase	$42.8	$23.1	$57.4	$26.5

(1)
Operating revenue includes changes in sales tax of $(1.7) million during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, and $(2.6) million during the six months ended March 31, 2014, compared with the six months ended March 31, 2013.

An increase in usage related primarily to weather being 15.2 percent colder and 11.8 percent colder during the three and six months ended March 31, 2014, respectively, compared with the three and six months ended March 31, 2013, contributed to increases in operating revenues and gas purchases associated with firm sales. The increase was also due to higher off-system sales revenue due primarily to a 123.3 percent increase in the average price of gas sold, offset by a 33.4 percent reduction in volumes during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, and a 60.4 percent increase in the average price of gas sold, offset by a 14.2 percent reduction in volumes during the six months ended March 31, 2014, compared with the six months ended March 31, 2013. These increases were partially offset by lower BGSS rates during the current period along with a decrease in CIP adjustments of $15.3 million related to weather and $2.8 million related to usage. Other includes changes in Superstorm Sandy impact and rider rates, including those related to NJCEP and other programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2014		2013		2014		2013
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$73,038	22.5	$70,786	19.5	$123,598	35.0	$119,121	30.7
Commercial, industrial and other	17,428	4.2	16,932	3.7	30,428	6.6	29,652	5.9
Firm transportation	23,352	8.6	20,721	7.1	40,673	13.6	35,895	11.4
Total utility firm gross margin/throughput	113,818	35.3	108,439	30.3	194,699	55.2	184,668	48.0
BGSS incentive programs	2,043	34.4	2,004	40.0	4,499	70.2	4,118	72.3
Interruptible	94	1.7	92	2.0	221	3.3	203	4.9
Total utility gross margin/throughput	$115,955	71.4	$110,535	72.3	$199,419	128.7	$188,989	125.2

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

A description of the factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2014 v. 2013	2014 v. 2013
AIP	$3,114	$5,239
Customer impact	1,759	3,838
SAVEGREEN	506	954
Total increase	$5,379	$10,031

The increase in utility firm gross margin during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, was due primarily to increases in revenue related to infrastructure investments, customer growth and the effects of Superstorm Sandy.

The increase in firm transportation margin is due primarily to transfers of customers from residential and commercial sales as a result of increased marketing activity by third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	March 31, 2014	March 31, 2013
Firm customers
Residential	411,993	411,470
Commercial, industrial & other	25,977	26,251
Residential transport	54,684	51,013
Commercial transport	10,941	10,125
Total firm customers	503,595	498,859
Other	84	74
Total customers	503,679	498,933

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG added 3,658 and 3,697 new customers and converted 348 and 328 existing customers to natural gas heat and other services during the six months ended March 31, 2014 and 2013, respectively. This customer growth represents an estimated annual increase of approximately .5 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $2.3 million annually to utility gross margin.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG's BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2014 v. 2013	2014 v. 2013
Off-system sales	$363	$630
Capacity release	(50)	(55)
Storage	(140)	(63)
FRM	(134)	(131)
Total increase	$39	$381

The increase during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, was due primarily to extreme cold weather resulting in an increase in market area volatility, which contributed to increased margins in off-system sales.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2014 v. 2013	2014 v. 2013
Compensation and benefits	$1,861	$3,452
Shared corporate costs	579	786
Other	(446)	(183)
Total increase	$1,994	$4,055

The increase in O&M during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, was to due primarily to an increase in compensation and benefits. The increase in compensation and benefits was driven primarily by higher labor costs related to additional complement and overtime, partially offset by lower pension benefit costs due to an increase in the discount rate.

Depreciation Expense

Depreciation expense increased $573,000 and $1.1 million during the three and six months ended March 31, 2014 as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2.7 million and $5.3 million, during the three and six months ended March 31, 2014, respectively, compared with the three and six months ended March 31, 2013, due primarily to the increase in total utility gross margin of $5.4 million and $10.4 million, partially offset by increases in O&M and depreciation expense, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $1.1 million or 2.5 percent, to $47 million during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, and $3.3 million, or 4.6 percent, to $74.7 million during the six months ended March 31, 2014 compared with the six months ended March 31, 2013, due primarily to the increase in operating income as previously discussed, partially offset by an increase in the income tax provision due to higher earnings and an increase in interest expense associated with new long-term debt issued in April 2013.

Energy Services Segment

Overview

NJRES is a non-regulated natural gas marketer and is principally engaged in the optimization of natural gas storage and transportation assets. The market areas in which it operates include the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western regions in the U.S., as well as Canada.

NJRES focuses on creating value from its natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity within the regions that encompass its market area. Through the use of its capacity contracts, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational spreads” or “basis spreads,” and pricing differences across time horizons, commonly referred to as “time spreads.” To capture these price differences, NJRES may enter into contracts for the future delivery and sales of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. Financial instruments are utilized to economically hedge natural gas inventory placed into storage that will be sold at a later date, all of which were contemplated as part of an entire forecasted transaction. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and can include futures, options, and swap contracts, which are all predominantly actively quoted on the CME/NYMEX. Typically, periods of greater price volatility provide NJRES with additional arbitrage opportunities to generate margin by improving the respective time or locational spreads on a forward basis.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating revenues	$1,241,584	$603,806	$1,879,293	$1,107,548
Gas purchases (including demand charges) (1)	1,048,158	611,878	1,711,945	1,067,632
Gross margin	193,426	(8,072)	167,348	39,916
Operation and maintenance expenses	17,374	3,380	20,959	6,595
Depreciation and amortization	13	11	25	22
Other taxes	397	304	765	540
Operating income (loss)	175,642	(11,767)	145,599	32,759
Other income	—	—	—	—
Interest expense, net	661	640	1,277	1,208
Income tax provision (benefit)	64,345	(5,203)	53,072	10,961
Net income (loss)	$110,636	$(7,204)	$91,250	$20,590

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

As of March 31, 2014, NJRES' portfolio of financial derivative instruments was comprised of:

•	20.9 Bcf of net short futures contracts

As of March 31, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	1.5 Bcf of net long futures contracts.

Operating Revenues and Gas Purchases

During the three and six months ended March 31, 2014, operating revenues increased $637.8 million and $771.7 million, respectively, and gas purchases increased $436.3 million and $644.3 million, respectively, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to effectively utilize its strategically located assets across North America.

Gross Margin

Gross margin during the three months ended March 31, 2014, was higher by approximately $201.5 million compared with the three months ended March 31, 2013, due primarily to the increased prices and volumes discussed above, as well as an increase of $51.1 million in unrealized gains and an increase of $16.6 million in realized gains as a result of timing differences in the settlement of certain economic hedges, which are described further below.

Gross margin during the six months ended March 31, 2014, was $127.4 million higher compared with the six months ended March 31, 2013, due primarily to the increased prices and volumes discussed above, as well as an increase of $18.7 million as a result of timing differences in the settlement of certain economic hedges, which are described further below, partially offset by an increase of $32.5 million in unrealized losses.

Operation and Maintenance Expense

O&M increased $14 million and $14.4 million during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, due primarily to increases in incentive costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management of the Company uses non-GAAP financial measures, noted as “financial margin” and “NFE,” when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as more representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility to GAAP earnings as a result of timing differences associated with these derivative instruments. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating revenues	$1,241,584	$603,806	$1,879,293	$1,107,548
Less: Gas purchases	1,048,158	611,878	1,711,945	1,067,632
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,743)	39,396	53,458	20,955
Effects of economic hedging related to natural gas inventory	(18,668)	(2,117)	(41,548)	(22,865)
Financial margin	$163,015	$29,207	$179,258	$38,006

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating income (loss)	$175,642	$(11,767)	$145,599	$32,759
Add:
Operation and maintenance expenses	17,374	3,380	20,959	6,595
Depreciation and amortization	13	11	25	22
Other taxes	397	304	765	540
Subtotal - Gross margin	193,426	(8,072)	167,348	39,916
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,743)	39,396	53,458	20,955
Effects of economic hedging related to natural gas inventory	(18,668)	(2,117)	(41,548)	(22,865)
Financial margin	$163,015	$29,207	$179,258	$38,006

Financial margin increased $133.8 million and $141.3 million during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to effectively utilize its strategically located assets across North America to generate additional financial margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Net income (loss)	$110,636	$(7,204)	$91,250	$20,590
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,743)	39,396	53,458	20,955
Effects of economic hedging related to natural gas inventory	(18,668)	(2,117)	(41,548)	(22,865)
Tax adjustments	11,182	(13,707)	(4,379)	702
Net financial earnings	$91,407	$16,368	$98,781	$19,382

NFE increased $75 million and $79.4 million during the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, due primarily to the increased financial margin as previously discussed.

Future results are subject to NJRES' ability to maintain and expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market, supply and demand for natural gas and continued access to liquidity in the capital markets.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the solar renewable energy markets and has entered into various agreements to install solar equipment involving net-metered residential and commercial projects, as well as grid-connected projects. Currently, projects that are placed in service up through December 31, 2016, qualify for a 30 percent federal ITC. Solar projects placed in service and related ITC eligible expenditures for the three months ended March 31, are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2014				2013
Placed in service	Projects	MW	ITC Eligible Costs		Projects	MW	ITC Eligible Costs
Net-metered:
Commercial	—	—	$5	(1)	—	—	$22	(1)
Residential	292	3.5	7,994		191	1.6	5,301
Grid-connected	—	—	3	(1)	—	—	10	(1)
Total placed in service	292	3.5	$8,002		191	1.6	$5,333

(1)	During the three months ended March 31, 2014 and 2013, ITC eligible costs include additional costs from projects that were placed in service during the six months ended March 31, 2014 and 2013.

Solar projects placed in service and related ITC eligible expenditures for the six months ended March 31, are as follows:

	Six Months Ended
	March 31,
($ in Thousands)	2014			2013
Placed in service	Projects	MW	ITC Eligible Costs	Projects	MW	ITC Eligible Costs
Net-metered:
Commercial	1	0.3	$993	1	2.4	$6,613
Residential	467	5.1	13,855	294	2.4	8,268
Grid-connected	1	1.4	4,749	1	6.7	19,296
Total placed in service	469	6.8	$19,597	296	11.5	$34,177

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Since its inception, Clean Energy Ventures has placed a total of 62.8 MW of solar assets into service and has 25.3 commercial and .3 residential MW under construction as of March 31, 2014. The Company estimates solar-related capital expenditures in fiscal 2014 to be between $75 million and $85 million.

Once projects commence operations or are connected to the grid, for each MWh of electricity produced, an SREC is created. An SREC represents the renewable attributes of the solar-electricity generated and is sold by NJRCEV to counterparties, including certain electric utilities that need to comply with the solar carve-out of New Jersey's renewable portfolio standards.

NJRCEV has 16,828 and 14,079 SRECs in inventory as of March 31, 2014 and 2013, respectively. Other SREC activity consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
SRECs generated	10,996	8,422	26,155	18,083
SRECs sold	11,314	7,362	20,678	32,362

As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed on their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

Clean Energy Ventures also has the option to acquire small to mid-size wind projects that fit its investment profile through its 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV expects to invest approximately $22 million to construct the 9.7 MW wind project. The project is expected to be operational in the second half of fiscal 2014. On February 14, 2014, NJRCEV acquired the development rights to a wind project in Carroll County, Iowa and will invest approximately $42 million on the project. NJRCEV expects to complete the 20 MW project in fiscal 2015. Both wind projects are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have 25-year power purchase agreements in place, through which all energy and renewable attributes will be sold to the applicable electric utility.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, would result in a failure to qualify for ITCs and changes in SREC values and could have a significant adverse impact on that period's earnings. In addition, since the primary contributors toward the value of qualifying distributed power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding renewable energy credits, which can be traded or sold to load serving entities that need to comply with state renewable energy standards, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating revenues	$2,679	$1,440	$4,852	$4,619
Operation and maintenance expenses	2,434	1,705	4,531	3,974
Depreciation and amortization	2,635	2,104	5,146	3,935
Other taxes	77	58	148	60
Operating (loss)	(2,467)	(2,427)	(4,973)	(3,350)
Other income	—	1,946	140	1,188
Interest expense, net	1,249	822	2,435	1,605
Income tax (benefit)	(17,388)	(6,457)	(19,432)	(14,226)
Net income	$13,672	$5,154	$12,164	$10,459

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues consist of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
SREC sales	$1,664	$947	$3,098	$3,859
Electricity sales	449	237	701	369
Sunlight Advantage	566	256	1,053	391
Total operating revenues	$2,679	$1,440	$4,852	$4,619

NJRCEV hedges a portion of its expected SREC production through forward sale contracts. As of March 31, 2014, NJRCEV has hedged approximately 54.3 percent of its SREC inventory and projected SREC production related to its existing commercial assets for energy years 2014 through 2016. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Operation and Maintenance Expense

O&M increased by $729,000 and $557,000 during the three and six months ended March 31, 2014, respectively, as compared with the three and six months ended March 31, 2013, due primarily to increased consulting, software maintenance and administrative costs relating to solar project support for projects placed in service, as well as additional support for wind projects under construction.

Depreciation Expense

Depreciation expense increased $531,000 and $1.2 million during the three and six months ended March 31, 2014, respectively, as compared with the three and six months ended March 31, 2013, as a result of additional solar projects being placed into service.

Income Tax Benefit

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on projects completed in the first and second quarters and NJRCEV’s forecast of projects to be completed for the balance of the fiscal year, NJR’s estimated annual effective tax rate is 28.8 percent. Accordingly, $15.9 million related to tax credits, net of deferred taxes, were recognized during the three months ended March 31, 2014, compared with $6 million, net of deferred taxes, recognized during the three months ended March 31, 2013 and $16.5 million related to tax credits, net of deferred taxes, were recognized during the six months ended March 31, 2014, compared with $12.8 million, net of deferred taxes, recognized during the six months ended March 31, 2013.

Net Income

Net income increased $8.5 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 and increased $1.7 million during the six months ended March 31, 2014, compared with the six months ended March 31, 2013, due primarily to increased ITCs and revenue, partially offset by increased depreciation, interest and O&M expenses, as well as a decrease in other income. The decrease in other income was due primarily to the settlement of a legal claim, as well as insurance recoveries, partially offset by asset disposals related to Superstorm Sandy during the six months ended March 31, 2013, which did not recur during the six months ended March 31, 2014.

Non-GAAP Financial Measures

Management of the Company uses non-GAAP financial measures, noted as “NFE,” when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2014 is estimated at 27.6 percent. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of NJRCEV's net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Net income	$13,672	$5,154	$12,164	$10,459
Add:
Tax adjustments	(865)	—	4,257	—
Net financial earnings	$12,807	$5,154	$16,421	$10,459

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

As of March 31, 2014, NJR's net investments in Steckman Ridge and Iroquois were $129.2 million and $23.2 million, respectively.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Equity in earnings of affiliates	$4,141	$4,469	$7,083	$7,960
Operation and maintenance expenses	$168	$278	$514	$418
Interest expense, net	$107	$213	$237	$533
Income tax provision	$1,573	$1,618	$2,569	$2,862
Net income	$2,254	$2,274	$3,688	$4,059

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Steckman Ridge	$2,231	$2,287	$4,236	$4,602
Iroquois	1,910	2,182	2,847	3,358
Total equity in earnings	$4,141	$4,469	$7,083	$7,960

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Retail and Other Operations

Overview

The financial results of Retail and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 119,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Retail and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2014	2013	2014	2013
Operating revenues	$8,824	$8,520	$18,098	$19,138
Operation and maintenance expenses	$10,875	$9,181	$19,820	$18,678
Net (loss)	$(1,576)	$(1,037)	$(1,777)	$(1,131)

Operating revenues increased $304,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to a lease buyout at CR&R and increased installations at NJRHS. Operating revenues decreased $1 million during the six months ended March 31, 2014 compared with the six months ended March 31, 2013, due primarily to an increase in the demand for equipment installations following Superstorm Sandy, which generated higher revenue in fiscal 2013.

O&M increased $1.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and increased $1.1 million during the six months ended March 31, 2014, compared with the six months ended March 31, 2013, due primarily to higher incentives, partially offset by lower equipment costs, corresponding to the decrease in installations, as discussed above for the six months ended March 31, 2014.

Net loss increased $539,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to increased O&M, as previously discussed, partially offset by increased revenues. Net loss increased $646,000 during the six months ended March 31, 2014, compared with the six months ended March 31, 2013, due primarily to decreased revenues, as discussed above, as well as increased O&M, partially offset by a gain after closing costs of $186,000 during the six months ended March 31, 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that accommodates the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	March 31, 2014	September 30, 2013
Common stock equity	59%	48%
Long-term debt	36	28
Short-term debt	5	24
Total	100%	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $23.8 million of equity through the DRP during fiscal 2013, by issuing 571,000 new shares. NJR also raised $7.4 million and $6.7 million of equity through the DRP, by issuing 163,000 and 157,000 shares of treasury stock, during the six months ended March 31, 2014 and 2013, respectively.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of March 31, 2014, the Company repurchased a total of approximately 8.2 million of the authorized shares. There were 97,600 shares repurchased during the six months ended March 31, 2014.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and the utilization of committed credit facilities to provide liquidity to meet working capital and short-term debt financing requirements, while NJNG also relies on the issuance of commercial paper for short-term funding. NJR and NJNG periodically access the capital markets to fund long-life assets through the issuance of long-term debt securities.

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

NJR believes that as of March 31, 2014, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

On April 23, 2014, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue up to $300 million of medium-term notes with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014 for up to five years, enter into interest rate risk management transactions related to debt securities and redeem, refinance or defease any of NJNG’s outstanding long-term debt securities.

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

The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, based on its own financial profile, through the issuance of commercial paper supported by the NJNG Credit Facility or through short-term bank loans under the NJNG Credit Facility.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2014
NJR
Notes Payable to banks:
Balance at end of period	$15,200	$15,200
Weighted average interest rate at end of period	0.95%	0.95%
Average balance for the period	$246,865	$263,844
Weighted average interest rate for average balance	0.95%	0.96%
Month end maximum for the period	$323,100	$324,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$48,000	$48,000
Weighted average interest rate at end of period	0.12%	0.12%
Average balance for the period	$187,338	$154,684
Weighted average interest rate for average balance	0.15%	0.14%
Month end maximum for the period	$204,500	$204,500

NJR

On January 24, 2014, NJR entered into an agreement for an additional $50 million unsecured committed credit line. The additional credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES’ normal course of business. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million and the additional credit line was thereby terminated on the same date. As of March 31, 2014, NJR's revolving credit facility had $384.5 million available under the facility.

On September 13, 2013, NJR entered into the $100 million uncommitted JPMC Term Loan Credit Agreement, with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent, which is scheduled to terminate on September 15, 2014. As of March 31, 2014, NJR had no amounts outstanding under the JPMC Term Loan with the full amount remaining for future borrowings.

Based on its average borrowings during the six months ended March 31, 2014, NJR's average interest rate was .96 percent, resulting in interest expense of $1.3 million.

As of March 31, 2014, NJR has five letters of credit outstanding totaling $25.3 million, which reduces the amount available under the NJR Credit Facility by the same amount.

In June 2013, NJR entered into an agreement permitting the issuance of stand-alone letters of credit for up to $10 million through June 5, 2014. No amounts have been drawn under this arrangement as of March 31, 2014.

NJNG

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2014, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $201.3 million. In addition, the JPMC Facility providing liquidity support for NJNG's VRDNs has not been used to date.

During the six months ended March 31, 2014, based on its average commercial paper outstanding, NJNG's weighted average interest rate on its short-term debt was .14 percent, resulting in interest expense of $112,000.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2014, NJNG has two letters of credit outstanding totaling approximately $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used for collateral for soil remediation systems and expire on August 11, 2015.

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

Long-Term Debt

NJR

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of March 31, 2014, $100 million remains available for borrowing under the MetLife Facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential. The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. As of March 31, 2014, $25 million remains available for borrowing under the Prudential Facility.

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

NJNG

As of March 31, 2014, NJNG's long-term debt consisted of $347.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2044, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $55.2 million in capital leases with various maturities ranging from 2014 to 2021.

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior secured notes due March 13, 2024, and $55 million of 4.61 percent senior secured notes due March 13, 2044, in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014. The notes are secured by an equal principal amount of NJNG's FMB (Series QQ and RR, respectively) issued under NJNG's Indenture, until the Release Date. The Release Date, as defined in the note purchase agreement, is the date at which the security provided by the pledge under the Mortgage Indenture would no longer be available to holders of any outstanding series of NJNG's senior secured notes and such indebtedness would become senior unsecured indebtedness. The proceeds from the notes were used to pay down short-term debt and redeem its $60 million, 4.77 percent private placement bonds. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the notes at a make-whole prepayment price.

On April 10, 2014, NJNG provided notice to bond holders that the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013, will be redeemed on May 27, 2014.

NJR is not obligated directly or contingently with respect to the Notes or the FMB.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transaction of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG’s ability beyond agreed upon thresholds to, among other things:

•Incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20 percent of the borrower’s consolidated total capitalization, as those terms are defined in the applicable agreements);

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

Contractual Obligations

NJNG's total capital expenditures are projected to be $157.7 million and $161.8 million, in fiscal 2014 and 2015, respectively, and include estimated SAFE construction costs of $31.6 million and $33.7 million, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2014 were $72.1 million, of which $19.3 million was related to SAFE. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of March 31, 2014, NJNG has deferred $15.2 million in regulatory assets for future recovery. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of March 31, 2014, NJNG's future MGP expenditures are estimated to total $183.6 million. For a more detailed description of MGP properties and expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2014 to be between $75 million and $85 million. During the six months ended March 31, 2014, $27.6 million has been spent and an additional $72.3 million has been committed or accrued for projects to be placed in service during fiscal 2014 and beyond.

In addition, NJRCEV expects to invest approximately $22 million to construct the 9.7 MW Two Dot wind project in Montana, which NJRCEV expects to be operational in the second half of fiscal 2014. NJRCEV will also invest approximately $42 million on a second wind project located in Carroll County, Iowa. NJRCEV expects to complete that 20 MW project in fiscal 2015. During the six months ended March 31, 2014, $17.8 million has been spent and an additional $15.2 million has been committed or accrued for these wind projects.

Capital expenditures related to distributed power projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or, at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2014 and 2015.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $408.4 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $26 million, as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flows from operating activities totaled $383.4 million during the six months ended March 31, 2014, compared with $108.4 million during the six months ended March 31, 2013. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

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

In addition to the above factors, unusually cold weather during the six months ended March 31, 2014 compared with the prior fiscal year resulted in a significant increase in sales of natural gas resulting in a 55.8 percent decrease to gas in storage along with the overall profitability at NJRES.

Investing Activities

Cash flows used in investing activities totaled $110.2 million during the six months ended March 31, 2014, compared with $90.2 million during the six months ended March 31, 2013. The increase was due primarily to an increase in capital expenditures of $17.8 million related to wind projects and $2.8 million related to solar projects at NJRCEV, partially offset by proceeds from the sale of land at CR&R.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by gas management and marketing activities at NJRES and distributed power investments at NJRCEV.

Cash flows used in financing activities totaled $266.6 million during the six months ended March 31, 2014, compared with $16.7 million during the six months ended March 31, 2013. The increase was due primarily to an increase in payments of short-term debt. Unusually cold weather during the current six-month period resulted in an increase in natural gas sales and profitability that allowed NJR and NJNG to reduce short-term borrowings. NJNG also issued $125 million in senior notes, which was used to reduce short-term borrowings and redeem $60 million of NJNG’s long-term debt that matured in March 2014.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The table below summarizes NJNG's current credit ratings issued by two rating entities, S&P and Moody's

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2013 to March 31, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2014
NJNG	$1,438	$14,369	$1,418	$14,389
NJRES	14,563	(156,880)	(129,097)	(13,220)
Total	$16,001	$(142,511)	$(127,679)	$1,169

There were no changes in methods of valuations during the six months ended March 31, 2014.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at March 31, 2014, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2014	2015	2016 - 2018	After 2018	Total Fair Value
Price based on NYMEX/CME	$11,221	$(2,823)	$(23)	$—	$8,375
Price based on ICE	400	(6,186)	(1,420)	—	(7,206)
Total	$11,621	$(9,009)	$(1,443)	$—	$1,169

The following is a summary of financial derivatives by type as of March 31, 2014:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	27.5	$3.31 - $4.94	$14,389
NJRES	Futures	(20.9)	$3.24 - $6.48	(13,220)
Total				$1,169

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2013 to March 31, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2014
NJRES - Prices based on other external data	$(2,772)	(90,004)	(62,928)	$(29,848)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $7.3 million. This analysis does not include potential changes to reported credit adjustments embedded in the $8.8 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,639)	$(7,278)	$(10,918)	$(14,557)
Ending derivative fair value	$(8,753)	$(12,392)	$(16,031)	$(19,671)	$(23,310)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,639	$7,278	$10,918	$14,557
Ending derivative fair value	$(8,753)	$(5,114)	$(1,475)	$2,165	$5,804

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2014. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJRES' counterparty credit exposure as of March 31, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$275,133	$213,067
Noninvestment grade	6,104	474
Internally rated investment grade	43,212	19,660
Internally rated noninvestment grade	26,213	884
Total	$350,662	$234,085

NJNG's counterparty credit exposure as of March 31, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$24,052	$21,300
Internally rated investment grade	741	254
Internally rated noninvestment grade	1,143	—
Total	$25,936	$21,554

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2013, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2014, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/14 - 1/31/14	—	$—	—	1,649,727
2/01/14 - 2/28/14	48,800	$44.91	48,800	1,600,927
3/01/14 - 3/31/14	48,800	$44.95	48,800	1,552,127
Total	97,600	$44.93	97,600	1,552,127

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2014, included 9.75 million shares of common stock for repurchase, of which, approximately 1.55 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.2(f)+	Thirty-Fifth Supplemental Indenture dated as of March 1, 2014

4.5+	$125,000,000 Note Purchase Agreement dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 7, 2014
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer