Form 10-Q
period 2014-06-30
NEW JERSEY RESOURCES CORP
filed 2014-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of July 31, 2014 was 42,212,434.

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued by the EDA
EE	Energy Efficiency
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. expiring in August 2015
JPMC Term Loan	NJR's $100 million, one-year term loan credit agreement with JPMorgan Chase Bank, N.A. expiring in September 2014
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
MMBtu	Million Metric British Thermal Unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection

GLOSSARY OF KEY TERMS (cont.)
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in May 2019
NPNS	Normal Purchase/Normal Sale
NJR or The Company	New Jersey Resources Corporation
NJR Energy	NJR Energy Corporation
NJR Midstream	NJR Midstream Holdings Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NYMEX	New York Mercantile Exchange
O&M	Operating and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PIM	Pipeline Integrity Management
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted $75 million private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Retail and Other	Retail and Other Operations
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Clause
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
The Exchange Act	The Securities Exchange Act of 1934, as amended
Tetco	Texas Eastern Transmission
U.S.	The United States of America
USF	Universal Service Fund
VRDN	Variable Rate Demand Notes

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2014 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's Annual Report on Form 10-K for the year ended September 30, 2013, as well as the following:

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

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	regulatory approval of NJNG's planned infrastructure programs:

•	the ability to obtain governmental approvals and/or financing for the construction, development and operation of certain non-regulated energy investments;

•	risks associated with the management of the Company's joint ventures and partnerships;

•	risks associated with our investment in an onshore wind developer;

•
risks associated with our investments in distributed power projects, including the availability of regulatory and tax incentives, logistical risks and potential delays related to construction, permitting, regulatory approvals and electric grid interconnection, the availability of viable projects, NJR's eligibility for ITCs and PTCs, the future market for SRECs and operational risks related to projects in service;

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

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce, including a work stoppage;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with the proposed regulatory framework for over-the-counter derivatives;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities, and other extreme events could adversely affect our operations, financial conditions and results ofoperations.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Utility	$111,383	$119,022	$739,380	$689,621
Nonutility	576,874	648,447	2,406,851	1,774,752
Total operating revenues	688,257	767,469	3,146,231	2,464,373
OPERATING EXPENSES
Gas purchases:
Utility	39,546	55,708	298,694	356,069
Nonutility	599,530	593,534	2,310,930	1,660,528
Operation and maintenance	45,995	43,630	149,291	126,767
Regulatory rider expenses	9,337	6,258	67,380	44,014
Depreciation and amortization	13,620	11,942	39,014	34,966
Energy and other taxes	9,437	9,397	50,894	50,869
Total operating expenses	717,465	720,469	2,916,203	2,273,213
OPERATING (LOSS) INCOME	(29,208)	47,000	230,028	191,160
Other income	10,952	1,238	12,791	4,284
Interest expense, net of capitalized interest	6,507	6,008	19,108	17,579
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(24,763)	42,230	223,711	177,865
Income tax (benefit) provision	(7,808)	15,297	65,377	51,342
Equity in earnings of affiliates	2,681	2,222	8,056	8,307
NET (LOSS) INCOME	$(14,274)	$29,155	$166,390	$134,830

(LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.34)	$0.70	$3.95	$3.23
DILUTED	$(0.34)	$0.70	$3.92	$3.22
DIVIDENDS DECLARED PER COMMON SHARE	$0.42	$0.40	$1.26	$1.20
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	42,117	41,608	42,072	41,697
DILUTED	42,117	41,732	42,456	41,820

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Net (loss) income	$(14,274)	$29,155	$166,390	$134,830
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(353), $(9), $(150), and $(235), respectively	$511	$13	216	340
Net unrealized gain (loss) on derivatives, net of tax of $(95) $13, $14, and $23, respectively	162	(22)	(24)	(39)
Adjustment to postemployment benefit obligation, net of tax of $(111), $(203), $(334) and $(608), respectively	161	296	483	1,005
Other comprehensive income	$834	$287	675	1,306
Comprehensive (loss) income	$(13,440)	$29,442	$167,065	$136,136

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,390	$134,830
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized loss (gain) on derivative instruments	45,810	(23,683)
Depreciation and amortization	39,014	34,966
Allowance for equity used during construction	(1,154)	(1,926)
Allowance for bad debt expense	1,685	1,829
Deferred income taxes	21,226	23,406
Manufactured gas plant remediation costs	(3,391)	(5,326)
Equity in earnings of equity investees, net of distributions received	1,364	(1,050)
Cost of removal - asset retirement obligations	(257)	(926)
Contributions to postemployment benefit plans	(3,618)	(24,538)
Changes in:
Components of working capital	83,223	(22,092)
Other noncurrent assets	15,735	(2,607)
Other noncurrent liabilities	10,434	12,256
Cash flows from operating activities	376,461	125,139
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for
Utility plant	(90,381)	(73,654)
Solar and wind equipment	(91,569)	(39,756)
Real estate properties and other	(636)	(532)
Cost of removal	(18,690)	(21,186)
Distribution from equity investees in excess of equity in earnings	1,344	2,107
Proceeds from sale of asset	6,010	—
Withdrawal from restricted cash construction fund	100	—
Proceeds from sale of available-for-sale securities	—	482
Cash flows (used in) investing activities	(193,822)	(132,539)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,161	10,581
Tax benefit from stock options exercised	348	110
Proceeds from sale-leaseback transaction	7,576	7,076
Proceeds from long-term debt	125,000	50,000
Payments of long-term debt	(78,964)	(5,808)
Purchases of treasury stock	(4,387)	(23,689)
Payments of common stock dividends	(52,922)	(50,619)
Net (payments) proceeds from short-term debt	(191,100)	17,100
Cash flows (used in) from financing activities	(182,288)	4,751
Change in cash and cash equivalents	351	(2,649)
Cash and cash equivalents at beginning of period	2,969	4,509
Cash and cash equivalents at end of period	$3,320	$1,860
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(37,575)	$(120,719)
Inventories	100,021	(24,792)
Recovery of gas costs	(5,725)	4,994
Gas purchases payable	3,367	86,932
Prepaid and accrued taxes	28,404	20,059
Accounts payable and other	8,439	(6,385)
Restricted broker margin accounts	(19,045)	26,760
Customers' credit balances and deposits	(4,738)	(30,899)
Other current assets	10,075	21,958
Total	$83,223	$(22,092)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$12,419	$11,121
Income taxes	$12,782	$9,539
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$14,317	$(9,734)

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2014	September 30, 2013
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,774,424	$1,681,585
Construction work in progress	119,012	114,961
Solar and wind equipment, real estate properties and other, at cost	321,591	249,516
Construction work in progress	41,123	9,093
Total property, plant and equipment	2,256,150	2,055,155
Accumulated depreciation and amortization, utility plant	(401,713)	(383,895)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(36,738)	(28,144)
Property, plant and equipment, net	1,817,699	1,643,116
CURRENT ASSETS
Cash and cash equivalents	3,320	2,969
Customer accounts receivable
Billed	276,409	240,281
Unbilled revenues	7,464	7,429
Allowance for doubtful accounts	(5,603)	(5,330)
Regulatory assets	28,064	34,372
Gas in storage, at average cost	219,859	314,477
Materials and supplies, at average cost	8,931	14,334
Prepaid and accrued taxes	24,607	42,645
Derivatives, at fair value	52,619	53,327
Restricted broker margin accounts	27,904	6,581
Deferred taxes	21,983	8,432
Asset held for sale	—	5,428
Other	29,898	20,953
Total current assets	695,455	745,898
NONCURRENT ASSETS
Investments in equity investees	160,403	161,591
Prepaid pension asset	6,045	6,287
Regulatory assets	369,517	402,202
Derivatives, at fair value	2,830	2,761
Other	53,958	42,928
Total noncurrent assets	592,753	615,769
Total assets	$3,105,907	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2014	September 30, 2013
CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding June 30, 2014-42,167,558; September 30, 2013-41,961,534	$112,777	$112,563
Premium on common stock	304,731	300,196
Accumulated other comprehensive (loss), net of tax	(946)	(1,621)
Treasury stock at cost and other; shares June 30, 2014-2,943,373; September 30, 2013-3,060,356	(121,727)	(128,638)
Retained earnings	718,250	604,884
Common stock equity	1,013,085	887,384
Long-term debt	626,796	512,886
Total capitalization	1,639,881	1,400,270
CURRENT LIABILITIES
Current maturities of long-term debt	9,455	68,643
Short-term debt	174,500	365,600
Gas purchases payable	258,180	254,813
Accounts payable and other	82,329	60,342
Dividends payable	17,709	17,624
Deferred and accrued taxes	12,330	4,040
Regulatory liabilities	11,710	1,456
New Jersey clean energy program	15,429	14,532
Derivatives, at fair value	78,549	40,390
Broker margin accounts	2,278	—
Customers' credit balances and deposits	19,655	24,393
Total current liabilities	682,124	851,833
NONCURRENT LIABILITIES
Deferred income taxes	410,130	372,773
Deferred investment tax credits	5,342	5,584
Deferred revenue	4,222	4,763
Derivatives, at fair value	5,517	2,458
Manufactured gas plant remediation	183,600	183,600
Postemployment employee benefit liability	68,697	67,897
Regulatory liabilities	69,120	79,647
Asset retirement obligation	29,935	28,711
Other	7,339	7,247
Total noncurrent liabilities	783,902	752,680
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,105,907	$3,004,783

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 503,800 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides wholesale energy and energy management services;

NJR Clean Energy Ventures Corporation, the company’s unregulated distributed power subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge and NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. Steckman Ridge and Iroquois comprise the Midstream segment. On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Retail and Other operations.

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2014		September 30, 2013
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJNG	$48,279	12.1	$104,979	20.4
NJRES	171,580	41.8	209,498	62.3
Total	$219,859	53.9	$314,477	82.7

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $12.1 million and $11.7 million as of June 30, 2014 and September 30, 2013, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $9.5 million ($5.6 million, after tax) and $9.1 million ($5.4 million, after tax) as of June 30, 2014 and September 30, 2013, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	June 30, 2014		September 30, 2013
NJRES	$186,014	67%	$194,263	81%
NJNG (1)	85,579	31	43,045	18
NJRCEV	480	—	293	—
NJRHS and other	4,336	2	2,680	1
Total	$276,409	100%	$240,281	100%

(1)	Does not include unbilled revenues of $7.5 million and $7.4 million as of June 30, 2014 and September 30, 2013, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to ten years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $3.5 million and $1.9 million in other current assets and $24.9 million and $14.3 million in other noncurrent assets as of June 30, 2014 and September 30, 2013, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. As of June 30, 2014 and September 30, 2013, there was no allowance for doubtful accounts established.

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

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC Topic 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently does not have unrecognized tax benefits recorded on its balance sheet and does not expect any impact to its financial position upon adoption during its first quarter of fiscal 2015.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The company does not expect an impact to its financial position, results of operations and cash flows upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries,

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

jurisdictions and capital markets. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Upon adoption, the guidance will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 606 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC Topic 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The company does not expect a material impact to its financial position, results of operations and cash flows upon adoption.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2014	September 30, 2013
Regulatory assets-current
Conservation Incentive Program	$—	$18,887
Underrecovered gas costs	12,635	953
New Jersey Clean Energy Program	15,429	14,532
Total current	$28,064	$34,372
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$31,284	$46,968
Liability for future expenditures	183,600	183,600
Deferred income taxes	10,718	10,718
Derivatives at fair value, net	—	19
SAVEGREEN	26,054	30,004
Postemployment and other benefit costs	96,337	101,415
Deferred Superstorm Sandy costs	15,207	14,822
Other	6,317	14,656
Total noncurrent	$369,517	$402,202
Regulatory liability-current
Conservation Incentive Program	$5,958	$—
Derivatives at fair value, net	5,752	1,456
Total current	$11,710	$1,456
Regulatory liabilities-noncurrent
Cost of removal obligation	$69,000	$79,315
Derivatives at fair value, net	3	—
Other	117	332
Total noncurrent	$69,120	$79,647

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

Recent regulatory filings and/or actions include the following:

•	On September 18, 2013, the BPU approved NJNG's filing to reduce the USF recovery rate resulting in a .5 percent decrease for the average residential heat customer's bill effective October 1, 2013.

•
On October 16, 2013, the BPU provisionally approved NJNG’s fiscal 2014 BGSS/CIP filing to maintain its current BGSS rate along with reductions to its CIP factors effective November 1, 2013, which resulted in a 1 percent reduction to an average residential heat customer's bill. On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heat customer's bill. On July 23, 2014, the BPU approved these rates on a final basis.

•
On November 22, 2013, the BPU provisionally approved a Stipulation of Settlement for SBC factors that included recovery of MGP expenditures through June 30, 2013 and a .2 percent reduction to the average residential heat customer's bill related to the SBC RA factor to recover $18.7 million annually, and a 1.9 percent increase related to its NJCEP factor, effective December 1, 2013. On July 23, 2014, the BPU approved these rates on a final basis.

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

•	On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a rate filing in 2017.

•	On June 2, 2014, NJNG submitted its fiscal 2015 BGSS/CIP filing, which proposes a 4.3 percent reduction to an average residential heat customer's bill related to the CIP factor for fiscal 2015.

•	On June 2, 2014, NJNG submitted an EE rate filing for the recovery of SAVEGREEN costs, which proposes to maintain the existing rate.

•
On June 20, 2014, NJNG submitted its annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .4 percent increase to the average residential heat customer’s bill effective October 1, 2014.

•
On July 23, 2014, the BPU approved a Stipulation of Settlement related to the NJ RISE capital infrastructure program. NJNG will invest $102.5 million over a five-year period in six capital projects designed to enhance the resiliency of its natural gas distribution and transmission systems and help diminish the impact of major weather events in the future. In May 2015, NJNG will submit a filing to recover costs through July 31, 2015, associated with NJ RISE, through an adjustment to base rates as of November 1, 2015. Additional cost recovery will be included in NJNG’s next base rate case scheduled to be filed no later than November 15, 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2014		September 30, 2013
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$1	$29	$16	$3
	Derivatives - noncurrent	—	—	—	2
Fair value of derivatives designated as hedging instruments		$1	$29	$16	$5

Derivatives not designated as hedging instruments:
NJNG:
Financial derivative contracts	Derivatives - current	$7,952	$2,201	$3,502	$2,045
	Derivatives - noncurrent	3	—	121	140
NJRES:
Physical forward commodity contracts	Derivatives - current	12,214	37,177	11,282	14,573
	Derivatives - noncurrent	90	167	541	22
Financial derivative contracts	Derivatives - current	32,452	39,142	38,527	23,769
	Derivatives - noncurrent	2,737	5,350	2,099	2,294
Fair value of derivatives not designated as hedging instruments		$55,448	$84,037	$56,072	$42,843
Total fair value of derivatives		$55,449	$84,066	$56,088	$42,848

At June 30, 2014, the gross notional amount of the foreign currency transactions was approximately $4.9 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$12,304	$(7,261)	$—	$5,043
Financial commodity contracts	35,189	(35,189)	—	—
Foreign currency contracts	1	(1)	—	—
Total NJRES	$47,494	$(42,451)	$—	$5,043
NJNG
Financial commodity contracts	$7,955	$(2,201)	$1,256	$7,010
Derivative liabilities:
NJRES
Physical forward commodity contracts	$37,344	$(7,958)	$(500)	$28,886
Financial commodity contracts	44,492	(35,189)	(9,301)	2
Foreign currency contracts	29	(1)	—	28
Total NJRES	$81,865	$(43,148)	$(9,801)	$28,916
NJNG
Financial commodity contracts	$2,201	$(2,201)	$—	$—

As of September 30, 2013:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,823	$(3,549)	$(100)	$8,174
Financial commodity contracts	40,626	(26,063)	6,870	21,433
Foreign currency contracts	16	(5)	—	11
Total NJRES	$52,465	$(29,617)	$6,770	$29,618
NJNG
Financial commodity contracts	$3,623	$(2,185)	$214	$1,652
Derivative liabilities:
NJRES
Physical forward commodity contracts	$14,595	$(3,549)	$(500)	$10,546
Financial commodity contracts	26,063	(26,063)	—	—
Foreign currency contracts	5	(5)	—	—
Total NJRES	$40,663	$(29,617)	$(500)	$10,546
NJNG
Financial commodity contracts	$2,185	$(2,185)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCM's as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2014	2013	2014	2013
NJRES:
Physical commodity contracts	Operating revenues	$5,496	$3,595	$(52,502)	$(4,264)
Physical commodity contracts	Gas purchases	(7,728)	(8,809)	(87,202)	(6,253)
Financial derivative contracts	Gas purchases	2,293	39,601	(139,406)	38,134
Total unrealized and realized (losses)		$61	$34,387	$(279,110)	$27,617

The table above does not include gains and (losses) associated with NJNG's financial derivatives that totaled $1.5 million and $(4.7) million for the three months ended June 30, 2014 and 2013, respectively, and gains that totaled $14.3 million and $1.4 million for the nine months ended June 30, 2014 and 2013, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following tables reflect the effect of derivative instruments designated as cash flow hedges on OCI as of June 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$213	$(14)	$44	$(21)	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$(247)	$(85)	$209	$23	$—	$—

(1)	The settlement of foreign currency transactions over the next twelve months is expected to result in the reclassification of $(28,000) from OCI into earnings. The maximum tenor is April 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2014	September 30, 2013
NJNG	Futures	15.3	22.6
NJRES	Futures	(59.3)	(64.2)
	Options	0.6	1.5
	Physical	33.0	7.3

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

(Thousands)	Balance Sheet Location	June 30, 2014	September 30, 2013
NJNG	Broker margin - Current assets	$—	$213
NJNG	Broker margin - Current (liabilities)	$(2,278)	$—
NJRES	Broker margin - Current assets	$27,904	$6,368

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2014. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$172,089
Noninvestment grade	8,977
Internally rated investment grade	16,072
Internally rated noninvestment grade	13,262
Total	$210,400

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2014 and September 30, 2013, was $490,000 and $2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2014 and September 30, 2013, the Company would have been required to post an additional $440,000 and $1.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases, is as follows:

(Thousands)	June 30, 2014	September 30, 2013
Carrying value	$582,845	$529,845
Fair market value	$616,071	$556,518

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2014, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

1)     The data is widely accepted and public

2)    The data is non-proprietary and sourced from an independent third party

3)    The data is observable and published

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data; these include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2014:
Assets:
Physical forward commodity contracts	$—	$12,304	$—	$12,304
Financial derivative contracts - natural gas	43,144	—	—	43,144
Financial derivative contracts - foreign exchange	—	1	—	1
Available for sale equity securities - energy industry (1)	12,082	—	—	12,082
Other (2)	1,373	—	—	1,373
Total assets at fair value	$56,599	$12,305	$—	$68,904
Liabilities:
Physical forward commodity contracts	$—	$37,344	$—	$37,344
Financial derivative contracts - natural gas	46,693	—	—	46,693
Financial derivative contracts - foreign exchange	—	29	—	29
Total liabilities at fair value	$46,693	$37,373	$—	$84,066
As of September 30, 2013:
Assets:
Physical forward commodity contracts	$—	$11,823	$—	$11,823
Financial derivative contracts - natural gas	44,249	—	—	44,249
Financial derivative contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry (1)	11,716	—	—	11,716
Other (2)	1,129	—	—	1,129
Total assets at fair value	$57,094	$11,839	$—	$68,933
Liabilities:
Physical forward commodity contracts	$—	$14,595	$—	$14,595
Financial derivative contracts - natural gas	28,248	—	—	28,248
Financial derivative contracts - foreign exchange	—	5	—	5
Total liabilities at fair value	$28,248	$14,600	$—	$42,848

(1)	Included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

(Thousands)	June 30, 2014	September 30, 2013
Steckman Ridge	$128,255	$129,707
Iroquois	24,257	23,084
Total	$152,512	$152,791

As of June 30, 2014, the investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. See Note 14. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During the fourth quarter of fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of onshore wind projects, for an 18.7 percent ownership interest and the right, but not the obligation, to purchase certain qualified projects. This investment is accounted for in accordance with the cost method of accounting. The Company does not estimate the fair value of its cost method investment since it is impracticable to do so. As of June 30, 2014, the Company has not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of its investment in OwnEnergy.

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. NJRCEV invested approximately $22 million to construct the 9.7 MW wind project, which was completed in June 2014. In the second fiscal quarter of 2014, NJRCEV acquired the development rights to its second wind project, a $42 million, 20 MW wind farm currently under construction in Carroll County, Iowa, which NJRCEV expects to be operational in the second quarter of fiscal 2015.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net (loss) income	$(14,274)	$29,155	$166,390	$134,830
Basic earnings per share
Weighted average shares of common stock outstanding-basic	42,117	41,608	42,072	41,697
Basic (loss) earnings per common share	$(0.34)	$0.70	$3.95	$3.23
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	42,117	41,608	42,072	41,697
Incremental shares (1)	—	124	384	123
Weighted average shares of common stock outstanding-diluted	42,117	41,732	42,456	41,820
Diluted earnings per common share (2)	$(0.34)	$0.70	$3.92	$3.22

(1)	Incremental shares consist of stock options, stock awards and performance shares.

(2)
Since there was a net loss for the three months ended June 30, 2014, incremental shares of 384 were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2014, and for the three and nine months ended June 30, 2013.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMON STOCK EQUITY

Changes in common stock equity during the nine months ended June 30, 2014, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2013	41,962	$112,563	$300,196	$(1,621)	$(128,638)	$604,884	$887,384
Net income						166,390	166,390
Other comprehensive income				675			675
Common stock issued under stock plans	324	214	4,187		9,685		14,086
Tax benefits from stock plans			348				348
Cash dividend declared ($1.26 per share)						(53,024)	(53,024)
Treasury stock and other	(118)				(2,774)		(2,774)
Balance as of June 30, 2014	42,168	$112,777	$304,731	$(946)	$(121,727)	$718,250	$1,013,085

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance as of September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(150), $91, $0, $(59)	216	(156)		—		60
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(77), $(334), $(411)	—	132	(1)	483	(2)	615
Net current-period other comprehensive income (loss), net of tax of $(150), $14, $(334), $(470)	216	(24)		483		675
Balance as of June 30, 2014	$5,616	$(12)		$(6,550)		$(946)

Balance as of September 30, 2012	$4,921	$51		$(15,743)		$(10,771)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(390), $31, $0, $(359)	565	(54)		—		511
Amounts reclassified from accumulated other comprehensive income, net of tax of $155, $(8) $(608), $(461)	(225)	15	(1)	1,005	(2)	795
Net current-period other comprehensive income (loss), net of tax of $(235), $23, $(608), $(820)	340	(39)		1,005		1,306
Balance as of June 30, 2013	$5,261	$12		$(14,738)		$(9,465)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

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

On May 15, 2014, NJNG entered into a $250 million, five-year, revolving, unsecured credit facility expiring in May 2019, which replaced an existing credit facility that was scheduled to expire in August 2014. The new NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. As of June 30, 2014, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $168.3 million.

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2014	September 30, 2013	Expiration Dates
NJR
Bank revolving credit facility (1)	$425,000	$325,000	August 2017
Notes outstanding at end of period	$93,500	$97,000
Weighted average interest rate at end of period	1.16%	1.00%
Amount available at end of period (2)	$304,830	$210,110
Bank term loan (3)	$100,000	$100,000	September 2014
Loan outstanding at end of period	$—	$100,000
Weighted average interest rate at end of period	—%	0.74%
Amount available at end of period	$100,000	$—
Bank letter of credit facility (3) (4)	$—	$10,000	June 2014
NJNG
Bank credit facility dedicated to EDA Bonds (1) (4)	$100,000	$100,000	August 2015
Bank revolving credit facility (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$81,000	$168,600
Weighted average interest rate at end of period	0.11%	0.13%
Amount available at end of period (5)	$168,269	$81,400

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $26.7 million and $17.9 million as of June 30, 2014 and September 30, 2013, respectively, which reduces amount available by the same amount.

(3)	Uncommitted, expired on June 5, 2014.

(4)	There were no borrowings outstanding as of June 30, 2014 and September 30, 2013, respectively.

(5)	Letters of credit outstanding total $731,000 and $266,000 as of June 30, 2014 and September 30, 2013, respectively, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR Long-term Debt

On May 12, 2011, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a two-year issuance period, which expired on May 10, 2013. As of June 30, 2014, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018.

On June 30, 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period, which expired on June 30, 2014. As of June 30, 2014, NJR had $50 million at 3.25 percent outstanding, which will mature on September 17, 2022, under this agreement.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of June 30, 2014, $100 million remains available for borrowing under this facility.

On July 23, 2014, NJR executed a commitment letter with Prudential for the issuance of $100 million in ten-year notes at 3.48 percent. The issuance of these notes is contingent upon the execution of a note purchase agreement and subject to customary closing conditions.

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

During the second quarter of fiscal 2014, management decided to redeem the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013. The bonds were redeemed on May 27, 2014.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1,536	$1,718	$4,608	$5,154	$980	$1,171	$2,942	$3,513
Interest cost	2,517	2,235	7,550	6,705	1,434	1,287	4,300	3,861
Expected return on plan assets	(3,869)	(3,706)	(11,607)	(11,118)	(1,043)	(913)	(3,130)	(2,739)
Recognized actuarial loss	1,399	1,911	4,197	5,733	625	964	1,875	2,892
Prior service cost amortization	27	27	83	81	(89)	(281)	(267)	(267)
Recognized net initial obligation	—	—	—	—	3	199	8	21
Net periodic benefit cost	$1,610	$2,185	$4,831	$6,555	$1,910	$2,427	$5,728	$7,281

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. NJR made a discretionary contribution of $20 million to the pension plans during fiscal 2013. There have been no discretionary contributions made during the nine months ended June 30, 2014.

In July 2014, the Company implemented a voluntary early retirement program to certain employees and expects to recognize a one-time expense of approximately $5.1 million for related postemployment benefit costs and other termination benefits in the fourth quarter of fiscal 2014.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2014 and 2013, based on its analysis, the Company determined that there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the nine months ended June 30, 2014 and 2013, are 28.2 percent and 27.6 percent, respectively. The increased tax rate is due primarily to a significant year over year increase in the forecasted pre-tax income. This increase is partially offset by the impact of increased forecasted ITCs, net of deferred taxes of $17.9 million and $13.4 million for the fiscal years ended September 30, 2014 and 2013, respectively, and forecasted PTCs of $187,000 for the fiscal year ended September 30, 2014. There were no forecasted PTCs for the fiscal year ended September 30, 2013.

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

As of June 30, 2014, the Company has state income tax net operating losses of approximately $116.8 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $6.8 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of June 30, 2014, the Company has recorded a valuation allowance of $238,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2013, the Company had state income tax net operating losses of approximately $104.4 million, a deferred state tax asset of approximately $6.1 million and a valuation allowance of $262,000.

As of September 30, 2013, the Company had an ITC carryforward of approximately $40 million, which has a life of 20 years. The Company expects to utilize the entire carryforward.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2032, for the supply, storage and delivery of natural gas. These contracts include current annual fixed charges of approximately $96.9 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2014, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2014	2015	2016	2017	2018	Thereafter
NJRES:
Natural gas purchases	$252,840	$179,692	$15,790	$—	$—	$—
Storage demand fees	8,812	26,813	10,363	5,608	3,500	4,381
Pipeline demand fees	19,061	45,117	34,142	18,221	12,541	7,173
Sub-total NJRES	$280,713	$251,622	$60,295	$23,829	$16,041	$11,554
NJNG:
Natural gas purchases	$27,690	$106,985	$5,937	$113	$—	$—
Storage demand fees	6,498	24,045	17,865	10,883	9,299	13,948
Pipeline demand fees	16,001	75,169	45,683	40,330	58,287	531,205
Sub-total NJNG	$50,189	$206,199	$69,485	$51,326	$67,586	$545,153
Total (1)	$330,902	$457,821	$129,780	$75,155	$83,627	$556,707

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may, subject to BPU approval, recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. On July 23, 2013, NJNG requested approval of its MGP expenditures incurred through June 30, 2013, as well as a reduction in the SBC RA factor to recover $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis on July 23, 2014. As of June 30, 2014, $31.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $159.8 million to $261.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the best estimated amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of June 30, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $183.6 million on the Unaudited Condensed Consolidated Balance Sheets, based on the best estimate. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating revenues
Natural Gas Distribution
External customers	$111,383	$119,022	$739,380	$689,621
Energy Services
External customers (1)	560,115	632,414	2,367,641	1,735,411
Intercompany	518	1,119	72,285	5,670
Clean Energy Ventures
External customers	3,155	2,563	8,007	7,182
Subtotal	675,171	755,118	3,187,313	2,437,884
Retail and Other
External customers	13,604	13,470	31,203	32,159
Intercompany	194	234	693	683
Eliminations	(712)	(1,353)	(72,978)	(6,353)
Total	$688,257	$767,469	$3,146,231	$2,464,373
Depreciation and amortization
Natural Gas Distribution	$10,567	$9,537	$30,374	$28,213
Energy Services	15	10	40	32
Clean Energy Ventures	2,823	2,196	7,969	6,131
Midstream	1	2	4	5
Subtotal	13,406	11,745	38,387	34,381
Retail and Other	212	196	627	586
Eliminations	2	1	—	(1)
Total	$13,620	$11,942	$39,014	$34,966
Interest income (2)
Natural Gas Distribution	$137	$146	$579	$459
Energy Services	210	—	210	—
Midstream	171	265	709	799
Subtotal	518	411	1,498	1,258
Retail and Other	1	(1)	1	1
Eliminations	(241)	(217)	(709)	(667)
Total	$278	$193	$790	$592

(1)	Includes sales to Canada, which accounted for 3.6 percent and 6.4 percent of total operating revenues during the nine months ended June 30, 2014 and 2013, respectively.

(2)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,540	$3,796	$12,412	$10,929
Energy Services	166	615	1,443	1,823
Clean Energy Ventures	1,382	870	3,817	2,475
Midstream	333	466	1,108	1,533
Subtotal	6,421	5,747	18,780	16,760
Retail and Other	86	261	328	819
Total	$6,507	$6,008	$19,108	$17,579
Income tax provision (benefit)
Natural Gas Distribution	$4,348	$1,788	$42,256	$39,089
Energy Services	(16,256)	12,945	36,816	23,906
Clean Energy Ventures	1,286	(1,477)	(18,146)	(15,703)
Midstream	1,321	1,073	3,890	3,935
Subtotal	(9,301)	14,329	64,816	51,227
Retail and Other	1,680	1,378	360	349
Eliminations	(187)	(410)	201	(234)
Total	$(7,808)	$15,297	$65,377	$51,342
Equity in earnings of affiliates
Midstream	$3,511	$3,052	$10,594	$11,012
Eliminations	(830)	(830)	(2,538)	(2,705)
Total	$2,681	$2,222	$8,056	$8,307
Net financial earnings (loss)
Natural Gas Distribution	$4,882	$5,528	$79,564	$76,937
Energy Services	(8,628)	2,097	90,153	21,479
Clean Energy Ventures	3,865	(1,381)	20,286	9,078
Midstream	1,896	1,541	5,584	5,600
Subtotal	2,015	7,785	195,587	113,094
Retail and Other	2,485	1,944	708	813
Eliminations	14	9	—	(12)
Total	$4,514	$9,738	$196,295	$113,895
Capital expenditures
Natural Gas Distribution	$38,186	$29,141	$109,071	$94,840
Clean Energy Ventures	46,166	14,891	91,569	39,756
Subtotal	84,352	44,032	200,640	134,596
Retail and Other	159	234	636	532
Total	$84,511	$44,266	$201,276	$135,128

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Consolidated net financial earnings	$4,514	$9,738	$196,295	$113,895
Less:
Unrealized (gain) loss from derivative instruments and related transactions (1)	(6,585)	(44,148)	45,811	(23,682)
Effects of economic hedging related to natural gas inventory	38,139	13,440	(3,409)	(9,425)
Tax adjustments	(12,766)	11,291	(12,497)	12,172
Consolidated net (loss) income	$(14,274)	$29,155	$166,390	$134,830

(1)
Excludes unrealized (gains) losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(327,000) and $(708,000) for the three months ended and $345,000 and $(398,000) for the nine months ended June 30, 2014 and 2013, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2014	September 30, 2013
Assets at end of period:
Natural Gas Distribution	$2,123,260	$2,094,940
Energy Services	463,597	468,096
Clean Energy Ventures	362,240	253,663
Midstream	153,214	153,536
Subtotal	3,102,311	2,970,235
Retail and Other	85,148	85,293
Intercompany assets (1)	(81,552)	(50,745)
Total	$3,105,907	$3,004,783

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of June 30, 2014, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by April 30, 2015. Additionally, NJRES has transportation capacity with Iroquois that expires in March 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $2.2 million and $4.6 million during the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, NJRES had demand fees payable of $141,000 and $389,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2013, fees payable to Steckman Ridge and Iroquois, were $159,000 and $390,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $7.3 million and $4.3 million during the nine months ended June 30, 2014 and 2013, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 as of June 30, 2014 and $775,000 as of September 30, 2013. NJNG had fees payable to Iroquois of $61,000 and $61,000 as of June 30, 2014 and September 30, 2013, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Business Segments

NJR has four primary business segments as presented in the chart below:

Natural Gas Distribution (NJNG)
Regulated Utility Operations
Distribution Operations
BGSS Incentives
Clean Energy Ventures (NJRCEV)
Unregulated Distributed Power
Grid-connected Solar
Net-metered Solar (Commercial and Residential)
Onshore Wind
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to the business segments above, NJR has non-utility operations that provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Retail and Other, include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

A summary of the company's consolidated results is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Thousands)	2014	2013	% change	2014	2013	% change
Operating revenues	$688,257	$767,469	(10.3)%	$3,146,231	$2,464,373	27.7%
Gas purchases	$639,076	$649,242	(1.6)%	$2,609,624	$2,016,597	29.4%

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

Operating revenues and gas purchases decreased during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, due primarily to:

•	a decrease at NJRES due primarily to a decrease in overall sales volumes; and

•	a decrease at NJNG as a result of lower off-system sales and BGSS rates.

Operating revenues and gas purchases increased during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to:

•	increased sales volumes at NJRES due to increased demand for natural gas in regions affected by the extreme cold weather, coupled with higher average commodity prices; and

•	an increase in firm sales at NJNG as a result of colder weather, customer growth, coupled with higher off-system sales, partially offset by lower BGSS rates.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2014		2013		2014		2013
Net income (loss)
Natural Gas Distribution	$4,882	(34)%	$5,528	19%	$79,564	48%	$76,937	57%
Energy Services	(28,254)	198	22,222	76	62,996	38	42,812	32
Clean Energy Ventures	5,029	(35)	(1,381)	(5)	17,193	10	9,078	7
Midstream	1,896	(13)	1,541	5	5,584	3	5,600	4
Retail and Other	2,485	(18)	1,944	7	708	1	813	—
Eliminations (1)	(312)	2	(699)	(2)	345	—	(410)	—
Total	$(14,274)	100%	$29,155	100%	$166,390	100%	$134,830	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended June 30, 2014, compared with the three months ended June 30, 2013 was primarily driven by:

•	a decrease at NJRES due primarily to greater losses on derivative instruments as a result of timing differences in the settlement of certain economic hedges; and

•	a decrease at NJNG due primarily to an increase in O&M, interest expense and income tax provision, which is partially offset by increased utility gross margin; partially offset by

•	an increase at NJRCEV due to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects.

The increase in net income during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013 was primarily driven by:

•	an increase at NJRES due primarily to higher gross margin due to increased demand caused by the extreme cold weather;

•	an increase at NJNG due primarily to higher gross margin related to customer growth and infrastructure investments; and

•	an increase at NJRCEV due to the receipt of a one-time credit support payment as discussed above.

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2014		September 30, 2013
Assets
Natural Gas Distribution	$2,123,260	68%	$2,094,940	70%
Energy Services	463,597	15	468,096	16
Clean Energy Ventures	362,240	12	253,663	8
Midstream	153,214	5	153,536	5
Retail and Other	85,148	3	85,293	3
Intercompany assets (1)	(81,552)	(3)	(50,745)	(2)
Total	$3,105,907	100%	$3,004,783	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the nine months ended June 30, 2014, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures.

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

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in Thousands)	2014	2013	2014	2013
Net (loss) income	$(14,274)	$29,155	$166,390	$134,830
Add:
Consolidated unrealized (gain) loss on derivative instruments	(6,585)	(44,148)	45,811	(23,682)
Effects of economic hedging related to natural gas inventory	38,139	13,440	(3,409)	(9,425)
Tax adjustments	(12,766)	11,291	(12,497)	12,172
Net financial earnings	$4,514	$9,738	$196,295	$113,895

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2014		2013		2014		2013
Net financial earnings (loss)
Natural Gas Distribution	$4,882	108%	$5,528	57%	$79,564	41%	$76,937	67%
Energy Services	(8,628)	(191)	2,097	21	90,153	46	21,479	19
Clean Energy Ventures	3,865	86	(1,381)	(14)	20,286	10	9,078	8
Midstream	1,896	42	1,541	16	5,584	3	5,600	5
Retail and Other	2,485	55	1,944	20	708	—	813	1
Eliminations (1)	14	—	9	—	—	—	(12)	—
Total	$4,514	100%	$9,738	100%	$196,295	100%	$113,895	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, was primarily driven by:

•
a decrease at NJRES due primarily to a decrease in overall sales volumes related to the seasonal nature of natural gas usage, year-round transportation and storage portfolio expenses, and an increase in costs associated with unwinding hedges relating to sales made in the second fiscal quarter; partially offset by

•	an increase at NJRCEV due to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects.

The increase in NFE during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, was primarily driven by:

•	an increase at NJRES due primarily to higher financial margin due to increased demand caused by the extreme cold weather;

•	an increase at NJNG due to higher gross margin related to customer growth and infrastructure investments; and

•	an increase at NJRCEV due to the receipt of a one-time credit support payment as discussed above.

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

Our Natural Gas Distribution segment has approximately 503,800 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including CIP;

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

Superstorm Sandy

In October 2012, high winds, heavy rainfall and the related flooding associated with Superstorm Sandy caused significant damage to portions of NJNG's distribution system. As a result, NJNG curtailed the natural gas infrastructure in certain areas of its service territory that were most heavily damaged, affecting approximately 30,100 of NJNG's customers. As of June 30, 2014, gas service has been restored to approximately 75 percent of those customers. Total capital expenditures associated with the restoration of the affected portions of distribution system were $33.5 million, including $7.4 million during the nine months ended

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

June 30, 2014. NJNG expects to spend approximately $9.3 million and $5.2 million during fiscal 2014 and 2015, respectively. NJNG filed a petition with the BPU in November 2012, requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy restoration efforts. NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case to be filed no later than November 15, 2015. As of June 30, 2014 and September 30, 2013, NJNG had $15.2 million and $14.8 million, respectively, of deferred O&M costs in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets related to the restoration of its infrastructure. In addition, as a result of the disruption of service to these customers, NJNG lost approximately $5.9 million and $8.2 million in operating revenue and $2.2 million and $3 million in utility gross margin, during the nine months ended June 30, 2014 and 2013, respectively.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs.

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. The AIP projects, which totaled approximately $149 million, were constructed and gas was introduced to the system in October 2012. NJNG has received regulatory approval to recover approximately $15.4 million annually through its base tariff rates.

On October 23, 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG is replacing portions of its gas distribution unprotected steel and cast iron infrastructure over a four-year period. NJNG will seek to recover $130 million, plus a weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent, in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of June 30, 2014, NJNG has begun development of three NGV stations. On April 23, 2014, the BPU approved NJNG's request to include a cost recovery filing to the BPU in its next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG’s SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU on September 3, 2013, seeking approval of NJ RISE, which consists of six capital projects totaling $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey’s utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG seeks to recover the capital costs associated with NJ RISE through an annual adjustment to its base rate. On July 23, 2014, the BPU approved a Stipulation of Settlement related to the NJ RISE capital infrastructure program. In May 2015, NJNG will submit a filing to recover costs through July 31 2015, associated with NJ RISE, through an adjustment to base rates as of November 1, 2015. Additional cost recovery will be included in NJNG’s next base rate case scheduled to be filed no later than November 15, 2015.

Other projects

NJNG is exploring other system enhancements that are designed to support improved reliability in the southern portion of its service territory, referred to as the Southern Reliability Link, as well as to reduce costs associated with the filling of LNG tanks, referred to as Liquefaction.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Below is a summary of estimated capital expenditures for the current and subsequent fiscal years:

(Millions)	2014	2015
Customer growth	$28.0	$25.6
System maintenance and other	67.6	55.7
AIP/SAFE	38.0	33.7
Superstorm Sandy	9.3	5.2
NGV Advantage	9.0	—
NJ RISE	—	7.5
Liquefaction/LNG	16.0	16.3
Southern Reliability	—	17.1
Total	$167.9	$161.1

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

During the nine months ended June 30, 2014 and 2013, respectively, NJNG added 5,151 and 5,301 new customers and converted 437 and 497 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $3.1 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 14,000 to 16,000 new customers during the two-year period of fiscal 2014 and 2015. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and 50 percent from customer conversions to natural gas from other fuel sources. This growth would increase utility gross margin under NJNG's base rates by approximately $4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

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

On June 21, 2013, the BPU approved NJNG's 2012 request to extend and expand the current SAVEGREEN program through June 30, 2015, with certain modifications, resulting in grants, incentives and financing investments of more than $85 million, earning a weighted average return of 6.9 percent. Since inception, the BPU has approved total SAVEGREEN investments of approximately $149.5 million, of which, $85.2 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. On March 1, 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. On May 21, 2014, the BPU approved the continuation of the CIP program. There is no expiration date for the CIP; however, it will be subject to review in a

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

future rate filing in 2017. On June 2, 2014, NJNG filed for reductions to its CIP rates, resulting in a 4.3 percent reduction to the average residential heat customer's bill, proposed to be effective October 1, 2014. NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Weather (1)	$1,316	$841	$(10,396)	$4,463
Usage	1,333	3,065	4,939	9,451
Total	$2,649	$3,906	$(5,457)	$13,914

(1)
Compared with the 20-year average, weather was 4.3 percent and 3.2 percent warmer-than-normal during the three months ended June 30, 2014 and 2013, respectively, and 9.8 percent colder-than-normal and .9 percent warmer-than-normal during the nine months ended June 30, 2014 and 2013, respectively.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, NJNG's ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the nine months ended June 30, 2014 and 2013, which illustrates the daily natural gas prices(1) in the northeast market region, also known as Tetco M-3:

(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $81.30 and $11.59 and the minimum daily price was $2.43 and $3.19 for the nine months ended June 30, 2014 and 2013, respectively. The volatility and increase in commodity prices during the second quarter of fiscal 2014 was due primarily to a significant increase in the demand for natural gas as a result of extreme cold weather in the northeast. A more detailed discussion of the impacts of the price of natural gas to operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 24, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate effective June 1, 2013, resulting in a 5.2 percent decrease to the average residential heat customer's bill and again on November 21, 2013, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heat customer's bill. These rates were approved on a final basis on July 23, 2014. In addition, NJNG filed its fiscal 2015 BGSS/CIP filing on June 2, 2014 with no change to the current BGSS rate. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives through October 31, 2015, for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and FRM programs that are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. NJNG is also permitted to propose a process to re-evaluate and discuss alternative incentive programs annually, should performance of the existing incentives or market conditions warrant.

Utility gross margin from incentive programs was $10.4 million and $6 million during the nine months ended June 30, 2014 and 2013, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of June 30, 2014, NJNG recognized a regulatory asset and an obligation of $183.6 million.

NJNG is currently authorized to recover remediation costs of approximately $18.7 million annually, based on expenditures incurred through June 30, 2013.

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

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Utility gross margin
Operating revenues	$111,383	$119,022	$739,380	$689,621
Less:
Gas purchases	40,373	56,559	373,982	363,646
Energy and other taxes	6,404	6,852	43,330	43,619
Regulatory rider expense	9,337	6,258	67,380	44,014
Total utility gross margin	55,269	49,353	254,688	238,342
Operation and maintenance expenses	30,466	28,414	88,417	82,310
Depreciation and amortization	10,567	9,537	30,374	28,213
Other taxes not reflected in utility gross margin	1,191	1,063	3,497	3,381
Operating income	13,045	10,339	132,400	124,438
Other income	725	773	1,832	2,517
Interest expense, net of capitalized interest	4,540	3,796	12,412	10,929
Income tax provision	4,348	1,788	42,256	39,089
Net income	$4,882	$5,528	$79,564	$76,937

Operating revenues decreased by 6.4 percent, and gas purchases decreased by 28.6 percent, respectively, during the three months ended June 30, 2014, compared with the three months ended June 30, 2013. During the nine months ended June 30, 2014, operating revenues increased by 7.2 percent, and gas purchases increased by 2.8 percent, respectively, during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013.

The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014 v. 2013		2014 v. 2013
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$5.7	$2.8	$69.3	$34.9
Average BGSS rates (1)	(6.0)	(5.6)	(45.8)	(42.8)
Off-system sales	(12.2)	(12.2)	22.9	22.3
CIP adjustments	(1.3)	—	(19.4)	—
SAVEGREEN	1.9	—	13.2	—
AIP	0.9	—	6.5	—
Other	3.4	(1.2)	3.1	(4.1)
Total increase	$(7.6)	$(16.2)	$49.8	$10.3

(1)
Operating revenue includes changes in sales tax of $(.4) million during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, and $(3) million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the three months ended June 30, 2014, compared with the three months ended June 30, 2013, a decrease in off-system sales, which was due primarily to a 43.7 percent reduction in volumes, as well as a 7.4 percent decrease in the average price of gas sold, along with lower BGSS rates contributed to the decrease in operating revenues and gas purchases, partially offset by increased usage due to a colder April and customer growth.

An increase in usage related to weather being 9.9 percent colder during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, was the primary contributing factor to the increases in operating revenues and gas purchases along with higher off-system sales, due primarily to a 50.4 percent increase in the average price of gas sold, offset by a 19.9 percent reduction in volumes. These increases were partially offset by lower BGSS rates during the current period along with a decrease in CIP adjustments of $14.9 million related to the colder weather and $4.5 million related to usage. Other includes changes in Superstorm Sandy impact and increases in rider rates, including those related to NJCEP and other programs.

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$29,336	5.3	$28,277	5.0	$152,934	40.3	$147,398	35.7
Commercial, industrial and other	8,532	1.0	8,460	1.0	38,960	7.6	38,112	6.9
Firm transportation	11,356	2.6	10,555	2.3	52,029	16.2	46,450	13.7
Total utility firm gross margin/throughput	49,224	8.9	47,292	8.3	243,923	64.1	231,960	56.3
BGSS incentive programs	5,855	53.8	1,896	31.4	10,354	124.0	6,014	103.7
Interruptible	190	2.7	165	2.4	411	6.0	368	7.3
Total utility gross margin/throughput	$55,269	65.4	$49,353	42.1	$254,688	194.1	$238,342	167.3

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

The factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2014 v. 2013	2014 v. 2013
AIP	$830	$6,069
Customer impact	604	4,442
SAVEGREEN	498	1,452
Total increase	$1,932	$11,963

The increase in utility firm gross margin during the three and nine months ended June 30, 2014, compared with the three and nine months ended June 30, 2013, was due primarily to increases in revenue related to infrastructure investments along with customer growth.

The increase in firm transportation margin is due primarily to transfers of customers from residential and commercial sales as a result of increased marketing activity by third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total customers include the following:

	June 30, 2014	June 30, 2013
Firm customers
Residential	418,792	408,903
Commercial, industrial & other	25,108	24,901
Residential transport	49,251	53,307
Commercial transport	10,545	10,214
Total firm customers	503,696	497,325
Other	65	70
Total customers	503,761	497,395

NJNG added 5,151 and 5,301 new customers and converted 437 and 497 existing customers to natural gas heat and other services during the nine months ended June 30, 2014 and 2013, respectively. This customer growth represents an estimated annual increase of approximately .7 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.1 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2014 v. 2013	2014 v. 2013
Storage	$2,889	$2,827
Capacity release	861	806
Off-system sales	10	639
FRM	199	68
Total increase	$3,959	$4,340

The increase during the three and nine months ended June 30, 2014, compared with the three and nine months ended June 30, 2013, was due primarily to increased margins in the storage incentive program, which was due to lower natural gas prices, as well as timing of storage injections. NJNG capacity release margins also increased due primarily to an increase in the amount of volumes released and the value of capacity as a result of increased market area volatility.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases in O&M are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2014 v. 2013	2014 v. 2013
Compensation and benefits	$209	$3,660
Maintenance and repairs	1,020	904
Shared corporate costs	(13)	773
Other	836	770
Total increase	$2,052	$6,107

The increase in O&M during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, was due primarily to an increase in maintenance and repairs related to the extreme cold weather that occurred during the second fiscal quarter. The increase in O&M during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, was due primarily to an increase in compensation and benefits as a result of higher labor costs related to additional complement,

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

overtime and incentives, partially offset by lower pension benefit costs due to an increase in the discount rate. In addition, there was an increase in maintenance and repairs, including snow removal, related to the extreme cold weather that occurred during the second fiscal quarter.

Depreciation Expense

Depreciation expense increased $1 million and $2.2 million during the three and nine months ended June 30, 2014 as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2.7 million and $8 million, during the three and nine months ended June 30, 2014, respectively, compared with the three and nine months ended June 30, 2013, due primarily to the increase in total utility gross margin of $5.9 million and $16.3 million, partially offset by increases in O&M and depreciation expense, as previously discussed.

Net Income

Net income decreased $646,000 or 11.7 percent, to $4.9 million during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, due primarily to an increase in the income tax provision due to a higher effective tax rate as a result of a lower forecasted cost of retiring assets placed in service before 1980, which resulted in a increased tax adjustment in the third quarter of fiscal 2014, an increase in interest expense associated with new long-term debt issued in March 2014 and April 2013, partially offset by the increase in operating income, as previously discussed. Net income increased $2.6 million, or 3.4 percent, to $79.6 million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to the increase in operating income, partially offset by the increase in the income tax provision and interest expense, as previously discussed.

Energy Services Segment

Overview

NJRES is a non-regulated provider of physical natural gas services and customized energy solutions. The market areas in which it operates include the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western regions in the U.S., as well as Canada.

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

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating revenues	$560,633	$633,533	$2,439,926	$1,741,081
Gas purchases (including demand charges(1))	599,773	593,730	2,311,718	1,661,362
Gross margin	(39,140)	39,803	128,208	79,719
Operation and maintenance expenses	5,033	3,595	25,992	10,190
Depreciation and amortization	15	10	40	32
Other taxes	366	416	1,131	956
Operating (loss) income	(44,554)	35,782	101,045	68,541
Other income	210	—	210	—
Interest expense, net	166	615	1,443	1,823
Income tax (benefit) provision	(16,256)	12,945	36,816	23,906
Net (loss) income	$(28,254)	$22,222	$62,996	$42,812

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

As of June 30, 2014, NJRES' portfolio of financial derivative instruments was comprised of:

•	59.3 Bcf of net short futures contracts, inclusive of multiple market locations

As of June 30, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	50.2 Bcf of net short futures contracts, inclusive of multiple market locations.

Operating Revenues and Gas Purchases

Operating revenues during the three months ended June 30, 2014, decreased $72.9 million, while gas purchases increased $6 million compared with the three months ended June 30, 2013. The decrease in operating revenue was due primarily to a 16.8 percent decrease in overall sales volumes. The increase in gas purchases was due primarily to a decline of $36.6 million in unrealized gains and increased realized loss of $24.7 million.

During the nine months ended June 30, 2014, operating revenues increased $698.8 million and gas purchases increased $650.4 million, compared with the nine months ended June 30, 2013, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to capture increased sales volume and higher pricing through optimization of NJRES’ transportation and storage assets across North America.

Gross Margin

Gross margin during the three months ended June 30, 2014, was lower by approximately $78.9 million compared with the three months ended June 30, 2013, due primarily to a decrease in unrealized gains. Gross margin during the nine months ended June 30, 2014, was $48.5 million higher compared with the nine months ended June 30, 2013, due primarily to the increased prices and volumes as described above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M increased $1.4 million during the three months ended June 30, 2014 compared with the three months ended June 30, 2013, due primarily to increases in allocated corporate costs. O&M increased $15.8 million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to increases in incentive compensation costs.

Non-GAAP Financial Measures

Management uses non-GAAP financial measures, noted as “financial margin” and “NFE,” when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as more representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility to GAAP earnings as a result of timing differences associated with these derivative instruments. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating revenues	$560,633	$633,533	$2,439,926	$1,741,081
Less: Gas purchases	599,773	593,730	2,311,718	1,661,362
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(7,101)	(45,267)	46,357	(24,312)
Effects of economic hedging related to natural gas inventory	38,139	13,440	(3,409)	(9,425)
Financial margin	$(8,102)	$7,976	$171,156	$45,982

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating (loss) income	$(44,554)	$35,782	$101,045	$68,541
Add:
Operation and maintenance expenses	5,033	3,595	25,992	10,190
Depreciation and amortization	15	10	40	32
Other taxes	366	416	1,131	956
Subtotal - Gross margin	(39,140)	39,803	128,208	79,719
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(7,101)	(45,267)	46,357	(24,312)
Effects of economic hedging related to natural gas inventory	38,139	13,440	(3,409)	(9,425)
Financial margin	$(8,102)	$7,976	$171,156	$45,982

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial margin decreased $16.1 million during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, due primarily to a decrease in overall sales volumes and related timing of certain transactions associated with storage.

Financial margin increased $125.2 million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to effectively utilize its strategically located assets across North America to generate additional financial margin during the second fiscal quarter.

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Net (loss) income	$(28,254)	$22,222	$62,996	$42,812
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(7,101)	(45,267)	46,357	(24,312)
Effects of economic hedging related to natural gas inventory	38,139	13,440	(3,409)	(9,425)
Tax adjustments	(11,412)	11,702	(15,791)	12,404
Net financial (loss) earnings	$(8,628)	$2,097	$90,153	$21,479

NFE decreased $10.7 million during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, and increased $68.7 million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to the decrease and increase, respectively, in financial margin as previously discussed.

Future results are subject to NJRES' ability to expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate counterparties, volatility in the natural gas market, availability of storage arbitrage opportunities, sufficient liquidity in the energy trading market, supply and demand for natural gas and continued access to liquidity in the capital markets.

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

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2014				2013
Placed in service	Projects	MW	ITC Eligible Costs		Projects	MW	ITC Eligible Costs
Net-metered:
Commercial	—	—	$1	(1)	—	—	$11	(1)
Residential	272	2.1	8,501		304	2.7	9,580
Grid-connected	1	9.2	22,306		—	—	1	(1)
Total placed in service	273	11.3	$30,808		304	2.7	$9,592

(1)	During the three months ended June 30, 2014 and 2013, ITC eligible costs include additional costs related to projects that were placed in service prior to the respective three month periods.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

	Nine Months Ended
	June 30,
($ in Thousands)	2014			2013
Placed in service	Projects	MW	ITC Eligible Costs	Projects	MW	ITC Eligible Costs
Net-metered:
Commercial	1	0.3	$994	1	2.4	$6,624
Residential	739	7.2	22,356	598	5.1	17,848
Grid-connected	2	10.6	27,055	1	6.7	19,297
Total placed in service	742	18.1	$50,405	600	14.2	$43,769

Since its inception, Clean Energy Ventures has placed a total of 74.1 MW of solar capacity into service and has 16.1 commercial and .4 residential MW under construction as of June 30, 2014. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2014 to be between $70 million and $80 million.

Once projects commence operations or are connected to the grid, for each MWh of electricity produced, an SREC is created. An SREC represents the renewable attributes of the solar-electricity generated and is sold by NJRCEV to counterparties, including certain electric utilities that need to comply with the solar carve-out of New Jersey's renewable portfolio standards.

NJRCEV had 27,309 and 19,288 SRECs in inventory as of June 30, 2014 and 2013, respectively. Other SREC activity consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
SRECs generated	23,845	19,070	50,000	37,153
SRECs sold	13,364	13,861	34,042	46,223

As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed on their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

Clean Energy Ventures also has the option to acquire small to mid-size wind projects that fit its investment profile through its 18.7 percent ownership interest in OwnEnergy, a developer of onshore wind projects. On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which is its first onshore wind project. The $22 million, 9.7 MW project was completed in June 2014. On February 14, 2014, NJRCEV acquired the development rights to a wind project in Carroll County, Iowa. NJRCEV expects to complete the $42 million, 20 MW project in fiscal 2015. Both wind projects are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have 25-year power purchase agreements in place, through which all energy and renewable attributes will be sold to the applicable electric utility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating revenues	$3,155	$2,563	$8,007	$7,182
Operation and maintenance expenses	2,462	2,302	6,993	6,276
Depreciation and amortization	2,823	2,196	7,969	6,131
Other taxes	73	53	221	113
Operating (loss)	(2,203)	(1,988)	(7,176)	(5,338)
Other income	9,900	—	10,040	1,188
Interest expense, net	1,382	870	3,817	2,475
Income tax provision (benefit)	1,286	(1,477)	(18,146)	(15,703)
Net income (loss)	$5,029	$(1,381)	$17,193	$9,078

Operating revenues consist of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
SREC sales	$1,867	$1,793	$4,965	$5,652
Electricity sales	618	462	1,319	831
Sunlight Advantage	670	308	1,723	699
Total operating revenues	$3,155	$2,563	$8,007	$7,182

NJRCEV hedges a portion of its expected SREC production through forward sale contracts. As of June 30, 2014, NJRCEV has hedged an average of approximately 61.3 percent of its SREC inventory and projected SREC production related to its existing commercial assets for energy years 2014 through 2016. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Operation and Maintenance Expense

O&M increased by $160,000 and $717,000 during the three and nine months ended June 30, 2014, respectively, as compared with the three and nine months ended June 30, 2013, due primarily to increased software maintenance and administrative costs relating to solar project support for projects placed in service, as well as additional support for wind projects under construction.

Depreciation Expense

Depreciation expense increased $627,000 and $1.8 million during the three and nine months ended June 30, 2014, respectively, as compared with the three and nine months ended June 30, 2013, as a result of additional solar projects being placed into service.

Income Tax Provision (Benefit)

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on projects completed in the first, second and third quarters and NJRCEV’s forecast of projects to be completed for the balance of the fiscal year, NJR’s estimated annual effective tax rate is 28.2 percent. Accordingly, $1.3 million and $17.8 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2014, respectively, compared with $313,000 and $13.1 million, net of deferred taxes, recognized during the three and nine months ended June 30, 2013, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $6.4 million during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 and increased $8.1 million during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to an increase in other income, which was due to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects, partially offset by increased depreciation, interest and O&M expenses.

Non-GAAP Financial Measures

Management of the Company uses a non-GAAP financial measure, noted as “NFE,” when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2014 is estimated at 28.4 percent. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of NJRCEV's net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Net income (loss)	$5,029	$(1,381)	$17,193	$9,078
Add:
Tax adjustments	(1,164)	—	3,093	—
Net financial earnings (loss)	$3,865	$(1,381)	$20,286	$9,078

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

As of June 30, 2014, NJR's net investments in Steckman Ridge and Iroquois were $128.3 million and $24.3 million, respectively.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Equity in earnings of affiliates	$3,511	$3,052	$10,594	$11,012
Operation and maintenance expenses	$161	$143	$675	$561
Interest expense, net	$162	$201	$399	$734
Income tax provision	$1,321	$1,073	$3,890	$3,935
Net income	$1,896	$1,541	$5,584	$5,600

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Steckman Ridge	$2,420	$2,041	$6,656	$6,643
Iroquois	1,091	1,011	3,938	4,369
Total equity in earnings	$3,511	$3,052	$10,594	$11,012

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

Operating Results

The consolidated financial results of Retail and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2014	2013	2014	2013
Operating revenues	$13,798	$13,704	$31,896	$32,842
Operation and maintenance expenses	$8,088	$9,421	$27,908	$28,099
Net income	$2,485	$1,944	$708	$813

Operating revenues remained relatively flat during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, and decreased $946,000 during the nine months ended June 30, 2014 compared with the nine months ended June 30, 2013, due primarily to an increase in the demand for equipment installations following Superstorm Sandy, which generated higher revenue in fiscal 2013.

O&M decreased $1.3 million during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 due primarily to lower equipment costs, corresponding to the decrease in installations. O&M decreased $191,000 during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to lower equipment costs as discussed above, partially offset by higher incentive compensation.

Net income increased $541,000 during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 due primarily to decreased O&M, as previously discussed. Net income decreased $105,000 during the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013, due primarily to decreased revenues, as discussed above, partially offset by a gain after closing costs of $186,000 during the nine months ended June 30, 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R.

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

NJR's consolidated capital structure was as follows:

	June 30, 2014	September 30, 2013
Common stock equity	56%	48%
Long-term debt	34	28
Short-term debt	10	24
Total	100%	100%

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $23.8 million of equity through the DRP during fiscal 2013, by issuing 571,000 new shares. NJR also raised $10.9 million and $10.2 million of equity through the DRP, by issuing 235,000 and 237,000 shares of treasury stock, during the nine months ended June 30, 2014 and 2013, respectively.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of June 30, 2014, the Company repurchased a total of approximately 8.2 million of the authorized shares. There were 97,600 shares repurchased during the nine months ended June 30, 2014.

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
NJR believes that as of June 30, 2014, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2014
NJR
Notes Payable to banks:
Balance at end of period	$93,500	$93,500
Weighted average interest rate at end of period	1.16%	1.16%
Average balance for the period	$19,267	$182,318
Weighted average interest rate for average balance	1.17%	1.03%
Month end maximum for the period	$93,500	$324,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$81,000	$81,000
Weighted average interest rate at end of period	0.11%	0.11%
Average balance for the period	$46,636	$118,668
Weighted average interest rate for average balance	0.12%	0.13%
Month end maximum for the period	$81,000	$204,500

NJR

Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million, primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES' normal course of business. As of June 30, 2014, NJR's revolving credit facility had $304.8 million available.

On September 13, 2013, NJR entered into the $100 million uncommitted JPMC Term Loan Credit Agreement, with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent, which is scheduled to terminate on September 15, 2014. As of June 30, 2014, NJR had no amounts outstanding under the JPMC Term Loan with the full amount remaining for future borrowings.

Based on its average borrowings during the nine months ended June 30, 2014, NJR's average interest rate was 1.03 percent, resulting in interest expense of $1.3 million.

As of June 30, 2014, NJR has six letters of credit outstanding totaling $26.7 million, which reduces the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

In June 2013, NJR entered into an agreement permitting the issuance of stand-alone letters of credit for up to $10 million which expired on June 5, 2014.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the NJNG Credit Facility. On May 15, 2014, NJNG entered into a $250 million, five-year, revolving, unsecured credit facility expiring in May 2019, which replaced an existing credit facility that was scheduled to expire in August 2014. The new NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio, as defined in the credit facility, of not more than 0.65 to 1.00 at any time. As of June 30, 2014, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $168.3 million. In addition, the JPMC Facility providing liquidity support for NJNG's VRDNs has not been used to date. During the nine months ended June 30, 2014, based on its average commercial paper outstanding, NJNG's weighted average interest rate on its short-term debt was .13 percent, resulting in interest expense of $126,000.

As of June 30, 2014, NJNG has two letters of credit outstanding totaling approximately $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Default Provisions

The agreements governing our long-term and short-term debt obligations include provisions that, if not complied with, could require early payment or similar actions. Default events include, but are not limited to, the following:

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

Long-Term Debt

NJR

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of June 30, 2014, $100 million remains available for borrowing under the MetLife Facility.

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential. The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period ending June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. On June 30, 2014, the Prudential Facility expired.

On July 23, 2014, NJR executed a commitment letter with Prudential for the issuance of $100 million in ten-year notes at 3.48 percent. The issuance of these notes is contingent upon the execution of a note purchase agreement and subject to customary closing conditions.

NJR has a $50 million, 6.05 percent senior unsecured note, issued through the private placement market, maturing in September 2017.

NJNG

As of June 30, 2014, NJNG's long-term debt consisted of $335.8 million in secured fixed-rate debt issuances, with maturities ranging from 2018 to 2044, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $53.4 million in capital leases with various maturities ranging from 2014 to 2021.

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

During the second quarter of fiscal 2014, management decided to redeem the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013. The bonds were redeemed on May 27, 2014.

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

Contractual Obligations

NJNG's total capital expenditures are projected to be $167.9 million and $161.1 million, in fiscal 2014 and 2015, respectively, and include estimated SAFE construction costs of $38 million and $33.7 million, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2014 were $110.7 million, of which $33.7 million was related to SAFE. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for actually incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of June 30, 2014, NJNG has deferred $15.2 million in regulatory assets for future recovery. In addition, NJNG requested the review of and the appropriate amortization period for such deferred expenses be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of June 30, 2014, NJNG's future MGP expenditures are estimated to be $183.6 million. For a more detailed description of MGP properties and expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include discretionary spending on capital projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2014 to be between $70 million and $80 million. During the nine months ended June 30, 2014, $64.8 million has been spent and an additional $65.6 million has been committed or accrued for projects to be placed in service during fiscal 2014 and beyond.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJRCEV invested approximately $22 million to construct the 9.7 MW Two Dot wind project in Montana, which was completed in June 2014. NJRCEV will also invest approximately $42 million on a second wind project located in Carroll County, Iowa. NJRCEV expects to complete that 20 MW project in fiscal 2015. During the nine months ended June 30, 2014, $26.8 million has been spent and an additional $29.8 million has been committed or accrued for these wind projects.

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

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $412.1 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $27.4 million, as noted above.

Cash Flow

Operating Activities

As presented on the Unaudited Condensed Consolidated Statements of Cash Flows, cash flows from operating activities totaled $376.5 million during the nine months ended June 30, 2014, compared with $125.1 million during the nine months ended June 30, 2013. Operating cash flows are primarily affected by variations in working capital, which can be impacted by the following:

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

In addition to the factors that primarily affect working capital, the $251.3 million increase in cash flows from operating activities was due to unusually cold weather during the nine months ended June 30, 2014, compared with the prior fiscal year, which resulted in a significant increase in sales of natural gas withdrawals out of storage at NJRES, as well as an increase in volatility and natural gas prices that factored into the overall profitability at NJRES.

Investing Activities

Cash flows used in investing activities totaled $193.8 million during the nine months ended June 30, 2014, compared with $132.5 million during the nine months ended June 30, 2013. The increase was due primarily to an increase in capital expenditures of $26.8 million related to wind projects, $25 million related to solar projects at NJRCEV and $14.2 million related to utility plant including cost of removal at NJNG, partially offset by proceeds from the sale of land at CR&R.

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

Cash flows used in financing activities totaled $182.3 million during the nine months ended June 30, 2014, compared with cash flows from financing activities of $4.8 million during the nine months ended June 30, 2013. The increase in cash used was due primarily to an increase in payments of short-term and long-term debt. Unusually cold weather during fiscal 2014 resulted in an increase in natural gas sales and profitability that allowed NJR and NJNG to reduce short-term borrowings. NJNG also issued $125 million in senior notes, which was used to reduce short-term borrowings and redeem $60 million, 4.77 percent private placement bonds that matured in March 2014 and $12 million Series HH bonds, which were callable as of December 1, 2013 and redeemed in May 2014.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2013 to June 30, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2014
NJNG	$1,438	$15,128	$10,812	$5,754
NJRES	14,563	(155,920)	(132,054)	(9,303)
Total	$16,001	$(140,792)	$(121,242)	$(3,549)

There were no changes in methods of valuations during the nine months ended June 30, 2014.

The following is a summary of fair market value of financial derivatives at June 30, 2014, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2014	2015	2016 - 2018	After 2018	Total Fair Value
Price based on NYMEX/CME	$5,039	$(1,846)	$(1)	$—	$3,192
Price based on ICE	(543)	(4,421)	(1,777)	—	(6,741)
Total	$4,496	$(6,267)	$(1,778)	$—	$(3,549)

The following is a summary of financial derivatives by type as of June 30, 2014:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	15.3	$3.34 - $4.81	$5,762
	Options	0.2	$0.00 - $0.22	(8)
NJRES	Futures	(59.3)	$2.89 - $7.14	(9,272)
	Options	0.6	$0.07 - $0.07	(31)
Total				$(3,549)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2013 to June 30, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2014
NJRES - Prices based on other external data	$(2,772)	(94,255)	(71,987)	$(25,040)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and our fixed swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices for example, increases

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

(decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $20.2 million. This analysis does not include potential changes to reported credit adjustments embedded in the $1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(10,109)	$(20,218)	$(30,327)	$(40,437)
Ending derivative fair value	$(1,040)	$(11,149)	$(21,258)	$(31,367)	$(41,477)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$10,109	$20,218	$30,327	$40,437
Ending derivative fair value	$(1,040)	$9,069	$19,178	$29,287	$39,397

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2014. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of June 30, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$164,433	$124,283
Noninvestment grade	8,131	1,466
Internally rated investment grade	15,691	5,420
Internally rated noninvestment grade	13,138	57
Total	$201,393	$131,226

NJNG's counterparty credit exposure as of June 30, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,656	$6,513
Noninvestment grade	846	846
Internally rated investment grade	381	314
Internally rated noninvestment grade	124	—
Total	$9,007	$7,673

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2013, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2014, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/01/14 - 4/30/14	—	$—	—	1,552,127
5/01/14 - 5/31/14	—	$—	—	1,552,127
6/01/14 - 6/30/14	—	$—	—	1,552,127
Total	—	$—	—	1,552,127

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2014, included 9.75 million shares of common stock for repurchase, of which, approximately 1.55 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.3+
$250,000,000 Credit Agreement dated as of May 15, 2014, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Santander Bank, N.A., as Documentation Agents, and PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 4, 2014
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer